Form 10-Q
period 2006-12-31
Oculus Innovative Sciences, Inc.
filed 2007-02-21
CIK 1367083

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission file number 001-33216
OCULUS INNOVATIVE SCIENCES, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	68-0423298
(State or other jurisdiction of	(I.R.S Employer
incorporation or organization)	Identification No.)
1129 N. McDowell Blvd.
Petaluma, CA 94954
(Address of principal executive offices) (Zip code)
Registrant’s telephone number, including area code (707) 782-0792
Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.  Yes  ☐     No  ☑
Indicate by check mark whether the registrant is a large accelerated filter, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” in Rule 12b-2 of the Exchange Act (Check One):
Large Accelerated Filer  ☐     Accelerated Filer  ☐     Non-Accelerated Filer  ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☑
As of February 21, 2007 the number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, was 11,753,334.

OCULUS INNOVATIVE SCIENCES, INC.
Index

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
PART I: FINANCIAL INFORMATION
Item 1. Financial Statements

			Pro Forma
	December 31,	March 31,	December 31,
	2006	2006	2006
	(unaudited)		(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$2,520	$7,448	$27,202
Accounts receivable, net	1,612	1,076	1,612
Inventories	423	317	423
Prepaid expenses and other current assets	550	1,386	550

Total current assets	5,105	10,227	29,787
Property and equipment, net	2,160	1,940	2,160
Restricted cash	47	44	47
Deferred offering costs	1,516	478	—
Debt issue costs, net	972	—	972

Total assets	$9,800	$12,689	$32,966

LIABILITIES

Current liabilities:
Accounts payable	$2,003	$2,774	$2,003
Accrued expenses and other current liabilities	1,246	1,686	1,791
Dividends payable	484	121	484
Current portion of long-term debt	5,630	504	5,630
Current portion of capital lease obligations	16	15	16

Total current liabilities	9,379	5,100	9,924
Long-term debt, less current portion	2,425	210	2,425
Capital lease obligations, less current portion	29	41	29

Total liabilities	11,833	5,351	12,378

Commitments and Contingencies
Stockholders’ Equity (Deficit)
Convertible preferred stock, $0.0001 par value; 30,000,000 shares authorized,
Series A 1,347,709 shares issued and outstanding at December, 31, 2006 (unaudited) and March 31, 2006	6,668	6,668	—
Series B 2,635,744 shares issued and outstanding at December 31, 2006 (unaudited) and March 31, 2006	43,722	43,722	—
Series C 193,045 shares issued and outstanding at December 31, 2006 (unaudited)	2,903	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 4,223,286 and 4,218,981 shares issued and outstanding at December 31, 2006 (unaudited) and March 31, 2006, respectively, and 11,753,334 shares issued and outstanding pro forma at December 31, 2006 (unaudited)	3,408	3,399	2
Additional paid-in capital	6,057	4,644	85,377
Deferred compensation	—	(798)	—
Accumulated other comprehensive income (loss)	(636)	3	(636)
Accumulated deficit	(64,155)	(50,300)	(64,155)

Total stockholders’ equity (deficit)	(2,033)	7,338	20,588

Total liabilities and stockholders’ equity (deficit)	$9,800	$12,689	$32,966

See accompanying notes to condensed consolidated financial statements

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,
	2006	2005	2006	2005
Revenues
Product	$801	$416	$2,742	$1,222
Service	251	165	639	440

Total revenues	1,052	581	3,381	1,662

Cost of revenues
Product	542	1,571	1,584	2,920
Service	218	259	641	757

Total cost of revenues	760	1,830	2,225	3,677

Gross profit (loss)	292	(1,249)	1,156	(2,015)

Operating expenses
Research and development	795	737	2,390	1,700
Selling, general and administrative	4,614	3,878	12,480	11,584

Total operating expenses	5,409	4,615	14,870	13,284

Loss from operations	(5,117)	(5,864)	(13,714)	(15,299)

Interest expense	(305)	(17)	(565)	(120)
Interest income	30	103	130	172
Other income (expense), net	565	111	657	10

Net loss from continuing operations	(4,827)	(5,667)	(13,492)	(15,237)

Loss from operations of discontinued business	—	(413)	—	(587)

Net loss	(4,827)	(6,080)	(13,492)	(15,824)

Preferred stock dividends	(121)	—	(363)	—

Net loss available to common stockholders	$(4,948)	$(6,080)	$(13,855)	$(15,824)

Net loss per common share: basic and diluted
Continuing operations	$(1.17)	$(1.35)	$(3.28)	$(3.69)
Discontinued operations	—	(0.10)	—	(0.14)

	$(1.17)	$(1.45)	$(3.28)	$(3.83)
Weighted-average number of shares used in per common share calculations:
Basic and diluted	4,223	4,210	4,222	4,128

Other comprehensive loss, net of tax
Net loss	$(4,827)	$(6,080)	$(13,492)	$(15,284)
Foreign currency translation adjustments	(496)	(144)	(639)	(122)

Comprehensive loss	$(5,323)	$(6,224)	$(14,131)	$(15,406)

See accompanying notes to condensed consolidated financial statements

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity (Deficit)
(In thousands, except share amounts)
(unaudited)

											Accumu
										Deferred	lated
	Convertible Preferred Stock									Stock-	Other
	Series A ($0.0001)		Series B ($0.0001)		Series C ($0.0001)		Common Stock ($0.0001)		Additional	Based	Compre-	Accumu
	par value		par value		par value		par value		Paid in	Compen-	hensive	lated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Sation	Income	Deficit	Total
Balance, April 1, 2006	1,347,709	$6,668	2,635,744	$43,722	—	$—	4,218,981	$3,399	$4,644	$(798)	$3	$(50,300)	$7,338
Amortization of stock-based compensation	—	—	—	—	—	—	—	—	156	—	—	—	156
Non-employee stock-based compensation	—	—	—	—	—	—	—	—	8	—	—	—	8
Stock-based compensation related to fair value adjustment of common warrants with service conditions	—	—	—	—	—	—	—	—	80	—	—	—	80
Amortization of fair value of common warrants issued to consultant	—	—	—	—	—	—	—	—	29	—	—	—	29
Fair value of common warrants issued in settlement of litigation	—	—	—	—	—	—	—	—	365	—	—	—	365
Issuance of common stock in exchange for services	—	—	—	—	—	—	3,750	—	43	—	—	—	43
Issuance of Series B warrants in connection with line of credit	—	—	—	—	—	—	—	—	1,046	—	—	—	1,046
Issuance of common stock warrants in connection with line of credit	—	—	—	—	—	—	—	—	105	—	—	—	105
Issuance of common stock in connections with exercise of warrants	—	—	—	—	—	—	555	9	—	—	—	—	9
Issuance of Series C convertible preferred stock, net of offering costs	—	—	—	—	193,045	2,903	—	—	—	—	—	—	2,903
Employee stock-based compensation expense recognized under SFAS No. 123R, net of forfeitures	—	—	—	—	—	—	—	—	379	—	—	—	379
Dividend payable to Series A preferred stockholders	—	—	—	—	—	—	—	—	—	—	—	(363)	(363)
Reclassification of deferred stock-based compensation									(798)	798	—	—	—
Translation adjustment	—	—	—	—	—	—	—	—	—	—	(639)		(639)
Net loss	—	—	—	—	—	—	—	—	—	—		(13,492)	(13,492)

Balance, December 31, 2006	1,347,709	$6,668	2,635,744	$43,722	193,045	$2,903	4,223,286	$3,408	$6,057	$—	$(636)	$(64,155)	$(2,033)

See accompanying notes to condensed consolidated financial statements

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	December 31,
	2006	2005
Cash flows from operating activities
Net loss from continuing operations	$(13,492)	$(15,237)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	498	482
Stock-based compensation	1,060	491
Non-cash interest expense	256	—
Unrealized foreign exchange (gain) loss	(694)	—
Changes in operating assets and liabilities:
Accounts receivable	(500)	(442)
Inventories	(84)	366
Prepaid expenses and other current assets	839	(741)
Accounts payable	(787)	1,312
Accrued expenses and other liabilities	(461)	(1,088)

Net cash used in operating activities	(13,365)	(14,857)

Cash flows from investing activities:
Purchases of property and equipment	(653)	(491)

Net cash used in investing activities	(653)	(491)

Cash flows from financing activities:
Deferred offering costs	(1,036)	(457)
Proceeds from issuance of common stock upon exercise of stock options and warrants	10	298
Proceeds from issuance of convertible preferred stock	2,903	27,026
Debt issue costs	(75)	—
Proceeds from issued debt	8,381	79
Principal payments on debt	(1,040)	(818)
Payments on capital lease obligations	(12)	(16)

Net cash provided by financing activities	9,131	26,112

Cash flows from discontinued operations
Operating cash flows	—	(587)
Investing cash flows	—	(666)

Net cash used in discontinued operations	—	(1,253)

Effect of exchange rate on cash and cash equivalents	(41)	(122)

Net increase (decrease) in cash and cash equivalents	(4,928)	9,389
Cash and equivalents, beginning of period	7,448	3,287

Cash and equivalents, end of period	$2,520	$12,676

Supplemental disclosure of cash flow information:
Cash paid for interest	$271	$93

Conversion of note into Series A convertible preferred stock	$—	$40

Fair value of Series B and common stock warrants issued with debt	$1,151	$—

See accompanying notes to condensed consolidated financial statements

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 1. Organization and Summary of Significant Accounting Policies
Organization
     Oculus Innovative Sciences, Inc. (the “Company”) was incorporated under the laws of the State of California in April 1999 and was reincorporated under the laws of the State of Delaware in December 2006. The Company’s principal office is located in Petaluma, California. The Company develops, manufactures and markets a family of products intended to prevent and eliminate infection in acute and chronic wounds. The Company’s platform technology, Microcyn, is a non-irritating, superoxidized water-based solution that is designed to eliminate a wide range of bacteria, viruses, fungi and spores without promoting the development of resistant strains of pathogens. The Company conducts its business worldwide, with significant operating subsidiaries in Europe and Mexico.
Delaware Reincorporation
     On December 15, 2006, the Company merged into OIS Reincorporation Sub, Inc., a Delaware corporation (the Delaware Company). Pursuant to the Merger Agreement, an amendment to the certificate of incorporation was filed pursuant to which (i) each four shares of outstanding Company common stock were converted into one share of the Delaware Company’s common stock ($0.0001 par value), (ii) each four shares of the Company’s outstanding Series A convertible preferred stock were converted into one share of the Delaware Company’s Series A convertible preferred stock ($0.0001 par value), (iii) each four shares of the Company’s outstanding Series B convertible preferred stock were converted into one share of the Delaware Company’s Series B convertible preferred stock ($0.0001 par value), and (iv) each four shares of the California Company’s outstanding Series C convertible preferred stock were converted into one share of the Delaware Company’s Series C convertible preferred stock ($0.0001 par value). In addition, all options, warrants or rights to purchase shares of Company common stock or Company convertible preferred stock outstanding immediately prior to the Reincorporation were converted into options, warrants or rights to purchase an equivalent number of shares of the Delaware Company’s common stock or convertible preferred stock, as the case may be, and those securities will continue to vest upon the same terms and conditions as existed immediately prior to the Reincorporation.
Incorporation of Oculus Japan
     In October 2006, the Company incorporated Oculus Japan KK, a wholly owned subsidiary. The Japanese subsidiary will primarily conduct research and development activities. Oculus Japan is insignificant with respect to the Company’s condensed consolidated operating results for the three and nine months ended December 31, 2006.
Reverse Stock Split
     On December 15, 2006, the Company effected a 1-for-4 reverse stock split of its common stock. All common shares and per share amounts have been retroactively restated in the accompanying condensed consolidated financial statements and notes for all periods presented.
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements as of December 31, 2006 and for the three and nine months ended December 31, 2006 have been prepared on the same basis as the annual audited financial statements. The unaudited condensed consolidated balance sheet as of December 31, 2006 and condensed consolidated statements of operations for the three and nine months ended December 31, 2006 and 2005 and the condensed consolidated statement of stockholders’ equity (deficit) for the nine months ended December 31, 2006 and the condensed consolidated statements of cash flows for the nine months ended December 31, 2006 and 2005 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and nine months ended December 31, 2006 are not necessarily indicative of results to be expected for the year ending March 31, 2007 or for any future interim period. The consolidated balance sheet at March 31, 2006 has been derived from audited statements. However, it does not include all of the information and notes required by accounting principles generally accepted in the United States for complete consolidated financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Registration Statement on Form S-1, as amended, which was declared effective by the Securities and Exchange Commission on January 24, 2007.

Unaudited Pro Forma Information
     The unaudited pro forma information(i) gives effect to the automatic conversion of all the Company’s convertible preferred stock that was outstanding at the time of its initial public offering into 4,176,498 shares of common stock on January 30, 2007, (ii) the net proceeds from the offering of $22.3 million (after deducting underwriting discounts, commissions and non-accountable expenses), (iii) the exercise of 328,550 shares of the underwriter’s over-allotment option on February 16, 2006, and the net proceeds from the exercise of the over-allotment of $2.4 million (after deducting underwriting commissions and non-accountable expenses), and (iv) $2.1 million of deferred offering costs paid, or to be paid, presented as a reduction to additional paid-in capital.
Stock-Based Compensation
     Prior to April 1, 2006, the Company accounted for stock-based employee compensation arrangements in accordance with the provisions of APB No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations and applied the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123.” The Company used the minimum value method to measure the fair value of awards issued prior to April 1, 2006 with respect to its application of the disclosure requirements under SFAS 123.
          The following table illustrates the effect on net loss as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation arrangements (in thousands, except per share data):

	Three Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2005	2005
Net loss available to common stockholders, as reported	$(6,080)	$(15,824)
Add: Total stock-based employee compensation expenses included in net loss	61	217
Deduct: Total stock-based employee compensation determined under the fair-value based method for all awards	(144)	(372)

Net loss available to common stockholders, pro forma	$(6,163)	$(15,979)

Net loss per common share, basic and diluted:
As reported	$(1.45)	$(3.83)
Pro forma	$(1.46)	$(3.87)
     Effective April 1, 2006, the Company adopted SFAS No. 123(R) “Share Based Payment” (“SFAS 123(R)”). This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123(R) addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123(R), SBP awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will result in a charge to operations.
     The Company had a choice of two attribution methods for allocating compensation costs under SFAS 123(R): the “straight-line method,” which allocates expense on a straight-line basis over the requisite service period of the last separately vesting portion of an award, or the “graded vesting attribution method,” which allocates expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. The Company chose the former method and amortized the fair value of each option on a straight-line basis over the requisite period of the last separately vesting portion of each award.

     Under SFAS 123(R), nonpublic entities, including those that become public entities after June 15, 2005, that used the minimum value method of measuring equity share options and similar instruments for either recognition or pro forma disclosure purposes under Statement 123 are required to apply SFAS 123(R) prospectively to new awards and to awards modified, repurchased, or cancelled after the date of adoption. In addition, SFAS 123(R), requires such entities to continue accounting for any portion of awards outstanding at the date of initial application using the accounting principles originally applied to those awards. Accordingly, stock-based compensation expense relating to awards granted prior to April 1, 2006 that are expected to vest in periods ending after April 1, 2006 are being recorded in accordance with the provisions of APB 25 and its related interpretive guidance.
     The Company has adopted the prospective method with respect to accounting for its transition to SFAS 123(R). Accordingly, the Company recognized in salaries and related expense in the condensed consolidated statement of operations $52,000 of stock-based compensation expense in the three months ended December 31, 2006 and $156,000 in the nine months ended December 31, 2006, which represents the intrinsic value amortization of options granted prior to April 1, 2006 that the Company is continuing to account for using the recognition and measurement principles prescribed under APB 25. The Company also recognized in salaries and related expense in the condensed consolidated statement of operations $335,000 of stock-based compensation expense in the three months ended December 31, 2006 and $379,000 in the nine months ended December 31, 2006, which represents the amortization of the fair value of options granted subsequent to adoption of SFAS 123(R). In the current fiscal year the Company reclassified certain components of its stockholders’ equity section to reflect the elimination of deferred compensation arising from unvested share-based compensation pursuant to the requirements of Staff Accounting Bulletin No. 107, regarding Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.” This deferred compensation was previously recorded as an increase to additional paid-in capital with a corresponding reduction to stockholders’ equity for such deferred compensation. This reclassification has no effect on net income or total stockholders’ equity as previously reported. The Company will record an increase to additional paid-in capital as the share-based payments vest.
Recent Accounting Pronouncements
     The Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” on July 13, 2006. The new rules will be effective for the Company in fiscal 2008. At this time, the Company has not completed its review and assessment of the impact of the adoption of FIN 48.
     In September 2006, the FASB issued SFAS No. 157, “Accounting for Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS 157 is effective for financial statements issued subsequent to November 15, 2007. The Company does not expect the new standard to have any material impact on the Company’s financial position, results of operations or cash flows.
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 108, Considering the Effects on Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (“SAB 108”). SAB 108 requires registrants to quantify errors using both the income statement method (i.e. iron curtain method) and the rollover method and requires adjustment if either method indicates a material error. If a correction in the current year relating to prior year errors is material to the current year, then the prior year financial information needs to be corrected. A correction to the prior year results that are not material to those years, would not require a restatement process where prior financials would be amended. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not anticipate that SAB 108 will have a material effect on its financial position, results of operations or cash flows.
     Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.
Net Loss per Share
     The Company computes net loss per share in accordance with SFAS No. 128 “Earnings Per Share” and has applied the guidance enumerated in Staff Accounting Bulletin No. 98 (“SAB Topic 4D”) with respect to evaluating its issuances of equity securities during all periods presented.

     Under SFAS No. 128, basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic loss per share excludes potentially dilutive securities because their inclusion would be anti-dilutive.
     In addition to the above, the SEC (under SAB Topic 4D) requires new registrants to retroactively include the dilutive effect of common stock or potential common stock issued for nominal consideration during all periods presented in its computation of basic earnings (loss) per share and diluted earnings (loss) per share as if they were, in substance, recapitalizations. The Company evaluated all of its issuances of equity securities and determined that it had no nominal issuances of common stock or common stock equivalents to include in its computation of loss per share for any of the periods presented.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Historical
Numerator:
Net loss available to common stockholders	$(4,948)	$(6,080)	$(13,855)	$(15,824)

Denominator:
Weighted-average common shares outstanding for basic and diluted loss per common share	4,223	4,210	4,222	4,128

Basic and diluted loss per share	$(1.17)	$(1.45)	$(3.28)	$(3.83)

Anti-dilutive securities not included in historical basic and diluted net loss per share
Options to purchase common stock	2,043	1,963	2,043	1,963
Warrants to purchase common stock	1,060	517	1,060	517
Convertible preferred stock (as if converted)	4,153	3,965	4,045	3,383
Warrants to purchase convertible preferred stock (as if converted)	88	17	88	17

	7,344	6,462	7,236	5,880

     Subsequent to December 31, 2006, the Company issued common stock in connection with the conversion of its convertible preferred stock to common stock at the close of its initial public offering, sold common stock in its initial public offering, and sold common stock in connection with its underwriter’s partial exercise of their over-allotment option. These transactions resulted in significant additional dilution. Following is a roll-forward showing the effect of the Company’s common stock transactions from December 31, 2006 to February 21, 2007 (in thousands):

Common stock outstanding at December 31, 2006	4,223
Common stock issued upon conversion of convertible preferred stock	4,176
Common stock sold in initial public offering	3,025
Common stock sold in connection with exercise of over-allotment option	329

Common stock outstanding February 21, 2007	11,753

Preferred Stock
     The Company applies the guidance enumerated in SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” and EITF Topic D-98 “Classification and Measurement of Redeemable Securities,” when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value in accordance with SFAS 150. All other issuances of preferred stock are subject to the classification and measurement principles of EITF Topic D-98. Accordingly the Company classifies redeemable preferred shares (if any), which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, the Company classifies its preferred shares in stockholders’ equity.
     The Company’s convertible preferred shares do not feature any redemption rights within the control of the holders or conditional redemption features not within its control as of March 31, 2006 or December 31, 2006. Accordingly all issuances of convertible preferred stock are presented as a component of stockholders equity (deficit).
Convertible Instruments
     The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”).
     SFAS 133 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments in accordance with EITF 00-19. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of SFAS 133. SFAS 133 and EITF 00-19 also provide an exception to this rule when the host instrument is deemed to be conventional (as that term is described in the implementation guidance to SFAS 133 and further clarified in EITF 05-2 “The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19).
     The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with the provisions of EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features,” (“EITF 98-5”) and EITF 00-27 “Application of EITF 98-5 to Certain Convertible Instruments.” Accordingly, the Company records when necessary discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.
     The Company evaluated the conversion option embedded in its convertible instruments during each of the reporting periods presented and has determined, in accordance with the provisions of these statements, that it does not meet the criteria requiring bifurcation of these instruments. Additionally, the Company’s conversion options, if free standing, would not be considered derivatives subject to accounting guidelines prescribed under SFAS 133.
     The characteristics of common stock that is issuable upon a holder’s exercise of conversion options embedded in the Company’s convertible preferred shares are deemed to be clearly and closely related to the characteristics of the preferred shares (as that term is clarified in paragraph 61 l of the implementation guidance included in Appendix A of SFAS 133). The Company did not record deemed dividends during any of the periods presented because the effective conversion price of the convertible preferred shares exceeded the fair value of the Company common stock at the respective dates of issuance.

Common Stock Purchase Warrants and Other Derivative Financial Instruments
     The Company accounts for the issuance of common stock purchase warrants issued and other free standing derivative financial instruments in accordance with the provisions of EITF 00-19. Based on the provisions of EITF 00-19, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).
Note 2. Liquidity and Financial Condition
     The Company incurred net losses available to common stockholders $13,855,000 for the nine months ended December 31, 2006. At March 31, 2006 and December 31, 2006, the Company’s accumulated deficit amounted to $50,300,000 and $64,155,000, respectively.
     Through March 31, 2006, the Company raised, net of offering costs, an aggregate of $56,368,000 in various equity financing transactions that, together with the proceeds of certain debt financing transactions, enabled it to sustain operations while attempting to execute its business plan. The Company had $5,127,000 of working capital as of March 31, 2006 and a working capital deficiency of $(4,274,000) as of December 31, 2006. In addition, in June 2006, the Company entered into a $5,000,000 credit facility from which it drew $4,182,000, to fund its operations, and invest in new equipment. In addition, on November 7, 2006, the Company entered into a $4.0 million loan agreement which becomes due and payable with accrued interest of $280,000 on November 7, 2007.
     The Company’s Board of Directors and stockholders approved an amendment to the Articles of Incorporation (that became effective on August 28, 2006) to authorize the issuance of up to 875,000 shares of Series C convertible preferred stock. On September 14, 2006 and October 20, 2006 the Company sold an aggregate of 193,045 units, consisting of 193,045 shares of Series C convertible preferred stock and warrants to purchase 38,604 shares of the Company’s common stock, for gross proceeds of $3,474,000 ($2,903,000 net of offering costs).
     On January 30, 2007 the Company completed an initial public offering of 3,025,000 shares of its common stock at $8.00 per share. Net proceeds from the offering, after deducting underwriting discounts, commissions, and non-accountable expenses paid to the underwriters were $22.3 million. On the closing of the Company’s initial public offering on January 30, 2007, all of the convertible preferred stock outstanding automatically converted into 4,176,498 shares of common stock (Note 10).
     On February 16, 2007 the underwriters of the Company’s initial public offering exercised part of their over-allotment option and purchased 328,550 shares of the Company’s common stock resulting in net proceeds of $2.4 million after deducting underwriting discounts, commissions, and non-accountable expenses (Note 10).
     The Company currently intends to use the proceeds of the initial public offering to fund its sales and marketing activities, clinical trials and related research. The remaining proceeds are to be used for general corporate purposes including, working capital. The Company anticipates it will incur significant costs in connection with Sarbanes-Oxley compliance and other costs associated with reporting as a public entity.
     Management believes that the Company, through the funds it raised in the initial public offering, sale of over-allotment shares and funds it expects to generate from operations, will have sufficient liquidity to sustain the business through December 31, 2007.

Note 3. Balance Sheet
Inventories
     Inventories consisted of the following (in thousands):

	December 31,	March 31,
	2006	2006
Raw materials	$360	$267
Finished goods	130	1,046

	490	1,313
Less: inventory allowances	(67)	(996)

	$423	$317

Prepaid expenses and other current assets
     Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,	March 31,
	2006	2006
Prepaid expenses	$308	$304
Value added tax receivable	164	722
Other current assets	78	360

	$550	$1,386

Debt Issue Costs
     Debt issue costs consisted of the following (in thousands):

December 31,
2006
Fair value of common stock purchase warrants issued to Brookstreet Securities Corporation in connection with a Bridge Loan transaction	$1,046
Fair value of preferred stock purchase warrants issued to Western Technologies, Inc. in connection with a Line of Credit facility	105
Cash paid for debt offering expenses	77

1,228
Less: amortization recorded as non-cash interest expense	(256)

$972

Accrued expenses and other current liabilities
     Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,	March 31,
	2006	2006
Accrued salaries	$418	267
Accrued professional fees	203	673
Estimated liability for pending litigation	250	300
Accrued value added tax payable	—	220
Deferred revenue	76	156
Accrued other	299	70

	$1,246	$1,686

Note 4. Notes Payable
     In June 2006, the Company entered into a credit facility with a financial institution, providing it with up to $5,000,000 of available credit. The facility permitted the Company to borrow up to a maximum of $2,750,000 for growth capital, $1,250,000 for working capital based on eligible accounts receivable and $1,000,000 in equipment financing. During the nine months ended December 31, 2006, the Company drew an aggregate of $4,182,000 of borrowings under this facility. These borrowings are payable in 30 to 33 fixed monthly installments with interest at rates ranging from 12.4% to 12.7% per annum, maturing at various times through April 9, 2009.

     The Company also issued to the lender warrants to purchase up to 71,534 shares of its Series B convertible preferred stock upon originating the loan. Upon closing of the Company’s IPO on January 30, 2006, the warrants to purchase Series B convertible preferred stock automatically converted to warrants to purchase common stock. In addition, the Company will issue warrants to purchase up to 3,466 additional shares of common stock if it makes additional draws on the line of credit. The Company’s ability to draw on the credit facility expires on March 31, 2007. The aggregate fair value of all warrants issued to the lender under this arrangement amounted to $1,046,000. This amount was recorded as debt issue costs and is being amortized as interest expense over the term of the credit facility. In the three and nine months ended December 31, 2006, the Company recorded non-cash interest expense related to the amortization of the debt issue costs of $105,000 and $227,000, respectively.
     Borrowings under the growth capital line are collateralized by the total assets of the Company including the Company’s intellectual property. The security interest may be removed from the intellectual property under certain circumstances. Borrowings under the equipment line are collateralized by the underlying assets funded, and borrowings under the working capital line are collateralized by eligible accounts receivable. On a monthly basis, the Company must maintain a 1:1 ratio of borrowings under the working capital line to eligible accounts receivable. The Company has 30 days from each measurement date to either increase eligible accounts receivable or pay the excess principal in the event that the ratio is less than 1:1. No restrictive covenants exist for either the equipment line or the growth capital line. The Company made $336,000 and $505,000 of principal payments and paid $122,000 and $222,000 of interest on these notes during the three and nine months ended December 31, 2006, respectively. The Company is not required to direct customer remittances to a lock box, nor does the credit agreement provide for subjective acceleration of the loans. The aggregate remaining principal balance under this facility amounted to $3,677,000, including $1,455,000 in the current portion of long-term debt in the accompanying condensed consolidated balance sheet at December 31, 2006.
     In June 2006, the Company entered into a note agreement for $69,000 with interest rate of 7.94% percent per annum. The proceeds of this note were used to purchase an automobile. This note is payable in monthly installments of $1,200 through May 2012. The Company made principal payments of $2,200 and $5,100 and interest payments of $1,400 and $3,300 in the three and nine months ended December 31, 2006, respectively. The remaining balance of this note amounted to $64,000 at December 31, 2006, including $9,500 in the current portion of long-term debt in the accompanying condensed consolidated balance sheet.
     From July 2006 to September 2006, the Company entered into note agreements for $129,000 with interest rates ranging from 9.6% to 9.7% percent per annum. The proceeds of these notes were used to finance insurance premiums. These notes are payable in monthly installments of $11,400 through June 2007. The Company made principal payments of $31,600 and $72,000 and interest payments of $2,400 and $3,200 in the three and nine months ended December 31, 2006, respectively. The remaining balance of these notes amounted to $57,000 at December 31, 2006, and is included in the current portion of long-term debt in the accompanying condensed consolidated balance sheet.
     On November 7, 2006, the Company signed a loan agreement with Robert Burlingame, one of the Company’s directors, in the amount of $4,000,000, which was received on November 10, 2006 and which accrues interest at an annual rate of 7%. Concurrently, Mr. Burlingame became a consultant to the Company under a two-year consulting agreement, and was appointed to fill a vacancy on the Company’s Board of Directors. The principal and all accrued interest under the loan agreement will become due and payable in full with interest on November 10, 2007. The loan is secured by all the Company’s assets, other than our intellectual property, but will be subordinate to the security interest held by our secured lender. At the time the principal was advanced to the Company, Brookstreet Securities Corporation, who acted as the agent in this transaction, was paid a fee of $50,000 and was granted a warrant to purchase 25,000 shares of the Company’s common stock at an exercise price of $18.00 per share. The aggregate fair value of all warrants issued to the lender under this arrangement amounts to $104,500. This amount in addition to the $50,000 cash payment was recorded as debt issue costs in the December 31, 2006 condensed consolidated balance sheet and is being amortized as interest expense over the term of the loan. In the three and nine months ended December 31, 2006, the Company recorded non-cash interest expense of $23,000 related to the amortization of the debt issue costs. In the three and nine months ended December 31, 2006, the Company recorded interest expense of $39,000. The $4,000,000 loan is included in the current portion of long-term debt in the accompanying condensed consolidated balance sheet at December 31, 2006.

Note 5. Commitments and Contingencies
Legal Matters
     In April 2005, the Company was named as a defendant in an employment related matter under a complaint filed by one of its former employees in the Superior Court of the State of California, in the County of Sonoma, in April 2005. The Company entered into a settlement agreement with the plaintiff in November 2006, which provides for the payment of $250,000 and the issuance of a warrant to purchase 50,000 shares of the Company’s common stock exercisable at $3.00 per share. The warrants, which are non-forfeitable at the date of issuance, were recorded at fair value which resulted in expense of $365,000. The expense was recorded in the three months ended December 31, 2006 in selling, general and administrative expense. The issuance of the warrants was subject to the Company obtaining appropriate waivers from the Company’s convertible preferred stockholders which was obtained in December 2006. The cash payment was made in February 2007. Under the terms of the agreement, the plaintiff has agreed to dismiss his claim and has waived any other previous claims against the Company. A $300,000 reserve was established at March 31, 2006 based on the Company’s best estimate of the potential loss. The reserve was reduced to the cash liability of $250,000 at December 31, 2006 and is a component of accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet.
     In November 2005, the Company identified a possible criminal misappropriation of its technology in Mexico, and it notified the Mexican Attorney General’s office. The Company believes the Mexican Attorney General is currently conducting an investigation.
     On March 14, 2006, the Company filed suit in the U.S. District Court for the Northern District of California against Nofil Corporation and Naoshi Kono, Chief Executive Officer of Nofil, for breach of contract, misappropriation of trade secrets and trademark infringement. The Company believes that Nofil Corporation violated key terms of both an exclusive purchase agreement and non-disclosure agreement by contacting and working with a potential competitor in Mexico. In the complaint, the Company seeks damages of $3,500,000 and immediate injunctive relief. On February 13, 2007, the Company received the defendant’s answer and cross-complaint. The cross-complaint, which alleges fraudulent inducement to enter contracts, breach of non-disclosure contract, trade secret misappropriation, conversion and violation under civil RICO statutes by the Company, seeks damages in excess of $4,500,000. The Company believes that the cross-complaint, and allegations therein, are without merit. No trial date has been set. The Company cannot predict the outcome of this matter nor can it estimate a range of possible loss. While the Company does not anticipate that the outcome of this matter is likely to result in a material loss, there can be no assurance that such outcome will not have a material adverse effect on the Company’s financial condition or results of operations.
     The Company is currently a party in two trademark matters asserting confusion in trademarks with respect to the Company’s use of the name Microcyn60 in Mexico. Although the Company believes that the nature and intended use of its products are different from those with the similar names, it has agreed with one of the parties to stop using the name Microcyn60 by September 2007. Although such plaintiff referred the matter to the Mexico Trademark Office, the Company is not aware of a claim for monetary damages. Company management believes that the name change will satisfy an assertion of confusion; however, Company management believes that the Company could incur a possible loss of approximately $100,000 for the use of the name Microcyn60 during the year following the date of settlement.
     In June 2006, the Company received a written communication from the grantor of a license to an earlier version of its technology indicating that such license was terminated due to an alleged breach of the license agreement by the Company. The license agreement extends to the Company’s use of the technology in Japan only. While the Company does not believe that the grantor’s revocation is valid under the terms of the license agreement and no legal claim has been threatened to date, the Company cannot provide any assurance that the grantor will not take legal action to restrict the Company’s use of the technology in the licensed territory. While the Company management does not anticipate that the outcome of this matter is likely to result in a material loss, there can be no assurance that if the grantor pursues legal action, such legal action would not have a material adverse effect on the Company’s consolidated financial position or results of operations.
     In August 2006, the Company received a “show cause” letter from the U.S. Environmental Protection Agency (“EPA”), which stated that, in tests conducted by the EPA, Cidalcyn was found to be ineffective in killing certain specified pathogens when used according to label directions. Based on its results, the EPA strongly recommended that the Company immediately recall all Cidalcyn distributed on and after September 28, 2005. Accordingly, the Company has commenced a voluntary recall of Cidalcyn. Although the Company has not marketed Cidalcyn on a large commercial scale, it has provided it in small quantities to numerous hospitals solely for use in product evaluation exercises. In a second letter, the EPA stated it intended to file a civil administrative complaint against the

Company for violation of the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”). Under FIFRA, the EPA could assess civil penalties related to the sale and distribution of a pesticide product not meeting the label’s claims as a broad-spectrum hospital disinfectant. The Company believes that such civil penalties could be up to $200,000. The Company does not believe this issue will have a material impact on future operations. The amount of expense incurred with regard to the recall of the product was not significant because the product was not commercialized and the number of samples distributed was minimal. For these reasons, the Company has not established an accrual for the product recall. The Company is currently in negotiation with the EPA and believes the actual loss will not have a material impact on the Company’s operating results.
     In September 2006, a consulting firm in Mexico City contacted the Company threatening legal action in Mexico, alleging breach of contract and claiming damages of $225,000. In December 2006, the Company entered into a settlement agreement with the consulting firm where the Company paid $115,000 and their claim and waiver of any previous claims were dismissed.
     The Company, on occasion, is involved in legal matters arising in the ordinary course of its business. While management believes that such matters are currently insignificant, there can be no assurance that matters arising in the ordinary course of business for which the Company is or could become involved in litigation will not have a material adverse effect on its business, financial condition or results of operations
Other Matters
     On June 16, 2005, the Company entered into a series of agreements with Quimica Pasteur, or QP, a Mexico-based company engaged in the business of distributing pharmaceutical products to hospitals and health care entities owned or operated by the Mexican Ministry of Health. These agreements provided, among other things, for QP to act as the Company’s exclusive distributor of Microcyn to the Mexican Ministry of Health for a period of three years. In connection with these agreements, the Company was concurrently granted an option to acquire all except a minority share of the equity of QP directly from its principals in exchange for 150,000 shares of common stock, contingent upon QP’s attainment of certain financial milestones. The Company’s distribution and related agreements were cancelable by the Company on thirty days’ notice without cause and included certain provisions to hold the Company harmless from debts incurred by QP outside the scope of the distribution and related agreements. The Company terminated these agreements on March 26, 2006 without having exercised the option.
     Due to its liquidity circumstances, QP was unable to sustain operations without the Company’s subordinated financial and management support. Accordingly, QP was deemed to be a variable interest entity in accordance with FIN 46(R) and its results were consolidated with the Company’s consolidated financial statements for the period of June 16, 2005 through March 26, 2006, the effective termination date of the distribution and related agreement without such option having been exercised.
     Subsequent to having entered into the agreements with QP, the Company became aware of an alleged tax avoidance scheme involving the principals of QP. The audit committee of the Company’s Board of Directors engaged an independent counsel, as well as tax counsel in Mexico to investigate this matter. The audit committee of the Board of Directors was advised that QP’s principals could be liable for up to $7,000,000 of unpaid taxes; however, the Company is unlikely to have any loss exposure with respect to this matter because the alleged tax omission occurred prior to the Company’s involvement with QP. The Company has not received any communications to date from Mexican tax authorities with respect to this matter.
     Based on an opinion of Mexico counsel, the Company management and the audit committee of the Board of Directors do not believe that the Company is likely to experience any loss with respect to this matter. However, there can be no assurance that the Mexican tax authorities will not pursue this matter and, if pursued, that it would not result in a material loss to the Company.

Note 6. Stockholders’ Equity (Deficit)
Authorized Capital
     The Company is authorized to issue up to 100,000,000 shares of common stock and 30,000,000 shares of preferred stock of which 1,375,000 shares have been designated as Series A preferred stock, 2,805,555 shares have been designated as Series B preferred stock and 875,000 shares have been designated Series C preferred stock. The Company reincorporated in Delaware on December 15, 2006 and had at December 31, 2006 common stock, Series A convertible preferred stock, Series B convertible preferred stock and Series C convertible preferred stock, each with a par value of $0.0001 per share.
Rights of Common Stock
     Each share of common stock has the right to one vote. The holders of common stock are entitled to dividends when funds are legally available and when and if declared by the Board of Directors, subject to the prior right of the Series A convertible preferred stockholders to cumulative dividends that accrue beginning January 1, 2006.
Convertible Preferred Stock
     On September 14, 2006 and October 20, 2006, the Company issued in a private placement transaction, an aggregate of 193,045 shares of its Series C convertible preferred stock for net proceeds of $2,903,000 (gross proceeds of $3,474,000 less placement agent commissions and other offering costs of $571,000).
     The Series A convertible preferred stock is convertible into common stock at any time, at the option of the holder at a conversion price of $6.00 per share. The Series B and Series C convertible preferred stock is convertible into common stock at any time, at the option of the holder, at a conversion price of $18.00 per share.
     The conversion prices of the Series A, Series B and Series C convertible preferred stock is subject to adjustment for stock splits, stock dividends, recapitalizations, dilutive issuances and other anti-dilution provisions, including circumstances in which the Company, at its discretion, issues equity securities or convertible instruments that feature prices lower than the conversion prices specified in the Series A, B and C convertible preferred stock. The Series A, Series B and Series C convertible preferred stock are also automatically convertible into shares of the Company’s common stock, at the then applicable conversion price, (i) in the event that the holders of two-thirds of the outstanding shares of Series A, Series B and Series C convertible preferred stock consent to such conversion; or (ii) upon the closing of a firm commitment underwritten public offering of shares of common stock of the Company yielding aggregate proceeds of not less than $20 million (before deduction of underwriters commissions and expenses); or (iii) upon the Company going public by means of a merger or acquisition which has a resultant market capitalization of greater than $75 million.
     The Company has reserved 5,055,555 shares of its common stock for issuance upon the conversion of its convertible preferred stock.
     Each share of Series A, Series B and Series C convertible preferred stock has voting rights equal to an equivalent number of common shares into which it is convertible and votes together as one class with common stock. The holders of the Series A convertible preferred stock are entitled to receive cumulative dividends in preference to any dividend on the common stock at the rate of 6% per annum on the initial investment amount which commenced January 1, 2006. The dividends are payable in cash or stock. Dividends accrued but unpaid with respect to this feature amounted to $121,000 for both the three months ended December 31, 2006 and $363,000 for the nine months ended December 31, 2006, and is presented as an increase in net loss available to the common stockholders. The Company has the option of paying the dividend in either common stock or cash. The holders of Series B convertible preferred stock are entitled to receive non-cumulative dividends when and if declared by the Board. The holders of Series C convertible preferred stock are entitled to non-cumulative dividends when and if declared by the Board and only after the Series A convertible preferred stock have been paid all accrued but unpaid dividends and any dividends declared by the Board and payable to the Series B convertible preferred stock have been paid. The holders of Series A, Series B and Series C convertible preferred stock are also entitled to participate pro rata in any dividends paid on the common stock, if declared by the Board of Directors on an as converted basis.
     In the event of any liquidation or winding up of the Company, the holders of the Series A convertible preferred stock shall be entitled to participate in the ratable distribution of the assets of the Company until the holders of the Series A convertible preferred stock have received a per share amount equal to $12.00 plus any declared but unpaid dividends. The holders of Series B convertible preferred stock are entitled to participate in the ratable distribution of the assets of the Company after the holders of Series A convertible preferred stock have received a per share amount equal to $12.00 and holders of Series B convertible preferred stock have received a per share amount equal to

$22.50, plus any declared but unpaid dividends. The holders of Series C convertible preferred stock are entitled to participate in the ratable distribution of the assets of the Company after the holders of Series A convertible preferred stock have received a per share amount equal to $12.00, Series B convertible preferred stock have received a per share amount equal to $22.50 and Series C convertible preferred stock have received a per share amount equal to $22.50, plus any declared but unpaid dividends. Thereafter, any remaining assets would be distributed ratably to the holders of common stock until the common stockholders have received a per share amount equal to $12.00. Any remaining assets of the Company thereafter would be distributed ratably to the Series A convertible preferred stockholders, Series B convertible preferred stockholders, Series C convertible preferred stockholders and to the common stockholders, on an as if converted basis.
     Liquidation events include (i) a final dissolution or winding up of the Company’s affairs requiring a liquidation of all classes of stock, (ii) a merger, consolidation or similar event resulting in a more than 50% change in control, (iii) the sale of all or substantially all of the Company’s assets and (iv) the effectuation (at the Company’s election) of any transaction or series of transactions resulting in a more than 50% change in control.
     Under the terms of Series A, Series B and Series C convertible preferred stock investors rights agreements between the Company and its convertible preferred stockholders, any time after six months following the Company’s initial public offering holders of a specified percentage of the Series A, Series B and Series C convertible preferred stock may request that the Company file a registration statement covering the public sale of the underlying common stock under the Securities Act of 1933, as amended (the “1933 Act”) with limited rights to delay by the Company. Those investors are also entitled to unlimited piggyback registration rights on all 1933 Act registrations of the Company (except for registrations relating to employee benefit plans on Form S-8 and corporate reorganizations on Form S-4). The foregoing demand and piggyback registration rights terminate on the earlier of (i) one year after the Company’s initial public offering or (ii) such time as Rule 144 or another similar exemption under the 1933 Act is available for sale of all of an Investor’s shares during a three-month period without registration. The investors rights agreement also places certain restrictions on the convertible preferred stockholders from selling their shares and provides them with certain rights of first refusal, co-sale and drag along and tag along rights for sales effectuated under certain circumstances.
     The Company applies the classification and measurement principles enumerated in EITF Topic D-98 with respect to accounting for its issuances of the Series A, Series B and Series C convertible preferred stock. The Company is required, under California law, to obtain the approval of its Board of Directors in order to effectuate a merger, consolidation or similar event resulting in a more than 50% change in control or a sale of all or substantially all of its assets. The Board of Directors is then required to submit proposals to enter into these types of transactions to its stockholders for their approval by majority vote. The Company’s convertible preferred stockholders do not (i) have control of the Company’s Board of Directors and (ii) currently do not have sufficient voting rights to control a redemption of these shares by either of these events. In addition the effectuation of any transaction or series of transactions resulting in a more than 50% change in control of the Company can be made only by the Company at its own election. Based on these provisions, the Company classified its Series A, Series B and Series C convertible preferred shares in stockholders’ equity (deficit) in the accompanying condensed consolidated balance sheet at December 31, 2006 because the liquidation events are deemed to be within the Company’s control in accordance with the provisions of EITF Topic D-98.
     Also as described in Note 1, the Company evaluated the conversion options embedded in the Series A, Series B and Series C convertible preferred stock securities to determine (in accordance with SFAS 133 and EITF 00-19) whether they should be bifurcated from their host instruments and accounted for as separate derivative financial instruments. The Company determined, in accordance with SFAS 133, that the risks and rewards of the common shares underlying the conversion feature are clearly and closely related to those of the host instrument. Accordingly the conversion features, which are not deemed to be beneficial at the commitment dates of these financing transactions, are being accounted for as embedded conversion options in accordance with EITF 98-5 and EITF 00-27.
     The Company evaluates the Series A, Series B and Series C convertible preferred stock at each reporting date for appropriate balance sheet classification.
     At the close of the Company’s initial public offering on January 30, 2007, all of the outstanding shares of convertible preferred stock were converted into 4,176,498 shares of common stock.

Stock Purchase Warrants Issued in Financing Transactions
     In June 2006, the Company issued warrants to purchase 71,534 shares of Series B preferred stock at an exercise price of $ 18.00 per share in connection with the new financing facility described in Note 9. The warrants were valued using the Black-Scholes pricing model. Assumptions used were as follows: Fair value of the underlying stock $18.00; risk-free interest rate 5.15% percent; contractual life of 11 years; dividend yield of 0%; and volatility of 70%. The fair value of the warrants, which amounted to $1,047,000, was recorded as deferred debt issue costs and is being amortized as interest expense over the term of the credit facility. Amortization of the these costs amounted to $125,000 and is included as a component of interest expense in the accompanying statement of operations for the six months ended September 30, 2006.
     In September 2006, the Company issued a warrant to purchase 10,567 shares of common stock at an exercise price of $18.00 per share to the placement agent of the Series C stock offering. The warrants were fully exercisable at the date of issuance with no future performance obligations by the placement agent and expire five years from the date of issuance.
     In September 2006, the Company issued warrants to purchase 16,907 shares of common stock at an exercise price of $18.00 per share to investors in conjunction with the purchase of Series C stock units. The warrants require settlement in shares of the Company’s common stock. The Company accounts for the issuance of common stock purchase warrants issued in connection with sales of its Units in accordance with the provisions of EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. Based on the provisions of EITF 00-19, the Company classified the warrants as equity. In addition, the Company determined the preferred stock was issued with no effective beneficial conversion feature and therefore it was not necessary to record a deemed dividend.
     In October 2006, the Company issued a warrant to purchase 13,560 shares of common stock at an exercise price of $18.00 per share to the placement agent of the Series C convertible preferred stock offering. The warrants were fully exercisable at the date of issuance with no future performance obligations by the placement agent and expire five years from the date of issuance.
     In October 2006, the Company issued warrants to purchase 21,697 shares of common stock at an exercise price of $18.00 per share to investors in conjunction with the purchase of Series C convertible preferred stock units. The Series C convertible stock units consist of one warrant for every five shares of Series C convertible preferred stock units purchased. The warrants require settlement in shares of the Company’s common stock. The Company accounts for the issuance of common stock purchase warrants issued in connection with sales of its units in accordance with the provisions of EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. Based on the provisions of EITF 00-19, the Company classified the warrants as equity. In addition, the Company determined the convertible preferred stock was issued with no effective beneficial conversion feature and therefore it was not necessary to record a deemed dividend.
     In November 2006, Brookstreet was granted a warrant to purchase 25,000 shares of the Company’s common stock at an exercise price of $18.00 per share in connection with a finder’s fee for the Robert Burlingame Bridge Loan, which funded in November 2006 (Note 4). The warrants were valued using the Black-Scholes pricing model. The fair value of the warrants, which amounted to $105,000, was recorded as debt issue costs in the accompanying condensed consolidated balance sheet as of December 31, 2006 and will be amortized as interest expense over the term of the loan. The Company amortized $16,000 of interest related to this note in the three months ended December 31, 2006.
Common Stock and Common Stock Purchase Warrants Issued to Non-Employees for Services
     In June 2006, the Company issued 3,750 shares of common stock to a consultant in exchange for services provided. The fair value of the underlying stock was valued at $11.28 per share. The shares were fully vested and were non-forfeitable when issued with no future performance obligation by the consultant. The aggregate fair value of the shares, which amounted to $43,000, was recorded as a selling, general and administrative expense in the accompanying condensed consolidated statement of operations for the nine months ended December 31, 2006.
     In November 2006, the Company entered into a two-year consulting agreement with its new director, Robert Burlingame. Under the terms of the agreement, the Company issued the director a warrant to purchase 75,000 shares of the Company’s common stock, exercisable at a price equal to the Company’s common stock in its initial public offering in consideration of corporate advisory services. The warrants were fully exercisable and non-forfeitable at date of issuance. The warrants were valued using the Black-Scholes option pricing model. Assumptions used were as follows: Fair value of the underlying stock of $9.00, which represented the expected mid-point of the IPO at the December 31, 2006 reporting date; risk-free interest rate of 4.70% percent; contractual life of 5 years; dividend yield of 0%; and volatility of 70%. The fair value of the warrants amounted to $416,000. Following the guidance enumerated in Issue 2 of EITF 96-18, the Company will amortize the fair value of the warrants over the two year term of the consulting agreement which is consistent with its treatment of similar cash transactions. For the three months ended December 31, 2006, the amortized fair value of the warrants amounted to $29,000 and was recorded as selling, general and administrative expense in the accompanying condensed consolidated statements of operations.
     In November 2006, the Company entered into a settlement agreement with a former director and chief operating officer. Pursuant to the settlement agreement the plaintiff was provided a warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $3.00 per share. The warrants are non-forfeitable at date of issuance. The warrants were valued using the Black-Scholes option pricing model. Assumptions used were as follows: Fair value of the underlying stock $9.00; risk-free interest rate 4.70% percent; contractual life of 5 years; dividend yield of 0%; and volatility of 70%. The fair value of the warrants amounted to $365,000 and was recorded as selling, general and administrative expense in the accompanying condensed consolidated statement of operations for the three months ended December 31, 2006.

     During the three and nine months ended December 31, 2006, the Company recorded expense of $10,000 and $80,000, respectively, for the adjusted fair value of warrants with service conditions issued in prior periods. During the three and nine months ended December 31, 2005, the Company recorded expense of $33,000 and $114,000, respectively, for the adjusted fair value of warrants with service conditions. The non-vested portion of the warrants were adjusted to fair value at December 31, 2006 using the Black Scholes option pricing model with the following weighted average assumptions: Fair value of the underlying stock $9.00; risk-free interest rate 4.74% percent; contractual life of 5.7 years; dividend yield of 0%; and volatility of 70%.
Note 7. Stock Compensation
Reverse Stock Split
     On December 15, 2006, the Company effected a equity restructuring through a 1-for-4 reverse stock split of its common stock. The Company split adjusted both the exercise price and number of shares underlying its outstanding employee stock options in accordance with stock plan equity restructuring provisions, which include adjustments for stock splits, contained in the Company’s stock option plans. The Company applied the guidance specified in paragraph 54 and the related implementation guidance included in Appendix A of SFAS 123(R) to evaluate whether the equity restructuring and modification of awards resulted in an increase in the fair value of such awards and whether additional compensation cost should be recognized. In accordance with SFAS 123(R) awards that are modified in equity restructurings pursuant to existing anti-dilution provisions generally do not result in the recognition of additional compensation cost. The Company evaluated the effect of the reverse-split on the fair value of existing stock options before and after the equity restructuring in accordance with the equity restructuring guidelines. As a result, the Company determined that it is not required to record additional stock-based compensation cost.
2006 Stock Plan
     On November 7, 2006, the Board authorized and reserved 1,250,000 shares for issuance of options that may be granted under the Company’s 2006 Stock Incentive Plan (“the 2006 Plan”), which was previously adopted by the Board of Directors in August 2006. On December 14, 2006 the stockholders approved the Company’s 2006 Plan which became effective at the close of the Company’s initial public offering.
     The 2006 Plan provides for the granting of incentive stock options to employees and the granting of nonstatutory stock options to employees, non-employee directors, advisors, and consultants. The 2006 Plan also provides for grants of restricted stock, stock appreciation rights and stock units awards to employees, non-employee directors, advisors and consultants.
     In accordance with the 2006 Plan, the stated exercise price shall not be less than 100% and 85% of the estimated fair market value of common stock on the date of grant for ISO’s and NSO’s, respectively, as determined by the Board of Directors at the date of grant. With respect to any 10% stockholder, the exercise price of an ISO or NSO shall not be less than 110% of the estimated fair market value per share on the date of grant.
     Options issued under the 2006 Plan have a ten-year term and generally become exercisable over a five-year period.
     Shares subject to awards that expire unexercised or are forfeited or terminated will again become available for issuance under the 2006 Plan. No participant in the 2006 Plan can receive option grants, restricted shares, stock appreciation rights or stock units for more than 750,000 shares in the aggregate in any calendar year.
Stock-Based Compensation Before Adoption of SFAS No. 123(R)
     As described in Note 1, prior to April 1, 2006, the Company accounted for stock-based employee compensation arrangements in accordance with the provisions of APB No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations and applied the disclosure requirements of SFAS No. 148. The Company used the minimum value method to measure the fair value of awards issued prior to April 1, 2006 with respect to its application of the disclosure requirements under SFAS 123.

     The Company recognized in salaries and related expense in the condensed consolidated statement of operations $52,000 and $61,000 of stock-based compensation expense in the three months ended December 31, 2006 and 2005, respectively, and $156,000 and $217,000 in the nine months ended December 31, 2006, and 2005, respectively, which represents the intrinsic value amortization of options granted prior to April 1, 2006 that the Company is continuing to account for using the recognition and measurement principles prescribed under APB 25. At December 31, 2006, there was $534,000 of unrecognized compensation cost related to options that the Company accounted for under APB 25 through March 31, 2006. These costs are expected to be recognized over a weighted average amortization period of 1.79 years.
     In accordance with the provisions of SFAS No. 123, the fair value of each employee option granted in reporting periods prior to the adoption of SFAS 123(R) was estimated on the date of grant using the minimum value method with the following weighted-average assumptions:

	Three Months Ended	Nine Months Ended
	December 31, 2005	December 31, 2005
Estimated life	6 yrs	6 yrs
Risk-free interest rate	4.28%	4.18%
Dividend yield	0.00%	0.00%
     The weighted-average estimated minimum values of options granted was $9.04 per share for the three months ended December 31, 2005 and $12.68 per share for the nine months ended December 31, 2005.
Stock-Based Compensation After Adoption of SFAS 123(R)
     As described in Note 1, effective April 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, using the prospective transition method, which requires the measurement and recognition of compensation expense for all share-based payment awards granted, modified and settled to the Company’s employees and directors after April 1, 2006. The Company’s condensed consolidated financial statements as of and for the three and nine months ended December 31, 2006 reflect the impact of SFAS No. 123(R). In accordance with the prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).
     The effect of the change of recording stock-based compensation expense from the original provisions of APB No. 25 to the provisions of SFAS No. 123(R) is as follows (in thousands, except per share amounts) (unaudited):

	For Three	For Nine
	Months Ended	Months Ended
	December 31, 2006	December 31, 2006
Cost of revenues-service	$1	$3
Selling, general and administrative	334	376

Total stock-based compensation	$335	$379

Effect on basic and diluted net loss per common share	$(0.08)	$(0.09)

     No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options. The implementation of SFAS No. 123(R) did not have an impact on cash flows from financing activities during the nine months ended December 31, 2006.

     The Company estimated the fair value of employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options was estimated using the following weighted-average assumptions (unaudited):

	Three Months	Nine Months
	Ended	Ended
	December 31, 2006	December 31, 2006
Expected life	2 yrs	5 yrs
Risk-free interest rate	4.70%	4.63%
Dividend yield	0.00%	0.00%
Volatility	70%	70%
     The estimated expected life of stock options represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by SAB 107 for “plain vanilla” options. The Company used this approach as it did not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. The expected stock price volatility for the Company’s stock options for the nine months ended December 31, 2006 was determined by examining the historical volatilities for industry peers and using an average of the historical volatilities of the Company’s industry peers as the Company did not have any trading history for the Company’s common stock. The Company will continue to analyze the historical stock price volatility and expected term assumption as more historical data for the Company’s common stock becomes available. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payments.
     In addition, SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. Prior to the adoption of SFAS No. 123(R), the Company accounted for forfeitures as they occurred.
     A summary of all option activity as of December 31, 2006 and changes during the nine month period ended December 31, 2006 is presented below (unaudited):

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
	Shares	Exercise	Contractual	Value
Options	(000)	Price	Term	($000)
Outstanding at April 1, 2006	1,969	$4.22
Granted (unaudited)	245	12.31
Forfeited or expired (unaudited)	(171)	3.57

Outstanding at December 31, 2006 (unaudited)	2,043	5.25	7.02	$9,209

Exercisable at December 31, 2006 (unaudited	1,209	$2.71	5.92	$8,043

     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock ($9.00) for stock options that are in-the-money as of December 31, 2006.
     During the three and nine months ended December 31, 2006, the Company granted stock options to employees with a weighted-average grant date fair value of $5.30 and $7.12 per share, respectively. At December 31, 2006, there was unrecognized compensation costs of $1,229,000 related to these stock options. The cost is expected to be recognized over a weighted-average amortization period of 4.57 years.
     During the nine months ended December 31, 2006, the Company modified stock options granted to employees and non-employees under share based arrangements in connection with the reverse-stock split equity restructuring. As described previously, the Company was not required to record any additional compensation in connection with the reverse-stock split. The Company did not capitalize any cost associated with stock-based compensation.
     The Company issues new shares of common stock upon exercise of stock options.

Non-Employee Options
     The Company believes that the fair value of the stock options issued to non-employees is more reliably measurable than the fair value of the services received. The fair value of the stock options granted was calculated using the Black-Scholes option-pricing model as prescribed by SFAS No. 123(R) using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	December 31, 2006		December 31, 2006
	2006	2005	2006	2005
Estimated life	7.67 yrs	8.12 yrs	8.31 yrs	8.58 yrs
Risk-free interest rate	4.70%	4.45%	4.68%	4.11%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Volatility	70.0%	70.0%	70.0%	70.0%
     Stock-based compensation expense will fluctuate as the fair market value of the common stock fluctuates. In connection with stock options granted to non-employees, the Company recorded $(2,500) and $3,900 of stock-based compensation expense during the three months ended December 31, 2006 and 2005, respectively, and $7,700 and $26,000 for the nine months ended December 31, 2006 and 2005, respectively.
Note 8. Income Taxes
     The Company experienced substantial ownership changes in connection with financing transactions it completed through the year ended March 31, 2006. Accordingly, the Company’s utilization of its net operating loss and tax credit carryforwards against taxable income in future periods, if any, is subject to substantial limitations under the Change in Ownership rules of Section 382 of the Internal Revenue Code. The Company, after considering all available evidence, fully reserved for these and its other deferred tax assets since it is more likely than not such benefits will not be realized in future periods. The Company has incurred losses for both financial reporting and income tax purposes for the three months and nine months ended December 31, 2006 and anticipates it will incur such losses for the year ending March 31, 2007. Accordingly, the Company is continuing to fully reserve for its deferred tax assets. The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the Company’s deferred income tax assets satisfy the realization standard of SFAS No. 109, the valuation allowance will be reduced accordingly.

Note 9. Segment and Geographic Information
     The Company is organized primarily on the basis of operating units which are segregated by geography.
     The following tables present information about reportable segments (in thousands):

	U.S	Europe	Mexico	Total
Three months ended December 31, 2006:
Product revenues	$51	$91	$659	$801
Service revenues	251	—	—	251

Total revenues	302	91	659	1,052
Depreciation expense	95	56	21	172
Loss from operations	(3,243)	(790)	(1,084)	(5,117)
Interest expense	(305)	—	—	(305)
Interest income	30	—	—	30

	U.S	Europe	Mexico	Total
Three months ended December 31, 2005:
Product revenues	$6	—	$410	$416
Service revenues	165	—	—	165

Total revenues	171	—	410	581
Depreciation expense	122	23	35	180
Loss from operations	(3,164)	(563)	(2,137)	(5,864)
Interest expense	(17)	—	—	(17)
Interest income	103	—	—	103

	U.S	Europe	Mexico	Total
Nine months ended December 31, 2006:
Product revenues	$106	$920	$1,716	$2,742
Service revenues	639	—	—	639

Total revenues	745	920	1,716	3,381
Depreciation expense	284	148	66	498
Loss from operations	(8,990)	(959)	(3,765)	(13,714)
Interest expense	(565)	—	—	(565)
Interest income	130	—	—	130

	U.S	Europe	Mexico	Total
Nine months ended December 31, 2005:
Product revenues	$94	$64	$1,064	$1,222
Service revenues	440	—	—	440

Total revenues	534	64	1,064	1,662
Depreciation expense	349	58	75	482
Loss from operations	(8,684)	(1,476)	(5,139)	(15,299)
Interest expense	(120)	—	—	(120)
Interest income	172	—	—	172
     For the three and nine months ended December 31, 2006, sales to a customer in India were $24,000 and $604,000, respectively. These sales are reported as part of the Europe segment.
     The following table shows long-lived net asset balances by segment (in thousands):

	December 31, 2006	March 31, 2006
U.S.	$886	$930
Europe	894	639
Mexico	380	371

Total	$2,160	$1,940

     The following table shows total net asset balances by segment (in thousands):

	December 31, 2006	March 31, 2006
U.S.	$6,104	$8,977
Europe	1,726	1,652
Mexico	1,970	2,060

Total	$9,800	$12,689

Note 10. Subsequent Events
Initial Public Offering
     The Company’s Registration Statement on Form S-1, Amendment No. 7, (File No. 333-135584) related to our initial public offering was declared effective by the SEC on January 24, 2007. A total of 3,025,000 shares of the Company’s common stock were registered with the SEC. All of these shares were registered on the Company’s behalf. The offering commenced on January 25, 2007 and 3,025,000 shares of common stock offered were sold on January 30, 2007 for an aggregate offering price of $24.2 million through the managing underwriters: Roth Capital Partners, Maxim LLC and Brookstreet Securities Corporation.
     The Company paid to the underwriters underwriting discounts, commissions and non-accountable expenses totaling $1.9 million in connection with the initial public offering. In addition, the Company incurred or may incur additional expenses of approximately $2.8 million in connection with the initial public offering, which when added to the underwriting discounts, commissions and non-accountable expenses paid by the Company amounts to total expenses of $4.7 million. Thus the net offering proceeds to the Company (after deducting underwriting discounts and commissions and offering expenses) were approximately $19.5 million. No offering expenses were paid directly or indirectly to any of the Company’s directors or officers (or their associates), persons owning ten percent (10%) or more of any class of the Company’s equity securities or to any other affiliates.
     All of the net proceeds from the initial public offering were received on January 30, 2007, after the close of the quarter. All net proceeds have been invested in interest bearing, investment-grade securities. The Company has used the net proceeds of the public offering primarily for general corporate purposes. The Company intends to use the net proceeds from the initial public offering to finance our sales and marketing capabilities, our clinical trials and related research, and for general corporate purposes. The amounts and timing of our actual expenditures will depend upon numerous factors, including our sales and marketing activities, status of our clinical trials and related research and the amount of cash generated by the Company’s operations, if any.
Underwriter Partial Exercise of Over-allotment Option
     On February 16, 2007 the underwriters of the Company’s initial public offering exercised a portion of their over-allotment option and purchased 328,550 shares of the Company’s common stock in accordance with the terms of the underwriting agreement resulting in gross proceeds of $2.6 million and net proceeds of $2.4 million after deducting underwriting discounts, commissions, and non-accountable expenses.
Underwriter Warrants
     On January 30, 2007, under the terms of the Underwriting Agreement and in connection with the closing of the Company’s IPO, the Company issued to the underwriter’s warrants to purchase an aggregate of 211,750 shares of common stock at an exercise price of $13.20. On February 16, 2007, under the terms of the Underwriting Agreement and in connection with the closing of the exercise of a portion of the underwriters’ over-allotment option, the Company issued to the underwriters warrants to purchase an aggregate of 22,998 shares of the common stock of the Company at an exercise price of $13.20.

Cancellation and Reissuance of Warrants
     As described in Note 6, the Company issued to its new director a warrant to purchase 75,000 shares of common stock at an exercise price of $9.00, which was equal to the midpoint of the then assumed price per share of the Company’s common stock in the initial public offering. This warrant was cancelled in January 2007 and a new warrant, having an exercise price of $8.00 per share, but otherwise having terms identical to the original warrant, was issued to the consultant.
Stock Unit Grant to Officer
     On October 1, 2005, the Board authorized the grant to one of the Company’s officers at the closing of our initial public offering of an option under the 2004 Stock Option Plan to purchase 60,000 shares of the Company’s common stock at an exercise price of $3.00 per share. Due to the Board’s subsequent decision not to grant additional options under the 2004 Stock Option Plan, the adoption by the Board and approval by the stockholders of the Company’s 2006 Stock Incentive Plan, and certain regulatory developments, on February 15, 2007, in lieu of the award of an option, the Compensation Committee authorized the award to the officer of 60,000 stock units. Each stock unit represents the right to receive a share of the Company’s common stock, in consideration of past services rendered and the payment by the officer of $3.00 per share, upon the settlement of the stock unit on a fixed date in the future. Half of the stock units, representing 30,000 shares, will be settled on January 15, 2009 and the remaining 30,000 will be settled on January 15, 2010.
Commercial Agreement
     In February 2007, Oculus Innovative Sciences Netherlands B.V., and Dancohr Corporation B.V., a manufacturer and wholesaler of cosmetics and salon equipment to beauty, manicure, pedicure and hair dressing professionals, entered into an exclusive agreement for Dancohr to distribute Courtin(TM) super-oxidized solution (formulated with Oculus’ Microcyn Technology) in the U.K., The Netherlands, and other European Union Member States. Under terms of the agreement, Dancohr will distribute Oculus’ Microcyn Technology under the brand name Courtin to Dancohr’s network of cosmetology professionals. The terms of the agreement provide for minimum purchases by Dancohr of approximately $10 million of Oculus’ product over the five-year term of the agreement with the majority of payments to be made in the final three years of the agreement. The agreement provides Oculus the right to terminate the contract if minimum purchase volumes are not met.
Series A Convertible Preferred Stock Dividend Payment
     On February 15, 2007 the Board of Directors authorized payment of dividends to the persons who were holders of the Series A convertible preferred stock immediately prior to the close of the IPO. The Company will issue 87,494 shares of common stock in payment of the dividend. The Company previously accrued $484,000 related to this dividend which is included in the accompanying condensed consolidated balance sheet at December 31, 2006.
Lawsuit served on QP
     On February 7, 2007, the Company’s Mexico subsidiary served Quimica Pasteur, a former distributor of the Company’s products in Mexico, with a claim alleging breach of contract under a note made by QP. A trial date has not yet been set.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as of December 31, 2006 and our audited consolidated financial statements for the year ended March 31, 2006 included in our Registration Statement on Form S-1, as amended, which was declared effective by the Securities and Exchange Commission on January 24, 2007.
     This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, the words “expects,” “anticipates,” “intends,” “estimates,” “plans,” “projects,” “continue,” “ongoing,” “potential,” “expect,” “predict,” “believe,” “intend,” “may,” “will,”

“should,” “could,” “would” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about, but not limited to: the progress and timing of our development programs and regulatory approvals for our products; the benefits and effectiveness of our products; the development of protocols for clinical studies; enrollment in clinical studies; the progress and timing of clinical trials and physician studies; our expectations related to the use of our proceeds from our initial public offering; our ability to manufacture sufficient amounts of our product candidates for clinical trials and products for commercialization activities; the outcome of discussions with the FDA and other regulatory agencies; the content and timing of submissions to, and decisions made by, the FDA and other regulatory agencies, including demonstrating to the satisfaction of the FDA the safety and efficacy of our products; the ability of our products to meet existing or future regulatory standards; the rate and causes of infection; the accuracy of our estimates of the size and characteristics of the markets which may be addressed by our products; our expectations and capabilities relating to the sales and marketing of our current products and our product candidates; the execution of distribution agreements; the expansion of our sales force and distribution network; the establishment of strategic partnerships for the development or sale of products; the timing of commercializing our products; our ability to protect our intellectual property and operate our business without infringing on the intellectual property of others; our ability to continue to expand our intellectual property portfolio; our expectations about the outcome of litigation and controversies with third parties; our ability to attract and retain qualified directors, officers, employees and advisory board members; our relationship with Quimica Pasteur; our ability to compete with other companies that are developing or selling products that are competitive with our products; the ability of our products to become the standard of care for controlling infection in chronic and acute wounds; our ability to expand to and commercialize products in markets outside the wound care market; our estimates regarding future operating performance, earnings and capital requirements; our expectations with respect to our microbiology contract testing laboratory; our expectations relating to the concentration of our revenue from international sales; and the impact of the Sarbanes-Oxley Act of 2002 and any future changes in accounting regulations or practices in general with respect to public companies
     Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as our ability to develop and commercialize new products; the risk of unanticipated delays in research and development efforts; the risk that we may not obtain reimbursement for our existing test and any future products we may develop; the risks and uncertainties associated with the regulation of our products by the U.S. Food and Drug Administration; the ability to compete against third parties; our ability to obtain capital when needed; our history of operating losses and the risks set forth under “Risks Related to our Business.” These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based..
     In the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors that May Affect Results,” all references to “Oculus,” “we,” “us,” or “our” mean Oculus Innovative Sciences, Inc.
Business Overview
     We have developed and manufacture and market a family of products intended to help prevent and treat infections in chronic and acute wounds. Infection is a serious potential complication in both chronic and acute wounds, and controlling infection is a critical step in wound healing. Our platform technology, called Microcyn, is an electrically charged, or super-oxidized water-based solution, that is designed to treat a wide range of pathogens, including viruses, fungi, spores and antibiotic resistant strains of bacteria such as Methicillin-resistant Staphylococcus aureus, or MRSA, and Vancomycin-resistant Enterococcus, or VRE, in wounds.
     Microcyn has received CE Mark approval for wound cleaning and reduction of microbial loads, three U.S. FDA 510(k) clearances as a medical device in wound debridement, lubricating, moistening and dressing. Microcyn has also been granted approvals for use as an antiseptic, disinfectant and sterilant in Mexico, approval for use in cleaning and debriding in wound management in India, and approval for moistening, irrigating, cleansing and debriding skin lesions in Canada. In addition, our 510(k) product label states that our 510(k) product is non-irritating and non-sensitizing to skin and eyes and no special handling precautions are required. We do not have the necessary regulatory approvals to market Microcyn in the United States as a drug, nor do we have the necessary regulatory clearance or approval to market Microcyn in the U.S. as a medical device for a wound healing indication.

     We believe that Microcyn may be the first topical product that is effective against a broad range of bacteria and other infectious microbes without causing toxic side effects on, or irritation of, healthy tissue. Unlike most antibiotics, including antibiotic resistant strains, such as MRSA and VRE, we believe Microcyn does not target specific strains of bacteria, a practice which has been shown to promote the development of resistant bacteria. In addition, our products are shelf stable, require no special preparation and are easy to use.
     We currently sell Microcyn in the United States through a small commercial team and through one national and five regional distributors. In Europe, we have a small direct sales force and exclusive distribution agreements with four distributors, all of which are experienced suppliers to the wound care market. In Mexico, we sell through a dedicated contract sales force, including salespeople, nurses and clinical support staff, and a network of distributors to both the public and private sector. The Mexican Ministry of Health, which approves product selection and procurement for government hospitals and healthcare institutions, has approved reimbursement for Microcyn. In India we sell through a national distributor, and in Canada, we have entered into a distribution agreement under which distribution will commence upon required regulatory approvals. We are currently assessing our costs and results in Mexico and the Netherlands. We intend to reduce our work force in the Netherlands and we may decide to reduce our sales force in Mexico.
     Clinical testing we conducted in connection with our 510(k) submissions to the FDA, as well as physician clinical studies, suggest that our 510(k) product may help reduce a wide range of pathogens. These physician clinical studies suggest that our 510(k) product is easy to use and complementary to most existing treatment methods in wound care. Physician clinical studies also suggest that our 510(k) Microcyn product may shorten hospital stays, lower aggregate patient care costs and, in certain cases, reduce the need for system-wide or, systemic, antibiotics. Physicians in several countries have also conducted studies in which Microcyn was used to treat infection in a variety of wounds, including hard-to-treat wounds such as diabetic ulcers and burns, and, in some cases, reduced the need for systemic antibiotics. The clinical testing and the physician studies described above were not intended to be rigorously designed or controlled clinical trials and, as such, did not have all of the controls required for clinical trials used to support a new drug application to the FDA.
     In July 2006, we completed a controlled clinical trial for pre-operative skin preparation. After completion of this trial, the FDA advised us that it is considering adopting new heightened performance requirements for evaluating efficacy of products designed to be used in pre-operative skin preparation such as ours. In discussions with the FDA, the FDA has not provided us with the definitive timing for, or parameters of, any such new requirements, and has informally stated that it is uncertain during what time frame it will be able to do so. We plan to continue our discussions with the FDA regarding the possible timing and parameters of any new guidelines for evaluating efficacy for pre-operative skin preparations. Depending on the ultimate position of the FDA regarding the performance criteria for pre-operative skin preparations, we may reassess our priorities, clinical timelines and schedules for pursuing a pre-operative skin preparation indication or may decide not to pursue this indication.
     We intend to conduct a pilot study in early 2007 to evaluate the effectiveness of Microcyn in patients with open wounds. Following completion of the pilot study, we intend to establish a protocol for a pivotal clinical trial in a similar patient population, which we intend to begin in mid to late 2007. We anticipate this trial to last approximately 12 months. We anticipate this clinical trial to be completed in late 2008.
     We are also conducting laboratory and animal testing to assess potential applications for Microcyn in several other markets, including respiratory, dermatology, dental and veterinary markets. FDA or other governmental approvals may be required for any potential new products or new indicators.
     In the event we choose to pursue a partnering arrangement to commercialize products, we would expect a larger portion of our revenues would be derived from licensing as opposed to direct sales. We will be evaluating the use of partners especially outside the U.S. to reduce the costs and to accelerate commercialization of Microcyn.
     We also operate a microbiology contract testing laboratory division that provides consulting and laboratory services to companies that design and manufacture biomedical devices, as well as testing on our products and potential products. Our testing laboratory complies with U.S. good manufacturing practices and quality systems regulation. We are in the process of transitioning our business away from providing laboratory services to others, as we continue to focus our efforts on commercializing Microcyn.
     We have incurred significant net losses since our inception and had an accumulated deficit of $64.2 million as of December 31, 2006. We expect to incur significant expenses in the foreseeable future as we seek to commercialize our products, and we cannot be sure that we will achieve profitability.

Financial Operations Overview
Revenues
     We derive our revenues from product sales and service arrangements. Product revenues are generated from the sale of Microcyn to hospitals, medical centers, doctors, pharmacies, distributors and strategic partners, and are generally recorded upon shipment following receipt of a purchase order or upon obtaining proof of sell-through by a distributor. Historically, a significant amount of our product sales have been in Mexico, and more recently in India as well.
     Service revenues are derived from consulting and testing contracts. Service revenues are generally recorded upon performance under the service contract. Revenues generated from testing contracts are recorded upon completion of the test and when the final report is sent to the customer. We have refocused our business efforts away from consulting and testing services toward the commercialization of Microcyn. As a result, we expect service revenues to continue to significantly decline in future periods.
Cost of Revenues
     Cost of product revenues represents the costs associated with the manufacturing of our products, including expenses for our various facilities which are fixed, and related personnel cost and the cost of materials used to produce our products. Cost of service revenues consists primarily of personnel related expenses and supplies.
Research and Development Expense
     Research and development expenses consists of costs related to the research and development of Microcyn and our manufacturing process, the development of new products and new delivery systems for our products and to carry out preclinical studies and clinical trials to obtain various regulatory approvals. Research and development expense is expensed as incurred.
Selling, General and Administrative Expense
     Selling, general and administrative expenses consists of personnel related costs, including salaries and sales commissions, and education and promotional expenses associated with Microcyn and costs related to administrative personnel and senior management. These expenses also include the costs of educating physicians and other healthcare professionals regarding our products and participating in industry conferences and seminars. Selling, general and administrative expenses also includes travel costs, outside consulting services, legal and accounting fees and other professional and administrative costs.
Long-lived Assets in Geographic Regions
     Our long-lived assets are located in three countries: the United States, the Netherlands, and Mexico. The following table shows our net long-lived asset balances by country (in thousands):

	December 31,	March 31,
	2006	2006
U.S.	$886	$930
Mexico	380	371
Europe	894	639

Total	$2,160	$1,940

     Our international operations are subject to risks, including difficulties and costs of staffing and managing operations in certain foreign countries and in collecting accounts receivables on a timely basis or at all. We plan to continue to market and sale our products internationally to respond to customer requirements and market opportunities. However, until a payment history is established over time with customers in a new geography or region, the likelihood of collecting receivables generated by such operations could be less than our expectations. As a result, there is a greater risk that reserves set with respect to the collection of such receivables may be inadequate.

     Because of our international operations, we generate revenues in foreign currencies and are subject to the effects of exchange rate fluctuations. We are also exposed to foreign currency risk related to our intercompany receivables. Any appreciation or devaluation of the Euro or Mexican Peso will result in a gain or loss to the condensed consolidated statements of operations. Further, if the effective price of our products were to increase as a result of fluctuations in foreign currency exchange rates, demand for our products could decline and adversely affect our results of operations and financial condition.
     In addition, changes in policies or laws of the United States or foreign governments resulting in, among other things, changes in regulations and the approval process, higher taxation, currency conversion limitations, restrictions on fund transfers or the expropriation of private enterprises, could reduce the anticipated benefits of our international expansion.
Discontinued Operations
     On June 16, 2005, we entered into a series of agreements with Quimica Pasteur, or QP, a Mexico-based distributor of pharmaceutical products to hospitals and health care entities owned and/or operated by the Mexican Ministry of Health, or MOH. These agreements provided, among other things, for QP to act as our exclusive distributor of Microcyn to the MOH for a period of three years.
     In connection with these agreements, we were granted an option to acquire all except a minority share of the equity of QP directly from its principals in exchange for 150,000 shares of our common stock, contingent upon QP’s attainment of certain financial milestones. Two of our employees were appointed as officers of QP, which resulted in the establishment of financial control of QP by our company under applicable accounting literature. In addition, due to its liquidity circumstances, QP was unable to sustain operations without our financial and management support. Accordingly, QP was deemed to be a variable interest entity in accordance with FIN 46(R) and the results of QP were therefore consolidated with our consolidated financial statements for the period from June 16, 2005 through March 26, 2006, the effective termination date of the distribution and related agreements.
     In connection with an audit of QP’s financial statements in late 2005, we were made aware of a number of facts that suggested that QP or its principals may have engaged in some form of fraudulent tax avoidance practice prior to the execution of the agreements between our company and QP. We did not discover these facts prior to our execution of these agreements or for several months thereafter. Our prior independent auditors informed us that we did not have effective anti-fraud programs designed to detect the activities in which QP’s principals engaged or the personnel to effectively evaluate and determine the accounting for non-routine or complex accounting transactions. Our audit committee engaged an outside law firm to conduct an investigation whose findings implicated QP’s principals in a systemic tax avoidance practice prior to June 16, 2005. Based on the results of this investigation, we terminated our agreements with QP on March 26, 2006. We estimate that QP’s liability for taxes, interest and penalties related to these practices could amount to $7 million or more. QP had a well-established relationship with the MOH. Although we lost the benefit of this relationship when we terminated our agreements with QP, we continue to sell to the MOH through our dedicated direct sales force and through other distributors. As of December 31, 2006, our sales to the MOH were not negatively affected by the termination of our relationship with QP and we do not expect that it will have a significant effect on sales to the MOH in the future.
     In accordance with SFAS 144, we have reported QP’s results for the period of June 16, 2005 through March 26, 2006 as discontinued operations because the operations and cash flows of QP have been eliminated from our ongoing operations as a result of the termination of these agreements. We no longer have any continuing involvement with QP as of the date on which the agreements were terminated. Amounts associated with the loss upon the termination of the agreements with QP, which consisted of funds we advanced to QP to provide it with working capital, are presented separately from our operating results.
Critical Accounting Policies
     The preparation of our consolidated financial statements in conformity with United States generally accepted accounting principles requires management to exercise its judgment. We exercise considerable judgment with respect to establishing sound accounting polices and in making estimates and assumptions that affect the reported amounts of our assets and liabilities, our recognition of revenues and expenses, and disclosure of commitments and contingencies at the date of the consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments. Areas in which we exercise significant judgment include, but are not necessarily limited to, our valuation of accounts receivable, inventories, depreciation, amortization, recoverability of long-lived assets, income taxes, equity transactions (compensatory and financing) and contingencies. We have also adopted certain polices with respect to our recognition of revenue that we believe are consistent with the guidance provided under Securities and Exchange Commission Staff Accounting Bulletin No. 104.
     We base our estimates and judgments on a variety of factors including our historical experience, knowledge of our business and industry, current and expected economic conditions, the attributes of our products, regulatory environment, and in certain cases, the results of outside appraisals. We periodically re-evaluate our estimates and assumptions with respect to these judgments and modify our approach when circumstances indicate that modifications are necessary.
     While we believe that the factors we evaluate provide us with a meaningful basis for establishing and applying sound accounting policies, we cannot guarantee that the results will always be accurate. Since the determination of these estimates requires the exercise of judgment, actual results could differ from such estimates.
     Descriptions of significant accounting policies that require us to make estimates and assumptions in the preparation of our consolidated financial statements are as follows:
Revenue Recognition and Accounts Receivable
     We generate product revenues from sales of our products to hospitals, medical centers, doctors, pharmacies, distributors and strategic partners. We sell our products directly to third parties and to distributors through various cancelable distribution agreements. We have also entered into an agreement to license our products.
     We apply the revenue recognition principles set forth in Securities and Exchange Commission Staff Accounting Bulletin, or SAB, 104 “Revenue Recognition,” with respect to all of our revenues. Accordingly, we record revenues when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability of the sale is reasonable assured.
     We require all of our product sales to be supported by evidence of a sale transaction that clearly indicates the selling price to the customer, shipping terms and payment terms. Evidence of an arrangement generally consists of a contract or purchase order approved by the customer. We have ongoing relationships with certain customers from which we customarily accept orders by telephone in lieu of a purchase order.
     We recognize revenues at the time in which we receive a confirmation that the goods were either tendered at their destination when shipped “FOB destination,” or transferred to a shipping agent when shipped “FOB shipping point.” Delivery to the customer is deemed to have occurred when the customer takes title to the product. Generally, title passes to the customer upon shipment, but could occur when the customer receives the product based on the terms of the agreement with the customer.
     While we have a policy of investigating the creditworthiness of our customers, we have, under certain circumstances, shipped goods in the past and deferred the recognition of revenues when available information indicates that collection is in doubt. We establish allowances for doubtful accounts when available information causes us to believe that a credit loss is probable.
     We market a substantial portion of our goods through distributors. In Europe, we defer recognition of distributor-generated revenues until the time we confirm that distributors have sold these goods. Although our terms provide for no right of return, our products have a finite shelf life and we may, at our discretion, accommodate distributors by accepting returns to avoid the distribution of expired goods.
     Service revenues are recorded upon performance of the service contracts. Revenues generated from testing contracts are recorded when the test is completed and the final report is sent to the customer.
Inventories and Cost of Revenues
     We state our inventories at the lower of cost, determined using the first-in, first-out method, or market, based on standard costs. Establishing standard manufacturing costs requires us to make estimates and assumptions as to the quantities and costs of materials, labor and overhead that are required to produce a finished good. Cost of service revenues is expensed when incurred.

Income Taxes
     We are required to determine the aggregate amount of income tax expense or loss based upon tax statutes in jurisdictions in which we conduct business. In making these estimates, we adjust our results determined in accordance with United States generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities, as a result of these differences, are reflected on our consolidated balance sheet for temporary differences in loss and credit carryforwards that will reverse in subsequent years. We also establish a valuation allowance against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. Valuation allowances are based, in part, on predictions that management must make as to our results in future periods. The outcome of events could differ over time which would require that we make changes in our valuation allowance.
Equity Transactions
     Under United States generally accepted accounting principles, we have the ability to choose between two alternative methods of accounting for employee stock-based compensation: the intrinsic value method or the fair value method. Although we have adopted the intrinsic value method, the results we could derive under the fair value method could differ significantly. In addition, since our common stock was not publicly traded through December 31, 2006 , we must estimated its fair value. We have used outside valuation specialists that have relied upon information provided by management to determine value of our common stock and have also made valuation estimates based on concurrent sales of equity securities for cash and other business related information.
Stock-Based Compensation Expense
     Prior to April 1, 2006, we accounted for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, or APB No. 25, “Accounting for Stock Issued to Employees,” and its interpretations and applied the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123.” We used the minimum value method to measure the fair value of awards issued prior to April 1, 2006 with respect to its application requirements under SFAS No. 123.
     Effective April 1, 2006, we adopted SFAS No. 123(R) “Share Based Payment,” or SFAS 123(R). This statement is a revision of SFAS Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123(R) addresses all forms of share-based payment, or SBP, awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123(R), SBP awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will result in a charge to operations.
     Under SFAS 123(R), nonpublic entities, including those that become public entities after June 15, 2005, that used the minimum value method of measuring equity share options and similar instruments for either recognition or pro forma disclosure purposes under Statement 123 are required to apply SFAS 123(R) prospectively to new awards and to awards modified, repurchased or cancelled after the date of adoption. In addition, SFAS 123(R) requires such entities to continue accounting for any portion of awards outstanding at the date of initial application using the accounting principles originally applied to those awards. Accordingly, we record stock-based compensation expense relating to awards granted prior to April 1, 2006 that are expected to vest in periods ended after April 1, 2006 in accordance with the provisions of APB No. 25 and related interpretive guidance.
     We have adopted the prospective method with respect to accounting for its transition to SFAS 123(R). Accordingly, we recognized in salaries and related expense in the condensed consolidated statement of operations $52,000 of stock-based compensation expense in the three months ended December 31, 2006 and $156,000 in the nine months ended December 31, 2006, which represents the intrinsic value amortization of options granted prior to April 1, 2006 that the we are continuing to account for using the recognition and measurement principles prescribed under APB 25. We also recognized in salaries and related expense in the condensed consolidated statement of operations $336,000 of stock-based compensation expense in the three months ended December 31, 2006 and $378,000 in the nine months ended December 31, 2006, which represents the amortization of the fair value of options granted subsequent to adoption of SFAS 123(R). In the current fiscal year we have reclassified certain components of our stockholders’ equity section to reflect the elimination of deferred compensation arising from unvested share-based compensation pursuant to the requirements of Staff Accounting Bulletin No. 107, regarding Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.” This deferred compensation was previously recorded as an increase to additional paid-in capital with a corresponding reduction to stockholders’ equity for such deferred compensation. This reclassification has no effect on net loss or total stockholders’ equity as previously reported. We will record an increase to additional paid-in capital and a compensation charge as the share-based payments vest.
     The following table shows our non-cash stock-based compensation expenses as booked in our condensed consolidated statements of operations (in thousandss):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Cost of revenues	$1	$1	$2	$2
Research and development	20	20	61	32
Selling, general and administrative	769	204	997	457

Total	$790	$225	$1,060	$491

Comparison of Three Months Ended December 31, 2006 and 2005
Revenues
     Revenues increased $471,000 or 81%, to $1.1 million for the three months ended December 31, 2006, from $581,000 for the three months ended December 31, 2005. During the three months ended December 31, 2006, product revenues were $801,000 and service revenues were $251,000. During the three months ended December 31, 2005, product revenues were $416,000 and service revenues were $165,000. The $385,000, or 93%, increase in product revenues was primarily due to the penetration by our direct sales forces into hospital and pharmacy markets, primarily in Mexico.
     The following table shows our product revenues by country (in thousands):

	Three Months Ended
	December 31,
	2006	2005
U.S.	$51	$6
Mexico	659	410
India	24	—
Europe	67	—

Total	$801	$416

Cost of Revenues
     Cost of revenues decreased $1.1 million, or 58%, to $760,000 for the three months ended December 31, 2006, from $1.8 million for the three months ended December 31, 2005. During the three months ended December 31, 2006, cost of revenues from product sales were $542,000 and cost of revenues from services were $218,000. During the three months ended December 31, 2005, cost of revenues from product sales were $1.6 million and cost of revenues from services were $259,000.
     Cost of revenues from product sales decreased $1.0 million, or 65%, for the three months ended December 31, 2006 as compared to the three months ended December 31, 2005. Cost of revenues from product sales in the United States decreased $179,000 due to the shifting of focus in our United States facility from manufacturing to activities related to the research and development of new Microcyn products. As a result, we began classifying the expense associated with our United States facility as a research and development expense, and therefore our fixed cost of product revenues decreased accordingly. Cost of revenues from product sales in Europe stayed relatively consistent from period to period. Cost of revenues from product sales in Mexico decreased $828,000 primarily due to the $922,000 write-off of inventory, during the three months ended December 31, 2005, due to product labeling issues and expiring shelf life of products as a result of a one-time build-up of excess product inventory.
     Our gross margin increased to a profit of $292,000, or 28% of revenues, for the three months ended December 31, 2006, from a gross loss of $1.2 million for the three months ended December 31, 2005. Our gross margins from product sales increased to a gross profit of $259,000, or 32% of product revenues, for the three months ended December 31, 2006, from a gross loss from product sales of $1.2 million for the three months ended December 31, 2005. Primarily this improvement in our margins was due to the decrease in our fixed cost of product manufacturing, primarily in Mexico, while our product revenues increased over the same period.
     We experienced gross margins of 28% during the three months ended December 31, 2006, and expect to experience positive gross margins in future periods as well. If we fail to increase our sales volume to sufficient levels in the future, we may have to examine strategies to reduce our recurring fixed costs of manufacturing. We expect that cost of revenues will continue to increase in absolute dollars as product sales increase in future periods.
Research and Development Expense
     Research and development expense increased $58,000, or 8%, to $795,000 for the three months ended December 31, 2006, from $737,000 for the three months ended December 31, 2005. This increase was primarily the result of $277,000 in higher personnel and facility costs associated with the expansion of our research and development teams. The expansion of these teams was through both an internal shift of focus in our United States operations from manufacturing to research and development, as well as through the hiring of additional personnel. The expansion of the research and development teams helped support our increased attention to product development, clinical trials and the management of regulatory trials designed to obtain FDA drug approvals for our Microcyn products. This increase was offset by $232,000 in lower clinical trial expense, as we were conducting our clinical trial on pre-operative skin preparation during the three months ended December 31, 2005, which was completed in June 2006.
     We expect that research and development expense will continue to increase substantially in future periods as we seek additional regulatory approvals of our Microcyn products, including the beginning of our FDA related drug trials.
Selling, General and Administrative Expense
     Selling, general and administrative expense increased $736,000, or 19%, to $4.6 million for the three months ended December 31, 2006, from $3.9 million for the three months ended December 31, 2005. Primarily this increase was due to $769,000 in non-cash stock-based compensation charges incurred during the three months ended December 31, 2006, an increase of $565,000 over the non-cash stock-based compensation charges incurred during the three months ended December 31, 2005. These charges were primarily incurred for the options and warrants issued to a new board member, which are amortized over the 2-year agreement, and for warrants issued for the settlement of litigation with a past employee.
     We expect that selling, general and administrative expense will increase in the future as we expand our infrastructure to support the requirements of being a public company.
Interest Expense and Interest Income
     Interest expense increased $288,000 to $305,000 for the three months ended December 31, 2006, from $17,000 for the three months ended December 31, 2005. This increase was primarily the result of a greater amount of debt during the three months ended December 31, 2006. Interest income decreased $73,000 to $30,000 for the three months ended December 31, 2006, from $103,000 for the three months ended December 31, 2005. This decrease was primarily the result of lower amounts of interest-bearing instruments during the three months ended December 31, 2006.

Other Income (Expense), Net
     Other income (expense), net was $565,000 net income for the three months ended December 31, 2006, compared with $111,000 net income for the three months ended December 31, 2005. This change was primarily attributable to a $575,000 gain on foreign exchange translation for the three months ended December 31, 2006, as compared to a gain of $82,000 for the three months ended December 31, 2005.
Discontinued Operations
     Loss from operations of discontinued business was $413,000 for the three months ended December 31, 2005. This charge represents the net loss associated with the entity QP which was consolidated with our financial statements as required by FIN 46(R), and later deemed to be a discontinued operation. As no relationship existed with this entity following the year ended March 31, 2006, no charges were recognized during the three months ended December 31, 2006.
Comparison of Nine Months Ended December 31, 2006 and 2005
Revenues
     Revenues increased $1.7 million, or 103%, to $3.4 million for the nine months ended December 31, 2006, from $1.7 million for the nine months ended December 31, 2005. During the nine months ended December 31, 2006, product revenues were $2.7 million and service revenues were $639,000. During the nine months ended December 31, 2005, product revenues were $1.2 million and service revenues were $440,000. The $1.5 million, or 124%, increase in product revenues was primarily due to the penetration by our direct sales forces into hospital and pharmacy markets, primarily in Mexico, and from $604,000 in sales to our distributor in India.
     The following table shows our product revenues by country (in thousands):

	Nine Months Ended
	December 31,
	2006	2005
U.S.	$106	$94
Mexico	1,716	1,064
India	604	—
Europe	316	64

Total	$2,742	$1,222

Cost of Revenues
     Cost of revenues decreased $1.5 million, or 39%, to $2.2 million for the nine months ended December 31, 2006, from $3.7 million for the nine months ended December 31, 2005. During the nine months ended December 31, 2006, cost of revenues from product sales were $1.6 million and cost of revenues from services were $641,000. During the nine months ended December 31, 2005, cost of revenues from product sales were $2.9 million and cost of revenues from services were $757,000.
     Cost of revenues from product sales decreased $1.3 million for the nine months ended December 31, 2006 as compared to the nine months ended December 31, 2005. Cost of revenues from product sales in the United States decreased $790,000 due to the shifting of focus in our United States facility from manufacturing to activities related to the research and development of new Microcyn products. As a result, we began classifying the expense associated with our United States facility as a research and development expense, and therefore our fixed cost of product revenues decreased accordingly. Cost of revenues from product sales in Europe increased $420,000 as our European manufacturing center expanded production capacity and the associated fixed costs grew accordingly. Cost of revenues from product sales in Mexico decreased $963,000 primarily due to the $931,000 write-off of inventory, during the nine months ended December 31, 2005, due to product labeling issues and expiring shelf-life of products as a result of a one-time build-up of excess product inventory.

     Our gross margin increased to a profit of $1.2 million, or 34% of revenues, for the nine months ended December 31, 2006, from a gross loss of $2.0 million for the nine months ended December 31, 2005. Our gross margin from product sales increased to a profit of $1.2 million, or 42% of product revenues, for the nine months ended December 31, 2006, from a gross loss of $1.7 million for the nine months ended December 31, 2005. Primarily this improvement in our margins was due to the decrease in our fixed cost of product manufacturing, in the U.S. and in Mexico, while our product revenues increased over the same period.
Research and Development Expense
     Research and development expense increased $690,000, or 41%, to $2.4 million for the nine months ended December 31, 2006, from $1.7 million for the nine months ended December 31, 2005. This increase was primarily the result of $861,000 in higher personnel costs associated with the expansion of our research and development teams. The expansion of these teams was through both an internal shift of focus in our United States operations from manufacturing to research and development, as well as through the hiring of additional personnel. The expansion of the research and development teams helps support our increased attention to product development, clinical trials and the management of regulatory trials designed to obtain FDA drug approvals for our Microcyn products. This increase was offset by lower clinical trial expense, as we were conducting our clinical trial on pre-operative skin preparation during the nine months ended December 31, 2005, which was completed in June 2006.
Selling, General and Administrative Expense
     Selling, general and administrative expense increased $896,000, or 8%, to $12.5 million for the nine months ended December 31, 2006, from $11.6 million for the nine months ended December 31, 2005. Primarily this increase was due to $996,000 in non-cash stock-based compensation charges incurred during the nine months ended December 31, 2006, an increase of $540,000 over the non-cash stock-based compensation charges booked in the nine months ended December 31, 2005. These charges were primarily incurred for the options and warrants issued to a new board member, which are amortized over the 2-year agreement, and for the warrants issued for the settlement of litigation with a past employee.
Interest Expense and Interest Income
     Interest expense increased $445,000 to $565,000 for the nine months ended December 31, 2006, from $120,000 for the nine months ended December 31, 2005. This increase was primarily the result of a greater debt balance during the nine months ended December 31, 2006. Interest income decreased $42,000 to $130,000 for the nine months ended December 31, 2006, from $172,000 for the nine months ended December 31, 2005. This increase was primarily the result of lower balances of interest-bearing instruments during the nine months ended December 31, 2006.
Other Income (Expense), Net
     Other income (expense), net was $657,000 net income for the nine months ended December 31, 2006, compared with $10,000 net income for the nine months ended December 31, 2005. Primarily this increase is due to a $714,000 gain on foreign exchange translation during the nine months ended December 31, 2006, as compared to a loss of $20,000 for the nine months ended December 31, 2005.
Discontinued Operations
     Loss from operations of discontinued business was $587,000 for the nine months ended December 31, 2005. This charge represents the net loss associated with the entity QP which was consolidated with our financial statements as required by FIN 46(R), and later deemed to be a discontinued operation. As no relationship existed with this entity following the year ended March 31, 2006, no charges were recognized during the nine months ended December 31, 2006.

Liquidity and Capital Resources
     Since our inception, we have incurred significant losses and, as of December 31, 2006, we had an accumulated deficit of approximately $64.2 million. We have not yet achieved profitability. We expect that our research and development and selling, general and administrative expenses will continue to increase and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability.
Sources of Liquidity
     Since our inception, substantially all of our operations have been financed through the sale of our common and convertible preferred stock. Through December 31, 2006, we had received net proceeds of $3.5 million from the sale of common stock, $6.6 million from the sale of Series A convertible preferred stock, $43.7 million from the sale of Series B convertible preferred stock, $3.1 million from our Series C convertible preferred stock and $304,000 from the issuance of common stock to employees, consultants and directors in connection with the exercise of stock options. We have received additional funding through loans and capital equipment leases, as described below. We have also used our collections of accounts receivable from revenues to date as a source of additional liquidity. As of December 31, 2006, we had cash and cash equivalents of $2.5 million and debt under our notes payable and equipment loans of $8.1 million.
     On January 30, 2007, we closed the initial public offering of our common stock, raising gross proceeds of $24.2 million. The net proceeds after commissions, underwriting discounts and non accountable expenses paid to underwriters were $22.3 million.
     On February 16, 2007, the underwriters of our initial public offering exercised their option to purchase a portion of the over-allotment of shares per the terms of our underwriting agreement. This purchase of common stock raised gross proceeds of $2.6 million. The net proceeds after commissions, underwriting discounts and non accountable expenses paid to underwriters were $2.4 million.
Cash Flows
     As of December 31, 2006, we had cash and cash equivalents of $2.5 million, compared to $12.7 million at December 31, 2005.
     Net cash used in operating activities was $12.7 million for the nine months ended December 31, 2006, compared to $14.9 million for the nine months ended December 31, 2005. Net cash used in each of these periods primarily reflects net loss for these periods, offset in part by non-cash charges in operating assets and liabilities, non-cash stock-based compensation and depreciation.
     Net cash used in investing activities was $653,000, for the nine months ended December 31, 2006, compared to $491,000 for the nine months ended December 31, 2005. Cash was used primarily to invest in property and equipment to support increased personnel and manufacturing facility expansion in Europe and Mexico.
     Net cash provided by financing activities was $9.1 million for the nine months ended December 31, 2006, compared to $26.1 million for the nine months ended December 31, 2005. The net cash provided by financing activities for nine months ended December 31, 2006 was primarily attributable to the issuance of $8.4 million in debt and to a lesser extent the sale of $3.1 million of convertible preferred stock. These cash inflows were offset during the period by $1.0 million in payments on debt. The net cash provided by financing activities for nine months ended December 31, 2005 was primarily attributable to the sale of convertible preferred stock, which generated $27.0 million during that period.
Operating Capital and Capital Expenditure Requirements
     We expect to continue to incur substantial operating losses in the future and to make capital expenditures to support the expansion of our research and development programs and to support our commercial operations. We anticipate using a portion of the proceeds from the initial public offering to finance these activities. We expect it to take several years to obtain the necessary regulatory approvals to commercialize Microcyn as a drug in the United States.

     We currently anticipate that our cash balance at December 31, 2006 and the proceeds from our initial public offering and subsequent sale of over-allotment shares, together with our future revenues and interest we earn, will be sufficient to meet our anticipated cash requirements through at least the next 12 months.
     Our future funding requirements will depend on many factors, including:
•	the scope, rate of progress and cost of our clinical trials and other research and development activities;

•	future clinical trial results;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the cost and timing of regulatory approvals;

•	the cost and delays in product development as a result of any changes in regulatory oversight applicable to our products;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the effect of competing technological and market developments;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses, products and technologies.
     If we are unable to generate a sufficient amount of revenues to finance our operations, research and development and regulatory plans, we may seek to raise additional funds through public or private equity offerings, debt financings, capital lease transactions, corporate collaborations or other means. We may seek to raise additional capital due to favorable market conditions or strategic considerations even if we have sufficient funds for planned operations. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. To the extent that we raise additional funds through collaborative arrangements, it may be necessary to relinquish some rights to our technologies or grant licenses on terms that are not favorable to us. We do not know whether additional funding will be available on acceptable terms, or at all. A failure to secure additional funding when needed may require us to curtail certain operational activities, including regulatory trials, sales and marketing, and international operations and would have a material adverse effect on our future business and financial condition.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Market Risk
     Our exposure to interest rate risk is confined to our excess cash in highly liquid money market funds denominated in U.S. dollars. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. We do not use derivative financial instruments in our investment portfolio. Our cash and investments policy emphasizes liquidity and preservation of principal over other portfolio considerations.
Foreign Currency Market Risks
     We have two significant subsidiaries, one each in Europe and Mexico. Revenues and expenses associated with these subsidiaries are denominated in foreign currency. Accordingly, our operating results are affected by exchange rate fluctuations between the U.S. dollar and these foreign currencies In order to mitigate our exposure to foreign currency rate fluctuations, we maintain minimal cash balances in the foreign subsidiaries. However, if we are successful in our efforts to grow internationally, our exposure to foreign currency rate fluctuations, primarily the Euro and Mexican Peso, may increase.
     We are also exposed to foreign currency risk related to the Euro denominated and Mexican Peso denominated intercompany receivables. Because our intercompany receivables are accounted for in Euros and US dollars, any appreciation or devaluation of the Euro or Mexican Peso will result in a gain or loss to the consolidated statements of operations.

     We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instrument for trading or speculative purposes. In the future, if we believe our currency exposure merits, we may consider entering into transactions to help mitigate the risk.
Item 4. Controls and Procedures
     (a) Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. In response to comments from our auditors and our own investigations, our disclosure controls and procedures have been designed to meet, and management believes that they meet, reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.
     (b) Changes in internal controls. In the quarter ending December 31, 2006, we continued to make improvements to our internal control structure and financial reporting processes, including revising our authorization matrix and our inventory control segregation policy in The Netherlands; establishing fixed closing and reporting deadlines and fixed budgeting and forecasting schedules; refining our procedures for calculating and recording bad debt reserves and potential revenue adjustments; establishing procedures for sell-through method in The Netherlands; revising certain aspects of our purchasing policy and procedures; conducting an actuarial study of our social retirement funding in Mexico; and formalizing procedures to ensure that all significant transactions undergo a legal and accounting review and are reviewed and approved by our board of directors.
     Other than these changes, there were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in Item 4(a) above that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — - OTHER INFORMATION
Item 1. Legal Proceedings
Legal Matters
     In April 2005, the Company was named as a defendant in an employment related matter under a complaint filed by one of its former employees in the Superior Court of the State of California in the County of Sonoma in April 2005. The Company entered into a settlement agreement with the plaintiff in November 2006, which provides for the payment of $250,000 and the issuance of a warrant to purchase 50,000 shares of our common stock exercisable at $3.00 per share. The warrants, which are non-forfeitable at the date of issuance, were recorded at fair value which resulted in expense of $365,000. The expense was recorded in the three months ended December 31, 2006 in selling, general and administrative expense. The issuance of the warrants was subject to the Company obtaining appropriate waivers from our convertible preferred stockholders which was obtained in December 2006. The cash payment was made in February 2006. Under the terms of the agreement, the plaintiff has agreed to dismiss his claim and has waived any other previous claims against us. A $300,000 reserve was established at March 31, 2006 based on the Company’s best estimate of the potential loss. The reserve was reduced to the cash liability of $250,000 at December 31, 2006 and is a component of accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet.
     In November 2005, the Company identified a possible criminal misappropriation of its technology in Mexico, and it notified the Mexican Attorney General’s office. The Company believes the Mexican Attorney General is currently conducting an investigation.

     On March 14, 2006, the Company filed suit in the U.S. District Court for the Northern District of California against Nofil Corporation and Naoshi Kono, Chief Executive Officer of Nofil for breach of contract, misappropriation of trade secrets and trademark infringement. The Company believes that Nofil Corporation violated key terms of both an exclusive purchase agreement and non-disclosure agreement by contacting and working with a potential competitor in Mexico. In the complaint, the Company seeks damages of $3,500,000 and immediate injunctive relief. On February 13, 2007, Nofil filed an answer and cross-complaint. The cross-complaint, which alleges fraudulent inducement to enter contracts, breach of non-disclosure contract, trade secret misappropriation, conversion and violation under civil RICO statutes by the Company, seeks damages of $4.5 million and equitable relief. The Company believes that Nofil’s claims are without merit and intends to defend its position with respect to this matter. No trial date has been set.
     The Company is currently a party in two trademark matters asserting confusion in trademarks with respect to the Company’s use of the name Microcyn60 in Mexico. Although the Company believes that the nature and intended use of its products are different from those with the similar names, it has agreed with one of the parties to stop using the name Microcyn60 by September 2007. Although such plaintiff referred the matter to the Mexico Trademark Office, the Company is not aware of a claim for monetary damages. Company management believes that the name change will satisfy an assertion of confusion; however, Company management believes that the Company could incur a possible loss of approximately $100,000 for the use of the name Microcyn60 during the year following the date of settlement.
     In June 2006, the Company received a written communication from the grantor of a license to an earlier version of its technology indicating that such license was terminated due to an alleged breach of the license agreement by the Company. The license agreement extends to the Company’s use of the technology in Japan only. While the Company does not believe that the grantor’s revocation is valid under the terms of the license agreement and no legal claim has been threatened to date, the Company cannot provide any assurance that the grantor will not take legal action to restrict the Company’s use of the technology in the licensed territory.
     While the Company management does not anticipate that the outcome of this matter is likely to result in a material loss, there can be no assurance that if the grantor pursues legal action, such legal action would not have a material adverse effect on the Company’s financial position or results of operations.
     In August 2006, the Company received a “show cause” letter from the U.S. Environmental Protection Agency (“EPA”), which stated that, in tests conducted by the EPA, Cidalcyn was found to be ineffective in killing certain specified pathogens when used according to label directions. Based on its results, the EPA strongly recommended that the Company immediately recalled all Cidalcyn distributed on and after September 28, 2005. Accordingly, the Company has commenced a voluntary recall of Cidalcyn. Although the Company has not marketed Cidalcyn on a large commercial scale, it has provided it in small quantities to numerous hospitals solely for use in product evaluation exercises. In a second letter, the EPA stated it intended to file a civil administrative complaint against the Company for violation of the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”). Under FIFRA, the EPA could assess civil penalties related to the sale and distribution of a pesticide product not meeting the label’s claims as a broad-spectrum hospital disinfectant. The Company believes that such civil penalties could be up to $200,000. The Company currently cannot estimate the actual amount of penalties which may be incurred. The Company does not believe this issue will have a material impact on future operations. The amount of expense to be incurred with regard to the recall of the product is currently not estimable, however, the Company believes any potential expense would be insignificant because the product was not commercialized and the number of samples distributed was minimal. For these reasons, the Company has not established an accrual for the product recall.
     In September 2006, a consulting firm in Mexico City contacted the Company threatening legal action in Mexico, alleging breach of contract and claiming damages of $225,000. A formal compliant has not been served and no trial date has been set. In December 2006, the Company entered into a settlement agreement with the consulting firm where the Company paid $115,000 for the dismissal of their claim and waiver of any previous claims against the Company.
     The Company, on occasion, is involved in legal matters arising in the ordinary course of its business. While management believes that such matters are currently insignificant, there can be no assurance that matters arising in the ordinary course of business for which the Company is or could become involved in litigation, will not have a material adverse effect on its business, financial condition or results of operations.

Item 1A. Risk Factors
Factors that May Affect Results
Risks Related to Our Business
We have a history of losses, we expect to continue to incur losses and we may never achieve profitability.
     We have incurred significant net losses in each fiscal year since our inception, including losses of $7.3 million, $16.5 million, $23.1 million and $13.5 million for the years ended March 31, 2004, 2005 and 2006 and the nine months ended December 31, 2006, respectively. Our accumulated deficit as of December 31, 2006 was $64.2 million. We have yet to demonstrate that we can generate sufficient sales of our products to become profitable. The extent of our future operating losses and the timing of profitability are highly uncertain, and we may never achieve profitability. Even if we do generate significant revenues from our product sales, we expect that increased operating expenses will result in significant operating losses in the near term as we, among other things:
•	finance our sales and marketing capabilities in the United States and internationally;

•	conduct preclinical studies and clinical trials on our products and product candidates;

•	seek FDA clearance to market Microcyn as a drug in the United States;

•	increase our research and development efforts to enhance our existing products, commercialize new products and develop new product candidates; and

•	establish additional and expand existing manufacturing facilities.
     As a result of these activities, we will need to generate significant revenue in order to achieve profitability and may never become profitable. We must also maintain specified cash reserves in connection with our loan and security agreement which may limit our investment opportunities. Failure to maintain these reserves could result in our lender foreclosing against our assets or imposing significant restrictions on our operations. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.
     Without completion of our initial public offering, or the raise of capital through an alternate funding source, we would curtail certain operational activities in order to reduce costs. In the event that we are required to raise additional capital, we cannot provide any assurance that we will secure any commitments for new financing on acceptable terms, if at all.
Because all of our products are based on our Microcyn platform technology, we will need to generate sufficient revenues from the sale of Microcyn to execute our business plan.
     All of our products are based on our Microcyn platform technology, and we do not have any non-Microcyn product candidates that will generate revenues in the foreseeable future. Accordingly, we expect to derive substantially all of our future revenues from sales of our current Microcyn products. We have only been selling our products since July 2004, and substantially all of our historical product revenues have been from sales of Microcyn in Mexico. Although we began selling in Europe in October 2004, in the United States in June 2005, and in India in July 2006, our product revenues outside of Mexico were not significant prior to our current fiscal year. For example, product revenues from countries outside of Mexico were just 9% of our product revenues for the year ended March 31, 2006, but 37% of our product revenues for the nine months ended December 31, 2006 were from countries outside Mexico. Microcyn has not been adopted as a standard of care for wound treatment in any country and may not gain acceptance among physicians, nurses, patients, third-party payors and the medical community. Existing protocols for wound care are well established within the medical community and tend to vary geographically, and healthcare providers may be reluctant to alter their protocols to include the use of Microcyn. If Microcyn does not achieve an adequate level of acceptance, we will not generate sufficient revenues to become profitable.

One of our non-commercialized products, when recently tested by the U.S. Environmental Protection Agency, or EPA, did not meet certain efficacy standards based on an EPA test protocol that used parameters that differed from those parameters previously used by us when we originally registered this product as an EPA registered disinfectant product. As a result, we have discontinued sampling, promotion and all distribution of this non-commercialized product.
     In October 2004, after EPA review of our registration filing, including the results of disinfectant efficacy testing conducted by an independent laboratory retained by us, we obtained EPA authorization, or registration, for the distribution and sale of our Microcyn-based product, which we call Cidalcyn, as a hospital grade disinfectant. Although we have not commercialized Cidalcyn, we previously provided samples to potential marketing partners and other entities for product evaluation. Subsequently, in July 2006, we were informed by the EPA that in more recent tests conducted by the EPA, Cidalcyn did not meet efficacy standards when tested against three specified pathogens (Pseudomonas aeruginosa, Staphylococcus aureus and Mycobacterium tuberculosis) when used according to label directions. These new results prevent us from marketing Cidalcyn as a hospital grade disinfectant. We believe the EPA test protocol utilizes a bacterial culture to challenge a disinfectant in a test method which does not replicate a human wound environment and which is not used to evaluate the safety or efficacy of wound care products by the FDA or CE Mark. We believe the EPA test made use of a bacterial culture which contained a significantly higher concentration of pathogens than the culture used in the independent test, the results of which we submitted to the EPA for registration purposes. This increased concentration of bacteria might have overwhelmed our Cidalcyn product. Subsequent testing we have conducted appears to have confirmed the EPA’s results against two of the three pathogens. Based on the EPA’s own testing, the EPA strongly recommended that we immediately recall all Cidalcyn distributed on and after September 28, 2005. Accordingly, we promptly and voluntarily ceased all distribution of Cidalcyn to end users, and we are not providing the product to distributors or retailers for re-distribution to third parties or end users; we have ceased promoting Cidalcyn; and we have contacted the entities and small number of individuals in the United States who are not our employees, to whom the Cidalcyn product had been provided for evaluation purposes during the one-year period (the product’s shelf-life) prior to our receipt of the EPA’s recent notification to ensure they have been informed not to use any remaining quantities they might have in their possession. In August 2006, we received a “show cause” letter from the EPA stating that it was prepared to file a civil administrative complaint against us for violation of federal pesticide legislation in connection with the sale or distribution of a pesticide that did not meet the label’s efficacy claims, and it gave us the opportunity to advise the EPA of any factors we believe the EPA should consider before issuing a civil complaint. We have engaged in discussions with the EPA since that time and are working cooperatively with the EPA to resolve this matter. We believe that any civil penalties that might be assessed against us in connection with such a civil complaint would not be in a material amount. Unless and until we provide new information to support the original label claims of Cidalcyn to the EPA, there will not be any sales or other distributions of the product in the United States as a hospital grade disinfectant.
We do not have the necessary regulatory approvals to market Microcyn as a drug in the United States.
     We have obtained three 510(k) clearances in the United States that permit us to sell Microcyn as a medical device to clean, moisten and debride wounds. However, we do not have the necessary regulatory approvals to market Microcyn in the United States as a drug, which we will need to obtain in order to execute our business plan. Before we are permitted to sell Microcyn as a drug in the United States, we must, among other things, successfully complete additional preclinical studies and well-controlled clinical trials, submit a New Drug Application, or NDA, to the FDA and obtain FDA approval. In July 2006, we completed a controlled clinical trial for pre-operative skin preparation. After completion of this trial, the FDA advised us that it is considering adopting new heightened performance requirements for evaluating efficacy of products designed to be used in pre-operative skin preparation such as ours. In discussions with the FDA, the FDA has not provided us with the definitive timing for, or parameters of, any such requirements, and has informally stated that it is uncertain during what time frame it will be able to do so. We plan to continue our discussions with the FDA regarding the possible timing and parameters of any new guidelines for evaluating efficacy for pre-operative skin preparations. Depending on the ultimate position of the FDA regarding performance criteria for pre-operative skin preparations, we may reassess our priorities, clinical timelines and schedules for pursuing a pre-operative skin preparation indication or may decide not to pursue this indication. We also intend to seek FDA approval for the use of Microcyn to treat infections in wounds.
     We have sponsored the majority of physicians performing physician clinical studies of Microcyn and in some cases, the physicians who performed these studies also hold equity in our company. The physician clinical studies were performed in the United States, Mexico and Italy, and used various endpoints, methods and controls. These studies were not intended to be rigorously designed or controlled clinical trials and, as such, did not have all of the controls required for clinical trials used to support an NDA submission to the FDA in that they did not include blinding, randomization, predefined clinical endpoints, use of placebo and active control groups or U.S. good clinical practice requirements. Consequently, the results of these physician clinical studies may not be used by us to support an NDA submission for Microcyn to the FDA. In addition, any results obtained from clinical trials designed to support an NDA submission for Microcyn to the FDA may not be as favorable as results from such physician clinical studies and otherwise may not be sufficient to support an NDA submission or FDA approval of any Microcyn NDA.
     The FDA approval process is expensive and uncertain, requires detailed and comprehensive scientific and other data and generally takes several years. Despite the time and expense exerted, approval is never guaranteed. We do not know whether we will obtain favorable results in our preclinical and clinical studies or whether we will obtain the necessary regulatory approvals to market Microcyn as a drug in the United States. We anticipate that obtaining approval for the use of Microcyn to treat infections in wounds in the United States will take several years. Even if we obtain FDA approval to sell Microcyn as a drug, we may not be able to successfully commercialize Microcyn as a drug in the United States and may never recover the substantial costs we have invested in the development of our Microcyn products.
Our inability to raise additional capital on acceptable terms in the future may cause us to curtail certain operational activities, including regulatory trials, sales and marketing, and international operations, in order to reduce costs and sustain the business, and would have a material adverse effect on our business, and financial condition.
     We expect capital outlays and operating expenditures to increase over the next several years as we work to commercialize our products and expand our infrastructure. We have entered into debt financing arrangements which are secured by all of our assets. We may need to raise additional capital to, among other things:
•	sustain commercialization of our current products or new products;

•	increase our sales and marketing efforts to drive market adoption and address competitive developments;

•	fund our clinical trials and preclinical studies;

•	expand our manufacturing capabilities;

•	acquire or license technologies; and

•	finance capital expenditures and our general and administrative expenses.

Our present and future funding requirements will depend on many factors, including:

•	the progress and timing of our clinical trials;

•	the level of research and development investment required to maintain and improve our technology position;

•	cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	our efforts to acquire or license complementary technologies or acquire complementary businesses;

•	changes in product development plans needed to address any difficulties in commercialization;

•	competing technological and market developments; and

•	changes in regulatory policies or laws that affect our operations.
     If we raise additional funds by issuing equity securities, dilution to our stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise additional funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock, and the terms of the debt securities issued could impose significant restrictions on our operations. If we raise additional funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or products, or grant licenses on terms that are not favorable to us. A failure to obtain adequate funds may cause us to curtail certain operational activities, including regulatory trials, sales and marketing, and international operations, in order to reduce costs and sustain the business, and would have a material adverse effect on our business and financial condition.
Delays or adverse results in clinical trials could result in increased costs to us and delay our ability to generate revenue.
     Clinical trials can be long and expensive, and the outcome of clinical trials is uncertain and subject to delays. It may take several years to complete clinical trials, if at all, and a product candidate may fail at any stage of the clinical trial process. The length of time required varies substantially according to the type, complexity, novelty and intended use of the product candidate. Interim results of a preclinical study or clinical trial do not necessarily predict final results, and acceptable results in preclinical studies or early clinical trials may not be repeatable in later subsequent clinical trials. The commencement or completion of any of our clinical trials may be delayed or halted for a variety of reasons, including the following:
•	FDA requirements for approval, including requirements for testing efficacy or safety, may change;

•	the FDA or other regulatory authorities do not approve a clinical trial protocol;

•	patients do not enroll in clinical trials at the rate we expect;

•	delays in reaching agreement on acceptable clinical trial agreement terms with prospective sites;

•	delays in obtaining institutional review board approval to conduct a study at a prospective site;

•	third party clinical investigators do not perform our clinical trials on our anticipated schedule or consistent with the clinical trial protocol and good clinical practices, or the third party organizations do not perform data collection and analysis in a timely or accurate manner;

•	governmental regulations or administrative actions are changed; and

•	insufficient funds to continue our clinical trials.
     We do not know whether our existing or any future clinical trials will demonstrate safety and efficacy sufficiently to result in additional FDA approvals. While a number of physicians have conducted clinical studies assessing the safety and efficacy of Microcyn for various indications, the data from these studies is not sufficient to support approval of Microcyn as a drug in the United States. In addition, further studies and trials could show different results. For example, in an independent physician study of 10 patients in which procedures were not fully delineated, published in February 2007, four patients discontinued treatment with Demacyn due to pain, and beneficial change in wound microbiology was found in only one of the six remaining patients. We will be required to conduct additional clinical trials prior to seeking approval of Microcyn for additional indications. Our failure to adequately demonstrate the safety and efficacy of our product candidates to the satisfaction of the FDA will prevent our receipt of FDA approval for additional indications and, ultimately, impact commercialization of our products in the United States. If we experience significant delays or adverse results in clinical trials, our financial results and the commercial prospects for products based on Microcyn will be harmed, our costs would increase and our ability to generate revenue would be delayed.
If we fail to obtain, or experience significant delays in obtaining additional regulatory clearances or approvals to market our current or future products, we may be unable to commercialize these products.
     Developing, testing, manufacturing, marketing and selling of medical technology products are subject to extensive regulation by numerous governmental authorities in the United States and other countries. The process of obtaining regulatory clearance and approval of medical technology products is costly and time consuming. Even though the underlying product formulation may be the same or similar, our products are subject to different regulations and approval processes depending upon their intended use. In the United States, use of Microcyn to cleanse and debride a wound comes within the medical device regulation framework, while use of Microcyn to treat infections in wounds will require us to seek FDA approval of Microcyn as a drug in the United States.
     To obtain regulatory approval of our products as drugs in the United States, we must first show that our products are safe and effective for target indications through preclinical studies (laboratory and animal testing) and clinical trials (human testing). The FDA generally clears marketing of a medical device through the 510(k) pre-

market clearance process if it is demonstrated that the new product has the same intended use and the same or similar technological characteristics as another legally marketed Class II device, such as a device already cleared by the FDA through the 510(k) premarket notification process, and otherwise meets the FDA’s requirements. Product modifications, including labeling the product for a new intended use, may require the submission of a new 510(k) clearance and FDA approval before the modified product can be marketed.
     We do not know whether our products based on Microcyn will receive approval from the FDA as a drug. The data from clinical studies of Microcyn conducted by physicians to date will not satisfy the FDA’s regulatory criteria for approval of an NDA. In order for us to seek approval for the use of Microcyn as a drug in the treatment of infections in wounds, we will be required to conduct additional preclinical and clinical trials and submit applications for approval to the FDA. For example, we are currently planning to conduct a pilot study of Microcyn for the treatment of wound infections, and we will need to conduct additional non-clinical and well-controlled clinical trials in order to generate data to support FDA approval of Microcyn for this indication.
     The outcomes of clinical trials are inherently uncertain. In addition, we do not know whether the necessary approvals or clearances will be granted or delayed for future products. The FDA could request additional information or clinical testing that could adversely affect the time to market and sale of products as drugs. If we do not obtain the requisite regulatory clearances and approvals, we will be unable to commercialize our products as drugs or devices and may never recover any of the substantial costs we have invested in the development of Microcyn.
     Distribution of our products outside the United States is subject to extensive government regulation. These regulations, including the requirements for approvals or clearance to market, the time required for regulatory review and the sanctions imposed for violations, vary from country to country. We do not know whether we will obtain regulatory approvals in such countries or that we will not be required to incur significant costs in obtaining or maintaining these regulatory approvals. In addition, the export by us of certain of our products that have not yet been cleared for domestic commercial distribution may be subject to FDA export restrictions. Failure to obtain necessary regulatory approvals, the restriction, suspension or revocation of existing approvals or any other failure to comply with regulatory requirements would have a material adverse effect on our future business, financial condition, and results of operations.
     If our products do not gain market acceptance, our business will suffer because we might not be able to fund future operations.
     A number of factors may affect the market acceptance of our products or any other products we develop or acquire, including, among others:
•	the price of our products relative to other treatments for the same or similar treatments;

•	the perception by patients, physicians and other members of the health care community of the effectiveness and safety of our products for their indicated applications and treatments;

•	our ability to fund our sales and marketing efforts; and

•	the effectiveness of our sales and marketing efforts.
     If our products do not gain market acceptance, we may not be able to fund future operations, including developing, testing and obtaining regulatory approval for new product candidates and expanding our sales and marketing efforts for our approved products, which would cause our business to suffer.
     We may incur significant liabilities in connection with our relationship with a former distributor in Mexico, and our results of operations may be negatively affected by the termination of this relationship.
     On June 16, 2005, we entered into a series of agreements with Quimica Pasteur, or QP, a Mexico-based distributor of pharmaceutical products to hospitals and health care entities owned or operated by the Mexican Ministry of Health, or MOH. These agreements provided, among other things, for QP to act as our exclusive distributor of Microcyn to the MOH for a period of three years. We were granted an option to acquire all except a minority share of the equity of QP directly from its principals. In addition, two of our employees were appointed as officers of QP, which resulted in the establishment of financial control of QP by our company under applicable accounting literature.

     As a result of our agreements, we were required to consolidate QP’s operations with our financial results. In connection with our audit of QP’s financial statements in late 2005, we were made aware of a number of facts that suggested that QP or its principals may have engaged in some form of tax avoidance practice prior to the execution of the agreements between our company and QP. We did not discover these facts prior to our execution of these agreements or for several months thereafter. Our prior independent auditors informed us that we did not have effective anti-fraud programs designed to detect the type of activities in which QP’s principals engaged or the personnel to effectively evaluate and determine the appropriate accounting for non-routine or complex accounting transactions. Our audit committee engaged an outside law firm to conduct an investigation whose findings implicated QP’s principals in a systemic tax avoidance practice prior to June 16, 2005. We estimate that QP’s liability for taxes, interest and penalties related to these practices could amount to $7 million or more. Based on the results of this investigation, we terminated our agreements with QP effective March 26, 2006.
     Although we do not believe that we are responsible for any tax avoidance practices of QP’s principals prior to June 16, 2005, the Mexican taxing authority could make a claim against us or our Mexican subsidiary. We have been informed by counsel in Mexico that the statute of limitations, including for actions for fraud, is five years from March 31, 2006. QP had a well-established relationship with the MOH. We lost the benefit of this relationship when we terminated our agreements with QP.
Our former independent registered public accounting firm has notified us of a number of reportable events constituting a material weakness over financial reporting which, if not successfully remedied, may among other things, impact our ability to develop reliable financial statements and comply with our reporting obligations as a public company.
     In August 2006, our former independent registered public accounting firm, PricewaterhouseCoopers LLP, or PWC, notified us of a number of deficiencies it believes comprise reportable events that may, among other things, impact our ability to develop reliable financial statements. In its letter, PWC stated that it had advised our audit committee of the following:
•	the absence of financial accounting personnel with sufficient skills and experience to effectively evaluate and determine the appropriate accounting for non-routine and/or complex accounting transactions consistent with accounting principles generally accepted in the United States, which resulted in a number of material audit adjustments to the financial statements during the course of audit procedures;

•	the failure to maintain effective controls to ensure the identification of accounting issues related to and the proper accounting for stock options with the right of rescission that were granted under certain stock option plans that required registration or qualification under federal and state securities laws primarily due to insufficient oversight and lack of personnel in the accounting and finance organization with the appropriate level of accounting knowledge, experience and training;

•	the failure to maintain an effective anti-fraud program designed to detect and prevent fraudulent activities in QP;

•	the need to expand significantly the scope of the audit of QP to assess the impact of identified fraudulent activities on our financial statements, in which regard PWC advised our audit committee that the results of the fraud investigation may cause PWC to be unwilling to be associated with our financial statements;

•	the “tone at the top” set by our senior management does not appear to encourage an attitude within our company that controls are important or that established controls cannot be circumvented;

•	we did not have the appropriate financial management and reporting infrastructure in place to meet the demands that will be placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act of 2002, and that we will be unable to report our financial results accurately or in a timely manner; and

•	significant control deficiencies, when considered in the aggregate, constituted a material weakness over financial reporting.

     We have filed a copy of the letter from PWC as an exhibit to the registration statement of which this prospectus forms a part. For additional information, please see “Change in Independent Registered Public Accounting Firm.”
     Our current independent registered public accounting firm also identified matters relating to the our need to evaluate the structure of our accounting department, standardize asset custody, recordkeeping and authorization procedures, and institute uniform systems designed to ensure our ability to meet the reporting and financial statement disclosures requirements.
We have agreed to change the brand name of our product in Mexico, which may result in the loss of any brand recognition that we have established with users of our products.
     In accordance with the settlement of a trademark infringement lawsuit filed against us in Mexico, we have agreed to stop using the name Microcyn60 in Mexico by September 2007. In addition, in May 2006, a complaint was filed against us for trademark confusion in connection with the same tradename, and we are in settlement negotiations concerning such claim. We have marketed our products in Mexico under the brand name of Microcyn60 since 2004. In the nine months ended December 31, 2006, 63% of our product revenues were derived from Mexico. As a result of our agreement to change our product name, we may lose the benefit of the brand name recognition we have generated in the region and our product sales in Mexico could decline. In locations where we have distributed our products, we believe that the brand names of those products have developed name recognition among consumers who purchase them. Any change to the brand name of our other products may cause us to lose such name recognition, which may lead to confusion in the marketplace and a decline in sales of our products.
If our competitors develop products similar to Microcyn, we may need to modify or alter our business strategy, which may delay the achievement of our goals.
     Competitors may develop products with similar characteristics as Microcyn. Such similar products marketed by larger competitors can hinder our efforts to penetrate the market. As a result, we may be forced to modify or alter our business and regulatory strategy and sales and marketing plans, as a response to changes in the market, competition and technology limitations, among others. Such modifications may pose additional delays in achieving our goals.
If we are unable to expand our direct domestic sales force, we may not be able to successfully sell our products in the United States.
     We currently sell Microcyn in the United States through a network of one national and five regional distributors and our medical and clinical employees. We plan to sell directly into the United States markets and we plan to expand our domestic sales force. Developing a sales force is expensive and time consuming, and the lack of qualified sales personnel could delay or limit the success of our product launch. Our domestic sales force, if established, will be competing with the sales operations of our competitors, which are better funded and more experienced. We may not be able to develop domestic sales capacity on a timely basis or at all.
Our dependence on distributors for sales could limit or prevent us from selling our products and from realizing long-term revenue growth.
     We currently depend on distributors to sell Microcyn in the United States, Europe and other countries and intend to continue to sell our products primarily through distributors in Europe and the United States for the foreseeable future. In addition, if we are unable to expand our direct sales force, we will continue to rely on distributors to sell Microcyn. Our existing distribution agreements are generally short-term in duration, and we may need to pursue alternate distributors if the other parties to these agreements terminate or elect not to renew their agreements. If we are unable to retain our current distributors for any reason, we must replace them with alternate distributors experienced in supplying the wound care market, which could be time-consuming and divert management’s attention from other operational matters. In addition, we will need to attract additional distributors to expand the geographic areas in which we sell Microcyn. Distributors may not commit the necessary resources to market and sell our products to the level of our expectations, which could harm our ability to generate revenues. In addition, some of our distributors may also sell products that compete with ours. In some countries, regulatory licenses must be held by residents of the country. For example, the regulatory approval for one product in India is owned and held by our Indian distributor. If the licenses are not in our name or under our control, we might not have the power to ensure their ongoing effectiveness and use by us. If current or future distributors do not perform adequately, or we are unable to locate distributors in particular geographic areas, we may not realize long-term revenue growth.

We depend on a contract sales force to sell our products in Mexico.
     We currently depend on a contract sales force to sell Microcyn in Mexico. Our existing agreement is short-term in duration and can be terminated by either party upon 30 days written notice. If we are unable to retain our current agreement for any reason, we may need to build our own internal sales force or find an alternate source for contract sales people. We may be unable to find an alternate source, or the alternate source’s sales force may not generate sufficient revenue. If our current or future contract sales force does not perform adequately, we may not realize long-term revenue growth in Mexico.
We intend to license or collaborate with third parties in various potential markets, and events involving these strategic partners or any future collaborations could delay or prevent us from developing or commercializing products.
     Our business strategy and our short- and long-term operating results will depend in part on our ability to execute on existing strategic collaborations and to license or partner with new strategic partners. We believe collaborations allow us to leverage our resources and technologies and to access markets that are compatible with our own core areas of expertise while avoiding the cost of establishing a direct sales force in each market.
     To penetrate our target markets, we may need to enter into additional collaborative agreements to assist in the development and commercialization of future products. For example, depending upon our analysis of the time and expense involved in obtaining FDA approval to sell a product to treat open wounds, we may choose to license our technology to a third party as opposed to pursuing commercialization ourselves. Establishing strategic collaborations is difficult and time-consuming. Potential collaborators may reject collaborations based upon their assessment of our financial, regulatory or intellectual property position and our internal capabilities. Our discussions with potential collaborators may not lead to the establishment of new collaborations on favorable terms. We have limited control over the amount and timing of resources that our current collaborators or any future collaborators devote to our collaborations or potential products. These collaborators may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our collaborators may not develop or commercialize products that arise out of our collaborative arrangements or devote sufficient resources to the development, manufacture, marketing or sale of these products. By entering into a collaboration, we may preclude opportunities to collaborate with other third parties who do not wish to associate with our existing third party strategic partners. Moreover, in the event of termination of a collaboration agreement, termination negotiations may result in less favorable terms.
If we fail to comply with ongoing regulatory requirements, or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market.
     Regulatory approvals or clearances that we currently have and that we may receive in the future are subject to limitations on the indicated uses for which the products may be marketed, and any future approvals could contain requirements for potentially costly post-marketing follow-up studies. If the FDA determines that our promotional materials or activities constitute promotion of an unapproved use or we otherwise fail to comply with FDA regulations, we may be subject to regulatory enforcement actions, including a warning letter, injunction, seizure, civil fine or criminal penalties. In addition, the manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion, distribution and record-keeping for approved products are subject to extensive regulation. Our manufacturing facilities, processes and specifications are subject to periodic inspection by the FDA, European and other regulatory authorities and from time to time, we may receive notices of deficiencies from these agencies as a result of such inspections. Our failure to continue to meet regulatory standards or to remedy any deficiencies could result in restrictions being imposed on products or manufacturing processes, fines, suspension or loss of regulatory approvals or clearances, product recalls, termination of distribution or product seizures or the need to invest substantial resources to comply with various existing and new requirements. In the more egregious cases, criminal sanctions, civil penalties, disgorgement of profits or closure of our manufacturing facilities are possible. The subsequent discovery of previously unknown problems with Microcyn, including adverse events of unanticipated severity or frequency, may result in restrictions on the marketing of our products, and could include voluntary or mandatory recall or withdrawal of products from the market.
     New government regulations may be enacted and changes in FDA policies and regulations, their interpretation and enforcement, could prevent or delay regulatory approval of our products. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the United States or abroad. Therefore, we do not know whether we will be able to continue to comply with any regulations or that the costs of such compliance will not have a material adverse effect on our future business, financial condition, and results of operations. If we are not able to maintain regulatory compliance, we will not be permitted to market our products and our business would suffer.

We may experience difficulties in manufacturing Microcyn, which could prevent us from commercializing one or more of our products.
     The machines used to manufacture our Microcyn-based products are complex, use complicated software and must be monitored by highly trained engineers. Slight deviations anywhere in our manufacturing process, including quality control, labeling and packaging, could lead to a failure to meet the specifications required by the FDA, the EPA, European notified bodies, Mexican regulatory agencies and other foreign regulatory bodies, which may result in lot failures or product recalls. In August 2006, we received a “show cause” letter from the EPA, which stated that, in tests conducted by the EPA, Cidalcyn was found to be ineffective in killing specified pathogens when used according to label directions. We have begun gathering records for review to determine if there might have been any problems in production of the lot tested by the EPA. We have also quarantined all remaining quantities of the production lot in question. If we are unable to obtain quality internal and external components, mechanical and electrical parts, if our software contains defects or is corrupted, or if we are unable to attract and retain qualified technicians to manufacture our products, our manufacturing output of Microcyn, or any other product candidate based on our platform that we may develop, could fail to meet required standards, our regulatory approvals could be delayed, denied or revoked, and commercialization of one or more of our Microcyn-based products may be delayed or foregone. Manufacturing processes that are used to produce the smaller quantities of Microcyn needed for our clinical test and current commercial sales may not be successfully scaled up to allow production of significant commercial quantities. Any failure to manufacture our products to required standards on a commercial scale could result in reduced revenues, delays in generating revenue and increased costs.
Our competitive position depends on our ability to protect our intellectual property and our proprietary technologies.
     Our ability to compete and to achieve and maintain profitability depends on our ability to protect our intellectual property and proprietary technologies. We currently rely on a combination of patents, patent applications, trademarks, trade secret laws, confidentiality agreements, license agreements and invention assignment agreements to protect our intellectual property rights. We also rely upon unpatented know-how and continuing technological innovation to develop and maintain our competitive position. These measures may not be adequate to safeguard our Microcyn technology. In addition, we granted a security interest in our assets, including our intellectual property, under a loan and security agreement. If we do not protect our rights adequately, third parties could use our technology, and our ability to compete in the market would be reduced.
     Although we have filed U.S. and foreign patent applications related to our Microcyn based products, the manufacturing technology for making the products, and their uses, only one patent has been issued from these applications to date.
     Our pending patent applications and any patent applications we may file in the future may not result in issued patents, and we do not know whether any of our in-licensed patents or any additional patents that might ultimately be issued by the U.S. Patent and Trademark Office or foreign regulatory body will protect our Microcyn technology. Any claims that issue may not be sufficiently broad to prevent third parties from producing competing substitutes and may be infringed, designed around, or invalidated by third parties. Even issued patents may later be found to be invalid, or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts.
     The degree of future protection for our proprietary rights is more uncertain in part because legal means afford only limited protection and may not adequately protect our rights, and we will not be able to ensure that:
•	we were the first to invent the inventions described in patent applications;

•	we were the first to file patent applications for inventions;

•	others will not independently develop similar or alternative technologies or duplicate our products without infringing our intellectual property rights;

•	any patents licensed or issued to us will provide us with any competitive advantages;

•	we will develop proprietary technologies that are patentable; or

•	the patents of others will not have an adverse effect on our ability to do business.
     The policies we use to protect our trade secrets may not be effective in preventing misappropriation of our trade secrets by others. In addition, confidentiality and invention assignment agreements executed by our employees, consultants and advisors may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosures. We cannot be certain that the steps we have taken will prevent the misappropriation and use of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. For example, one of our former contract partners, Nofil Corporation, whom we relied upon to manufacture our proprietary machines had access to our proprietary information and we believe undertook the development and manufacture of the machines to be sold to third parties in violation of our agreement with such company. We have brought a claim against Nofil Corporation in the U.S. District Court for the Northern District of California. We believe that a former officer of our Mexico subsidiary collaborated in these acts, misappropriated our trade secrets, and is currently selling products in Mexico that are competitive with our products. In addition, we believe that, through the licensor of the patents that we in-license and who has also assigned patents to us, a company in Japan obtained one of our patent applications, translated it into Hangul and filed it under such company’s and the licensor’s name in South Korea. These and any other leak of confidential data into the public domain or to third parties could allow our competitors to learn our trade secrets.
We are in a dispute with the Japanese entity that licenses to us certain rights under Japanese patents, which could result in our losing such rights and may have a material adverse impact on our business opportunities in Japan.
     In March 2003, we obtained an exclusive license to six issued Japanese patents and five Japanese published pending patent applications owned by Coherent Technologies. The issued Japanese patents and pending Japanese patent applications relate to an earlier generation of super-oxidized water product with an acidic pH and not the current commercialized Microcyn. The patents that cover the method and apparatus for the production of the earlier generation of super-oxidized water will expire between 2011 and 2014. In June 2006, we received written notice from Coherent Technologies advising us that the patent license was terminated, citing various reasons with which we disagree. Since that time we have engaged Coherent Technologies in discussions concerning the license agreement and our continued business relationship. Although we do not believe Coherent Technologies has grounds to terminate the license, we may have to take legal action to preserve our rights under the license and to enjoin Coherent Technologies from breaching its terms. We do not know whether we would prevail in any such action, which would be costly and time consuming, and we could lose our rights under the license, which could have a material adverse impact on our business opportunities in Japan. In addition, we could have to defend ourselves against infringement claims from Coherent Technologies in Japan based on their position on termination of the license.
We may face intellectual property infringement claims that could be time-consuming, costly to defend and could result in our loss of significant rights and, in the case of patent infringement claims, the assessment of treble damages.
     On occasion, we may receive notices of claims of infringement, misappropriation or misuse of other parties’ proprietary rights. We may have disputes regarding intellectual property rights with the parties that have licensed those rights to us. Some claims received from third parties may lead to litigation. We cannot assure you that we will prevail in these actions, or that other actions alleging misappropriation or misuse by us of third-party trade secrets, infringement by us of third-party patents and trademarks or the validity of our patents, will not be asserted or prosecuted against us. We may also initiate claims to defend our intellectual property. For example, we brought a claim against Nofil Corporation for misappropriation of our trade secrets and Nofil Corporation filed a cross-complaint against us in February 2007 claiming ownership of our technology. Intellectual property litigation, regardless of outcome, is expensive and time-consuming, could divert management’s attention from our business and have a material negative effect on our business, operating results or financial condition. In addition, the outcome of such litigation may be unpredictable. If there is a successful claim of infringement against us, we may be required to pay substantial damages (including treble damages if we were to be found to have willfully infringed a third party’s patent) to the party claiming infringement, develop non-infringing technology, stop selling our products or using technology that contains the allegedly infringing intellectual property or enter into royalty or license agreements that may not be available on acceptable or commercially practical terms, if at all. Our failure to develop non-infringing technologies or license the proprietary rights on a timely basis could harm our business. In addition, modifying our products to include the non-infringing technologies could require us to seek re-approval or clearance from various regulatory bodies for our products, which would be costly and time consuming. Also, we may be unaware of pending patent applications that relate to our technology. Parties making infringement claims on future issued patents may be able to obtain an injunction that would prevent us from selling our products or using technology that contains the allegedly infringing intellectual property, which could harm our business.
     In September 2005, a complaint was filed against us in Mexico claiming trademark infringement with respect to our Microcyn60 mark. To settle this claim we have agreed to cease marketing our product in Mexico under the name Microcyn60 by September 2007. A second unrelated claim was filed against us in Mexico in May 2006, claiming trademark infringement with respect to our Microcyn60 mark in Mexico. We are in discussions with the claimant to settle the matter.
     In addition to the infringement claims in Mexico, we are currently involved in several pending trademark opposition proceedings in connection with our applications to register the marks Microcyn, Oculus Microcyn and Dermacyn in the European Union, Argentina, Guatemala, Honduras, Nicaragua and Paraguay. If we are unable to settle these disputes or prevail in these opposition proceedings, we will not be able to obtain registrations for the Microcyn, Oculus Microcyn and Dermacyn marks in those countries, and that may impair our ability to enforce our trademark rights against infringers in those countries. Although no such legal proceedings have been brought or threats of such legal proceedings have been made, we cannot rule out the possibility that any of these opposing parties will also file a trademark infringement lawsuit seeking to prevent our use and seek monetary damages based on our use of the Microcyn, Oculus Microcyn and Dermacyn marks in the European Union, Argentina, Guatemala, Honduras, Nicaragua and Paraguay.
     We have also entered into agreements with third parties to settle trademark opposition proceedings in which we have agreed to certain restrictions on our use and registration of certain marks. In March 2006, we entered into an agreement with an opposing party that places restrictions on the manner in which we can use and register our Microcyn and Microcyn60 marks in countries where the opposing party has superior rights, including in Europe and Singapore. These restrictions include always using Microcyn along with the word “technology” and another distinctive trademark such as Cidalcyn, Dermacyn and Vetericyn. In addition, we have entered into an agreement with an opposing party in which we agreed to limit our use and registration of the Microcyn mark in Uruguay to disinfectant, antiseptic and sterilizing agents. Moreover, we have entered into an agreement with an opposing party in Europe in which we agreed to specifically exclude ophthalmologic products for our Oculus Microcyn application in the European Union.
Our ability to generate revenue will be diminished if we are unable to obtain acceptable prices or an adequate level of reimbursement from third-party payors of healthcare costs.
     The continuing efforts of governmental and other third-party payors, including managed care organizations such as health maintenance organizations, or HMOs, to contain or reduce costs of health care may affect our future revenue and profitability, and the future revenue and profitability of our potential customers, suppliers and collaborative or license partners and the availability of capital. For example, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, governmental and private payors have limited the growth of health care costs through price regulation or controls, competitive pricing programs and drug rebate programs. Our ability to commercialize our products successfully will depend in part on the extent to which appropriate coverage and reimbursement levels for the cost of our Microcyn products and related treatment are obtained from governmental authorities, private health insurers and other organizations, such as HMOs.
     There is significant uncertainty concerning third-party coverage and reimbursement of newly approved medical products and drugs. Third-party payors are increasingly challenging the prices charged for medical products and services. Also, the trend toward managed healthcare in the United States and the concurrent growth of organizations such as HMOs, as well as legislative proposals to reform healthcare or reduce government insurance programs, may result in lower prices for or rejection of our products. The cost containment measures that health care payors and providers are instituting and the effect of any health care reform could materially and adversely affect our ability to generate revenues.

     In addition, given ongoing federal and state government initiatives directed at lowering the total cost of health care, the United States Congress and state legislatures will likely continue to focus on health care reform, the cost of prescription pharmaceuticals and the reform of the Medicare and Medicaid payment systems. While we cannot predict whether any proposed cost-containment measures will be adopted, the announcement or adoption of these proposals could reduce the price that we receive for our Microcyn products in the future.
We could be required to indemnify third parties for alleged infringement, which could cause us to incur significant costs.
     Some of our distribution agreements contain commitments to indemnify our distributors against liability arising from infringement of third party intellectual property such as patents. We may be required to indemnify our customers for claims made against them or license fees they are required to pay. If we are forced to indemnify for claims or to pay license fees, our business and financial condition could be substantially harmed.
A significant part of our business is conducted outside of the United States, exposing us to additional risks that may not exist in the United States, which in turn could cause our business and operating results to suffer.
     We have international operations in Mexico and Europe. For the fiscal years ended March 31, 2004, 2005 and 2006 and the nine months ended December 31, 2006, approximately 10%, 35%, 75% and 78%, respectively, of our total revenue was generated from sales outside of the United States. Our business is highly regulated for the use, marketing and manufacturing of our Microcyn products both domestically and internationally. Our international operations are subject to risks, including:
•	local political or economic instability;

•	changes in governmental regulation;

•	changes in import/export duties;

•	trade restrictions;

•	lack of experience in foreign markets;

•	difficulties and costs of staffing and managing operations in certain foreign countries;

•	work stoppages or other changes in labor conditions;

•	difficulties in collecting accounts receivables on a timely basis or at all; and

•	adverse tax consequences or overlapping tax structures.
     We plan to continue to market and sale our products internationally to respond to customer requirements and market opportunities. We currently have international manufacturing facilities in Mexico and The Netherlands. Establishing operations in any foreign country or region presents risks such as those described above as well as risks specific to the particular country or region. In addition, until a payment history is established over time with customers in a new geography or region, the likelihood of collecting receivables generated by such operations could be less than our expectations. As a result, there is a greater risk that reserves set with respect to the collection of such receivables may be inadequate. If our operations in any foreign country are unsuccessful, we could incur significant losses and we may not achieve profitability.
     In addition, changes in policies or laws of the United States or foreign governments resulting in, among other things, changes in regulations and the approval process, higher taxation, currency conversion limitations, restrictions on fund transfers or the expropriation of private enterprises, could reduce the anticipated benefits of our international expansion. If we fail to realize the anticipated revenue growth of our future international operations, our business and operating results could suffer.
Our sales in international markets subject us to foreign currency exchange and other risks and costs which could harm our business.
     A substantial portion of our revenues are derived from outside the United States, primarily from Mexico. We anticipate that revenues from international customers will continue to represent a substantial portion of our revenues for the foreseeable future. Because we generate revenues in foreign currencies, we are subject to the effects of exchange rate fluctuations. The functional currency of our Mexican subsidiary is the Mexican Peso, and the functional currency of our subsidiary in The Netherlands is the Euro. For the preparation of our consolidated financial statements, the financial results of our foreign subsidiaries are translated into U.S. dollars on average exchange rates during the applicable period. If the U.S. dollar appreciates against the Mexican Peso or the Euro, as applicable, the revenues we recognize from sales by our subsidiaries will be adversely impacted. Foreign exchange gains or losses as a result of exchange rate fluctuations in any given period could harm our operating results and negatively impact our revenues. Additionally, if the effective price of our products were to increase as a result of fluctuations in foreign currency exchange rates, demand for our products could decline and adversely affect our results of operations and financial condition.
The loss of key members of our senior management team, one of our directors or our inability to retain highly skilled scientists, technicians and salespeople could adversely affect our business.
     Our success depends largely on the skills, experience and performance of key members of our executive management team, including Hojabr Alimi, our Chief Executive Officer, and Akihisa Akao, a member of our Board of Directors and one of our consultants. The efforts of these people will be critical to us as we continue to develop our products and attempt to commercialize products in the chronic and acute wound care market. If we were to lose one or more of these individuals, we may experience difficulties in competing effectively, developing our technologies and implementing our business strategies.
     Our research and development programs depend on our ability to attract and retain highly skilled scientists and technicians. We may not be able to attract or retain qualified scientists and technicians in the future due to the intense competition for qualified personnel among medical technology businesses, particularly in the San Francisco Bay Area. We also face competition from universities and public and private research institutions in recruiting and retaining highly qualified personnel. In addition, our success depends on our ability to attract and retain salespeople with extensive experience in wound care and close relationships with the medical community, including physicians and other medical staff. We may have difficulties locating, recruiting or retaining qualified salespeople, which could cause a delay or decline in the rate of adoption of our products. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will adversely affect our ability to support our research, development and sales programs.
     We maintain key-person life insurance only on Mr. Alimi. We may discontinue this insurance in the future, it may not continue to be available on commercially reasonable terms or, if continued, it may prove inadequate to compensate us for the loss of Mr. Alimi’s services.
We may be unable to manage our future growth effectively, which would make it difficult to execute our business strategy.
     We may experience periods of rapid growth as we expand our business, which will likely place a significant strain on our limited personnel and other resources. Any failure by us to manage our growth effectively could have an adverse effect on our ability to achieve our commercialization goals.
     Furthermore, we conduct business in a number of geographic regions and are seeking to expand to other regions. We have not established a physical presence in many of the international regions in which we conduct or plan to conduct business, but rather we manage our business from our headquarters in Northern California. As a result, we conduct business at all times of the day and night with limited personnel. If we fail to appropriately target and increase our presence in these geographic regions, we may not be able to effectively market and sell our Microcyn products in these locations or we may not meet our customers’ needs in a timely manner, which could negatively affect our operating results.
     Future growth will also impose significant added responsibilities on management, including the need to identify, recruit, train and integrate additional employees. In addition, rapid and significant growth will place strain on our administrative and operational infrastructure, including sales and marketing and clinical and regulatory personnel. Our ability to manage our operations and growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy.

The wound care industry is highly competitive and subject to rapid technological change. If our competitors are better able to develop and market products that are less expensive or more effective than any products that we may develop, our commercial opportunity will be reduced or eliminated.
     The wound care industry is highly competitive and subject to rapid technological change. Our success depends, in part, upon our ability to stay at the forefront of technological change and maintain a competitive position.
     We compete with large healthcare, pharmaceutical and biotechnology companies, along with smaller or early-stage companies that have collaborative arrangements with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, pre-clinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Our competitors may:
•	develop and patent processes or products earlier than we will;

•	develop and commercialize products that are less expensive or more efficient than any products that we may develop;

•	obtain regulatory approvals for competing products more rapidly than we will; and

•	improve upon existing technological approaches or develop new or different approaches that render our technology or products obsolete or non-competitive.

As a result, we may not be able to successfully commercialize any future products.
The success of our research and development efforts may depend on our ability to find suitable collaborators to fully exploit our capabilities. If we are unable to establish collaborations or if these future collaborations are unsuccessful, our research and development efforts may be unsuccessful, which could adversely affect our results of operations and financial condition.
     An important element of our business strategy will be to enter into collaborative or license arrangements under which we license our Microcyn technology to other parties for development and commercialization. We expect that while we may initially seek to conduct initial clinical trials on our drug candidates, we may need to seek collaborators for a number of our potential products because of the expense, effort and expertise required to continue additional clinical trials and further develop those potential products candidates. Because collaboration arrangements are complex to negotiate, we may not be successful in our attempts to establish these arrangements. Also, we may not have products that are desirable to other parties, or we may be unwilling to license a potential product because the party interested in it is a competitor. The terms of any arrangements that we establish may not be favorable to us. Alternatively, potential collaborators may decide against entering into an agreement with us because of our financial, regulatory or intellectual property position or for scientific, commercial or other reasons. If we are not able to establish collaborative agreements, we may not be able to develop and commercialize new products, which would adversely affect our business and our revenues.
     In order for any of these collaboration or license arrangements to be successful, we must first identify potential collaborators or licensees whose capabilities complement and integrate well with ours. We may rely on these arrangements for, not only financial resources, but also for expertise or economies of scale that we expect to need in the future relating to clinical trials, manufacturing, sales and marketing, and for licenses to technology rights. However, it is likely that we will not be able to control the amount and timing of resources that our collaborators or licensees devote to our programs or potential products. If our collaborators or licensees prove difficult to work with, are less skilled than we originally expected, or do not devote adequate resources to the program, the relationship will not be successful. If a business combination, involving a collaborator or licensee and a third party were to occur, the effect could be to diminish, terminate or cause delays in development of a potential product.
We may acquire other businesses or form joint ventures that could harm our operating results, dilute your ownership of us, increase our debt or cause us to incur significant expense.
     As part of our business strategy, we may pursue acquisitions of complementary businesses and assets, as well as technology licensing arrangements. We also intend to pursue strategic alliances that leverage our core technology and industry experience to expand our product offerings or distribution. We have no experience with respect to acquiring other companies and limited experience with respect to the formation of collaborations, strategic alliances and joint ventures. If we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business, and we could assume unknown or contingent liabilities. Any future acquisitions by us also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results. Integration of an acquired company also may require management resources that otherwise would be available for ongoing development of our existing business. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any acquisition, technology license, strategic alliance or joint venture.
     To finance any acquisitions, we may choose to issue shares of our common stock as consideration, which would dilute your ownership interest in us. If the price of our common stock is low or volatile, we may not be able to acquire other companies for stock. Alternatively, it may be necessary for us to raise additional funds for acquisitions through public or private financings. Additional funds may not be available on terms that are favorable to us, or at all.
If we are unable to comply with broad and complex federal and state fraud and abuse laws, including state and federal anti-kickback laws, we could face substantial penalties and our products could be excluded from government healthcare programs.
     We are subject to various federal and state laws pertaining to healthcare fraud and abuse, which include, among other things, “anti-kickback” laws that prohibit payments to induce the referral of products and services, and “false claims” statutes that prohibit the fraudulent billing of federal healthcare programs. Our operations are subject to the federal anti-kickback statute, a criminal statute that, subject to certain statutory exceptions, prohibits any person from knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, to induce or reward a person either (i) for referring an individual for the furnishing of items or services for which payment may be made in whole or in part by a government healthcare program such as Medicare or Medicaid, or (ii) for purchasing, leasing, or ordering or arranging for or recommending the purchasing, leasing or ordering of an item or service for which payment may be made under a government healthcare program. Because of the breadth of the federal anti-kickback statute, the Office of Inspector General of the U.S. Department of Health and Human Services, or the OIG, was authorized to adopt regulations setting forth additional exceptions to the prohibitions of the statute commonly known as “safe harbors.” If all of the elements of an applicable safe harbor are fully satisfied, an arrangement will not be subject to prosecution under the federal anti-kickback statute.
     We have agreements to pay compensation to our advisory board members and physicians who conduct clinical trials or provide other services for us. The agreements may be subject to challenge to the extent they do not fall within relevant safe harbors under federal and similar state anti-kickback laws. If our past or present operations, including, but not limited to, our consulting arrangements with our advisory board members or physicians conducting clinical trials on our behalf, or our promotional or discount programs, are found to be in violation of these laws, we or our officers may be subject to civil or criminal penalties, including large monetary penalties, damages, fines, imprisonment and exclusion from government healthcare program participation, including Medicare and Medicaid.
     In addition, if there is a change in law, regulation or administrative or judicial interpretations of these laws, we may have to change our business practices or our existing business practices could be challenged as unlawful, which could have a negative effect on our business, financial condition and results of operations.
     Healthcare fraud and abuse laws are complex and even minor, inadvertent irregularities can potentially give rise to claims that a statute or regulation has been violated.
     The frequency of suits to enforce these laws have increased significantly in recent years and have increased the risk that a healthcare company will have to defend a false claim action, pay fines or be excluded from the Medicare, Medicaid or other federal and state healthcare programs as a result of an investigation arising out of such action. We cannot assure you that we will not become subject to such litigation. Any violations of these laws, or any action against us for violation of these laws, even if we successfully defend against it, could harm our reputation, be costly to defend and divert management’s attention from other aspects of our business. Similarly, if the physicians or other providers or entities with whom we do business are found to have violated abuse laws, they may be subject to sanctions, which could also have a negative impact on us.

Our efforts to discover and develop potential products may not lead to the discovery, development, commercialization or marketing of actual drug products.
     We are currently engaged in a number of different approaches to discover and develop new product applications and product candidates. At the present time, we have one Microcyn-based drug candidate in clinical trials. We also have a non-Microcyn-based compound in the research and development phase. We believe this compound has potential applications in oncology. Discovery and development of potential drug candidates are expensive and time-consuming, and we do not know if our efforts will lead to discovery of any drug candidates that can be successfully developed and marketed. If our efforts do not lead to the discovery of a suitable drug candidate, we may be unable to grow our clinical pipeline or we may be unable to enter into agreements with collaborators who are willing to develop our drug candidates.
We must implement additional and expensive finance and accounting systems, procedures and controls as we grow our business and organization and to satisfy new reporting requirements, which will increase our costs and require additional management resources.
     As a public reporting company, we will be required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the Securities and Exchange Commission, or the Commission, including expanded disclosures and accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and other requirements will increase our costs and require additional management resources. In a letter following their dismissal, our prior independent auditors informed us that we did not have the appropriate financial management and reporting structure in place to meet the demands of a public company and that our accounting and financial personnel lacked the appropriate level of accounting knowledge, experience and training. We recently have been upgrading our finance and accounting systems, procedures and controls and will need to continue to implement additional finance and accounting systems, procedures and controls as we grow our business and organization, enter into complex business transactions and take actions designed to satisfy new reporting requirements. Specifically, our experience with QP indicated that we need to better plan for complex transactions and the application of complex accounting principles relating to those transactions. If we are unable to complete the required Section 404 assessment as to the adequacy of our internal control over financial reporting, if we fail to maintain or implement adequate controls, or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting as of the date of our second Annual Report on Form 10-K for which compliance is required and thereafter, our ability to obtain additional financing could be impaired. In addition, investors could lose confidence in the reliability of our internal control over financial reporting and in the accuracy of our periodic reports filed under the Securities Exchange Act of 1934. A lack of investor confidence in the reliability and accuracy of our public reporting could cause our stock price to decline.
We may not be able to maintain sufficient product liability insurance to cover claims against us.
     Product liability insurance for the healthcare industry is generally expensive to the extent it is available at all. We may not be able to maintain such insurance on acceptable terms or be able to secure increased coverage if the commercialization of our products progresses, nor can we be sure that existing or future claims against us will be covered by our product liability insurance. Moreover, the existing coverage of our insurance policy or any rights of indemnification and contribution that we may have may not be sufficient to offset existing or future claims. A successful claim against us with respect to uninsured liabilities or in excess of insurance coverage and not subject to any indemnification or contribution could have a material adverse effect on our future business, financial condition, and results of operations.
Risks Related to Our Common Stock
Our operating results may fluctuate, which could cause our stock price to decrease.
     Fluctuations in our operating results may lead to fluctuations, including declines, in our share price. Our operating results and our share price may fluctuate from period to period due to a variety of factors, including:
•	demand by physicians, other medical staff and patients for our Microcyn products;

•	reimbursement decisions by third-party payors and announcements of those decisions;

•	clinical trial results and publication of results in peer-reviewed journals or the presentation at medical conferences;

•	the inclusion or exclusion of our Microcyn products in large clinical trials conducted by others;

•	actual and anticipated fluctuations in our quarterly financial and operating results;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	issues in manufacturing our product candidates or products;

•	new or less expensive products and services or new technology introduced or offered by our competitors or us;

•	the development and commercialization of product enhancements;

•	changes in the regulatory environment;

•	delays in establishing new strategic relationships;

•	introduction of technological innovations or new commercial products by us or our competitors;

•	litigation or public concern about the safety of our product candidates or products;

•	changes in recommendations of securities analysts or lack of analyst coverage;

•	failure to meet analyst expectations regarding our operating results;

•	additions or departures of key personnel; and

•	general market conditions.
     Variations in the timing of our future revenues and expenses could also cause significant fluctuations in our operating results from period to period and may result in unanticipated earning shortfalls or losses. In addition, the Nasdaq Global Market, in general, and the market for life sciences companies, in particular, have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies.
If an active, liquid trading market for our common stock does not develop, you may not be able to sell your shares quickly or at or above the initial offering price.
     Prior to our initial public offering, there has not been a public market for our common stock. Although we have applied to have our common stock listed on the Nasdaq Global Market, an active and liquid trading market for our common stock may not develop or be sustained following our initial public offering. You may not be able to sell your shares quickly or at or above the initial offering price if trading in our stock is not active. The initial public offering price may not be indicative of prices that will prevail in the trading market.

Future sales of shares by our stockholders could cause the market price of our common stock to drop significantly, even if our business is doing well.
     We currently have 11,753,334 outstanding shares of common stock-based on the number of shares outstanding at December 31, 2006 on a pro-forma basis. This includes the 3,025,000 shares that we sold in our initial public offering, and 328,550 shares we sold in connection with the underwriters partial exercise of their over-allotment option, which (other than shares purchased by our affiliates) may be resold in the public market immediately. The remaining shares will become available for resale in the public market as shown in the chart below.

Number of Restricted Shares and % of
Total Outstanding Following Offering	Date Available for Sale Into Public Market
229,025 shares, or 2%	Immediately
7,976,604 shares, or 68%	Immediately upon expiration of the 180-day lock up period
193,580 shares, or 2%	At some point after expiration of the 180-day lock up period
We do not expect to pay dividends in the foreseeable future. As a result, you must rely on stock appreciation, if any, for a return on your investment.
     We do not anticipate paying cash dividends on our common stock in the foreseeable future. Any payment of cash dividends will also depend on our financial condition, results of operations, capital requirements and other factors and will be at the discretion of our Board of Directors. Accordingly, you will have to rely on appreciation in the price of our common stock, if any, to earn a return on your investment in our common stock. Furthermore, we may in the future become subject to contractual restrictions on, or prohibitions against, the payment of dividends.
We may allocate net proceeds from our initial public offering in ways with which you may not agree.
     Our management will have broad discretion in using the proceeds from our initial public offering and may use the proceeds in ways with which you may disagree. Because we are not required to allocate the net proceeds from the offering to any specific investment or transaction, you cannot determine at this time the value or propriety of our application of the proceeds. Moreover, you will not have the opportunity to evaluate the economic, financial or other information on which we base our decisions on how to use our proceeds. We may use the proceeds for corporate purposes that do not immediately enhance our prospects for the future or increase the value of your investment. As a result, you and other stockholders may not agree with our decisions.
Anti-takeover provisions in our charter, by-laws and Delaware law may make it more difficult for you to change our management and may also make a takeover difficult.
     Our corporate documents and Delaware law contain provisions that limit the ability of stockholders to change our management and may also enable our management to resist a takeover. These provisions include:
•	the ability of our Board of Directors to issue and designate the rights of, without stockholder approval, up to 5,000,000 shares of preferred stock, which rights could be senior to those of common stock;

•	limitations on persons authorized to call a special meeting of stockholders; and

•	advance notice procedures required for stockholders to make nominations of candidates for election as directors or to bring matters before an annual meeting of stockholders.
     These provisions might discourage, delay or prevent a change of control in our management. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors and cause us to take other corporate actions. In addition, the existence of these provisions, together with Delaware law, might hinder or delay an attempted takeover other than through negotiations with our Board of Directors.

Our stockholders may experience substantial dilution in the value of their investment if we issue additional shares of our capital stock.
Our charter documents allow us to issue up to 100,000,000 shares of our common stock and to issue and designate the rights of, without stockholder approval, up to 5,000,000 shares of preferred stock. In the event we issue additional shares of our capital stock, dilution to our stockholders could result. In addition, if we issue and designate a class of preferred stock, these securities may provide for rights, preferences or privileges senior to those of holders of our common stock.
Item 2. Unregistered Sales of Securities and Use of Proceeds
The following information gives effect to our one-for-four reverse stock split effected on December 15, 2006.
Exercises of Stock Options
     On various dates between January 14, 2002 and December 31, 2006, we sold 333,729 shares of our common stock to employees and directors pursuant to the exercise of options granted under our 1999, 2000, 2003 and 2004 stock plans. The exercise prices per share ranged from $0.12 to $3.00, for an aggregate consideration of $297,585.
     The sales of the above securities were considered to be exempt from registration under the Securities Act in reliance on Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions under compensatory benefit plans and contracts relating to compensation as provided under Rule 701. The sale of the above securities in a 12 months period did not exceed the greater of (a) $1,000,000, (b) 15% of total assets as of our most recent balance sheet or (c) 15% of the number of outstanding shares of our common stock sold in reliance on this Rule.
Issuances of Capital Stock in Financing Rounds
     In September and October 2006, we sold 193,045 units, consisting of 193,045 shares of Series C convertible preferred stock at a per unit price of $18.00, and warrants to purchase 38,604 shares of common stock at $18.00 per share, for aggregate gross proceeds of $3,474,000 to one qualified institutional buyer and one institutional accredited investor. In connection with this sale, we paid to Brookstreet, as placement agent, an aggregate of $347,000 in commissions and issued to Brookstreet Securities Corporation fully vested warrants to purchase an aggregate of 24,128 shares of our common stock.
     The sales of the above securities were considered to be exempt from registration under the Securities Act in reliance on Rule 506 of Regulation D promulgated under the Securities Act, as transactions by an issuer not involving a public offering. The purchasers of these securities were qualified institutional buyers or institutional accredited investors, represented their intention to acquire the securities for investment only and not with a view to or for sale with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in the transaction. All purchasers had adequate access, through their relationship with us, to information about the Company.
Issuance of Securities to Consultant
     In November 2006, we issued a warrant to purchase an aggregate of 75,000 shares of our common stock at an exercise price equal to the price per share of our common stock in our initial public offering, which, for purposes of this disclosure, we assumed to be the midpoint of $9.00 per share, to a consultant providing consulting services for us. The warrant was cancelled in January 2007 and a new warrant, having an exercise price of $8.00 per share but otherwise having terms identical to the original warrant, was issued to the consultant. The sale of these securities was considered to be exempt from registration under the Securities Act in reliance on Rule 506 of Regulation D promulgated under the Securities Act, as a transaction by an issuer not involving a public offering. The purchaser is an accredited investor, who represented his intention to acquire the securities for investment only and not with a view to sell with any distribution thereof, and appropriate legends were affixed to the instruments issued in the transaction. The purchaser had access, through its relationship with us, to information about the Company.

Issuance of Securities for Finder’s Fee
     In November 2006, we signed a loan agreement with Robert Burlingame, one of our directors, under which Mr. Burlingame advanced to us $4.0 million, which accrues interest at an annual rate of 7% (the “Bridge Loan”). The principal and all accrued interest under the loan agreement, which is available to us as working capital, will become due and payable in full on November 10, 2007. The loan is secured by all of our assets, other than our intellectual property, but is subordinate to the security interest in all of our assets, including our intellectual property, held by our secured lender. In connection with this Bridge Loan, we paid to Brookstreet, as finder, a fee in the amount of $50,000 and granted Brookstreet a warrant to purchase 25,000 shares of the our common stock at an exercise price of $18.00 per share. The sale of the above securities was considered to be exempt from registration under the Securities Act in reliance on Rule 506 of Regulation D promulgated under the Securities Act, as transactions by an issuer not involving a public offering. The purchaser of the securities was an accredited investor, represented its intention to acquire the securities for investment only and not with a view to or for sale with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in the transaction. The purchaser had adequate access, through its relationship with the us, to information about the Company.
Initial Public Offering
     The Company’s Registration Statement on Form S-1, Amendment No. 7, (File No. 333-135584) related to our initial public offering was declared effective by the SEC on January 24, 2007. A total of 3,025,000 shares of the Company’s Common Stock were registered with the SEC. All of these shares were registered on the Company’s behalf. The offering commenced on January 25, 2007 and 3,025,000 shares of common stock offered were sold on January 30, 2007 for an aggregate offering price of $22.3 million through the managing underwriters: Roth Capital Partners, Maxim LLC and Brookstreet Securities Corporation.
     The Company paid to the underwriters underwriting discounts, commissions and non-accountable expenses totaling $1.9 million in connection with the initial public offering. In addition, the Company incurred or may incur additional expenses of approximately $2.8 million in connection with the initial public offering, which when added to the underwriting discounts, commissions and non-accountable expenses paid by the Company amounts to total expenses of $4.7 million. Thus the net offering proceeds to the Company (after deducting underwriting discounts, commissions non-accountable expenses and estimated offering expenses to be paid by the us) were approximately $19.5 million. No offering expenses were paid directly or indirectly to any of the Company’s directors or officers (or their associates), persons owning ten percent (10%) or more of any class of the Company’s equity securities or to any other affiliates.
     All of the net proceeds from the initial public offering were received on January 30, 2007, after the close of the quarter. All net proceeds have been invested in interest bearing, investment-grade securities. We have used the net proceeds of the public offering primarily for general corporate purposes. We intend to use the net proceeds from the initial public offering to finance our sales and marketing capabilities, our clinical trials and related research, and for general corporate purposes. The amounts and timing of our actual expenditures will depend upon numerous factors, including our sales and marketing activities, status of our clinical trials and related research and the amount of cash generated by our operations, if any.
     On February 16, 2007 the underwriters of the Company’s initial public offering exercised their option to purchase 328,550 shares of the over-allotment of the Company’s common stock per the terms of our underwriting agreement. This purchase of common stock raised net proceeds of $2.4 million after deducting underwriting discounts, commissions, and non-accountable expenses.

Item 4. Submission of Matters to a Vote of the Security Holders
     On December 14, 2006, the shareholders of Oculus Innovative Sciences, Inc., a California corporation (the “California Corporation”), acted by written consent.

Vote Solicited	For	Against	Abstain
Approve Reincorporation from California to Delaware	5,720,139	54,278	114,912

Approve a 1-for-4 reverse stock split	5,718,056	54,278	116,995

Approve form of Restated Certificate of Incorporation to be filed with the Secretary of State for the State of Delaware contemporaneously with the closing of the Company’s initial public offering	5,716,417	45,500	127,412

Authorize OIS Reincorporation Sub, Inc., the Delaware company into which the California Corporation was merged, to enter into indemnification agreements with its directors and certain of its officers	5,626,903	66,528	195,898

Approve the adoption of our 2006 Stock Incentive Plan	5,710,111	59,140	129,079

Elect and ratify the appointment of Robert Burlingame as the Series A Convertible preferred stock director (Series A class vote)	703,968	9,167	22,917

Vote Solicited	Waive	Do Not Waive
Waive any anti-dilution rights and rights of first refusal that could be applicable to the issuance of a warrant to purchase shares of the Company’s common stock as a part of a settlement of litigation filed against the Company	5,702,823	186,506

	Acknowledge
Vote Solicited	and Agree	Do Not Agree
Acknowledge and agree to the lock-up provisions requested by the underwriter in the Company’s initial public offering and the substitution of Roth Capital Partners as the representative of the underwriters	5,634,107	255,233
There were no broker non-votes.
The terms in office as directors of Hojabr Alimi, Akihisa Akao, Richard Conley, Greg French, Edward Brown and James Schutz continued after the meeting.

Item 6. Exhibits

Exhibit
Number	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1#	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350)

32.2#	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350)

#	In accordance with Item 601(b)(32)(ii) of Regulation SK and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oculus Innovative Sciences, Inc.
	By:	/s/ Hojabr Alimi
Date: February 21, 2007		Hojabr Alimi
	Its:	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Robert Miller
Date: February 21, 2007		Robert Miller
	Its:	Chief Financial Officer (Principal Financial Officer and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1#	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350)

32.2#	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350)

#	In accordance with Item 601(b)(32)(ii) of Regulation SK and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act.