Form 10-K
period 2007-03-31
Oculus Innovative Sciences, Inc.
filed 2007-06-20
CIK 1367083

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: March 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number: 001-33216

OCULUS INNOVATIVE SCIENCES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	68-0423298
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1129 N. McDowell Blvd. Petaluma, California (address of principal executive offices)	94954 (zip code)

(707) 782-0792
(Registrant’s telephone number, including area code)
None
(Securities registered pursuant to Section 12(b) of the Act)
Common Stock
(Securities registered pursuant to Section 12(g) of the Act and Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 15(d) of the Act. Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The registrant’s common stock first traded on the Nasdaq Global Market on January 25, 2007. Accordingly, the registrant’s common stock was not trading publicly on September 30, 2006. As of May 31, 2007, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was approximately $74.2 million, based on the closing price of the common stock as reported on the Nasdaq Global Market for that date.

There were 11,844,411 shares of the registrant’s Common Stock issued and outstanding on May 31, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2007 Annual Meeting of Stockholders to be held on September 30, 2007.

i

PART I

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, the words “expects,” “anticipates,” “intends,” “estimates,” “plans,” “projects,” “continue,” “ongoing,” “potential,” “expect,” “predict,” “believe,” “intend,” “may,” “will,” “should,” “could,” “would” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about, but not limited to: the progress and timing of our development programs and regulatory approvals for our products; the benefits and effectiveness of our products; the development of protocols for clinical studies; enrollment in clinical studies; the progress and timing of clinical trials and physician studies; our expectations related to the use of our cash reserves; our ability to manufacture sufficient amounts of our product candidates for clinical trials and products for commercialization activities; the outcome of discussions with the FDA and other regulatory agencies; the content and timing of submissions to, and decisions made by, the FDA and other regulatory agencies, including demonstrating to the satisfaction of the FDA the safety and efficacy of our products; the ability of our products to meet existing or future regulatory standards; the rate and causes of infection; the accuracy of our estimates of the size and characteristics of the markets which may be addressed by our products; our expectations and capabilities relating to the sales and marketing of our current products and our product candidates; our ability to penetrate markets through our sales force, distribution network, and strategic business partners and generate attractive margins; the expansion of our sales force and distribution network; the establishment of strategic partnerships for the development or sale of products; the ability to attain specified revenue goals within a specified time frame, if at all, or to reduce costs; the timing of commercializing our products; our ability to protect our intellectual property and operate our business without infringing on the intellectual property of others; our ability to continue to expand our intellectual property portfolio; our expectations about the outcome of litigation and controversies with third parties; our ability to attract and retain qualified directors, officers and employees; our relationship with Quimica Pasteur; our ability to compete with other companies that are developing or selling products that are competitive with our products; the ability of our products to become the standard of care for controlling infection in chronic and acute wounds; our ability to expand to and commercialize products in markets outside the wound care market; our estimates regarding future operating performance, earnings and capital requirements; our expectations with respect to our microbiology contract testing laboratory; our expectations relating to the concentration of our revenue from international sales; and the impact of the Sarbanes-Oxley Act of 2002 and any future changes in accounting regulations or practices in general with respect to public companies.

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as our ability to develop and commercialize new products; the risk of unanticipated delays in research and development efforts; the risk that we may not obtain reimbursement for our existing test and any future products we may develop; the risks and uncertainties associated with the regulation of our products by the U.S. Food and Drug Administration; the ability to compete against third parties; our ability to obtain capital when needed; our history of operating losses and the risks set forth under “Risks Related to our Business.” These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 1.	Business

Corporate Information

We were incorporated in California in 1999 as Micromed Laboratories, Inc. In August 2001, we changed our name to Oculus Innovative Sciences, Inc. In December 2006, we reincorporated in Delaware. Our principal executive offices are located at 1129 N. McDowell Blvd., Petaluma, California, 94954, and our telephone number is (707) 782-0792. We have two principal subsidiaries: Oculus Technologies of Mexico, S.A. de C.V., organized in Mexico, and Oculus Innovative Sciences Netherlands, B.V., organized in The Netherlands. We also have a subsidiary, Oculus Innovative Sciences Japan, KK., organized under Japanese law. Our website is www.oculusis.com.

Overview

We have developed, and we manufacture and market, a family of products intended to prevent and treat infections in chronic and acute wounds. Infection is a serious potential complication in both chronic and acute wounds, and controlling infection is a critical step in wound healing. Our platform technology, called Microcyn, is a proprietary oxychlorine small molecule formulation that is designed to treat a wide range of organisms that cause disease, or pathogens, including viruses, fungi, spores and antibiotic resistant strains of bacteria, such as Methicillin-resistant Staphylococcus aureus, or MRSA, and Vancomycin-resistant Enterococcus, or VRE, in wounds. We do not have the necessary regulatory approvals to market Microcyn in the United States as a drug, nor do we have the necessary regulatory clearance or approval to market Microcyn in the U.S. as a medical device for an antimicrobial or wound healing indication. However, our device product is cleared for sale in the United States as a medical device for wound cleaning, or debridement, lubricating, moistening and dressing; is a device under CE Mark in Europe; and is approved as a drug in India and Mexico.

Clinical testing we conducted in connection with our submissions to the FDA, as well as physician clinical studies, suggest that our Microcyn-based product may help reduce a wide range of pathogens from acute and chronic wounds. These physician clinical studies suggest that our Microcyn-based product is easy to use and complementary to most existing treatment methods in wound care. Physician clinical studies in the United States suggest that our 510(k) product may shorten hospital stays, lower aggregate patient care costs and, in certain cases, reduce the need for system-wide, or systemic, antibiotics.

In 2005, chronic and acute wound care represented an aggregate of $9.6 billion in global product sales, of which $3.3 billion was spent for the treatment of skin ulcers, $1.6 billion to treat burns and $4.7 billion for the treatment of surgical and trauma wounds, according to Kalorama Information, a life sciences market research firm. We believe our addressable market for the treatment of skin ulcers is approximately $1.3 billion, $300 million for the treatment of burns and $700 million for the treatment of surgical and trauma wounds. Common methods of controlling infection, including topical antiseptics and antibiotics, have proven to be only moderately effective in combating infection in the wound bed. However, topical antiseptics tend to inhibit the healing process due to their toxicity and may require specialized preparation or handling. Antibiotics can lead to the emergence of resistant bacteria, such as MRSA and VRE. Systemic antibiotics may not be effective in controlling infection in patients with disorders affecting circulation, such as diabetes, which are commonly associated with chronic wounds. As a result, no single treatment is used across all types of wounds and stages of healing.

We believe Microcyn provides significant advantages over current methods of care in the treatment of a wide range of chronic and acute wounds throughout all stages of treatment. These stages include cleaning, or debridement, prevention and treatment of infections and wound healing. We believe that Microcyn may be the first topical product that is effective against a broad range of bacteria and other infectious microbes including antibiotic resistant strains such as MRSA and VRE, without causing irritation of or damage to healthy tissue. Unlike most antibiotics, we believe Microcyn does not target specific strains of bacteria, a practice which has been shown to promote the development of resistant bacteria. In addition, our products are shelf stable, require no special preparation, and are easy to use.

Our goal is to become a worldwide leader in anti-infectives in treating wounds. We currently have, and intend to seek additional regulatory clearances and approvals to market our Microcyn-based products worldwide. In July 2004, we began selling Microcyn in Mexico after receiving approval from the Mexican Ministry of Health, or MOH, for the use of Microcyn as an antiseptic, disinfectant and sterilant. Since then, physicians in the United States, Europe, India and Mexico have conducted 21 physician clinical studies assessing Microcyn’s use in the treatment of infections in a variety of wound types, including hard-to-treat wounds such as diabetic ulcers and burns. These studies were not intended to be rigorously designed or controlled clinical trials and, as such, did not have all of the controls required for clinical trials used to support an NDA submission to the FDA in that they did not include blinding, randomization, predefined clinical end points, use of placebo and active control groups or U.S. good clinical practices requirements. We used the data generated from some of these studies to support our application for the CE Mark, or European Union certification, for wound cleaning and reduction of infection. We received the CE Mark in November 2004 and additional international approvals in Canada, Mexico and India. Microcyn has also received three FDA 510(k)

clearances for use as a medical device in wound cleaning, or debridement, lubricating, moistening and dressing, including traumatic wounds and acute and chronic dermal lesions.

In the second quarter of 2007, we initiated a Phase II randomized clinical trial, which is designed to evaluate the effectiveness of Microcyn in mildly infected diabetic foot ulcers with endpoints of resolution of all symptoms of inflammation, or clinical cure, and improvement in signs and symptoms of infection supported by microbiological response as described in FDA guidelines. We are using more than 10 clinical sites with a target of enrolling 60 patients in three arms using Microcyn alone, Microcyn plus an oral antibiotic and saline plus an oral antibiotic. We expect to announce the results of our Phase II trial in autumn of 2007. A well known contract research organization is coordinating, monitoring and documenting results of this trial. Following the completion of this trial, and a review meeting with the FDA, we intend to initiate two Phase III trials. We anticipate that patient enrollment for Phase III trials will start in early 2008, and the trials will last about 12 to 18 months. These Phase II and Phase III clinical trials are intended to provide the clinical basis for submission to the FDA of a new drug application, or NDA, for the treatment of infected diabetic foot ulcers. In the event that we obtain drug approval from the FDA, we may seek clearance for treatment of other types of wounds. We are currently pursuing strategic partnerships to assess potential applications for Microcyn in several other markets, including respiratory, ophthalmology, dermatology, dental and veterinary markets, and FDA or other governmental approvals may be required for any potential new products or new indications. We have reduced expenses in our international operations in order to focus our resources on our U.S. clinical trials.

We currently make Microcyn available under our 510(k) clearances in the United States primarily through our website, one national distributor and several regional distributors. We plan for a more aggressive commercialization and product launch in the event we obtain drug approval from the FDA. Most of our current marketing efforts in the United States are designed to build brand awareness. In Europe, we sell Microcyn through exclusive distribution agreements with distributors, all of which, we believe, are experienced suppliers to hospitals, supported by a distributor coordinator. We are seeking a significant distribution partner to sell the product in Europe into the wound care market. Also, we have a distribution agreement with a private company in Europe, that distributes Microcyn in Europe to salons for cleaning hands and feet during treatment. In Mexico, we sell Microcyn through a network of distributors and through a contract sales force, including salespeople, nurses and clinical support staff. In India we sell through Alkem, the 6th largest pharmaceutical company in India. This year is the first full year of the product launch of Microcyn in India. In China, we recently signed a distribution agreement with China Bao Tai, which intends to distribute Microcyn to hospitals, doctors and clinics through Sinopharm, the largest pharmaceutical company in China, and to retail pharmacies through Lianhua Supermarkets after required regulatory approval in China is obtained.

Our goal is to achieve the following milestones through calendar 2009:

2007

•	Initiate and complete Phase II trial for use of Microcyn in the treatment of infections in mildly infected diabetic foot ulcers

•	Complete a meeting with FDA regarding our Phase II results and Phase III protocols

•	Initiate site selection and investigation review board, or IRB, approvals for Phase III clinical trial for Microcyn in the treatment of infections in mildly infected diabetic foot ulcers

•	Execute distribution/partnership agreements for Microcyn outside of the United States

•	Initiate partner discussions on Microcyn involving non-wound care applications

•	File additional patents on new formulations and drug delivery systems

2008

•	Initiate Phase III trials for evaluating Dermacyn’s effectiveness for treatment of infection in infected diabetic foot ulcers

•	Execute additional partnerships for commercialization of Microcyn in non-wound care applications

•	File and obtain additional patents on new formulations and drug delivery systems

2009

•	Data expected from Phase III clinical trials for Microcyn in the treatment of infections in foot ulcers

•	File an NDA with the FDA for treatment of infected foot ulcers

We cannot guarantee that we will obtain on a timely basis, if at all, the necessary FDA approval to market Microcyn in the United States for the treatment of infection in diabetic foot ulcers. A number of factors can delay or prevent completion of human clinical trials, particularly patient recruitment. Moreover, many drug candidates fail to successfully complete clinical trials. After an NDA is filed with the FDA, the FDA commences an in-depth review of the NDA that takes ten months to a year to complete but may take longer. In addition, we cannot guarantee that we will obtain on a timely basis, or at all, the necessary 510(k) clearances for the next generation Microcyn product formulation. The milestones described above assume that we have sufficient funds to complete, and that we do complete, our clinical trials for the treatment of infection in mildly infected diabetic foot ulcers, that we have sufficient funds to conduct Phase III trials, that the results from these clinical trials support an NDA filing and that our products will be commercially viable. We cannot guarantee that we will find appropriate distribution or strategic partners, generate revenue sufficient to fund our cash flow needs or that we will meet any of the milestones described above in a timely manner or at all.

We also operate a microbiology contract testing laboratory division that provides consulting and laboratory services to medical companies that design and manufacture biomedical devices and drugs, as well as testing on our products and potential products. Our testing laboratory complies with U.S. good manufacturing practices and quality systems regulation. We are in the process of transitioning our business away from providing laboratory services to others, as we continue to focus our efforts on completion of our clinical trials.

Industry Background

Wound Care Industry Overview

According to Medtech Insight, a Division of Windhover Information, there were over 90 million incidents of wounds in the United States during 2004. Of these, over six million were chronic wounds, including arterial, diabetic, pressure and venous ulcers. The remaining 84 million were acute wounds, which follow the normal process of healing and commonly include burns, traumatic wounds, and approximately 67 million surgical incisions.

Key trends in wound care include:

•	large and increasing elderly, diabetic and obese populations, each of which is vulnerable to developing a variety of difficult-to-heal ulcers;

•	increased emphasis on controlling the cost of patient care in hospitals, wound care centers and in private practice;

•	technological innovation, which has expanded treatment options from traditional ointments and gauze to include advanced treatments, such as vacuum devices, silver dressings, ultrasound and skin grafts;

•	increased focus on improving the patient experience, including reduction of pain and accelerated healing time; and

•	adjunctive nature of the market where multiple treatment methods are employed, either simultaneously or sequentially, depending on the type and stage of the wound.

Wound care is complex, and controlling infection is a critical step in wound healing. Difficult-to-heal wounds can result from traumatic injury, diabetes, peripheral vascular disease, complications following surgery, rheumatoid arthritis, congestive heart failure, arterial or venous ulcers and many other conditions which compromise circulation. Without proper medical intervention and control of infection, these types of wounds typically remain open and chronically infected.

Chronic Wounds

Chronic wounds are wounds that do not heal within a normally expected time frame under standard care. The most frequently occurring chronic wounds are venous, arterial, pressure and diabetic foot ulcers. According to Medtech Insight, in 2004, the incidence of chronic wounds in the United States was approximately 6.1 million, comprised of 2.0 million pressure ulcers, 1.7 million arterial ulcers, 1.6 million venous ulcers and 800,000 diabetic foot ulcers. In addition to being expensive to treat, chronic wounds are debilitating, painful and can result in amputations and other serious consequences. Clinical studies suggest that, depending on the severity of the wound, up to 43% of patients with diabetic foot ulcers undergo an amputation. Furthermore, the five year survival rate for patients undergoing amputations as a result of diabetic foot ulcers is 27%.

The increasing prevalence of chronic wounds is driven by the large and growing elderly, diabetic and obese populations.

Aging.  People aged 65 and over are more susceptible to wounds that become chronic than the overall population. In 2006, there were more than 37 million people in the United States over 65, representing more than 12% of the population. By 2030, this group is expected to comprise more than 19% of the total population of the United States, according to U.S. Census Bureau projections. Additionally, according to Medtech Insight, 70% of pressure ulcers occur in people age 70 years or older, and 25% of patients in nursing homes suffer from pressure ulcers.

Diabetes.  Diabetics are particularly vulnerable to chronic wounds as a result of the debilitating effect of diabetes on the circulatory system. According to the Centers for Disease Control and Prevention, or CDC, one out of three children born in 2000 in the United States will develop diabetes. In 2004 there were approximately 14.7 million diabetic Americans, representing 5% of the total population, up from 2.7% in 1990. Furthermore, according to the CDC, the incidence of diabetes is significantly higher in people over 65: in 2004, 16% of people over 65 were diabetic compared to 7.5% of the total population.

Obesity.  Obesity is a leading cause of Type II, or “adult onset,” diabetes, making the obese population more likely to eventually sustain chronic wounds. Obesity in the United States is a growing problem. According to the National Institute of Diabetes and Digestive and Kidney Diseases, more than 30% of the United States adult population was obese in 2000, up from 13% in 1960.

Acute Wounds

Acute wounds are typically caused by traumatic injury or surgical incision and are broadly categorized as those that can be expected to heal within a definable timeframe. However, the healing process may be affected by complicating factors such as infection, leading to chronic wounds.

All acute wounds have the potential for infection and may require prophylactic treatment to prevent infection. According to Medtech Insight, in 2004, about 16.2 million traumatic wounds were treated, including 8.7 million open wounds. Also according to Medtech Insight, in 2004, approximately 67 million surgical wounds were reported in the United States, including 36 million completed under anesthesia. Despite modern infection control procedures, and technologies at hospitals and surgery centers, every time the skin is opened there is a risk of infection. We believe that there is a higher likelihood of infection in surgeries involving anesthesia because of the length of time the wound is open. In a clinical study on surgical infections, it was shown that infection rates vary with the time required to complete the surgery. For example, infection rates varied from about 3.6% for surgeries taking less than 30 minutes to about 16.4% for those longer than 5 hours.

Critical Steps for Wound Treatment

Infection Control

According to the Committee to Reduce Infection Deaths, or RID, one out of every 20 patients contracts an infection while in the hospital. Certain infections are increasingly dangerous because they cannot be effectively controlled by commonly used antibiotics. In addition, RID estimates that each year in the United States, approximately two million patients contract infections while in hospitals and, of those, an estimated 100,000 die as a result. According to data from RID in 2005, post-surgical wound infections more than double a patient’s hospital costs, and patients with Staph infections more than triple the average hospital costs. Surgical site infections account for approximately 500,000 hospital acquired infections in the United States each year, according to the CDC.

Staphylococcus aureus, or Staph, is one of the most common hospital acquired infections. One of the deadliest forms of Staph infection is MRSA. According to data from the CDC, in 2003, 57% of the Staph infections reported were MRSA, up from 22% in 1995 and 2% in 1974. Patients who do survive MRSA often spend months in the hospital and endure repeated surgeries to remove infected tissue.

When infection is present in a wound, standard treatments can include cleansing, debridement and systemic antibiotics. Many cleansing agents can harm tissue, causing irritation and sensitization and impeding the wound healing process. Some forms of debridement may increase scar tissue and complicate skin grafting. Systemic antibiotics may be ineffective if the patient’s metabolic state is compromised. Additionally, the effectiveness of oral or systemic antibiotics in diabetic foot ulcer patients may be diminished due to the patient’s poor circulation, limiting delivery of the antibiotics to the wound site.

Because there is a risk of infection with many surgical procedures, clinicians perform several procedures before and after surgery designed to prevent infection. Pre-operative procedures generally involve preparing the surgical site with an anti-bacterial agent, such as Betadine. Post-operative procedures can include an anti-infective irrigation, a therapeutic body cavity cleansing and the use of systemic antibiotics.

Wound Healing and Closure

Wound healing is a cascade process comprised of inflammation, proliferation and maturation. The first stage of the wound healing process is the inflammatory phase, which is associated with swelling, redness and heat, and involves the migration of healthy cells to the wound bed. Removing dead tissue or debris from the wound prepares the wound bed for regeneration of new tissue. The second phase is the proliferative phase, which involves collagen and blood vessel formation and tissue growth. The final phase, maturation, occurs as the wound begins to take on its permanent form as collagen is reconstituted, forming new skin. None of these phases, however, will progress normally in the presence of infection.

Advanced Technologies

Techniques and devices have been developed to treat complex and hard-to-treat wounds, ranging from specialized devices to antimicrobial dressings. Negative pressure wound therapy, high pressure oxygen chambers and localized devices, sophisticated water-based tissue removal devices, oxygenated mist devices and tissue engineered skin substitutes are some of the most advanced devices available to the wound care specialist. Although relatively effective, many of these treatments have limitations or drawbacks in that they cannot be used on certain types of wounds or are expensive and complex to use. Despite these advanced technologies, treatment of challenging wounds continues to be multi-pronged, with a number of associated therapies employed in an attempt to achieve wound closure.

Market Opportunity — Key Limitations of Existing Treatments

Commonly used topical antiseptics and antibiotics have limitations and side effects that may constrain their usage. For example:

•	many antiseptics, including Betadine, hydrogen peroxide and Dakin’s solution, are toxic, can destroy human cells and tissue, may cause allergic reactions and can impede the wound healing process;

•	silver-based products are expensive and require precise dosage and close monitoring by trained medical staff to minimize the potential for tissue toxicity allergic reactions and bacterial resistance; and

•	the increase in antibiotic resistant bacterial strains, such as MRSA and VRE, have compromised the effectiveness of some widely used topical antibiotics including Neosporin and Bacitracin.

•	Oral and systemic antibiotics often are not effective in treating topical infections and can cause serious side effects.

Our Solution

We believe Microcyn has potential advantages over current methods of care in the treatment of chronic and acute wounds, including the following:

•	Wound Care Solution. Our 510(k) product is cleared as a medical device for sale in the United States in wound cleaning, or debridement, lubricating, moistening and dressing. Although we do not have the necessary regulatory approvals to market Microcyn in the United States as a drug, laboratory testing and physician clinical studies further suggest that our 510(k) Microcyn product may be effective against a wide range of bacteria that causes infection in a variety of acute and chronic wounds. In addition, because of its mechanism of action, we believe Microcyn does not target specific strains of bacteria, the practice of which has been shown to promote the development of resistant bacteria. In physician clinical studies, our 510(k) Microcyn product has been used in conjunction with other wound care therapeutic products. Data from these studies suggest that patients generally experienced less pain, improved mobility and physical activity levels and better quality of life.

•	Non-irritating. Our 510(k) product label states that our 510(k) product, which is based on our Microcyn technology, is non-irritating and non-sensitizing to the skin and eyes. Throughout all our clinical trials and physician clinical studies to date and since our first commercial sale of Microcyn in Mexico in 2004, we have received no reports of serious adverse events related to the use of Microcyn products.

•	Ease of Use. Our 510(k) product label states that our 510(k) product requires no special handling precautions. Our products require no preparation before use or at time of disposal, and caregivers can use our products without significant training. In addition, Microcyn can be stored at room temperature. Unlike other super-oxidized water solutions, which are typically stable for not more than 48 hours, our laboratory tests show that Microcyn has a shelf life ranging from one to two years depending on the size and type of packaging. Our products are also designed to be complementary to most advanced technologies to treat serious wounds, such as negative pressure wound therapy, jet lavage and tissue-engineered skin substitutes.

•	Cost-Effectiveness. The treatment of many wounds requires extended hospitalization and care, including the use of expensive systemic antibiotics. Infection prolongs the healing time and necessitates increased use of systemic antibiotics. We believe that Microcyn has the potential to help treat infection, accelerate healing time and, in certain cases, may help reduce the need for systemic antibiotics, reduce the need for amputation and lead to earlier hospital discharge, thereby lowering overall patient cost.

Our Strategy

Our goal is to become a worldwide leader in anti-infectives in treating wounds. We also intend to leverage our expertise in wound care into additional market opportunities. The key elements of our strategy include the following:

Obtain drug regulatory approvals in the United States

We intend to seek additional regulatory clearances and approvals, which we believe will allow us to accelerate adoption of our products by wound care specialists worldwide. We have initiated a Phase II trial which is designed to evaluate the effectiveness of Microcyn in mildly infected diabetic foot ulcers with endpoints of clinical cure and improvement in signs and symptoms of infection supported by microbiological response. We expect to use more than 10 clinical sites with a target of enrolling 60 patients, using Microcyn alone, Microcyn plus an oral antibiotic, and saline plus an oral antibiotic. We expect to announce the results of our Phase II trial in autumn of 2007. A well known contract research organization is coordinating, monitoring and documenting results of this trial. Following the completion of this trial and a review meeting with the FDA, we intend to initiate two Phase III trials, enrolling patients with infected diabetic foot ulcers. We anticipate that Phase III trials will start in early 2008 and will last about 12 to 18 months. Results from these Phase II and Phase III clinical trials are intended to provide the clinical basis for submission to the FDA of an NDA for the treatment of infected diabetic foot ulcers.

Drive adoption of Microcyn as the standard of care in the wound care market to help prevent and treat infection

We believe our products are well positioned to become the standard of care in helping to treat infections. We seek to drive adoption of Microcyn as the standard of care in the wound care market by establishing strong scientific, evidence-based rationale for its use. We intend to continue to maintain a marketing presence in key medical communities throughout the world through targeted direct marketing, publication in scientific journals, and sponsorships of physician presentations at medical conferences and seminars.

Develop strategic collaborations and distribution in the acute and chronic wound care market

Outside the United States and Mexico, we intend to pursue strategic relationships with respect to both sales, marketing and distribution. To accelerate adoption of our products, we may enter into strategic relationships with healthcare companies that have product lines, a sales force and distribution channels that are complementary to ours. We believe collaborations allow us to leverage our resources and technology. We intend to pursue access to these markets through strategic partnerships. We have engaged an investment banker to assist us in identifying appropriate partners for development and commercialization of our products. These relationships may take the form of co-development, co-promotion, co-marketing or distribution agreements. For instance, in India we sell through Alkem Laboratories, the 6th largest pharmaceutical company in India. This year is the first full year of the product launch of Microcyn in India. In China, we recently signed a distribution agreement with China Bao Tai, which intends to distribute Microcyn to hospitals, doctors and clinics through Sinopharm, the largest pharmaceutical company in China, and to independent and retail pharmacies through Lianhua Supermarkets, after required regulatory approval in China is obtained.

We currently make Microcyn available under our 510(k) clearances in the United States primarily through our website, one national distributor and several regional distributors. We plan for a more aggressive commercialization and product launch in the event we obtain drug approval from the FDA. After filing the NDA with the FDA, we may hire a direct sales force or form a strategic collaboration with a company that already has an existing sales force to address the US market.

Develop strategic partnerships in numerous indications outside the wound care market

We believe our products have potential applications in several other large markets, including respiratory, ophthalmology, dermatology, dental and veterinary markets. We intend to pursue access to these markets through strategic partnerships.

Microcyn Platform Technology

Mechanism of Action

We believe Microcyn’s ability to treat and prevent infection is based on its uniquely engineered chemistry. As a result of our proprietary manufacturing process, Microcyn is a proprietary oxychlorine small molecule formulation that, among other things, interacts with and inactivates surface proteins on cell walls and membranes of microorganisms and viruses. The function of these proteins are varied and play significant roles in cell communication, nutrient and waste transport and other required functions for cell viability. Once Microcyn surrounds single cell microorganisms, it damages these proteins, causing the cell membrane to rupture, leading to cell death, which we believe is caused by increased membrane permeability and induced osmotic pressure imbalance. We continue to study the exact mechanisms by which protein and structural components of the bacterial cell walls and membranes, and the protein shell that surrounds a virus, are affected by Microcyn. This destruction of the cell appears to occur through a fundamentally different process than that which occurs as a result of contact with a bleach-based solution because experiments have demonstrated that Microcyn kills bleach-resistant bacteria. However, we believe the solution remains non-irritating to human tissues because human cells have unique protective mechanisms, are interlocked, and prevent Microcyn from targeting and surrounding single cells topically on the body. Our laboratory tests suggest that our solution does not penetrate and kill multi-cellular organisms and does not damage or affect human DNA.

In laboratory tests, Microcyn has been shown to destroy certain biofilms. A biofilm is a complex cluster of microorganisms or bacteria marked by the formation of a protective shell, allowing the bacteria to collect and proliferate. It is estimated that over 65% of microbial infections in the body involve bacteria growing as a biofilm. Bacteria living in a biofilm typically have significantly different properties from free-floating bacteria of the same species. One result of this film environment is increased resistance to antibiotics and to the body’s immune system. In chronic wounds, biofilms interfere with the normal healing process and halt or slow wound closure. In our laboratory studies, Microcyn was shown to destroy two common biofilms after five minutes of exposure.

In a recently published case study, Microcyn was shown to significantly increases the dilation of capillaries in wounds as indicated by higher levels of oxygen at a wound site after the application of our product.

It is widely accepted that reducing inflammation surrounding an injury or wound is beneficial to wound healing. Our independent laboratory research suggests that Microcyn may inhibit certain inflammatory responses from allergy-producing, or mast cells. These reactions are critical components of the body’s natural inflammatory response to injury or wounds. Our laboratory research suggests that Microcyn’s interference with these cells is selective to only the inflammatory response and does not interfere with other functions of these cells. Additionally, physician clinical studies suggest that Microcyn only inhibits this inflammatory activity in tissue that is directly exposed to the solution.

Microcyn has demonstrated antimicrobial activity against numerous bacterial, viral and fungal pathogens, including antibiotic-resistant strains, as evidenced by passing results in numerous standardized laboratory microbiology tests conducted on our 510(k) product by a variety of certified independent testing laboratories. Some of the pathogens against which Microcyn has demonstrated antimicrobial activity are listed below:

Pathogen

Antibiotic-Resistant Bacteria
Vancomycin Resistant Enterococcus faecalis (VRE)
Methicillin resistant Staphylococcus aureus (MRSA)
Other Bacteria
Acinetobacter baumanii
Aspergillus niger
Clostridium difficile
Escherichia coli
Escherichia coli O157:H7
Mycobacterium bovis
Pseudomonas aeruginosa
Salmonella typhi
Viruses
Human Coronavirus
Human Immunodeficiency Virus Type 1 — HIV
Influenza A
Rhinovirus Type 37
Fungi
Candida albicans
Trichophyton mentagrophytes

In addition to the above mentioned independent laboratory microbiology tests, a study was completed and published in the Journal of Hospital Infection in 2005, which was co-authored by our Director of Medical Affairs,

Andres Gutiérrez, M.D., Ph.D., that showed that Microcyn exerts a wide range of antimicrobial activity (Landa-Solis, González-Espinosa D, Guzman B, Snyder M, Reyes-Terán G, Torres K and Gutiérrez AA. Microcyn: a novel super-oxidized water with neutral pH and disinfectant activity. J Hosp Infect (UK) 61: 291-299).

Current Regulatory Approvals and Clearances

All our current products are based on our Microcyn platform technology. We are able to modify the chemistry of Microcyn by changing the oxidation-reduction potential, pH-level and concentrations of specific ions or chemicals, which allows us to manufacture a variety of solutions, each specifically designed for maximum efficacy and safety by indication. The indications for our products vary from country to country due to different regulatory requirements and standards from jurisdiction to jurisdiction. The indications below are summaries of the indications approved by the regulatory authority or authorities in the listed jurisdiction. The similarly named products have similar formulations; however, they may not have identical specifications due to varying requirements in different jurisdictions’ regulatory agencies. The following is a list of the regulatory approvals and clearances that Microcyn-based products have received for our most significant or potentially significant markets:

	Approval or	Year of Approval
Region	Clearance Type	or Clearance	Summary Indication

United States	510(k)	2005	Moistening and lubricating absorbent wound dressings for traumatic wounds.
	510(k)	2005	Moistening and debriding acute and chronic dermal lesions.
	510(k)	2006	Moistening absorbent wound dressings and cleaning minor cuts.
European Union	CE Mark	2004	Debriding, irrigating and moistening acute and chronic wounds in comprehensive wound treatment by reducing microbial load and creating moist environment.
Mexico	Product Registration	2004	Antiseptic treatment of wounds and infected areas.
	Product Registration	2003	Antiseptic disinfection solution for high level disinfection of medical instruments, and/or equipment and clean-rooms, areas of medical instruments, equipment and clean room areas.
Canada	Class II Medical Device	2004	Moistening, irrigating, cleansing and debriding acute and chronic dermal lesions, diabetic ulcers and post-surgical wounds.
India(1)	Drug License	2006	Cleaning and debriding in wound management.

(1)	Drug license held by Indian distributor as required by Indian law.

Clinical Trials

We have initiated a trial, which is designed to evaluate the effectiveness of Microcyn in mildly infected diabetic foot ulcers with endpoints of clinical cure and improvement in signs and symptoms of infection supported by microbiological response. We expect to use more than 10 clinical sites with a target of enrolling 60 patients, using Microcyn alone, Microcyn plus an oral antibiotic, and saline plus an oral antibiotic. We expect to announce the results of our Phase II trial in autumn of 2007. A well known contract research organization is coordinating, monitoring and documenting results of our Phase II trial. Following the completion of this study and a review meeting with the FDA, we intend to initiate two Phase III trials. We anticipate that Phase III trials will start in early 2008 and will last about 12 to 18 months. These Phase III clinical trials are intended to provide the clinical basis for submission to the FDA of an NDA for the treatment of infected diabetic foot ulcers.

Physician Clinical Studies

In addition to the trials mentioned above, several physicians and scientists have conducted twenty-one clinical evaluations of Microcyn generating data suggesting that our 510(k) Microcyn product is non-irritating to healthy tissue, reduces microbial load, shortens treatment time and may have the potential to reduce costs to healthcare providers and patients. We have sponsored the majority of physicians performing these studies by supplying Microcyn, unrestricted research grants, paying expenses or providing honoraria. In some cases, the physicians who performed these studies also hold equity in our company. The studies were performed in the United States, Europe, India and Mexico, and used various endpoints, methods and controls (for example, saline, antiseptics and antibiotics). These studies were not intended to be rigorously designed or controlled clinical trials and, as such, did not have all of the controls required for clinical trials used to support an NDA submission to the FDA in that they did not include blinding, randomization, predefined clinical endpoints, use of placebo and active control groups or U.S. good clinical practice requirements.

In many cases the physicians who led these studies have published articles on their studies and results. The following table lists a selection of articles and publications from physicians who have completed studies on the use of Microcyn for wound care and wound irrigation.

		Number of
Physician	Country	Patients	Publication

David E. Allie, M.D.(1)	U.S.	40	Allie D. Super-Oxidized Dermacyn in Lower-Extremity Wounds. Wounds, 2006, Jan (Suppl), 3-6
Tom Wolvos, M.D.(2)	U.S.	26	Wolvos TA. Advanced Wound Care with Stable, Super-Oxidized Water. A look at how combination therapy can optimize wound healing. Wounds, 2006, Jan (Suppl), 11-13
Cheryl Bongiovanni, Ph.D.(3)	U.S.	8	Bongiovanni CM. Superoxidized Water Improves Wound Care Outcomes in Diabetic Patients. Diabetic Microvascular Complications Today, 2006, May-Jun: 11-14
		3	Biogiovanni CM. Nonsurgical Management of Chronic Wounds in Patients with Diabetes. Journal of Vascular Ultrasound, 2006, 30: 215-218,
Luca Dalla Paola, M.D.(4)	Italy	218	Dalla Paola L, Brocco E, Senesi, A, Merico M, De Vido D, Assaloni R, DaRos R. Super-Oxidized Solution (SOS) Therapy for Infected Diabetic Foot Ulcers. Wounds, 2006, vol. 18: 262-270
			Dalla Paola, L. Treating diabetic foot ulcers with super-oxidized water. Wounds, 2006, Jan (Suppl), 14-16
Alberto Piagessi, M.D.(5)	Italy	33	Clinical Outcomes of Wide Postsurgical Lesions in the Infected Diabetic Foot Managed With 2 Different Local Treatment Tegimes Compared Using a Quasi-Experimental Study Design: A Preliminary Communication. Int. J.Lower Extremity Wounds, 2007 6: 22-27.

		Number of
Physician	Country	Patients	Publication

Ariel Miranda, M.D.(5)	Mexico	64	Miranda-Altamirano A. Reducing Bacterial Infectious Complications from Burn Wounds. A look at the use of Oculus Microcyn60 to treat wounds in Mexico. Wounds, 2006, 18 (Suppl), 17-19
Lenka Veverkova, M.D.(3)	Czech Republic	27	Veverkova L, Jedlicka V, Vesely M, Tejkalova R, Zabranska S, Capov I, Votava M. Methicilin-resistent Staphylococcus aureus — problem in health care. J Wound Healing 2005, 2:201-202.
Elia Ricci M.D.(6)	Italy	40	Ricci E, Astolfi S, Cassino R. Clinical results about an antimicrobial solution (Dermacyn Wound Care) in the treatment of infected chronic wounds. 17th Conference. EWMA Meeting 2005. Glasgow, UK. May 2-4, 2007. In preparation for publication.
Steenvoorde, P.M.D, Van Doorn, L.P., M.A., Jacobi, C.E, PhD & Oskam, J., M.D., PhD.(3)	Netherlands	10	An unexpected effect of Dermacyn on infected leg ulcers, J Wound Care 2007, 16: 60-61.

Notes

(1)	indicates that the physician is an investor and was a member of our Medical and Business Advisory Board which the Company dissolved in April 2007, a paid consultant and received research grants, expense payments, honorarium and Microcyn to complete the study

(2)	indicates that the physician was a paid consultant, received expenses in connection with corporate development and licensing evaluations and is a warrant holder

(3)	indicates that the doctor received Microcyn to complete the study

(4)	indicates that the physician is a paid consultant, was a member of our Medical and Business Advisory Board, which the Company dissolved in April 2007, and received expense payments and Microcyn to complete the study

(5)	indicates that the physician received payments, expense payments and Microcyn to complete the study

(6)	indicates that the physician received reimbursement of travel expenses and received Microcyn to complete the study

There are also several ongoing and planned physician clinical studies in the United States, Europe and India to assess Microcyn’s effectiveness in preventing and treating infections in wounds and are summarized in the table below. For example, we are supporting a study by Dr. David Armstrong of the Scholl College of Podiatric Medicine in Chicago, Illinois and Dr. Andrew Boulton, Head of the Manchester Diabetes Center at the Manchester Royal Infirmary in the United Kingdom. Drs. Armstrong and Boulton’s study is a study of diabetic foot ulcers using the VersaJet, an aggressive debridement system, in two groups of ten patients each, one utilizing Microcyn and the other utilizing saline. The endpoints are microbial load reduction and time to complete wound healing.

Other studies in diabetic foot infections are being conducted by Dr Alberto Piaggesi, Director of the UO Mallatie del Metabolismo e Diabetologia, Universitaria Pisana, Italy and Dr Robert Frykberg, Director of Podiatry Medicine at the Carl T Hayden, Veterans Administration Medical Center in Arizona. Dr Piaggesi is investigating the clinical and microbiological response to Dermacyn, with particular attention to the microscopic anatomical changes in diseased tissue in the formation of new blood vessels following therapy. Dr Frykberg is analyzing the effect of Microcyn on MRSA colonized ulcers which is becoming a public threat due to the frequency of resistance to antibiotics. Cheryl Bongiovanni, Ph.D., Director of the Lake Wound Clinics in Lakeview, Oregon, is conducting case report studies focusing on blood vessel dilation effects of Microcyn and on the potential cost savings from the use of Microcyn in treating a variety of wounds. Dr. Matthew Regulski, who practices at the Ocean County Foot &

Ankle Surgical Associates, in New Jersey, is focusing on the combination of Microcyn and skin substitutes. Finally, Dr Amar Pal Suri from New Dehli is investigating the effects of Microcyn on wound healing rates with patient follow up over several months. We provided each of these doctors with Microcyn and may pay their expenses, including travel, hotels and meals, to attend medical conferences to present their findings. We pay Drs. Frykberg and Regulski an educational grant in connection with their studies.

		Number of
Physician	Country	Patients	Publication

David Armstrong, D.P.M., PhD.(1)	U.S.	10	A prospective, multi center, randomized, single-masked, controlled, clinical investigation of Microcyn as a replacement solution with Versajet Jet lavage system
Andrew Boulton M.D.(1)	U.K.	10	A prospective, multi center, randomized, single-masked, controlled, clinical investigation of Microcyn as are placement solution with Versajet Jet lavage system
Alberto Piaggesi M.D.:(1)	Italy	40	Efficacy and safety of using a new local antiseptic in managing post-surgical lesions of the diabetic foot — a prospective, randomized, open clinical investigation
Robert Frykberg, D.P.M., M.P.H.(2)	US	30	A prospective clinical evaluation of ermacyn in wounds of the lower extremity contaminated, colonized or critically-colonized with or without MRSA
Matthew Regulski D.P.M.(2)	US	20	A prospective, single-center, open-labeled, saline controlled trial to evaluate the efficacy and compatibility of Dermacyn® wound care with OASIS® Wound Matrix for the treatment of non-infected, graft ready venous ulcers, post-surgical, and post-traumatic wounds
Amar Pal Singh Suri D.P.M.(1)	India	100	Role of neutral pH, super-oxidized solution in the healing of diabetic foot ulcers.

Notes

(1)	indicates that the physician received payments, expense payments and Microcyn to complete the study

(2)	indicates that the physician received an educational grant

In addition to the above articles and publications, several additional papers on the basic science of the technology have been published or have been submitted for peer review and publication, including:

Researchers	Country	Publication

Landa-Solis, González-Espinosa D., Guzman B, Snyder M, Reyes-Terán G., Torres K. and Gutiérrez A.A.(1)	México	Microcyntm a novel super-oxidized water with neutral pH and disinfectant activity. J Hosp Infect (UK) 61: 291-299.
Gutiérrez, A.A.(1)	US	The science behind stable, super-oxidized water. Exploring the various applications of super-oxidized solutions. Wounds. 18 (Suppl), 7-10.
Dalla Paola L. and Faglia E.(2)	Italy	Treatment of diabetic foot ulcer: an overview. Strategies for clinical approach. Current Diabetes Reviews, 2006, 2, 431-447 431
González-Espinosa D., Pérez-Romano L., Guzman Soriano B., Arias E., Bongiovanni, C.M. & Gutiérrez A.A.(1),(3)	Mexico US	Effects of neutral super-oxidized water on human dermal fibroblasts in vitro. International Wound Journal, 2007. In press.
Medina-Tamayo J., Balleza-Tapia H., López, X., Cid, M.E., González-Espinosa, D. Gutiérrez A.A.., and González-Espinosa C.(1)	Mexico US	Super-oxidized water inhibits IgE-antigen- induced degranulation and cytokine release in mast cells. International Immunophamacology 2007. In press.
Zahumensky E.	Czech Republic	Infections and diabetic foot syndrome in field practice. Vnitr Lek. 2006;52:411-416.
Rose R., Setlow B., Monroe A., Mallozzi M., Driks A., Setlow P.	US	Comparison of the properties of Bacillus subtilis spores made in liquid or on agar plates. Submitted 2007.
Paul M., Setlow B. and Setlow P.	US	The killing of spores of Bacillus subtilis by Microcyntm, a stable superoxided water. Submitted 2007.
Sauer K, Vazquez G., Thatcher E., Northey R. and Gutierrez A.A.(1),(4),(5)	US	Neutral super-oxidized solution is effective in killing P. aeruginosa biofilms. Submitted 2007.

Notes

(1)	Dr. Gutierrez is our Director of Medical Affairs and conducted the study during his employment by the Company

(2)	Dr. Dalla Paola was a member of our Medical and Business Advisory Board, which the Company dissolved in April 2007, and received expense payments and Microcyn to complete the study

(3)	Dr. Bongiovanni received Microcyn to complete the study

(4)	Dr. Thatcher is a full-time consultant to us, holds shares of our stock, previously served on our board of directors, and received Microcyn to complete the study

(5)	Dr. Northey is our Director of Research & Development and conducted the study during his employment by the Company

Sales and Marketing

Our products are purchased by hospitals, physicians, nurses and other healthcare practitioners who are the primary caregivers to patients being treated for acute or chronic wounds, as well as those patients undergoing surgical procedures. In the United States, we make Microcyn available under 510(k) clearances primarily through our website, one national distributor and several regional distributors. We plan for a more aggressive commercialization and product launch in the event we receive drug approval from the FDA.

In Europe, we have arrangements with distributors in Germany, Italy, and the Czech Republic. We are actively pursuing strategic alliances with potential partners, that already have significant sales, marketing and distribution capabilities to hospitals and pharmacies throughout Europe. It is our intent to use the partners’ capabilities to sell and distribute Microcyn in Europe.

In Mexico, we market our products through our established distribution network and direct sales organization. We have a dedicated contract sales force, including salespeople, nurses and clinical support staff responsible for selling Microcyn to private and public hospitals and to retail pharmacies.

Throughout the rest of the world, we intend to use strategic partners and distributors, that have a significant sales, marketing and distribution presence in their respective countries. We have established partners and distribution channels for our wound care products in China, India, Bangladesh, Pakistan, Singapore, United Arab Emirates and Saudi Arabia.

In December 2005, we entered into an agreement with Alkem Laboratories, a large pharmaceutical company in India. We commenced sales to Alkem Laboratories in April 2006. Under the terms of this agreement, Alkem has exclusive rights to market, distribute and sell our Microcyn-based products in the Republic of India and the Kingdom of Nepal. During the term of this agreement, Alkem is entitled to use our patents, trade secrets, trademarks and other intellectual property rights as to our Microcyn-based products solely in connection with our products. However, we will remain the owner of and reserve such patents, trade secrets, trademarks and other intellectual property rights. In the event we fail to timely deliver the ordered quantities, we will be subject to certain penalties. In addition, if either party fails to fulfill their respective obligations under the agreement for a period of 180 days, which is not remediated within 30 days of receiving notice, the other party may terminate the agreement. The agreement has a five year term and may be renewed after its initial term for such additional term as the parties agree to in writing.

In April 2007, we entered into an exclusive distribution agreement with China Bao Tai Investment Company, Ltd., or China Bao Tai, for the sale of Microcyn wound care solution in China, Hong Kong, Macau and Taiwan. China Bao Tai intends to distribute and sell Microcyn to hospitals and pharmacies through Sinopharm, the largest pharmaceutical group in China, and through Lianhua Supermarkets for supermarket distribution. Lianhua Supermarkets operates 3,609 outlets spanning 21 provinces. This agreement provides for minimum purchases of $12 million over a five year period, with the minimum purchases heavily weighted to the latter years of sales. If those minimums are not met, we are not bound by our exclusivity agreement. Sales of Microcyn wound care solution under this agreement will commence after China Bao Tai has obtained the required regulatory approval for distribution of the products in the territories, which it expects to receive in late 2009.

Other Market Opportunities

We are searching for strategic partnerships in addition to wound care applications in markets where Microcyn technology has competitive advantages over antibiotics in numerous medical indications outside of the acute and surgical wound market. Some of these market opportunities include:

Respiratory

Our nasal product candidate is an anti-microbial solution designed to be self-administered into a patient’s nasal cavity for the treatment of chronic rhinosinusitis, or inflammation of the nasal sinuses. In animal studies, Microcyn has been shown to kill the bacteria that causes rhinosinusitis. We have conducted pre-clinical animal studies that suggest the efficacy and safety of this product candidate.

Rhinosinusitis affects an estimated 35 million people in the United States. There is no FDA-approved therapy for chronic rhinosinusitis. Most treatment methods have focused on the symptoms of the disease and include the use of antibiotics, antihistamines, corticosteroids and sinus surgery.

Dermatology

We believe that our Microcyn technology can be used to develop products to treat various fungal and bacterial skin infections. Laboratory and clinical test data support that our technology may be effective in treating these bacterial and fungal infections.

In February 2007, we entered into an exclusive agreement with Dancohr Corporation B.V., a manufacturer and wholesaler of cosmetics, to distribute Courtin oxychlorine solution to salons in various European countries for cleaning hands and feet during pedicures and manicures. This agreement provides for minimum purchases of $10 million over a five year period, with minimum purchases of €30,000 in 2007. If minimum purchases are not met, we may terminate the agreement.

Dental and Oral Care

We believe that our Microcyn technology may be used both as a mouthwash and a dental rinse, and that early data from physician studies support its safe use in oral surgery.

Ophthamology

We believe that our technology may be used to treat and prevent eye infections such as conjunctivitis. We have conducted in vitro and animal laboratory testing that suggests that our product is safe when placed in the eye.

Veterinary Medicine

Our animal wound care product based on Microcyn technology, Vetericyn, is available for use in the United States, and we are seeking to identify a partner with the expertise and capability to exploit the verterinary market.

Research and Product Development

The main goals of our research and product development program are to design, develop and produce products to treat acute and chronic wounds, and to identify new applications for our technology. Our research and product development efforts with our Microcyn-based products are divided into three areas: science, new product development and engineering.

Our scientists work to continually improve our product performance by evaluating variations of the formulations and chemical structures of our products. For example, we are evaluating alterations to Microcyn to increase the speed at which it kills certain bacteria and viruses. Significant efforts are also being directed towards extending our understanding of the unique chemistry of our products.

The focus of our current development efforts is new formulations, applications and delivery systems for Microcyn, including the following:

•	Modification of the physical properties of our product to improve efficiency in unique antimicrobial applications;

•	Development of new formulations and delivery systems that extend the stability of the product;

•	Development of a surgical irrigant to control infections during and after surgery; and

•	Alteration of current formulation for sinus treatments.

Currently, the main focus of our engineering staff is the construction of a U.S. Good Manufacturing Practices, or cGMP, compliant manufacturing system for our drug product. This entails significant upgrades of our raw material, manufacturing and bottling system.

Our technology may have application in other non-medical markets. We intend to pursue opportunities in these markets with third parties. We plan to increase our research and product development staff in the future to address market demands identified in our market research and commercial practice.

Manufacturing

We manufacture Microcyn through a proprietary electrolysis process within a multi-chamber system. We are able to control the passage of ions through proprietary membranes, yielding electrolyzed water with only trace amounts of chlorine. This process is fundamentally different from the processes for manufacturing hydrogen peroxide and bleach and is the basis for our technology’s effectiveness and safety. Our manufacturing process produces very little waste, which is disposed of as water after a simple non-toxic chemical treatment.

We manufacture our products in Petaluma, California, Sittard, The Netherlands and Zapopan, Mexico. We have developed an automated manufacturing process and conduct quality assurance testing on each production batch in accordance with current U.S. cGMP. Our facilities are required to meet and maintain regulatory standards applicable to the manufacture pharmaceutical and medical device products. Our United States and Netherlands facilities are certified and comply with cGMP medical device Quality Systems Regulation, or QSR, and International Organization for Standardization, or ISO, guidelines. Our Mexico facility has been approved by the MOH.

Our machines are subjected to a series of tests, which is part of a validation protocol mandated by cGMP, QSR and ISO requirements. This validation is designed to ensure that the final product is consistently manufactured in accordance with product specifications at all manufacturing sites. Certain materials and components used in manufacturing our machines are proprietary to us.

We believe we have a sufficient number of machines to produce an adequate amount of Microcyn to meet anticipated future requirements for at least the next two years. As we expand into new geographic markets, we may establish additional manufacturing facilities to better serve those new markets.

Intellectual Property

Our success depends in part on our ability to obtain and maintain proprietary protection for our product technology and know-how, to operate without infringing proprietary rights of others, and to prevent others from infringing our proprietary rights. We seek to protect our proprietary position by, among other methods, filing, when possible, U.S. and foreign patent applications relating to our technology, inventions and improvements that are important to our business. We also rely on trade secrets, know-how, continuing technological innovation, and in-licensing opportunities to develop and maintain our proprietary position.

As of May 31, 2007, we own one issued U.S. patent, two issued European patents, 13 pending U.S. patent applications and 20 foreign pending patent applications generally relating to super-oxidized water. These applications include six international PCT applications that have not yet reached the deadline to file counterpart phase applications. Our portfolio of issued and pending applications can be divided into two groups. The first group includes one U.S. issued patent, two issued European patents, three pending U.S. patent applications and five foreign patent applications that relate to early generation super-oxidized water product, methods of using super-oxidized water, and aspects of the method and apparatus for manufacturing super-oxidized water. The second group includes 10 pending U.S. patent applications and 15 foreign patent applications that relate to Microcyn, the method and apparatus for manufacturing Microcyn, and its uses.

In March 2003, we obtained an exclusive license to six issued Japanese patents and five Japanese published pending patent applications owned by Coherent Technologies, or Coherent. The issued Japanese patents and pending Japanese patent applications relate to an early generation of unstable, super-oxidized water product and aspects of the method and apparatus for producing super-oxidized water and will expire between 2011 and 2014. In June 2006, we received written notice via email from Coherent advising us that the patent license was terminated, citing various reasons with which we disagree. Although we do not believe Coherent has grounds to terminate the license, we may have to take legal action to preserve our rights under the license and to enjoin Coherent from breaching its terms. We do not know whether we would prevail in any such action, which would be costly and time consuming, and we could lose our rights under the license, which could have a material adverse impact on our business opportunities in Japan. In addition, we may have to defend ourselves against infringement claims from Coherent in Japan based on their position on termination of the license. We do not believe the Japanese patents disclose or cover certain innovations in our products, which we developed independently and are the subject of our own patent applications. Neither party has taken any formal legal action in connection with Coherent assertions. In fact, we maintain an ongoing dialogue with Coherent. To date, we have not commercialized any products or generated any revenue in Japan.

Although we work to protect our technology, we cannot assure you that any patent will issue from currently pending patent applications or from future patent applications. We also cannot assure you that the scope of any patent protection will exclude competitors or provide competitive advantages to us, that any of our patents will be held valid if subsequently challenged, or that others will not claim rights in or ownership of our patents and proprietary rights. Furthermore, we cannot assure you that others have not developed or will develop similar products, duplicate any of our products or design around our patents.

We have also filed for trademark protection for marks used with our Microcyn products in each of the United States, Europe, Canada, certain countries in Central and South America, including Mexico and Brazil, and certain countries in Asia, including Japan, China, the Republic of Korea, India and Australia. In addition to patents and trademarks, we rely on trade secret and other intellectual property laws, nondisclosure agreements and other measures to protect our intellectual property rights. We believe that in order to have a competitive advantage, we must develop and maintain the proprietary aspects of our technologies. We require our employees, consultants and advisors to execute confidentiality agreements in connection with their employment, consulting or advisory relationship with us. We also require our employees, consultants and advisors who we expect to work on our products to agree to disclose and assign to us all inventions made in the course of our working relationship with them, while using our property or which relate to our business. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to wrongfully obtain or use information that we regard as proprietary. For more information, please see “Risk Factors,” “Our competitive position depends on our ability to protect our intellectual property and our proprietary technologies.”

Competition

We believe the principal competitive factors in our target market include improved patient outcomes, such as time in the hospital, healing time, adverse events, safety of products, ease of use, stability, spore killing and cost effectiveness. The wound care market is highly competitive. We compete with a number of large, well-established and well-funded companies that sell a broad range of wound care products, including topical anti-infectives and antibiotics, as well as some advanced wound technologies, such as skin substitutes, growth factors and sophisticated delayed release silver-based dressings.

Our products compete with a variety of products used for wound cleaning, debriding and moistening, including sterile saline, and chlorhexadine-based products, and they also compete with a large number of prescription and over-the-counter products for the prevention and treatment of infections, including topical anti-infectives, such as Betadine, silver sulfadiazine, hydrogen peroxide, Dakin’s solution and hypochlorous acid, and topical antibiotics, such as Neosporine, Mupirocin and Bacitracin. Currently, no single anti-infective product dominates the chronic or acute wound markets because many of the products have serious limitations or tend to inhibit the wound healing process.

Our products can also replace the use of sterile saline for debriding and moistening a dressing as well as for use as a complementary product with many advanced wound care technologies, such as the VACTherapy System from Kinetic Concepts Inc., skin substitute products from Smith & Nephew, Integra Life Sciences, Life Cell, Organogenesis and Ortec International, and ultrasound from Celleration. We believe that Microcyn can enhance the effectiveness of many of these advanced wound care technologies. Because Microcyn is competitive with some of the large wound care companies’ products and complementary to others, we may compete with such companies in some product lines and complement other product lines.

While many companies are able to produce oxidized water, their products, unlike ours, typically become unstable after 48 hours, and we believe they have a much higher chlorine content that may not be suitable for treatment of infections in wounds. One such company, PuriCore, sells electrolysis machines used to manufacture brine-based oxidized water primarily as a sterilant.

Some of our competitors enjoy several competitive advantages, including:

•	significantly greater name recognition;

•	established relationships with healthcare professionals, patients and third party payors;

•	established distribution networks;

•	additional product lines and the ability to offer rebates or bundle products to offer discounts or incentives;

•	greater experience in conducting research and development, manufacturing, obtaining regulatory approval for products and marketing; and

•	greater financial and human resources for product development, sales and marketing and patient support.

Government Regulation

Government authorities in the United States at the federal, state and local levels and foreign countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, promotion, advertising, distribution, sampling, marketing, and import and export of pharmaceutical products, biologics and medical devices. All of our products in development will require regulatory approval by government agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous pre- clinical and clinical trials and other approval procedures of the FDA and similar regulatory authorities in foreign countries. Various federal, state, local and foreign statutes and regulations also govern testing, manufacturing, safety, labeling, storage, distribution and record-keeping related to such products and their marketing. The process of obtaining these approvals and the subsequent process of maintaining substantial compliance with appropriate federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources. In addition, statutes, rules, regulations and policies may change and new legislation or regulations may be issued that could delay such approvals.

Medical Device Regulation

In 2005, Microcyn received 510(k) clearance as a medical device for wound cleaning, or debridement, lubricating, moistening and dressing. Any future product candidates or new applications using Microcyn that are classified as medical devices will need approval or clearance by the FDA.

New medical devices, such as Microcyn, are subject to FDA clearance and extensive regulation under the Federal Food Drug and Cosmetic Act, or FDCA. Under the FDCA, medical devices are classified into one of three classes: Class I, Class II or Class III. The classification of a device into one of these three classes generally depends on the degree of risk associated with the medical device and the extent of control needed to ensure safety and effectiveness.

Class I devices are those for which safety and effectiveness can be assured by adherence to a set of general controls. These general controls include compliance with the applicable portions of the FDA’s Quality System Regulation, which sets forth good manufacturing practice requirements; facility registration, device listing and product reporting of adverse medical events; truthful and non-misleading labeling; and promotion of the device only for its cleared or approved intended uses. Class II devices are also subject to these general controls, and any other special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. Review and clearance by the FDA for these devices is typically accomplished through the so-called 510(k) pre-market notification procedure. When 510(k) clearance is sought, a sponsor must submit a pre-market notification demonstrating that the proposed device is substantially equivalent to a legally marketed Class II device (for example, a device previously cleared through the 510(k) premarket notification process). If the FDA agrees that the proposed device is substantially equivalent to the predicate device, then 510(k) clearance to market will be granted. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require pre-market approval, or PMA.

Clinical trials are almost always required to support a PMA application and are sometimes required for a 510(k) pre-market notification. These trials generally require submission of an application for an investigational device exemption, or IDE. An IDE must be supported by pre-clinical data, such as animal and laboratory testing results, which show that the device is safe to test in humans and that the study protocols are scientifically sound. The

IDE must be approved in advance by the FDA for a specified number of patients, unless the product is deemed a non-significant risk device and is eligible for more abbreviated investigational device exemption requirements.

Both before and after a medical device is commercially distributed, manufacturers and marketers of the device have ongoing responsibilities under FDA regulations. The FDA reviews design and manufacturing practices, labeling and record keeping, and manufacturers’ required reports of adverse experiences and other information to identify potential problems with marketed medical devices. Device manufacturers are subject to periodic and unannounced inspection by the FDA for compliance with the Quality System Regulation, which sets forth the current good manufacturing practice requirements that govern the methods used in, and the facilities and controls used for, the design, manufacture, packaging, servicing, labeling, storage, installation and distribution of all finished medical devices intended for human use.

FDA regulations prohibit the advertising and promotion of a medical device for any use outside the scope of a 510(k) clearance or PMA approval or for unsupported safety or effectiveness claims. Although the FDA does not regulate physicians’ practice of medicine, the FDA does regulate manufacturer communications with respect to off-label use.

If the FDA finds that a manufacturer has failed to comply with FDA laws and regulations or that a medical device is ineffective or poses an unreasonable health risk, it can institute or seek a wide variety of enforcement actions and remedies, ranging from a public warning letter to more severe actions such as:

•	fines, injunctions and civil penalties;

•	recall or seizure of products;

•	operating restrictions, partial suspension or total shutdown of production;

•	refusing requests for 510(k) clearance or PMA approval of new products;

•	withdrawing 510(k) clearance or PMA approvals already granted; and

•	criminal prosecution.

The FDA also has the authority to require repair, replacement or refund of the cost of any medical device.

The FDA also administers certain controls over the export of medical devices from the United States, as international sales of medical devices that have not received FDA clearance are subject to FDA export requirements. Additionally, each foreign country subjects such medical devices to its own regulatory requirements. In the European Union, a single regulatory approval process has been created, and approval is represented by the CE Mark.

Pharmaceutical Product Regulation

We have two pharmaceutical product candidates that are regulated by the FDA and will require approval before we can market or sell them as drugs. Any future product candidates or new applications using Microcyn that are classified as drugs will need approval by the FDA.

In the United States, the FDA regulates drugs under the FDCA and implementing regulations that are adopted under the FDCA. In the case of biologics, the FDA regulates such products under the Public Health Service Act. If we fail to comply with the applicable requirements under these laws and regulations at any time during the product development process, approval process, or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, withdrawals of approvals, clinical holds, warning letters, product recalls, product seizures, total or partial suspension of our operations, injunctions, fines, civil penalties or criminal prosecution. Any agency enforcement action could have a material adverse effect on us. The FDA also administers certain controls over the export of drugs and biologics from the United States.

•	Pre-ClinicalPhase. The pre-clinical phase involves the discovery, characterization, product formulation and animal testing necessary to prepare an Investigational New Drug application, or IND, for submission to the FDA. The IND must be accepted by the FDA before the drug can be tested in humans.

•	Clinical Phase. The clinical phase of development follows a successful IND submission and involves the activities necessary to demonstrate the safety, tolerability, efficacy, and dosage of the substance in humans, as well as the ability to produce the substance in accordance with cGMP requirements. Data from these activities are compiled in a New Drug Application, or NDA, or for biologic products a Biologics License Application, or BLA, for submission to the FDA requesting approval to market the drug.

•	Post-Approval Phase. The post-approval phase follows FDA approval of the NDA or BLA, and involves the production and continued analytical and clinical monitoring of the product. The post- approval phase may also involve the development and regulatory approval of product modifications and line extensions, including improved dosage forms, of the approved product, as well as for generic versions of the approved drug, as the product approaches expiration of patent or other exclusivity protection.

Each of these three phases is discussed further below.

Pre-Clinical Phase.  The development of a new pharmaceutical agent begins with the discovery or synthesis of a new molecule. These agents are screened for pharmacological activity using various animal and tissue models, with the goal of selecting a lead agent for further development. Additional studies are conducted to confirm pharmacological activity, to generate safety data, and to evaluate prototype dosage forms for appropriate release and activity characteristics. Once the pharmaceutically active molecule is fully characterized, an initial purity profile of the agent is established. During this and subsequent stages of development, the agent is analyzed to confirm the integrity and quality of material produced. In addition, development and optimization of the initial dosage forms to be used in clinical trials are completed, together with analytical models to determine product stability and degradation. A bulk supply of the active ingredient to support the necessary dosing in initial clinical trials must be secured. Upon successful completion of pre-clinical safety and efficacy studies in animals, an IND submission is prepared and provided to the FDA for review prior to commencement of human clinical trials. The IND consists of the initial chemistry, analytical, formulation, and animal testing data generated during the pre-clinical phase. The review period for an IND submission is 30 days, after which, if no comments are made by the FDA, the product candidate can be studied in Phase I clinical trials.

Clinical Phase.  Following successful submission of an IND, the sponsor is permitted to conduct clinical trials involving the administration of the investigational product candidate to human subjects under the supervision of qualified investigators in accordance with good clinical practice. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study and the parameters to be used in assessing the safety and the efficacy of the drug. Each protocol must be submitted to the FDA as part of the IND prior to beginning the trial. Each trial must be reviewed, approved and conducted under the auspices of an independent Institutional Review Board, and each trial, with limited exceptions, must include the patient’s informed consent. Typically, clinical evaluation involves the following time-consuming and costly three-phase sequential process:

•	Phase I. Phase I human clinical trials are conducted in a limited number of healthy individuals to determine the drug’s safety and tolerability and include biological analyses to determine the availability and metabolization of the active ingredient following administration. The total number of subjects and patients included in Phase I clinical trials varies, but is generally in the range of 20 to 80 people.

•	Phase II. Phase II clinical trials involve administering the drug to individuals who suffer from the target disease or condition to determine the drug’s potential efficacy and ideal dose. These clinical trials are typically well controlled, closely monitored, and conducted in a relatively small number of patients, usually involving no more than several hundred subjects. These trials require scale up for manufacture of increasingly larger batches of bulk chemical. These batches require validation analysis to confirm the consistent composition of the product.

•	Phase III. Phase III clinical trials are performed after preliminary evidence suggesting effectiveness of a drug has been obtained and safety (toxicity), tolerability, and an ideal dosing regimen have been established. Phase III clinical trials are intended to gather additional information about the effectiveness and safety that is needed to evaluate the overall benefit-risk relationship of the drug and to complete the information needed to provide adequate instructions for the use of the drug. Phase III trials usually include from several hundred to several thousand subjects.

Throughout the clinical phase, samples of the product made in different batches are tested for stability to establish shelf life constraints. In addition, large-scale production protocols and written standard operating procedures for each aspect of commercial manufacture and testing must be developed.

Phase I, II, and III testing may not be completed successfully within any specified time period, if at all. The FDA closely monitors the progress of each of the three phases of clinical trials that are conducted under an IND and may, at its discretion, reevaluate, alter, suspend, or terminate the testing based upon the data accumulated to that point and the FDA’s assessment of the risk/benefit ratio to the patient. Clinical investigators, or IRBs, and companies may be subject to pre-approval, routine, or “for cause” inspections by the FDA for compliance with Good Clinical Practices, or GCPs, and FDA regulations governing clinical investigations. The FDA may suspend or terminate clinical trials, or a clinical investigator’s participation in a clinical trial, at any time for various reasons, including a finding that the subjects or patients are being exposed to an unacceptable health risk. The FDA can also request additional clinical trials be conducted as a condition to product approval. Additionally, new government requirements may be established that could delay or prevent regulatory approval of our products under development. Furthermore, institutional review boards, which are independent entities constituted to protect human subjects in the institutions in which clinical trials are being conducted, have the authority to suspend clinical trials in their respective institutions at any time for a variety of reasons, including safety issues.

Post-Approval Phase.  After approval, we are still subject to continuing regulation by the FDA, including, but not limited to, record keeping requirements, submitting periodic reports to the FDA, reporting of any adverse experiences with the product, and complying with drug sampling and distribution requirements. In addition, we are required to maintain and provide updated safety and efficacy information to the FDA. We are also required to comply with requirements concerning advertising and promotional labeling. In that regard, our advertising and promotional materials must be truthful and not misleading. We are also prohibited from promoting any non-FDA approved or “off-label” indications of products. Failure to comply with those requirements could result in significant enforcement action by the FDA, including warning letters, orders to pull the promotional materials, and substantial fines. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval.

Drug and biologics manufacturers and their subcontractors are required to register their facilities and products manufactured annually with the FDA and certain state agencies and are subject to periodic routine and unannounced inspections by the FDA to assess compliance with cGMP regulations. Facilities may also be subject to inspections by other federal, foreign, state, or local agencies. In addition, approved biological drug products may be subject to lot-by-lot release testing by the FDA before these products can be commercially distributed. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance. Future FDA inspections may identify compliance issues at our facilities or at the facilities that may disrupt production or distribution, or require substantial resources to correct.

In addition, following FDA approval of a product, discovery of problems with a product or the failure to comply with requirements may result in restrictions on a product, manufacturer, or holder of an approved marketing application, including withdrawal or recall of the product from the market or other voluntary or FDA-initiated action that could delay further marketing. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications. Also, the FDA may require post-market testing and surveillance to monitor the product’s safety or efficacy, including additional clinical studies, known as Phase IV trials, to evaluate long-term effects.

Regulation of Disinfectants

In October 2004, we obtained EPA authorization, or registration for the distribution and sale of our Microcyn-based product as a hospital grade disinfectant. In August 2006, we received a “show cause” letter from the EPA stating that it was prepared to file a civil administrative complaint against us for violation of federal pesticide legislation in connection with the sale or distribution of a pesticide that did not meet the label’s efficacy claims. On April 5, 2007, we entered into a Consent Agreement and Final Order with the EPA allowing us to amend our EPA registration to a food sanitizer and pay a $20,800 fine without admitting or denying any wrongdoing.

In the United States, the EPA regulates disinfectants as antimicrobial pesticides under the Federal Insecticide, Fungicide and Rodenticide Act, or FIFRA, and the implementing regulations that the EPA has adopted under FIFRA. Before marketing a disinfectant in the United States, we must satisfy the EPA’s pesticide registration requirements. That registration process requires us to demonstrate the disinfectant’s efficacy and to determine the potential human and ecological risks associated with use of the disinfectant. The testing and registration process could be lengthy and could be expensive. There is no assurance, however, that we will be able to satisfy all of the pesticide registration requirements for a particular proposed new disinfectant product. Once we satisfy the FIFRA registration requirements for an individual disinfectant, additional FIFRA regulations will apply to our various business activities, including marketing, related to that EPA-registered product.

Failure to comply with FIFRA’s requirements could expose us to various enforcement actions. FIFRA empowers the EPA to seek administrative or judicial sanctions against those who violate FIFRA. Among the potential FIFRA penalties are civil administrative penalties, stop sale orders, cancellation of our registration, seizures, injunctions and criminal sanctions. If EPA were to initiate a FIFRA enforcement action against us, it could have a material adverse effect on us.

Other Regulation in the United States

Health Care Coverage and Reimbursement by Third-Party Payors

Commercial success in marketing and selling our products depends, in part, on the availability of adequate coverage and reimbursement from third-party health care payors, such as government and private health insurers and managed care organizations. Third-party payers are increasingly challenging the pricing of medical products and services. Government and private sector initiatives to limit the growth of health care costs, including price regulation, competitive pricing, and managed-care arrangements, are continuing in many countries where we do business, including the United States. These changes are causing the marketplace to be more cost-conscious and focused on the delivery of more cost-effective medical products. Government programs, including Medicare and Medicaid, private health care insurance companies, and managed-care plans control costs by limiting coverage and the amount of reimbursement for particular procedures or treatments. This has created an increasing level of price sensitivity among customers for our products. Some third-party payors also require that a favorable coverage determination be made for new or innovative medical devices or therapies before they will provide reimbursement of those medical devices or therapies. Even though a new medical product may have been cleared or approved for commercial distribution, we may find limited demand for the product until adequate coverage and reimbursement have been obtained from governmental and other third-party payors.

Fraud and Abuse Laws

In the United States, we are subject to various federal and state laws pertaining to healthcare fraud and abuse, which, among other things, prohibit the offer or acceptance of remuneration intended to induce or in exchange for the purchase of products or services reimbursed under a federal healthcare program and the submission of false or fraudulent claims with the government. These laws include the federal Anti-Kickback Statute, the False Claim Act and comparable state laws. These laws regulate the activities of entities involved in the healthcare industry, such as us, by limiting the kinds of financial arrangements such entities may have with healthcare providers who use or recommend the use of medical products (including for example, sales and marketing programs, advisory boards and research and educational grants). In addition, in order to ensure that healthcare entities comply with healthcare laws, the Office of Inspector General, or OIG, of the U.S. Department of Health and Human Services recommends that healthcare entities institute effective compliance programs. To assist in the development of effective compliance programs, the OIG has issued model Compliance Program Guidance, or CPG, materials for a variety of healthcare entities which, among other things, identify practices to avoid that may implicate the federal Anti-Kickback Statute and other relevant laws and describes elements of an effective compliance program. While compliance with the CPG materials is voluntary, a recent California law requires pharmaceutical and devices manufacturers to initiate compliance programs that incorporate the CPG and the July 2002 Pharmaceuticals Research and Manufacturers of America Code on Interactions with Healthcare Professionals.

Due to the scope and breadth of the provisions of some of these laws, it is possible that some of our practices might be challenged by the government under one or more of these laws in the future. Violations of these laws, which are discussed more fully below, can lead to civil and criminal penalties, damages, imprisonment, fines, exclusion from participation in Medicare, Medicaid and other federal health care programs, and the curtailment or restructuring of our operations. Any such violations could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Anti-Kickback Laws.  Our operations are subject to federal and state anti-kickback laws. The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration directly or indirectly to induce either the referral of an individual for a good or service reimbursed under a federal healthcare program, or the furnishing, recommending, or arranging of a good or service, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. The definition of “remuneration” has been broadly interpreted to include anything of value, including such items as gifts, discounts, the furnishing of supplies or equipment, waiver of co-payments, and providing anything at less than its fair market value. Because the Anti-Kickback Statute makes illegal a wide variety of common (even beneficial) business arrangements, the OIG was tasked with issuing regulations, commonly known as “safe harbors,” that describe arrangements where the risk of illegal remuneration is minimal. As long as all of the requirements of a particular safe harbor are strictly met, the entity engaging in that activity will not be prosecuted under the federal Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, business arrangements that do not fully satisfy an applicable safe harbor may result in increased scrutiny by government enforcement authorities, such as the OIG. Our agreements to pay compensation to our advisory board members and physicians who conduct clinical trials or provide other services for us may be subject to challenge to the extent they do not fall within relevant safe harbors under state and federal anti-kickback laws. In addition, many states have adopted laws similar to the federal Anti-Kickback Statute which apply to the referral of patients for healthcare services reimbursed by Medicaid, and some have adopted such laws with respect to private insurance. Violations of the Anti-Kickback Statute are subject to significant fines and penalties and may lead to a company being excluded from participating in federal health care programs.

False Claims Laws.  The federal False Claims Act prohibits knowingly filing a false claim, knowingly causing the filing of a false claim, or knowingly using false statements to obtain payment from the federal government. Under the False Claims Act, such suits are known as “qui tam” actions, and those who bring such suits. Individuals may file suit on behalf of the government share in any amounts received by the government pursuant to a settlement. In addition, certain states have enacted laws modeled after the federal False Claims Act under the Deficit Reduction Act of 2005, the federal government created financial incentives for states to enact false claims laws consistent with the federal False Claims Act. As more states enact such laws, we expect the number of qui tam lawsuits to increase. Qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies to have to defend a false claims action, pay fines or be excluded from Medicare, Medicaid or other federal or state government healthcare programs as a result of investigations arising out of such actions.

HIPAA.  Two federal crimes were created under the Health Insurance Portability and Accountability Act of 1996, or HIPAA: healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

Health Information Privacy and Security

Individually identifiable health information is subject to an array of federal and state regulation. Federal rules promulgated pursuant to HIPAA regulate the use and disclosure of health information by “covered entities.” Covered entities include individual and institutional health care providers from which we may receive individually identifiable health information. These regulations govern, among other things, the use and disclosure of health information for research purposes, and require the covered entity to obtain the written authorization of the individual before using or disclosing health information for research. Failure of the covered entity to obtain such authorization could subject the covered entity to civil and criminal penalties. We may experience delays and complex negotiations as we deal with each entity’s differing interpretation of the regulations and what is required for compliance. Also, where our customers or contractors are covered entities, including hospitals, universities, physicians or clinics, we may be required by the HIPAA regulations to enter into “business associate” agreements that subject us to certain privacy and security requirements. In addition, many states have laws that apply to the use and disclosure of health information, and these laws could also affect the manner in which we conduct our research and other aspects of our business. Such state laws are not preempted by the federal privacy law where they afford greater privacy protection to the individual. While activities to assure compliance with health information privacy laws are a routine business practice, we are unable to predict the extent to which our resources may be diverted in the event of an investigation or enforcement action with respect to such laws.

Foreign Regulation

Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the applicable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement also vary greatly from country to country. Although governed by the applicable country, clinical trials conducted outside of the United States typically are administered under a three-phase sequential process similar to that discussed above for pharmaceutical products.

European Union Regulation

Medical Device Regulation.  Our Microcyn products are classified as medical devices in the European Union. In order to sell our medical device products within the European Union, we are required to comply with the requirements of the Medical Devices Directive, or MDD, and its national implementations, including affixing CE Marks on our products. In order to comply with the MDD, we must meet certain requirements relating to the safety and performance of our products and, prior to marketing our products, we must successfully undergo verification of our product’s regulatory compliance, or conformity assessment.

Medical devices are divided into three regulatory classes: Class I, Class IIb and Class III. The nature of the conformity assessment procedures depends on the regulatory class of the product. We executed the conformity assessment for production quality assurance for Class IIb products for Dermacyn Wound Care. Compliance with production quality assurance is audited every year by a private entity certified by government regulators. In order to comply with the examination, we completed, among other things, a risk analysis and presented clinical data, which demonstrated that our products met the performance specifications claimed by us, provided sufficient evidence of adequate assessment of unwanted side effects and demonstrated that the benefits to the patient outweigh the risks associated with the device. We will be subject to continued supervision and will be required to report any serious adverse incidents to the appropriate authorities. We will also be required to comply with additional national requirements that are beyond the scope of the MDD.

We received our CE certificate for Dermacyn Wound Care as a Class IIb medical device in February 2005. There can be no assurance that we will be able to maintain the requirements established for CE Marks for any or all of our products or that we will be able to produce these products in a timely and profitable manner while complying with the requirements of the MDD and other regulatory requirements.

Marketing Authorizations for Drugs.  In order to obtain marketing approval of any of our drug products in Europe, we must submit for review an application similar to a U.S. NDA to the relevant authority. In contrast to the United States, where the FDA is the only authority that administers and approves NDAs, in Europe there are multiple authorities that administer and approve these applications. Marketing authorizations in Europe expire after five years but may be renewed.

We believe that our Microcyn-based drugs will be reviewed by the Committee for Medicinal Products for Human Use, or CHMP, on behalf of the European Medicines Agency, or EMEA. Based upon the review of the CHMP, the EMEA provides an opinion to the European Commission on the safety, quality and efficacy of the drug. The decision to grant or refuse an authorization is made by the European Commission.

Approval of applications can take several months to several years, or may be denied. This approval process can be affected by many of the same factors relating to safety, quality and efficacy as in the approval process for NDAs in the United States. As in the United States, European drug regulatory authorities can require us to perform additional non-clinical studies and clinical trials. The need for such studies or trials, if imposed, may delay marketing approval and involve unanticipated costs. Inspection of clinical investigation sites by a competent authority may also be required as part of the regulatory approval procedure. In addition, as a condition of marketing approval, regulatory agencies in Europe may require post-marketing surveillance to monitor for adverse effects, or other additional studies as deemed appropriate. The terms of any approval, including labeling content, may be more restrictive than expected and could affect the marketability of a product. In addition, after approval for the initial indication, further clinical studies are usually necessary to gain approval for any additional indications.

European GMP.  In the European Union, the manufacture of pharmaceutical products and clinical trial supplies is subject to good manufacturing practice, or GMP, as set forth in the relevant laws and guidelines. Compliance with GMP is generally assessed by the competent regulatory authorities. They may conduct inspections of relevant facilities, and review manufacturing procedures, operating systems and personnel qualifications. In addition to obtaining approval for each product, in many cases each drug manufacturing facility must be approved. Further inspections may occur over the life of the product.

Mexico

The MOH is the authority in charge of sanitary controls in Mexico. Sanitary controls are a group of practices related to the orientation, education, testing, verification and application of security measures and sanctions exercised by the MOH. The MOH acts by virtue of the Federal Commission for the Protection against Sanitary Risks, or COFEPRIS, a decentralized entity of the MOH whose mission is to protect the population against sanitary risks, by means of centralized sanitary regulations, controls and by raising public awareness.

The MOH is responsible for the issuance of Official Mexican Standards and specifications for drugs subject to the provisions of the General Health Law, which govern the process and specifications of drugs, including the obtaining, preparation, manufacturing, maintenance, mixture, conditioning, packaging, handling, transport, distribution, storage and supply of products to the public at large. In addition, a medical device is defined as a device that may contain antiseptics or germicides used in surgical practice or in the treatment of continuity solutions, skin injuries or its attachments.

Regulations applicable to medical devices and drugs are divided into two sections: the business that manufactures the medical device or drug and the product itself.

Manufacturing a Medical Device or Drug.  Under the General Health Law, a business that manufactures drugs is either required to obtain a Sanitary Authorization or to file an Operating Notice. Our Mexico subsidiary is considered a business that manufactures medical devices and therefore is not subject to a Sanitary Authorization, but rather only an Operating Notice.

In addition to its Operating Notice, our Mexico subsidiary has obtained a “Good Processing Practices Certificate” issued by COFEPRIS, which demonstrates that the manufacturing of Microcyn at the facility located in Zapopan, Mexico, operates in accordance with the applicable official standards.

Commercialization of Drugs and Medical Devices.  Drugs and medical devices should be commercialized in appropriate packaging containing labels printed in accordance with specific official standards. For medical devices, there are no specific standards or regulations related to the labeling of the product, but rather only a general standard related to the labeling for all types of products to be commercialized in Mexico. Advertising of medical devices is regulated in the General Health Law and in the specific regulations of the General Health Law related to advertising. Generally, the advertising of medical devices is subject to a permit only in the case that such advertising is directed to the general public.

Medical Devices and Drugs as a Product.  To produce, sell or distribute medical devices, a Sanitary Registry is required in accordance with the General Health Law and the Regulation for Drugs. Such registry is granted for a term of five years, and this term may be extended. The Sanitary Registry may be revoked if the interested party does not request the extension in the term or the product or the manufacturer or the raw material is changed without the permission of the MOH.

The MOH classifies the medical devices in three classes:

•	Class I. Devices for which safety and effectiveness have been duly proved and are generally not used inside the body;

•	Class II. Devices that may vary with respect to the material used for its fabrication or in its concentration and generally used in the inside of the body for a period no greater than 30 days; and

•	Class III. New devices or recently approved devices in the medical practice or those used inside the body and which shall remain inside the body for a period greater than 30 days.

Violation of these regulations may result in the revocation of the registrations or approvals, and, in addition, economic fines. In some cases, such violations may constitute criminal actions.

In addition, regulatory approval of prices is required in most countries other than the United States, which could result in lengthy negotiations delaying our ability to commercialize our products. We face the risk that the prices which result from the regulatory approval process would be insufficient to generate an acceptable return.

Employees

As of March 31, 2007, we had 69 full-time employees, including 15 in manufacturing, 12 in research and development, 6 in regulatory and clinical, 12 in sales and marketing and 14 in executive or administrative functions in the U.S., 3 in administrative functions in Europe, 5 in administrative functions in Mexico, and 2 in information technology function. None of our employees is covered by collective bargaining arrangements, and we consider our relationship with our employees to be good.

Available Information

Our website is located at www.oculusis.com. We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

ITEM 1A:	Risk Factors

Factors that May Affect Results

Risks Related to Our Business

We have a history of losses, we expect to continue to incur losses and we may never achieve profitability.

We have incurred significant net losses in each fiscal year since our inception, including losses of $19.8 million, $21.1 million and $16.5 million for the years ended March 31, 2007, 2006 and 2005 respectively. Our accumulated deficit as of March 31, 2007 was $70.5 million. We have yet to demonstrate that we can generate sufficient sales of our products to become profitable. The extent of our future operating losses and the timing of profitability are highly uncertain, and we may never achieve profitability. Even if we do generate significant revenues from our product sales, we expect that increased operating expenses will result in significant operating losses in the near term as we, among other things:

•	conduct preclinical studies and clinical trials on our products and product candidates;

•	seek FDA clearance to market Microcyn as a drug in the United States;

•	increase our research and development efforts to enhance our existing products, commercialize new products and develop new product candidates;

•	establish additional and expand existing manufacturing facilities; and

•	grow our sales and marketing capabilities in the United States and internationally.

As a result of these activities, we will need to generate significant revenue in order to achieve profitability and may never become profitable. We must also maintain specified cash reserves in connection with our loan and security agreement which may limit our investment opportunities. Failure to maintain these reserves could result in our secured lenders foreclosing against our assets or imposing significant restrictions on our operations. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

Without raising additional capital, we would curtail certain operational activities in order to reduce costs. We cannot provide any assurance that we will secure any commitments for new financing on acceptable terms, if at all.

Because all of our products are based on our Microcyn platform technology, we will need to generate sufficient revenues from the sale of Microcyn to execute our business plan.

All of our products are based on our Microcyn platform technology, and we do not have any non-Microcyn product candidates that will generate revenues in the foreseeable future. Accordingly, we expect to derive substantially all of our future revenues from sales of our current Microcyn products. We have only been selling our products since July 2004, and substantially all of our historical product revenues have been from sales of Microcyn in Mexico. Although we began selling in Europe in October 2004, in the United States in June 2005, and in India in July 2006, our product revenues outside of Mexico were not significant prior to fiscal year 2007. For example, product revenues from countries outside of Mexico were just 9% of our product revenues for the year ended March 31, 2006. However, during the year ended March 31, 2007, the percentage of product revenues from outside of Mexico increased to 32%. Microcyn has not been adopted as a standard of care for wound treatment in any country and may not gain acceptance among physicians, nurses, patients, third-party payors and the medical community. Existing protocols for wound care are well established within the medical community and tend to vary geographically, and healthcare providers may be reluctant to alter their protocols to include the use of Microcyn. If Microcyn does not achieve an adequate level of acceptance, we will not generate sufficient revenues to become profitable. We recently decreased our sales and marketing activities in Europe and Mexico, which could materially affect our revenues in the geographic areas in the future.

Our inability to raise additional capital on acceptable terms in the future may cause us to curtail certain operational activities, including regulatory trials, sales and marketing, and international operations, in order to reduce costs and sustain the business, and would have a material adverse effect on our business and financial condition.

We expect capital outlays and operating expenditures to increase over the next several years as we work to conduct regulatory trials, commercialize our products and expand our infrastructure. We have entered into debt financing arrangements which are secured by all of our assets. We may need to raise additional capital to, among other things:

•	fund our clinical trials and preclinical studies;

•	sustain commercialization of our current products or new products;

•	expand our manufacturing capabilities;

•	increase our sales and marketing efforts to drive market adoption and address competitive developments;

•	acquire or license technologies; and

•	finance capital expenditures and our general and administrative expenses.

Our present and future funding requirements will depend on many factors, including:

•	the progress and timing of our clinical trials;

•	the level of research and development investment required to maintain and improve our technology position;

•	cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	our efforts to acquire or license complementary technologies or acquire complementary businesses;

•	changes in product development plans needed to address any difficulties in commercialization;

•	competing technological and market developments; and

•	changes in regulatory policies or laws that affect our operations.

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

One of our non-commercialized products, when tested by the U.S. Environmental Protection Agency, or EPA, did not meet certain efficacy standards based on an EPA test protocol that used parameters that differed from those parameters previously used by us when we originally registered this product as an EPA registered disinfectant product.

In October 2004, after EPA review of our registration filing, including the results of disinfectant efficacy testing conducted by an independent laboratory retained by us, we obtained EPA authorization, or registration, for the distribution and sale of our Microcyn-based product, which we call Cidalcyn, as a hospital grade disinfectant. Although we have not commercialized Cidalcyn, we previously provided samples to potential marketing partners and other entities for product evaluation. Subsequently, in July 2006, we were informed by the EPA that in more recent tests conducted by the EPA, Cidalcyn did not meet efficacy standards when tested against three specified pathogens (Pseudomonas aeruginosa, Staphylococcus aureus and Mycobacterium tuberculosis) when used according to label directions. We believe the EPA test protocol utilizes a bacterial culture to challenge a disinfectant in a test method which does not replicate a human wound environment and which is not used to evaluate the safety or efficacy of wound care products by the FDA or CE Mark. We believe the EPA test made use of a bacterial culture which contained a significantly higher concentration of pathogens than the culture used in the independent test, the results of which we submitted to the EPA for registration purposes. This increased concentration of bacteria might have overwhelmed our Cidalcyn product. Subsequent testing we have conducted appears to have confirmed the EPA’s results against two of the three pathogens. Based on the EPA’s own testing, the EPA strongly recommended that we immediately recall all Cidalcyn distributed on and after September 28, 2005. Accordingly, we promptly and voluntarily ceased all distribution of Cidalcyn to end users, and we are not providing the product to distributors or retailers for re-distribution to third parties or end users; we have ceased promoting Cidalcyn; and we have contacted the entities and small number of individuals in the United States who are not our employees, to whom the Cidalcyn product had been provided for evaluation purposes during the one-year period (the product’s shelf-life) prior to our receipt of the EPA’s recent notification to ensure they have been informed not to use any remaining quantities they might have in their possession. In August 2006, we received a “show cause” letter from the EPA stating that it was prepared to file a civil administrative complaint against us for violation of federal pesticide legislation in connection with the sale or distribution of a pesticide that did not meet the label’s efficacy claims, and it gave us the opportunity to advise the EPA of any factors we believe the EPA should consider before issuing a civil complaint. We have engaged in discussions with the EPA and since that time and worked cooperatively with the EPA to resolve this matter. Unless and until we provide new information to support the original label claims of Cidalcyn to the EPA, there will not be any sales or other distributions of the product in the United States as a hospital grade disinfectant. On April 5, 2007, we entered into a Consent Agreement and Final Order with the EPA allowing us to amend our EPA registration to a food sanitizer and pay a $20,800 fine without admitting or denying any wrongdoing.

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

To obtain regulatory approval of our products as drugs in the United States, we must first show that our products are safe and effective for target indications through preclinical studies (laboratory and animal testing) and clinical trials (human testing). The FDA generally clears marketing of a medical device through the 510(k) pre-market clearance process if it is demonstrated that the new product has the same intended use and the same or similar technological characteristics as another legally marketed Class II device, such as a device already cleared by the FDA through the 510(k) premarket notification process, and otherwise meets the FDA’s requirements. Product modifications, including labeling the product for a new intended use, may require the submission of a new 510(k) clearance and FDA approval before the modified product can be marketed.

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

In accordance with the settlement of a trademark infringement lawsuit filed against us in Mexico, we have agreed to stop using the name Microcyn60 in Mexico by September 2007. In addition, in May 2006, a complaint was filed against us for trademark confusion in connection with the same tradename, and we are in settlement negotiations concerning such claim. We have marketed our products in Mexico under the brand name of Microcyn60 since 2004. During the year ended March 31, 2007, 68% of our product revenues were derived from Mexico. As a result of our agreement to change our product name, we may lose the benefit of the brand name recognition we have generated in the region and our product sales in Mexico could decline. In locations where we have distributed our products, we believe that the brand names of those products have developed name recognition among consumers who purchase them. Any change to the brand name of our other products may cause us to lose such name recognition, which may lead to confusion in the marketplace and a decline in sales of our products.

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

Our business strategy and our short- and long-term operating results will depend in part on our ability to execute on existing strategic collaborations and to license or partner with new strategic partners. We believe collaborations allow us to leverage our resources and technologies and to access markets that are compatible with our own core areas of expertise while avoiding the cost of establishing a direct sales force in each market. We may incur significant costs in the use of third parties to identify and assist in establishing relationships with potential collaborators.

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

We have very limited commercialization capability and make Microcyn-based products available primarily through our website, one national distributor and several regional distributors. We plan for a more aggressive commercialization and product launch in the event we obtain drug approval from the FDA. Developing a sales force is expensive and time consuming, and the lack of qualified sales personnel could delay or limit the success of our product launch. Our domestic sales force, if established, will be competing with the sales operations of our competitors, which are better funded and more experienced. We may not be able to develop domestic sales capacity on a timely basis or at all.

We may incur significant liabilities in connection with our relationship with a former distributor in Mexico.

On June 16, 2005, we entered into a series of agreements with Quimica Pasteur, or QP, a Mexico-based distributor of pharmaceutical products to hospitals and health care entities owned or operated by the Mexican Ministry of Health, or MOH. These agreements provided, among other things, for QP to act as our exclusive distributor of Microcyn to the MOH for a period of three years. We were granted an option to acquire all except a minority share of the equity of QP directly from its principals. In addition, two of our employees were appointed as officers of QP, which resulted in the establishment of financial control of QP by our company under applicable accounting literature. As a result of our agreements, we were required to consolidate QP’s operations with our financial results for a portion of our year ended March 31, 2006. In connection with our audit of QP’s financial statements in late 2005, we were made aware of a number of facts that suggested that QP or its principals may have engaged in some form of tax avoidance practice in Mexico prior to the execution of the agreements between our company and QP. We did not discover these facts prior to our execution of these agreements or for several months thereafter. Our prior independent auditors informed us that we did not have effective anti-fraud programs designed to detect the type of activities in which QP’s principals engaged or the personnel to effectively evaluate and determine the appropriate accounting for non-routine or complex accounting transactions. Our audit committee engaged an outside law firm to conduct an investigation whose findings implicated QP’s principals in a systemic tax avoidance practice prior to June 16, 2005. We estimate that QP’s liability for taxes, interest and penalties related to these practices could amount to $7 million or more. Based on the results of this investigation, we terminated our agreements with QP effective March 26, 2006.

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

The machines used to manufacture our Microcyn-based products are complex, use complicated software and must be monitored by highly trained engineers. Slight deviations anywhere in our manufacturing process, including quality control, labeling and packaging, could lead to a failure to meet the specifications required by the FDA, the EPA, European notified bodies, Mexican regulatory agencies and other foreign regulatory bodies, which may result in lot failures or product recalls. In August 2006, we received a “show cause” letter from the EPA, which stated that, in tests conducted by the EPA, Cidalcyn was found to be ineffective in killing specified pathogens when used according to label directions. We gathered records for review to determine if there might have been any problems in production of the lot tested by the EPA. We have also quarantined all remaining quantities of the production lot in question. If we are unable to obtain quality internal and external components, mechanical and electrical parts, if our software contains defects or is corrupted, or if we are unable to attract and retain qualified technicians to manufacture our products, our manufacturing output of Microcyn, or any other product candidate based on our platform that we may develop, could fail to meet required standards, our regulatory approvals could be delayed, denied or revoked, and commercialization of one or more of our Microcyn-based products may be delayed or foregone. Manufacturing processes that are used to produce the smaller quantities of Microcyn needed for our clinical test and current commercial sales may not be successfully scaled up to allow production of significant commercial quantities. Any failure to manufacture our products to required standards on a commercial scale could result in reduced revenues, delays in generating revenue and increased costs.

Our competitive position depends on our ability to protect our intellectual property and our proprietary technologies.

Our ability to compete and to achieve and maintain profitability depends on our ability to protect our intellectual property and proprietary technologies. We currently rely on a combination of patents, patent applications, trademarks, trade secret laws, confidentiality agreements, license agreements and invention assignment agreements to protect our intellectual property rights. We also rely upon unpatented know-how and continuing technological innovation to develop and maintain our competitive position. These measures may not be adequate to safeguard our Microcyn technology. In addition, we granted a security interest in our assets, including our intellectual property, under two loan and security agreements. If we do not protect our rights adequately, third parties could use our technology, and our ability to compete in the market would be reduced.

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

In March 2003, we obtained an exclusive license to six issued Japanese patents and five Japanese published pending patent applications owned by Coherent Technologies. The issued Japanese patents and pending Japanese patent applications relate to an earlier generation of super-oxidized water product with an acidic pH and not the current commercialized Microcyn. The patents that cover the method and apparatus for the production of the earlier generation of super-oxidized water will expire between 2011 and 2014. In June 2006, we received written notice from Coherent Technologies advising us that the patent license was terminated, citing various reasons with which we disagree. Since that time we have engaged in discussions with Coherent Technologies concerning the license agreement and our continued business relationship. Although we do not believe Coherent Technologies has grounds to terminate the license, we may have to take legal action to preserve our rights under the license and to enjoin Coherent Technologies from breaching its terms. We do not know whether we would prevail in any such action, which would be costly and time consuming, and we could lose our rights under the license, which could have a material adverse impact on our business opportunities in Japan. In addition, we could have to defend ourselves against infringement claims from Coherent Technologies in Japan based on their position on termination of the license.

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

We have international operations in Mexico and Europe. For the fiscal years ended March 31, 2007, 2006 and 2005, approximately 78%, 72% and 35%, respectively, of our total revenue was generated from sales outside of the United States. Our business is highly regulated for the use, marketing and manufacturing of our Microcyn products both domestically and internationally. Our international operations are subject to risks, including:

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

Our success depends largely on the skills, experience and performance of key members of our executive management team, including Hojabr Alimi, our Chief Executive Officer, and a member of our Board of Directors and Robert Northey, our Vice President of Research and Development.. The efforts of these people will be critical to us as we continue to develop our products and attempt to commercialize products in the chronic and acute wound care market. If we were to lose one or more of these individuals, we may experience difficulties in competing effectively, developing our technologies and implementing our business strategies.

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

An important element of our business strategy will be to enter into collaborative or license arrangements under which we license our Microcyn technology to other parties for development and commercialization. We expect that while we may initially seek to conduct initial clinical trials on our drug candidates, we may need to seek collaborators for a number of our potential products because of the expense, effort and expertise required to conduct additional clinical trials and further develop those potential products candidates. Because collaboration arrangements are complex to negotiate, we may not be successful in our attempts to establish these arrangements. If we need third party assistance in identifying and negotiating one or more acceptable arrangements, it might be costly. Also, we may not have products that are desirable to other parties, or we may be unwilling to license a potential product because the party interested in it is a competitor. The terms of any arrangements that we establish may not be favorable to us. Alternatively, potential collaborators may decide against entering into an agreement with us because of our financial, regulatory or intellectual property position or for scientific, commercial or other reasons. If we are not able to establish collaborative agreements, we may not be able to develop and commercialize new products, which would adversely affect our business and our revenues.

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

We previously had agreements to pay compensation to our advisory board members and physicians who conduct clinical trials or provide other services for us. Currently, these agreements have been terminated. The agreements may be subject to challenge to the extent they do not fall within relevant safe harbors under federal and similar state anti-kickback laws. If our past or present operations, including, but not limited to, our consulting arrangements with our advisory board members or physicians conducting clinical trials on our behalf, or our promotional or discount programs, are found to be in violation of these laws, we or our officers may be subject to civil or criminal penalties, including large monetary penalties, damages, fines, imprisonment and exclusion from government healthcare program participation, including Medicare and Medicaid.

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

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the Securities and Exchange Commission, or the Commission, including expanded disclosures and accelerated reporting requirements and more complex accounting rules for the reporting period ending March 31, 2008. Compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and other requirements will increase our costs and require additional management resources. In a letter following their dismissal, our prior independent auditors informed us that we did not have the appropriate financial management and reporting structure in place to meet the demands of a public company and that our accounting and financial personnel lacked the appropriate level of accounting knowledge, experience and training. Our current independent auditors recommended certain changes in our internal controls, which we are working on. We have upgraded our finance and accounting systems, procedures and controls and will need to continue to implement additional finance and accounting systems, procedures and controls as we grow our business and organization, enter into complex business transactions and take actions designed to satisfy new reporting requirements. Specifically, our experience with QP indicated that we need to better plan for complex transactions and the application of complex accounting principles relating to those transactions. If we are unable to complete the required Section 404 assessment as to the adequacy of our internal control over financial reporting, if we fail to maintain or implement adequate controls, or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting as of the date of our second Annual Report on Form 10-K for which compliance is required and thereafter, our ability to obtain additional financing could be impaired. In addition, investors could lose confidence in the reliability of our internal control over financial reporting and in the accuracy of our periodic reports filed under the Securities Exchange Act of 1934. A lack of investor confidence in the reliability and accuracy of our public reporting could cause our stock price to decline.

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

Fluctuations in our operating results may lead to fluctuations, including declines, in our share price. Our operating results and our share price may fluctuate from period to period due to a variety of factors, including:

•	demand by physicians, other medical staff and patients for our Microcyn products;

•	reimbursement decisions by third-party payors and announcements of those decisions;

•	clinical trial results and publication of results in peer-reviewed journals or the presentation at medical conferences;

•	the inclusion or exclusion of our Microcyn products in large clinical trials conducted by others;

•	actual and anticipated fluctuations in our quarterly financial and operating results;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	issues in manufacturing our product candidates or products;

•	new or less expensive products and services or new technology introduced or offered by our competitors or us;

•	the development and commercialization of product enhancements;

•	changes in the regulatory environment;

•	delays in establishing new strategic relationships;

•	costs associated with collaborations and new product candidates;

•	introduction of technological innovations or new commercial products by us or our competitors;

•	litigation or public concern about the safety of our product candidates or products;

•	changes in recommendations of securities analysts or lack of analyst coverage;

•	failure to meet analyst expectations regarding our operating results;

•	additions or departures of key personnel; and

•	general market conditions.

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

Prior to our initial public offering, there was no public market for our common stock. Although we listed our common stock listed on the Nasdaq Global Market, an active and liquid trading market for our common stock has not yet and may not ever develop or be sustained. You may not be able to sell your shares quickly or at or above the initial offering price if trading in our stock is not active.

Future sales of shares by our stockholders could cause the market price of our common stock to drop significantly, even if our business is doing well.

We had 11,844,411 outstanding shares of common stock-based on the number of shares outstanding at March 31, 2007. The outstanding shares will become available for resale in the public market as shown in the chart below.

Number of Restricted Shares
7,976,604 shares.	Date Available for Sale Into Public Market Immediately upon expiration of the 180-day lock up period
193,580 shares	At some point after expiration of the 180-day lock up period

Additional sales of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline.

We do not expect to pay dividends in the foreseeable future. As a result, you must rely on stock appreciation, if any, for a return on your investment.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. Any payment of cash dividends will depend on our financial condition, results of operations, capital requirements and other factors and will be at the discretion of our Board of Directors. In addition, under two of our secured loans, we will not pay any dividends without our secured lenders’ prior written consent for as long as we have any outstanding obligations to the secured lenders. Accordingly, you will have to rely on appreciation in the price of our common stock, if any, to earn a return on your investment in our common stock. Furthermore, we may in the future become subject to contractual restrictions on, or prohibitions against, the payment of dividends.

We may allocate our cash and cash equivalents in ways with which you may not agree.

Our management has broad discretion in using our cash and cash equivalents and may use them in ways with which you may disagree. For example, we have deposited $2 million into a segregated account to which we do not have access to assure payment under one of our secured loan agreements. You and other stockholders may not agree with our decisions about the use of our reserves. Because we are not required to allocate our cash and cash equivalents to any specific investment or transaction, you cannot determine at this time the value or propriety of our application of our cash position. Moreover, you will not have the opportunity to evaluate the economic, financial or other information on which we base our decisions on how to use our cash and cash equivalents. As a result, we may use our cash and cash equivalents for corporate purposes that do not immediately enhance our prospects for the future or increase the value of your investment.

Anti-takeover provisions in our charter, by-laws and Delaware law may make it more difficult for you to change our management and may also make a takeover difficult.

Our corporate documents and Delaware law contain provisions that limit the ability of stockholders to change our management and may also enable our management to resist a takeover. These provisions include:

•	the ability of our Board of Directors to issue and designate the rights of, without stockholder approval, up to 5,000,000 shares of convertible preferred stock, which rights could be senior to those of common stock;

•	limitations on persons authorized to call a special meeting of stockholders; and

•	advance notice procedures required for stockholders to make nominations of candidates for election as directors or to bring matters before an annual meeting of stockholders.

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

Our charter documents allow us to issue up to 100,000,000 shares of our common stock and to issue and designate the rights of, without stockholder approval, up to 5,000,000 shares of convertible preferred stock. In the event we issue additional shares of our capital stock, dilution to our stockholders could result. In addition, if we issue and designate a class of convertible preferred stock, these securities may provide for rights, preferences or privileges senior to those of holders of our common stock.

ITEM 1B:	Unresolved Staff Comments

None.

ITEM 2.	Properties

We currently lease approximately 12,000 square feet of office, research and manufacturing space in Petaluma, California, which serves as our principal executive offices. We also lease approximately 28,000 square feet of office space in an adjacent building for manufacturing and research and development. Both leases expire in September 2007. We are currently in negotiations with our landlord and expect to extend both leases.

We lease approximately 4,000 square feet of office space and approximately 14,000 square feet of manufacturing and warehouse space in Zapopan, Mexico, under a lease that expires in April 2011. We lease approximately 5,000 square feet of office space and approximately 14,000 square feet of manufacturing and warehouse space in Sittard, The Netherlands, under leases that expire in January 2009. As we expand, we may need to establish manufacturing facilities in other countries.

We believe that, once we have determined whether to extend our leases in Petaluma or to lease space elsewhere, our properties will be adequate to meet our needs through March 2008.

ITEM 3.	Legal Proceedings

In November 2005, the Company identified a possible criminal misappropriation of its technology in Mexico, and it notified the Mexican Attorney General’s office. The Company believes the Mexican Attorney General is currently conducting an investigation.

On March 14, 2006, the Company filed suit in the U.S. District Court for the Northern District of California against Nofil Corporation and Naoshi Kono, Chief Executive Officer of Nofil for breach of contract, misappropriation of trade secrets and trademark infringement. The Company believes that Nofil Corporation violated key terms of both an exclusive purchase agreement and non-disclosure agreement by contacting and working with a potential competitor in Mexico. In the complaint, the Company seeks damages of $3,500,000 and immediate injunctive relief. On February 13, 2007, Nofil filed an answer and cross-complaint, and it subsequently filed two amendments to the cross complaint. The cross-complaint, which alleges fraudulent inducement to enter contracts, breach of non-disclosure contract, trade secret misappropriation, conversion and violation under civil RICO statutes by the Company, seeks damages of $4.5 million and equitable relief. The Company believes that Nofil’s claims are without merit and intends to defend its position with respect to this matter. No trial date has been set.

The Company settled a trademark matter in Mexico in August 2006 asserting confusion in trademarks with respect to the Company’s use of the name Microcyn60 in Mexico. Although the Company believes that the nature and intended use of its products are different from those with the similar names, it has agreed with one of the parties to stop using the name Microcyn60 by September 2007. Company management believes that the name change will satisfy an assertion that the Company’s trademark use has caused confusion. Company management believes that the Company could incur a possible loss of approximately $100,000 for the use of the name Microcyn60 during the year following the date of settlement.

On June 2, 2006, Oculus Technologies of México SA de CV (OTM) filed an executory action in the Second Mercantile Court at Guadalajara, Mexico, an action used to secure payment of a commercial debt based on a promissory note signed by Quimica Pasteur S de RL (QP) for approximately $770,000. The attachment took place on February 7, 2007 and allowed OTM to attach accounts receivables, bank accounts and some vehicles of QP to secure the debt. No trial date has been set.

In June 2006, the Company received a written communication from the grantor of a license to an earlier generation of its technology indicating that such license was terminated due to an alleged breach of the license agreement by the Company. The license agreement extends to the Company’s use of the technology in Japan only. While the Company does not believe that the grantor’s revocation is valid under the terms of the license agreement and no legal claim has been threatened to date, the Company cannot provide any assurance that the grantor will not take legal action to restrict the Company’s use of the technology in the licensed territory.

While the Company management does not anticipate that the outcome of this matter is likely to result in a material loss, there can be no assurance that if the grantor pursues legal action, such legal action would not have a material adverse effect on the Company’s financial position or results of operations.

In October 2004, we obtained EPA authorization, or registration, for the distribution and sale of our Microcyn- based product as a hospital grade disinfectant. In August 2006, we received a “show cause” letter from the EPA stating that it was prepared to file a civil administrative complaint against us for violation of federal pesticide legislation in connection with the sale or distribution of a pesticide that did not meet the label’s efficacy claims. On April 5, 2007, we entered into a Consent Agreement and Final Order with the EPA allowing us to amend our EPA registration to a food sanitizer and pay a $20,800 fine without admitting or denying any wrongdoing.

In April 2005, the Company was named as a defendant in an employment related matter under a complaint filed by one of its former employees in the Superior Court of the State of California in the County of Sonoma. The Company entered into a settlement agreement with the plaintiff in November 2006, which provides for the payment of $250,000 cash and the issuance of a warrant, valued at $365,000, to purchase 50,000 shares of our common stock exercisable at $3.00 per share, and the plaintiff has agreed to dismiss his claim and has waived any other previous claims against us.

In September 2006, a consulting firm in Mexico City contacted the Company threatening legal action in Mexico, alleging breach of contract and claiming damages of $225,000. In December 2006, the Company entered into a settlement agreement with the consulting firm under which the Company paid $115,000 for the dismissal of the consulting firm’s claim and release of all claims against the Company.

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

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Our common stock is traded on the Nasdaq Global Market under the symbol “OCLS” and has been trading since our initial public offering on January 25, 2007. The following table sets forth the range of high and low sale prices for our common stock, based on the last daily sale, in each of the quarters since our stock began trading:

	Low	High

2007:
Fourth Quarter (from January 25, 2007)	$5.66	$8.40

According to the records of our transfer agent, we had 680 stockholders of record as of May 31, 2007.

(b) We have never declared or paid any cash dividends on our capital stock, and we do not currently intend to pay any cash dividends on our common stock in the foreseeable future. Pursuant to our Loan and Security Agreement dated March 25, 2004 with Venture Lending & Leasing III, Inc. and our Loan and Security Agreement dated June 14, 2006 with Venture Lending & Leasing IV, Inc., each as amended, we will not pay any dividends without our secured lenders’ prior written consent for so long as we have any outstanding obligations to the secured lenders.

(c) Information regarding the securities authorized for issuance under our equity compensation plans can be found under Item 12 of Part III of this Report.

(d) On January 24, 2007, a Registration Statement on Form S-1 (File No. 333-135584) relating to our initial public offering was declared effective by the SEC. Roth Capital Partners acted as the managing underwriter. The closing was January 30, 2007, and on February 16, 2007, our underwriters exercised their option to sell over-allotment shares. In total, the net offering proceeds to us including over-allotment shares were approximately $21.9 million (after deducting underwriting discounts, commissions and offering expenses). Through March 31, 2007, $3.7 million of the net proceeds were used, including $845,000 for working capital and general corporate purposes, $1.6 million for clinical trials and related research and development, and $1.2 million for sales and marketing activities worldwide. A portion of the net proceeds may also be used to acquire or invest in complementary businesses, technologies, services or products. Pending use for these or other purposes, net proceeds have been invested in interest bearing, investment grade securities.

(e) During the three months ended March 31, 2007, we did not sell any equity securities that were not registered with the Securities Act, nor did we purchase any of our equity securities. However, during the fiscal year ended March 31, 2007 the period covered by this report, we had sales of unregistered equity securities.

(f) Stock Performance Graph

The following information is not deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.

Set forth below is a line graph showing the cumulative total stockholder return (change in stock price plus reinvested dividends) assuming the investment of $100 on January 25, 2007 (the day of our initial public offering) in each of our common stock, the NASDAQ Market Index and the NASDAQ Biotechnology Index for the period commencing on January 25, 2007 and ending on March 31, 2007. The comparisons in the table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG OCULUS INNOVATIVE SCIENCES, INC.,
NASDAQ COMPOSITE AND NASDAQ BIOTECH INDEX

	1/25/07	3/31/07
Oculus Innovative Sciences, Inc.	$100.00	$76.28
NASDAQ Biotechnology Index	$100.00	$94.81
NASDAQ Composite Index	$100.00	$99.48

ITEM 6.	Selected Financial Data

You should read the following selected consolidated financial data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Form 10-K. The selected consolidated statements of operations data for each of the years ended March 31, 2007, 2006 and 2005 and the selected consolidated balance sheet data as of March 31, 2007 and 2006 have been derived from our audited consolidated financial statements and related notes included elsewhere in this Form 10-K. The selected consolidated statements of operations data for the years ended March 31, 2004 and 2003 and the selected consolidated balance sheet data as of March 31, 2005, 2004 and 2003 have been derived from our consolidated financial statements and related notes not included in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the year ended March 31, 2003 and the selected consolidated balance sheet data as of March 31, 2003 have not been audited. The unaudited financial statements include, in the opinion of management, all adjustments that management considers necessary for the fair presentation of the financial information set forth in those statements. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Year Ended March 31,
	2007	2006	2005	2004	2003
					(Unaudited)

Consolidated statement of operations data (in thousands, except per share data):
Revenues
Product	$3,679	$1,966	$473	$95	$—
Service	864	618	883	807	2,470

Total revenues	4,543	2,584	1,356	902	2,470

Cost of revenues
Product(1)	2,104	3,899	2,211	1,403	—
Service(1)	895	1,003	1,311	1,265	1,768

Total cost of revenues	2,999	4,902	3,522	2,668	1,768

Gross profit (loss)	1,544	(2,318)	(2,166)	(1,766)	702
Operating expenses
Research and development(1)	4,508	2,600	1,654	1,413	68
Selling, general and administrative(1)	16,520	15,933	12,492	3,918	2,102

Total operating expenses	21,028	18,533	14,146	5,331	2,170

Loss from operations	(19,484)	(20,851)	(16,312)	(7,097)	(1,468)
Interest expense	(956)	(172)	(372)	(178)	(123)
Interest income	312	282	8	3	—
Other income (expense), net	345	(377)	146	(26)	(4)

Net loss from continuing operations	(19,783)	(21,118)	(16,530)	(7,298)	(1,595)
Loss from operations of discontinued business	—	(818)	—	—	—
Loss on disposal of discontinued business	—	(1,163)	—	—	—

Loss on discontinued operations	—	(1,981)	—	(7,298)	(1,595)

Net loss	(19,783)	(23,099)	(16,530)	(7,298)	(1,595)
Preferred stock dividends	(404)	(121)	—	—	—

Net loss available to common stockholders	$(20,187)	$(23,220)	$(16,530)	$(7,298)	$(1,595)

Net loss per common share: basic and diluted
Continuing operations	$(3.71)	$(5.12)	$(4.22)	$(1.87)	$(0.42)
Discontinued operations	—	(0.48)	—	—	—

	$(3.71)	$(5.60)	$(4.22)	$(1.87)	$(0.42)
Weighted-average number of shares used in per common share calculations:
Basic and diluted	5,448	4,150	3,914	3,911	3,827

(1)	Includes the following stock-based compensation charges (in thousands):

	Year Ended March 31,
	2007	2006	2005	2004	2003
					(Unaudited)

Cost of revenues
Product	$—	$2	$2	$—	$—
Service	4	1	3	10	55
Operating expenses
Research and development	70	52	5	56	—
Selling, general and administrative	1,508	542	2,339	358	186

	Year Ended March 31,
	2007	2006	2005	2004	2003
					(Unaudited)

Consolidated Balance Sheet Data (in thousands):
Cash and cash equivalents	$19,050	$7,448	$3,287	$869	$177
Working capital	13,834	5,127	663	(1,186)	(145)
Total assets	26,9	12,689	6,940	2,992	961
Total liabilities	12,049	5,351	4,738	3,374	1,040
Total stockholders’ equity (deficit)	14,901	7,338	2,202	(382)	(79)

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Oculus Innovative Sciences is a biopharmaceutical company that develops, manufactures and markets a family of products, based on its platform technology called Microcyn, intended to help prevent and treat infections in chronic and acute wounds. Microcyn is a non-irritating oxychlorine compound designed to treat a wide range of pathogens, including antibiotic-resistant strains of bacteria, viruses, fungi and spores.

Financial Operations Overview

Revenues

We derive our revenues from product sales and service arrangements. Product revenues are generated from the sale of Microcyn products to hospitals, medical centers, doctors, pharmacies, distributors and strategic partners, and are generally recorded upon shipment following receipt of a purchase order or upon obtaining proof of sell-through by a distributor. Product sales are made either through direct sales personnel or distributors.

Service revenues are derived from consulting and testing contracts. Service revenues are generally recorded upon performance under the service contract. Revenues generated from testing contracts are recorded upon completion of the test and when the final report is sent to the customer. We have refocused our business efforts away from consulting and testing services toward the completion of our clinical trials and eventual commercialization of Microcyn. As a result, we expect service revenues to continue to significantly decline in future periods.

Cost of Revenues

Cost of product revenues represents the costs associated with the manufacturing of our products, including expenses for our various facilities which are fixed, and related personnel cost and the cost of materials used to produce our products. Cost of service revenues consists primarily of personnel related expenses and supplies.

Research and Development Expense

Research and development expense consists of costs related to the research and development of Microcyn and our manufacturing process, the development of new products and new delivery systems for our products and to carry out preclinical studies and clinical trials to obtain various regulatory approvals. Research and development expense is charged as incurred.

Selling, General and Administrative Expense

Selling, general and administrative expense consists of personnel related costs, including salaries and sales commissions, and education and promotional expenses associated with Microcyn and costs related to administrative personnel and senior management. These expenses also include the costs of educating physicians and other healthcare professionals regarding our products and participating in industry conferences and seminars. Selling, general and administrative expense also includes travel costs, outside consulting services, legal and accounting fees and other professional and administrative costs.

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

Effective April 1, 2006, we adopted SFAS No. 123(R) “Share Based Payment” (“SFAS 123(R)”). This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123(R) addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123(R), SBP awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will result in a charge to operations.

We had a choice of two attribution methods for allocating compensation costs under SFAS 123(R): the “straight-line method,” which allocates expense on a straight-line basis over the requisite service period of the last separately vesting portion of an award, or the “graded vesting attribution method,” which allocates expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. We chose the former method and amortized the fair value of each option on a straight-line basis over the requisite period of the last separately vesting portion of each award.

Under SFAS 123(R), nonpublic entities, including those that become public entities after June 15, 2005, that used the minimum value method of measuring equity share options and similar instruments for either recognition or pro forma disclosure purposes under Statement 123 are required to apply SFAS 123(R)prospectively to new awards and to awards modified, repurchased, or cancelled after the date of adoption. In addition, SFAS 123(R), requires such entities to continue accounting for any portion of awards outstanding at the date of initial application using the accounting principles originally applied to those awards. Accordingly, stock-based compensation expense relating to awards granted prior to April 1, 2006 that are expected to vest in periods ending after April 1, 2006 are being recorded in accordance with the provisions of APB 25 and its related interpretive guidance.

We have adopted the prospective method with respect to accounting for its transition to SFAS 123(R). Accordingly, we recognized in salaries and related expense in the statement of operations $158,000 of stock-based compensation expense during the year ended March 31, 2007, which represents the intrinsic value amortization of options granted prior to April 1, 2006 that we are continuing to account for using the recognition and measurement principles prescribed under APB 25. We also recognized in salaries and related expense in the statement of operations $815,000 of stock-based compensation expense during the year ended March 31, 2007 which represents the amortization of the fair value of options granted subsequent to adoption of SFAS 123(R). During the year ended March 31, 2007, we reclassified certain components of our stockholders’ equity section to reflect the elimination of deferred compensation arising from unvested share-based compensation pursuant to the requirements of Staff Accounting Bulletin No. 107, regarding Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.” This deferred compensation was previously recorded as an increase to additional paid-in capital with a corresponding reduction to stockholders’ equity for such deferred compensation. This reclassification has no effect on net income or total stockholders’ equity as previously reported. We will record an increase to additional paid-in capital as the share-based payments vest.

Total non-cash stock-compensation charges were $1.6 million, $597,000, and $2.3 million for the years ended March 31, 2007, 2006, and 2005 respectively. The losses from operations excluding non-cash stock-compensation charges were $17.9 million, $20.3 million, and $14.0 million for the years ended March 31, 2007, 2006, and 2005 respectively.

Comparison of Years Ended March 31, 2007 and 2006

Revenues

We experienced growth in revenues in both our product and services businesses resulting in reported revenues of $4.5 million in the year ended March 31, 2007, an increase of 76% from the prior year level of $2.6 million.

The $1.7 million, or 87%, increase in product revenues was due primarily to higher sales volumes in Mexico and Europe, and sales to a new customer, Alkem Laboratories Limited, in India. The following table shows our product revenues by country (in thousands); note that sales in India are reported as part of our Europe business:

	Year Ended March 31,
	2007	2006
	(In thousands)

U.S	$140	$109
Mexico	2,513	1,788
India	604	—
Europe	422	69

Total	$3,679	$1,966

The $246,000, or 40%, increase in service revenues was due primarily to an increase in the volume of tests provided by our services business. We expect that our service revenues will significantly decline in future periods, as we continue to implement our strategy of focusing primarily on our Microcyn business.

Gross Profit/Loss

We reported gross profit from our Microcyn products business of $1.6 million, or 43% of product revenues, in the year ended March 31, 2007, compared to the prior year reported gross loss of $1.9 million, or -98% of product revenues. The gross loss in the year ended March 31, 2006 was adversely affected by $1.0 million of non-recurring inventory write-downs and approximately $200,000 of non-recurring charges associated with the relocation of our Mexico manufacturing facility during the year. Excluding these charges, our gross loss from product sales in the year ended March 31, 2006 would have been $685,000, or -35% of product revenues. The increase in product gross margin, excluding these non-recurring charges, from -35% in the year ended March 31, 2006, to 43% in the year ended March 31, 2007, was primarily due to improvements in manufacturing efficiencies through the consolidation of our worldwide manufacturing from three sites to two during the year. In April 2006, we transitioned the United States facility from a product manufacturing site into a research and development facility, and began producing all products for sales outside of Mexico in our facility in Europe. The remaining improvements in gross profits were due to a full year of benefit from the relocation of our Mexican manufacturing site during the year ended March 31, 2006 from Morelia, Mexico into a lower-cost manufacturing facility in Zapopan, Mexico.

We reported a gross loss from our services business of $31,000, or -4% of service revenues, in the year ended March 31, 2007, compared to the prior year reported gross loss of $385,000, or -62% of service revenues. This improvement in margin from -62% to -4% was due primarily to the growth in sales volume of our services which moved our service revenues closer to exceeding the relatively high fixed cost of our laboratory facility. Additionally, we discontinued our consulting service business during the year ended March 31, 2006 which had a positive impact on our services margin.

We expect gross profits to increase as a percentage of sales in future periods as we continue to implement our strategy of focusing on our Microcyn business, and we move away from our lower-margin services business.

Research and Development Expense

Research and development expense increased $1.9 million, or 73%, to $4.5 million for the year ended March 31, 2007, from $2.6 million for the year ended March 31, 2006. This increase was primarily the result of higher personnel costs associated with the expansion of our research and development teams. The expansion of these teams was through both an internal shift of focus in our United States operations from product manufacturing to research and development, as well as through the hiring of outside personnel. The expansion of the research and development teams helps support our increased attention to product development and the management of regulatory trials designed to obtain FDA drug approvals for our Microcyn products.

We expect research and development expenses to increase significantly in future periods as we incur the costs associated with our FDA trials for the treatment of diabetic foot ulcer infections with Dermacyn, and as we expand the scope of our new product development.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $587,000, or 4%, to $16.5 million for the year ended March 31, 2007, from $15.9 million for the year ended March 31, 2006. This increase was primarily due to a $966,000 increase in non-cash stock-based compensation expense recorded during the year ended March 31, 2007. This increase in stock compensation charges was primarily the result of charges incurred for the warrants issued to a new board member, which are amortized over the two-year agreement, and for the warrants issued for the settlement of litigation with a past employee. This increase was offset in the current year by lower outside service expenses, primarily in legal and accounting fees.

We expect that general and administrative costs will increase in future periods due to the added expenses of being a public company, including insurance, legal, accounting, and fees associated with Sarbanes Oxley compliance. These increases may be offset in part by lower selling expenses as we shift our company resources from the opening of new markets worldwide to the completion of our FDA regulatory trials, and as we expand the scope of our new product development.

Interest income and expense and other income and expense

Interest expense increased $784,000 to $956,000 for the year ended March 31, 2007, from $172,000 in the year ended March 31, 2006, primarily due to the issuance of $8.2 million of new debt during the year. The new debt had amortized debt issuance costs booked as non-cash interest of $402,000, and normal interest expense of $441,000 during the year ended March 31, 2007.

Other income and expense primarily consists of non-cash charges due to the fluctuation of foreign exchange rates, and the resulting gain or loss booked for the revaluation of our intercompany notes payable denominated in non-local currencies. During the year ended March 31, 2007, the U.S. dollar became stronger in relation to the Mexican peso and the Euro, and a net $407,000 gain on foreign exchange was recorded accordingly. In comparison, during the year ended March 31, 2006, the U.S. Dollar became weaker in relation to the Mexican Peso and the Euro, and a $283,000 loss on foreign exchange was recorded. Additionally, during the year ended March 31, 2006, we incurred $113,000 in loss on the disposal of assets.

Due to the difficulty of predicting foreign currency fluctuations, we do not know the affect that such fluctuations may have on our operating results in future periods.

Comparison of Years Ended March 31, 2006 and March 31, 2005

Revenues

Revenues increased $1.2 million, or 91%, to $2.6 million for the year ended March 31, 2006, from $1.4 million for the year ended March 31, 2005. Product revenues increased $1.5 million, or 316%, to $2.0 million for the year ended March 31, 2006, from $473,000 for the year ended March 31, 2005. This increase was primarily due to a $1.4 million increase in sales of Microcyn60 in Mexico following the expansion of our sales force in that country and the receipt of product reimbursement by the Mexican Ministry of Health.

The increase in product revenues was partially offset by a $265,000 decrease in service revenues during the year ended March 31, 2006, as compared to the prior year. The decrease in service revenues was a result of a shift in our focus from services to the development of our Microcyn products during the year ended March 31, 2006.

Gross Profit/Loss

We reported a gross loss from our Microcyn products business of $1.9 million, or -98% of revenues, in the year ended March 31, 2006, compared to the prior year reported gross loss of $1.7 million, or -367% of product revenues. The gross loss in the year ended March 31, 2006 was adversely affected by $1.0 million of non-recurring inventory write-downs and approximately $200,000 of non-recurring charges associated with the relocation of our Mexico manufacturing facility during the year. Excluding these charges, our gross loss from product sales in the year ended March 31, 2006 would have been $685,000, or -35% of product revenues. The increase in margin, excluding these non-recurring charges, from -367% in the year ended March 31, 2005, to -35% in the year ended March 31, 2006, was primarily due to the growth in sales volume which moved our product revenues closer to exceeding our relatively high fixed cost of manufacturing. The remaining improvements in gross profits were due to the relocation of our Mexican manufacturing site during the year ended March 31, 2006 from Morelia, Mexico into a lower-cost manufacturing facility in Zapopan, Mexico.

We reported a gross loss from our services business of $385,000, or -62% of service revenues, during the year ended March 31, 2007, compared to the prior year reported gross loss of $428,000, or -48% of service revenues. This decrease in margin from -48% to -62% was due primarily to the decline in sales volume of our services which moved our service revenues further away from exceeding the relatively high fixed cost of our laboratory facility.

Research and Development Expense

Research and development expense increased $946,000, or 57%, to $2.6 million during the year ended March 31, 2006, from $1.7 million in the year ended March 31, 2005. This increase was primarily attributable to the expansion of our regulatory team, which focused on FDA and KEMA approvals for Microcyn products during the period. Additionally, in September 2005, we commenced our pre-operative skin preparation pilot studies to support our application for an FDA drug clearance indicating microbial load reduction. Total spending on regulatory trials, other clinical studies, and related expenses increased $1.2 million, or 164%, to $1.9 million for the year ended March 31, 2006, from $735,000 during the year ended March 31, 2005. This increase was partially offset by a $418,000 decrease in spending on new product development to $497,000 in the year ended March 31, 2006, from $915,000 in the year ended March 31, 2005.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $3.4 million, or 28%, to $15.9 million during the year ended March 31, 2006, from $12.5 million during the year ended March 31, 2005. This increase was partially due to a $1.5 million increase in United States selling, general and administrative expense primarily as a result of higher outside consulting and service fees during the year ended March 31, 2006. Specifically, outside accounting fees increased by $653,000 due to the preparation and completion of an audit of our last four fiscal years, legal fees increased by $507,000 due to expanded intellectual property and general legal support, and outside consulting and service fees increased by $294,000 due to consulting expenses related to the marketing of our products in Asia.

In addition, sales and marketing expense in Europe increased $429,000 due to the hiring of additional sales and marketing personnel during the year ended March 31, 2006.

Selling, general and administrative expense in Mexico increased $3.3 million during the year ended March 31, 2006 compared to the prior year primarily due to expanded sales and marketing efforts in Mexico, as well as non-recurring charges associated with the relocation of our Mexican subsidiary’s facility. During the year ended March 31, 2006, we began utilizing 75 full-time, direct sales personnel in the major districts of Mexico, dedicated to the sale of Microcyn60 in the hospital and pharmacy markets in Mexico. As a result, sales and marketing expense in Mexico increased $2.7 million during the year ended March 31, 2006, compared to the prior year.

The increase in selling, general and administrative expense was offset by a $1.8 million decrease in non-cash stock compensation expense in the year ended March 31, 2006 compared to the prior year. Approximately $1.7 million of non-cash stock-based compensation expense incurred during the year ended March 31, 2005 was related to the grant of an option to purchase 300,000 shares of common stock to our Chief Executive Officer.

Interest income and expense and other income and expense

Interest expense decreased $200,000 to $172,000 for the year ended March 31, 2006, from $372,000 during the year ended March 31, 2005. This decrease was primarily the result of lower average borrowings during the year as our outstanding debt was paid down. Interest income increased $274,000, to $282,000 during the year ended March 31, 2006, from $8,000 in the year ended March 31, 2005. This increase was primarily the result of higher balances of interest-bearing instruments during the year ended March 31, 2006.

Other income and expense primarily consists of non-cash charges due to the fluctuation of foreign exchange rates, and the resulting gain or loss booked for the revaluation of our intercompany notes payable denominated in non-local currencies. During the year ended March 31, 2006 the U.S. dollar became weaker in relation to the Mexican peso and the Euro, and a $283,000 loss on foreign exchange was booked accordingly. In comparison, during the year ended March 31, 2005, the U.S. dollar became stronger in relation to the Mexican Peso and the Euro, and a $134,000 gain on foreign exchange was booked. Additionally, during the year ended March 31, 2006, Oculus incurred $113,000 in loss on the disposal of assets.

Discontinued Operations

Loss on discontinued operations was $2.0 million during the year ended March 31, 2006. This loss consisted of $818,000 classified as a loss from operations of discontinued business and $1.2 million of loss on the disposal of discontinued business. The loss from operations of discontinued business represents the net operating loss of QP, which was consolidated with our financial results. The relationship was terminated in the fourth quarter of the year ended March 31, 2006 and the loss was classified as a discontinued operation on our consolidated statements of operations. As no relationship existed with this entity prior to the year ended March 31, 2006, no charges were recognized in prior years.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses and, as of March 31, 2007, we had an accumulated deficit of approximately $70.5 million. We have not yet achieved profitability, and we expect that our operating expenses will continue to increase and, as a result, we will need to generate significant product revenues to achieve profitability in the future.

Sources of Liquidity

Since our inception, substantially all of our operations have been financed through the sale of our common and convertible preferred stock. Through March 31, 2007, we had received net proceeds of $21.9 million through the sale of our common stock in our initial public offering in January 2007, $3.5 million from prior sales of common stock, $6.7 million from the sale of Series A convertible preferred stock, $43.7 million from the sale of Series B convertible preferred stock, $2.9 million from the sales of Series C convertible preferred stock, and $304,000 from the issuance of common stock to employees, consultants and directors in connection with the exercise of stock options. We have received additional funding through various debt and financing transactions, as described below. We have also used our revenues to date as a source of additional liquidity. As of March 31, 2007, we had unrestricted cash and cash equivalents of $19.1 million, and restricted cash of $2.0 million reserved for the pay-down of particular debt.

In June 2006, we entered into a loan and security agreement with a financial institution to borrow a maximum of $5.0 million. Under this facility we have borrowed $4.2 million, and have paid back $852,000 in principle as of March 31, 2007. The terms of this facility include monthly principal repayment over three years, and an annual interest rate of 8.5%. In conjunction with this agreement, we issued warrants to purchase up to 75,000 shares of our Series B preferred stock at an exercise price of $18.00 per share. Warrants to purchase 53,750 shares were earned and exercisable at execution of the agreement.

On November 7, 2006, we signed a loan agreement with Robert Burlingame, one of the Company’s directors, under which Mr. Burlingame advanced to us $4.0 million, which was funded on November 10, 2006, and which accrues interest at an annual interest rate of 7%. The principal and all accrued interest under the loan agreement will become due and payable in full on November 10, 2007. The loan is secured by all of our assets, other than our intellectual property, but is subordinate to the security interest held by our secured lender. Brookstreet Securities Corporation, a placement agent, was paid a fee in the amount of $50,000 and granted a warrant to purchase 25,000 shares of our common stock at an exercise price of $18.00 per share in connection with this loan. Additionally, in May 2007, we deposited $2 million into a segregated, interest-bearing account on which Mr. Burlingame, has sole signature authority. Under our arrangement with Mr. Burlingame, the interest on the account is paid to us each month, and the $2 million principal will be used to satisfy a part of our obligation to Mr. Burlingame under the loan agreement. We have also agreed to deposit an additional $2 million into this segregated account should our total cash and restricted cash balances drop to below $10 million in total.

Cash Flows

As of March 31, 2007, we had unrestricted cash and cash equivalents of $19.1 million, compared to $7.4 million at March 31, 2006 and $3.3 million at March 31, 2005.

Net cash used in operating activities was $18.1 million, $19.7 million and $13.5 million during the years ended March 31, 2007, 2006 and 2005, respectively. Net cash used in each of these periods primarily reflects net loss for these periods, offset in part by non-cash charges in operating assets and liabilities, non-cash stock-based compensation and depreciation and amortization.

Net cash used in investing activities was $877,000, $419,000 and $1.1 million for the years ended March 31, 2007, 2006 and 2005, respectively. Primarily this cash was used to invest in fixed assets and other capital expenditures to support increased personnel and manufacturing facility expansion in Europe and Mexico during the years ended March 31, 2007, 2006 and 2005.

Net cash provided by financing activities was $30.6 million, $26.1 million and $17.2 million for the years ended March 31, 2007, 2006 and 2005, respectively. The net cash provided by financing activities for the year ended March 31, 2007 was primarily due to our initial public offering, which raised net cash of $21.9 million. This amount includes $24.2 million of net cash raised in our initial public offering on January 30, 2007 (net of underwriter’s commissions, and expenses), and $2.4 million of net cash raised when our underwriters exercised their option to sell over allotment shares on February 16, 2007. These amounts were offset by $2.8 million of additional accounting, legal, and other expenses directly related to the initial public offering. Additionally, the sale of convertible preferred stock, generated $2.9 million, $27.0 million and $16.7 million for the years ended March 31, 2007, 2006 and 2005, respectively. In addition, net proceeds from debt financing added $7.2 million and $541,000 during the years ended March 31, 2007 and 2005, respectively, and net payments on debt were $696,000 during the year ended March 31, 2006. During the year ended March 31, 2007, the activity was also related to the $2.0 million reclassification of cash to restricted cash per the terms of the Burlingame loan agreement, as described above.

Contractual Obligations

As of March 31, 2007, we had contractual obligations as follows (long-term debt and capital lease amounts include principal payments only):

	Payments Due by Period
		Less Than
	Total	1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term debt	$8,035	$6,045	$1,952	$23	$15
Capital leases	42	17	25	—	—
Operating leases	660	296	261	103	—

Total	$8,737	$6,358	$2,238	$126	$15

We have operating leases covering approximately 40,000 square feet of office and manufacturing space in Petaluma, California, expiring in September 2007, and our monthly rent is $23,493. We also have operating leases covering approximately 19,000 square feet of office and manufacturing space in Sittard, The Netherlands expiring in 2009, and approximately 12,000 square feet of office and manufacturing space and 5,000 square feet of warehouse space in Zapopan, Mexico, expiring in 2011 and 2007, respectively.

We do not have any off-balance sheet arrangements as such term is defined in rules promulgated by the SEC.

Operating Capital and Capital Expenditure Requirements

We expect to continue to incur substantial operating losses in the future as we continue our FDA clinical trials on our Microcyn technology to treat diabetic foot ulcers, and the subsequent commercialization of an FDA approved drug. It may take several years to obtain the necessary regulatory approvals to commercialize Microcyn as a drug in the United States.

We currently anticipate that our cash, cash equivalents, and restricted cash balances, together with our future revenues and interest we earn on these balances will be sufficient to meet our anticipated cash requirements through March 31, 2008.

We currently anticipate a need to raise additional funds prior to March 31, 2008, and in periods following, through public or private equity offerings, debt financings, corporate collaborations or other means in order to complete our Phase 3 clinical trials, execute our product development strategy, and to commercialize Microcyn as a drug product in the United States. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. To the extent that we raise additional funds through collaborative arrangements, it may be necessary to relinquish some rights to our technologies or grant licenses on terms that are not favorable to us. We do not know whether additional funding will be available on acceptable terms, or at all. A failure to secure additional funding when needed may require us to curtail certain operational activities, including regulatory trials, sales and marketing, and international operations and would have a material adverse effect on our future business and financial condition.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. These estimates and assumptions include reserves and write-downs related to receivables and inventories, the recoverability of long-term assets, deferred taxes and related valuation allowances and valuation of equity instruments.

Recent Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 is effective for the first fiscal year beginning after September 15, 2006. SFAS 156 changes the way entities account for servicing assets and obligations associated with financial assets acquired or disposed of. We have not yet completed our evaluation of the impact of adopting SFAS 156 on our results of consolidated operations or financial position, and do not expect that the adoption of SFAS 156 will have a material impact on our consolidated financial statements.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not yet completed its analysis of the impact this Interpretation will have on its financial condition, results of operations, cash flows or disclosures.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact of the adoption of this statement on the Company’s results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, “Accounting for Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS 157 is effective for financial statements issued subsequent to November 15, 2007. We do not expect that the adoption of this standard will have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 108, Considering the Effects on Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (“SAB 108”). SAB 108 requires registrants to quantify errors using both the income statement method (i.e. iron curtain method) and the rollover method and requires adjustment if either method indicates a material error. If a correction in the current year relating to prior year errors is material to the current year, then the prior year financial information needs to be corrected. A correction to the prior year results that are not material to those years, would not require a restatement process where prior financials would be amended. SAB 108 is effective for fiscal years ending after November 15, 2006. Our adoption of SAB 108 did not have a material effect on our financial position, results of operations or cash flows.

In December 2006, the FASB issued FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”). FSP EITF 00-19-2 addresses an issuer’s accounting for registration payment arrangements.

This pronouncement specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument, should be separately recognized and accounted for as a contingency in accordance with SFAS 5 “Accounting for Contingencies.” FSP EITF 00-19-2 amending previous standards relating to rights agreements became effective on December 21, 2006 with respect to arrangements entered into or modified beginning on such date and for the first fiscal year beginning after December 15, 2006 with respect to those arrangements entered into prior to December 21, 2006. We are in the process of evaluating the impact of the adoption of this statement on our results of operations and financial condition.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

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

ITEM 8.	Consolidated Financial Statements and Supplementary Data

Oculus Innovative Sciences, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Oculus Innovative Sciences, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Oculus Innovative Sciences, Inc. and Subsidiaries (the “Company”) as of March 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive loss and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended March 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oculus Innovative Sciences, Inc. and Subsidiaries as of March 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2007 in conformity with United States generally accepted accounting principles.

/s/ Marcum & Kliegman LLP

New York, New York
June 13, 2007

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2007	2006
	(In thousands, except per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$19,050	$7,448
Restricted cash	2,000	—
Accounts receivable, net	1,364	1,076
Inventories	282	317
Prepaid expenses and other current assets	1,172	1,386

Total current assets	23,868	10,227
Property and equipment, net	2,207	1,940
Restricted cash	49	44
Deferred offering costs	—	478
Debt issue costs, net	826	—

Total assets	$26,950	$12,689

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,551	$2,774
Accrued expenses and other current liabilities	1,421	1,686
Dividends payable	—	121
Current portion of long-term debt	6,045	504
Current portion of capital lease obligations	17	15

Total current liabilities	10,034	5,100
Long-term debt, less current portion	1,990	210
Capital lease obligations, less current portion	25	41

Total liabilities	12,049	5,351

Commitments and Contingencies
Stockholders’ Equity
Convertible preferred stock, $0.0001 par value; 30,000,000 shares authorized, Series A, none and 1,347,709 shares issued and outstanding at March 31, 2007 and 2006, respectively	—	6,668
Series B, none and 2,635,744 shares issued and outstanding at March 31, 2007 and 2006, respectively	—	43,722
Common stock, $0.0001 par value; 100,000,000 shares authorized,	—
11,844,411 and 4,218,981 shares issued and outstanding at March 31, 2007 and
2006, respectively	1	3,399
Additional paid-in capital	85,751	4,644
Deferred compensation	—	(798)
Accumulated other comprehensive income (loss)	(364)	3
Accumulated deficit	(70,487)	(50,300)

Total stockholders’ equity	14,901	7,338

Total liabilities and stockholders’ equity	$26,950	$12,689

The accompanying footnotes are an integral part of these financial statements.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended March 31,
	2007	2006	2005
	(In thousands, except
	per share amounts)

Revenues
Product	$3,679	$1,966	$473
Service	864	618	883

Total revenues	4,543	2,584	1,356
Cost of revenues
Product	2,104	3,899	2,211
Service	895	1,003	1,311

Total cost of revenues	2,999	4,902	3,522

Gross profit (loss)	1,544	(2,318)	(2,166)
Operating expenses
Research and development	4,508	2,600	1,654
Selling, general and administrative	16,520	15,933	12,492

Total operating expenses	21,028	18,533	14,146

Loss from operations	(19,484)	(20,851)	(16,312)
Interest expense	(956)	(172)	(372)
Interest income	312	282	8
Other income (expense), net	345	(377)	146

Net loss from continuing operations	(19,783)	(21,118)	(16,530)
Loss from operations of discontinued business	—	(818)	—
Loss on disposal of discontinued business	—	(1,163)	—

Loss on discontinued operations	—	(1,981)	—

Net loss	(19,783)	(23,099)	(16,530)
Preferred stock dividends	(404)	(121)	—

Net loss available to common stockholders	$(20,187)	$(23,220)	$(16,530)

Net loss per common share: basic and diluted
Continuing operations	$(3.71)	$(5.12)	$(4.22)
Discontinued operations	—	(0.48)	—

	$(3.71)	$(5.60)	$(4.22)

Weighted-average number of shares used in per common share calculations:
Basic and diluted	5,448	4,150	3,914

Other comprehensive loss, net of tax
Net loss	$(19,783)	$(23,099)	$(16,530)
Foreign currency translation adjustments	(367)	144	(127)

Comprehensive loss	$(20,150)	$(22,955)	$(16,657)

The accompanying footnotes are an integral part of these financial statements.

OCULUS INNOVATIVE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

											Accumu-
										Deferred	lated
									Addi-	Stock-	Other
	Convertible Preferred Stock								tional	Based	Comprehensive	Accum-
	Series A ($0.0001 par Value)		Series B ($0.0001 par Value)		Series C ($0.0001 par Value)		Common Stock ($0.0001 par Value)		Paid in	Compen-	Income	ulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	sation	(Loss)	Deficit	Total
	(In thousands, except share and per share amounts)

Balance, March 31, 2004	1,337,709	$6,628	—	—	—	—	3,914,653	$3,101	$661	$(208)	$(14)	$(10,550)	$(382)
Deferred stock-based compensation	—	—	—	—	—	—	—	—	2,765	(2,765)	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	—	—	—	—	2,297	—	—	2,297
Non-employee stock-based compensation	—	—	—	—	—	—	—	—	30	—	—	—	30
Reclassification of options subject to cash settlement	—	—	—	—	—	—	—	—	113	—	—	—	113
Issuance of common stock warrants in connection with debt financing	—	—	—	—	—	—	—	—	28	—	—	—	28
Issuance of Series A convertible preferred stock warrants in connection with debt financing	—	—	—	—	—	—	—	—	77	—	—	—	77
Issuance of Series B convertible preferred stock, net of offering costs	—	—	1,014,093	16,696	—	—	—	—	—	—	—	—	16,696
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(127)	—	(127)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(16,530)	(16,530)

Balance, March 31, 2005	1,337,709	6,628	1,014,093	16,696	—	—	3,914,653	3,101	3,674	(676)	(141)	(27,080)	2,202
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	291,828	298	—	—	—	—	298
Deferred stock-based compensation	—	—	—	—	—	—	—	—	401	(401)	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	—	—	—	—	279	—	—	279
Non-employee stock-based compensation	—	—	—	—	—	—	—	—	32	—	—	—	32
Fair value related to common stock warrants with service conditions	—	—	—	—	—	—	—	—	153	—	—	—	153
Issuance of common stock in exchange for services	—	—	—	—	—	—	12,500	—	127	—	—	—	127
Reclassification of options subject to cash settlement	—	—	—	—	—	—	—	—	257	—	—	—	257
Issuance of Series B convertible preferred stock, net of offering costs	—	—	1,621,651	27,026	—	—	—	—	—	—	—	—	27,026
Issuance of Series A convertible preferred stock in connections with convertible debt	10,000	40	—	—	—	—	—	—	—	—	—	—	40
Dividend payable to Series A convertible preferred stockholders	—	—	—	—	—	—	—	—	—	—	—	(121)	(121)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	144	—	144
Net loss	—	—	—	—	—	—	—	—	—	—	—	(23,099)	(23,099)
Balance, March 31, 2006	1,347,709	$6,668	2,635,744	$43,722	—	—	4,218,981	$3,399	$4,644	$(798)	$3	$(50,300)	$7,338

OCULUS INNOVATIVE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

											Accumu-
										Deferred	lated
									Addi-	Stock-	Other
	Convertible Preferred Stock								tional	Based	Comprehensive	Accum-
	Series A ($0.0001 par Value)		Series B ($0.0001 par Value)		Series C ($0.0001 par Value)		Common Stock ($0.0001 par Value)		Paid in	Compen-	Income	ulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	sation	(Loss)	Deficit	Total
	(In thousands, except share and per share amounts)

Issuance of common stock in connection with IPO and exercise of over-allotment, net of discounts, commissions, expenses and other offering costs							3,353,550		21,936	—	—	—	21,936
Issuance of common stock in connection with exercise of warrants	—	—	—	—	—	—	4,138	—	21	—	—	—	21
Issuance of common stock in connection with services rendered	—	—	—	—	—	—	3,750	—	43	—	—	—	43
Issuance of Series C convertible preferred stock, net of offering costs	—	—	—	—	193,045	2,903	—	—	—	—	—	—	2,903
Conversion of convertible preferred stock into common stock at the closing of the IPO on January 30, 2007	(1,347,709)	(6,668)	(2,635,744)	(43,722)	(193,045)	(2,903)	4,176,498	—	53,293	—	—	—	—
Reclassification to APIC in connection with Delaware reincorporation due to change in par value	—	—	—	—	—	—	—	(3,398)	3,398	—	—	—	—
Reclassification of deferred stock-based compensation	—	—	—	—	—	—	—	—	(798)	798	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	—	—	—	158	—	—	—	158
Non-employee stock-based compensation	—	—	—	—	—	—	—	—	11	—	—	—	11
Employee stock-based compensation expense recognized under SFAS No. 123R, net of forfeitures	—	—	—	—	—	—	—	—	815	—	—	—	815
Fair value adjustment related to common stock warrants with service conditions	—	—	—	—	—	—	—	—	555	—	—	—	555
Issuance of common warrants in connection with debt financing	—	—	—	—	—	—	—	—	1,150	—	—	—	1,150
Dividend payable to Series A convertible preferred stockholders	—	—	—	—	—	—	—	—	—	—	—	(404)	(404)
Common stock dividend paid to Series A convertible preferred stockholders	—	—	—	—	—	—	87,494	—	525	—	—		525
Foreign currency translation adjustment	—	—	—	—	—	—	—	—		—	(367)		(367)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(19,783)	(19,783)

Balance, March 31, 2007	—	—	—	—	—	—	11,844,411	$1	$85,751	—	$(364)	$(70,487)	$14,901

The accompanying footnotes are an integral part of these financial statements.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities
Net loss from continuing operations	$(19,783)	$(21,118)	$(16,530)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	672	651	434
Stock-based compensation	1,582	597	2,349
Non-cash interest expense	547	21	131
Unrealized foreign exchange gain	(407)	—	—
Loss on disposal of assets	—	113	2
Changes in operating assets and liabilities:
Accounts receivable	(287)	(849)	217
Inventories	53	551	(748)
Prepaid expenses and other current assets	219	(887)	(278)
Accounts payable	(245)	1,868	(165)
Accrued expenses and other liabilities	(433)	(649)	1,055

Net cash used in operating activities	(18,082)	(19,702)	(13,533)

Cash flows from investing activities:
Purchases of property and equipment	(873)	(475)	(1,042)
Issuance of note receivable	—	55	(55)
Changes in restricted cash	(4)	1	(21)

Net cash used in investing activities	(877)	(419)	(1,118)

Cash flows from financing activities:
Deferred offering costs	478	(478)	—
Proceeds from issuance of common stock, net of offering costs	21,936	—	—
Proceeds from issuance of common stock upon exercise of stock options and warrants	21	298	—
Proceeds from issuance of convertible preferred stock	2,903	27,026	16,696
Debt issuance costs	(77)	—	—
Cash restricted for repayment of debt	(2,000)	—	—
Proceeds from issuance of debt	9,056	257	1,205
Principal payments on debt	(1,734)	(953)	(664)
Payments on capital lease obligations	(15)	(31)	(41)

Net cash provided by financing activities	30,568	26,119	17,196

Cash flows from discontinued operations
Operating cash flows	—	(818)	—
Investing cash flows	—	(1,163)	—

Net cash used in discontinued operations	—	(1,981)	—

Effect of exchange rate on cash and cash equivalents	(7)	144	(127)

Net increase in cash and cash equivalents	11,602	4,161	2,418
Cash and cash equivalents, beginning of year	7,448	3,287	869

Cash and cash equivalents, end of year	$19,050	$7,448	$3,287

Supplemental disclosure of cash flow information:
Cash paid for interest	$391	$125	$221

Non-cash investing and financing activities:
Equipment acquired under capital leases	—	—	$37

Conversion of note payable into Series A convertible preferred stock	—	$40	—

Fair value of warrants issued in connection with debt	$1,150	—	—

The accompanying footnotes are an integral part of these financial statements.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 —	The Company

Organization

Oculus Innovative Sciences, Inc. (the “Company”) was incorporated under the laws of the State of California in April 1999 and was reincorporated under the laws of the State of Delaware in December 2006. The Company’s principal office is located in Petaluma, California. The Company develops, manufactures and markets a family of products intended to prevent and treat infections in chronic and acute wounds. The Company’s platform technology, called Microcyn, is a proprietary oxychlorine small molecule formulation that is designed to treat a wide range of organisms that cause disease, or pathogens, including viruses, fungi, spores and antibiotic resistant strains of bacteria. The Company conducts its business worldwide, with significant operating subsidiaries in Europe and Mexico.

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

Incorporation of Oculus Japan

In October 2006, the Company incorporated Oculus Innovative Sciences K.K., (“Oculus Japan”) a wholly owned subsidiary. The Japanese subsidiary will primarily conduct research and development activities. Oculus Japan is insignificant with respect to the Company’s consolidated operating results for the year ended March 31, 2007.

Reverse Stock Split

On December 15, 2006, the Company effected a 1-for-4 reverse split of its common stock and convertible preferred stock. All common and convertible preferred shares and per share amounts have been retroactively restated in the accompanying consolidated financial statements and notes for all periods presented.

NOTE 2 —	Liquidity and Financial Condition

The Company incurred net losses of $19,783,000, $23,099,000, and $16,530,000 for the years ended March 31, 2007, 2006 and 2005, respectively. At March 31, 2007, the Company’s accumulated deficit amounted to $70,489,000.

Through March 31, 2007, the Company raised, net of offering costs, an aggregate of approximately $85,752,000 in various equity financing transactions that, together with the proceeds of certain debt financing transactions, enabled it to sustain operations while attempting to execute its business plan. The Company had working capital of $13,834,000 as of March 31, 2007.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2006, the Company entered into a $5,000,000 credit facility from which it drew $4,182,000, to fund its operations, and invest in new equipment. In addition, on November 7, 2006, the Company entered into a $4,000,000 Bridge Loan agreement which becomes due on November 7, 2007 with Mr. Robert Burlingame, one of the Company’s directors (Note 10).

The Company’s Board of Directors and stockholders approved an amendment to the Articles of Incorporation (that became effective on August 28, 2006) to authorize the issuance of up to 875,000 shares of Series C convertible preferred stock. On September 14, 2006 and October 20, 2006 the Company sold an aggregate of 193,045 units, consisting of 193,045 shares of Series C convertible preferred stock and warrants to purchase 38,604 shares of the Company’s common stock. Net proceeds from the offering, after deducting commissions were $2,903,000 (Note 13).

The Company’s Registration Statement on Form S-1, Amendment No. 7, (File No. 333-135584) related to the Company’s initial public offering was declared effective by the SEC on January 24, 2007. A total of 3,025,000 shares of the Company’s common stock were registered with the SEC. All of these shares were registered on the Company’s behalf. The offering commenced on January 25, 2007 and 3,025,000 shares of common stock offered were sold on January 30, 2007 for an aggregate offering price of $24,200,000 through the managing underwriters: Roth Capital Partners, Maxim LLC and Brookstreet Securities Corporation.

On February 16, 2007 the underwriters of the Company’s initial public offering exercised a portion of their over-allotment option and purchased 328,550 shares of the Company’s common stock in accordance with the terms of the underwriting agreement for an aggregate offering price of $2,628,000 through the managing underwriters: Roth Capital Partners, Maxim LLC and Brookstreet Securities Corporation.

The Company paid to the underwriters underwriting discounts, commissions and non-accountable expenses totaling $2,146,000 in connection with the initial public offering and the underwriters exercise of the over-allotment shares. In addition, the Company incurred additional expenses of approximately $2,746,000 in connection with the initial public offering, which when added to the underwriting discounts, commissions and non-accountable expenses paid by the Company amounts to total expenses of $4,892,000. Thus the net offering proceeds to the Company (after deducting underwriting discounts and commissions and offering expenses) were approximately $21,936,000.

The Company currently intends to use the proceeds of the initial public offering to fund its sales and marketing activities, clinical trials and related research. The remaining proceeds are to be used for general corporate purposes, including working capital. The Company anticipates it will incur significant costs in connection with Sarbanes-Oxley compliance and other costs associated with reporting as a public entity.

The Company currently anticipates that its cash, cash equivalents, and restricted cash balances, together with revenues it expects to generate and interest it expects to earn on invested funds will be sufficient to meet its anticipated cash requirements through at least April 1, 2008. The Company also expects to continue incurring losses for the foreseeable future and must raise substantial additional capital during the year ending March 31, 2008 to pursue its product development initiatives, fund clinical trials and penetrate markets for the sale of its products. The Company is currently planning to commence Phase 3 clinical trials of its Microcyn products. Management considers the execution and eventual completion of these trials to be a critical milestone in the development of the business. These clinical trials are likely to be lengthy and expensive and cannot be commenced during the year ending March 31, 2008 unless the Company raises additional capital. These clinical trials must also be completed in order for the Company to commercialize Microcyn as a drug product in the United States.

Management believes that the Company has access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means; however, the Company has not secured any commitment for new financing at this time nor can it provide any assurance that new financing will be available on commercially acceptable terms, if at all. If the Company is unable to secure additional capital, it will be required to curtail it’s research and development initiatives, delay clinical trials and take additional measures to reduce costs

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in order to conserve its cash. These measures could cause significant delays in the Company’s efforts to commercialize its products in the United States, which is critical to the realization of its business plan and the future operations of the Company.

NOTE 3 —	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Aquamed Technologies, Inc., Oculus Technologies of Mexico C.V. (“OTM”), Oculus Innovative Sciences B.V. (“OIS Europe”), and Oculus Innovative Sciences K.K. (“OIS Japan”). All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements are presented in United States Dollars in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 52, “Foreign Currency Translation” (“SFAS 52”). The Company’s subsidiary OTM uses the local currency (Mexican Pesos) as its functional currency, OIS Europe uses the local currency (Euro) as its functional currency and OIS Japan uses the local currency (Yen) as its functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average exchange rates during the period. Resulting translation adjustments are recorded directly to accumulated other comprehensive (loss) income. Loans made to subsidiaries OTM and OIS Europe will be paid back to the Company in the future when subsidiaries begin to generate cash.

The Company, in determining whether it is required to consolidate investee businesses, considers both the voting and variable interest models of consolidation as required under Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) “Consolidation of Variable Interest Entities,” (“FIN 46(R)”). Accordingly the Company consolidates investee entities when it owns less than 50% of the voting interests but, based on the risks and rewards of its participation has established financial control. As described in Note 18, the Company’s consolidated financial statements for the year ended March 31, 2006 include the results of a variable interest entity that is being presented as a discontinued operation in accordance with SFAS No. 144 “Accounting for the Impairment and Disposal of Long Lived Assets,” (“SFAS 144”).

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Significant estimates and assumptions include reserves and write-downs related to receivables and inventories, the recoverability of long-term assets, deferred taxes and related valuation allowances and valuation of equity instruments.

Revenue Recognition

The Company generates revenue from sales of its products to hospitals, medical centers, doctors, pharmacies, and distributors. The Company sells its products directly to third parties and to distributors through various cancelable distribution agreements. The Company has also entered into agreements to license its technology.

The Company also provides regulatory compliance testing and quality assurance services to medical device and pharmaceutical companies.

The Company applies the revenue recognition principles set forth in Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) 104 “Revenue Recognition” with respect to all of its revenue. Accordingly, the

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company records revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectability of the sale is reasonably assured.

The Company requires all of its product sales to be supported by evidence of a sale transaction that clearly indicates the selling price to the customer, shipping terms and payment terms. Evidence of an arrangement generally consists of a contract or purchase order approved by the customer. The Company has ongoing relationships with certain customers from which it customarily accepts orders by telephone in lieu of a purchase order.

The Company recognizes revenue at the time in which it receives a confirmation that the goods were either tendered at their destination when shipped “FOB destination,” or transferred to a shipping agent when shipped “FOB shipping point.” Delivery to the customer is deemed to have occurred when the customer takes title to the product. Generally, title passes to the customer upon shipment, but could occur when the customer receives the product based on the terms of the agreement with the customer.

The selling prices of all goods that the Company sells are fixed, and agreed to with the customer, prior to shipment. Selling prices are generally based on established list prices. The Company does not customarily permit its customers to return any of its products for monetary refunds or credit against completed or future sales. The Company, from time to time, may replace expired goods on a discretionary basis. The Company records these types of adjustments, when made, as a reduction of revenue. Sales adjustments were insignificant during the years ended March 31, 2007, 2006 and 2005.

The Company evaluates the creditworthiness of new customers and monitors the creditworthiness of its existing customers to determine whether events or changes in their financial circumstances would raise doubt as to the collectability of a sale at the time in which a sale is made. Payment terms on sales made in the United States are generally 30 days and internationally, generally range from 30 days to 180 days.

In the event a sale is made to a customer under circumstances in which collectability is not reasonably assured, the Company either requires the customer to remit payment prior to shipment or defers recognition of the revenue until the time of collection. The Company maintains a reserve for amounts which may not be collectible due to risk of credit losses.

During the fiscal year ended March 31, 2005, approximately $434,000 of sales in Mexico was recognized when cash was collected since collection was not reasonably assured.

The Company has entered into distribution agreements in Europe. Recognition of revenue and related cost of revenue from product sales is deferred until the product is sold from the distributors to their customers.

When the Company receives letters of credit and the terms of the sale provide for no right of return except to replace defective product, revenue is recognized when the letter of credit becomes effective and the product is shipped.

Revenue from consulting contracts is recognized as services are provided. Revenue from testing contracts is recognized as tests are completed and a final report is sent to the customer.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents may be invested in money market funds, commercial paper, variable rate demand instruments, and certificates of deposits. Cash equivalents are carried at cost, which approximates fair value.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Cash

On March 29, 2007, the Company entered into Amendment No. 1 to the Bridge Loan with Mr. Robert Burlingame, one of the Company’s directors. Pursuant to the Amendment, the Company deposited $2,000,000 into a segregated interest-bearing account and is reported in current assets in the accompanying consolidated balance sheet (Note 10).

In connection with certain operating lease agreements (Note 12), the Company is required to maintain cash deposits in a restricted account. Restricted cash held as security under this arrangement amounted to $49,000 and $44,000 at March 31, 2007 and 2006, respectively and is reported in non-current assets in the accompanying consolidated balance sheets as restricted cash.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents and accounts receivable. Cash and cash equivalents are maintained in financial institutions in the United States, Mexico, The Netherlands and Japan. The Company is exposed to credit risk in the event of default by these financial institutions for amounts in excess of the Federal Deposit Insurance Corporation insured limits. Management believes that the financial institutions that hold the Company’s deposits are financially sound and have minimal credit risk. Cash and cash equivalents held in foreign banks are intentionally kept at minimal levels, and therefore have minimal credit risk associated with them.

The Company grants credit to its business customers, which are primarily located in Mexico, Europe and the United States. Collateral is generally not required for trade receivables. The Company maintains allowances for potential credit losses. One customer represented 12% of the net accounts receivable balance at March 31, 2007. In the years ended March 31, 2007 and March 31, 2005, one customer in each year represented 13% and 15% of sales in each of the years, respectively.

Accounts Receivable

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts, and sales returns. Estimates for cash discounts, and sales returns are based on contractual terms, historical trends and expectations regarding the utilization rates for these programs. With respect to government chargebacks, the Mexican Ministry of Health’s (“MOH”) policy is to levy penalties on its vendors for product received after scheduled delivery times. The Company has not incurred any such chargebacks to date; however such penalties (if incurred) would be recorded as a reduction of revenue and the related accounts receivable balance.

The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Other factors that the Company considers include its existing contractual obligations, historical payment patterns of its customers and individual customer circumstances, an analysis of days sales outstanding by customer and geographic region, and a review of the local economic environment and its potential impact on government funding and reimbursement practices. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company had a low occurrence of credit losses through the year ended March 31, 2005 and therefore did not consider it necessary to establish an allowance for doubtful accounts as of March 31, 2005. The allowance for doubtful accounts at March 31, 2007 and 2006 represents probable credit losses in the amounts of $207,000 and $90,000, respectively.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

Inventories are stated at the lower of cost, cost being determined on a standard cost basis (which approximates actual cost on a first-in, first-out basis), or market.

Due to changing market conditions, estimated future requirements, age of the inventories on hand and production of new products, the Company regularly reviews inventory quantities on hand and records a provision to write down excess and obsolete inventory to its estimated net realizable value. The Company recorded reserves to reduce the carrying amounts of inventories to their net realizable value in the amounts of $94,000 and $996,000 for the years ended March 31, 2007 and 2006, respectively. During the year ended March 31, 2007, the Company disposed of inventory reserved in prior periods.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the respective assets. Depreciation of leasehold improvements is computed using the straight-line method over the lesser of the estimated useful life of the improvement or the remaining term of the lease. Estimated useful asset life by classification is as follows:

Years

Office equipment	3
Manufacturing and lab equipment	5
Furniture and fixtures	7

Upon retirement or sale, the cost and related accumulated depreciation are removed from the consolidated balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repairs are charged to operations as incurred.

Impairment of Long-Lived Assets

The Company periodically reviews the carrying values of its long lived assets in accordance with SFAS 144 “Long Lived Assets” when events or changes in circumstances would indicate that it is more likely than not that their carrying values may exceed their realizable values, and records impairment charges when considered necessary. Specific potential indicators of impairment include, but are not necessarily limited to:

a significant decrease in the fair value of an asset;

a significant change in the extent or manner in which an asset is used or a significant physical change in an asset;

a significant adverse change in legal factors or in the business climate that affects the value of an asset;

an adverse action or assessment by the U.S. Food and Drug Administration or another regulator;

an accumulation of costs significantly in excess of the amount originally expected to acquire or construct an asset; and operating or cash flow losses combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with an income-producing asset.

When circumstances indicate that an impairment may have occurred, the Company tests such assets for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of such assets and their eventual disposition to their carrying amounts. In estimating these future cash flows, assets and liabilities are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other such groups. If the undiscounted future cash flows are less than the carrying amount of the asset, an impairment loss, measured as the excess of the carrying value of the asset over its estimated

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value, will be recognized. The cash flow estimates used in such calculations are based on estimates and assumptions, using all available information that management believes is reasonable.

Research and Development

Research and development expense is charged to operations as incurred and consists primarily of personnel expenses, clinical and regulatory services and supplies. For the years ended March 31, 2007, 2006 and 2005, research and development expense amounted to $4,508,000, $2,600,000 and $1,654,000 respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs amounted to $54,000, $126,000 and $122,000, for the years ended March 31, 2007, 2006 and 2005, respectively. Advertising costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Shipping and Handling Costs

The Company applies the guidelines enumerated in Emerging Issues Task Force Issue (“EITF”) 00-10 “Accounting for Shipping and Handling Fees and Costs” with respect to its shipping and handling costs. Accordingly, the Company classifies amounts billed to customers related to shipping and handling in sale transactions as revenue. Shipping and handling costs incurred are recorded in cost of sales. To date, shipping and handling costs billed to customers have been insignificant.

Foreign Currency Transactions

Foreign currency gains (losses) relate to working capital loans that the Company has made to its foreign subsidiaries. The Company recorded foreign currency gains (losses) for the years ended March 31, 2007, 2006 and 2005 of $407,000, ($283,000) and $134,000, respectively. The related gains (losses) were recorded in other income (expense) in the accompanying consolidated statements of operations.

Stock-Based Compensation

Prior to April 1, 2006, the Company accounted for stock-based employee compensation arrangements in accordance with the provisions of APB No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations and applied the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123.” The Company used the minimum value method to measure the fair value of awards issued prior to April 1, 2006 with respect to its application of the disclosure requirements under SFAS No. 123.

Effective April 1, 2006, the Company adopted SFAS No. 123(R) “Share Based Payment” (“SFAS 123(R)”). This statement is a revision of SFAS No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123(R) addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123(R), SBP awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will result in a charge to operations.

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

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under SFAS 123(R), nonpublic entities, including those that become public entities after June 15, 2005, that used the minimum value method of measuring equity share options and similar instruments for either recognition or pro forma disclosure purposes under SFAS No. 123 are required to apply SFAS 123(R)prospectively to new awards and to awards modified, repurchased, or cancelled after the date of adoption. In addition, SFAS 123(R), requires such entities to continue accounting for any portion of awards outstanding at the date of initial application using the accounting principles originally applied to those awards. Accordingly, stock-based compensation expense relating to awards granted prior to April 1, 2006 that are expected to vest in periods ending after April 1, 2006 are being recorded in accordance with the provisions of APB 25 and its related interpretive guidance.

The Company has adopted the prospective method with respect to accounting for its transition to SFAS 123(R). Accordingly, the Company recognized in salaries and related expense in the accompanying consolidated statements of operations $158,000 of stock-based compensation expense during the year ended March 31, 2007, which represents the intrinsic value amortization of options granted prior to April 1, 2006 that the Company is continuing to account for using the recognition and measurement principles prescribed under APB 25. The Company also recognized in salaries and related expense in the accompanying consolidated statements of operations $815,000 of stock-based compensation expense during the year ended March 31, 2007 which represents the amortization of the fair value of options granted subsequent to adoption of SFAS 123(R). During the year ended March 31, 2007, the Company reclassified certain components of its stockholders’ equity to reflect the elimination of deferred compensation arising from unvested share-based compensation pursuant to the requirements of Staff Accounting Bulletin No. 107, regarding SFAS. 123(R). This deferred compensation was previously recorded as an increase to additional paid-in capital with a corresponding reduction to stockholders’ equity for such deferred compensation. This reclassification had no effect on net loss or total stockholders’ equity (deficit) as previously reported. The Company will record an increase to additional paid-in capital as the share-based payments vest.

Non-Employee Stock-Based Compensation

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123(R) and EITF Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” (“EITF 96-18”) which requires that such equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instrument vests. Non-employee stock-based compensation charges are being amortized over the vesting period.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to impact taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Comprehensive Loss

Other comprehensive loss includes all changes in stockholders’ equity (deficit) during a period from non-owner sources and is reported in the consolidated statement of stockholders’ equity (deficit). To date, other comprehensive loss consists of changes in accumulated foreign currency translation adjustments during the years.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128 “Earnings Per Share” and has applied the guidance enumerated in Staff Accounting Bulletin No. 98 (“SAB Topic 4D”) with respect to evaluating its issuances of equity securities during all periods presented.

Under SFAS No. 128, basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic loss per share for the years ended March 31, 2007, 2006 and 2005, excludes potentially dilutive securities because their inclusion would be anti-dilutive.

In addition to the above, the Securities and Exchange Commission (“SEC”) (under SAB Topic 4D) requires new registrants to retroactively include the dilutive effect of common stock or potential common stock issued for nominal consideration during all periods presented in its computation of basic earnings (loss) per share and diluted earnings per share as if they were, in substance, recapitalizations. The Company evaluated all of its issuances of equity securities prior to the completion of its IPO on January 30, 2007 (Note 13) and determined that it had no nominal issuances of common stock or common stock equivalents to include in its computation of loss per share for any of the years presented.

	Year Ended March 31,
	2007	2006	2005
	(In thousands)

Anti-dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:
Options to purchase common stock	2,020	1,969	1,340
Warrants to purchase common stock	1,369	858	464
Convertible preferred stock (as if converted)	—	3,984	2,352
Warrants to purchase convertible preferred stock (as if converted)	—	17	17
Convertible debt	—	—	10

	3,389	6,828	4,183

During the year ended March 31, 2007, the Company issued common stock in connection with the conversion of its convertible preferred stock to common stock at the close of its initial public offering, sold common stock in its initial public offering, sold common stock in connection with its underwriter’s partial exercise of their over- allotment option and issued common stock in connection with the exercise of warrants (Note 13). These transactions resulted in significant additional dilution.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments. The carrying amounts of the Company’s line of credit obligation and other long term obligations approximate fair value as such instruments feature contractual interest rates that are consistent with current market rates of interest or have effective yields that are consistent with instruments of similar risk, when taken together with equity instruments issued to the holder.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Preferred Stock

The Company applies the guidance enumerated in SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” and EITF Topic D-98 “Classification and Measurement of Redeemable Securities,” when determining the classification and measurement of its convertible preferred shares. Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value in accordance with SFAS 150. All other issuances of preferred stock are subject to the classification and measurement principles of EITF Topic D-98. Accordingly the Company classifies conditionally redeemable preferred shares (if any), which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, the Company classifies its preferred shares in stockholders’ equity.

The Company’s convertible preferred shares did not feature any redemption rights within the holder’s control or conditional redemption features not within the Company’s control as of March 31, 2006 and 2005. Accordingly all issuances of convertible preferred stock are presented as a component of stockholders equity (deficit). All shares of convertible preferred stock automatically converted into to common stock at the closing of the Company’s initial public offering on January 30, 2007.

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

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

not meet the criteria requiring bifurcation of these instruments. Additionally, the Company’s conversion options, if free standing, would not be considered derivatives subject to accounting guidelines prescribed under SFAS 133.

The characteristics of common stock that is issuable upon a holder’s exercise of conversion options embedded in the Company’s preferred shares are deemed to be clearly and closely related to the characteristics of the preferred shares (as that term is clarified in paragraph 61 l of the implementation guidance included in Appendix A of SFAS 133). The Company did not record deemed dividends during any of the periods presented because the effective conversion price of the convertible preferred shares exceeded the fair value of the Company common stock at the respective dates of issuance.

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company accounts for the issuance of common stock purchase warrants issued and other free standing derivative financial instruments in accordance with the provisions of EITF 00-19. Based on the provisions of EITF 00-19, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company determined that its freestanding derivatives, which principally consists of warrants to purchase common stock satisfied the criteria for classification as equity instruments at March 31, 2007 and 2006.

Recent Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 is effective for the first fiscal year beginning after September 15, 2006. SFAS 156 changes the way entities account for servicing assets and obligations associated with financial assets acquired or disposed of. The Company has not yet completed its evaluation of the impact of adopting SFAS 156 on its results of consolidated operations or financial position, but does not expect that the adoption of SFAS 156 will have a material impact.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not yet completed its analysis of the impact this Interpretation will have on its financial condition, results of operations, cash flows or disclosures.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact of the adoption of this statement on the Company’s results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, “Accounting for Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS 157 is effective for

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial statements issued subsequent to November 15, 2007. The Company does not expect that the adoption of this the standard will have a material impact on its financial position, results of operations or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin 108, Considering the Effects on Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (“SAB 108”). SAB 108 requires registrants to quantify errors using both the income statement method (i.e. iron curtain method) and the rollover method and requires adjustment if either method indicates a material error. If a correction in the current year relating to prior year errors is material to the current year, then the prior year financial information needs to be corrected. A correction to the prior year results that are not material to those years, would not require a restatement process where prior financials would be amended. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company’s adoption of SAB 108 did not have a material effect on its financial position, results of operations or cash flows.

In December 2006, the FASB issued FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”). FSP EITF 00-19-2 addresses an issuer’s accounting for registration payment arrangements. This pronouncement specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument, should be separately recognized and accounted for as a contingency in accordance with SFAS 5 “Accounting for Contingencies.” FSP EITF 00-19-2 amended previous standards relating to rights agreements became effective on December 21, 2006 with respect to arrangements entered into or modified beginning on such date and for the first fiscal year beginning after December 15, 2006 with respect to those arrangements entered into prior to December 21, 2006. The Company is in the process of evaluating the impact of the adoption of this statement on the Company’s results of operations and financial condition.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 4	— Accounts Receivable

Accounts receivable consists of the following (in thousands):

	March 31,
	2007	2006

Accounts receivable	$1,571	$1,166
Less: allowance for doubtful accounts	(207)	(90)

	$1,364	$1,076

NOTE 5 —	Inventories

Inventories consist of the following (in thousands):

	March 31,
	2007	2006

Raw materials	$311	$267
Finished goods	65	1,046

	376	1,313
Less: inventory allowances	(94)	(996)

	$282	$317

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 —	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,
	2007	2006

Prepaid expenses	$976	$304
Value Added Tax receivable	125	722
Other current assets	71	360

	$1,172	$1,386

NOTE 7 —	Debt Issue Costs

Debt issue costs consists of the following (in thousands):

March 31,
2007

Fair value of common stock purchase warrants issued to Western Technologies, Inc. in connection with a Line of Credit (Note 10)	$1,046
Fair value of common stock purchase warrants issued to Brookstreet Securities Corporation (“Brookstreet”) in connection with a Bridge Loan (Note 10)	105
Cash paid for debt offering expenses	77

1,228
Less: accumulated amortization recorded as non-cash interest expense	(402)

$826

NOTE 8 —	Property and Equipment

Property and equipment consists of the following (in thousands):

	March 31,
	2007	2006

Manufacturing, lab, and other equipment	$2,489	$1,866
Office equipment	716	653
Furniture and fixtures	219	209
Leasehold improvements	489	498
Capital projects in progress	249	—

	4,162	3,226
Less: accumulated depreciation and amortization	(1,955)	(1,286)

	$2,207	$1,940

Property and equipment includes $186,000 of equipment purchases that were financed under capital lease obligations as of March 31, 2007 and 2006 (Note 11). The accumulated amortization on these assets amounted to $146,000 and $108,000 as of March 31, 2007 and 2006, respectively.

Depreciation expense (including amortization of leased assets) amounted to $672,000, $651,000 and $434,000 for the years ended March 31, 2007, 2006 and 2005, respectively.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 —	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31
	2007	2006

Salaries and related costs	$525	$267
Professional fees	524	673
Estimated liability for pending litigation (Note 12)	21	300
Value Added Tax payable	—	220
Deferred revenue	55	156
Other	296	70

	$1,421	$1,686

NOTE 10 —	Long-Term Debt

On May 1, 1999, the Company issued a note payable in the amount of $64,000 with interest at 8% per annum and a final payment due on December 31, 2009. The remaining balance on this obligation, which amounts to $23,000 including accrued interest, is included in non-current portion of long-term debt in the accompanying consolidated balance sheet at March 31, 2007. During the year ended March 31, 2007, the Company made principal payments on this note in the amount of $45,000.

During March 2004, the Company entered into an equipment financing facility providing it with up to $1,000,000 of available credit to finance equipment purchases through March 31, 2005. During the year ended March 31, 2005, the Company drew an aggregate of $994,000 of advances under this facility, which are payable in 33 monthly installments with interest at the rate of 13.5% per annum and mature at various times through May 1, 2007. The Company also paid approximately $82,000 of fees to the lender under this arrangement including $5,000 in cash and $77,000 representing the fair value of warrants to purchase up to 16,666 shares of the Company’s Series A convertible preferred stock which automatically converted to warrants to purchase common stock at the closing of the Company’s initial public offering on January 30, 2007 (Note 13). The Company recorded the fair value of warrants and other fees as interest expense during the year ended March 31, 2005, the period in which the Company was permitted to draw advances under this facility. All borrowings under this arrangement are collateralized by the equipment financed under this facility. The Company made principal payments on these notes which amounted to $332,000, $337,000, and $305,000 during the years ending March 31, 2007 and 2006 respectively. Interest expense under these obligations amounted to $25,000, $73,000 and $83,000 for the years ended March 31, 2007, 2006, and 2005, respectively. The remaining principal balance amounted to $19,000 at March 31, 2007, and is included in the current portion of notes payable obligations in the accompanying consolidated balance sheet.

From February 2005 to March 2006, the Company issued various notes for aggregate principal amounting to $182,000 with interest rates ranging from 6.25% to 14.44% per annum. The proceeds of these notes were used to purchase automobiles and software. The Company made principal payments on these notes of $33,600 and $24,000, during the years ended March 31, 2007 and 2006, respectively. Aggregate interest expense under these obligations amounted to $11,000, $8,900 and $1,000 for the years ended March 31, 2007, 2006 and 2005, respectively. These notes are payable in aggregate monthly installments of $3,700 including interest through March 14, 2011. The remaining balance of these notes amounted to $123,000 at March 31, 2007, including $36,000 in the current portion of long-term debt in the accompanying consolidated balance sheet.

On June 14, 2006, the Company entered into a credit facility providing it with up to $5,000,000 of available credit. The facility permitted the Company to borrow up to a maximum of $2,750,000 for growth capital, $1,250,000 for working capital based on eligible accounts receivable and $1,000,000 in equipment financing. In

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 2006, the Company drew an aggregate of $4,182,000 of borrowings under this facility. These borrowings are payable in 30 to 33 fixed monthly installments with interest at rates ranging from 12.4% to 12.7% per annum, maturing at various times through April 9, 2009. The Company has no unused availability under this credit facility since amounts drawn under the working capital facility were based upon an initial measurement of eligible accounts receivable.

The Company also issued to the lender warrants to purchase up to 71,521 shares of its Series B convertible preferred stock upon originating the loan which automatically converted into warrants to purchase 71,534 shares of the Company’s common stock at the closing of the Company’s initial public offering on January 30, 2007. The aggregate fair value of all warrants issued to the lender under this arrangement amounts to $1,046,000 (Note 13). This amount was recorded as debt issue costs in the March 31, 2007 consolidated balance sheet and is being amortized as interest expense over the term of the credit facility or 30 to 33 months.

Borrowings under the growth capital line are collateralized by the total assets of the Company. Borrowings under the equipment line are collateralized by the underlying assets funded, and borrowings under the working capital line are collateralized by eligible accounts receivable. On a monthly basis, the Company must maintain a 1:1 ratio of borrowing under the working capital line to eligible accounts receivable. The Company has 30 days from each measurement date to either increase eligible accounts receivable or pay the excess principal in the event that the ratio is less than 1:1. No restrictive covenants exist for either the equipment line or the growth capital line. The Company is not required to direct customer remittances to a lock box, nor does the credit agreement provide for subjective acceleration of the loans. In connection with these notes, for the year ended March 31, 2007, the Company made $852,000 of principal payments, $333,000 of interest payments and recorded $340,000 of non-cash interest expense related to the amortization of debt issue costs. The aggregate remaining principal balance under this facility amounted to $3,329,000, including $1,500,000 in the current portion of long term debt in the accompanying consolidated balance sheet at March 31, 2007. As of March 31, 2007, the Company no longer had the ability to draw additional funds on the various lines.

On March 29, 2007, the Company entered into Amendment No. 1 to the loan agreement described above. Pursuant to the amendment the lender and the Company agreed that the security interest in the Company’s intellectual property would be removed and the lender’s security interest in the Company’s assets would not include the Company’s intellectual property unless and until the Company’s cash and cash equivalents fall below 600% of the Company’s average monthly expenses less non-cash charges. At March 31, 2007, the Company’s cash and cash equivalents position was in excess of 600% of its average monthly expenses and therefore no lien against its intellectual property was in place.

On May 5, 2006, the Company entered into a note agreement for $69,000 with interest at the rate of 7.94% percent per annum. The proceeds of this note were used to purchase an automobile. This note is payable in monthly installments of $1,200 through May 2012. The Company made principal payments of $7,400 and interest payments of $5,000 during the year ended March 31, 2007. The remaining balance of this note amounted to $61,000 at March 31, 2007, including $9,800 in the current portion of long-term debt in the accompanying consolidated balance sheet.

From July 1, 2006 to March 25, 2007, the Company entered into note agreements for $805,000 with interest rates ranging from 7.0% to 9.7% per annum. The proceeds of these notes were used to finance insurance premiums. The remaining balance of these notes are payable in aggregate monthly installments of $66,000 through November 25, 2007. The Company made principal payments of $464,000 and interest payments of $10,500 during the year ended March 31, 2007. The remaining balance of these notes amounted to $480,000 at March 31, 2007, and is included in the current portion of long-term debt in the accompanying consolidated balance sheet.

On November 7, 2006, the Company signed a loan agreement with Robert Burlingame, one of the Company’s directors, in the amount of $4,000,000, which was funded on November 10, 2006 and which accrues interest at an annual rate of 7%. Concurrently, Mr. Burlingame became a consultant to the Company under a two-year consulting

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement, and was appointed to fill a vacancy on the Company’s Board of Directors. The principal and all accrued interest under the loan agreement will become due and payable in full with interest on November 10, 2007. The loan is secured by all assets of the Company, other than intellectual property, and is subordinate to the security interest held by the Company’s secured lender. At the time the principal was advanced to the Company, Brookstreet, who acted as the agent in this transaction, was paid a fee of $50,000 and was granted a warrant to purchase 25,000 shares of the Company’s common stock at an exercise price of $18.00 per share. The aggregate fair value of all warrants issued to the agent under this arrangement amounts to $105,000 (Note 13). This amount in addition to the $50,000 cash payment was recorded as debt issue costs in the March 31, 2007 consolidated balance sheet and is being amortized as interest expense over the term of the credit facility. During the year ended March 31, 2007, the Company recorded $62,000 of non-cash interest expense related to the amortization of the debt issue costs and recorded $109,000 of accrued interest expense related to this note. The $4,000,000 loan is included in the current portion of long-term debt in the accompanying consolidated balance sheet at March 31, 2007.

On March 29, 2007, the Company entered into Amendment No. 1 to the loan agreement described above. Pursuant to the Amendment, the Company will make monthly interest payments on the $4,000,000 principal of the original promissory note and deposited $2,000,000 into a segregated interest-bearing account. Under a second Amendment No. 2 to the loan agreement, Mr. Burlingame has been granted sole signatory rights on this account but may not make any draws on the account until the loan obligation matures. The Company also agreed to deposit an additional $2,000,000 into this account if its cash and cash equivalents drop below $10,000,000 (including the amounts in this account). The Company may withdraw accrued interest from this account at any time, but has agreed not to withdraw principal amounts from this account without the prior consent of Mr. Burlingame. The Company has agreed that if it receives unrestricted funds from the issuance of debt, or equity funding, in excess of $500,000 prior to November 7, 2007, it will pay such amounts to Mr. Burlingame to reduce the amounts owing under the note.

A summary of principal payments due in years subsequent to March 31, 2007 is as follows (in thousands):

For Years Ending March 31,

2008	$6,045
2009	1,836
2010	116
2011	23
2012	15

Total principal payments	8,035
Less: current portion	6,045

Long-term portion	$1,990

NOTE 11 —	Capital Lease Obligations

During the period of September 1, 2003 through October 1, 2003, the Company entered into various capital leases under which the aggregate present value of the minimum lease payments amounted to $40,000. The present value of the minimum lease payments was calculated using discount rates of ranging from 13% to 18%. Lease payments, including amounts representing interest, amounted to $12,000, $11,000 and $11,000 for the years ended March 31, 2007, 2006 and 2005, respectively. The remaining principal balance on these obligations amounted to $19,700 at March 31, 2007, including $9,100 included in the current portion of capital lease obligations in the accompanying consolidated balance sheet.

On November 10, 2004, the Company entered into a capital lease under which the present value of the minimum lease payments amounted to $37,000. The present value of the minimum lease payments was calculated using a discount rate of 10%. Lease payments, including amounts representing interest, amounted to $9,300, $8,500

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and $3,900 for the years ended March 31, 2007, 2006 and 2005, respectively. The remaining principal balance on these obligations amounted to $21,900 at March 31, 2007, including $7,500 included in the current portion of capital lease obligations in the accompanying consolidated balance sheet.

The Company recorded interest expense in connection with these lease agreements in the amounts of $6,700, $8,900 and $11,000 for the years ended March 31, 2007, 2006 and 2005, respectively.

Minimum lease payments due in years subsequent to March 31, 2007 are as follows (in thousands):

For Years Ending March 31,

2008	$21
2009	21
2010	6
Total minimum lease payments	48
Less: amounts representing interest	6

Present value of minimum lease payments	42
Less: current portion	17

Long-term portion	$25

NOTE 12 —	Commitments and Contingencies

Lease Commitments

The Company has entered into various non-cancelable operating leases, primarily for office facility space, that expire at various times through April 2012. Minimum lease payments for non-cancelable operating leases are as follows (in thousands):

For Years Ending March 31,

2008	$296
2009	170
2010	91
2011	95
2012	8

Total minimum lease payments	$660

Rent expense amounted to $590,000, $535,000 and $510,000 for the years ended March 31, 2007, 2006, and 2005, respectively.

Employment Agreements

The Company entered into employment agreements with five of its key executives. The agreements provide, among other things, for the payment of aggregate annual salaries of approximately $915,000 and twelve to twenty four months of severance compensation for terminations under certain circumstances. Aggregate potential severance compensation amounted to $1,275,000 at March 31, 2007.

On October 1, 2005, the Board authorized the grant to one of the Company’s officers at the closing of its initial public offering of an option under the 2004 Stock Option Plan to purchase 60,000 shares of the Company’s common stock at an exercise price of $3.00 per share. Due to the Board’s subsequent decision not to grant additional options under the 2004 Stock Option Plan, the adoption by the Board and approval by the stockholders of the Company’s 2006 Stock Incentive Plan, and certain regulatory developments, on April 26, 2007, in lieu of the award of an

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

option, the Compensation Committee authorized the award to the officer of 60,000 stock units (Note 20). Following the measurement and expense recognition provisions enumerated in SFAS 123(R), the Company recorded $351,000 of stock-based compensation related to this award which is included in the accompanying consolidated statement of operations for the year ended March 31, 2007.

Legal Matters

In April 2005, the Company was named as a defendant in an employment related matter under a complaint filed by one of its former employees in the Superior Court of the State of California, in the County of Sonoma. The Company entered into a settlement agreement with the plaintiff in November 2006, which provided for the payment of $250,000 and the issuance of a warrant to purchase 50,000 shares of the Company’s common stock exercisable at $3.00 per share. The warrants, which were non-forfeitable at the date of issuance, were recorded at fair value which resulted in a $365,000 charge which was recorded as a selling, general and administrative expense. A $300,000 reserve was established and recorded in accrued expenses in the accompanying balance sheet at March 31, 2006 which at the time was the Company’s best estimate of the potential loss. The $250,000 cash payment was made in February 2007. The issuance of the warrants was subject to the Company obtaining appropriate waivers from the Company’s convertible preferred stockholders which was obtained in December 2006. Under the terms of the agreement, the plaintiff has agreed to dismiss his claim and has waived any other previous claims against the Company.

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

The Company is currently in discussions regarding two trademark matters asserting confusion in trademarks with respect to the Company’s use of the name Microcyn60 in Mexico. Although the Company believes that the nature and intended use of its products are different from those with the similar names, it has agreed with one of the parties to stop using the name Microcyn60 by September 2007. Although such plaintiff referred the matter to the Mexico Trademark Office, the Company is not aware of a claim for monetary damages. The Company is in discussions with the other party and believes that the name change will satisfy an assertion of confusion; however, Company management believes that the Company could incur a possible loss of approximately $100,000 for the use of the name Microcyn60 during the twelve month period following the date of settlement.

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

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and no legal claim has been threatened to date, the Company cannot provide any assurance that the grantor will not take legal action to restrict the Company’s use of the technology in the licensed territory.

While Company management does not anticipate that the outcome of this matter is likely to result in a material loss, there can be no assurance that if the grantor pursues legal action, such legal action would not have a material adverse effect on the Company’s financial position or results of operations.

In August 2006, the Company received a “show cause” letter from the U.S. Environmental Protection Agency (“EPA”), which stated that, in tests conducted by the EPA, Cidalcyn was found to be ineffective in killing certain specified pathogens when used according to label directions. Based on its results, the EPA strongly recommended that the Company immediately recalled all Cidalcyn distributed on and after September 28, 2005. Accordingly, the Company commenced a voluntary recall of Cidalcyn. Although the Company has not marketed Cidalcyn on a large commercial scale, it has provided it in small quantities to numerous hospitals solely for use in product evaluation exercises. In a second letter, the EPA stated it intended to file a civil administrative complaint against the Company for violation of the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”). Under FIFRA, the EPA could assess civil penalties related to the sale and distribution of a pesticide product not meeting the label’s claims as a broad-spectrum hospital disinfectant. In April 2007, the Company paid a settlement amounting to $20,800 to the EPA in connection with this matter.

In September 2006, a consulting firm in Mexico City contacted the Company threatening legal action in Mexico, alleging breach of contract and claiming damages of $225,000. A formal compliant was not served. In December 2006, the Company entered into a settlement agreement with the consulting firm where the Company paid $115,000 for the dismissal of their claim and waiver of any previous claims against the Company.

In February 2007, the Company’s Mexico subsidiary served Quimica Pasteur (“QP”), a former distributor of the Company’s products in Mexico, with a claim alleging breach of contract under a note made by QP. A trial date has not yet been set.

The Company, from time to time, is involved in legal matters arising in the ordinary course of its business. While management believes that such matters are currently insignificant, there can be no assurance that matters arising in the ordinary course of business for which the Company is or could become involved in litigation, will not have a material adverse effect on its business, financial condition or results of operations.

Consulting Agreements

On October 1, 2005, the Company entered into a consulting agreement with White Moon Medical. Akihisa Akao, a member of the Board of Directors, is the sole stockholder of White Moon Medical. Under the terms of the agreement, the individual will be compensated for services provided outside his normal Board duties. The Company paid and recorded expense related to this agreement in the amount of $146,000 and $73,000 which is included in selling, general and administrative expense in the consolidated statements of operations for the years ended March 31, 2007 and 2006, respectively. During the year ended March 31, 2007, the Company extended the agreement for an additional one-year term and continued to make the monthly payments.

On November 7, 2006, the Company entered into a consulting agreement with Mr. Robert Burlingame, one of the Company’s directors who also provided the Company with a $4,000,000 Bridge Loan (Note 10). The director received warrants in connection with this agreement. During the year ended March 31, 2007, the amortized fair value of the warrants amounted to $70,000 and was recorded as selling, general and administrative expense in the accompanying consolidated statements of operations (Note 13).

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13 —	Stockholders’ Equity

Authorized Capital

The Company is authorized to issue up to 100,000,000 shares of common stock and 30,000,000 shares of convertible preferred stock of which 1,375,000 shares have been designated as Series A convertible preferred stock, 2,805,555 shares have been designated as Series B convertible preferred stock and 875,000 shares have been designated Series C convertible preferred stock. As described in Note 1, the Company reincorporated in Delaware on December 15, 2006 and now has common stock, with a par value of $0.0001 per share.

Description of Common Stock

Each share of common stock has the right to one vote.  The holders of common stock are entitled to dividends when funds are legally available and when declared by the Board of Directors.

Convertible Preferred Stock

At the close of the Company’s initial public offering on January 30, 2007, all 4,176,498 outstanding shares of Series A, Series B, and Series C convertible preferred stock automatically converted into an equal number of shares of common stock.

The Company issued in a private placement transaction an aggregate of 2,635,744 shares of its Series B convertible preferred stock for net proceeds of $43,722,000 (gross proceeds of $47,446,000 less offering costs of $3,724,000) including 1,621,651 shares issued during the year ended March 31, 2006 for net proceeds of $27,026,000 and 1,014,093 shares issued during the year ended March 31, 2005 for net proceeds of $16,696,000.

The Company issued in a private placement transaction an aggregate of 193,045 shares of its Series C convertible preferred stock for net proceeds of $2,903,000 (gross proceeds of $3,474,000 less offering costs of $571,000) during the year ended March 31, 2007.

The Company had reserved 5,055,555 shares of its common stock for issuance upon the conversion of its convertible preferred stock.

Prior to conversion, the Series A preferred shares were convertible into common stock at any time, at the option of the holder at a fixed conversion price of $6.00 per share. The Series B and Series C convertible preferred shares were convertible into common stock at any time, at the option of the holder, at a fixed conversion price of $18.00 per share. The conversion prices of the Series A, Series B and Series C convertible preferred shares were subject to adjustment for stock splits, stock dividends, recapitalizations, dilutive issuances and other anti-dilution provisions, including circumstances in which the Company, at its discretion, issued equity securities or convertible instruments that featured prices lower than the conversion prices specified in the Series A, B and C convertible preferred shares. The Series A, Series B and Series C convertible preferred shares were also automatically convertible into shares of the Company’s common stock, at the then applicable conversion price, (i) in the event that the holders of two-thirds of the outstanding shares of Series A, Series B and Series C convertible preferred shares consented to such conversion; or (ii) upon the closing of a firm commitment underwritten public offering of shares of common stock of the Company yielding aggregate proceeds of not less than $20 million (before deduction of underwriters commissions and expenses); or (iii) Company’s going public by means of a merger or acquisition which had a resultant market capitalization of greater than $75 million.

Each share of Series A, Series B and Series C convertible preferred shares had voting rights equal to an equivalent number of common shares into which it was convertible and voted together as one class with common stock. The holders of the Series A were entitled to receive cumulative dividends in preference to any dividend on the common stock at the rate of 6% per annum on the initial investment amount commencing January 1, 2006 (discussion below). The Company had the option of paying the dividend in either common stock or cash. The holders of Series B were entitled to receive non-cumulative dividends when and if declared by the Board. The

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

holders of Series C were entitled to non-cumulative dividends when and if declared by the Board and only after the Series A had been paid all accrued dividends and any dividends declared by the Board and payable to the Series B had been paid. The holders of Series A, Series B and Series C were also entitled to participate pro rata in any dividends paid on the common stock, if declared by the Board of Directors on an as converted basis.

In the event of any liquidation or winding up of the Company, the holders of the Series A would have been entitled to participate in the ratable distribution of the assets of the Company until the holders of the Series A had received a per share amount equal to $12.00 plus any declared but unpaid dividends. The holders of Series B were entitled to participate in the ratable distribution of the assets of the Company after the holders of Series A had received a per share amount equal to $12.00 and holders of Series B had received a per share amount equal to $22.50, plus any declared but unpaid dividends. The holders of Series C were entitled to participate in the ratable distribution of the assets of the Company after the holders of Series A had received a per share amount equal to $12.00, Series B had received a per share amount equal to $22.50 and Series C had received a per share amount equal to $22.50, plus any declared but unpaid dividends. Thereafter, any remaining assets would have needed to be distributed ratably to the holders of common stock until the common stockholders had received a per share amount equal to $12.00. Any remaining assets of the Company thereafter would have been distributed ratably to the Series A convertible preferred stockholders, Series B convertible preferred stockholders, Series C convertible preferred stockholders and to the common stockholders, on an as converted basis.

Liquidation events included (i) a final dissolution or winding up of the Company’s affairs requiring a liquidation of all classes of stock, (ii) a merger, consolidation or similar event resulting in a more than 50% change in control, (iii) the sale of all or substantially all of the Company’s assets and (iv) the effectuation (at the Company’s election) of any transaction or series of transactions resulting in a more than 50% change in control.

Under the terms of Series A, Series B and Series C investors rights agreements between the Company and its convertible preferred stockholders, any time after January 30, 2007 following the Company’s completion of its IPO, the Series A, Series B and Series C investors entitled to registration rights could request that the Company file a registration statement covering the public sale of the underlying common stock under the Securities Act of 1933, as amended (the “1933 Act”) with limited rights to delay by the Company. The investors having registration rights are also entitled to unlimited piggyback registration rights on all 1933 Act registrations of the Company (except for registrations relating to employee benefit plans on Form S-8 and corporate reorganizations on Form S-4). The foregoing demand and piggyback registration rights terminate on the earlier of (i) one year after the Company’s IPO, (ii) such time as Rule 144 or another similar exemption under the 1933 Act is available for sale of all of an investor’s shares during a three-month period without registration or (iii) with respect to each investor, where the investor no longer holds 1% the outstanding shares of the Company. The investors rights agreement also placed certain restrictions on the convertible preferred stockholders from selling their shares and provided them with certain rights of first refusal, co-sale and drag along and tag along rights for sales effectuated under certain circumstances. These rights expired upon the conversion of the preferred shares into common stock.

As described in Note 3, the Company applied the classification and measurement principles enumerated in EITF Topic D-98 with respect to accounting for its issuances of the Series A, Series B and Series C convertible preferred stock. The Company was required, under California law, to obtain the approval of its Board of Directors in order to effectuate a merger, consolidation or similar event resulting in a more than 50% change in control or a sale of all or substantially all of its assets. The Board of Directors would then be required to submit proposals to enter into these types of transactions to its stockholders for their approval by majority vote. At any reporting date, the Company’s convertible preferred stockholders did not (i) have control of the Company’s Board of Directors and (ii) did not have sufficient voting rights to control a redemption of these shares by either of these events. In addition the effectuation of any transaction or series of transactions resulting in a more than 50% change in control of the Company could be made only by the Company at its own election. Based on these provisions, the Company classified its Series A, Series B and Series C convertible preferred shares in stockholders’ equity in the

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accompanying March 31, 2007 consolidated balance sheet because the liquidation events were deemed to be within the Company’s control in accordance with the provisions of EITF Topic D-98.

Also as described in Note 3, the Company evaluated the conversion options embedded in the Series A, Series B and Series C preferred shares to determine (in accordance with SFAS 133 and EITF 00-19) whether they should have bifurcated them from their host instruments and accounted for them as separate derivative financial instruments. The Company determined, in accordance with SFAS 133, that the risks and rewards of the common shares underlying the conversion feature were clearly and closely related to those of the host instrument. Accordingly the conversion features, which were not deemed to be beneficial at the commitment dates of these financing transactions, were accounted for as embedded conversion options in accordance with EITF 98-5 and EITF 00-27.

The Company evaluated the Series A, Series B and Series C preferred shares at each reporting date for appropriate balance sheet classification. The Company concluded the appropriate balance sheet classification for the convertible preferred stock at each reporting date was in permanent equity in the accompanying consolidated balance sheets at March 31, 2007 and 2006.

Initial Public Offering

The Company’s Registration Statement on Form S-1, Amendment No. 7, (File No. 333-135584) related to its IPO was declared effective by the SEC on January 24, 2007. A total of 3,025,000 shares of the Company’s common stock were registered with the SEC. All of these shares were registered on the Company’s behalf. The offering commenced on January 25, 2007 and 3,025,000 shares of common stock offered were sold on January 30, 2007 for an aggregate offering price of $24,200,000 through the managing underwriters: Roth Capital Partners, Maxim LLC and Brookstreet Securities Corporation.

On February 16, 2007 the underwriters of the Company’s initial public offering exercised a portion of their over-allotment option and purchased 328,550 shares of the Company’s common stock in accordance with the terms of the underwriting agreement for an aggregate offering price of $2,628,000 through the managing underwriters: Roth Capital Partners, Maxim LLC and Brookstreet Securities Corporation.

The Company paid to the underwriters underwriting discounts, commissions and non-accountable expenses totaling $2,146,000 in connection with the initial public offering and the underwriters’ exercise of the over-allotment shares. In addition, the Company incurred additional expenses of approximately $2,746,000 in connection with the initial public offering, which when added to the underwriting discounts, commissions and non-accountable expenses paid by the Company amounts to total expenses of $4,892,000. Thus the net offering proceeds to the Company (after deducting underwriting discounts and commissions and offering expenses) were approximately $21,936,000. No offering expenses were paid directly or indirectly to any of the Company’s directors or officers (or their associates), persons owning ten percent (10%) or more of any class of the Company’s equity securities or to any other affiliates.

Dividend Payment in Common Stock

On February 15, 2007 the Board of Directors authorized payment of dividends to the persons who were holders of the Series A convertible preferred stock immediately prior to the close of the IPO. The Company issued 87,494 shares of common stock in payment of the dividend on March 21, 2007. In connection with the accrued dividend, the Company’s net loss available to common stockholders increased $404,000 and $121,000 for the years ended March 31, 2007, and 2006, respectively.

Stock Purchase Warrants Issued in Financing Transactions

On October 27, 2005, the Company issued a warrant to purchase 329,483 shares of common stock at an exercise price of $18.00 per share to the placement agent that managed the Series B stock offering. The warrants

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were fully exercisable at the date of issuance with no future performance obligations by the placement agent and expire the second year following an IPO by the Company.

On June 14, 2006, the Company issued warrants to purchase 71,521 shares of Series B convertible preferred stock at an exercise price of $18.00 per share in connection with the new financing facility described in Note 10. These warrants were automatically converted to warrants to purchase 71,521 shares of common stock at the closing of the Company’s IPO on January 30, 2007. The warrants were valued using the Black-Scholes pricing model. Assumptions used were as follows: Fair value of the underlying stock $18.00; risk-free interest rate 5.15% percent; contractual life of 11 years; dividend yield of 0%; and volatility of 70%. The fair value of the warrants, which amounted to $1,046,000, was recorded as deferred debt issue costs and is being amortized as interest expense over the term of the credit facility. Amortization of these costs amounted to $332,000 and is included as a component of interest expense in the accompanying consolidated statement of operations for the year ended March 31, 2007.

On September 20, 2006 and October 14, 2006, the Company issued a warrant to purchase 10,567 and 13,560 shares of common stock, respectively, at an exercise price of $18.00 per share to the placement agent of the Series C stock offering. The warrants were fully exercisable at the date of issuance with no future performance obligations by the placement agent and expire five years from the date of issuance.

On September 20, 2006 and October 14, 2006 the Company issued warrants to purchase 16,907 and 21,696 shares of common stock, respectively, at an exercise price of $18.00 per share to investors in conjunction with the purchase of Series C stock units. The warrants require settlement in shares of the Company’s common stock. The Company accounts for the issuance of common stock purchase warrants issued in connection with sales of its Units in accordance with the provisions of EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. Based on the provisions of EITF 00-19, the Company classified the warrants as equity. In addition, the Company determined the convertible preferred stock was issued with no effective beneficial conversion feature and therefore it was not necessary to record a deemed dividend.

On November 10, 2006, Brookstreet Securities Corporation was granted a warrant to purchase 25,000 shares of the Company’s common stock at an exercise price of $18.00 per share in connection with a finder’s fee for the Robert Burlingame Bridge Loan, which funded on November 10, 2006 (Note 10). The warrants were valued using the Black-Scholes pricing model. The fair value of the warrants, which amounted to $105,000 and was recorded as debt issue costs in the accompanying consolidated balance sheet as of March 31, 2007 and will be amortized as interest expense over the term of the loan. The Company amortized $42,000 of interest expense related to the warrants during the year ended March 31, 2007.

On January 30, 2007, under the terms of the Underwriting Agreement and in connection with the closing of the Company’s IPO, the Company issued to the underwriter’s warrants to purchase an aggregate of 211,750 shares of common stock at an exercise price of $13.20. On February 16, 2007, under the terms of the Underwriting Agreement and in connection with the closing of the partial exercise of the underwriters’ over-allotment option, the Company issued to the underwriters warrants to purchase an aggregate of 22,998 shares of the common stock of the Company at an exercise price of $13.20. The warrants were fully exercisable at the date of issuance with no future performance obligations by the underwriters and expire on January 29, 2012.

Common Stock and Common Stock Purchase Warrants Issued to Non-Employees

At various dates during the year ended March 31, 2006, the Company issued warrants to purchase 73,843 shares of common stock to various consultants at an exercise price of $18.00 per share. Fair value of the underlying stock at the date of grant was $10.16 per share. The warrants become exercisable at various dates through November 11, 2009 and expire at various dates through August 31, 2015. The fair value of the warrants amounted to $158,000 and $153,000 and was recorded as a selling, general and administrative expense in the accompanying consolidated statement of operations for the year ended March 31, 2007 and 2006, respectively.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The non-vested warrants were adjusted to fair value at each reporting date using the following weighted average assumptions:

	Year Ended March 31,
	2007	2006

Fair market value of common stock at reporting date	$5.95	$12.00
Estimated life	5.33 years	6.24 years
Risk-free interest rate	4.71%	4.85%
Dividend yield	0.00%	0.00%
Volatility	70%	70%

On November 10, 2006, the Company entered into a 2 year consulting agreement with its new director, Robert Burlingame. Under the terms of the agreement, the Company issued the director a warrant to purchase 75,000 shares of the Company’s common stock, exercisable at a price equal to the Company’s common stock in its initial public offering in consideration of corporate advisory services. The warrants were fully exercisable and non-forfeitable at date of issuance. The warrants were valued using the Black-Scholes option pricing model. Assumptions used were as follows: Fair value of the underlying stock of $9.00, risk-free interest rate of 4.70%; contractual life of 5 years; dividend yield of 0%; and volatility of 70%. The fair value of the warrants amounted to $416,000. This warrant was cancelled on January 24, 2007 and a new warrant, having an exercise price of $8.00 per share, but otherwise having terms identical to the original warrant, was issued to the director. The adjusted fair value of the warrant amounted to $350,000. Following the guidance enumerated in Issue 2 of EITF 96-18, the Company is amortizing the fair value of the warrants over the two year term of the consulting agreement which is consistent with its treatment of similar cash transactions. For the year ended March 31, 2007, the amortized fair value of the warrants amounted to $70,000 and was recorded as selling, general and administrative expense in the accompanying consolidated statements of operations.

On December 22, 2006, the Company issued a warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $3.00 per share in connection with a settlement agreement with a former director and chief operating officer. The warrants were non-forfeitable at date of issuance. The warrants were valued using the Black-Scholes option pricing model. Assumptions used were as follows: Fair value of the underlying stock $9.00; risk-free interest rate 4.70%; contractual life of 5 years; dividend yield of 0%; and volatility of 70%. The fair value of the warrants amounted to $365,000 and was recorded as selling, general and administrative expense in the accompanying consolidated statement of operations for the year ended March 31, 2007.

On June 1, 2006, the Company issued 3,750 shares of common stock to a consultant in exchange for services provided. The fair value of the underlying stock was valued at $11.28 per share. The shares were fully vested and were non-forfeitable when issued with no future performance obligation by the consultant. The aggregate fair value of the shares, which amounted to $43,000, was recorded as a selling, general and administrative expense in the accompanying consolidated statement of operations for the year March 31, 2007.

The Company accounted for its issuance of stock-based compensation to non-employees for services using the measurements date guidelines enumerated in SFAS 123(R) and EITF 96-18. Accordingly, the value of any awards that were vested and non forfeitable at their date of issuance were measured based on the fair value of the equity instruments at the date of issuance. The non-vested portion of awards that are subject to the future performance of the counterparty are adjusted at each reporting date to their fair values based upon the then current market value of the Company’s stock and other assumptions that management believes are reasonable.

Valuation of Common Stock

For the year ended March 31, 2004, all stock options that the Company granted to employees and non-employees under its 1999, 2000 and 2003 Stock Option Plans were recorded at their cash settlement value due to a compliance matter for which the statute of limitations has expired. In July 2005, the Company engaged Valuation

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research Corporation, an outside valuation specialist to determine the fair value of its common stock. The fair value of the Company’s common stock, based on this valuation study, was determined to be $10.16 per share. Accordingly, the fair value of the Company’s common stock underlying all equity transactions completed during the years ended March 31, 2004, 2005 and 2006 (other than options granted under the 1999, 2000 and 2003 Stock Option Plans) was based on the results of the valuation study. The results were adjusted to the date of grant based on an analysis performed by management. The results were assessed for reasonableness by comparing such amounts to concurrent sales of other equity instruments to unrelated parties for cash and intervening events reflected in the price of the Company’s stock.

In June 2006, the Company engaged Valuation Research Corporation, an independent valuation specialist, to determine the fair value of its common stock. The fair value of the Company’s common stock, based on this valuation study, was determined to be $11.28 per share. The fair value of the Company’s common stock underlying common equity transactions completed during the year ended March 31, 2007 was based on the valuation study, the Company’s estimate of the mid-point of its proposed IPO price range, which was determined in November 2006 to be $13.00 (subsequently reduced in January 2007 to mid-point of $9.00) and a negotiated exercise price of $18.00 per share for warrants issued to the placement agent for the Series C convertible preferred stock offering.

NOTE 14 —	Stock-Based Compensation

Reverse Stock Split

On December 15, 2006, the Company effected an equity restructuring through a 1-for-4 reverse stock split of its common stock. The Company split adjusted both the exercise price and number of shares underlying its outstanding employee stock options in accordance with stock plan equity restructuring provisions, which include adjustments for stock splits, contained in the Company’s stock option plans. The Company applied the guidance specified in paragraph 54 and the related implementation guidance included in Appendix A of SFAS 123(R) to evaluate whether the equity restructuring and modification of awards resulted in an increase in the fair value of such awards and whether additional compensation cost should be recognized. In accordance with SFAS 123(R) awards that are modified in equity restructurings pursuant to existing anti-dilution provisions generally do not result in the recognition of additional compensation cost. The Company evaluated the effect of the reverse-split on the fair value of existing stock options before and after the equity restructuring in accordance with the equity restructuring guidelines. As a result, the Company determined that it is not required to record additional stock-based compensation cost.

1999, 2000, 2003 and 2004 Stock Option Plans

The 1999, 2000, 2003 and 2004 Stock Option Plans became effective May 1999, June 2000, July 2003 and July 2004, respectively. The Plans provide for grants of both incentive stock options (ISO’s) and non-qualified stock options (NSO’s) to employees, consultants and directors.

In accordance with the Plans, stated exercise price shall not be less than 100% and 85% of the estimated fair market value of the Company’s common stock on the date of grant for ISO’s and NSO’s, respectively, as determined by the Board of Directors at the date of grant. With respect to any 10% shareholder, the exercise price of an ISO or NSO was not to exceed 110% of the estimated fair market value per share on the date of grant.

Options issued under the Plans generally have a ten-year term and generally became exercisable over a five-year period.

As of June 29, 2006, the compensation committee of the Company’s Board of Directors resolved that it would not approve any further grants under its 1999, 2000, and 2003 Plans.

In connection with the reincorporation in Delaware, no future options will be granted from the 2004 Plan.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Options issued under the 2006 Plan generally have a ten-year term and generally become exercisable over a five-year period.

Shares subject to awards that expire unexercised or are forfeited or terminated will again become available for issuance under the 2006 Plan. No participant in the 2006 Plan can receive option grants, restricted shares, stock appreciation rights or stock units for more than 750,000 shares in the aggregate in any calendar year.

As of March 31, 2007, 1,115,000 shares remain authorized for issuance under the 2006 Plan and 135,000 options are issued and outstanding.

Options Granted Outside of Plans

In May 2004, the Company granted an option to purchase 300,000 shares of the Company’s common stock with an exercise price of $0.16 per share to the Chief Executive Officer of the Company. The fair value of the underlying common stock at the date of grant was $5.96 per share. The options were fully exercisable on the date of grant. Stock-based compensation expense related to these options amounted to $1,740,000 and was recorded in selling, general and administrative expense in the consolidated statement of operations for the year ended March 31, 2005.

Options Subject to Repurchase

During the period from May 1999 to December 2003, the Company granted an aggregate of 1,827,405 stock options to various employees and non-employees under its 1999, 2000, and 2003 Plans. Subsequent to making such grants, the Company determined that such grants may not have been exempt from registration or qualification rights under the provisions of applicable state securities laws. A failure to comply with applicable state securities laws may give rise to claims of optionees against the Company for the repurchase of their unexercised options at an amount determined by a formula specified by state securities law regulators, plus legal interest, or rescission of the purchase of the shares of common stock issued upon exercise of the options at an amount equal to the exercise price of the options, plus interest from the date of exercise. The repurchase and rescission rights held by the Company’s security holders, if any, are subject to applicable statute of limitations prescribed by state law. In California, the statute of limitation is two years. During the period from May 2001 to December 2005 the statute of limitations would have lapsed for bringing claims against the Company related to options granted during the period from May 2001 to December 2005 subject to California law.

The Company accounted for the repurchase and rescission rights in accordance with APB 25 paragraph 25 and SFAS 123 paragraph 25, both of which are titled “Awards That Call for Settlement in Cash”. These standards require entities to record stock-based compensation awards as liability instruments when the optionee has the

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ability to compel the entity to settle the award by transferring cash or other assets. In addition, other accounting literature (including literature relating to accounting for derivative financial instruments) requires liability classification when a net cash settlement is in the holder’s control. The Company believes that if the holders of these awards possess a free standing right to require cash settlement that liability classification of these awards is required under APB 25 and SFAS 123 (the standards applicable at the time of grant) and that such treatment is consistent with the principles of other literature relating to the classification of financial instruments. Accordingly, these awards were classified as liability instruments for their estimated cash settlement amounts. The Company reclassified the liability instruments to permanent equity at the time the statute of limitations lapsed and the holder could no longer control settlement of the award in cash.

During the year ended March 31, 2006 and 2005 the Company included in the accompanying consolidated statements of operations stock compensation expense of $6,000 and $22,000, respectively.

A summary of activity under option Plans for the years ended March 31, 2007, 2006 and 2005 is presented below (in thousands, except per share data):

				Aggregate
	Number of	Weighted-Average	Weighted-Average	Intrinsic
	Shares	Exercise Price	Contractual Term	Value

Outstanding at March 31, 2004	1,535	$1.35
Options granted	613	1.61
Options forfeited or expired	(508)	1.30

Outstanding at March 31, 2005	1,640	1.46
Options granted	787	9.20
Options exercised	(292)	1.02
Options forfeited or expired	(166)	6.17

Outstanding at March 31, 2006	1,969	4.22
Options granted	380	9.20
Options forfeited or expired	(329)	5.76

Outstanding at March 31, 2007	2,020	$4.91	6.72	$5,566

Exercisable at March 31, 2007	1,317	$2.68	5.83	$5,127

Options available for grant as of March 31, 2007	1,115

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock at the time ($5.95) for stock options that are in-the-money as of March 31, 2007.

Stock-Based Compensation Before Adoption of SFAS No. 123(R)

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

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect on net loss as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation arrangements (in thousands, except per share data):

	Year Ended March 31,
	2006	2005

Net loss available to common stockholders, as reported	$(23,220)	$(16,530)
Add: Total stock-based employee compensation expenses included in net loss	279	2,297
Deduct: Total stock-based employee compensation determined under the fair-value based method for all awards	(503)	(2,448)

Net loss available to common stockholders, pro forma	$(23,444)	$(16,681)

Net loss per common share, basic and diluted:
As reported	$(5.60)	$(4.22)
Pro forma	$(5.65)	$(4.26)

In accordance with the provisions of SFAS No. 123, the fair value of each employee option granted in reporting periods prior to the adoption of SFAS 123(R) was estimated on the date of grant using the minimum value method with the following weighted-average assumptions:

	Year Ended March 31,
	2006	2005

Estimated life	6 yrs	6 yrs
Risk-free interest rate	4.27%	3.95%
Dividend yield	0.00%	0.00%

The weighted-average estimated minimum values of options granted were $3.12 and $5.00 for the years ended March 31, 2006 and 2005, respectively.

Stock-Based Compensation After Adoption of SFAS 123(R)

Effective April 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, using the prospective transition method, which requires the measurement and recognition of compensation expense for all share-based payment awards granted, modified and settled to the Company’s employees and directors after April 1, 2006. The Company’s consolidated financial statements as of and for the year ended March 31, 2007 reflect the impact of SFAS No. 123(R). In accordance with the prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

The effect of the change of recording stock-based compensation expense from the original provisions of APB No. 25 to the provisions of SFAS No. 123(R)for the year ended March 31, 2007 is as follows (in thousands, except per share amounts):

Impact from
SFAS No. 123(R)
Provisions for
the Year Ended
March 31, 2007

Cost of revenues service	$3
Selling, general and administrative	812

Total stock-based compensation	$815

Effect on basic and diluted net loss per common share	$0.15

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options. The implementation of SFAS No. 123(R) did not have an impact on cash flows from financing activities during the year ended March 31, 2007.

The Company estimated the fair value of employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options was estimated using the following weighted-average assumptions for the year ended March 31, 2007:

	Year Ended
	March 31, 2007

Expected Term	3.95	yrs
Risk-free interest rate	4.60%
Dividend yield	0.00%
Volatility	70.0%

The expected term of stock options represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by SAB 107 for “plain vanilla” options. The Company used this approach as it did not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. The expected stock price volatility for the Company’s stock options for the year ended March 31, 2007 was determined by examining the historical volatilities for industry peers and using an average of the historical volatilities of the Company’s industry peers as the Company did not have any trading history for the Company’s common stock. The Company will continue to analyze the historical stock price volatility and expected term assumption as more historical data for the Company’s common stock becomes available. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.

In addition, SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. Prior to the adoption of SFAS No. 123(R), the Company accounted for forfeitures as they occurred.

At March 31, 2007, there was $343,000 of unrecognized compensation cost related to options that the Company accounted for under APB 25 through March 31, 2006. These costs are expected to be recognized over a weighted average amortization period of 3.31 years.

During the year ended March 31, 2007, the Company granted 380,124 stock options to employees with a weighted-average grant date fair value of $9.20 per share. At March 31, 2007, there was unrecognized compensation costs of $1,156,000 related to these stock options. The cost is expected to be recognized over a weighted-average amortization period of 3.32 years.

During the year ended March 31, 2007, the Company modified stock options granted to employees and non-employees under share based arrangements in connection with the reverse-stock split equity restructuring. As described previously, the Company was not required to record any additional compensation in connection with the reverse-stock split. In addition, the Company modified an option grant to a Board Member, Robert Burlingame. In accordance with his agreement with the Company, the exercise price of the 75,000 options granted would be equal to the IPO price of $8.00. On January 25, 2007, the Company cancelled and regranted the options at the price of $8.00. The Company treated the cancellation and regrant as a modification to the original grant and recorded incremental compensation cost of $22,000.

The Company did not capitalize any cost associated with stock-based compensation.

The Company issues new shares of common stock upon exercise of stock options.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-Employee Options

The Company believes that the fair value of the stock options issued to non-employees is more reliably measurable than the fair value of the services received. The fair value of the stock options granted was calculated using the Black-Scholes option-pricing model as prescribed by SFAS No. 123 using the following weighted-average assumptions:

	Year Ended March 31,
	2007	2006	2005

Estimated life	8.83 yrs	8.67 yrs	9.06 yrs
Risk-free interest rate	4.29%	4.27%	4.50%
Dividend yield	0.00%	0.00%	0.00%
Volatility	70%	70%	70%

The stock-based compensation expense will fluctuate as the fair market value of the common stock fluctuates. In connection with stock options granted to non-employees, the Company recorded $11,000, $32,000 and $30,000 of stock-based compensation expense in the years ended March 31, 2007, 2006 and 2005, respectively.

NOTE 15 —	Income Taxes

The Company has the following net deferred tax assets (in thousands):

	March 31,
	2007	2006

Deferred tax assets:
Net operating loss carryforwards	$23,248	$17,290
Tax credit carryforwards	420	212
Stock-based compensation	1,664	1,070
Reserves and accruals	1,013	186
Other deferred tax assets	173	—

Total deferred tax assets	$26,518	$18,758

Deferred tax liabilities:
Basis difference in assets	(20)	(78)
State taxes	(1,766)	(897)

Total deferred tax liabilities	(1,786)	(975)

Net deferred tax asset	24,732	17,783
Valuation allowance	(24,732)	(17,783)

Net deferred tax asset	$—	$—

The Company’s recorded income tax benefit, net of the change in the valuation allowance, for each of the periods presented is as follows:

	Years Ended March 31,
	2007	2006	2005

Income tax benefit	$6,949	$8,107	$6,019
Change in valuation allowance	(6,949)	(8,107)	(6,019)

Net income tax benefit	$—	$—	$—

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Years Ended March 31,
	2007	2006	2005

Expected statutory rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(5.8)%	(3.3)%	(3.8)%
Research and Development Credit	(0.7)%	—	—
Foreign earnings taxed at different rates	2.6%	1.8%	1.0%
Japan loss not benefited	0.2%	—	—
Effect of permanent differences	2.6%	0.3%	0.3%

	(35.1)%	(35.2)%	(36.5)%
Change in valuation allowance	35.1%	35.2%	36.5%

Totals	0.0%	0.0%	0.0%

At March 31, 2007, the Company had net operating loss carryforwards for federal, state and foreign income tax purposes of approximately $40,093,000, $53,010,000 and $18,238,000, respectively. The carryforwards expire at various times through March 31, 2020. The Company also had, at March 31, 2007, federal and state research and development credit carryforwards of approximately $206,000 and $214,000, respectively. The federal credits expire beginning in 2026 and the state credits do not expire.

The Company experienced substantial ownership changes in connection with financing transactions it completed during the year ended March 31, 2006. Accordingly, the Company’s utilization of its net operating loss and tax credit carryforwards against taxable income in future periods, if any, is subject to substantial limitations under the Change in Ownership rules of Section 382 of the Internal Revenue Code. The Company, after considering all available evidence, fully reserved for these and its other deferred tax assets since it is more likely than not such benefits will not be realized in future periods. The Company has incurred losses for both financial reporting and income tax purposes for the year ended March 31, 2007. Accordingly, the Company is continuing to fully reserve for its deferred tax assets. The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the Company’s deferred income tax assets satisfy the realization standard of SFAS No. 109, the valuation allowance will be reduced accordingly.

NOTE 16 —	Employee Benefit Plan

In 2002, the Company established a program to contribute and administer individual retirement accounts for regular full time employees. Under the plan the Company matches employee contributions to the plan up to 3% of the employee’s salary. The Company contributed $66,000, $53,000 and $63,000 to the program for the years ended March 31, 2007, 2006 and 2005, respectively.

NOTE 17 —	Segment and Geographic Information

In accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”), operating segments are identified as components of an enterprise for which separate and discreet financial information is available and is used by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s chief decision-makers, as defined by SFAS 131, are the Chief Executive Officer and his direct reports.

The Company’s chief decision-makers review financial information presented on a consolidated basis, accompanied by disaggregated information about revenue and operating profit by operating unit. This information is used for purposes of allocating resources and evaluating financial performance.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies.” Segment data includes segment revenue, segment operating profitability, and total assets by segment. Shared corporate operating expenses are reported in the U.S. segment.

The Company is organized primarily on the basis of operating units which are segregated by geography. Oculus Japan is insignificant with respect to the Company’s consolidated operating results for the year ended March 31, 2007 and therefore has been included in the U.S. segment.

	U.S.	Europe	Mexico	Total

Year Ended March 31, 2007:
Product revenues	$140	$1,026	$2,513	$3,679
Service revenues	864	—	—	864

Total revenues	1,004	1,026	2,513	4,543
Depreciation expense	377	203	92	672
Operating loss	(13,066)	(2,905)	(3,513)	(19,484)
Interest expense	(956)	—	—	(956)
Interest income	312	—	—	312

	U.S.	Europe	Mexico	Total

Year Ended March 31, 2006:
Product revenues	$109	$69	$1,788	$1,966
Service revenues	618	—	—	618

Total revenues	727	69	1,788	2,584
Depreciation expense	463	96	92	651
Operating loss	(12,621)	(2,685)	(5,545)	(20,851)
Interest expense	(172)	—	—	(172)
Interest income	282	—	—	282

	U.S.	Europe	Mexico	Total

Year Ended March 31, 2005:
Product revenues	$4	$35	$434	$473
Service revenues	883	—	—	883

Total revenues	887	35	434	1,356
Depreciation expense	368	49	17	434
Operating loss	(12,242)	(1,529)	(2,541)	(16,312)
Interest expense	(372)	—	—	(372)
Interest income	8	—	—	8

For the year ended March 31, 2007, sales to a customer in India were $604,000. These sales are reported as part of the Europe segment.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows property and equipment balances by segment (in thousands):

	March 31,
	2007	2006

U.S.	$904	$930
Europe	901	639
Mexico	402	371

	$2,207	$1,940

The following table shows total asset balances by segment (in thousands):

	March 31,
	2007	2006

U.S.	$23,437	$8,977
Europe	1,367	1,652
Mexico	2,146	2,060

	$26,950	$12,689

NOTE 18 —	Discontinued Operations

On June 16, 2005, the Company entered into a series of agreements with Quimica Pasteur, or QP, a Mexico-based company engaged in the business of distributing pharmaceutical products to hospitals and health care entities owned or operated by the Mexican Ministry of Health. These agreements provided, among other things, for QP to act as the Company’s exclusive distributor of Microcyn to the Mexican Ministry of Health for a period of three years. The Company was granted an option to acquire the remaining 99.75% directly from its principals in exchange for 600,000 shares of common stock, contingent upon QP’s attainment of certain financial milestones. The Company’s distribution and related agreements were cancelable by the Company on thirty days’ notice without cause and included certain provisions to hold the Company harmless from debts incurred by QP outside the scope of the distribution and related agreements. The Company terminated these agreements on March 26, 2006.

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

In accordance with SFAS 144, the Company has reported QP’s results for the period of June 16, 2005 through March 26, 2006 as discontinued operations because the operations and cash flows of QP have been eliminated from the Company’s ongoing operations as a result of having terminated these agreements. The Company no longer has any continuing involvement with QP as of the date in which the agreements were terminated. Amounts associated with the Company’s loss upon the termination of its agreements with QP, which consists of funds advanced by the Company for working capital, are presented separately from QP’s operating results.

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

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based on an opinion of Mexico counsel, the Company management and the audit committee of the Board of Directors do not believe that the Company is likely to experience any loss with respect to this matter. However, there can be no assurance that the Mexican tax authorities will not pursue this matter and, if pursued, that it would not result in a material loss to the Company.

NOTE 19 —	Selected Quarterly Financial Data (unaudited)

The Company believes that the following information reflects all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future periods.

The following table contains selected unaudited statements of operations information for each of the quarters for the years ended March 31, 2007 and 2006 (in thousands, except per share data):

	Quarter Ended
	March 31,	December 31,	September 30,	June 30,
	2007	2006	2006	2006

Revenue	$1,162	$1,052	$1,252	$1,078
Gross profit	388	292	492	373
Net loss available to common stockholders	(6,332)	(4,948)	(4,498)	(4,418)
Basic and diluted net loss per common share	$(0.69)	$(1.17)	$(1.06)	$(1.05)

	Quarter Ended
	March 31,	December 31,	September 30,	June 30,
	2006	2005	2005	2005

Revenue	$922	$581	$676	$406
Gross (loss)	(303)	(1,249)	(432)	(333)
Net loss available to common stockholders	(7,396)	(6,080)	(5,602)	(4,142)
Basic and diluted net loss per common share	$(1.75)	$(1.45)	$(1.33)	$(1.04)

Per common share amounts for the quarters and full years have been calculated separately. Accordingly, quarterly amounts do not add to the annual amount because of differences in the weighted average common shares outstanding during each period principally due to the effect of the Company’s issuing shares of its common stock during the year.

Diluted and basic net loss per common share are identical since common equivalent shares are excluded from the calculation, as their effect is anti-dilutive.

NOTE 20 —	Subsequent Events

Increase in Number of Shares Authorized in 2006 Plan

As provided under the 2006 Plan, the aggregate number of shares authorized for issuance as awards under the 2006 Plan automatically increased on April 1, 2007 by 592,220 shares (which number constitutes 5% of the outstanding shares on the last day of the fiscal year ended March 31, 2007). Total shares authorized for issuance subsequent to the increase is 1,842,220.

Board Compensation

On April 26, 2007, the Board of Directors of the Company adopted a Board Compensation Package (the “Compensation Package”) to provide members of the Board and its committees with regular compensation. The Compensation Package provides for cash payments of $25,000 in two equal installments to each of the non-employee members of the Board of Directors. Directors who are members (but not the chairman) of the Audit

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Committee will receive an additional $5,000 per year. Directors who are members (but not the chairman) of the Compensation Committee will receive an additional $2,000 per year. The chair person of the Board of Directors will receive $15,000 annually, the Lead Director (if different from the chair person) will receive $10,000 annually, the chairperson of the audit committee will receive $10,000 annually, and the chair person of each other committee will receive $5,000 annually.

The Compensation Committee also recommended to the Board the amendment and restatement of the Company’s 2006 Stock Incentive Plan to include provisions concerning automatic grants to non-employee directors, and the Board adopted such changes, subject to approval of the stockholders. The Compensation Package provides for the grant of options to each non-employee director under the restated Stock Incentive Plan, subject to stockholder approval. If approved by the stockholders, each new director would receive an initial option grant to purchase 50,000 shares of the Company’s Common Stock, which will vest over three years, and each non-employee director will receive an annual grant of an option to purchase 15,000 shares of the Company’s Common Stock, which will vest monthly over a period of one year.

Stock Unit Grant to Officer

On October 1, 2005, the Board authorized the grant to one of the Company’s officers at the closing of its initial public offering of an option under the 2004 Stock Option Plan to purchase 60,000 shares of the Company’s common stock at an exercise price of $3.00 per share. Due to the Board’s subsequent decision not to grant additional options under the 2004 Stock Option Plan, the adoption by the Board and approval by the stockholders of the Company’s 2006 Stock Incentive Plan, and certain regulatory developments, on April 26, 2007, in lieu of the award of an option, the Compensation Committee authorized the award to the officer of 60,000 stock units. Each stock unit represents the right to receive a share of the Company’s common stock, in consideration of past services rendered and the payment by the officer of $3.00 per share, upon the settlement of the stock unit on a fixed date in the future. Half of the stock units, representing 30,000 shares, will be settled on January 15, 2009 and the remaining 30,000 will be settled on January 15, 2010.

Acceleration of Vesting

On April 26, 2007 the Company terminated certain advisory consulting contracts and made all unvested warrants issued to the consultants available for immediate exercise. In addition, the Company extended the exercise period through April 13, 2009.

Bonus Plan

On June 15, 2007, the compensation committee of the board of directors approved a bonus plan for fiscal year 2008 (the “Bonus Plan”), under which all employees, including executive officers, are eligible for bonus awards if the Company attains specified targeted company goals and the individual obtains his or her individual performance goals. Bonuses, if awarded, are payable in cash or, at the determination of the Compensation Committee no later than April 7, 2008 as necessary to preserve our cash reserves, in part or in whole in grants of stock options under the 2006 Stock Incentive Plan. Any stock options will be valued by reference to the Black Sholes option pricing calculation at the fair market value of the Company’s common stock on June 7, 2008. However, the compensation committee may not grant options exceeding the number of shares authorized under the 2006 Stock Incentive Plan less the number of shares the Company is contractually obligated to grant in the next year.

The amount of the awards under the plan will depend on the company achieving specified targeted revenue, expense, cash position and operational goals, and on the employee achieving his or her individual goals. The determination of whether the financial and performance goals have been met will be in the sole discretion of the compensation committee. In addition, the compensation committee will establish and take into consideration additional yearly operational goals, including milestones for clinical trials, research and development, quality assurance and corporate development, in determining whether any adjustment to the target bonus should be

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adjusted upwards. Stretch bonuses constitute an upper limit on the bonus potential for employees. Under the BonusPlan, no bonus is paid unless the Company meets specified minimum revenue, operating expense and cash position targets for fiscal 2008, and no bonus will be paid unless an individual’s performance goals are achieved. The award of any bonus, other than the guaranteed cash bonuses in the amount of $50,000 each to two executive officers, and the bonuses for fiscal year 2007 specified in the Bonus Plan, is at the sole discretion of the compensation committee.

Upon achievement of minimum revenue, expense and cash position targets and individual goals (the “Minimum Target”), employees (other than executive officers) are eligible to earn a threshold award of 10% of their individual base salary or additional stock option grants, at the discretion of the compensation committee. Upon achievement of 100% of revenue, expense and cash position targets and certain operational targets, and achievement of individual goals (the “Stretch Target”), employees (other than executive officers) are eligible to earn a bonus award of up to 35% of their individual base salary. If the compensation committee determines to award one or more bonuses, and if Target Milestones are exceeded, but Stretch Milestones are not achieved, the compensation committee may, at its discretion, award a bonus in an amount between the Target Milestone bonus and Stretch Milestone bonus amount.

Upon achievement of Minimum Target goals and Stretch Target goals, the chief executive officer will be eligible to earn a bonus of 100% to 200% of his individual base salary; and the chief operating officer, the chief financial officer and the vice president corporate development and general counsel will be eligible to earn a bonus of 50% to 150% of his respective individual base salary. The vice president operations and international sales is eligible to receive up to $100,000 in bonus for fiscal year 2008, which will be paid quarterly, if awarded, and up to an additional $50,000 cash bonus payable at the end of the fiscal year, based on achievement of certain revenue and net operating income goals. The Company hired a vice president of regulatory and clinical trials who commenced his employment on June 18, 2007, whose annual base salary is $242,000. The compensation committee has authorized a guaranteed cash bonus of $50,000 for fiscal year 2008 after the end of 2008.

The Bonus Plan also authorized the payment of a cash bonus in the amount of $150,000 to the chief executive officer and a cash bonus in the amount of $60,000 to the vice president corporate development and general counsel which were paid on June 15, 2007. In addition, on June 15, 2007, the compensation committee authorized the immediate grant of an option to purchase 150,000 shares of our common stock to the chief operating officer, an option to purchase 25,000 of our common stock to the vice president operations and international sales, and an option to purchase 100,000 shares of our common stock to the vice president corporate development and general counsel, in each case based upon each employee’s and the Company’s performance in fiscal year 2007. Each option will be granted with an exercise price equal to the closing price of the Company’s common stock on June 15, 2007.

ITEM 9.	Changes in and disagreements with Accountants on Accounting and Financials Disclosure

On April 12, 2006, the Audit Committee of our board of directors approved the dismissal of PricewaterhouseCoopers LLP, or PWC, as our independent registered public accounting firm and subsequently appointed Marcum & Kliegman LLP, or M&K, effective April 12, 2006. We did not consult with M&K on any accounting or financial reporting matters prior to M&K’s appointment.

We engaged PWC on June 14, 2005, to perform an audit of our financial statements for our fiscal years ended March 31, 2003, 2004 and 2005. PWC did not issue a report on our financial statements for the years ended March 31, 2004 or 2005, or through April 12, 2006. For the years ended March 31, 2003, 2004 and 2005, and through April 12, 2006, there were no disagreements with PWC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to PWC’s satisfaction, would have caused PWC to make reference thereto in their report on the financial statements for such years if they had delivered a report. In March 2006, and prior to its dismissal, PWC advised our Audit Committee orally of the following:

•	the absence of financial accounting personnel with sufficient skills and experience to effectively evaluate and determine the appropriate accounting for non-routine and/or complex accounting transactions consistent with accounting principles generally accepted in the United States, which resulted in a number of material audit adjustments to the financial statements during the course of audit procedures;

•	the failure to maintain effective controls to ensure the identification of accounting issues related to and the proper accounting for stock options with the right of rescission that were granted under certain stock option plans that required registration or qualification under federal and state securities laws primarily due to insufficient oversight and lack of personnel in the accounting and finance organization with the appropriate level of accounting knowledge, experience and training;

•	the failure to maintain an effective anti-fraud program designed to detect and prevent fraudulent activities in QP;

•	the need to expand significantly the scope of the audit of QP to assess the impact of identified fraudulent activities on the our financial statements, in which regard PWC advised our audit committee that the results of the fraud investigation may cause PWC to be unwilling to be associated with our financial statements;

•	the “tone at the top” set by our senior management does not appear to encourage an attitude within our company that controls are important and that established controls cannot be circumvented;

•	we did not have the appropriate financial management and reporting infrastructure in place to meet the demands that will be placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act of 2002, and that we will be unable to report our financial results accurately or in a timely manner; and

•	significant control deficiencies, when considered in the aggregate, constituted a material weakness over financial reporting.

We have authorized PWC to respond fully to the inquiries of M&K concerning the foregoing. We have taken the following steps designed to address PWC’s concerns and to implement the recommendations made by our special counsel to our audit committee in connection with its investigation of QP:

•	we have implemented a training program to continue to enhance the knowledge and skills of our finance personnel on accounting developments and the application of generally accepted accounting principles to non-routine and complex transactions commensurate with our financial reporting requirements;

•	we have implemented programs to enhance the knowledge and skills of our employees in finance responsible for overseeing the consolidation of financial results of any subsidiary, foreign or domestic, to accumulate the necessary accounting, finance and operational information to effectively analyze information required for financial statement preparation and footnote disclosures, including the identification of potential fraud;

•	we have hired a director of finance and compliance with relevant accounting, audit and compliance experience, skills and knowledge in April 2007, and we intend to retain the services of outside consultants, other than our independent registered public accounting firm, with relevant accounting and audit experience, skills and knowledge, working under the supervision and direction of our management, to supplement our finance personnel in the areas of external financial reporting, corporate accounting and stock option accounting;

•	during 2007 we utilized outside consultants, other than our independent registered public accounting firm, to assist our management, working under its supervision and direction, in our analysis and calculation of our income tax provision, and we plan to continue to utilize outside consultants, other than our independent registered public accounting firm, to assist our management, working under its supervision and direction, in our analysis of such matters in future periods;

•	with regard to any future material acquisition or partnership that does not involve a well-known entity, management will present a written report to our board of directors concerning the proposed transaction, including a vetting of the management team or practices of the third party;

•	we have improved month- and quarter-end closing procedures to standardize our processes for financial review to ensure that U.S. reviewers monitor financial information from decentralized locations on a consistent manner and report their findings to the Audit Committee and in 2008 we plan to continue to enhance these procedures;

•	we have adopted a code of ethics for all directors, employees and advisors in compliance with Nasdaq regulations;

•	we have adopted a whistleblower policy and are implementing procedures that will allow for anonymous reporting of any potential violations of law;

•	we have hired an experienced Chief Operating Officer to oversee our day-to-day operations, further strengthening our commitment to ensure accurate financial reporting, as well as compliance with laws and regulations;

•	we have completed the review and reporting of two fiscal quarters and the audits of fiscal years 2007, 2006, 2005 and 2004 in a timely manner and have filed one quarterly report on Form 10-Q and this annual report on Form 10-K; and

•	we have formed a Disclosure Committee consisting of key management members from operations, legal and finance, which reviews all events during the quarter with the purpose that we disclose all pertinent events in a timely and accurate manner.

Under the oversight of our audit committee, we are continuing to review our processes and procedures to strengthen and improve our internal controls, with the goals of ensuring accurate financial reporting and complying with laws and regulations applicable to us.

ITEM 9A.	Controls and Procedures

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

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our chief executive officer and chief financial officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

(b) Changes in internal controls.  During the year ended March 31, 2007, we continued to make improvements to our internal control structure and financial reporting processes, including revising our authorization matrix and our inventory control segregation policy in The Netherlands; establishing fixed closing and reporting deadlines and fixed budgeting and forecasting schedules; refining our procedures for calculating and recording bad debt reserves and potential revenue adjustments; establishing procedures for sell-through method in The Netherlands; revising certain aspects of our purchasing policy and procedures; conducting an actuarial study of our social retirement funding in Mexico; and formalizing procedures to ensure that all significant transactions undergo a legal and accounting review and are reviewed and approved by our board of directors. We have completed a risk assessment of the significant financial statement accounts and developed a project time lien and milestones for becoming Sarbanes-Oxley compliant by the end of fiscal year 2008.

Other than these changes, there were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in Item 4(a) above that occurred during our last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.	Other Information

(a) 2008 Bonus Plan.  On June 14, 2007, the compensation committee of the board of directors approved a bonus plan for fiscal year 2008 (the “Bonus Plan”), under which all of our employees, including our executive officers, are eligible for bonus awards if we attain specified targeted company goals and the individual obtains his or her individual performance goals. Bonuses, if awarded, are payable in cash or, at the determination of the Compensation Committee no later than April 7, 2008 as necessary to preserve our cash reserves, in part or in whole in grants of stock options under our 2006 Stock Incentive Plan. Any stock options will be valued by reference to the Black Scholes option pricing calculation at the fair market value of our common stock on June 7, 2008. However, the compensation committee may not grant options exceeding the number of shares authorized under the 2006 Stock Incentive Plan less the number of shares we are contractually obligated to grant in the next year.

If the compensation committee determines to award one or more bonuses, the amount of any employee’s bonus award under the Bonus Plan will be conditioned on the company achieving specified targeted revenue, expense, cash position and operational goals, and on the employee achieving his or her individual goals. The determination of whether the financial and performance goals have been met will be in the sole discretion of the compensation committee. In addition, the compensation committee will establish and take into consideration additional yearly operational goals, including milestones for clinical trials, research and development, quality assurance and corporate development, in determining whether any adjustment to the target bonus should be adjusted upwards. Stretch bonuses constitute an upper limit on the bonus potential for employees. Under the Bonus Plan, no bonus is paid unless we meet specified minimum revenue, operating expense and cash position targets for fiscal 2008, and no bonus will be paid unless an individual’s performance goals are achieved. The award of any bonus, other than the guaranteed cash bonuses in the amount of $50,000 each to two executive officers, and the bonuses for fiscal year 2007 specified in the Bonus Plan, is at the sole discretion of the compensation committee.

Upon achievement of minimum revenue, expense and cash position targets and individual goals (the “Minimum Target”), our employees (other than executive officers) are eligible to earn a threshold award of 10% of their individual base salary or additional stock option grants, at the discretion of the compensation committee. Upon achievement of 100% of our revenue, expense and cash position targets and certain of our operational targets, and achievement of individual goals (the “Stretch Target”), our employees (other than executive officers) are eligible to earn a bonus award of up to 35% of their individual base salary. If the compensation committee determines to award one or more bonuses, and if Target Milestones are exceeded, but Stretch Milestones are not achieved, the compensation committee may, at its discretion, award a bonus in an amount between the Target Milestone bonus and Stretch Milestone bonus amount.

Upon achievement of Minimum Target goals and Stretch Target goals, the chief executive officer will be eligible to earn a bonus of 100% to 200% of his individual base salary; and the chief operating officer, the chief financial officer and the vice president corporate development and general counsel will be eligible to earn a bonus of 50% to 150% of his respective individual base salary. The vice president operations and international sales is eligible to receive up to $100,000 in bonus for fiscal year 2008, which will be paid quarterly, if awarded, and up to an additional $50,000 cash bonus payable at the end of the fiscal year, based on achievement of certain revenue and net operating income goals. We hired a vice president regulatory and clinical trials who commenced his employment on June 18, 2007, whose annual base salary is $242,000. The compensation committee has authorized a guaranteed cash bonus of $50,000 for fiscal year 2008 after the end of 2008.

The Bonus Plan also authorized the payment of a cash bonus in the amount of $150,000 to our chief executive officer, cash bonus in the amount of $60,000 to our vice president corporate development and general counsel, and the immediate grant of an option to purchase 150,000 shares of our common stock to our chief operating officer, an option to purchase 25,000 of our common stock to our vice president operations and international sales, and an option to purchase 100,000 shares of our common stock to our vice president corporate development and general counsel, in each case based upon each employee’s and the Company’s performance in fiscal year 2007. Each option will be granted at the fair market value of our common stock on the date of grant.

The summary of the Bonus Plan set forth above does not purport to be complete and is qualified in its entirety by reference to the Bonus Plan.

(b) Stock Dividend.  On February 20, 20007 our board of directors authorized payment of a stock dividend to the persons who were holders of the Series A convertible preferred stock immediately prior to the close of the or initial public offering. We issued 87,494 shares of common stock in payment of the dividend on March 21, 2007. In connection with the dividend, the Company’s net loss available to common stockholders increased $404,000 and $121,000 in the years ended March 31, 2007, and 2006, respectively.

PART III

ITEM 10.	Directors and Executive Officers of Registrant

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our March 31, 2007 fiscal year (the “2007 Proxy Statement”).

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. This disclosure is contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

We have adopted a Code of Business Conduct that applies to all of our officers and employees, including our chief executive officer, president and chief operating officer, chief financial officer and other employees who perform financial or accounting functions. The Code of Business Conduct sets forth the basic principles that guide the business conduct of our employees. We have also adopted a Senior Financial Officers’ Code of Ethics that specifically applies to our chief executive officer, president and chief operating officer, chief financial officer, and key management employees. Stockholders may request a free copy of our Code of Business Conduct and Ethics and our Senior Financial Officers’ Code of Ethics by contacting Oculus Innovative Sciences, Inc., Attention: CFO, 1129 N. McDowell Blvd., Petaluma, California 94954.

To date, there have been no waivers under our Code of Business Conduct and Ethics or Senior Financial Officers’ Code of Ethics. We intend to disclose future amendments to certain provisions of our Code of Business Conduct and Ethics or Senior Officers’ Code of Ethics or any waivers, if and when granted, of our Code of Business Conduct and Ethics or Senior Officers’ Code of Ethics on our website at http://www.oculusis.com within four business days following the date of such amendment or waiver.

Our board of directors has appointed an audit committee, comprised of Mr. Richard Conley, as chairman, Mr. Jay Birnbaum and Mr. James Schutz. The Board of Directors has determined that Mr. Conley qualifies as an audit committee financial expert under the definition outlined by the Securities and Exchange Commission. In addition, Mr. Birnbaum qualifies as an “independent director” under the current rules of the NASDAQ Global Market and Securities and Exchange Commission rules and regulations, and we intend to replace Mr. Schutz with a person who qualifies as an “independent director” prior to the expiration of the phase-in period of the NASDAQ Marketplace Rules and the rules under the Exchange Act.

ITEM 11.	Executive Compensation

The information required by this Item is incorporated by reference to the 2007 Proxy Statement.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the 2007 Proxy Statement.

Information about securities authorized for issuance under our equity compensation plans appears under the caption “Equity Compensation Plan Information” in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.

ITEM 13.	Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the 2007 Proxy Statement.

ITEM 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the 2007 Proxy Statement.

ITEM 15.	Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report

(1) Financial Statements

Reference is made to the Index to Consolidated Financial Statements of Oculus Innovative Sciences, Inc. under Item 8 of Part II hereof.

(2) Financial Statement Schedules

Financial statement schedules have been omitted that are not applicable or not required or because the information is included elsewhere in the Consolidated Financial Statements or the Notes thereto. One additional schedule pursuant to Article 5 required by Rule 5-04, Valuation and Qualifying Accounts Schedule will be filed by amendment within 30 days.

(3) Exhibits

See Item 15(b) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.

(b) Exhibits

Exhibit Index

Exhibit
Number		Description

3	.1(i)*	Restated Certificate of Incorporation of Registrant.
3	.1(ii)	Form of Bylaws of Registrant (incorporated by reference to exhibit 3.8 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.1		Specimen Common Stock Certificate (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.2		Warrant to Purchase Series A Preferred Stock of Registrant by and between Registrant and Venture Lending & Leasing III, Inc., dated April 21, 2004 (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.3		Warrant to Purchase Series B Preferred Stock of Registrant by and between Registrant and Venture Lending & Leasing IV, Inc., dated June 14, 2006 (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.4		Form of Warrant to Purchase Common Stock of Registrant (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.5		Form of Warrant to Purchase Common Stock of Registrant (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.6		Amended and Restated Investors Rights Agreement, effective as of September 14, 2006 (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.7		Form of Promissory Note issued to Venture Lending & Leasing III, Inc. (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.8		Form of Promissory Note (Equipment and Soft Cost Loans) issued to Venture Lending & Leasing IV, Inc. (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.9		Form of Promissory Note (Growth Capital Loans) issued to Venture Lending & Leasing IV, Inc. (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.10		Form of Promissory Note (Working Capital Loans) issued to Venture Lending & Leasing IV, Inc. (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.11		Form of Warrant to Purchase Common Stock of Registrant (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.12		Form of Warrant to Purchase Common Stock of Registrant (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.1		Form of Indemnification Agreement between Registrant and its officers and directors (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.2		1999 Stock Plan and related form stock option plan agreements (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).

Exhibit
Number		Description

10.3		2000 Stock Plan and related form stock option plan agreements (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.4		2003 Stock Plan and related form stock option plan agreements (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.5		2004 Stock Plan and related form stock option plan agreements (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.6		Form of 2006 Stock Incentive Plan and related form stock option plan agreements (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10	.7*	2006 Stock Incentive Plan Notice of Stock Unit Award and Stock and Stock Unit Agreement issued to Robert Miller
10.8		Office Lease Agreement, dated October 26, 1999, between Registrant and RNM Lakeville, L.P. (incorporated by reference to exhibit 10.7 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.9		Amendment to Office Lease No. 1, dated September 15, 2000, between Registrant and RNM Lakeville L.P. (incorporated by reference to exhibit 10.8 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.10		Amendment to Office Lease No. 2, dated July 29, 2005, between Registrant and RNM Lakeville L.P. (incorporated by reference to exhibit 10.9 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.11		Amendment No. 3 to Lease, dated August 23, 2006, between Registrant and RNM Lakeville L.P. (incorporated by reference to exhibit 10.23 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.12		Office Lease Agreement, dated May 15, 2005, between Oculus Technologies of Mexico, S.A. de C.V. and Antonio Sergio Arturo Fernandez Valenzuela (translated from Spanish) (incorporated by reference to exhibit 10.10 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.13		Office Lease Agreement, dated July 2003, between Oculus Innovative Sciences, B.V. and Artikona Holding B.V. (translated from Dutch) (incorporated by reference to exhibit 10.11 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.14		Loan and Security Agreement, dated March 25, 2004, between Registrant and Venture Lending & Leasing III, Inc. (incorporated by reference to exhibit 10.12 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.15		Loan and Security Agreement, dated June 14, 2006, between Registrant and Venture Lending & Leasing IV, Inc. (incorporated by reference to exhibit 10.13 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10	.16*	Amendment No. 1 to Supplement to Loan and Security Agreement, dated March 29, 2007, between Registrant and Venture Lending & Leasing IV, Inc.
10.17		Employment Agreement, dated January 1, 2004, between Registrant and Hojabr Alimi (incorporated by reference to exhibit 10.14 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.18		Employment Agreement, dated January 1, 2004, between Registrant and Jim Schutz (incorporated by reference to exhibit 10.15 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.19		Employment Agreement, dated June 1, 2004, between Registrant and Robert Miller (incorporated by reference to exhibit 10.16 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).

Exhibit
Number		Description

10.20		Employment Agreement, dated June 1, 2005, between Registrant and Bruce Thornton (incorporated by reference to exhibit 10.17 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.21		Employment Agreement, dated June 10, 2006, between Registrant and Mike Wokasch (incorporated by reference to exhibit 10.19 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.22		Form of Director Agreement (incorporated by reference to exhibit 10.20 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.23		Consultant Agreement, dated October 1, 2005, by and between Registrant and White Moon Medical (incorporated by reference to exhibit 10.21 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.24		Leasing Agreement, dated May 5, 2006, made by and between Mr. Jose Alfonzo I. Orozco Perez and Oculus Technologies of Mexico, S.A. de C.V. (incorporated by reference to exhibit 10.22 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.25		Stock Purchase Agreement, dated June 16, 2005, between Registrant, Quimica Pasteur, S de R.L., Francisco Javier Orozco Gutierrez and Jorge Paulino Hermosillo Martin (incorporated by reference to exhibit 10.24 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.26		Framework Agreement, dated June 16, 2005, between Javier Orozco Gutierrez, Quimica Pasteur, S de R.L., Jorge Paulino Hermosillo Martin, Registrant and Oculus Technologies de Mexico, S.A. de C.V. (incorporated by reference to exhibit 10.25 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.27		Mercantile Consignment Agreement, dated June 16, 2005, between Oculus Technologies de Mexico, S.A. de C.V., Quimica Pasteur, S de R.L. and Francisco Javier Orozco Gutierrez (incorporated by reference to exhibit 10.26 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.28		Partnership Interest Purchase Option Agreement, dated June 16, 2005, between Registrant and Javier Orozco Gutierrez (incorporated by reference to exhibit 10.27 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.29		Termination of Registrant and Oculus Technologies de Mexico, S.A. de C.V. Agreements with Quimica Pasteur, S de R.L. by Jorge Paulino Hermosillo Martin (translated from Spanish) (incorporated by reference to exhibit 10.28 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.30		Termination of Registrant and Oculus Technologies de Mexico, S.A. de C.V. Agreements with Quimica Pasteur, S de R.L. by Francisco Javier Orozco Gutierrez (translated from Spanish) (incorporated by reference to exhibit 10.29 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.31		Loan and Security Agreement, dated November 7, 2006, between Registrant and Robert Burlingame (incorporated by reference to exhibit 10.30 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.32		Non-Negotiable Secured Promissory Note, dated November 10, 2006, between Registrant and Robert Burlingame (incorporated by reference to exhibit 10.31 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10	.33*	Amendment No. 1 to Non-Negotiable Secured Promissory Note, dated March 29, 2007, between Registrant and Robert Burlingame.
10.34		Subordination Agreement, dated November 7, 2006, by and among Registrant, Robert Burlingame, Venture Lending & Leasing III, LLC, and Venture Lending & Leasing IV, LLC (incorporated by reference to exhibit 10.32 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).

Exhibit
Number		Description

10	.35*	Amendment No. 1 to Subordination Agreement, dated March 29, 2007, by and among Registrant, Robert Burlingame, Venture Lending & Leasing III, LLC, and Venture Lending & Leasing IV, LLC.
10.36		Consulting Agreement, effective November 9, 2006, by and between Registrant and Robert Burlingame (incorporated by reference to exhibit 10.33 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.37		Director Agreement, dated November 8, 2006, by and between Registrant and Robert Burlingame (incorporated by reference to exhibit 10.34 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10	.38†	Exclusive Marketing Agreement, dated December 5, 2005, by and between Registrant and Alkem Laboratories Ltd (incorporated by reference to exhibit 10.35 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.39		Settlement Agreement, effective September 21, 2006, by and among Registrant and Messrs. Jorge Ahumada Ayala and Fernando Ahumada Ayala (incorporated by reference to exhibit 10.36 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.40		Settlement Agreement, dated October 25, 2006, by and between Registrant and Mr. Kim Kelderman (incorporated by reference to exhibit 10.37 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
21	.1*	List of Subsidiaries.
23	.1*	Consent of Marcum & Kliegman LLP, independent registered public accounting firm.
24	.1*	Power of Attorney (see pages 112-113 of this Form 10-K).
31	.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1250, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1250, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	The material contained in Exhibits 32.1 and 32.2 shall not be deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation language contained in such filing, except to the extent that Registrant specifically incorporates it by reference.

†	Confidential treatment has been granted with respect to certain portions of this agreement.

Copies of above exhibits not contained herein are available to any stockholder, upon payment of a reasonable per page fee, upon written request to: Chief Financial Officer, Oculus Innovative Sciences, Inc., 1129 N. McDowell Blvd., Petaluma, California 94954.

(c) Financial Statements and Schedules

Reference is made to Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCULUS INNOVATIVE SCIENCES, INC.

By:	/s/ Hojabr Alimi
Hojabr Alimi
President, Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Date: June 20, 2007

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Hojabr Alimi and James J. Schutz, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hojabr Alimi Hojabr Alimi	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	June 20, 2007

/s/ Robert E. Miller Robert E. Miller	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 20, 2007

/s/ Akihisa Akao Akihisa Akao	Director	June 20, 2007

/s/ Jay Edward Birnbaum Jay Edward Birnbaum	Director	June 20, 2007

/s/ Edward M. Brown Edward M. Brown	Director	June 20, 2007

/s/ Richard Conley Richard Conley	Director	June 20, 2007

/s/ Gregory M. French Gregory M. French	Director	June 20, 2007

Signature	Title	Date

/s/ James J. Schutz James J. Schutz	Director	June 20, 2007

/s/ Robert Burlingame Robert Burlingame	Director	June 20, 2007

/s/ Hojabr Alimi Hojabr Alimi	Attorney-in-fact	June 20, 2007

EXHIBIT INDEX

Exhibit
Number		Description

3	.1(i)*	Restated Certificate of Incorporation of Registrant.
3	.1(ii)	Form of Bylaws of Registrant (incorporated by reference to exhibit 3.8 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.1		Specimen Common Stock Certificate (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.2		Warrant to Purchase Series A Preferred Stock of Registrant by and between Registrant and Venture Lending & Leasing III, Inc., dated April 21, 2004 (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.3		Warrant to Purchase Series B Preferred Stock of Registrant by and between Registrant and Venture Lending & Leasing IV, Inc., dated June 14, 2006 (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.4		Form of Warrant to Purchase Common Stock of Registrant (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.5		Form of Warrant to Purchase Common Stock of Registrant (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.6		Amended and Restated Investors Rights Agreement, effective as of September 14, 2006 (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.7		Form of Promissory Note issued to Venture Lending & Leasing III, Inc. (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.8		Form of Promissory Note (Equipment and Soft Cost Loans) issued to Venture Lending & Leasing IV, Inc. (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.9		Form of Promissory Note (Growth Capital Loans) issued to Venture Lending & Leasing IV, Inc. (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.10		Form of Promissory Note (Working Capital Loans) issued to Venture Lending & Leasing IV, Inc. (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.11		Form of Warrant to Purchase Common Stock of Registrant (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.12		Form of Warrant to Purchase Common Stock of Registrant (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.1		Form of Indemnification Agreement between Registrant and its officers and directors (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.2		1999 Stock Plan and related form stock option plan agreements (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.3		2000 Stock Plan and related form stock option plan agreements (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).

Exhibit
Number		Description

10.4		2003 Stock Plan and related form stock option plan agreements (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.5		2004 Stock Plan and related form stock option plan agreements (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.6		Form of 2006 Stock Incentive Plan and related form stock option plan agreements (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10	.7*	2006 Stock Incentive Plan Notice of Stock Unit Award and Stock and Stock Unit Agreement issued to Robert Miller
10.8		Office Lease Agreement, dated October 26, 1999, between Registrant and RNM Lakeville, L.P. (incorporated by reference to exhibit 10.7 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.9		Amendment to Office Lease No. 1, dated September 15, 2000, between Registrant and RNM Lakeville L.P. (incorporated by reference to exhibit 10.8 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.10		Amendment to Office Lease No. 2, dated July 29, 2005, between Registrant and RNM Lakeville L.P. (incorporated by reference to exhibit 10.9 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.11		Amendment No. 3 to Lease, dated August 23, 2006, between Registrant and RNM Lakeville L.P. (incorporated by reference to exhibit 10.23 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.12		Office Lease Agreement, dated May 15, 2005, between Oculus Technologies of Mexico, S.A. de C.V. and Antonio Sergio Arturo Fernandez Valenzuela (translated from Spanish) (incorporated by reference to exhibit 10.10 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.13		Office Lease Agreement, dated July 2003, between Oculus Innovative Sciences, B.V. and Artikona Holding B.V. (translated from Dutch) (incorporated by reference to exhibit 10.11 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.14		Loan and Security Agreement, dated March 25, 2004, between Registrant and Venture Lending & Leasing III, Inc. (incorporated by reference to exhibit 10.12 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.15		Loan and Security Agreement, dated June 14, 2006, between Registrant and Venture Lending & Leasing IV, Inc. (incorporated by reference to exhibit 10.13 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10	.16*	Amendment No. 1 to Supplement to Loan and Security Agreement, dated March 29, 2007, between Registrant and Venture Lending & Leasing IV, Inc.
10.17		Employment Agreement, dated January 1, 2004, between Registrant and Hojabr Alimi (incorporated by reference to exhibit 10.14 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.18		Employment Agreement, dated January 1, 2004, between Registrant and Jim Schutz (incorporated by reference to exhibit 10.15 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.19		Employment Agreement, dated June 1, 2004, between Registrant and Robert Miller (incorporated by reference to exhibit 10.16 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.20		Employment Agreement, dated June 1, 2005, between Registrant and Bruce Thornton (incorporated by reference to exhibit 10.17 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.21		Employment Agreement, dated June 10, 2006, between Registrant and Mike Wokasch (incorporated by reference to exhibit 10.19 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).

Exhibit
Number		Description

10.22		Form of Director Agreement (incorporated by reference to exhibit 10.20 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.23		Consultant Agreement, dated October 1, 2005, by and between Registrant and White Moon Medical (incorporated by reference to exhibit 10.21 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.24		Leasing Agreement, dated May 5, 2006, made by and between Mr. Jose Alfonzo I. Orozco Perez and Oculus Technologies of Mexico, S.A. de C.V. (incorporated by reference to exhibit 10.22 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.25		Stock Purchase Agreement, dated June 16, 2005, between Registrant, Quimica Pasteur, S de R.L., Francisco Javier Orozco Gutierrez and Jorge Paulino Hermosillo Martin (incorporated by reference to exhibit 10.24 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.26		Framework Agreement, dated June 16, 2005, between Javier Orozco Gutierrez, Quimica Pasteur, S de R.L., Jorge Paulino Hermosillo Martin, Registrant and Oculus Technologies de Mexico, S.A. de C.V. (incorporated by reference to exhibit 10.25 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.27		Mercantile Consignment Agreement, dated June 16, 2005, between Oculus Technologies de Mexico, S.A. de C.V., Quimica Pasteur, S de R.L. and Francisco Javier Orozco Gutierrez (incorporated by reference to exhibit 10.26 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.28		Partnership Interest Purchase Option Agreement, dated June 16, 2005, between Registrant and Javier Orozco Gutierrez (incorporated by reference to exhibit 10.27 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.29		Termination of Registrant and Oculus Technologies de Mexico, S.A. de C.V. Agreements with Quimica Pasteur, S de R.L. by Jorge Paulino Hermosillo Martin (translated from Spanish) (incorporated by reference to exhibit 10.28 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.30		Termination of Registrant and Oculus Technologies de Mexico, S.A. de C.V. Agreements with Quimica Pasteur, S de R.L. by Francisco Javier Orozco Gutierrez (translated from Spanish) (incorporated by reference to exhibit 10.29 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.31		Loan and Security Agreement, dated November 7, 2006, between Registrant and Robert Burlingame (incorporated by reference to exhibit 10.30 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.32		Non-Negotiable Secured Promissory Note, dated November 10, 2006, between Registrant and Robert Burlingame (incorporated by reference to exhibit 10.31 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10	.33*	Amendment No. 1 to Non-Negotiable Secured Promissory Note, dated March 29, 2007, between Registrant and Robert Burlingame.
10.34		Subordination Agreement, dated November 7, 2006, by and among Registrant, Robert Burlingame, Venture Lending & Leasing III, LLC, and Venture Lending & Leasing IV, LLC (incorporated by reference to exhibit 10.32 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10	.35*	Amendment No. 1 to Subordination Agreement, dated March 29, 2007, by and among Registrant, Robert Burlingame, Venture Lending & Leasing III, LLC, and Venture Lending & Leasing IV, LLC.
10.36		Consulting Agreement, effective November 9, 2006, by and between Registrant and Robert Burlingame (incorporated by reference to exhibit 10.33 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.37		Director Agreement, dated November 8, 2006, by and between Registrant and Robert Burlingame (incorporated by reference to exhibit 10.34 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).

Exhibit
Number		Description

10	.38†	Exclusive Marketing Agreement, dated December 5, 2005, by and between Registrant and Alkem Laboratories Ltd (incorporated by reference to exhibit 10.35 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.39		Settlement Agreement, effective September 21, 2006, by and among Registrant and Messrs. Jorge Ahumada Ayala and Fernando Ahumada Ayala (incorporated by reference to exhibit 10.36 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.40		Settlement Agreement, dated October 25, 2006, by and between Registrant and Mr. Kim Kelderman (incorporated by reference to exhibit 10.37 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
21	.1*	List of Subsidiaries.
23	.1*	Consent of Marcum & Kliegman LLP, independent registered public accounting firm.
24	.1*	Power of Attorney (see pages 112-113 of this Form 10-K).
31	.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1250, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1250, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	The material contained in Exhibits 32.1 and 32.2 shall not be deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation language contained in such filing, except to the extent that Registrant specifically incorporates it by reference.

†	Confidential treatment has been granted with respect to certain portions of this agreement.