Form 10-K/A
period 2007-03-31
Oculus Innovative Sciences, Inc.
filed 2007-07-27
CIK 1367083

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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

There were 11,881,911 shares of the registrant’s Common Stock issued and outstanding on July 24, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

EXPLANATORY NOTE

Oculus Innovative Sciences, Inc. is filing this Amendment No. 1, or the Amended Report, to our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, filed with the Securities and Exchange Commission, or the SEC, on June 20, 2007, or the Original Report, in order to add certain information required by the following items of Form 10-K:

Item	Description

ITEM 1.	Executive Officers
ITEM 10.	Directors, Executive Officers and Corporate Governance
ITEM 11.	Executive Compensation
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence
ITEM 14.	Principal Accountant Fees and Services
ITEM 15.	Exhibits, Financial Statement Schedules

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our annual report on Form 10-K for the fiscal year ended March 31, 2007 as filed with the Securities and Exchange Commission on June 20, 2007 (our “Original Report”), and is being filed solely to amend Item 15 of Part IV, Item 1 of Part I in order to add the section “Executive Officers”, and Items 10, 11, 12, 13 and 14 of Part III of our Original Report by deleting the text of such Items 10, 11, 12, 13 and 14 in their entirety and replacing them with the information provided below under the respective headings.

This Amendment contains the complete text of the Original Report except as noted in the immediately preceding sentence, with the additional information appearing in Item 1 of Part I and Items 10, 11, 12, 13 and 14 of Part III and Item 15 of Part IV.

The Amended Report does not affect any other items in our Original Report. As a result of this amendment, we are also filing as exhibits to this Amended Report the certifications pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Except as otherwise expressly stated for the items amended in this Amended Report, this Amended Report continues to speak as of the date of the Original Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this Amended Report should be read in conjunction with our Original Report and our other filings made with the SEC subsequent to the filing of the Original Report.

All references to the “Company, “we”, “us”, or “our” mean Oculus Innovative Sciences, Inc.

ii

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

Executive Officers

The names of our executive officers and their ages as of March 31, 2007, are as follows:

Name	Age	Position

Hojabr Alimi	45	President, Chief Executive Officer and Chairman of the Board
James Schutz	44	Vice President Corporate Development, Secretary, General Counsel and Director
Michael Wokasch	55	Chief Operating Officer
Robert Miller	64	Chief Financial Officer
Bruce Thornton	42	Vice President International Operations and Sales

Hojabr Alimi, one of our founders, has served as our Chief Executive Officer, President and director since 1999 and was appointed as Chairman of the board of directors in June 2006. Prior to co-founding our company with his spouse in 1999, Mr. Alimi was a Corporate Microbiologist for Arterial Vascular Engineering. Mr. Alimi received a B.A. in biology from Sonoma State University.

Michael Wokasch has served as our Chief Operating Officer since June 2006. From July 2004 to May 2006, Mr. Wokasch served as Senior Vice President Global Commercial Operations for the Biopharmaceuticals division of Chiron Corporation, a biotechnology company. He served as Chief Operating Officer of Impax Laboratories, a pharmaceutical company, from January 2003 to June 2004. Prior to Impax, Mr. Wokasch served as President of PanVera Corporation and then Aurora Biosciences Corporation, both drug discovery subsidiary companies of Vertex Pharmaceuticals, from July 2001 to December 2002, and as Chief Executive Officer of Gala Design, a biotechnology company, from June 2000 to July 2001. Prior to this, Mr. Wokasch also served as a President and Corporate Senior Vice President at Covance from 1997 to 1999, a contract research organization. In this capacity, Mr. Wokasch managed the global Early Development operations at Covance responsible for providing drug development services including preclinical toxicology, bioanalytical chemistry, regulatory, and Phase I clinical services to pharmaceutical and biotechnology companies. Prior to this, he held sales and marketing positions at Abbott Laboratories, Merck & Co., and Miles Inc. Mr. Wokasch received a B.S. from the University of Minnesota, College of Pharmacy.

Robert Miller has served as our Chief Financial Officer since June 2004 and was a consultant to us from March 2003 to May 2004. Mr. Miller has served as a director of Scanis, Inc. since 1998 and served as acting Chief Financial Officer from 1998 to June 2006. He was a Chief Financial Officer consultant to Evit Labs from June 2003 to December 2004, Wildlife International Network from October 2002 to December 2005, Endoscopic Technologies from November 2002 to March 2004, Biolog from January 2000 to December 2002 and Webware from August 2000 to August 2002. Prior to this, Mr. Miller was the Chief Financial Officer for GAF Corporation, Penwest Ltd.

and Bugle Boy and Treasurer of Mead Corporation. He received a B.A. in economics from Stanford University and an M.B.A. in finance from Columbia University.

James Schutz has served as our Vice President of Corporate Development and General Counsel since August 2003, as a director since May 2004 and Corporate Secretary since June 2006. From August 2001 to August 2003, Mr. Schutz served as General Counsel at Jomed (formerly EndoSonic Corp.), an international medical device company. From 1999 to July 2001, Mr. Schutz served as in-house counsel at Urban Media Communications Corporation, an Internet/telecom company based in Palo Alto, California. Mr. Schutz received a B.A. in economics from the University of California, San Diego and a J.D. from the University of San Francisco School of Law.

Bruce Thornton has served as our Vice President of International Operations and Sales since June 2005. Mr. Thornton served as our General Manager for U.S. Operations from March 2004 to July 2005. He served as Vice President of Operations for Jomed (formerly EndoSonic Corp.) from January 1999 to September 2003, and as Vice President of Manufacturing for Volcano Therapeutics, an international medical device company, following its acquisition of Jomed, until March 2004. Mr. Thornton received a B.S. in aeronautical science from Embry-Riddle Aeronautical University and an M.B.A. from National University.

Robert Northey, Ph.D.  has served as our Director of Research and Development since July 2005. Dr. Northey served as a consultant to us from May 2001 to June 2005. From August 1998 until June 2005, he was an Assistant Professor in the Paper Science and Engineering Department at the University of Washington. Dr. Northey received a B.S. in wood and fiber science and a Ph.D. in wood chemistry, each from the University of Washington.

Andres Gutiérrez, M.D., Ph.D.  has served as our Director of Medical Affairs since August 2005. Dr. Gutiérrez served as a consultant to us from April 2003 to July 2005. He served as the Head of the Cell Therapy Unit at the National Institute of Rehabilitation in Mexico City from September 2000 to July 2005 and as a consulting physician with the Department of Medicine at Hospital Angeles del Pederegal in Mexico City from 1996 to July 2005. He received an M.D. with a specialty in internal medicine, and a Ph.D. in biomedical sciences, each from the National University of Mexico in Mexico City.

Gerard de Nies has served as Director of Marketing and Sales — Europe, Middle East and Africa of our Netherlands subsidiary, since August 2005. Mr. de Nies held a similar position in Kimberly-Clark for the Scientific & Industrial division, where he was responsible for sales and marketing in Europe from July 1999 through August 2005. He was the Sales Manager in the Ethicon Endo-Surgery division of Johnson & Johnson from June 1993 to July 1999. Mr. de Nies received a Bachelor of nursing and of healthcare management, each from the University of Amsterdam, The Netherlands.

Sergio Caleti has served as Commercial Director for our Mexican subsidiary since February 2005. Mr. Caleti served as the Mexico National Sales Manager of Darier Laboratories, a dermatological laboratory, from July 2003 to January 2005. He served as the Regional Sales Manager, Hospital Products Division for the central region for Abbott Laboratories from 1999 until June 2003. Mr. Caleti received an engineering degree from the Engineering School of Universidad Iberoamericana, Mexico.

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

NOTE 4	— Accounts Receivable

Accounts receivable consists of the following (in thousands):

	March 31,
	2007	2006

Accounts receivable	$1,571	$1,166
Less: allowance for doubtful accounts	(207)	(90)

	$1,364	$1,076

Allowance for doubtful accounts activities are as follows (in thousands):

		Additions
	Balance at	Charged to
	Beginning	Costs and	Deductions	Balance at
Year Ended March 31,	of Period	Expenses	Write-offs	End of Period

2006	$—	$90	$ (—)	$90
2007	$90	$284	$(167)	$207

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 —	Inventories

Inventories consist of the following (in thousands):

	March 31,
	2007	2006

Raw materials	$311	$267
Finished goods	65	1,046

	376	1,313
Less: inventory allowances	(94)	(996)

	$282	$317

Reserve for obsolete inventories activities are as follows (in thousands):

		Additions
	Balance at	Charged to
	Beginning	Costs and	Deductions	Balance at
Year Ended March 31,	of Period	Expenses	Write-offs	End of Period

2006	$221	$1,074	$(298)	$996
2007	$996	$102	$(1,004)	$94

NOTE 6 —	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,
	2007	2006

Prepaid expenses	$976	$304
Value Added Tax receivable	125	722
Other current assets	71	360

	$1,172	$1,386

NOTE 7 —	Debt Issue Costs

Debt issue costs consists of the following (in thousands):

March 31,
2007

Fair value of common stock purchase warrants issued to Western Technologies, Inc. in connection with a Line of Credit (Note 10)	$1,046
Fair value of common stock purchase warrants issued to Brookstreet Securities Corporation (“Brookstreet”) in connection with a Bridge Loan (Note 10)	105
Cash paid for debt offering expenses	77

1,228
Less: accumulated amortization recorded as non-cash interest expense	(402)

$826

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 —	Property and Equipment

Property and equipment consists of the following (in thousands):

	March 31,
	2007	2006

Manufacturing, lab, and other equipment	$2,489	$1,866
Office equipment	716	653
Furniture and fixtures	219	209
Leasehold improvements	489	498
Capital projects in progress	249	—

	4,162	3,226
Less: accumulated depreciation and amortization	(1,955)	(1,286)

	$2,207	$1,940

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

On June 14, 2006, the Company entered into a credit facility providing it with up to $5,000,000 of available credit. The facility permitted the Company to borrow up to a maximum of $2,750,000 for growth capital, $1,250,000 for working capital based on eligible accounts receivable and $1,000,000 in equipment financing. In June 2006, the Company drew an aggregate of $4,182,000 of borrowings under this facility. These borrowings are payable in 30 to 33 fixed monthly installments with interest at rates ranging from 12.4% to 12.7% per annum, maturing at various times through April 9, 2009. The Company has no unused availability under this credit facility since amounts drawn under the working capital facility were based upon an initial measurement of eligible accounts receivable.

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

On November 10, 2004, the Company entered into a capital lease under which the present value of the minimum lease payments amounted to $37,000. The present value of the minimum lease payments was calculated using a discount rate of 10%. Lease payments, including amounts representing interest, amounted to $9,300, $8,500 and $3,900 for the years ended March 31, 2007, 2006 and 2005, respectively. The remaining principal balance on these obligations amounted to $21,900 at March 31, 2007, including $7,500 included in the current portion of capital lease obligations in the accompanying consolidated balance sheet.

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

Each share of Series A, Series B and Series C convertible preferred shares had voting rights equal to an equivalent number of common shares into which it was convertible and voted together as one class with common stock. The holders of the Series A were entitled to receive cumulative dividends in preference to any dividend on the common stock at the rate of 6% per annum on the initial investment amount commencing January 1, 2006 (discussion below). The Company had the option of paying the dividend in either common stock or cash. The holders of Series B were entitled to receive non-cumulative dividends when and if declared by the Board. The holders of Series C were entitled to non-cumulative dividends when and if declared by the Board and only after the Series A had been paid all accrued dividends and any dividends declared by the Board and payable to the Series B had been paid. The holders of Series A, Series B and Series C were also entitled to participate pro rata in any dividends paid on the common stock, if declared by the Board of Directors on an as converted basis.

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

As described in Note 3, the Company applied the classification and measurement principles enumerated in EITF Topic D-98 with respect to accounting for its issuances of the Series A, Series B and Series C convertible preferred stock. The Company was required, under California law, to obtain the approval of its Board of Directors in order to effectuate a merger, consolidation or similar event resulting in a more than 50% change in control or a sale of all or substantially all of its assets. The Board of Directors would then be required to submit proposals to enter into these types of transactions to its stockholders for their approval by majority vote. At any reporting date, the Company’s convertible preferred stockholders did not (i) have control of the Company’s Board of Directors and (ii) did not have sufficient voting rights to control a redemption of these shares by either of these events. In addition the effectuation of any transaction or series of transactions resulting in a more than 50% change in control of the Company could be made only by the Company at its own election. Based on these provisions, the Company classified its Series A, Series B and Series C convertible preferred shares in stockholders’ equity in the accompanying March 31, 2007 consolidated balance sheet because the liquidation events were deemed to be within the Company’s control in accordance with the provisions of EITF Topic D-98.

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

Valuation of Common Stock

For the year ended March 31, 2004, all stock options that the Company granted to employees and non-employees under its 1999, 2000 and 2003 Stock Option Plans were recorded at their cash settlement value due to a compliance matter for which the statute of limitations has expired. In July 2005, the Company engaged Valuation Research Corporation, an outside valuation specialist to determine the fair value of its common stock. The fair value of the Company’s common stock, based on this valuation study, was determined to be $10.16 per share. Accordingly, the fair value of the Company’s common stock underlying all equity transactions completed during the years ended March 31, 2004, 2005 and 2006 (other than options granted under the 1999, 2000 and 2003 Stock Option Plans) was based on the results of the valuation study. The results were adjusted to the date of grant based on an analysis performed by management. The results were assessed for reasonableness by comparing such amounts to concurrent sales of other equity instruments to unrelated parties for cash and intervening events reflected in the price of the Company’s stock.

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

The Company accounted for the repurchase and rescission rights in accordance with APB 25 paragraph 25 and SFAS 123 paragraph 25, both of which are titled “Awards That Call for Settlement in Cash”. These standards require entities to record stock-based compensation awards as liability instruments when the optionee has the ability to compel the entity to settle the award by transferring cash or other assets. In addition, other accounting literature (including literature relating to accounting for derivative financial instruments) requires liability classification when a net cash settlement is in the holder’s control. The Company believes that if the holders of these awards possess a free standing right to require cash settlement that liability classification of these awards is required under APB 25 and SFAS 123 (the standards applicable at the time of grant) and that such treatment is consistent with the principles of other literature relating to the classification of financial instruments. Accordingly, these awards were classified as liability instruments for their estimated cash settlement amounts. The Company reclassified the liability instruments to permanent equity at the time the statute of limitations lapsed and the holder could no longer control settlement of the award in cash.

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

PART III

ITEM 10:	Directors, Executive Officers and Corporate Governance

Directors

The names of the board of directors, their ages as of March 31, 2007, their committee membership and certain biographical information about them are set forth below.

Name	Age	Position with Company	Director Since

Hojabr Alimi	45	Chairman of the Board and Chief Executive Officer	1999
James Schutz(1)	44	General Counsel, Vice President of Corporate Development and Secretary	2004
Akihisa Akao	53	Director	1999
Edward Brown(3)	43	Director	2005
Robert Burlingame	72	Director	2006
Richard Conley(1)(2)(3)	56	Director	1999
Gregory French(2)(3)	45	Director	2000

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

(3)	Member of the Nominating and Corporate Governance Committee

Hojabr Alimi, one of our founders, has served as our Chief Executive Officer, President and director since 1999 and was appointed as Chairman of the board of directors in June 2006. Prior to co-founding our company with his spouse in 1999, Mr. Alimi was a Corporate Microbiologist for Arterial Vascular Engineering. Mr. Alimi received a B.A. in biology from Sonoma State University.

James Schutz has served as our Vice President of Corporate Development and General Counsel since August 2003, as a director since May 2004 and Corporate Secretary since June 2006. From August 2001 to August 2003, Mr. Schutz served as General Counsel at Jomed (formerly EndoSonic Corp.), an international medical device company. From 1999 to July 2001, Mr. Schutz served as in-house counsel at Urban Media Communications Corporation, an Internet/telecom company based in Palo Alto, California. Mr. Schutz received a B.A. in economics from the University of California, San Diego and a J.D. from the University of San Francisco School of Law.

Akihisa Akao has served as a director since 1999 and, through White Moon Medical, Inc., as a consultant since October 2005. Mr. Akao has served as President for White Moon Medical, Inc., a consulting company that provides advice to early-stage companies seeking to enter the Japanese medical products market. He served as the general manager in Japan at PowerMedical Interventions Inc., a medical device company, from January 2001 to September 2005. He also served as President of E-Med Japan, an application service provider for medical professionals and consumers, from 1999 to July 2000. Mr. Akao received a B.A. in electronic engineering from Doshisha University, Kyoto, Japan.

Edward Brown has served as a director since September 2005. Mr. Brown co-founded Healthcare Investment Partners, or HIP, a private equity buyout fund focused exclusively on healthcare, and served as a Managing Director of HIP from June 2004 through the present. Before joining HIP, Mr. Brown was a Managing Director in the Healthcare Group of Credit Suisse First Boston, where he led the firm’s West Coast healthcare effort and was one of the senior partners responsible for the firm’s global life sciences practice, from August 2000 to June 2004. Mr. Brown serves on the board of directors of Angiotech Pharmaceuticals, Inc. Mr. Brown received a B.A. in English from Middlebury College and an MBA from the Anderson Graduate School of Business at University of California — Los Angeles.

Robert Burlingame has served as a director since November 2006. Mr. Burlingame is the Chief Executive Officer and Chairman of the Board of Burlingame Industries, Inc., a manufacturer of automated equipment specializing in the concrete rooftile industry, which he founded in 1969. He has held various senior management positions at several rooftile companies, including California Tile and Lifetile Corporation. Mr. Burlingame received a B.S. in business from Michigan State University and was a pilot in the U.S. Navy.

Richard Conley has served as a director since 1999, and served as our Secretary from July 2002 to June 2006. Since April 2001, Mr. Conley has served as Executive Vice President and Chief Operating Officer at Don Sebastiani & Sons International Wine Negociants, a branded wine marketing company. From 1994 to March 2001, he served as Senior Vice President and Chief Operating Officer at Sebastiani Vineyards, a California wine producer, where he was originally hired as Chief Financial Officer in 1994. Mr. Conley received a B.S. in finance and accounting from Western Carolina University and an M.B.A. from St. Mary’s University.

Gregory French has served as a director since 2000. Mr. French is owner and Chairman of the Board of G&C Enterprises LLC, a real estate and investment company, which he founded in 1999. He held various engineering and senior management positions at several medical device companies, including Advanced Cardiovascular Systems, Peripheral Systems Group and Arterial Vascular Engineering. Mr. French received a B.S.I.E. from the California State Polytechnic University, San Luis Obispo.

Executive Officers

Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Executive Officers” and is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership on Forms 3, 4 and 5 with the SEC. Officers, directors and greater than 10% stockholders are required to furnish us with copies of all Forms 3, 4 and 5 they file.

Based solely on our review of the copies of such forms we have received and written representations from certain reporting persons that they filed all required reports, we believe that all of our officers, directors and greater than 10% stockholders complied with all Section 16(a) filing requirements applicable to them with respect to transactions during 2007.

Code of Ethics

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

Corporate Governance

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

Compensation Discussion and Analysis

Our Compensation Philosophy and Objectives

We believe that compensation of our executive officers should encourage creation of stockholder value and achievement of strategic corporate objectives, attract and retain qualified, skilled and dedicated executives on a long-term basis, reward past performance, and provide incentives for future performance. Our philosophy is to align the interests of our stockholders and management by integrating compensation with our annual and long-term corporate and financial objectives, including through equity ownership by management. In order to attract and retain qualified personnel, we strive to offer a total compensation package competitive with companies in the life sciences industry, taking into account relative company size, performance and geographic location as well as individual responsibilities and performance. Our compensation philosophy with respect to our executive officers currently focuses on a balance of equity-based compensation and cash-based compensation.

In setting the level of cash and equity compensation for our executive officers, the Compensation Committee of our board of directors considers various specific factors, including the performance of the Company and the individual executive during the year, the uniqueness and relative importance of the executive’s skill set to the Company, the executive’s expected future contributions to the Company, the level of the executive’s stock ownership and the Company’s compensation philosophy for all employees. While the Compensation Committee and independent members of the board did not use market benchmarks to determine executive compensation for 2007, the Compensation Committee reviewed survey data with respect to companies in a broadly similar range as the Company’s revenues and number of employees, and data with respect to a peer group of biotechnology, life sciences and diagnostic companies, which included competitive information relating to compensation levels for comparable positions in those industries. The Compensation Committee and the independent members of the board, who have a broad range of experience relating to executive compensation matters for similarly situated companies, consider as well the compensation levels of other employees of the Company. When establishing each element of an executive officer’s compensation, the Compensation Committee also takes into consideration the executive’s historical cash and equity compensation, level of equity ownership, and total current and potential compensation.

Prior to our initial public offering, we entered into employment contracts containing severance payment provisions with our executive officers in an effort to attract and to retain the services of talented individuals to serve on our executive management team. We do not have a stock ownership or stock retention policy that requires executive officers to own our stock or retain stock issued upon exercise of options. In addition, we do not have an employee stock purchase plan. In 2007, we made matching IRA contributions for all eligible employees and executive officers of up to the lesser of the statutory limit on contributions and 3% of the employee’s base salary, and we will continue this policy for 2008.

We generally intend to qualify executive compensation for deductibility without limitation under section 162(m) of the Internal Revenue Code. Section 162(m) provides that, for purposes of the regular income tax and the alternative minimum tax, the otherwise allowable deduction for compensation paid or accrued with respect to a covered employee of a publicly-held corporation (other than certain exempt performance-based compensation) is limited to no more than $1 million per year. None of the non-exempt compensation we paid to any of our executive officers for 2006 as calculated for purposes of section 162(m) exceeded the $1 million limit.

Elements of Executive Compensation

Our compensation structure for executive officers consists of a combination of salary and stock options. Because of our egalitarian culture, we do not have programs providing for personal-benefit perquisites to officers except for car allowances and use of Company cars, which are used primarily for business purposes. The Compensation Committee makes recommendations with respect to executive officer compensation, to be approved by the independent members of the board of directors. For 2007, executive officers will be eligible to receive bonuses payable in cash, stock options, or a combination of cash and stock options.

Base Salary.  Our Compensation Committee reviews base salaries for executive officers on an annual basis, adjusting salaries based on individual and company performance. The Compensation Committee also considers market information and the base salaries and other incentives paid to executive officers of other similarly sized companies within our industry. However, the Compensation Committee does not limit its decision to or target any particular range or level of total compensation paid to executive officers at these companies.

Annual Bonus.  We have had a bonus pool for our executives and non-executive employees that is tied informally to corporate and operational goals, and bonuses consisting of cash bonuses and option grants have been awarded, but we have not historically memorialized formal milestones or targets for executives or non-executive employees. For 2008, we have adopted a bonus plan in which our executive officers and non-executive employees will be eligible to participate in a bonus program. The bonus program provides that each employee and executive officer receives the potential to earn an annual bonus based on target goals and milestones that are above and beyond the Company’s base plan expectation.

Under the bonus program, bonuses may be awarded if we meet certain minimum revenue, operating expense and cash position targets for the fiscal year and achieve certain operational goals. Each employee and executive officer is eligible for a higher bonus amount if a higher set of goals and milestones are met. The Compensation Committee determines whether and, if so, which set of goals and targets have been met. It has discretion to set appropriate bonus amounts within the floor and ceiling amounts for which an employee is eligible. If minimum targets are exceeded but the higher goals and milestones are not met, the Compensation Committee may award a bonus less than the maximum but more than the lower targeted possible bonus for which an employee is eligible, that it believes to be appropriate. Based on our performance in the past fiscal year, our performance for the current fiscal year thus far, and our current assessment of our ability to meet the goals and milestones, we believe that it is likely that the minimum goals and targets will be met, and it is possible that the targets and milestones for the maximum bonus will be met. The Compensation Committee may award bonuses to executive officers under the bonus plan in cash, options, or a combination of cash and options, depending on the year-end cash position, cash needs and projected cash receipts of the Company. The Compensation Committee will not declare any bonus pool or grant any cash awards that will endanger our ability to finance its operations and strategic objectives or place us in a negative cash flow position, in light of our anticipated cash needs. Each non-executive employee’s eligible bonus will be 10% to 35% of his or her base salary based in part on achievement of corporate goals established by our Compensation Committee and in part on individual goals established by our executive officers. Bonuses for executive officers, if any, will be determined by the Compensation Committee at the time of their annual compensation review, based on the Compensation Committee’s assessment of corporate and individual achievements.

Equity-Based Compensation.  Our Compensation Committee administers our stock option plan for executive officers and employees, under which it grants options to purchase our common stock with an exercise price equal to the fair market value of a share of our common stock on the date of grant, which is the closing price on the date of grant.

We believe that providing executive officers who have responsibility for our management and growth with an opportunity to increase their stock ownership aligns the interests of the executive officers with those of our stockholders. Accordingly, the Compensation Committee also considers stock option grants to be an important aspect in compensating and providing incentives to management. Each executive officer is initially granted an option when he or she begins working for us. The amount of the grant is based on his or her position with us, relevant prior experience and market conditions. These initial grants generally vest over five years, and no shares vest before the one-year anniversary of the option grant. We spread the vesting of our options over five years to compensate executives for their contribution over a period of time and to provide an incentive to focus on our longer term goals. The Compensation Committee has not established annual grants to our executive officers as part of its annual compensation review process. In the future our Compensation Committee may consider awarding additional or alternate forms of equity incentives, such as grants of restricted stock, restricted stock units and other performance based awards, based upon the executive officer’s and the Company’s performance, the executive officer’s role and responsibilities, the executive officer’s base salary, and comparison with comparable awards to individuals in similar positions in our industry. We do not coordinate the timing of equity award grants with the release of financial results or other material announcements by the Company.

Other Compensation.  All of our full-time employees, including our executive officers, may participate in our health programs, such as medical, dental and vision care coverage, and our IRA.

Named Executive Officers

The tables that follow provide compensation information for our named executive officers, including Hojabr Alimi, Chief Executive Officer, Robert Miller, Chief Financial Officer, and our three most highly compensated executive officers who were serving as executive officers at the end of 2007, which were Michael Wokasch, James Schutz and Bruce Thornton.

2007 Summary Compensation Table

				Stock	Option		All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Award	Awards ($)		Compensation($)	Total ($)

Hojabr Alimi	2007	275,000	154,133	0	0		0	429,133
Chief Executive Officer and Chairman
Robert Miller	2007	185,000	0	0	351,496	(1)	0	536,496
Chief Financial Officer
James Schutz	2007	190,000	60,000	0	72,442	(2)	0	322,442
Vice President Corporate Development, Secretary and General Counsel
Michael Wokasch	2007	162,308	125,000	0	137,559	(2)	0	424,867
Chief Operating Officer
Bruce Thornton	2007	180,000	27,500	0	27,943	(2)	12,245(3)	247,688
Vice President International Operations and Sales

(1)	Represents the compensation expense under Statement of Financial Accounting Standards No. 123 (revised 2004), or SFAS 123R, that we recognized for the year ended March 31, 2007 related to an obligation to grant an option at the closing of our initial public offering, which was treated as outstanding for accounting purposes . The expense was recognized in fiscal year ended March 31, 2007, due to the closing of our initial public offering. A restricted stock unit was granted in lieu of the option in fiscal year 2008. Compensation expense is determined by computing the fair value of each option on the grant date in accordance with SFAS 123R and recognizing that amount as expense ratably over the option vesting term. See Note 14 of Notes to our Consolidated Financial Statements set forth in our Annual Report on Form 10-K for the year ended March 31, 2007, or the 10-K, for the assumptions made in determining SFAS 123R values. The SFAS 123R value of an option as of the grant date is spread over the number of months in which the option is subject to vesting and includes ratable amounts expensed for option grants in prior years.

(2)	Represents the compensation expense related to outstanding options we recognized for the year ended March 31, 2007 under SFAS 123R rather than amounts paid to or realized by the named individual, and includes expense we recognized in 2007 for option grants in prior periods. Compensation expense is determined by computing the fair value of each option on the grant date in accordance with SFAS 123R and recognizing that amount as expense ratably over the option vesting term. See Note 14 of Notes to our Consolidated Financial Statements set forth in our 10-K for the assumptions made in determining SFAS 123R values. The SFAS 123R value of an option as of the grant date is spread over the number of months in which the option is subject to vesting and includes ratable amounts expensed for option grants in prior years. There can be no assurance that options will be exercised (in which case no value will be realized by the individual) or that the value on exercise will approximate the compensation expense we recognized.

(3)	Perquisites and personal benefits include: (a) car allowance in the amount of $6,646 and (b) matching IRA contribution in the amount of $5,599.

2007 Grants of Plan-Based Awards

The following table sets forth information on grants of options or other awards to purchase shares of our common stock made to our named executive officers in fiscal year 2007 or in consideration of services performed in 2007:

		All Other	All Other
		Stock	Option
		Awards:	Awards:	Exercise	Grant
		Number	Number	or Base	Date Fair
		of Shares	of Securities	Price of	Value of
		of Stock	Underlying	Option	Stock and
		or Units	Options	Awards	Option
Name	Grant Date	(#)	(#)	($/Sh)	Awards ($)

Hojabr Alimi	N/A	N/A	N/A	N/A	N/A
Robert Miller	4/26/2007	60,000(1)	N/A	$3.00	$351,496
James Schutz	6/15/2007(2)	N/A	100,000	$7.27	$482,670
Michael Wokasch	7/27/2006	N/A	125,000	$12.00	$990,200
	6/15/2007(2)		150,001	$7.27	$724,010
Bruce Thornton	6/15/2007(2)	N/A	25,000	$7.27	$120,668

(1)	Mr. Miller was granted 60,000 restricted stock units on April 26, 2007, which may be settled as to one-half of the shares on January 15, 2009 and as to the remaining one-half of the shares on January 15, 2010. This grant was made for services rendered by Mr. Miller in 2007 and was made in lieu of the award of an option under the Company’s 2004 Stock Option Plan authorized by the board on October 1, 2005 to be granted at the closing of our initial public offering.

(2)	Awards were authorized and approved for grant by the board of directors on June 15, 2007. The awards become exercisable pursuant to a five year vesting schedule and therefore the awards terms include a substantive future requisite service condition. In accordance with the grant date and expense recognition provisions of SFAS 123(R), we did not recognize compensation expense for these awards in fiscal year 2007.

Outstanding Equity Awards at Fiscal Year-End 2007

	Option Awards				Stock Awards
	Number of	Number of				Market
	Securities	Securities			Number of	Value of
	Underlying	Underlying			Shares or	Shares or
	Unexercised	Unexercised	Option		Units of	Units of
	Options	Options	Exercise	Option	Stock that	Stock that
	(#)	(#)	Price	Expiration	Have not	Have not
Name	Exercisable	Unexercisable	($)(1)	Date	Vested (#)	Vested ($)

Hojabr Alimi(2)	19,570	0	$3.00	7/10/2013
	3,000	2,000	$3.00	8/07/2013
	300,000	0	$0.15	5/10/2014
	3,541	8,959	$10.16	10/01/2015
	15,000	0	$1.10	3/20/2010
	15,000	0	$0.22	10/01/2009
	75,000	0	$0.15	5/10/2009
Robert Miller(3)	94,633	0	$3.00	7/10/2014
	39,181	0	$3.00	7/10/2014
	1,770	4,480	$10.16	10/01/2015
			$3.00	1/15/2010	60,000	$351,496
James Schutz(4)	30,000	20,000	$3.00	9/23/2013
	30,000	20,000	$3.00	7/10/2014
	6,250	0	$3.00	7/10/2014
	22,500	15,000	$3.00	7/10/2014
	1,770	4,480	$10.16	10/01/2015
	0	100,000	$7.27	6/15/2017
Michael Wokasch(5)	0	124,999	$12.00	7/27/2016
	0	150,001	$7.27	6/15/2017
Bruce Thornton(6)	6,000	4,000	$3.00	7/10/2014
	7,333	12,667	$4.40	5/06/2015
	20,010	50,614	$10.16	10/01/2015
	0	25,000	$7.27	6/15/2017

(1)	Except for the option grant to Hojabr Alimi with an expiration date of May 10, 2014 at $0.15 per share and the restricted stock unit award to Robert Miller at $3.00 per share, the exercise price of each option or restricted stock unit is equal to the fair market value of our common stock on the date of grant.

(2)	Options with an expiration date of October 1, 2015 vest over a five-year period, becoming exercisable as to 20% of the shares on the first anniversary of the grant date with the remaining shares vesting monthly thereafter over the following 48 months. Options with an expiration date of May 10, 2009, July 10, 2013, and August 7, 2013 vest over a five-year period, becoming exercisable as to 20% of the shares on each anniversary of the grant date. Options with an expiration date of March 20, 2010 vest over a one-year period, becoming exercisable as to 100% of the shares on the first anniversary of the grant date. Options with an expiration date of October 1, 2009 and May 10, 2014 were fully vested at grant and were immediately exercisable.

(3)	Options with an expiration date of July 10, 2014 were fully vested at grant and were immediately exercisable. Options with an expiration date of October 1, 2015 vest over a five-year period, becoming exercisable as to 20% of the shares on the first anniversary of the grant date with the remaining shares vesting monthly thereafter over the following 48 months. The grant of 60,000 restricted stock units may be settled as to one-half of the shares on January 15, 2009 and as to the remaining one-half of the shares on January 15, 2010.

(4)	Options with an expiration date of October 1, 2015 and June 15, 2017 vest over a five-year period, becoming exercisable as to 20% of the shares on the first anniversary of the grant date with the remaining shares vesting monthly thereafter over the following 48 months. Options with an expiration date of September 23, 2013 and July 10, 2014 vest over a five-year period, becoming exercisable as to 20% of the shares on each anniversary of the grant date.

(5)	Options vest over a five-year period, becoming exercisable as to 20% of the shares on the first anniversary of the grant date with the remaining shares vesting monthly thereafter over the following 48 months.

(6)	Options with an expiration date of July 10, 2014 vest over a five-year period, becoming exercisable as to 20% of the shares on each anniversary of the grant date. Options with an expiration date of May 6, 2015, October 1, 2015, and June 15, 2017 vest over a five-year period, becoming exercisable as to 20% of the shares on the first anniversary of the grant date with the remaining shares vesting monthly thereafter over the following 48 months.

Potential Payments Upon Termination or Change-in-Control

We have entered into employment agreements with each of our named executive officers, each of which, except for our agreement with Mr. Thornton, provides for payment to such officers in the event of termination without cause or resignation by the executive for good reason (as that term is defined in the agreements) and, with respect to Mr. Thornton only, for payment in the event of a change of control (as that term is defined in his agreement) with the Company. In the event Mr. Alimi, Mr. Wokasch, Mr. Miller or Mr. Schutz is terminated without cause or resigns for good reason, the officer is entitled to: a lump severance payment equal to 12 times, in the case of Mr. Wokasch, 18 times, in the case of Mr. Miller and Mr. Schutz, or 24 times, in the case of Mr. Alimi, the average monthly base salary paid to the officer over the preceding 12 months (or for the term of the officer’s employment if less than 12 months); automatic vesting of all unvested options and other equity awards; the extension of exercisability of all options and other equity awards to at least 12 months following the date the officer terminates employment or, if earlier, until the option expires; up to one year (the lesser of one year following the date of termination or until such executive becomes eligible for medical insurance coverage provided by another employer) reimbursement for health care premiums under COBRA; and a full gross up of any excise taxes payable by the officer under Section 4999 of the Internal Revenue Code because of the foregoing payments and acceleration (including the reimbursement of any additional federal, state and local taxes payable as a result of the gross up). In the event that Mr. Thornton is terminated following a change of control, he is entitled to a lump sum severance payment equal to 12 months of his base salary; automatic vesting of all unvested options and other equity awards; and the extension of exercisability of all options and other equity awards to at least 12 months following the date Mr. Thornton terminates employment or, if earlier, until the option expires. If any officer terminates his or her employment for any reason, he or she must give us at least 30 days, or in the case of Mr. Alimi, at least 60 days, prior written notice to the Company.

Receipt of the termination benefits described above is contingent on each named executive officer executing a general release of claims against the Company, his resignation from any and all directorships and every other position held by him with the Company or any of its subsidiaries and his return to the Company of all Company property received from or on account of the Company or any of its affiliates by such executive. In addition, the named executive officers is not entitled to such benefits if he did not comply with the non-competition and invention assignment provisions of his employment agreement during the term of his employment or the confidentiality provisions of his employment agreement, whether during or after the term of his employment. Furthermore, the Company is under no obligation to pay the above-mentioned benefits if the named executive officer does not comply with the non-solicitation provisions of his employment agreement, which prohibit a terminated officer from interfering with the business relations of the Company or any of its affiliates and from soliciting employees of the Company, which provisions apply during the term of employment and for two years following termination.

The tables below were prepared as though each of the named executive officers had been terminated involuntarily without cause on March 30, 2007, the last business day of our last completed fiscal year, and involuntarily without cause following a change of control of the Company, as applicable. More detailed information about the payment benefits, including duration, is contained in the discussion above. All payments and benefits would be provided by the Company. The assumptions and valuations are noted in the footnotes to the tables.

Involuntary Termination

		Continuation	Value of
		of Health &	Unvested
	Salary	Welfare	Equity	Excise Tax
Name	Continuation	Benefits(1)	Awards(2)	& Gross-Up(3)

Hojabr Alimi	$550,000	$18,003	$5,900	$268,300
Robert Miller	277,500	27,576	—	142,623
Michael Wokasch	200,000	22,848	—	104,181
James Schutz	285,000	20,067	162,250	218,470
Bruce Thornton	n/a	n/a	n/a	n/a

Involuntary Termination Following a Change-in-Control

		Continuation	Value of
		of Health &	Unvested
	Salary	Welfare	Equity	Excise Tax
Name	Continuation	Benefits(1)	Awards(2)	& Gross-Up(3)

Hojabr Alimi	$ n/a	$ n/a	$ n/a	$ n/a
Robert Miller	n/a	n/a	n/a	n/a
Michael Wokasch	n/a	n/a	n/a	n/a
James Schutz	n/a	n/a	n/a	n/a
Bruce Thornton	180,000	0	31,434	98,845

(1)	Amount assumes the Company cost of providing health and welfare benefits for twelve months.

(2)	The values reflect the immediate vesting of all outstanding options and other equity awards as of termination, based on a March 30, 2007 closing stock price of $5.95 and exclude amounts for accelerated options that have an exercise price higher than such closing stock price.

(3)	The assumptions used to calculate excise and associated taxes are as follows:

•	termination occurs on March 30, 2007; and

•	named executive officer was assumed to be subject to the maximum Federal and California income and other payroll taxes, aggregating to an effective tax rate of 46.75%.

Compensation Committee Interlocks and Insider Participation

Richard Conley, one of the members of our Compensation Committee, served as our Corporate Secretary from July 1, 2002 to June 29, 2006.

Compensation Committee Report

The following report of the Compensation Committee shall not be deemed to be “soliciting material” or “filed” with the SEC or to be incorporated by reference into any other filing by Oculus under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into a document filed under those Acts.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth above with Oculus’ management. Based on its review and those discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Form 10-K and in our proxy statement for our 2007 Annual Meeting of Stockholders.

Compensation Committee
Gregory French
Richard Conley

2007 Director Compensation

The following table sets forth cash amounts and the value of other compensation paid to our outside directors for their service in fiscal year 2007:

	Option	All
	Awards	Other
Name	$(2)(3)	Compensation($)		Total ($)

Akihisa Akao	0	146,000	(4)	146,000
Jay Birnbaum(1)	0	0		0
Edward Brown	0	0		0
Robert Burlingame	298,168	68,848	(5)	367,016
Richard Conley	0	0		0
Gregory French	0	0		0

(1)	Dr. Birnbaum joined our board of directors on April 20, 2007.

(2)	Represents the compensation expense related to outstanding options we recognized for the year ended March 31, 2007 under SFAS 123R, rather than amounts paid to or realized by the named individual and includes expenses we recognized in 2007 for option grants in prior periods. Compensation expense is determined by computing the fair value of each option on the grant date in accordance with SFAS 123R and recognizing that amount as expense ratably over the option vesting term. See Note 14 of Notes to our Consolidated Financial Statements set forth in our 10-K, for the assumptions made in determining SFAS 123R values. The SFAS 123R value of an option as of the grant date is spread over the number of months in which the option is subject to vesting and includes ratable amounts expensed for option grants in prior years. There can be no assurance that options will be exercised (in which case no value will be realized by the individual) or that the value on exercise will approximate the compensation expense we recognized. In 2007, Mr. Burlingame received an option to purchase 75,000 shares of our common stock with a grant date fair value of $298,168. On January 24, 2007, the Company canceled and reissued the option grant with an exercise price equal to the Company’s IPO price, or $8.00 per share. In accordance with SFAS 123R, the cancellation and reissue of the option was treated as a modification to the original grant. In fiscal 2007, the Company recorded a charge for the incremental fair value related to the modification in the amount of $22,014. On June 15, 2007, Mr. Conley received an option to purchase 35,000 shares of common stock with a grant date fair value of $103,950, and Mr. French received an option to purchase 10,000 shares of our common stock with a grant date fair value of $29,700, each for services rendered to the Company in fiscal year 2007.

(3)	The following table sets forth the aggregate number of shares of common stock underlying option awards outstanding at March 31, 2007:

Number of
Name	Shares

Akihisa Akao	24,656
Jay Birnbaum	0
Edward Brown	50,000
Robert Burlingame	75,000
Richard Conley	154,570
Gregory French	83,906

(4)	Represents amounts paid to White Moon Medical, Inc. for consulting services rendered to the Company. Mr. Akao is the sole stockholder of White Moon Medical, Inc.

(5)	Represents compensation expense related to an outstanding warrant to purchase 75,000 shares of our common stock we recognized during the year ended March 31, 2007. With respect to the warrant, on January 24, 2007, the date our registration statement with respect to our initial public offering was declared effective, we granted to Mr. Burlingame a warrant to purchase 75,000 shares of our common stock with an exercise price of $8.00, the price of common stock in our initial public offering. This grant replaced a warrant issued to Mr. Burlingame on November 7, 2006 to purchase 75,000 shares of common stock at $9.00, which was equal to the midpoint of the then assumed price per share of the Company’s common stock in our initial public offering.

Directors who are our employees do not receive any fees for their service on our board of directors. During 2007, Messrs. Alimi and Schutz were our only employee directors.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of March 31, 2007, as to shares of our common stock beneficially owned by: (1) each person who is known by us to own beneficially more than 5% of our common stock, (2) each of our named executive officers listed in the summary compensation table, (3) each of our directors and (4) all of our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days after July 24, 2007. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

	Number of Shares of	Percentage of
	Common Stock	Common Stock
Name and Address of Beneficial Owner(1)	Beneficially Owned	Beneficially Owned

5% Stockholders:
Hojabr Alimi(2)	1,439,861	11.7%
Directors and Named Executive Officers:
Hojabr Alimi(2)	1,439,861	11.7%
Robert Miller(3)	135,584	1.1%
James Schutz(4)	83,020	0.7%
Michael Wokasch(5)	-0-	0.0%
Bruce Thornton(6)	33,343	0.3%
Akihisa Akao(7)	541,486	4.6%
Robert Burlingame(8)	216,666	1.8%
Edward Brown(9)	50,000	0.4%
Richard Conley(10)	188,986	1.6%
Gregory French(11)	77,257	0.6%
All directors and executive officers as a group (10 persons)(12)	2,766,203	21.5%

(1)	Unless otherwise stated, the address of each beneficial owner listed on the table is c/o Oculus Innovative Sciences, Inc., 1129 N. McDowell Blvd., Petaluma, California 94954.
(2)	Includes 433,361 shares issuable upon exercise of options that are exercisable within 60 days of July 24, 2007.
(3)	Includes 76,209 shares issuable upon exercise of options that are exercisable within 60 days of July 24, 2007 and 50,000 shares held by The Miller 2005 Grandchildren’s Trust, for which Mr. Miller is a trustee.
(4)	Includes 101,145 shares issuable upon exercise of options that are exercisable within 60 days of July 24, 2007.
(5)	Includes 31,251 shares issuable upon exercise of options that are exercisable within 60 days of July 24, 2007.

(6)	Includes 42,405 shares issuable upon exercise of options that are exercisable within 60 days of July 24, 2007.
(7)	Includes 20,572 shares issuable upon exercise of options that are exercisable within 60 days of July 24, 2007.
(8)	Includes 75,000 shares issuable upon exercise of options that are exercisable within 60 days of July 24, 2007 and 75,000 shares issuable upon exercise of warrants that are exercisable within 60 days of July 24, 2007
(9)	Includes 50,000 shares issuable upon exercise of options that are exercisable within 60 days of July 24, 2007.
(10)	Includes 159,236 shares issuable upon exercise of options that are exercisable within 60 days of July 24, 2007.
(11)	Includes 50,718 shares issuable upon exercise of options that are exercisable within 60 days of July 24, 2007.
(12)	Includes 1,039,897 shares issuable upon exercise of options and warrants that are exercisable within 60 days of July 24, 2007.

Equity Compensation Plan Information

The following table sets forth, as of March 31, 2007, information about our equity compensation plans that have been approved by our stockholders, including the number of shares of our common stock exercisable under all outstanding options, the weighted-average exercise price of all outstanding options and the number of shares available for future issuance under our equity compensation plans. We do not have any equity compensation plans that have not been approved by our stockholders.

			(c)
			Number of Securities
	(a)	(b)	Remaining Available for
	Number of Securities to be	Weighted-Average	Future Issuance Under
	Issued Upon Exercise	Exercise Price of	Equity Compensation
	of Outstanding Options,	Outstanding Options,	Plans Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column(a)

Equity Compensation Plans Approved by Stockholders 1999 Stock Option Plan	418,250	$0.44	0
2000 Stock Option Plan	39,500	$2.50	0
2003 Stock Option Plan	171,452	$3.00	0
2004 Stock Option Plan	955,468	$8.68	0
2006 Stock Incentive Plan	135,000	$5.78	1,115,000	(1)
Equity Compensation Plans Not Approved by Stockholders
Hojabr Alimi	300,000	$0.15	0
Underwriter Warrants	234,746	$13.20	0
Series C Managing Dealer Warrants	24,127	$18.00	0
Series B Managing Dealer Warrants	328,916	$18.00	0
Series A Managing Dealer Warrants and Performance Warrants	430,191	$3.00	0
Bridge Loan Finder Warrant	25,000	$18.00	0
Remington Warrant	20,618	$7.51	0
Series C Investor Warrants	38,604	$18.00	0
WTI A Warrant	16,666	$6.00	0
WTI B Warrant	71,521	$18.00	0
Consultant Warrants	128,843	$11.72	0
Litigation Settlement Warrants	49,999	$3.00	0
Total	3,388,901	N/A	1,115,000

(1)	Shares authorized increase on the first day of each fiscal year by the lesser of 1,750,000 or 5% of the outstanding shares on the last day of the immediately preceding year.

Equity Compensation Plan Not Approved by Stockholders.

Hojabr Alimi.  On May 10, 2004, the Board of Directors granted to Hojabr Alimi, in consideration of services provided to the Company as our President, an option to purchase 300,000 shares of our common stock at $0.15 per share. The option was fully vested at the date of grant and expires ten years after the date of grant.

Underwriter Warrants.  We issued warrants to purchase shares of our common stock at an exercise price of $13.20 per share to the underwriters in our initial public offering in 2007. The warrants were fully exercisable at the date of issuance and expire five years after the date of issuance.

Series C Managing Dealer Warrant.  In 2006, we issued a warrant to purchase shares of our common stock at an exercise price of $18.00 per share to the placement agent of our Series C preferred stock offering. The warrant was fully exercisable at the date of issuance and expires five years after the date of issuance.

Series B Managing Dealer Warrant.  In 2006, we issued a warrant to purchase shares of our common stock at an exercise price of $18.00 per share to the placement agent of our Series B preferred stock offering. The warrant was immediately exercisable at grant and expires two years after our initial public offering.

Series A Managing Dealer Warrants.  In 2005, we issued warrants to purchase shares of our common stock at an exercise price of $3.00 per share to the placement agent of our Series A preferred stock offering. The warrants were immediately exercisable at grant and expire two years after our initial public offering.

Bridge Loan Finder Warrant.  We issued a warrant to purchase shares of our Series B preferred stock at an exercise price of $18.00 per share in connection with a financing in 2006. The warrant was immediately exercisable at grant and expires five years after the date of issuance.

Remington Warrants.  We issued warrants to purchase shares of common stock at $8.00 and $6.00 per share, respectively, in each case subject to adjustment in the event that the Company, at its discretion, issues equity securities or convertible instruments with exercise prices lower than the exercise price of these warrants. The warrants were issued in connection with bridge financings in 2004 and 2005. The warrants were immediately exercisable at grant and expire in May 2008.

WTI-1 Warrant.  We issued a warrant to purchase shares of our Series A preferred stock at an exercise price of $6.00 per share in connection with an equipment financing arrangement in 2005. The warrant was immediately exercisable at grant and expires ten years after the date of issuance.

WTI-2 Warrants.  We issued warrants to purchase shares of our Series B preferred stock at an exercise price of $18.00 per share in connection with an equipment financing arrangement in 2006. The warrants were immediately exercisable at grant and expire ten years after the date of issuance.

Consultant Warrants.  We have granted warrants to purchase shares of our common stock at various times in the period 2004 through 2006. These warrants are issued to consultants who perform services for the Company, including services on our Advisory Board and our Clinical Investigational Advisory Board, and business advisory and professional legal services. These warrants are fully vested at issuance, exercisable for shares of common stock at prices ranging from $8.00 to $18.00 per share, and expire over a period of three to ten years after the date of issuance.

Litigation Settlement Warrants.  We issued warrants to purchase shares of our common stock in connection with the settlement of litigation. These warrants were immediately exercisable at grant and expire in December 2008.

ITEM 13.	Certain Relationships, Related Transactions, and Director Independence

Certain Relationships and Related Transactions

It is our policy that all employees, officers and directors must avoid any activity that is or has the appearance of conflicting with the interests of the Company. This policy is included in our Code of Business Conduct, which is administered by our Audit Committee. We conduct a review of all related party transactions for potential conflict of interest situations on an ongoing basis and all such transactions relating to executive officers and directors must be approved by the Audit Committee. The following details the Company’s transactions with related parties.

On November 7, 2006, we signed a loan agreement with Robert Burlingame, one of our directors, under which Mr. Burlingame advanced to us $4 million, and which accrues interest at an annual interest rate of 7%. Interest accrued during fiscal year 2007, but no principal or interest was paid during fiscal year 2007. All principal and accrued but unpaid interest under the loan agreement will become due and payable in full on November 10, 2007. The loan is secured by all of our assets, other than our intellectual property, but is subordinate to the security interest held by our secured lender. Brookstreet Securities Corporation, a placement agent, was paid a fee in the amount of $50,000 and granted a warrant to purchase 25,000 shares of our common stock at an exercise price of $18.00 per share in connection with this loan.

On November 7, 2006, the Company entered into a consulting agreement with Mr. Robert Burlingame, one of our directors who also provided the Company with the $4.0 million loan disclosed above. The director received warrants to purchase 75,000 shares of our common stock in connection with this agreement.

On October 1, 2005, the Company entered into a consulting agreement with White Moon Medical, Inc. and the agreement was automatically extended for a one-year period on October 1, 2006. Akihisa Akao, a member of the board of directors, is the sole stockholder of White Moon Medical, Inc. Under the terms of the agreement, Mr. Akao will be compensated for services provided outside his normal board duties. The Company paid and recorded expense related to this agreement in the amount of $146,000 in the fiscal year ended March 31, 2007.

Director Independence

Our board of directors has determined that Jay Birnbaum, Edward Brown, Richard Conley and Gregory French, each of whom currently serves as a member of the board is, and each of whom, except for Mr. Birnbaum, served as a member of the board in all or part of 2007, is an “independent director” within the meaning of Rule 4200 of the NASDAQ Stock Market. Mr. Alimi and Mr. Schutz are not independent because they are employed by the Company. Mr. Akao is not independent because he received in excess of $100,000 during 2007 in connection with consulting services provided to the Company; and Mr. Burlingame is not independent because he was compensated in the form of a warrant valued in excess of $100,000 in November 2006 for consulting services provided to the Company and he entered into a loan agreement under which he advanced $4 million to the Company. All of the nominees are members of the board standing for reelection as directors.

ITEM 14.	Principal Accounting Fees and Services

Marcum & Kliegman LLP has audited our financial statements since April 2006. Aggregate fees for professional services provided to us by Marcum & Kliegman LLP for the years ended March 31, 2007 and 2006, were as follows:

Services Provided	2007	2006(1)

Audit	289,000	229,000
Audit-Related	478,000	0

Total	767,000	229,000

Audit fees.  For the years ended March 31, 2007 and 2006, audit fees were for the audits of our financial statements.

Audit related fees.  For the year ended March 31, 2007, audit related fees included services provided in connection with our initial public offering, including review of quarterly financial information contained in our registration statement on Form S-1, work related to our S-8, comfort letters and consents, and review of our filings with the SEC.

(1)	Does not include fees paid to former auditor.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee approved the engagement of Marcum & Kliegman LLP to provide audit services. During the approval process, the Audit Committee considered the impact of the types of services and the related fees on the independence of the independent registered public accounting firm. The services and fees were deemed compatible with the maintenance of that firm’s independence, including compliance with rules and regulations of the SEC.

Throughout the year, the Audit Committee will review any revisions to the estimates of audit fees initially estimated for the engagement.

PART IV

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

(b) Exhibits

Exhibit Index

Exhibit
Number		Description

3	.1(i)*	Restated Certificate of Incorporation of Registrant.
3	.1(ii)	Form of Bylaws of Registrant (incorporated by reference to exhibit 3.8 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.1		Specimen Common Stock Certificate (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.2		Warrant to Purchase Series A Preferred Stock of Registrant by and between Registrant and Venture Lending & Leasing III, Inc., dated April 21, 2004 (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.3		Warrant to Purchase Series B Preferred Stock of Registrant by and between Registrant and Venture Lending & Leasing IV, Inc., dated June 14, 2006 (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.4		Form of Warrant to Purchase Common Stock of Registrant (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.5		Form of Warrant to Purchase Common Stock of Registrant (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.6		Amended and Restated Investors Rights Agreement, effective as of September 14, 2006 (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).

Exhibit
Number		Description

4.7		Form of Promissory Note issued to Venture Lending & Leasing III, Inc. (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.8		Form of Promissory Note (Equipment and Soft Cost Loans) issued to Venture Lending & Leasing IV, Inc. (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.9		Form of Promissory Note (Growth Capital Loans) issued to Venture Lending & Leasing IV, Inc. (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.10		Form of Promissory Note (Working Capital Loans) issued to Venture Lending & Leasing IV, Inc. (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.11		Form of Warrant to Purchase Common Stock of Registrant (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.12		Form of Warrant to Purchase Common Stock of Registrant (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.1		Form of Indemnification Agreement between Registrant and its officers and directors (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.2		1999 Stock Plan and related form stock option plan agreements (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.3		2000 Stock Plan and related form stock option plan agreements (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.4		2003 Stock Plan and related form stock option plan agreements (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.5		2004 Stock Plan and related form stock option plan agreements (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.6		Form of 2006 Stock Incentive Plan and related form stock option plan agreements (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10	.7*	2006 Stock Incentive Plan Notice of Stock Unit Award and Stock and Stock Unit Agreement issued to Robert Miller
10.8		Office Lease Agreement, dated October 26, 1999, between Registrant and RNM Lakeville, L.P. (incorporated by reference to exhibit 10.7 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.9		Amendment to Office Lease No. 1, dated September 15, 2000, between Registrant and RNM Lakeville L.P. (incorporated by reference to exhibit 10.8 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.10		Amendment to Office Lease No. 2, dated July 29, 2005, between Registrant and RNM Lakeville L.P. (incorporated by reference to exhibit 10.9 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.11		Amendment No. 3 to Lease, dated August 23, 2006, between Registrant and RNM Lakeville L.P. (incorporated by reference to exhibit 10.23 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).

Exhibit
Number		Description

10.12		Office Lease Agreement, dated May 15, 2005, between Oculus Technologies of Mexico, S.A. de C.V. and Antonio Sergio Arturo Fernandez Valenzuela (translated from Spanish) (incorporated by reference to exhibit 10.10 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.13		Office Lease Agreement, dated July 2003, between Oculus Innovative Sciences, B.V. and Artikona Holding B.V. (translated from Dutch) (incorporated by reference to exhibit 10.11 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.14		Loan and Security Agreement, dated March 25, 2004, between Registrant and Venture Lending & Leasing III, Inc. (incorporated by reference to exhibit 10.12 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.15		Loan and Security Agreement, dated June 14, 2006, between Registrant and Venture Lending & Leasing IV, Inc. (incorporated by reference to exhibit 10.13 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10	.16*	Amendment No. 1 to Supplement to Loan and Security Agreement, dated March 29, 2007, between Registrant and Venture Lending & Leasing IV, Inc.
10.17		Employment Agreement, dated January 1, 2004, between Registrant and Hojabr Alimi (incorporated by reference to exhibit 10.14 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.18		Employment Agreement, dated January 1, 2004, between Registrant and Jim Schutz (incorporated by reference to exhibit 10.15 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.19		Employment Agreement, dated June 1, 2004, between Registrant and Robert Miller (incorporated by reference to exhibit 10.16 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.20		Employment Agreement, dated June 1, 2005, between Registrant and Bruce Thornton (incorporated by reference to exhibit 10.17 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.21		Employment Agreement, dated June 10, 2006, between Registrant and Mike Wokasch (incorporated by reference to exhibit 10.19 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.22		Form of Director Agreement (incorporated by reference to exhibit 10.20 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.23		Consultant Agreement, dated October 1, 2005, by and between Registrant and White Moon Medical (incorporated by reference to exhibit 10.21 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.24		Leasing Agreement, dated May 5, 2006, made by and between Mr. Jose Alfonzo I. Orozco Perez and Oculus Technologies of Mexico, S.A. de C.V. (incorporated by reference to exhibit 10.22 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.25		Stock Purchase Agreement, dated June 16, 2005, between Registrant, Quimica Pasteur, S de R.L., Francisco Javier Orozco Gutierrez and Jorge Paulino Hermosillo Martin (incorporated by reference to exhibit 10.24 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.26		Framework Agreement, dated June 16, 2005, between Javier Orozco Gutierrez, Quimica Pasteur, S de R.L., Jorge Paulino Hermosillo Martin, Registrant and Oculus Technologies de Mexico, S.A. de C.V. (incorporated by reference to exhibit 10.25 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.27		Mercantile Consignment Agreement, dated June 16, 2005, between Oculus Technologies de Mexico, S.A. de C.V., Quimica Pasteur, S de R.L. and Francisco Javier Orozco Gutierrez (incorporated by reference to exhibit 10.26 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).

Exhibit
Number		Description

10.28		Partnership Interest Purchase Option Agreement, dated June 16, 2005, between Registrant and Javier Orozco Gutierrez (incorporated by reference to exhibit 10.27 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.29		Termination of Registrant and Oculus Technologies de Mexico, S.A. de C.V. Agreements with Quimica Pasteur, S de R.L. by Jorge Paulino Hermosillo Martin (translated from Spanish) (incorporated by reference to exhibit 10.28 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.30		Termination of Registrant and Oculus Technologies de Mexico, S.A. de C.V. Agreements with Quimica Pasteur, S de R.L. by Francisco Javier Orozco Gutierrez (translated from Spanish) (incorporated by reference to exhibit 10.29 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.31		Loan and Security Agreement, dated November 7, 2006, between Registrant and Robert Burlingame (incorporated by reference to exhibit 10.30 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.32		Non-Negotiable Secured Promissory Note, dated November 10, 2006, between Registrant and Robert Burlingame (incorporated by reference to exhibit 10.31 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10	.33*	Amendment No. 1 to Non-Negotiable Secured Promissory Note, dated March 29, 2007, between Registrant and Robert Burlingame.
10.34		Subordination Agreement, dated November 7, 2006, by and among Registrant, Robert Burlingame, Venture Lending & Leasing III, LLC, and Venture Lending & Leasing IV, LLC (incorporated by reference to exhibit 10.32 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10	.35*	Amendment No. 1 to Subordination Agreement, dated March 29, 2007, by and among Registrant, Robert Burlingame, Venture Lending & Leasing III, LLC, and Venture Lending & Leasing IV, LLC.
10.36		Consulting Agreement, effective November 9, 2006, by and between Registrant and Robert Burlingame (incorporated by reference to exhibit 10.33 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.37		Director Agreement, dated November 8, 2006, by and between Registrant and Robert Burlingame (incorporated by reference to exhibit 10.34 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10	.38†	Exclusive Marketing Agreement, dated December 5, 2005, by and between Registrant and Alkem Laboratories Ltd (incorporated by reference to exhibit 10.35 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.39		Settlement Agreement, effective September 21, 2006, by and among Registrant and Messrs. Jorge Ahumada Ayala and Fernando Ahumada Ayala (incorporated by reference to exhibit 10.36 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.40		Settlement Agreement, dated October 25, 2006, by and between Registrant and Mr. Kim Kelderman (incorporated by reference to exhibit 10.37 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
21	.1*	List of Subsidiaries.
23	.1*	Consent of Marcum & Kliegman LLP, independent registered public accounting firm.
24	.1*	Power of Attorney.
31	.1**	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2**	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number		Description

32	.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1250, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1250, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.

**	Filed herewith.

***	The material contained in Exhibits 32.1 and 32.2 shall not be deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation language contained in such filing, except to the extent that Registrant specifically incorporates it by reference.

†	Confidential treatment has been granted with respect to certain portions of this agreement.

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
Hojabr Alimi
President, Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Date: July 26, 2007

EXHIBIT INDEX

Exhibit
Number		Description

3	.1(i)*	Restated Certificate of Incorporation of Registrant.
3	.1(ii)	Form of Bylaws of Registrant (incorporated by reference to exhibit 3.8 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.1		Specimen Common Stock Certificate (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.2		Warrant to Purchase Series A Preferred Stock of Registrant by and between Registrant and Venture Lending & Leasing III, Inc., dated April 21, 2004 (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.3		Warrant to Purchase Series B Preferred Stock of Registrant by and between Registrant and Venture Lending & Leasing IV, Inc., dated June 14, 2006 (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.4		Form of Warrant to Purchase Common Stock of Registrant (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.5		Form of Warrant to Purchase Common Stock of Registrant (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.6		Amended and Restated Investors Rights Agreement, effective as of September 14, 2006 (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.7		Form of Promissory Note issued to Venture Lending & Leasing III, Inc. (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.8		Form of Promissory Note (Equipment and Soft Cost Loans) issued to Venture Lending & Leasing IV, Inc. (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.9		Form of Promissory Note (Growth Capital Loans) issued to Venture Lending & Leasing IV, Inc. (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.10		Form of Promissory Note (Working Capital Loans) issued to Venture Lending & Leasing IV, Inc. (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.11		Form of Warrant to Purchase Common Stock of Registrant (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.12		Form of Warrant to Purchase Common Stock of Registrant (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.1		Form of Indemnification Agreement between Registrant and its officers and directors (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.2		1999 Stock Plan and related form stock option plan agreements (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.3		2000 Stock Plan and related form stock option plan agreements (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).

Exhibit
Number		Description

10.4		2003 Stock Plan and related form stock option plan agreements (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.5		2004 Stock Plan and related form stock option plan agreements (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.6		Form of 2006 Stock Incentive Plan and related form stock option plan agreements (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10	.7*	2006 Stock Incentive Plan Notice of Stock Unit Award and Stock and Stock Unit Agreement issued to Robert Miller
10.8		Office Lease Agreement, dated October 26, 1999, between Registrant and RNM Lakeville, L.P. (incorporated by reference to exhibit 10.7 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.9		Amendment to Office Lease No. 1, dated September 15, 2000, between Registrant and RNM Lakeville L.P. (incorporated by reference to exhibit 10.8 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.10		Amendment to Office Lease No. 2, dated July 29, 2005, between Registrant and RNM Lakeville L.P. (incorporated by reference to exhibit 10.9 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.11		Amendment No. 3 to Lease, dated August 23, 2006, between Registrant and RNM Lakeville L.P. (incorporated by reference to exhibit 10.23 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.12		Office Lease Agreement, dated May 15, 2005, between Oculus Technologies of Mexico, S.A. de C.V. and Antonio Sergio Arturo Fernandez Valenzuela (translated from Spanish) (incorporated by reference to exhibit 10.10 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.13		Office Lease Agreement, dated July 2003, between Oculus Innovative Sciences, B.V. and Artikona Holding B.V. (translated from Dutch) (incorporated by reference to exhibit 10.11 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.14		Loan and Security Agreement, dated March 25, 2004, between Registrant and Venture Lending & Leasing III, Inc. (incorporated by reference to exhibit 10.12 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.15		Loan and Security Agreement, dated June 14, 2006, between Registrant and Venture Lending & Leasing IV, Inc. (incorporated by reference to exhibit 10.13 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10	.16*	Amendment No. 1 to Supplement to Loan and Security Agreement, dated March 29, 2007, between Registrant and Venture Lending & Leasing IV, Inc.
10.17		Employment Agreement, dated January 1, 2004, between Registrant and Hojabr Alimi (incorporated by reference to exhibit 10.14 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.18		Employment Agreement, dated January 1, 2004, between Registrant and Jim Schutz (incorporated by reference to exhibit 10.15 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.19		Employment Agreement, dated June 1, 2004, between Registrant and Robert Miller (incorporated by reference to exhibit 10.16 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.20		Employment Agreement, dated June 1, 2005, between Registrant and Bruce Thornton (incorporated by reference to exhibit 10.17 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.21		Employment Agreement, dated June 10, 2006, between Registrant and Mike Wokasch (incorporated by reference to exhibit 10.19 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).

Exhibit
Number		Description

10.22		Form of Director Agreement (incorporated by reference to exhibit 10.20 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.23		Consultant Agreement, dated October 1, 2005, by and between Registrant and White Moon Medical (incorporated by reference to exhibit 10.21 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.24		Leasing Agreement, dated May 5, 2006, made by and between Mr. Jose Alfonzo I. Orozco Perez and Oculus Technologies of Mexico, S.A. de C.V. (incorporated by reference to exhibit 10.22 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.25		Stock Purchase Agreement, dated June 16, 2005, between Registrant, Quimica Pasteur, S de R.L., Francisco Javier Orozco Gutierrez and Jorge Paulino Hermosillo Martin (incorporated by reference to exhibit 10.24 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.26		Framework Agreement, dated June 16, 2005, between Javier Orozco Gutierrez, Quimica Pasteur, S de R.L., Jorge Paulino Hermosillo Martin, Registrant and Oculus Technologies de Mexico, S.A. de C.V. (incorporated by reference to exhibit 10.25 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.27		Mercantile Consignment Agreement, dated June 16, 2005, between Oculus Technologies de Mexico, S.A. de C.V., Quimica Pasteur, S de R.L. and Francisco Javier Orozco Gutierrez (incorporated by reference to exhibit 10.26 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.28		Partnership Interest Purchase Option Agreement, dated June 16, 2005, between Registrant and Javier Orozco Gutierrez (incorporated by reference to exhibit 10.27 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.29		Termination of Registrant and Oculus Technologies de Mexico, S.A. de C.V. Agreements with Quimica Pasteur, S de R.L. by Jorge Paulino Hermosillo Martin (translated from Spanish) (incorporated by reference to exhibit 10.28 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.30		Termination of Registrant and Oculus Technologies de Mexico, S.A. de C.V. Agreements with Quimica Pasteur, S de R.L. by Francisco Javier Orozco Gutierrez (translated from Spanish) (incorporated by reference to exhibit 10.29 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.31		Loan and Security Agreement, dated November 7, 2006, between Registrant and Robert Burlingame (incorporated by reference to exhibit 10.30 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.32		Non-Negotiable Secured Promissory Note, dated November 10, 2006, between Registrant and Robert Burlingame (incorporated by reference to exhibit 10.31 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10	.33*	Amendment No. 1 to Non-Negotiable Secured Promissory Note, dated March 29, 2007, between Registrant and Robert Burlingame.
10.34		Subordination Agreement, dated November 7, 2006, by and among Registrant, Robert Burlingame, Venture Lending & Leasing III, LLC, and Venture Lending & Leasing IV, LLC (incorporated by reference to exhibit 10.32 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10	.35*	Amendment No. 1 to Subordination Agreement, dated March 29, 2007, by and among Registrant, Robert Burlingame, Venture Lending & Leasing III, LLC, and Venture Lending & Leasing IV, LLC.
10.36		Consulting Agreement, effective November 9, 2006, by and between Registrant and Robert Burlingame (incorporated by reference to exhibit 10.33 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.37		Director Agreement, dated November 8, 2006, by and between Registrant and Robert Burlingame (incorporated by reference to exhibit 10.34 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).

Exhibit
Number		Description

10	.38†	Exclusive Marketing Agreement, dated December 5, 2005, by and between Registrant and Alkem Laboratories Ltd (incorporated by reference to exhibit 10.35 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.39		Settlement Agreement, effective September 21, 2006, by and among Registrant and Messrs. Jorge Ahumada Ayala and Fernando Ahumada Ayala (incorporated by reference to exhibit 10.36 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.40		Settlement Agreement, dated October 25, 2006, by and between Registrant and Mr. Kim Kelderman (incorporated by reference to exhibit 10.37 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
21	.1*	List of Subsidiaries.
23	.1*	Consent of Marcum & Kliegman LLP, independent registered public accounting firm.
24	.1*	Power of Attorney.
31	.1**	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2**	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1250, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1250, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.

**	Filed herewith.

***	The material contained in Exhibits 32.1 and 32.2 shall not be deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation language contained in such filing, except to the extent that Registrant specifically incorporates it by reference.

†	Confidential treatment has been granted with respect to certain portions of this agreement.