Form 10-Q
period 2007-06-30
Oculus Innovative Sciences, Inc.
filed 2007-08-14
CIK 1367083

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number 001-33216
OCULUS INNOVATIVE SCIENCES, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	68-0423298 (I.R.S Employer Identification No.)
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2007 the number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, was 11,884,994.

OCULUS INNOVATIVE SCIENCES, INC.
Index

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
PART I: FINANCIAL INFORMATION
Item 1. Financial Statements

	June 30,	March 31,
	2007	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,850	$19,050
Restricted cash	2,008	2,000
Accounts receivable, net	1,296	1,364
Inventories	281	282
Prepaid expenses and other current assets	1,137	1,172

Total current assets	17,572	23,868
Property and equipment, net	2,235	2,207
Restricted cash	50	49
Debt issue costs, net	680	826

Total assets	$20,537	$26,950

LIABILITIES

Current liabilities:
Accounts payable	$1,814	$2,551
Accrued expenses and other current liabilities	1,209	1,421
Current portion of long-term debt	5,895	6,045
Current portion of capital lease obligations	17	17

Total current liabilities	8,935	10,034
Long-term debt, less current portion	1,634	1,990
Capital lease obligations, less current portion	20	25
Deferred revenue	350	—

Total liabilities	10,939	12,049

Commitments and Contingencies
Stockholders’ Equity
Common stock, $0.0001 par value; 100,000,000 shares authorized, 11,844,411 shares issued and outstanding at June 30, 2007 (unaudited) and March 31, 2007	1	1
Additional paid-in capital	85,961	85,751
Accumulated other comprehensive loss	(859)	(364)
Accumulated deficit	(75,505)	(70,487)

Total stockholders’ equity	9,598	14,901

Total liabilities and stockholders’ equity	$20,537	$26,950

See accompanying notes

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(unaudited)

	Three months ended June
	30,
	2007	2006
Revenues
Product	$632	$904
Service	234	174

Total revenues	866	1,078

Cost of revenues
Product	376	504
Service	241	201

Total cost of revenues	617	705

Gross profit	249	373

Operating expenses
Research and development	2,207	767
Selling, general and administrative	3,458	3,646

Total operating expenses	5,665	4,413

Loss from operations	(5,416)	(4,040)

Interest expense	(339)	(39)
Interest income	206	58
Other income (expense), net	531	(276)

Net loss	(5,018)	(4,297)
Preferred stock dividends	—	(121)

Net loss available to common stockholders	$(5,018)	$(4,418)

Net loss per common share: basic and diluted	$(0.42)	$(1.05)

Weighted-average number of shares used in per common share calculations:
Basic and diluted	11,844	4,220

Other comprehensive loss, net of tax
Net loss	$(5,018)	$(4,418)
Foreign currency translation adjustments	(495)	214

Comprehensive loss	$(5,513)	$(4,204)

See accompanying notes

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity
(In thousands, except share amounts)
(unaudited)

				Accum-
				Lated
				Other
	Common Stock ($0.0001)		Additional	Compre-	Accum-
	Par Value		Paid in	Hensive	ulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance, April 1, 2007	11,844,411	$1	$85,751	$(364)	$(70,487)	$14,901
Amortization of stock-based compensation	—	—	38	—	—	38
Non-employee stock-based compensation	—	—	5	—	—	5
Fair value adjustment related to common stock warrants with service conditions	—	—	46	—	—	46
Employee stock-based compensation expense recognized under SFAS No. 123R, net of forfeitures	—	—	121	—	—	121
Translation adjustment	—	—	—	(495)	—	(495)
Net loss	—	—	—	—	(5,018)	(5,018)

Balance, June 30, 2007	11,844,411	$1	$85,961	$(859)	$(75,505)	$9,598

See accompanying notes

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	June 30,
	2007	2006
Cash flows from operating activities
Net loss from operations	$(5,018)	$(4,297)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	167	161
Stock-based compensation	210	124
Non-cash interest expense	146	17
Unrealized foreign exchange gain	(528)	—
Changes in operating assets and liabilities:
Accounts receivable	96	(382)
Inventories	5	(35)
Prepaid expenses and other current assets	42	71
Accounts payable	(743)	(709)
Accrued expenses and other liabilities	132	259

Net cash used in operating activities	(5,491)	(4,791)

Cash flows from investing activities:
Purchases of property and equipment	(100)	(272)
Increase in restricted cash	(8)	—

Net cash used in investing activities	(108)	(272)

Cash flows from financing activities:
Deferred offering costs	—	(531)
Proceeds from issuances of long-term debt	—	4,250
Principal payments on debt	(582)	(195)
Payments on capital lease obligations	(5)	(4)

Net cash provided by (used in) financing activities	(587)	3,520
Effect of exchange rate on cash and cash equivalents	(14)	229

Net decrease in cash and cash equivalents	(6,200)	(1,314)
Cash and equivalents, beginning of period	19,050	7,448

Cash and equivalents, end of period	$12,850	$6,134

Supplemental disclosure of cash flow information:
Cash paid for interest	$275	$19

Fair value of warrants issued with line of credit	$—	$1,046

Financed equipment	$76	$—

See accompanying notes

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 1. Organization and Summary of Significant Accounting Policies
Organization
     Oculus Innovative Sciences, Inc. (the “Company”) was incorporated under the laws of the State of California in April 1999 and was reincorporated under the laws of the State of Delaware in December 2006. The Company’s principal office is located in Petaluma, California. The Company develops, manufactures and markets a family of products intended to prevent and eliminate infection in acute and chronic wounds. The Company’s platform technology, Microcyn, is a non-irritating, proprietary oxychlorine compound that is designed to eliminate a wide range of bacteria, viruses, fungi and spores without promoting the development of resistant strains of pathogens. The Company conducts its business worldwide, with significant operating subsidiaries in Europe and Mexico.
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements as of June 30, 2007 and for the three months then ended have been prepared on the same basis as the annual audited consolidated financial statements. The unaudited condensed consolidated balance sheet as of June 30, 2007, condensed consolidated statements of operations for the three months ended June 30, 2007 and 2006, condensed consolidated statement of stockholders’ equity for the three months ended June 30, 2007 and condensed consolidated statements of cash flows for the three months ended June 30, 2007 and 2006 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three months ended June 30, 2007 are not necessarily indicative of results to be expected for the year ending March 31, 2008 or for any future interim period. The condensed consolidated balance sheet at March 31, 2007 has been derived from audited consolidated financial statements. However, it does not include all of the information and notes required by accounting principles generally accepted in the United States for complete consolidated financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K/A, which was filed with the Securities and Exchange Commission on July 27, 2007.
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
     The Company applies the revenue recognition principles set forth in Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) 104 “Revenue Recognition” with respect to all of its revenue. Accordingly, the Company records revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectability of the sale is reasonably assured.
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

     The selling prices of all goods that the Company sells are fixed, and agreed to with the customer, prior to shipment. Selling prices are generally based on established list prices. The Company does not customarily permit its customers to return any of its products for monetary refunds or credit against completed or future sales. The Company, from time to time, may replace expired goods on a discretionary basis. During the three months ended June 30, 2007, the Company recorded a $28,000 estimated allowance for future sales returns.
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
     The Company has entered into licensing agreements that generally provide for non-refundable license fees and/or milestone payments. The licensing agreements typically require a non-refundable license fee and allow licensees to sell our proprietary products in a defined territory for a specified period of time. A milestone payment is a payment made by a licensee to us upon achievement of a pre-determined event, as defined in the applicable agreement. Non-refundable license fees and milestone payments are initially reported as deferred revenue. They are recognized as revenue over the remaining contractual term using the straight-line method or until the agreement is terminated. No milestone revenue is recognized until the Company has completed the required milestone-related services as set forth in licensing agreements.
     Revenue from consulting contracts is recognized as services are provided. Revenue from testing contracts is recognized as tests are completed and a final report is sent to the customer.
Stock-Based Compensation
     On April 1, 2006, the Company adopted the prospective method with respect to accounting for its transition to Statement of Financial Accounting Standard (“SFAS”) No. 123(R) “Share Based Payment” (“SFAS 123(R)”). Accordingly, the Company recognized in salaries and related expense in the condensed consolidated statement of operations $38,000 and $52,000 of stock-based compensation expense during the three months ended June 30, 2007 and 2006, respectively, which represents the intrinsic value amortization of options granted prior to April 1, 2006 that the Company is continuing to account for using the recognition and measurement principles prescribed under APB 25. The Company also recognized in salaries and related expense in the condensed consolidated statement of operations $121,000 of stock-based compensation expense during the three months ended June 30, 2007 which represents the amortization of the fair value of options granted subsequent to adoption of SFAS 123(R).
Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. See Note 7 for further discussion of the impact of adoption of this pronouncement on April 1, 2007.

     In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159, which includes an amendment to Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, permits entities the option to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of determining the impact that SFAS 159 will have on its financial condition, results of operations and cash flows.
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
     The following securities were excluded from basic and diluted net loss per share calculation because their inclusion would be anti-dilutive (in thousands):

	Three Months Ended
	June 30,
	2007	2006
Anti-dilutive securities not included in basic and diluted net loss per share
Options to purchase common stock	2,499	1,955
Restricted stock units	60	—
Warrants to purchase common stock	1,369	858
Convertible preferred stock (as if converted)	—	3,984
Warrants to purchase convertible preferred stock (as if converted)	—	89

	3,928	6,886

     As described in Note 9, on August 13, 2007 the Company closed a private placement of 1,262,500 shares of its common stock and warrants to purchase 416,625 shares of common stock.
Common Stock Purchase Warrants and Other Derivative Financial Instruments
     The Company accounts for the issuance of common stock purchase warrants issued and other free standing derivative financial instruments in accordance with the provisions of Emerging Issues Task Force Issue (“EITF”) 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). Based on the provisions of EITF 00-19, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).
     The Company completed a classification assessment of all of its freestanding derivative financial instruments as of June 30, 2007 and determined that such instruments meet the criteria for equity classification in accordance with EITF 00-19.
Note 2. Liquidity and Financial Condition
     The Company incurred a net loss of $5,018,000 for the three months ended June 30, 2007. At June 30, 2007 the Company’s accumulated deficit amounted to $75,505,000. In the three months ended June 30, 2007, net cash used in operating activities amounted to $5,491,000.
     The Company currently anticipates that its cash, cash equivalents, and restricted cash balances, together with revenues it expects to generate and interest it expects to earn on invested funds will be sufficient to meet its anticipated cash requirements through at least July 1, 2008. The Company also expects to continue incurring losses for the foreseeable future and must raise substantial additional capital during the year ending March 31, 2008 to pursue its product development initiatives, fund clinical trials and penetrate markets for the sale of its products. The Company is currently planning to commence Phase 3 clinical trials of its Microcyn products. Management considers the execution and eventual completion of these trials to be a critical milestone in the development of the business. These clinical trials are likely to be lengthy and expensive and cannot be completed unless the Company raises capital in addition to the private placement described below. These clinical trials must also be completed in order for the Company to commercialize Microcyn as a drug product in the United States.
     As described in Note 9, on August 8, 2007, the Company entered into definitive agreements with institutional and other accredited investors for the private placement of up to 1,262,500 shares of its common stock at a purchase price of $8.00 per share, and warrants to purchase an aggregate of 416,625 shares of common stock at an exercise price of $9.50 per share for gross proceeds of $10.1 million and net proceeds of $9.3 million (after the agents commissions and expenses). The Company expects to use the proceeds of this transaction to fund clinical trials and related research; to fund expansion of our laboratory and clinical facilities; and for unspecified working capital needs. The Company expects to use approximately $700,000 to make normal recurring payments on outstanding debt.
     Additionally, pursuant to Amendment No. 1 to the Burlingame loan agreement (Note 3), as a result of this transaction the Company will be required to promptly repay the $4.0 million outstanding note balance and interest. This note was originally scheduled to be repaid on November 7, 2007, but will now be repaid in August 2007 out of existing cash reserves.
     Management believes that the Company has access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means; however, the Company has not secured any commitment for new financing at this time nor can it provide any assurance that new financing will be available on commercially acceptable terms, if at all. If the Company is unable to secure additional capital, it will be required to curtail its research and development initiatives, delay clinical trials and take additional measures to reduce costs in order to conserve its cash. These measures could cause significant delays in the Company’s efforts to commercialize its products in the United States, which is critical to the realization of its business plan and the future operations of the Company.
Note 3. Balance Sheet
Inventories
     Inventories consisted of the following (in thousands):

June 30,
2007
(unaudited)
Raw materials	$283
Finished goods	104

387

Less: inventory allowances	(106)

$281

Notes Payable
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
     In connection with the borrowings under this facility, the Company also issued to the lender warrants to purchase up to 71,521 shares of its common stock. The aggregate fair value of all warrants issued to the lender under this arrangement amounts to $1,046,000. This amount was recorded as debt issue costs in the June 30, 2007 condensed consolidated balance sheet and is being amortized as interest expense over the term of the credit facility of 30 to 33 months.
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
     In connection with these notes, for the three months ended June 30, 2007, the Company made $358,000 of principal payments, $100,000 of interest payments and recorded $105,000 of non-cash interest expense related to the amortization of debt issue costs. The aggregate remaining principal balance under this facility amounted to $2,972,000, including $1,548,000 in the current portion of long term debt in the accompanying condensed consolidated balance sheet at June 30, 2007. As of March 31, 2007, the Company no longer had the ability to draw additional funds on the various lines.
     On March 29, 2007, the Company entered into Amendment No. 1 to the loan agreement described above. Pursuant to the amendment the lender and the Company agreed that the security interest in the Company’s intellectual property would be removed and the lender’s security interest in the Company’s assets would not include the Company’s intellectual property unless and until the Company’s cash and cash equivalents fall below 600% of the Company’s average monthly expenses less non-cash charges. At March 31, 2007, the Company’s cash and cash equivalents position was in excess of 600% of its average monthly expenses and therefore the lender had no security interest in the Company’s intellectual property. At June 30, 2007, the Company’s cash and cash equivalents position was in not in excess of 600% of its average monthly expenses and therefore the lender has a security interest in the Company’s intellectual property. On an ongoing basis, the Company will periodically review and assess whether the security interest in the Company’s intellectual property should be released or remain in effect. The Company’s intellectual property is used only as collateral and remains in the Company’s control unless the lender takes action after an event of default by the Company under the loan agreements.
     From July 1, 2006 to March 25, 2007, the Company financed insurance premiums in the aggregate amount of $805,000 with interest rates ranging from 7.0% to 9.7% per annum. The Company made principal payments of $192,000 and interest payments of $11,000 during the three months ended June 30, 2007. The remaining balance on these financings amounted to $288,000 at June 30, 2007, and is included in the current portion of long-term debt in the accompanying condensed consolidated balance sheet. On July 3, 2007, the Company paid all outstanding principal and interest under these financings.
     On November 7, 2006, the Company signed a loan agreement with Robert Burlingame, one of the Company’s directors, in the amount of $4,000,000, which was funded on November 10, 2006 and which accrues interest at an annual rate of 7%. Concurrently, Mr. Burlingame became a consultant to the Company under a two-year consulting agreement, and was appointed to fill a vacancy on the Company’s Board of Directors. After the closure of the private placement of the Company’s common stock described in Note 3, the Company became obligated to promptly repay outstanding amounts under the loan agreement. The Company intends to pay $2 million under the loan agreement on August 15, 2007, and the remaining $2 million and accrued interest on August 31, 2007 (Note 3). The loan is secured by all assets of the Company, other than intellectual property, and is subordinate to the security interest held by the Company’s secured lender. At the time the principal was advanced to the Company, Brookstreet, who acted as the agent in this transaction, was paid a fee of $50,000 and was granted a warrant to purchase 25,000 shares of the Company’s common stock at an exercise price of $18.00 per share. The aggregate fair value of all warrants issued to the agent under this arrangement amounts to $105,000. This amount in addition to the $50,000 cash payment was recorded as debt issue costs in the June 30, 2007 condensed consolidated balance sheet and is being amortized as interest expense over the term of the credit facility. During the three months ended June 30, 2007, the Company recorded $39,000 of non-cash interest expense related to the amortization of the debt issue costs and paid $158,000 of interest expense related to this note of which $109,000 was accrued at March 31, 2007. For the three months ended June 30, 2007, interest expense for this note was $73,000. The $4,000,000 loan is included in the current portion of long-term debt in the accompanying condensed consolidated balance sheet at June 30, 2007.
     On March 29, 2007, the Company entered into Amendment No. 1 to the loan agreement described above. Pursuant to the Amendment, the Company will make monthly interest payments on the $4,000,000 principal of the original promissory note and deposited $2,000,000 into a segregated interest-bearing account. Under a second Amendment No. 2 to the loan agreement, Mr. Burlingame has been granted sole signatory rights on this account but may not make any draws on the account until the loan obligation matures. The Company also agreed to deposit an additional $2,000,000 into this account if its cash and cash equivalents drop below $10,000,000 (including the amounts in this account). The Company may withdraw accrued interest from this account at any time, but has agreed not to withdraw principal amounts from this account without the prior consent of Mr. Burlingame. The Company has agreed that if it receives unrestricted funds from the issuance of debt, or equity funding, in excess of $500,000 prior to November 7, 2007, it will pay such amounts to Mr. Burlingame to reduce the amounts owing under these notes.
     On April 12, 2007, the Company entered into a note agreement to purchase an automobile for $75,800 with interest at the rate of 7.75 % percent per annum. This note is payable in monthly installments of $1,500 through April 2012. The Company made principal payments of $1,800 and interest payments of $1,200 during the three months ended June 30, 2007. The remaining balance of this note amounted to $74,000 at June 30, 2007, including $13,000 in the current portion of long-term debt in the accompanying condensed consolidated balance sheet.
Note 4. Commitments and Contingencies
Legal Matters
     In November 2005, the Company identified a possible criminal misappropriation of its technology in Mexico, and we notified the Mexican Attorney General’s office. The Company believes the Mexican Attorney General is currently conducting an investigation.
     On March 14, 2006, the Company filed suit in the U.S. District Court for the Northern District of California against Nofil Corporation and Naoshi Kono, Chief Executive Officer of Nofil, for breach of contract, misappropriation of trade secrets and trademark infringement. The Company believes that Nofil Corporation violated key terms of both an exclusive purchase agreement and non-disclosure agreement by contacting and working with a potential competitor in Mexico. In the complaint, the Company seeks damages of $3,500,000 and immediate injunctive relief. On February 13, 2007, the Company received the defendant’s answer and cross-complaint. The cross-complaint, which alleges fraudulent inducement to enter contracts, breach of non-disclosure contract, trade secret misappropriation, conversion and violation under civil RICO statutes by the Company, seeks damages in excess of $4,500,000. The Company believes that the cross-complaint, and allegations therein, are without merit. Since the cross-complaint was filed, their counsel has withdrawn and defendants have failed to take any action to prosecute their claims. The Company plans to file a motion to dismiss the cross-complaint in its entirely within the next thirty days. The Company will also file a motion for summary judgment seeking a pre-trial ruling granting all of the affirmative relief requested in its complaint. If successful, this will result in a judgment against defendants and the trial date, currently November 17, 2007, will be vacated. While it is not possible to predict the outcome of this matter with certainty, Oculus believes that it is unlikely that this matter will result in a material loss or have a material adverse effect on the Company’s financial condition or operations.
     The Company is currently in discussions regarding two trademark matters in Mexico. The Company settled on e matter in August 2006, asserting confusion in trademarks with respect to the Company’s use of the name Microcyn60 in Mexico. The Company settled on of the trademark matters in August 2006. Although the Company believes that the nature and intended use of its products are different from those with the similar names, it has agreed with one of the parties to stop using the name Microcyn60 by September 2007. Although one plaintiff referred the matter to the Mexico Trademark Office, the Company is not aware of a claim for monetary damages. The Company is in discussions with the other party and believes that the name change will satisfy an assertion of confusion; however, Company management believes that the Company could incur a possible loss of approximately $100,000 for the use of the name Microcyn60 during the twelve month period following the date of settlement.
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

Recent Commercial Agreements
     On May 8, 2007, the Company entered into a five year agreement with a customer in China granting the customer an exclusive right to sell the Company’s products into a specified region. The customer is required to maintain minimum levels of purchases of the Company’s products in order to maintain exclusivity. The customer made a non-refundable up-front payment of $350,000 to the Company in consideration for the exclusive right to sell the Company’s products. The Company recorded the $350,000 as non-current deferred revenue in the accompanying condensed consolidated balance sheet at June 30, 2007. Once product shipments commence to the customer, the Company will amortize the deferred revenue balance over the remaining term of the contract.
     On June 11, 2007, the Company entered into a ten year agreement with a customer in United States granting the customer an exclusive right to sell the Company’s products. Subject to obtaining necessary regulatory approvals, the customer is required to maintain minimum levels of purchases of the Company’s products in order to maintain exclusivity. The customer made a $150,000 refundable payment to the Company at the execution of the agreement. The payment is fully refundable in the event the Company does not meet certain deliverables requirements. The Company recorded the $150,000 as a customer deposit in accrued liabilities in the accompanying condensed consolidated balance sheet at June 30, 2007. In addition, the customer has agreed to pay an additional non-refundable payment of $125,000 if additional deliverables are met. Once product shipments commence to the customer, the up-front payments will be amortized over the remaining life of the contract.
Employment Agreements
     The Company has entered into employment agreements with five of its key executives. The agreements provide, among other things, for the payment of aggregate annual salaries of approximately $1,065,000 and twelve to twenty four months of severance compensation for terminations under certain circumstances. Aggregate potential severance compensation amounted to $1,492,500 at June 30, 2007. Additionally, during the three months ended June 30, 2007, the Company added an additional member to the executive team who will receive an annual salary of $242,000. The Company has not undertaken severance payment obligations with respect to this employee.
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
Note 5. Stockholders’ Equity
Common Stock and Common Stock Purchase Warrants Issued to Non-Employees for Services
     During the three months ended June 30, 2007 and 2006, the Company recorded $46,000 and $26,000, respectively, for the adjusted fair value of warrants with service conditions issued in prior periods. In April 2007, the Company accelerated the vesting of the outstanding warrants and extended the exercise period to two years. The non-vested portion of the warrants were adjusted to fair value at the time of acceleration using the Black Scholes pricing model and the following weighted average assumptions: Fair value of the underlying stock $5.92; risk-free interest rate 4.87% percent; contractual life of 2 years; dividend yield of 0.00%; and volatility of 70.00%.
Note 6. Stock-Based Compensation
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
     The Company recognized in salaries and related expense in the condensed consolidated statements of operations $38,000 and $52,000 of stock-based compensation expense during the three months ended June 30, 2007 and 2006, respectively, which represents the intrinsic value amortization of options granted prior to April 1, 2006 that the Company is continuing to account for using the recognition and measurement principles prescribed under APB 25. At June 30, 2007, there was $304,000 of unrecognized compensation cost related to options that the Company accounted for under APB 25 through March 31, 2006. These costs are expected to be recognized over a weighted average amortization period of 3.28 years.
Stock-Based Compensation After Adoption of SFAS 123(R)
     As described in Note 1, effective April 1, 2006, the Company adopted SFAS No. 123(R) using the prospective transition method, which requires the measurement and recognition of compensation expense for all share-based payment awards granted, modified and settled to the Company’s employees and directors after April 1, 2006. The Company’s condensed consolidated financial statements as of June 30, 2007 and for the three months ended June 30, 2007 reflect the impact of SFAS No. 123(R). In accordance with the prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).
     The effect of the change of recording stock-based compensation expense from the original provisions of APB No. 25 to the provisions of SFAS No. 123(R) is as follows (in thousands, except per share amounts):

Three Months
Ended
June 30, 2007
Research and development	$34
Selling, general and administrative	87

Total stock-based compensation	$121

Effect on basic and diluted net loss per common share share	$0.01

     No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options. The implementation of SFAS No. 123(R) did not have an impact on cash flows from financing activities during the three months ended June 30, 2007.
     The Company estimated the fair value of employee stock awards using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options was estimated using the following weighted-average assumptions (unaudited):

Three Months
Ended
June 30, 2007
Expected life	5.39 years
Risk-free interest rate	4.94%
Dividend yield	0.00%
Volatility	70%
     The estimated expected life of stock options represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by SAB 107 for “plain vanilla” options. The Company used this approach as it did not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. The expected stock price volatility for the Company’s stock options for the three months ended June 30, 2007 was determined by examining the historical volatilities for industry peers and using an average of the historical volatilities of the Company’s industry peers as the Company did not have any trading history for its common stock. The Company will continue to analyze the historical stock price volatility and expected term assumption as more historical data for the Company’s common stock becomes available. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.
     In addition, SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. Prior to the adoption of SFAS No. 123(R), the Company accounted for forfeitures as they occurred.

     A summary of all option activity as of June 30, 2007 and changes during the three months then ended is presented below (unaudited):

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
	Shares	Exercise	Contractual	Value
Options	(000)	Price	Term	($000)
Outstanding at April 1, 2007	2,020	$4.91
Granted (unaudited)	539	7.21
Forfeited or expired (unaudited)	(60)	3.00

Outstanding at June 30, 2007 (unaudited)	2,499	$5.45	7.02	$8,585

Exercisable at June 30, 2007 (unaudited)	1,408	$3.23	5.63	$7,517

     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock ($8.16) for stock options that are in-the-money as of June 30, 2007.
     During the three months ended June 30, 2007, the Company granted stock options to employees with a weighted-average grant date fair value of $7.21 per share. At June 30, 2007, there was unrecognized compensation costs of $3,426,000 related to these stock options. The cost is expected to be recognized over a weighted-average amortization period of 3.70 years.
     During the three months ended June 30, 2007, the Company modified a stock option grant to its Chief Financial Officer. The Company cancelled the original stock option grant to purchase 60,000 shares of the Company’s common stock and replaced the grant with a restricted stock grant with similar terms to the original grant. The modification of this award did not result in incremental fair value or an additional charge to Company’s condensed consolidated statements of operations.
     The Company issues new shares of common stock upon exercise of stock options.
     As provided under the 2006 Plan, the aggregate number of shares authorized for issuance as awards under the 2006 Plan automatically increased on April 1, 2007 by 592,220 shares (which number constitutes 5% of the 11,844,411 outstanding shares on the last day of the fiscal year ended March 31, 2007). Remaining shares authorized for issuance from the 2006 Plan at June 30, 2007 is 1,167,719.
Non-Employee Options
     The Company believes that the fair value of the stock options issued to non-employees is more reliably measurable than the fair value of the services received. The fair value of the stock options granted was calculated using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Three Months Ended
	June 30,
	2007	2006
Estimated life	2.60 years	8.61 yrs
Risk-free interest rate	4.67%	5.13%
Dividend yield	0.00%	0.00%
Volatility	70%	70%
     Stock-based compensation expense will fluctuate as the fair market value of the common stock fluctuates. During the three months ended June 30, 2007, the Company accelerated the vesting of certain non-employee stock options and reduced the expiration term of the options to 2 years. During the three months ended June 30, 2007 and

2006, the Company recorded $4,600 and $3,000 of stock-based compensation expense related to non-employees, respectively.
Note 7. Income Taxes
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which became effective for the Company beginning January 1, 2007. FIN 48 addresses how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the tax benefit from an uncertain tax position can be recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The adoption of FIN 48 had no impact on the Company’s financial condition, results of operations or cash flows.
     Utilization of the NOL carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future as provided in Section 382 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than fifty percentage points over a three-year period. Since its formation, the Company has raised capital through the issuance of capital stock which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition.
     The Company has initiated a study to assess whether a change in control has occurred or whether there have been multiple changes of control since the Company’s formation. If the Company has experienced a change of control at any time since its formation, utilization of NOL or R&D tax credit carryforwards would be subject to an annual limitation under Section 382. This annual limitation is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and could then be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D tax credit carryforwards before utilization. Until the study is completed and any limitation known, no amounts are being presented as an uncertain tax position. Interest and penalties related to uncertain tax positions will be reflected in income tax expense. As of June 30, 2007, the Company had not recorded any tax penalties or interest in its condensed consolidated financial statements. All tax years since the Company’s inception remain subject to future examination by the major tax jurisdictions in which it is subject to tax.
Note 8. Segment and Geographic Information
     The Company is organized primarily on the basis of operating units which are segregated by geography.
     The following tables present information about reportable segments (in thousands):

Three months ended June 30, 2007:	U.S	Europe	Mexico	Total
Product revenues	$38	$68	$526	$632
Service revenues	234	—	—	234

Total revenues	272	68	526	866
Depreciation and amortization expense	93	56	18	167
Loss from operations	(4,425)	(563)	(428)	(5,416)
Interest expense	(339)	—	—	(339)
Interest income	206	—	—	206

Three months ended June 30, 2006:	U.S	Europe	Mexico	Total
Product revenues	$29	$280	595	904
Service revenues	174	—	—	174

Total revenues	203	280	595	1,078
Depreciation and amortization expense	93	45	23	161
Loss from operations	(2,598)	(620)	(822)	(4,040)
Interest expense	(39)	—	—	(39)
Interest income	58	—	—	58

     For the three months ended June 30, 2006, sales to a customer in India were $121,000. These sales are reported as part of the Europe segment.
     The following table shows property and equipment balances by segment (in thousands):

June 30,
2007
U.S.	$1,031
Europe	805
Mexico	399

$2,235

     The following table shows total asset balances by segment (in thousands):

June 30,
2007
U.S.	$17,063
Europe	1,533
Mexico	1,941

$20,537

Note 9. Subsequent Events
Private Placement of Company’s Common Stock
     On July 26, 2007, the Company entered into an agreement with Rodman & Renshaw to serve as the exclusive placement agent for a private placement of the Company’s common stock. The Company agreed to pay a fee equal to 7% of the aggregate purchase price paid by each purchaser of securities that are placed in the offering and up to $25,000 for travel and legal expenses related to the offering.
     On August 7, 2007, the Company entered into definitive agreements with institutional and other accredited investors for the private placement of 1,262,500 shares of its common stock at a purchase price of $8.00 per share, and warrants to purchase an aggregate of 416,625 shares of common stock at an exercise price of $9.50 per share, subject to adjustment as provided in the warrant, for gross proceeds of $10.1 million and proceeds of $9.3 million net of agent commissions and offering expenses. The warrants become exercisable on February 10, 2008 and remain exercisable for a period of five years from that date. The warrants are subject to weighted average anti-dilution protection. The Company will account for the warrants in accordance with the provisions of EITF 00-19.
     Under the terms of a Registration Rights Agreement, the Company agreed to register with the Securities & Exchange Commission for resale the shares of common stock, as well as the common stock underlying the warrants within 90 days after the closing of the offering or, if the registration statement is reviewed, within 120 days of the offering. Failure to timely file the registration statement or to have the registration statement become effective will result in an obligation of the Company to pay to investors liquidated damages of up to 15% of the purchase price for the shares (but not the common stock underlying the warrants) not timely registered.
     In addition, the Company agreed to pay a financial advisor, $75,000 as an advisory fee in connection with this private placement.

Repayment of Loan Agreement with Robert Burlingame
     Pursuant to Amendment No. 1 to the loan agreement with Robert Burlingame described in Note 3, after closure of a private placement of the Company’s common stock with proceeds in excess of $500,000, the Company is required to promptly repay the $4 million outstanding note and interest balances. The Company intends to repay Robert Burlingame $2.0 million on August 15, 2007 and the remaining $2.0 million and interest on August 31, 2007 (Note 3).
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as of June 30, 2007 and our audited consolidated financial statements for the year ended March 31, 2007 included in our 10K/A, which was with the Securities and Exchange Commission on July 27, 2007.
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
     In the second quarter of 2007, we initiated a Phase II randomized clinical trial, which is designed to evaluate the effectiveness of Microcyn in mildly infected diabetic foot ulcers with endpoints of resolution of all symptoms of inflammation, or clinical cure, and improvement in signs and symptoms of infection supported by microbiological response as described in FDA guidelines. We are using more than 15 clinical sites with a target of enrolling 60 patients in three arms using Microcyn alone, Microcyn plus an oral antibiotic and saline plus an oral antibiotic. We expect to announce the results of our Phase II trial in autumn of 2007. A well known contract research organization is coordinating, monitoring and documenting results of this trial. Following the completion of this trial, and a review meeting with the FDA, we intend to initiate two Phase III trials. We anticipate that patient enrollment for Phase III trials will start in early 2008, and the trials will last about 12 to 18 months. These Phase II and Phase III clinical trials are intended to provide the clinical basis for submission to the FDA of a new drug application, or NDA, for the treatment of infected diabetic foot ulcers. In the event that we obtain drug approval from the FDA, we may seek clearance for treatment of other types of wounds. We are currently pursuing strategic partnerships to assess potential applications for Microcyn in several other markets, including respiratory, ophthalmology, dermatology, dental and veterinary markets, and FDA or other governmental approvals may be required for any potential new products or new indications. We have reduced expenses in our international operations in order to focus our resources on our U.S. clinical trials.
     We currently make Microcyn available under our 510(k) clearances in the United States primarily through our website, one national distributor and several regional distributors. We plan for a more aggressive commercialization and product launch in the event we obtain drug approval from the FDA. Most of our current marketing efforts in the United States are designed to build brand awareness. In Europe, we sell Microcyn through exclusive distribution agreements with distributors, all of which, we believe, are experienced suppliers to hospitals, supported by a distributor coordinator. We are seeking a significant distribution partner to sell the product in Europe into the wound care market. Also, we have a distribution agreement with a private company in Europe that distributes Microcyn in Europe to salons for cleaning hands and feet during treatment. In Mexico, we sell Microcyn through a network of distributors and through a contract sales force, including salespeople, nurses and clinical support staff. In India we sell through Alkem, the 6th largest pharmaceutical company in India. This year is the first full year of the product launch of Microcyn in India. In China, we recently signed a distribution agreement with China Bao Tai, which intends to distribute Microcyn to hospitals, doctors and clinics through Sinopharm, the largest pharmaceutical company in China, and to retail pharmacies through Lianhua Supermarkets after required regulatory approval in China is obtained.
Financial Operations Overview
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-Q. Words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Quarterly Report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Quarterly Report on Form 10-Q. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations. Readers are urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, including without limitation the condensed consolidated financial statements and the notes thereto and disclosures made under the captions, “Management Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors”, “Condensed Consolidated Financial Statements” and “Notes to Consolidated Financial Statements”, included in our Quarterly Report on Form 10-Q for the three months ended June 30, 2007.
Business Overview
     Oculus Innovative Sciences is a biopharmaceutical company that develops, manufactures and markets a family of products, based on its platform technology called Microcyn, intended to help treat infections in chronic and acute wounds. Microcyn is a non-irritating oxychlorine compound designed to treat a wide range of pathogens, including antibiotic-resistant strains of bacteria, viruses, fungi and spores.

First Quarter Developments
     During the first quarter of fiscal 2008 we initiated patient enrollment of a 60-patient, randomized and open-label Phase II trial to evaluate the preliminary safety and efficacy of topical Dermacyn Wound Care versus systemic oral antibiotics for the treatment of mild diabetic foot infections. The primary efficacy endpoint of the trial will be clinical cure or improvement of infection.
     We also completed the previously-announced reduction in our sales forces in Europe and Mexico in order to focus our resources on our U.S. clinical trials of Dermacyn Wound Care.
     In April 2007, we announced an exclusive distribution agreement with China Bao Tai Investment Company, Ltd., for the rights to our Microcyn-based wound care solution in China. We also announced an exclusive licensing agreement with the Drug Enhancement Company of America, LLC for use of our Microcyn Technology in an over-the-counter first responder “pen-like” applicator intended for use by police, fire, military, emergency medical personnel, healthcare providers, homeland security personnel and consumers.
Comparison of Three Months Ended June 30, 2007 and 2006
Revenues
     During the three months ended June 30, 2007, our revenues were $866,000, representing a 20% decline from the prior year level of $1.1 million. The $272,000, or 30%, decline in product revenues was due primarily to no recurring sales to our customer Alkem Laboratories Limited, in India, as well as lower sales in Mexico and Europe. The following table shows our product revenues by country (in thousands); note that sales in India are reported as part of our Europe business:

	Three months ended June 30,		Increase
	2007	2006	(Decrease)
U.S.	$38	$28	$10
Mexico	526	595	(69)
India	—	121	(121)
Europe	68	160	(92)

Total	$632	$904	$(272)

     The $60,000, or 34%, increase in service revenues was due primarily to an increase in the volume of tests provided by our services business. We expect that our service revenues will significantly decline in future periods, as we continue to implement our strategy of focusing primarily on our Microcyn business.
Gross Profit / Loss
     We reported gross profit from our Microcyn products business of $256,000, or 40% of product revenues, during the three months ended June 30, 2007, compared to a gross profit of $400,000, or 44%, during the year ago period. We reported a gross loss from our services business of $7,000, or -3% of service revenues, in the three months ended June 30, 2007, compared to the prior year reported gross loss of $27,000, or -16% of service revenues.
     We expect gross profit to increase as a percentage of sales in future periods as we continue to implement our strategy of focusing on our Microcyn business, and we move away from our lower-margin services business.
Research and Development Expense
     Research and development expense consists primarily of costs associated with personnel, materials, and clinical trials within our product development, regulatory and clinical organizations. Research and development expense increased $1.4 million to $2.2 million for the three months ended June 30, 2007, from $767,000 for the three months ended June 30, 2006. This increase was primarily the result of a $1.2 million increase in clinical development costs which include contract research organization fees, management and other personnel costs, and other outside consulting fees due to our Dermacyn Phase II clinical trial, and preparation for our Dermacyn Phase III clinical trial.

In addition, our product development expenses increased $333,000 as we grew the team and expanded the scope of our new product development initiatives.
     We expect research and development expenses to increase significantly in future periods as we incur the costs associated with our FDA trials for the treatment of diabetic foot ulcer infections with Dermacyn, and as we further expand the scope of our new product development.
Selling, General and Administrative Expense
     Selling, general and administrative expenses consist primarily of costs for sales, marketing and administrative personnel, as well as other corporate charges such as legal, accounting, and insurance. Selling, general and administrative expense decreased $188,000, or 5%, to $3.5 million for the three months ended June 30, 2007, from $3.6 million for the three months ended June 30, 2006. Primarily this decrease was due to a $655,000 decrease in our selling, general and administrative expenses in our Europe and Mexico subsidiaries as we shifted our company’s resources away from opening new markets internationally. This decrease was offset in part by $416,000 of added expenses associated with being a public company, including insurance, legal, and accounting fees.
     We expect that selling, general and administrative expenses will increase in future periods due primarily to outside consulting fees associated with becoming compliant with Sarbanes Oxley.
Interest income and expense and other income and expense
     Interest expense increased $300,000 to $339,000 for the three months ended June 30, 2007, from $39,000 during the three months ended June 30, 2006, primarily due to the issuance of $8.2 million of new debt. Interest income increased $148,000 to $206,000 for the three months ended June 30, 2007, from $58,000 in the three months ended June 30, 2006, primarily due to higher balances of interest-bearing instruments during the three months ended June 30, 2007.
     Other income and expense primarily consists of non-cash charges due to the fluctuation of foreign exchange rates, and the resulting gain or loss booked for the revaluation of our intercompany notes payable denominated in non-local currencies. During the three months ended June 30, 2007 the U.S. dollar became stronger in relation to the Mexican Peso and the Euro, and a net $531,000 gain on foreign exchange was recorded accordingly. In comparison, during the three months ended June 30, 2006, the U.S. dollar became weaker in relation to the Mexican Peso and the Euro, and a net $276,000 loss on foreign exchange was recorded.
     Due to the difficulty of predicting foreign currency fluctuations, we do not know the affect that such fluctuations may have on our operating results in future periods.
Liquidity and Capital Resources
     Since our inception, we have incurred significant losses. As of June 30, 2007, we had an accumulated deficit of approximately $75.5 million. We have not yet achieved profitability, and we expect that our operating losses will continue to increase. As a result, we will need to raise additional capital to sustain the business until such time that we are able to generate sufficient product revenues to achieve profitability.
Sources of Liquidity
     Since our inception, substantially all of our operations have been financed through sales of our common and preferred stock. Through June 30, 2007, we received net proceeds of $24.7 million through the sale of our common stock in our initial public offering in January 2007, $3.5 million from prior sales of common stock, $6.7 million from the sale of Series A convertible preferred stock, $43.7 million from the sale of Series B convertible preferred stock, $2.9 million from the sales of Series C convertible preferred stock, and $304,000 from the issuance of common stock to employees, consultants and directors in connection with the exercise of stock options. We have received additional funding through loans, as described below. We have also used our revenues to date as a source of additional liquidity. As of June 30, 2007, we had unrestricted cash and cash equivalents of $12.9 million, and restricted cash of $2.0 million specifically to repay certain debt.
     In June 2006, we entered into a loan and security agreement with a financial institution to borrow a maximum of $5.0 million. Under this facility we have borrowed $4.2 million, and have paid back $852,000 in principal as of June 30, 2007. The terms of this facility include monthly principal payments over three years, plus interest payments of 8.5% per annum. In conjunction with this agreement, we issued warrants to purchase up to 75,000 shares of our Series B convertible preferred stock at an exercise price of $18.00 per share. Warrants to purchase 53,750 shares were issued and exercisable at execution of the agreement.

     On November 7, 2006, we signed a loan agreement with Robert Burlingame, under which Mr. Burlingame advanced to us $4.0 million, which was funded on November 10, 2006, which accrues interest at an annual rate of 7%. The principal and all accrued interest under the loan agreement is to be paid promptly after the closure of a private placement of securities, such as the offering described in Note 9. The loan is secured by all of our assets, other than our intellectual property, but is subordinate to the security interest held by our secured lender. Brookstreet Securities Corporation was paid a finder’s fee in the amount of $50,000 and granted a warrant to purchase 25,000 shares of our common stock at an exercise price of $18.00 per share in connection with this loan. In addition, $2.0 million of cash was classified as restricted cash to repay this loan in accordance with the terms of the agreement.
Cash Flows
     As of June 30, 2007, we had unrestricted cash and cash equivalents of $12.9 million, compared to $19.1 million at March 31, 2007, and $6.1 million at June 30, 2006. Additionally, at June 30, 2007 we had $2.0 million of restricted cash reserved for the repayment of the Burlingame loan.
     Net cash used in operating activities was $5.5 million and $4.8 million for the three months ended June 30, 2007 and 2006, respectively. Net cash used in each of these periods primarily reflects the net loss for these periods, offset in part by non-cash charges in operating assets and liabilities, non-cash stock-based compensation and depreciation and amortization.
     Net cash used in investing activities was $184,000 and $803,000 for the three months ended June 30, 2007 and 2006, respectively. Primarily this cash was used to invest in fixed assets and to make other capital expenditures to support increased personnel and manufacturing facility expansion, as well as $531,000 in deferred offering costs during the three months ended June 30, 2006.
     Net cash used in financing activities was $510,000 during the three months ended June 30, 2007 primarily due to payments on debt. Net cash provided by financing activities was $4.1 million for the three months ended June 30, 2006 primarily due to the addition of $4.3 million of new debt during the period, offset in part by $195,000 in principal payments on debt.
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
     We have incurred net losses available to common stockholders of $5.0 million for the three months ended June 30, 2007. At June 30, 2007 and March 31, 2007, the Company’s accumulated deficit amounted to $75.5 million and $70.5 million, respectively.
     We currently anticipate that our cash, cash equivalents, and restricted cash balances, together with revenues we expect to generate and interest we expect to earn on invested funds will be sufficient to meet our anticipated cash requirements through at least July 1, 2008. We also expect to continue incurring losses for the foreseeable future and must raise substantial additional capital during the year ending March 31, 2008 to pursue our product development initiatives, fund clinical trials and penetrate markets for the sale of our products. We are currently planning to commence Phase 3 clinical trials of our Microcyn products. Management considers the execution and eventual completion of these trials to be a critical milestone in the development of our business. These clinical trials are likely to be lengthy and expensive and cannot be commenced during the year ending March 31, 2008 unless we raise capital in addition to the private placement described below. These clinical trials must also be completed in order for us to commercialize Microcyn as a drug product in the United States.
     On August 7, 2007, we entered into definitive agreements with institutional and other accredited investors for the private placement of 1,262,500 shares of common stock at a purchase price of $8.00 per share, and warrants to purchase 416,625 shares of common stock for gross proceeds of $10.1 million and net proceeds of $9.3 million (after the agent’s commissions and expenses). We expect to use the proceeds of this transaction to fund clinical trials and related research; to fund expansion of our laboratory and clinical facilities; and for unspecified working capital needs. We also expect to use approximately $700,000 to make normal recurring payments on outstanding debt.
     Additionally, pursuant to Amendment No. 1 to the Burlingame loan agreement (Note 3), as a result of this transaction we will be required to promptly repay the $4.0 million outstanding note balance and interest. This note was originally scheduled to be repaid on November 10, 2007, but will now be repaid in August 2007 out of funds previously raised.
     We believe that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means; however, we have not secured any additional commitments for new financing at this time nor can we provide any assurance that new financing will be available on commercially acceptable terms, if at all. If we are unable to secure additional capital, we will be required to curtail our research and development initiatives, delay clinical trials and take additional measures to reduce costs in order to conserve our cash. These measures could cause significant delays in our efforts to commercialize our products in the United States, which is critical to the realization of our business plan and our future operations.
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

Item 4T. Controls and Procedures
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
     (b) Changes in internal controls In connection with our implementation of the provisions of Section 404 of Sarbanes-Oxley, we have made various improvements to our system of internal control. We continue to review, revise and improve the effectiveness of our internal controls. There were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in Item 4(a) above that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Legal Matters
     In November 2005, we identified a possible criminal misappropriation of our technology in Mexico, and we notified the Mexican Attorney General’s office. We believe the Mexican Attorney General is currently conducting an investigation.
     On March 14, 2006, we filed suit in the U.S. District Court for the Northern District of California against Nofil Corporation and Naoshi Kono, Chief Executive Officer of Nofil, for breach of contract, misappropriation of trade secrets and trademark infringement. We believe that Nofil Corporation violated key terms of both an exclusive purchase agreement and non-disclosure agreement by contacting and working with a potential competitor in Mexico. In the complaint, we seek damages of $3,500,000 and immediate injunctive relief. On February 13, 2007, we received the defendant’s answer and cross-complaint. The cross-complaint, which alleges fraudulent inducement to enter contracts, breach of non-disclosure contract, trade secret misappropriation, conversion and violation under civil RICO statutes by the Company, seeks damages in excess of $4,500,000. We believe that the cross-complaint, and allegations therein, are without merit. Since the cross-complaint was filed, their counsel has withdrawn and defendants have failed to take any action to prosecute their claims. We plan to file a motion to dismiss the cross-complaint in its entirely within the next thirty days. We will also file a motion for summary judgment seeking a pre-trial ruling granting all of the affirmative relief requested in its complaint. If successful, this will result in a judgment against defendants and the trial date, currently November 17, 2007, will be vacated. While it is not possible to predict the outcome of this matter with certainty, we believe that it is unlikely that this matter will result in a material loss or have a material adverse effect on our financial condition or operations.
     We are currently in discussions regarding two trademark matters asserting confusion in trademarks with respect to our use of the name Microcyn60 in Mexico. We settled one of the trademark matters in August 2006. Although we believe that the nature and intended use of our products are different from those with the similar names, we have agreed with one of the parties to stop using the name Microcyn60 by September 2007. Although such plaintiff referred the matter to the Mexico Trademark Office, we are not aware of a claim for monetary damages. We are in discussions with the other party and believe that the name change will satisfy an assertion of confusion; however, our management believes that we could incur a possible loss of approximately $100,000 for the use of the name Microcyn60 during the twelve month period following the date of settlement.
     In August 2006, we received a “show cause” letter from the U.S. Environmental Protection Agency (“EPA”), which stated that, in tests conducted by the EPA, Cidalcyn was found to be ineffective in killing certain specified pathogens when used according to label directions. Based on its results, the EPA strongly recommended that we immediately recalled all Cidalcyn distributed on and after September 28, 2005. Accordingly, we commenced a voluntary recall of Cidalcyn. Although we have not marketed Cidalcyn on a large commercial scale, it has provided it in small quantities to numerous hospitals solely for use in product evaluation exercises. In a second letter, the EPA stated it intended to file a civil administrative complaint against us for violation of the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”). Under FIFRA, the EPA could assess civil penalties related to the sale and distribution of a pesticide product not meeting the label’s claims as a broad-spectrum hospital disinfectant. In April 2007, we paid a settlement amounting to $20,800 to the EPA in connection with this matter.
     In June 2006, we received a written communication from the grantor of a license to an earlier version of its technology indicating that such license was terminated due to an alleged breach of the license agreement by us. The license agreement extends to our use of the technology in Japan only. While we do not believe that the grantor’s revocation is valid under the terms of the license agreement and no legal claim has been threatened to date, we cannot provide any assurance that the grantor will not take legal action to restrict our use of the technology in the licensed territory. While our management does not anticipate that the outcome of this matter is likely to result in a material loss, there can be no assurance that if the grantor pursues legal action, such legal action would not have a material adverse effect on our financial position or results of operations.
     In February 2007, our Mexico subsidiary served Quimica Pasteur (“QP”), a former distributor of the Company’s products in Mexico, with a claim alleging breach of contract under a note made by QP. A trial date has not yet been set.
     From time to time, we are involved in legal matters arising in the ordinary course of its business. While our management believes that such matters are currently insignificant, there can be no assurance that matters arising in the ordinary course of business for which we are or could become involved in litigation, will not have a material adverse effect on our business, financial condition or results of operations.
Item 1A. Risk Factors
Factors that May Affect Results
Risks Related to Our Business
We have a history of losses, we expect to continue to incur losses and we may never achieve profitability.
     We have incurred significant net losses in each fiscal year since our inception, including losses $5.0 million during the three months ended June 30, 2007. Our accumulated deficit as of June 30, 2007 was $75.5 million. We have yet to demonstrate that we can generate sufficient sales of our products to become profitable. The extent of our future operating losses and the timing of profitability are highly uncertain, and we may never achieve profitability. Even if we do generate significant revenues from our product sales, we expect that increased operating expenses will result in significant operating losses in the near term as we, among other things:
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
     All of our products are based on our Microcyn platform technology, and we do not have any non-Microcyn product candidates that will generate revenues in the foreseeable future. Accordingly, we expect to derive substantially all of our future revenues from sales of our current Microcyn products. We have only been selling our products since July 2004, and substantially all of our historical product revenues have been from sales of Microcyn in Mexico. Although we began selling in Europe in October 2004, in the United States in June 2005, and in India in July 2006, our product revenues outside of Mexico were not significant prior to fiscal year 2007. For example, product revenues from countries outside of Mexico were just 9% of our product revenues for the year ended March 31, 2006. However, during the year ended March 31, 2007, the percentage of product revenues from outside of Mexico increased to 32% and during the three months ended June 30, 2007 decreased to 17% . Microcyn has not been adopted as a standard of care for wound treatment in any country and may not gain acceptance among physicians, nurses, patients, third-party payors and the medical community. Existing protocols for wound care are well established within the medical community and tend to vary geographically, and healthcare providers may be reluctant to alter their protocols to include the use of Microcyn. If Microcyn does not achieve an adequate level of acceptance, we will not generate sufficient revenues to become profitable. We recently decreased our sales and marketing activities in Europe and Mexico, which could materially affect our revenues in the geographic areas in the future.
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
     We do not know whether our existing or any future clinical trials will demonstrate safety and efficacy sufficiently to result in additional FDA approvals. While a number of physicians have conducted clinical studies assessing the safety and efficacy of Microcyn for various indications, the data from these studies is not sufficient to support approval of Microcyn as a drug in the United States. In addition, further studies and trials could show different results. For example, after EPA review of our registration filing, including the results of disinfectant efficacy testing conducted by an independent laboratory retained by us, we obtained EPA authorization, or registration, for the distribution and sale of our Microcyn-based product, Cidalcyn, as a hospital grade disinfectant, but the EPA conducted subsequent tests and informed us that Cidalcyn did not meet efficacy standards when tested against three specific pathogens. In response to this test, we voluntarily recalled samples of the product previously distributed and later entered into a Consent Agreement and Final Order with the EPA, allowing us to amend our EPA registration and pay a $20,800 fine without admitting or denying any wrongdoing. In addition, in an independent physician study of 10 patients in which procedures were not fully delineated, published in February 2007, four patients discontinued treatment with Demacyn due to pain, and beneficial change in wound microbiology was found in only one of the six remaining patients. We will be required to conduct additional clinical trials prior to seeking approval of Microcyn for additional indications. Our failure to adequately demonstrate the safety and efficacy of our product candidates to the satisfaction of the FDA will prevent our receipt of FDA approval for additional indications and, ultimately, impact commercialization of our products in the United States. If we experience significant delays or adverse results in clinical trials, our financial results and the commercial prospects for products based on Microcyn will be harmed, our costs would increase and our ability to generate revenue would be delayed.
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
     In accordance with the settlement of a trademark infringement lawsuit filed against us in Mexico, we have agreed to stop using the name Microcyn60 in Mexico by September 2007. In addition, in May 2006, a complaint was filed against us for trademark confusion in connection with the same tradename, and we are in settlement negotiations concerning such claim. We have marketed our products in Mexico under the brand name of Microcyn60 since 2004. During the three months ended June 30, 2007 and the year ended March 31, 2007 the percentage of our product revenues derived from Mexico were 83% and 68%, respectively. As a result of our agreement to change our product name, we may lose the benefit of the brand name recognition we have generated in the region and our product sales in Mexico could decline. In locations where we have distributed our products, we believe that the brand names of those products have developed name recognition among consumers who purchase them. Any change to the brand name of our other products may cause us to lose such name recognition, which may lead to confusion in the marketplace and a decline in sales of our products.

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
     On occasion, we may receive notices of claims of infringement, misappropriation or misuse of other parties’ proprietary rights. We may have disputes regarding intellectual property rights with the parties that have licensed those rights to us. For example, in June 2006, we received written notice from Coherent Technologies, the licensor of exclusive licenses to six issued Japanese patents and five Japanese published pending patent applications, advising us that the patent license was terminated, citing various reasons with which we disagree. Since that time, we have engaged in discussions with Coherent Technologies concerning the license agreement and our continued business relationship. Although we do not believe Coherent Technologies has grounds to terminate the license, we may have to take legal action to preserve our rights under the license and to enjoin Coherent Technologies from breaching its terms. Some claims received from third parties may lead to litigation. We cannot assure you that we will prevail in these actions, or that other actions alleging misappropriation or misuse by us of third-party trade secrets, infringement by us of third-party patents and trademarks or the validity of our patents, will not be asserted or prosecuted against us. We may also initiate claims to defend our intellectual property. For example, we brought a claim against Nofil Corporation for misappropriation of our trade secrets and Nofil Corporation filed a cross-complaint against us in February 2007 claiming ownership of our technology. Intellectual property litigation, regardless of outcome, is expensive and time-consuming, could divert management’s attention from our business and have a material negative effect on our business, operating results or financial condition. In addition, the outcome of such litigation may be unpredictable. If there is a successful claim of infringement against us, we may be required to pay substantial damages (including treble damages if we were to be found to have willfully infringed a third party’s patent) to the party claiming infringement, develop non-infringing technology, stop selling our products or using technology that contains the allegedly infringing intellectual property or enter into royalty or license agreements that may not be available on acceptable or commercially practical terms, if at all. Our failure to develop non-infringing technologies or license the proprietary rights on a timely basis could harm our business. In addition, modifying our products to include the non-infringing technologies could require us to seek re-approval or clearance from various regulatory bodies for our products, which would be costly and time consuming. Also, we may be unaware of pending patent applications that relate to our technology. Parties making infringement claims on future issued patents may be able to obtain an injunction that would prevent us from selling our products or using technology that contains the allegedly infringing intellectual property, which could harm our business.
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
     We have international operations in Mexico and Europe. During the three months ended June 30, 2007 69% of our total revenue was generated from sales outside of the United States. Our business is highly regulated for the use, marketing and manufacturing of our Microcyn products both domestically and internationally. Our international operations are subject to risks, including:
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
     As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the Securities and Exchange Commission, or the Commission, including expanded disclosures and accelerated reporting requirements and more complex accounting rules for the reporting period ending March 31, 2008. Compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and other requirements will increase our costs and require additional management resources. In a letter following their dismissal, our prior independent auditors informed us that we did not have the appropriate financial management and reporting structure in place to meet the demands of a public company and that our accounting and financial personnel lacked the appropriate level of accounting knowledge, experience and training. Our current independent auditors recommended certain changes in our internal controls, which we are working implementing. We have upgraded our finance and accounting systems, procedures and controls and will need to continue to implement additional finance and accounting systems, procedures and controls as we grow our business and organization, enter into complex business transactions and take actions designed to satisfy new reporting requirements. Specifically, our experience in entering into a series of Agreements with Quimica Pasteur, or QP, a Mexico-based distributor of pharmaceutical products to hospitals and health care entities owned or operated by the Mexican Ministry of Health, or MOH, indicated that we need to better plan for complex transactions and the application of complex accounting principles relating to those transactions and to better identify potentially improper practices. As a result of these agreements, we were required to consolidate QP’s operations with our financial results for a portion of our year ended March 31, 2006. In connection with our audit of QP’s financial statements in late 2005, we were made aware of a number of facts that suggested that QP or its principals may have engaged in some form of tax avoidance practice in Mexico prior to the execution of the agreements between our company and QP, and we did not discover these facts prior to our execution of these agreements or for several months thereafter. If we are unable to complete the required Section 404 assessment as to the adequacy of our internal control over financial reporting, if we fail to maintain or implement adequate controls, or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting as of the date of our second Annual Report on Form 10-K for which compliance is required and thereafter, our ability to obtain additional financing could be impaired. In addition, investors could lose confidence in the reliability of our internal control over financial reporting and in the accuracy of our periodic reports filed under the Securities Exchange Act of 1934. A lack of investor confidence in the reliability and accuracy of our public reporting could cause our stock price to decline. Also, if we are unable to implement and maintain adequate internal controls, we could be subject to fines and penalties. For example, although we do nto believe that we are responsible for any tax avoidance practices of QP’s principals prior to June 16, 2005, the Mexican taxing authority could make a claim against us or our Mexican subsidiary. We have been informed by counsel in Mexico that the statute of limitations, including for action for fraud, is five years from March 31, 2006.
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
Item 2. Unregistered Sales of Securities and Use of Proceeds
     On January 24, 2007, a Registration Statement on Form S-1 (File No. 333-135584) relating to our initial public offering was declared effective by the SEC. The closing was January 30, 2007, and on February 16, 2007, our underwriters exercised their option to sell over-allotment shares. In total, the net offering proceeds to us including over-allotment shares were approximately $21.9 million (after deducting underwriting discounts, commissions and offering expenses). Through June 30, 2007, $9.9 million of the net proceeds were used, including $4.0 million for clinical trials and related research and development, $2.2 million for working capital and general corporate purposes, $2.6 million for sales and marketing activities worldwide, and $163,000 were used to expand facilities and laboratory operations capacity and for information systems infrastructure. A portion of the net proceeds may also be used to acquire or invest in complementary businesses, technologies, services or products.

Pending use for these or other purposes, net proceeds have been invested in interest bearing, investment grade securities.
Item 4. Submission of Matters to a Vote of the Security Holders
None
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

Oculus Innovative Sciences, Inc.

Date: August 13, 2007	By:	/s/ Hojabr Alimi Hojabr Alimi
	Its:	Chairman of the Board of Directors
and
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2007	By:	/s/ Robert Miller Robert Miller
	Its:	Chief Financial Officer
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