Form 10-Q
period 2007-09-30
Oculus Innovative Sciences, Inc.
filed 2007-11-13
CIK 1367083

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter ended September 30, 2007
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 1, 2007 the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 13,262,410.

OCULUS INNOVATIVE SCIENCES, INC.
Index

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)
PART I: FINANCIAL INFORMATION
Item 1. Financial Statements

	September 30,	March 31,
	2007	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,948	$19,050
Restricted cash	—	2,000
Accounts receivable, net	1,143	1,364
Inventories	290	282
Prepaid expenses and other current assets	861	1,172

Total current assets	17,242	23,868
Property and equipment, net	2,227	2,207
Restricted cash	53	49
Debt issue costs, net	518	826

Total assets	$20,040	$26,950

LIABILITIES
Current liabilities:
Accounts payable	$1,430	$2,551
Accrued expenses and other current liabilities	1,970	1,421
Current portion of long-term debt	1,658	6,045
Current portion of capital lease obligations	17	17

Total current liabilities	5,075	10,034
Long-term debt, less current portion	1,200	1,990
Capital lease obligations, less current portion	16	25
Deferred revenue	350	—

Total liabilities	6,641	12,049

Commitments and Contingencies
Stockholders’ Equity
Common stock, $0.0001 par value; 100,000,000 shares authorized, 13,247,410 and 11,844,411 shares issued and outstanding at September 30, 2007 (unaudited) and March 31, 2007, respectively.	1	1
Additional paid-in capital	95,524	85,751
Accumulated other comprehensive loss	(1,079)	(364)
Accumulated deficit	(81,047)	(70,487)

Total stockholders’ equity	13,399	14,901

Total liabilities and stockholders’ equity	$20,040	$26,950

See accompanying notes

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues
Product	$670	$1,038	$1,302	$1,942
Service	307	214	541	388

Total revenues	977	1,252	1,843	2,330

Cost of revenues
Product	403	539	779	1,043
Service	287	221	528	422

Total cost of revenues	690	760	1,307	1,465

Gross profit	287	492	536	865

Operating expenses
Research and development	2,283	828	4,490	1,595
Selling, general and administrative	3,683	4,221	7,141	7,867

Total operating expenses	5,966	5,049	11,631	9,462

Loss from operations	(5,679)	(4,557)	(11,095)	(8,597)
Interest expense	(306)	(222)	(645)	(261)
Interest income	200	42	406	100
Other income (expense), net	243	368	774	92

Net loss	(5,542)	(4,369)	(10,560)	(8,666)
Preferred stock dividends	—	(121)	—	(242)

Net loss available to common stockholders	$(5,542)	$(4,490)	$(10,560)	$(8,908)

Net loss per common share: basic and diluted	$(0.44)	$(1.06)	$(0.86)	$(2.11)

Weighted-average number of shares used in per common share calculations:
Basic and diluted	12,574	4,223	12,209	4,221

Other comprehensive loss, net of tax
Net loss	$(5,542)	$(4,369)	$(10,560)	$(8,666)
Foreign currency translation adjustments	(221)	(357)	(715)	(143)

Comprehensive loss	$(5,763)	$(4,726)	$(11,275)	$(8,809)

See accompanying notes

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	September 30,
	2007	2006
Cash flows from operating activities
Net loss	$(10,560)	$(8,666)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	356	328
Stock-based compensation	509	270
Non-cash interest expense	308	125
Unrealized foreign exchange gain	(809)	—
Changes in operating assets and liabilities:
Accounts receivable	241	(617)
Inventories	2	(27)
Prepaid expenses and other current assets	319	262
Accounts payable	(1,131)	(494)
Accrued expenses and other liabilities	882	106

Net cash used in operating activities	(9,883)	(8,713)

Cash flows from investing activities:
Purchases of property and equipment	(247)	(585)
Changes in restricted cash		(2)

Net cash used in investing activities	(247)	(587)

Cash flows from financing activities:
Deferred offering costs	—	(926)
Proceeds from the issuance of common stock, net of offering costs	9,134	—
Proceeds from the issuance of common stock in connection with exercise of stock options and warrants	130	—
Proceeds from the issuance of convertible preferred stock	—	1,370
Debt issue costs	—	(20)
Proceeds from the issuance of long-term debt	—	4,379
Decrease in cash restricted for repayment of debt	2,000	—
Principal payments on debt	(5,253)	(515)
Payments on capital lease obligations	(10)	(7)

Net cash provided by financing activities	6,001	4,281
Effect of exchange rate on cash and cash equivalents	27	(160)

Net decrease in cash and cash equivalents	(4,102)	(5,179)
Cash and equivalents, beginning of period	19,050	7,448

Cash and equivalents, end of period	$14,948	$2,269

Supplemental disclosure of cash flow information:
Cash paid for interest	$436	$136

Fair value of warrants issued with line of credit	$—	$1,047

Financed equipment	$76	$—

See accompanying notes

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 1. Organization and Summary of Significant Accounting Policies
Organization
     Oculus Innovative Sciences, Inc. (the “Company”) was incorporated under the laws of the State of California in April 1999 and was reincorporated under the laws of the State of Delaware in December 2006. The Company’s principal office is located in Petaluma, California. The Company develops, manufactures and markets a family of products intended to prevent and eliminate infection in acute and chronic wounds. The Company’s platform technology, Microcyn, is a shelf stable, non-irritating, proprietary solution containing oxychlorine compounds that is designed to eliminate a wide range of bacteria, viruses, fungi, spores and drug resistant strains of bacteria such as Methicillin-resistant Staphylococcus aureus, or MRSA, and Vancomycin-resistant Enterococcus, or VRE, in wounds. The Company conducts its business worldwide, with significant operating subsidiaries in Europe and Mexico.
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements as of September 30, 2007 and for the three and six months then ended have been prepared on the same basis as the annual audited consolidated financial statements. The unaudited condensed consolidated balance sheet as of September 30, 2007, condensed consolidated statements of operations for the three and six months ended September 30, 2007 and 2006, and the condensed consolidated statements of cash flows for the six months ended September 30, 2007 and 2006 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and six months ended September 30, 2007 are not necessarily indicative of results to be expected for the year ending March 31, 2008 or for any future interim period. The condensed consolidated balance sheet at March 31, 2007 has been derived from audited consolidated financial statements. However, it does not include all of the information and notes required by accounting principles generally accepted in the United States for complete consolidated financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K/A, which was filed with the Securities and Exchange Commission on July 27, 2007.
Significant Accounting Policies
     In September 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. See Note 7 for further discussion of the impact of adoption of this pronouncement on April 1, 2007.
     Periodically the Company evaluates its application of all accounting policies. During the three months ended September 30, 2007, the Company evaluated its application of Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) 104 “Revenue Recognition” to certain distributors purchasing product from its Mexico subsidiary. During the fourth quarter of fiscal 2007, the Company significantly reduced its direct sales force in Mexico while deciding to rely more heavily on an expanded network of distributors. As a result of certain distributors’ inability to provide inventory or product sell-through reports on a timely basis, and as a result of slow payment on accounts receivable where distributors await payment from their customers prior to payment, the Company determined the appropriate treatment for recognizing revenue for those distributors is to defer and recognize revenue when payment is received. The Company believes the receipt of payment is the best indication of product sell-through. Accordingly, during the three months ended September 30, 2007 the Company deferred $166,000 of product revenue to customers which will be recognized when payment is received. Additionally, the Company will defer recognition of cost of goods sold associated with these customers until payment is received. The revenue and cost of goods sold deferral is included in accrued expenses and other current liabilities in the accompanying September 30, 2007 condensed consolidated balance sheet.

Use of Estimates
     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Periodically the Company evaluates and adjusts estimates accordingly. At September 30, 2007, the Company increased its estimated allowance for future uncollectible accounts receivable by $53,000 which is included in the accompanying three and six month ended September 30, 2007 condensed consolidated statements of operations. The allowance for uncollectible accounts receivable balance amounted to $417,000 which is included in accounts receivable in the accompanying September 30, 2007 condensed consolidated balance sheet.
Foreign Currency Transactions
     Foreign currency gains relate to working capital loans that the Company has made to its foreign subsidiaries. The Company recorded foreign currency gains for the three and six months ended September 30, 2007 of $204,000 and $809,000, respectively. The related gains were recorded in other income (expense) in the accompanying consolidated statements of operations.
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
     The following securities were excluded from basic and diluted net loss per share calculation because their inclusion would be anti-dilutive (in thousands):

	September 30,
	2007	2006
Anti-dilutive securities not included in basic and diluted net loss per share
Options to purchase common stock	2,472	2,125
Restricted stock units	60	—
Warrants to purchase common stock	1,844	875
Convertible preferred stock (as if converted)	—	4,068
Warrants to purchase convertible preferred stock (as if converted)	—	88

	4,376	7,156

     As described in Note 5, on August 13, 2007 the Company closed a private placement of 1,262,500 shares of its common stock and warrants to purchase 416,622 shares of common stock. The Company also issued a warrant to purchase 88,375 shares of common stock to the placement agent in connection with the private placement. These warrants have the same terms, including exercise price and registration rights, as the warrants issued in the private placement.

Common Stock Purchase Warrants and Other Derivative Financial Instruments
     The Company accounts for the issuance of common stock purchase warrants issued and other freestanding derivative financial instruments in accordance with the provisions of Emerging Issues Task Force Issue (“EITF”) 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). Based on the provisions of EITF 00-19, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).
     The Company completed a classification assessment of all of its freestanding derivative financial instruments as of September 30, 2007 and determined that such instruments meet the criteria for equity classification in accordance with EITF 00-19.
Recent Accounting Pronouncements
     In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159, which includes an amendment to Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), permits entities the option to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of determining the impact that SFAS 159 will have on its financial condition, results of operations and cash flows.
     Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.
Note 2. Liquidity and Financial Condition
     The Company incurred a net loss of $5,542,000 and $10,560,000 for the three and six months ended September 30, 2007, respectively. At September 30, 2007 the Company’s accumulated deficit amounted to $81,047,000. During the six months ended September 30, 2007, net cash used in operating activities amounted to $9,883,000.
     The Company currently anticipates that its cash and cash equivalents, together with revenues it expects to generate and interest it expects to earn on invested funds, will be sufficient to meet its anticipated cash requirements through at least October 1, 2008. The Company has undertaken certain initiatives to reduce costs in an effort to conserve liquidity and to also redirect its efforts on the longer term strategy of focusing on its clinical trials and related research and development activities. The Company considers the completion of Phase II and Phase III clinical trials to be critical milestones in the development of the business. The Company believes its Phase II clinical trials are substantially complete, but the Phase III trials will require significant spending. These clinical trials must also be completed in order for us to commercialize Microcyn as a drug product in the United States. Commencement of the Phase III clinical trials will be delayed until the Company raises additional capital or secures commitments for additional capital in amounts sufficient to proceed with these trials. The Company expects to continue incurring losses for the foreseeable future and must raise additional capital during the next twelve months to pursue its product development initiatives, fund clinical trials and penetrate markets for the sale of its products. The Company cannot provide any assurance that it will raise additional capital. If the Company is unable to raise additional capital, it will be required to curtail certain operating activities and implement additional cost reductions in an effort to conserve liquidity in amounts sufficient to sustain the business for the next twelve months. Under these circumstances, the Company’s Phase III clinical trials would be delayed for a period of time that is currently indeterminate.
     As described in Note 5, on August 13, 2007, the Company closed the private placement of 1,262,500 shares of its common stock at a purchase price of $8.00 per share, and warrants to purchase an aggregate of 416,622 shares of common stock at an exercise price of $9.50 per share for gross proceeds of $10,100,000 and net proceeds of $9,134,000 (after deducting the placement agent’s commission and other offering expenses). The Company expects to use the proceeds of this transaction to fund clinical trials and related research; to fund expansion of its laboratory and clinical facilities; and for unspecified working capital needs. The Company expects to use approximately $700,000 to make normal recurring payments on outstanding debt.
     Additionally, pursuant to Amendment No. 1 to the Burlingame loan agreement (Note 3), subsequent to the close of the private placement, the Company was required to repay the $4,000,000 outstanding note balance and interest. The note was originally scheduled to be repaid on November 7, 2007. The note was repaid in full by August 31, 2007

     Management believes that the Company has access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means; however, the Company has not secured any commitment for new financing at this time nor can it provide any assurance that new financing will be available on commercially acceptable terms, if at all. If the Company is unable to secure additional capital, it may be required to curtail its research and development initiatives, delay clinical trials and take additional measures to reduce costs in order to conserve its cash. These measures could cause significant delays in the Company’s efforts to commercialize its products in the United States, which is critical to the realization of its business plan and the future operations of the Company.
Note 3. Condensed Consolidated Balance Sheet
Inventories
     Inventories consisted of the following (in thousands):

September 30,
2007
Raw materials	$293
Finished goods	117

410
Less: inventory allowances	(120)

$290

Notes Payable
     On June 14, 2006, the Company entered into a credit facility providing it with up to $5,000,000 of available credit. The facility permitted the Company to borrow up to a maximum of $2,750,000 for growth capital, $1,250,000 for working capital based on eligible accounts receivable and $1,000,000 in equipment financing. In June 2006, the Company drew an aggregate of $4,182,000 of borrowings under this facility. These borrowings are payable in 30 to 33 fixed monthly installments with interest at rates ranging from 12.4% to 12.7% per annum, maturing at various times through April 9, 2009. As of September 30, 2007, the Company has no unused availability under this credit facility since amounts drawn under the working capital facility were based upon an initial measurement of eligible accounts receivable.
     In connection with the borrowings under this facility, the Company also issued to the lender warrants to purchase up to 71,521 shares of its common stock at an exercise price of $18.00 per share. The aggregate fair value of all warrants issued to the lender under this arrangement amounts to $1,046,000. This amount was recorded as debt issue costs in the September 30, 2007 condensed consolidated balance sheet and is being amortized as interest expense over the term of the credit facility of 30 to 33 months.
     Borrowings under the growth capital line are collateralized by certain assets of the Company. Borrowings under the equipment line are collateralized by the underlying assets funded, and borrowings under the working capital line are collateralized by eligible accounts receivable. On a monthly basis, the Company must maintain a 1:1 ratio of borrowing under the working capital line to eligible accounts receivable. The Company has 30 days from each measurement date to either increase eligible accounts receivable or pay the excess principal in the event that the ratio is less than 1:1. No restrictive covenants exist for either the equipment line or the growth capital line. The Company is not required to direct customer remittances to a lock box, nor does the credit agreement provide for subjective acceleration of the loans.
     On March 29, 2007, the Company entered into Amendment No. 1 to the loan agreement described above. Pursuant to the amendment the lender and the Company agreed that the lender’s security interest in the Company’s assets will not include the Company’s intellectual property unless and until the Company’s cash and cash equivalents fall below 600% of the Company’s average monthly operating expenses less non-cash charges. At September 30, 2007, the Company’s cash and cash equivalents position was in excess of 600% of its average monthly operating expenses and therefore the lender did not hold a security interest in the Company’s intellectual property. On an ongoing basis, the Company will periodically review and assess whether the lender’s security interest should include the Company’s intellectual property. The Company’s intellectual property is used only as collateral and remains in the Company’s control unless the lender takes action after an event of default by the Company under the loan agreements.

     In connection with the above notes, for the three and six months ended September 30, 2007, the Company made $369,000 and $727,000 of principal payments, respectively. Additionally, for the three and six months ended September 30, 2007, the Company made $89,000 and $189,000 of interest payments in connection with these notes, respectively. Also, for the three and six months ended September 30, 2007, the Company recorded $107,000 and $215,000 of non-cash interest expense related to the amortization of debt issue costs, respectively. The aggregate remaining principal balance under this facility amounted to $2,602,000, including $1,597,000 in the current portion of long term debt in the accompanying condensed consolidated balance sheet at September 30, 2007.
     On August 13, 2007 after the closure of the $10,100,000 million private placement of the Company’s common stock described in Note 5, the Company became obligated to repay outstanding amounts under the terms of the Amendment No. 1 to the Burlingame loan agreement. The Company paid $2,000,000 under the loan agreement on August 15, 2007, and the remaining $2,000,000 and accrued interest on August 31, 2007. Additionally, in connection with this note, for the three and six months ended September 30, 2007, the Company recorded $54,000 and $93,000, respectively, of non-cash interest expense related to the amortization of the debt issue costs. During the three and six months ended September 30, 2007, the Company paid $64,000 and $222,000 of interest expense related to this note of which $109,000 was accrued at March 31, 2007.
     On April 12, 2007, the Company entered into a note agreement to purchase an automobile for $75,800 with interest at the rate of 7.75 % percent per annum. This note is payable in monthly installments of $1,500 through April 2012. During the three and six months ended September 30, 2007, the Company made principal payments of $3,200 and $5,000, respectively. Additionally, during the three and six months ended September 30, 2007, the Company made interest payments of $1,400 and $3,000, respectively. The remaining balance of this note amounted to $71,000 at September 30, 2007, including $13,000 in the current portion of long-term debt in the accompanying condensed consolidated balance sheet.
Note 4. Commitments and Contingencies
Legal Matters
     In November 2005, the Company identified a possible criminal misappropriation of its technology in Mexico, and notified the Mexican Attorney General’s office of the matter. The Company believes the Mexican Attorney General is currently conducting an investigation.
     In March 2006, the Company filed suit in the U.S. District Court for the Northern District of California against Nofil Corporation and Naoshi Kono, Chief Executive Officer of Nofil, for breach of contract, misappropriation of trade secrets and trademark infringement. The Company believes that Nofil Corporation violated key terms of both an exclusive purchase agreement and non-disclosure agreement by contacting and working with a potential competitor in Mexico. In the complaint, the Company is seeking damages of $3,500,000 and immediate injunctive relief. On February 13, 2007, the Company received the defendant’s answer and cross-complaint. The cross-complaint, which alleges fraudulent inducement to enter contracts, breach of non-disclosure contract, trade secret misappropriation, conversion and violation under civil RICO statutes by the Company, seeks damages in excess of $4,500,000. The Company believes that the cross-complaint, and allegations therein, are without merit. Since filing the cross-complaint, the defendant’s counsel has withdrawn and the defendants have failed to take any action to prosecute their claims. The Company filed a motion to dismiss the cross-complaint in its entirety and a motion for summary judgment seeking a pre-trial ruling granting all of the affirmative relief requested in its complaint. If successful, this will result in a judgment against defendants and the trial date, currently November 17, 2007, will be vacated. On November 9, 2007, the court granted the Company’s motion to dismiss Nofil’s cross complaint.. The Company expects the court to rule on its motion for summary judgment on November 14, 2007. While it is not possible to predict the outcome of the Company’s motion for summary judgment with certainty, the Company believes that it is unlikely that this matter will result in a material loss or have a material adverse effect on its financial condition or operations.
     The Company is currently in discussions regarding two trademark matters asserting confusion in trademarks with respect to the Company’s use of the name Microcyn60 in Mexico. The Company settled one of the trademark matters in August 2006. Although the Company believes that the nature and intended use of its products are different from those with the similar names, the Company has agreed with one of the parties to market its product in Mexico under a different name. Although such plaintiff referred the matter to the Mexico Trademark Office, the Company is not aware of a claim for monetary damages. The Company is in discussions with the other party and believes that the name change will satisfy an assertion of confusion; however, management believes that the Company could incur a possible loss of up to $100,000 for the use of the name Microcyn60 during the twelve month period following the date of settlement.

     In June 2006, the Company received a written communication from the grantor of a license to an earlier version of its technology indicating that such license was terminated due to an alleged breach of the license agreement by the Company. The license agreement extends to the Company’s use of the technology in Japan only. While the Company does not believe that the grantor’s revocation is valid under the terms of the license agreement and no legal claim has been threatened to date, the Company cannot provide any assurance that the grantor will not take legal action to restrict the Company’s use of the technology in the licensed territory. While the Company’s management does not anticipate that the outcome of this matter is likely to result in a material loss, there can be no assurance that if the grantor pursues legal action, such legal action would not have a material adverse effect on our financial position or results of operations.
     In February 2007, the Company’s Mexico subsidiary served Quimica Pasteur (“QP”), a former distributor of the Company’s products in Mexico, with a claim alleging breach of contract under a note made by QP. A trial date has not yet been set.
     The Company, from time to time, is involved in legal matters arising in the ordinary course of its business. While management believes that such matters are currently not material, there can be no assurance that matters arising in the ordinary course of business for which the Company is or could become involved in litigation, will not have a material adverse effect on its business, financial condition or results of operations.
Property Lease Extension
     On September 13, 2007, the Company entered into Amendment No. 4 to the property lease agreement for its facility in Petaluma, California. The amendment extends the lease expiration date to September 30, 2010. Future lease payments pursuant to the amendment amount to $902,000 with $123,000 to be paid in the remainder of the fiscal year ending March 31, 2008, $302,000 to be paid in the fiscal year ending March 31, 2009, $315,000 to be paid in the fiscal year ending March 31, 2010 and $161,000 to be paid thereafter.
Recent Commercial Agreements
     On May 8, 2007, the Company entered into a five year agreement with a customer in China granting the customer an exclusive right to sell the Company’s products into a specified region. The customer is required to maintain minimum levels of purchases of the Company’s products in order to maintain exclusivity. The customer made a non-refundable up-front payment of $350,000 to the Company in consideration for the exclusive right to sell the Company’s products. The Company recorded the $350,000 as non-current deferred revenue in the accompanying condensed consolidated balance sheet at September 30, 2007. Once product shipments commence to the customer, the Company will amortize the deferred revenue balance over the remaining term of the contract.
     On June 11, 2007, the Company entered into a ten year agreement with a customer in United States granting the customer an exclusive right to sell the Company’s products. Subject to obtaining necessary regulatory approvals, the customer is required to maintain minimum levels of purchases of the Company’s products in order to maintain exclusivity. The customer made a $150,000 refundable payment to the Company at the execution of the agreement. The payment is fully refundable in the event the Company does not meet certain deliverables requirements. The Company recorded the $150,000 as a customer deposit in accrued liabilities in the accompanying condensed consolidated balance sheet at September 30, 2007. In addition, the customer has agreed to pay an additional non-refundable payment of $125,000 if additional deliverables are met. Once product shipments commence to the customer, the up-front payments will be amortized over the remaining life of the contract.
Employment Agreements
     The Company has entered into employment agreements with five of its key executives. The agreements provide, among other things, for the payment of aggregate annual salaries of approximately $1,065,000 and twelve to twenty four months of severance compensation for terminations under certain circumstances. Aggregate potential severance compensation amounted to $1,492,500 at September 30, 2007. Additionally, during the six months ended September 30, 2007, the Company added an additional member to the executive team who will receive an annual salary of $242,000. The Company has not undertaken severance payment obligations with respect to this employee.
Other Matters
     On September 16, 2005, the Company entered into a series of agreements with QP, a Mexico-based company engaged in the business of distributing pharmaceutical products to hospitals and health care entities owned or operated by the Mexican Ministry of Health. These agreements provided, among other things, for QP to act as the Company’s exclusive distributor of Microcyn to the Mexican Ministry of Health for a period of three years. In connection with these agreements, the Company was concurrently granted an option to acquire all except a minority share of the equity of QP directly from its principals in exchange for 150,000 shares of common stock, contingent upon QP’s attainment of certain financial milestones. The Company’s distribution and related agreements were cancelable by the Company on thirty days’ notice without cause and included certain provisions to hold the Company harmless from debts incurred by QP outside the scope of the distribution and related agreements. The Company terminated these agreements on March 26, 2006 without having exercised the option.
     Due to its liquidity circumstances, QP was unable to sustain operations without the Company’s subordinated financial and management support. Accordingly, QP was deemed to be a variable interest entity in accordance with FIN 46(R) and its results were consolidated with the Company’s consolidated financial statements for the period of September 16, 2005 through March 26, 2006, the effective termination date of the distribution and related agreement, without such option having been exercised.
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
     Based on an opinion of Mexico counsel, the Company’s management and the audit committee of the Board of Directors do not believe that the Company is likely to experience any loss with respect to this matter. However, there can be no assurance that the Mexican tax authorities will not pursue this matter and, if pursued, that it would not result in a material loss to the Company.

Note 5. Stockholders’ Equity
Common Stock Issued in Private Placement
     On August 13, 2007, the Company completed a private placement of 1,262,500 shares of common stock to certain accredited investors at a price of $8.00 per share pursuant to the terms of a Securities Purchase Agreement, dated August 7, 2007. In addition, the investors received warrants to purchase an aggregate of 416,622 additional shares of common stock at an exercise price of $9.50 per share (described below). Gross proceeds from the private placement were $10,100,000 and net proceeds of $9,134,000 (after the placement agent’s commission and other offering expenses). Pursuant to the terms of a Registration Rights Agreement, dated August 7, 2007, the shares of common stock issued to the investors in the private placement and the shares of common stock to be issued upon the exercise of the warrants issued in the private placement were registered on a Form S-1 (File No. 333-145810), which was declared effective on September 12, 2007. If the Registration Statement ceases to remain continuously effective, or the Holders of the Registrable Securities are not permitted to utilize the related Prospectus to resell the securities registered under the Registration Statement for more than ten consecutive calendar days, or more than a total of fifteen calendar days in any twelve month period, the Company will be required to pay the security holders, until cured, partial liquidated damages in cash equal to 1% monthly, up to a maximum of 15%, of the aggregate purchase price paid pursuant to the terms of the Securities Purchase Agreement. If the Company is required to pay liquidated damages and payments are not made seven days from the due date, the holders will become entitled to interest payments of 18% per annum on the amount due. The Company, after having evaluated the registration payment arrangement, has determined that it is unlikely to incur any mandatory liability based on its past experience in filing registration statements. Accordingly, the Company does not believe it is necessary to record any reserves for contingent transfer of consideration in accordance with EITF FSP 00-19-2, “Accounting for Registration Payment Arrangements”.
     The securities issued in the private placement were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder. The securities offered were not registered under the Securities Act of 1933 or any state securities laws at the time of issuance and unless sold pursuant to the registration statement referenced above, the securities may not be offered or sold in the United States (or to a U.S. person) except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act of 1933 and applicable state securities laws. The Company also issued a warrant to purchase 88,375 shares of common stock to a placement agent in connection with the private placement (described below). The warrant has the same terms, including exercise price and registration rights, as the warrants issued in the private placement.
Common Stock Purchase Warrants Issued in Financing Transactions
     On August 13, 2007 the Company issued warrants to purchase 416,622 shares of common stock at an exercise price of $9.50 per share to investors in conjunction with the private placement of common stock described above. The Warrants are exercisable 181 days after August 13, 2007, and have a term of five years. The warrants are subject to adjustment in certain circumstances and require settlement in shares of the Company’s common stock. The Company accounted for the issuance of the common stock purchase warrants in accordance with the provisions of EITF 00-19. Based on the provisions of EITF 00-19, the Company classified the warrants as equity. The securities that are issuable upon exercise of the warrants were issued in the private placement were registered on a Form S-1 (File No. 333-145810), which was declared effective on September 12, 2007.
     On August 20, 2007, the Company issued a warrant to purchase 88,375 shares of common stock at an exercise price of $9.50 per share to the placement agent for the private placement described above. The warrants is exercisable 181 days after August 13, 2007, and has a term of five years. The warrant has the same terms as the warrants issued in the private placement and was accounted for in accordance with the provisions of EITF 00-19. The securities underlying the warrant were registered on the same registration statement.
Common Stock and Common Stock Purchase Warrants Issued to Non-Employees for Services
     During the six months ended September 30, 2007, the Company recorded $2,000 for certain warrants with service conditions issued in prior periods. In April 2007, the Company terminated the service agreements with the service providers and accelerated the vesting of the outstanding warrants and extended the exercise period to two years. The non-vested portion of the warrants were adjusted to fair value at the time of acceleration using the Black Scholes pricing model and the following weighted average assumptions: Fair value of the underlying stock $5.92; risk-free interest rate 4.87% percent; contractual life of 2 years; dividend yield of 0.00%; and volatility of 70.00%.

     On November 7, 2006, the Company entered into a two-year consulting agreement with its new director, Robert Burlingame. Under the terms of the agreement, the Company issued the director a warrant to purchase 75,000 shares of the Company’s common stock, exercisable at a price equal to the Company’s common stock in its initial public offering in consideration of corporate advisory services. The warrants were fully exercisable and non-forfeitable at date of issuance. The warrants were valued using the Black-Scholes option pricing model. Assumptions used were as follows: Fair value of the underlying stock of $9.00, which represented the expected mid-point of the IPO at the December 31, 2006 reporting date; risk-free interest rate of 4.70% percent; contractual life of 5 years; dividend yield of 0%; and volatility of 70%. The fair value of the warrants amounted to $416,000. Following the guidance enumerated in Issue 2 of EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, the Company is amortizing the fair value of the warrants over the two year term of the consulting agreement which is consistent with its treatment of similar cash transactions. For the three and six months ended September 30, 2007, the amortized fair value of the warrant amounted to $44,000 and $88,000, respectively, and was recorded as selling, general and administrative expense in the accompanying condensed consolidated statements of operations.
Note 6. Stock-Based Compensation
     Prior to April 1, 2006, the Company accounted for stock-based employee compensation arrangements in accordance with the provisions of APB No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and its related interpretations and applied the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of Statement of Financial Accounting Standard No. 123 ’Share-Based Payments’” (“SFAS 123”). The Company used the minimum value method to measure the fair value of awards issued prior to April 1, 2006 with respect to its application of the disclosure requirements under SFAS 123.
     The Company recognized in salaries and related expense in the condensed consolidated statements of operations $38,000 and $76,000 of stock-based compensation expense during the three and six months ended September 30, 2007, respectively, which represents the intrinsic value amortization of options granted prior to April 1, 2006 that the Company is continuing to account for using the recognition and measurement principles prescribed under APB 25. At September 30, 2007, there was $256,000 of unrecognized compensation cost related to options that the Company accounted for under APB 25 through March 31, 2006. These costs are expected to be recognized over a weighted average amortization period of 2.10 years.
     Effective April 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123(R) “Share Based Payment” (“SFAS 123(R)”) using the prospective transition method, which requires the fair value measurement and recognition of compensation expense for all share-based payment awards granted, modified and settled to the Company’s employees and directors after April 1, 2006. The Company’s condensed consolidated financial statements as of September 30, 2007 and for the three and six months ended September 30, 2007 reflect the impact of SFAS 123(R). In accordance with the prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).
     The effect of recording stock-based compensation expense in accordance with the provisions of SFAS 123(R) is as follows (in thousands, except per share amounts):

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006
Cost of service revenue	$3	$1	$3	$1
Research and development	27	—	61	—
Selling, general and administrative	186	41	272	41

Total stock-based compensation	$216	$42	$336	$42

Effect on basic and diluted net loss per common share	$(0.02)	$(0.01)	$(0.03)	$(0.01)

     No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options. The implementation of SFAS 123(R) did not have an impact on cash flows from financing activities during the three and six months ended September 30, 2007.

     The Company estimated the fair value of employee stock awards using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three Months		Six Months
	Ended		Ended
	September 30		September 30
	2007	2006	2007	2006
Expected life	6.0 years	6.0 years	5.5 years	6.0 years
Risk-free interest rate	4.68%	4.76%	4.90%	4.76%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Volatility	70%	70%	70%	70%
     The estimated expected life of stock options represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by SAB 107 for “plain vanilla” options. The Company used this approach as it did not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. The expected stock price volatility for the Company’s stock options for the three and six months ended September 30, 2007 was determined by examining the historical volatilities for industry peers and using an average of the historical volatilities of the Company’s industry peers as the Company did not have any trading history for its common stock. The Company will continue to analyze the historical stock price volatility and expected term assumption as more historical data for the Company’s common stock becomes available. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.
     In addition, SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. Prior to the adoption of SFAS 123(R), the Company accounted for forfeitures as they occurred.
     A summary of all option activity as of September 30, 2007 and changes during the six months then ended is presented below:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
	Shares	Exercise	Contractual	Value
Options	(000)	Price	Term	($000)
Outstanding at April 1, 2007	2,020	$4.91
Granted	644	7.41
Exercised	(111)	0.37
Forfeited or expired	(81)	4.45

Outstanding at September 30, 2007	2,472	$5.78	7.09	$6,640

Exercisable at September 30, 2007	1,366	$3.71	5.72	$6,075

     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock ($7.50) for stock options that were in-the-money as of September 30, 2007.
     During the three and six months ended September 30, 2007, the Company granted stock options to employees with a weighted-average grant date fair value of $5.59 and $4.67 per share, respectively. At September 30, 2007, there was unrecognized compensation costs of $3,771,800 related to these stock options. The cost is expected to be recognized over a weighted-average amortization period of 3.64 years.
     On April 26, 2007, the Company modified a stock option grant to its Chief Financial Officer. The Company cancelled the original stock option grant to purchase 60,000 shares of the Company’s common stock and replaced the grant with a restricted stock grant with similar terms to the original grant. The modification of this award did not result in incremental fair value or an additional charge to Company’s condensed consolidated statements of operations.
     The Company issues new shares of common stock upon exercise of stock options.
     As provided under the 2006 Plan, the aggregate number of shares authorized for issuance as awards under the 2006 Plan automatically increased on April 1, 2007 by 592,220 shares (which number constitutes 5% of the 11,844,411 outstanding shares on the last day of the fiscal year ended March 31, 2007). Remaining shares authorized for issuance from the 2006 Plan at September 30, 2007 was 1,075,719.
Non-Employee Options
     The Company believes that the fair value of the stock options issued to non-employees is more reliably measurable than the fair value of the services received. The fair value of the stock options granted was calculated using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Three Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2007	2007
Estimated life	2.58 years	2.60 years
Risk-free interest rate	4.03%	4.50%
Dividend yield	0.00%	0.00%
Volatility	70%	70%
     Stock-based compensation expense will fluctuate as the fair market value of the common stock fluctuates. In April 2007, the Company accelerated the vesting of certain non-employee stock options and extended the option exercise period to two years after termination of the underlying agreement. During the three and six months ended September 30, 2007, the Company recorded $2,000 and $7,000 of stock-based compensation expense related to non-employees, respectively.
Note 7. Income Taxes
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which became effective for the Company beginning January 1, 2007. FIN 48 addresses how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the tax benefit from an uncertain tax position can be recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The adoption of FIN 48 had no impact on the Company’s financial condition, results of operations or cash flows.
     Utilization of the Company’s net operating loss (“NOL”) carryforwards could become subject to potentially substantial annual limitations due to ownership change that could occur in the future as provided in Section 382 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes could limit the amount of NOL and R&D tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than fifty percentage points over a three-year period. Since its formation, the Company has raised capital through the issuance of capital stock which, combined with the purchasing shareholders’ subsequent disposition of those shares, could result in a change of control in the future upon subsequent disposition.
     The Company has completed a study to assess whether a change in control has occurred or whether there have been multiple changes of control since the Company’s formation. The study concluded that no change in control occurred for purposes of Section 382 and therefore no additional adjustments were recorded or disclosed. Interest and penalties related to uncertain tax positions will be reflected in income tax expense. If the Company experiences a change of control at any time, utilization of NOL or R&D tax credit carryforwards would be subject to an annual limitation under Section 382. This annual limitation is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and could then be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D tax credit carryforwards before utilization. As of September 30, 2007, the Company had not recorded any tax penalties or interest in its condensed consolidated financial statements. All tax years since the Company’s inception remain subject to future examination by the major jurisdictions in which it is subject to taxation.
Note 8. Segment and Geographic Information
     The Company is organized primarily on the basis of operating units which are segregated by geography.
     The following tables present information about reportable segments (in thousands):

Three months ended September 30, 2007	U.S	Europe	Mexico	Total
Product revenues	$69	$170	$431	$670
Service revenues	307	—	—	307

Total revenues	376	170	431	977
Depreciation and amortization expense	110	56	25	191
Loss from operations	(4,881)	(384)	(414)	(5,679)
Interest expense	(306)	—	—	(306)
Interest income	200	—	—	200

Three months ended September 30, 2006	U.S	Europe	Mexico	Total
Product revenues	$28	$548	$462	$1,038
Service revenues	214	—	—	214

Total revenues	242	548	462	1,252
Depreciation and amortization expense	95	47	23	165
Loss from operations	(3,126)	(425)	(1,006)	(4,557)
Interest expense	(222)	—	—	(222)
Interest income	42	—	—	42

Six months ended September 30, 2007	U.S	Europe	Mexico	Total
Product revenues	$107	$238	$957	$1,302
Service revenues	541	—	—	541

Total revenues	648	238	957	1,843
Depreciation and amortization expense	201	111	44	356
Loss from operations	(9,308)	(945)	(842)	(11,095)
Interest expense	(645)	—	—	(645)
Interest income	406	—	—	406

Six months ended September 30, 2006	U.S	Europe	Mexico	Total
Product revenues	$56	$828	$1,058	$1,942
Service revenues	388	—	—	388

Total revenues	444	828	1,058	2,330
Depreciation and amortization expense	190	92	46	328
Loss from operations	(5,715)	(1,053)	(1,829)	(8,597)
Interest expense	(261)	—	—	(261)
Interest income	100	—	—	100
     During the three months ended September 30, 2007 and 2006, sales to a customer in India were $27,000 and $464,000, respectively. During the six months ended September 30, 2007 and 2006, sales to a customer in India were $27,000 and $585,000, respectively. These sales were reported as part of the Europe segment.

The following table shows property and equipment balances by segment (in thousands):

September 30,
2007
U.S.	$1,066
Europe	789
Mexico	372

$2,227

The following table shows total asset balances by segment (in thousands):

September 30,
2007
U.S.	$16,822
Europe	1,585
Mexico	1,633

$20,040

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as of September 30, 2007 and our audited consolidated financial statements for the year ended March 31, 2007 included in our 10K/A, which was with the Securities and Exchange Commission on July 27, 2007.
     This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, the words “expects,” “anticipates,” “intends,” “estimates,” “plans,” “projects,” “continue,” “ongoing,” “potential,” “expect,” “predict,” “believe,” “intend,” “may,” “will,” “should,” “could,” “would” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about, but not limited to: the progress and timing of our development programs and regulatory approvals for our products; the benefits and effectiveness of our products; the development of protocols for clinical studies; enrollment in clinical studies; the progress and timing of clinical trials and physician studies; our expectations related to the use of our cash reserves; our ability to manufacture sufficient amounts of our product candidates for clinical trials and products for commercialization activities; the outcome of discussions with the FDA and other regulatory agencies; the content and timing of submissions to, and decisions made by, the FDA and other regulatory agencies, including demonstrating to the satisfaction of the FDA the safety and efficacy of our products; the ability of our products to meet existing or future regulatory standards; the rate and causes of infection; the accuracy of our estimates of the size and characteristics of the markets which may be addressed by our products; our expectations and capabilities relating to the sales and marketing of our current products and our product candidates; the execution of distribution agreements; the expansion of our sales force and distribution network; the establishment of strategic partnerships for the development or sale of products; the timing of commercializing our products; our ability to protect our intellectual property and operate our business without infringing on the intellectual property of others; our ability to continue to expand our intellectual property portfolio; our expectations about the outcome of litigation and controversies with third parties; our ability to attract and retain qualified directors, officers, employees and advisory board members; our relationship with Quimica Pasteur; our ability to compete with other companies that are developing or selling products that are competitive with our products; the ability of our products to become the standard of care for controlling infection in chronic and acute wounds; our ability to expand to and commercialize products in markets outside the wound care market; our estimates regarding future operating performance, earnings and capital requirements;our ability to attract capital on terms acceptable to us, if at all; our ability to control and to reduce our costs; our expectations with respect to our microbiology contract testing laboratory; our expectations relating to the concentration of our revenue from international sales; and the impact of the Sarbanes-Oxley Act of 2002 and any future changes in accounting regulations or practices in general with respect to public companies
     Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as our ability to develop and commercialize new products; the risks in obtaining patient enrollment for our studies; the risk of unanticipated delays in research and development efforts; the risk that we may not obtain reimbursement for our existing test and any future products we may develop; the risks and uncertainties associated with the regulation of our products by the U.S. Food and Drug Administration; the ability to compete against third parties; our ability to obtain capital when needed; our history of operating losses; the risks associated with protecting our intellectual property; and the risks set forth under “Risks Related to our Business.” These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
     In the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors that May Affect Results,” all references to “Oculus,” “we,” “us,” or “our” mean Oculus Innovative Sciences, Inc.
Business Overview
     We have developed, and we manufacture and market, a family of products intended to prevent and treat infections in chronic and acute wounds. Infection is a serious potential complication in both chronic and acute wounds, and controlling infection is a critical step in wound healing. Our platform technology, called Microcyn, is a proprietary oxychlorine small molecule formulation that is designed to treat a wide range of organisms that cause disease, or pathogens, including viruses, fungi, spores and antibiotic resistant strains of bacteria, such as Methicillin-resistant Staphylococcus aureus, or MRSA, and Vancomycin-resistant Enterococcus, or VRE, in wounds. We do not have the necessary regulatory approvals to market Microcyn in the United States as a drug, nor do we have the necessary regulatory clearance or approval to market Microcyn in the U.S. as a medical device for an antimicrobial or wound healing indication. However, our device product is cleared for sale in the United States as a medical device for wound cleaning, or debridement, lubricating, moistening and dressing; is a device under CE Mark in Europe with anti-infective claims; and is approved as a drug in India and as an antiseptic in Mexico.
     Clinical testing we conducted in connection with our submissions to the FDA, as well as physician clinical studies, suggest that our Microcyn-based product may help reduce a wide range of pathogens from acute and chronic wounds. These physician clinical studies suggest that our Microcyn-based product is easy to use and complementary to most existing treatment methods in wound care. Physician clinical studies in the United States suggest that our 510(k) product may shorten hospital stays, lower aggregate patient care costs and, in certain cases, reduce the need for system-wide systemic (oral or injectable), antibiotics.
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
     Our goal is to become a worldwide leader in treating infections. We currently have, and intend to seek additional regulatory clearances and approvals to market our Microcyn-based products worldwide. In July 2004, we began selling Microcyn in Mexico after receiving approval from the Mexican Ministry of Health, or MOH, for the use of Microcyn as an antiseptic, disinfectant and sterilant. Since then, physicians in the United States, Europe, India and Mexico have conducted 20 physician clinical studies assessing Microcyn’s use in the treatment of infections in a variety of wound types, including hard-to-treat wounds such as diabetic ulcers and burns. These studies were not intended to be rigorously designed or controlled clinical trials and, as such, did not have all of the controls required for clinical trials used to support an NDA submission to the FDA in that they often did not include blinding, randomization, predefined clinical end points, use of placebo and active control groups or U.S. good clinical practices requirements.

We used the data generated from some of these studies to support our application for the CE Mark, or European Union certification, for wound cleaning and reduction of the amount of bacteria in wounds. We received the CE Mark in November 2004 and additional international approvals in Canada, Mexico and India. Microcyn has also received three FDA 510(k) clearances for use as a medical device in wound cleaning, or debridement, lubricating, moistening and dressing, including traumatic wounds and acute and chronic dermal lesions.
     In the first fiscal quarter of 2008, we began enrolling patients in a Phase II randomized open label, controlled clinical trial, which is designed to evaluate the effectiveness of Microcyn in mildly infected diabetic foot ulcers with endpoints of clinical cure and improvement of infection (resolution of signs and symptoms of infection) supported by microbiological response. We are using 15 clinical sites targeting a total enrollment of 60 patients in the following three arms of the study: Microcyn alone, Microcyn plus an oral antibiotic, and saline plus an oral antibiotic. We expect to complete enrollment of our Phase II trial in the fourth calendar quarter of 2007 and announce results in the first calendar quarter of 2008. A well known contract research organization is coordinating, monitoring and documenting results of this trial. Following the completion of this trial, we plan to request a formal review meeting with the FDA. Depending on the outcome of those discussions, we plan to continue our development program which is intended to provide the clinical basis for submission to the FDA of a NDA for the treatment of mildly infected diabetic foot ulcers. In the event that we obtain drug approval from the FDA, we may seek clearance for treatment of other types of wounds. We are currently pursuing strategic partnerships to assess potential applications for Microcyn in several other markets, including respiratory, ophthalmology, dermatology, dental and veterinary markets, and FDA or other governmental approvals may be required for any potential new products or new indications. We have reduced expenses in our international operations in order to focus our resources on our U.S. clinical trials.
     We currently make Microcyn available under our 510(k) clearances in the United States primarily through our website, one national distributor and several regional distributors. We plan for a more aggressive commercialization and product launch in the event we obtain drug approval from the FDA. Most of our current marketing efforts in the United States are designed to build brand awareness and obtain market feedback. In Europe, we have limited sales through a few local distributors. In Mexico, we sell Microcyn through a network of distributors and through a contract sales force, including salespeople, nurses and clinical support staff. In India we sell through Alkem, a large pharmaceutical company in India. In China, we recently signed a distribution agreement with China Bao Tai, which intends to distribute Microcyn to hospitals, doctors and clinics through Sinopharm, the largest pharmaceutical company in China, and to retail pharmacies through Lianhua Supermarkets after required regulatory approval in China is obtained.
Financial Operations Overview
Second Quarter Developments
     On August 13, 2007, we completed a private placement of 1,262,500 shares of the Company’s common stock to certain accredited investors at a price of $8.00 per share pursuant to the terms of a Securities Purchase Agreement, dated August 7, 2007. In addition, the investors received warrants to purchase an aggregate of 416,622 additional shares of common stock at an exercise price of $9.50 per share, subject to adjustment in certain circumstances. The warrants are exercisable 181 days after August 13, 2007, and have a term of five years. Gross proceeds from the private placement were approximately $10.1 million, and net proceeds of $9.1 million (after deducting the placement agent’s commission and other offering expenses).
Comparison of Three Months Ended September 30, 2007 and 2006
Revenues
     We experienced a decline in product revenues and growth in our services businesses resulting in reported revenues of $977,000 in the three months ended September 30, 2007, a decline of 22% from the prior year level of $1.3 million. The $368,000, or 35%, decline in product revenues was due primarily to $437,000 in lower recurring sales to our customer Alkem Laboratories Limited, in India. Sales to Alkem in the prior year were driven by orders to stock samples used during its initial product launch. As the sample orders have not recurred in the subsequent year, the sales volumes in India have decreased accordingly. Sales growth in Mexico and Europe has decreased with the reduction in our direct sales forces in Mexico and Europe in the past year.

     The following table shows our product revenues by country (in thousands); note that sales in India are reported as part of our Europe business:

	Three months ended Sept 30,		Increase
	2007	2006	(Decrease)
U.S.	$69	$28	$41
Mexico	431	462	(31)
India	27	464	(437)
Europe	143	84	59

Total	$670	$1,038	$(368)

     The $93,000, or 43%, increase in service revenues was due primarily to an increase in the volume of tests provided by our services business. We expect that our service revenues will significantly decline in future periods, as we continue to implement our strategy of focusing primarily on our Microcyn business.
Gross Profit / Loss
     We reported gross profit from our Microcyn products of $267,000, or 40% of product revenues, in the three months ended September 30, 2007, compared to a gross profit of $499,000, or 48%, in the year ago period. This decrease is due primarily to the lower sales volumes in India, and the relatively high fixed cost component in our European facility where this product is produced. The reductions in our sales force internationally over the past year lead to lower sales in our European and Mexican subsidiaries in accordance with our strategy of shifting our focus to U.S. clinical trials. We reported a gross profit from our services business of $20,000, or 7% of service revenues, in the three months ended September 30, 2007, compared to the prior year reported gross loss of $7,000, or -3% of service revenues.
     We expect gross profit to fluctuate as a percentage of sales in future periods as we continue to experience irregular product revenues. As product revenues grow, however, we expect our gross profit to grow as a percentage of sales as our revenues exceed our relatively high fixed cost of manufacturing, and as we move further away from our low margin services business.
Research and Development Expense
     Research and development expense consists primarily of costs associated with personnel, materials, and clinical trials within our product development, regulatory and clinical organizations. Research and development expense increased $1.5 million, or 176%, to $2.3 million for the three months ended September 30, 2007, from $828,000 for the three months ended September 30, 2006. This increase was primarily the result of $1.2 million in increased clinical development costs which include $748,000 in contract research organization fees, related to our ongoing Phase II clinical trial as well as preparation for two Phase III pivotal trials. Our other research and development expenses increased as we grew the product development team, expanded the scope of our new product development initiatives, and continued to enhance our cGMP manufacturing capabilities at our U.S. research and development facility.
     We expect research and development expenses to increase significantly in future periods as we incur costs associated with our FDA trials for the treatment of diabetic foot ulcer infections, and as we further expand the scope of our new product development programs.
Selling, General and Administrative Expense
     Selling, general and administrative expenses consist primarily of costs for sales, marketing and administrative personnel, as well as other corporate expenses such as legal, accounting, and insurance. Selling, general and administrative expense decreased $538,000, or 13%, to $3.7 million for the three months ended September 30, 2007, from $4.2 million for the three months ended September 30, 2006. This decrease was primarily due to a $949,000 decrease in our selling, general and administrative expenses in our Europe and Mexico subsidiaries resulting from our previous expense reductions in those regions. This decrease was offset in part by increases in bonus expense by $351,000, stock compensation charges by $93,000, and expenses related to being a public company including $221,000 in legal and accounting fees and $82,000 in insurance expense.
     We expect that selling, general and administrative costs will increase in future periods due primarily to outside consulting fees associated with the required compliance with Section 404 of the Sarbanes Oxley Act of 2002 during the fiscal year ending March 31, 2008.

Interest income and expense and other income and expense
     Interest expense increased $84,000 to $306,000 for the three months ended September 30, 2007, from $222,000 in the year ago period, primarily due to the issuance of new debt since the year ago period. During the three months ended September 30, 2007, $4.7 million of debt was paid down, including the $4.0 million Burlingame note, reducing our total debt to $2.9 million at September 30, 2007, as compared to $4.6 million in the year ago period. Interest income increased $158,000 to $200,000 for the three months ended September 30, 2007, from $42,000 in the year ago period, primarily due to the higher interest bearing cash balance in the current year.
     Other income and expense decreased $125,000 to $243,000 for the three months ended September 30, 2007, from $368,000 for the three months ended September 30, 2006. This account primarily consists of amounts due to the fluctuation of foreign exchange rates, and the resulting gain or loss booked for the revaluation of our intercompany notes payable denominated in non-local currencies. The other income, net, booked in the three months ended September 30, 2007 and 2006 are primarily due to the U.S. dollar weakening in relation to the Euro and the Mexican Peso during those periods. The decrease in the charge in the current period as compared to the year ago period is due both to the greater relative fluctuation in exchange rates, and the increased size of the intercompany notes in the current year as compared to a year ago.
     Due to the difficulty of predicting foreign currency fluctuations, we do not know the affect that such fluctuations may have on our operating results in future periods.
Comparison of Six Months Ended September 30, 2007 and 2006
Revenues
     We experienced a decline in product revenues and growth in our services businesses resulting in reported revenues of $1.8 million in the six months ended September 30, 2007, a decline of 21% from the prior year level of $2.3 million. The $640,000, or 33%, decline in product revenues was due primarily to $558,000 lower recurring sales to our customer Alkem Laboratories Limited, in India. Sales to Alkem in the prior year were driven by orders to stock samples used during their initial product launch. As the sample orders have not recurred in the current year, the sales volumes in India have decreased accordingly. Sales growth in Mexico and Europe has decreased with the reduction in our direct sales forces in Mexico and Europe in the past year.
     The following table shows our product revenues by country (in thousands); note that sales in India are reported as part of our Europe business:

	Six months ended Sept 30,		Increase
	2007	2006	(Decrease)
U.S.	$107	$56	$51
Mexico	957	1,058	(101)
India	27	585	(558)
Europe	211	243	(32)

Total	$1,302	$1,942	$(640)

     The $153,000, or 39%, increase in service revenues was due primarily to an increase in the volume of tests provided by our services business.
Gross Profit / Loss
     We reported gross profit from our Microcyn products of $523,000, or 40% of product revenues, in the six months ended September 30, 2007, compared a gross profit of $899,000, or 46%, in the year ago period. This decrease is due primarily to the lower sales volumes in India, and the relatively high fixed cost component in our European facility where this product is produced. The reductions in our direct sales force in Mexico and Europe in the past year lead to lower sales in our European and Mexican subsidiaries. We reported a gross profit from our services business of $12,000, or 2% of service revenues, in the six months ended September 30, 2007, compared to the prior year reported gross loss of $34,000, or -9% of service revenues.

Research and Development Expense
     Research and development expense increased $2.9 million, or 182%, to $4.5 million for the six months ended September 30, 2007, from $1.6 million for the six months ended September 30, 2006. This increase was primarily the result of $2.4 million higher clinical development costs which include $1.2 million in contract research organization fees related to our ongoing Phase II clinical trial, as well as preparation for two Phase III pivotal trials. In addition, our other research and development expenses increased as we grew the product development team, expanded the scope of our new product development initiatives, and continued to enhance our cGMP manufacturing capabilities at our U.S. research and development facility.
Selling, General and Administrative Expense
     Selling, general and administrative expense decreased $726,000, or 9%, to $7.1 million for the six months ended September 30, 2007, from $7.9 million for the six months ended September 30, 2006. This decrease was primarily due to a $1.6 million decrease in selling, general and administrative expenses in our Europe and Mexico subsidiaries resulting from our previous expense reductions in those regions. This decrease was offset in part by increases in bonus expense by $451,000, stock compensation charges by $157,000, and expenses related to being a public company including $491,000 in legal and accounting fees and $228,000 in insurance expense.
Interest income and expense and other income and expense
     Interest expense increased $384,000 to $645,000 for the six months ended September 30, 2007, from $261,000 in the year ago period, primarily due to the issuance of $2.9 million of new debt over the prior year. During the six months ended September 30, 2007, $5.3 million of debt was paid down, including the $4.0 million Burlingame note, reducing our total debt to $2.9 million at September 30, 2007, as compared to $5.3 million a year ago. Interest income increased $306,000 to $406,000 for the six months ended September 30, 2007, from $100,000 in the year ago period, primarily due to the higher interest bearing cash balance in the current year.
     Other income and expense increased $682,000 to $774,000 for the six months ended September 30, 2007, from $92,000 for the six months ended September 30, 2006. This account primarily consists of charges due to the fluctuation of foreign exchange rates, and the resulting gain or loss booked for the revaluation of our intercompany notes payable denominated in non-local currencies. The other income, net, booked in the six months ended September 30, 2007 and 2006 is primarily due to the weakening U.S. dollar in relation to the Euro and the Mexican Peso during those periods. The increase in the other income, net in the current period as compared to the year ago period is due both to the greater relative fluctuation in exchange rates, and the increased size of the intercompany notes in the current year as compared to a year ago.
Liquidity and Capital Resources
     Since our inception, we have incurred significant losses. As of September 30, 2007, we had an accumulated deficit of approximately $81.0 million. We have not yet achieved profitability, and we expect that our operating losses will continue to increase. As a result, we will need to raise additional capital to sustain our business until such time that we are able to generate sufficient product revenues to achieve profitability.
Sources of Liquidity
     As of September 30, 2007, we had unrestricted cash and cash equivalents of $14.9 million. Since our inception, substantially all of our operations have been financed through sales of equity securities, including $10.1 million from our private placement in August 2007. We have also used our revenues to date as a source of additional liquidity.
     On August 13, 2007, we completed a private placement of 1,262,500 shares of our common stock to certain accredited investors at a price of $8.00 per share pursuant to the terms of a securities purchase agreement. In addition, the investors received warrants to purchase an aggregate of 416,622 additional shares of our common stock at an exercise price of $9.50 per share, subject to adjustment in certain circumstances. The warrants are exercisable 181 days after August 13, 2007, and have a term of five years.

     We have also received additional funding through loans, as described below.
     In June 2006, we entered into a loan and security agreement with a financial institution to borrow a maximum of $5.0 million. Under this facility we have borrowed $4.2 million, and have paid back $852,000 in principal as of September 30, 2007. The terms of this facility include monthly principal payments over three years, plus interest payments of 8.5% per annum. In conjunction with this agreement, we issued warrants to purchase up to 75,000 shares of our Series B convertible preferred stock at an exercise price of $18.00 per share. Warrants to purchase 53,750 shares were issued and exercisable at execution of the agreement.
     On November 7, 2006, we signed a loan agreement with Robert Burlingame, under which Mr. Burlingame advanced to us $4.0 million, which funded on November 10, 2006, accruing interest at an annual rate of 7%. The principal and all accrued interest under the loan agreement were to be paid promptly after the closure of a private placement of securities, such as our private placement in August 2007. In August 2007, we paid all principal and outstanding interest under this loan agreement from cash, including $2.0 million of restricted cash.
Cash Flows
     As of September 30, 2007, we had unrestricted cash and cash equivalents of $14.9 million, compared to $19.1 million at March 31, 2007. Additionally, at March 31, 2007 we had $2.0 million of restricted cash reserved for the repayment of the Burlingame loan.
     Net cash used in operating activities was $9.8 million during the six months ended September 30, 2007, as compared to $8.7 million during the six months ended September 30, 2006. Net cash used in the six months ended September 30, 2007 reflected primarily the $10.6 million net loss for the period, and to a lesser extent the decrease in accounts payable due to the timing of payments made to our vendors, particularly legal, accounting, and printing costs associated with our initial public offering, an increase in accrued expenses due primarily to the expected discretionary bonuses accrued during the fiscal year, and non-cash charges including stock-based compensation, depreciation and non-cash interest expense. Net cash used in the six months ended September 30, 2006 reflected primarily the $8.7 million net loss for the period, and to a lesser extent a decrease in accounts receivable due to the timing of payments made from our customers, a decrease in accounts payable due to the timing of payments made to our vendors, and non-cash charges including stock-based compensation, depreciation and non-cash interest expense.
     Net cash used in investing activities was $247,000 during the six months ended September 30, 2007, as compared to $587,000 during the six months ended September 30, 2007 and 2006, respectively. Net cash used during the six months ended September 30, 2007 was used primarily to invest in fixed assets and to make other capital expenditures to support increased personnel and to enhance our cGMP manufacturing capabilities at our U.S. research and development facility. During the six months ended September 30, 2006, net cash was used primarily to invest in fixed assets to support the expansion of our worldwide manufacturing capacity.
     Net cash provided by financing activities was $6.0 million during the six months ended September 30, 2007 primarily due to the gross $10.1 million private placement of our common stock to certain accredited investors, which provided $9.1 million of net cash, less certain direct fees and commissions. These amounts were offset by $5.3 million of principal payments on debt due primarily to the $4.0 million Burlingame note that was paid off during the period. Net cash provided by financing activities was $4.3 million for the six months ended September 30, 2006 primarily due to the addition of $4.4 million of new debt during the period.
Operating Capital and Capital Expenditure Requirements
     We expect to continue to incur substantial operating losses in the future as we continue our FDA clinical trials on our Microcyn technology to treat diabetic foot ulcers, and the subsequent commercialization of any FDA approved drug. It may take several years to obtain the necessary regulatory approvals to commercialize Microcyn as a drug in the United States.
     We have incurred net losses of $5.5 million and $10.6 million for the three and six months ended September 30, 2007. At September 30, 2007 and March 31, 2007, the Company’s accumulated deficit amounted to $81.0 million and $70.5 million, respectively.
     We currently anticipate that our cash and cash equivalents, together with revenues we expect to generate and interest we expect to earn on invested funds, will be sufficient to meet our anticipated cash requirements through at least October 1,2 008. We have undertaken certain initiatives to reduce costs in an effort to conserve liquidity and also to redirect efforts on the longer term strategy of focusing on our clinical trials and related research and development activities. We consider the completion of Phase II and Phase III clinical trials to be critical milestones in the development of our business. These clinical trials must also be completed in order for us to commercialize Microcyn as a drug product in the United States. We believe Phase II clinical trials are substantially complete, but the Phase III trials will require significant expenditures. Commencement of the Phase III clinical trials will be delayed until we raise additional capital or secure commitments for additional capital in amounts sufficient to proceed with these trials. We expect to continue incurring losses for the foreseeable future and must raise additional capital during the next twelve months to pursue our product development initiatives, fund clinical trials and penetrate markets for the sale of our products. We cannot provide any assurance that we will raise additional capital. If we are unable to raise additional capital, we will be required to curtail certain operating activities and implement additional cost reductions in an effort to conserve liquidity in amounts sufficient to sustain the business for the next twelve months. Under these circumstances, our Phase III clinical trials would be delayed for a period of time that is currently indeterminate.

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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There have been no material changes in our quantitative and qualitative disclosures about market risk for the three and six-month ended September 30, 2007 from our Annual Report on Form 10-K/A for the year ended March 31, 2007. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K/A for the year then ended.
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
     On March 14, 2006, we filed suit in the U.S. District Court for the Northern District of California against Nofil Corporation and Naoshi Kono, Chief Executive Officer of Nofil, for breach of contract, misappropriation of trade secrets and trademark infringement. We believe that Nofil Corporation violated key terms of both an exclusive purchase agreement and non-disclosure agreement by contacting and working with a potential competitor in Mexico. In the complaint, we seek damages of $3,500,000 and immediate injunctive relief. On February 13, 2007, we received the defendant’s answer and cross-complaint. The cross-complaint, which alleges fraudulent inducement to enter contracts, breach of non-disclosure contract, trade secret misappropriation, conversion and violation under civil RICO statutes by the Company, seeks damages in excess of $4,500,000. We believe that the cross-complaint, and allegations therein, are without merit. Since the cross-complaint was filed, defendants’ counsel has withdrawn and defendants have failed to take any action to prosecute their claims. We filed a motion to dismiss the cross-complaint in its entirety and a motion for summary judgment seeking a pre-trial ruling granting all of the affirmative relief requested in our complaint. If successful, this will result in a judgment against defendants and the trial date, currently November 17, 2007, will be vacated. On November 9, 2007, the court granted our motion to dismiss Nofil’s cross complaint. We expect the court to rule on our motion for summary judgment on November 14, 2007. While it is not possible to predict the outcome of our motion for summary judgment with certainty, we believe that it is unlikely that this matter will result in a material loss or have a material adverse effect on our financial condition or operations.
     We are currently in discussions regarding two trademark matters asserting confusion in trademarks with respect to our use of the name Microcyn60 in Mexico. We settled one of the trademark matters in August 2006. Although we believe that the nature and intended use of our products are different from those with the similar names, we have agreed with one of the parties to change the name under which we market our products. Although such plaintiff referred the matter to the Mexico Trademark Office, we are not aware of a claim for monetary damages. We are in discussions with the other party and believe that the name change will satisfy an assertion of confusion; however, our management believes that we could incur a possible loss of approximately $100,000 for the use of the name Microcyn60 during the twelve month period following the date of settlement.

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
     We are, from time to time, involved in legal matters arising in the ordinary course of its business. While our management believes that such matters are currently not material, there can be no assurance that matters arising in the ordinary course of business for which we are or could become involved in litigation, will not have a material adverse effect on our business, financial condition or results of operations.
Item 1A. Risk Factors
Factors that May Affect Results
Risks Related to Our Business
We have a history of losses, we expect to continue to incur losses and we may never achieve profitability.
     We have incurred significant net losses in each fiscal year since our inception, including losses of $19.8 million, $23.1 million and $16.5 million for the years ended March 31, 2007, 2006 and 2005, respectively and $10.6 million during the six months ended September 30, 2007. Our accumulated deficit as of September 30, 2007 was $81.0 million. We have yet to demonstrate that we can generate sufficient sales of our products to become profitable. The extent of our future operating losses and the timing of profitability are highly uncertain, and we may never achieve profitability. Even if we do generate significant revenues from our product sales, we expect that increased operating expenses will result in significant operating losses in the near term as we, among other things:
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
     If we do not raise additional capital, we will need to curtail certain operational activities in order to reduce costs. We cannot provide any assurance that we will secure any commitments for new financing on acceptable terms, if at all.

Because all of our products are based on our Microcyn platform technology, we will need to generate sufficient revenues from the sale of Microcyn to execute our business plan.
     All of our products are based on our Microcyn platform technology, and we do not have any non-Microcyn product candidates that will generate revenues in the foreseeable future. Accordingly, we expect to derive substantially all of our future revenues from sales of our current Microcyn products. We have only been selling our products since July 2004, and substantially all of our historical product revenues have been from sales of Microcyn in Mexico. Although we began selling in Europe in October 2004, in the United States in June 2005, and in India in July 2006, our product revenues outside of Mexico were not significant prior to fiscal year 2007. For example, product revenues from countries outside of Mexico were just 9% of our product revenues for the year ended March 31, 2006. However, during the year ended March 31, 2007, the percentage of product revenues from outside of Mexico increased to 32% and during the six months ended September 30, 2007 was 27%. Microcyn has not been adopted as a standard of care for wound treatment in any country and may not gain acceptance among physicians, nurses, patients, third-party payors and the medical community. Existing protocols for wound care are well established within the medical community and tend to vary geographically, and healthcare providers may be reluctant to alter their protocols to include the use of Microcyn. If Microcyn does not achieve an adequate level of acceptance, we will not generate sufficient revenues to become profitable. We recently decreased our sales and marketing activities in Europe and Mexico, which could materially affect our revenues in the geographic areas in the future.
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

     If we raise additional funds by issuing equity or convertible debt securities, dilution to our stockholders could result. Any equity or convertible debt securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise additional funds by issuing equity securities below the then current exercise price in certain outstanding warrants, the issuance could trigger anti-dilution rights and result in additional dilution to you. If we raise additional funds by issuing debt securities, these debt securities could impose significant restrictions on our operations. If we raise additional funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or products, or grant licenses on terms that are not favorable to us. A failure to obtain adequate funds may cause us to curtail certain operational activities, including regulatory trials, sales and marketing, and international operations, in order to reduce costs and sustain the business, and would have a material adverse effect on our business and financial condition.
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
     We have sponsored the majority of physicians performing physician clinical studies of Microcyn and in some cases, the physicians who performed these studies also hold equity in our company. The physician clinical studies were performed in the United States, Mexico and Italy, and used various endpoints, methods and controls. These studies were not intended to be rigorously designed or controlled clinical trials and, as such, did not have all of the controls required for clinical trials used to support an NDA submission to the FDA in that they often did not include blinding, randomization, predefined clinical endpoints, use of placebo and active control groups or U.S. good clinical practice requirements. Consequently, the results of these physician clinical studies may not be used by us to support an NDA submission for Microcyn to the FDA. In addition, any results obtained from clinical trials designed to support an NDA submission for Microcyn to the FDA may not be as favorable as results from such physician clinical studies and otherwise may not be sufficient to support an NDA submission or FDA approval of any Microcyn NDA.
     The FDA approval process is expensive and uncertain, requires detailed and comprehensive formulation scientific and other data and generally takes several years. Despite the time and expense exerted, approval is never guaranteed. We do not know whether we will obtain favorable results in our preclinical and clinical studies or whether we will obtain the necessary regulatory approvals to market Microcyn as a drug in the United States. We anticipate that obtaining approval for the use of Microcyn to treat infections in wounds in the United States will take several years. Even if we obtain FDA approval to sell Microcyn as a drug, we may not be able to successfully commercialize Microcyn as a drug in the United States and may never recover the substantial costs we have invested in the development of our Microcyn products.
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
     The FDA and other regulatory bodies may also change standards and acceptable trial procedures required for a showing of safety and efficacy. For example, until recently, the FDA accepted non-inferiority clinical trials, or clinical trials that show that a new treatment is equivalent to standard treatment, as the standard for anti-infective drug approvals. On October 12, 2007, the FDA released draft guidance entitled Antibacterial Drug Products: Use of Noninferiority Studies to Support Approval. This new agency guidance requires either placebo-controlled or superiority trial designs, which are designed to test whether, and to what extent, a new treatment is better than the placebo. The uncertainty of clinical trial protocols and changes within FDA guidelines could have a negative impact on the timelines and milestones for our clinical program.
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
     We do not know whether our products based on Microcyn will receive approval from the FDA as a drug. The data from clinical studies of Microcyn conducted by physicians to date will not satisfy the FDA’s regulatory criteria for approval of an NDA. In order for us to seek approval for the use of Microcyn as a drug in the treatment of infections in wounds, we will be required to conduct additional preclinical and clinical trials and submit applications for approval to the FDA. For example, we are currently conducting a Phase II study and are planning to conduct a pilot study of Microcyn for the treatment of wound infections. We will need to conduct additional non-clinical and well-controlled clinical trials in order to generate data to support FDA approval of Microcyn for this indication.

     The outcomes of clinical trials are inherently uncertain. In addition, we do not know whether the necessary approvals or clearances will be granted or delayed for future products. The FDA could request additional information, changes to formulation or clinical testing that could adversely affect the time to market and sale of products as drugs. If we do not obtain the requisite regulatory clearances and approvals, we will be unable to commercialize our products as drugs or devices and may never recover any of the substantial costs we have invested in the development of Microcyn.
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
     In accordance with the settlement of a trademark infringement lawsuit filed against us in Mexico, we have agreed to change the name under which we market our products in Mexico. In addition, in May 2006, a complaint was filed against us for trademark confusion in connection with the same tradename, and we are in settlement negotiations concerning such claim. We have marketed our products in Mexico under the brand name of Microcyn60 since 2004. During the six months ended September 30, 2007 and the year ended March 31, 2007 the percentage of our product revenues derived from Mexico were 73% and 68%, respectively. As a result of our agreement to change our product name, we may lose the benefit of the brand name recognition we have generated in the region and our product sales in Mexico could decline. In locations where we have distributed our products, we believe that the brand names of those products have developed name recognition among consumers who purchase them. Any change to the brand name of our other products may cause us to lose such name recognition, which may lead to confusion in the marketplace and a decline in sales of our products.
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
     To penetrate our target markets, we may need to enter into additional collaborative agreements to assist in the development and commercialization of future products. For example, depending upon our analysis of the time and expense involved in obtaining FDA approval to sell a product to treat open wounds, we may choose to license our technology to a third party as opposed to pursuing commercialization ourselves. Establishing strategic collaborations is difficult and time-consuming. Potential collaborators may reject collaborations based upon their assessment of our financial, regulatory or intellectual property position and our internal capabilities. Our discussions with potential collaborators may not lead to the establishment of new collaborations on favorable terms and may have the potential to provide collaborators with access to our key intellectual property filings and next generation formations. We have limited control over the amount and timing of resources that our current collaborators or any future collaborators devote to our collaborations or potential products. These collaborators may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our collaborators may not develop or commercialize products that arise out of our collaborative arrangements or devote sufficient resources to the development, manufacture, marketing or sale of these products. By entering into a collaboration, we may preclude opportunities to collaborate with other third parties who do not wish to associate with our existing third party strategic partners. Moreover, in the event of termination of a collaboration agreement, termination negotiations may result in less favorable terms.
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
     In September 2005, a complaint was filed against us in Mexico claiming trademark infringement with respect to our Microcyn60 mark. To settle this claim we have changed the name under which we market our products in Mexico. A second unrelated claim was filed against us in Mexico in May 2006, claiming trademark infringement with respect to our Microcyn60 mark in Mexico. We are in discussions with the claimant to settle the matter.
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
     We have international operations in Mexico and Europe. During the six months ended September 30, 2007 65% of our total revenue was generated from sales outside of the United States. Our business is highly regulated for the use, marketing and manufacturing of our Microcyn products both domestically and internationally. Our international operations are subject to risks, including:
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
     We plan to continue to market and sell our products internationally to respond to customer requirements and market opportunities. We currently have international manufacturing facilities in Mexico and The Netherlands. Establishing operations in any foreign country or region presents risks such as those described above as well as risks specific to the particular country or region. In addition, until a payment history is established over time with customers in a new geography or region, the likelihood of collecting receivables generated by such operations could be less than our expectations. As a result, there is a greater risk that reserves set with respect to the collection of such receivables may be inadequate. If our operations in any foreign country are unsuccessful, we could incur significant losses and we may not achieve profitability.
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
     Our success depends largely on the skills, experience and performance of key members of our executive management team, including Hojabr Alimi, our Chief Executive Officer, and a member of our Board of Directors and Robert Northey, our Director of Research and Development. The efforts of these people will be critical to us as we continue to develop our products and attempt to commercialize products in the chronic and acute wound care market. If we were to lose one or more of these individuals, we may experience difficulties in competing effectively, developing our technologies and implementing our business strategies.
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
     Healthcare fraud and abuse laws are complex, and even minor, inadvertent irregularities can potentially give rise to claims that a statute or regulation has been violated. The frequency of suits to enforce these laws have increased significantly in recent years and have increased the risk that a healthcare company will have to defend a false claim action, pay fines or be excluded from the Medicare, Medicaid or other federal and state healthcare programs as a result of an investigation arising out of such action. We cannot assure you that we will not become subject to such litigation. Any violations of these laws, or any action against us for violation of these laws, even if we successfully defend against it, could harm our reputation, be costly to defend and divert management’s attention from other aspects of our business. Similarly, if the physicians or other providers or entities with whom we do business are found to have violated abuse laws, they may be subject to sanctions, which could also have a negative impact on us.
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
     As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the Securities and Exchange Commission, or the Commission, including expanded disclosures and accelerated reporting requirements and more complex accounting rules for the reporting period ending March 31, 2008. Compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and other requirements will increase our costs and require additional management resources. In a letter following their dismissal, our prior independent auditors informed us that we did not have the appropriate financial management and reporting structure in place to meet the demands of a public company and that our accounting and financial personnel lacked the appropriate level of accounting knowledge, experience and training. Our current independent auditors recommended certain changes in our internal controls, which we are working on? implementing. We have upgraded our finance and accounting systems, procedures and controls and will need to continue to implement additional finance and accounting systems, procedures and controls as we grow our business and organization, enter into complex business transactions and take actions designed to satisfy new reporting requirements. Specifically, our experience in entering into a series of Agreements with Quimica Pasteur, or QP, a Mexico-based distributor of pharmaceutical products to hospitals and health care entities owned or operated by the Mexican Ministry of Health, or MOH, indicated that we need to better plan for complex transactions and the application of complex accounting principles relating to those transactions and to better identify potentially improper practices. As a result of these agreements, we were required to consolidate QP’s operations with our financial results for a portion of our year ended March 31, 2006. In connection with our audit of QP’s financial statements in late 2005, we were made aware of a number of facts that suggested that QP or its principals may have engaged in some form of tax avoidance practice in Mexico prior to the execution of the agreements between our company and QP, and we did not discover these facts prior to our execution of these agreements or for several months thereafter. If we are unable to complete the required Section 404 assessment as to the adequacy of our internal control over financial reporting, if we fail to maintain or implement adequate controls, or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting as of the date of our second Annual Report on Form 10-K for which compliance is required and thereafter, our ability to obtain additional financing could be impaired. In addition, investors could lose confidence in the reliability of our internal control over financial reporting and in the accuracy of our periodic reports filed under the Securities Exchange Act of 1934. A lack of investor confidence in the reliability and accuracy of our public reporting could cause our stock price to decline. Also, if we are unable to implement and maintain adequate internal controls, we could be subject to fines and penalties. For example, although we do not believe that we are responsible for any tax avoidance practices of QP’s principals prior to June 16, 2005, the Mexican taxing authority could make a claim against us or our Mexican subsidiary. We have been informed by counsel in Mexico that the statute of limitations, including for action for fraud, is five years from March 31, 2006.
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
     Prior to our initial public offering, there was no public market for our common stock. Although we listed our common stock listed on the Nasdaq Global Market, an active and liquid trading market for our common stock has not yet and may not ever develop or be sustained. You may not be able to sell your shares quickly or at or above the price you paid for our stock if trading in our stock is not active.
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
Item 2. Unregistered Sales of Securities and Use of Proceeds
     On August 13, 2007, we completed a private placement of 1,262,500 shares of our common stock to certain accredited investors at a price of $8.00 per share pursuant to the terms of a Securities Purchase Agreement, dated August 7, 2007. In addition, the investors received warrants to purchase an aggregate of 416,622 additional shares of common stock at an exercise price of $9.50 per share, subject to adjustment in certain circumstances. The warrants are exercisable 181 days after August 13, 2007, and have a term of five years. Gross proceeds from the private placement were approximately $10.1 million and net proceeds of $9.1 million (after deducting the placement agent’s commission and other offering expenses). Pursuant to the terms of a Registration Rights Agreement, dated August 7, 2007, the shares of common stock issued to the investors in the private placement and the shares of common stock to be issued upon the exercise of the warrants issued in the private placement were registered on a Form S-1 (File No. 333-145810), which was declared effective on September 12, 2007.
     The securities issued in the private placement were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder. The securities offered were not registered under the Securities Act of 1933 or any state securities laws at the time of issuance and unless sold pursuant to the registration statement referenced above, the securities could not be offered or sold in the United States (or to a U.S. person) except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act of 1933 and applicable state securities laws. The Company also issued a warrant to purchase 88,375 shares of common stock to a placement agent in connection with the private placement. The warrant has the same terms, including exercise price and registration rights, as the warrants issued in the private placement.
     On January 24, 2007, a Registration Statement on Form S-1 (File No. 333-135584) relating to our initial public offering was declared effective by the SEC. The closing was January 30, 2007, and on February 16, 2007, our underwriters exercised their option to sell over-allotment shares. In total, the net offering proceeds to us including over-allotment shares were approximately $21.9 million (after deducting underwriting discounts, commissions and offering expenses). Through September 30, 2007, $17.7 million of the net proceeds were used, including $6.3 million for clinical trials and related research and development, $4.0 million for payment on the specified loan from Robert Burlingame, $2.4 million for working capital and general corporate purposes, $3.6 million for sales and marketing activities worldwide, and $486,000 were used to expand facilities and laboratory operations capacity and for information systems infrastructure. A portion of the net proceeds may also be used to acquire or invest in complementary businesses, technologies, services or products.

Item 4. Submission of Matters to a Vote of the Security Holders
     We held an Annual Meeting of our Stockholders on September 30, 2007, at which the following occurred:
     ELECTION OF DIRECTORS TO THE BOARD OF DIRECTORS: The stockholders elected Hojabr Alimi, James Schutz, Akihisa Akao, Jay Birnbaum, Edward Brown, Robert Burlingame, Richard Conley and Gregory French as Directors. The votes on the matters were as follows:

Hojabr Alimi
FOR	7,229,420
WITHHELD	81,492

James Schutz
FOR	7,233,337
WITHHELD	77,575

Akihisa Akao
FOR	7,238,777
WITHHELD	72,135

Jay Birnbaum
FOR	7,251,230
WITHHELD	59,682

Edward Brown
FOR	7,251,230
WITHHELD	59,682

Robert Burlingame
FOR	7,235,221
WITHHELD	75,691

Richard Conley
FOR	7,251,470
WITHHELD	59,442

Gregory French
FOR	7,251,470
WITHHELD	59,442

     APPROVAL OF AMENDED AND RESTATED 2006 STOCK INCENTIVE PLAN: The stockholders approved the Amended and Restated 2006 Stock Incentive Plan. The vote on the matter was as follows:

FOR	4,558,567
AGAINST	357,627
ABSTAIN	57,697
BROKER NON-VOTE	2,336,751
RATIFICATION OF THE SELECTION BY THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS OF MARCUM & KLIEGMAN LLP AS OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS: The stockholders ratified the selection by the Audit Committee of the Board of Directors of Marcum & Kliegman LLP as our independent registered public accountants for the 2007 fiscal year. The vote on the matter was as follows:

FOR	7,213,807
AGAINST	62,699
ABSTAIN	34,406
Item 5. Other Information
Adoption of 10b5-1 Plans
Mr. Hoji Alimi, our chief executive officer and member of the Board of Directors, and Mr. Akihisa Akao, each intends to enter into a plan to buy or sell common stock of the Company in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. Under Rule 10b5-1, directors, officers and other persons who are not in possession of material non-public information may adopt pre-arranged sales or purchase plans for the Company’s securities under specified terms and conditions. The rule allows individuals adopting such plans to buy or sell shares as specified in the plan, even if subsequent material and non-public information becomes available to them. The plans will be approved pursuant to our insider trading policy, and transactions executed under the provisions of a purchase or sales plan will be reported through Form 4 filings with the SEC. No purchases or sales will be made under the plans prior to a date that is ninety days following the date of adoption of the plan.
Other directors, officers and other persons may, from time to time, adopt purchase or sales plans in accordance with Rule 10b5-1.
Item 6. Exhibits

Exhibit
Number	Description
10.1	Securities Purchase Agreement, dated as of August 7, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 13, 2007).

10.2	Registration Rights Agreement, dated as of August 7, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 13, 2007).

10.3	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 13, 2007).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1#	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

32.2#	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

#	In accordance with Item 601(b)(32)(ii) of Regulation SK and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oculus Innovative Sciences, Inc.

Date: November 13, 2007	By:	/s/ Hojabr Alimi

Hojabr Alimi
	Its:	Chairman of the Board of Directors
and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2007	By:	/s/ Robert Miller

Robert Miller
	Its:	Chief Financial Officer
(Principal Financial Officer and
Accounting Officer)

Exhibit Index

Exhibit
Number	Description
10.1	Securities Purchase Agreement, dated as of August 7, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 13, 2007).

10.2	Registration Rights Agreement, dated as of August 7, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 13, 2007).

10.3	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 13, 2007).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1#	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

32.2#	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

#	In accordance with Item 601(b)(32)(ii) of Regulation SK and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act.