Form 10-Q
period 2007-12-31
Oculus Innovative Sciences, Inc.
filed 2008-02-08
CIK 1367083

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter ended December 31, 2007
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
Registrant’s telephone number, including area code (707) 782-0792
Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filter, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):
Large Accelerated Filer ☐       Non-Accelerated Filer ☑       Accelerated Filer ☐       Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
As of February 7, 2008 the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 13,271,035.

OCULUS INNOVATIVE SCIENCES, INC.
Index

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)
PART I: FINANCIAL INFORMATION
Item 1. Financial Statements

	December 31,	March 31,
	2007	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,353	$19,050
Restricted cash	—	2,000
Accounts receivable, net	974	1,364
Inventories	278	282
Prepaid expenses and other current assets	602	1,172

Total current assets	12,207	23,868
Property and equipment, net	2,221	2,207
Restricted cash	54	49
Debt issue costs, net	411	826

Total assets	$14,893	$26,950

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,515	$2,551
Accrued expenses and other current liabilities	2,121	1,421
Current portion of long-term debt	1,709	6,045
Current portion of capital lease obligations	21	17

Total current liabilities	5,366	10,034
Long-term debt, less current portion	753	1,990
Capital lease obligations, less current portion	8	25
Deferred revenue	485	—

Total liabilities	6,612	12,049

Commitments and Contingencies
Stockholders’ Equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized, 13,271,035 and 11,844,411 shares issued and outstanding at December 31, 2007 (unaudited) and March 31, 2007, respectively.	1	1
Additional paid-in capital	95,992	85,751
Accumulated other comprehensive loss	(1,361)	(364)
Accumulated deficit	(86,351)	(70,487)

Total stockholders’ equity	8,281	14,901

Total liabilities and stockholders’ equity	$14,893	$26,950

See accompanying notes

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Revenues:
Product	$843	$801	$2,145	$2,742
Service	223	251	764	639

Total revenues	1,066	1,052	2,909	3,381

Cost of revenues:
Product	508	542	1,287	1,584
Service	233	218	761	641

Total cost of revenues	741	760	2,048	2,225

Gross profit	325	292	861	1,156

Operating expenses:
Research and development	2,580	795	7,070	2,390
Selling, general and administrative	3,299	4,614	10,440	12,480

Total operating expenses	5,879	5,409	17,510	14,870

Loss from operations	(5,554)	(5,117)	(16,649)	(13,714)
Interest expense	(199)	(305)	(844)	(565)
Interest income	150	30	556	130
Other income (expense), net	299	565	1,073	657

Net loss	(5,304)	(4,827)	(15,864)	(13,492)
Preferred stock dividends	—	(121)	—	(363)

Net loss available to common stockholders	$(5,304)	$(4,948)	$(15,864)	$(13,855)

Net loss per common share: basic and diluted	$(0.40)	$(1.17)	$(1.26)	$(3.28)

Weighted-average number of shares used in per common share calculations:
Basic and diluted	13,264	4,223	12,561	4,222

Other comprehensive loss, net of tax:
Net loss	$(5,304)	$(4,827)	$(15,864)	$(13,492)
Foreign currency translation adjustments	(281)	(496)	(997)	(639)

Comprehensive loss	$(5,585)	$(5,323)	$(16,861)	$(14,131)

See accompanying notes

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(15,864)	$(13,492)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	548	498
Stock-based compensation	916	1,060
Non-cash interest expense	415	256
Loss on disposal of equipment	5	—
Unrealized foreign exchange gain	(1,135)	(694)
Changes in operating assets and liabilities:
Accounts receivable	416	(500)
Inventories	17	(84)
Prepaid expenses and other current assets	582	839
Accounts payable	(1,050)	(787)
Accrued expenses and other liabilities	1,162	(461)

Net cash used in operating activities	(13,988)	(13,365)

Cash flows from investing activities:
Purchases of property and equipment	(414)	(653)

Net cash used in investing activities	(414)	(653)

Cash flows from financing activities:
Deferred offering costs	—	(1,036)
Proceeds from the issuance of common stock, net of offering costs	9,124	—
Proceeds from the issuance of common stock in connection with exercise of stock options and warrants	201	10
Proceeds from the issuance of convertible preferred stock	—	2,903
Debt issue costs	—	(75)
Proceeds from the issuance of long-term debt	—	8,381
Decrease in restricted cash for repayment of debt	2,000	—
Principal payments on debt	(5,649)	(1,040)
Payments on capital lease obligations	(12)	(12)

Net cash provided by financing activities	5,664	9,131
Effect of exchange rate on cash and cash equivalents	41	(41)

Net decrease in cash and cash equivalents	(8,697)	(4,928)
Cash and equivalents, beginning of period	19,050	7,448

Cash and equivalents, end of period	$10,353	$2,520

Supplemental disclosure of cash flow information:
Cash paid for interest	$521	$271

Fair value of warrants issued with line of credit	$—	$1,151

Financed equipment	$76	$—

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
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements as of December 31, 2007 and for the three and nine months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual audited consolidated financial statements. The unaudited condensed consolidated balance sheet as of December 31, 2007, condensed consolidated statements of operations for the three and nine months ended December 31, 2007 and 2006, and the condensed consolidated statements of cash flows for the nine months ended December 31, 2007 and 2006 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and nine months ended December 31, 2007 are not necessarily indicative of results to be expected for the year ending March 31, 2008 or for any future interim period. The condensed consolidated balance sheet at March 31, 2007 has been derived from audited consolidated financial statements. However, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K/A, which was filed with the SEC on July 27, 2007.
Significant Accounting Policies
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
     Periodically the Company evaluates its application of all accounting policies. During the three months ended December 31, 2007, the Company evaluated its application of SEC Staff Accounting Bulletin (“SAB”) 104 “Revenue Recognition” to certain distributors purchasing product from its Mexico subsidiary. During the fourth quarter of fiscal 2007, the Company significantly reduced its direct sales force in Mexico while deciding to rely more heavily on an expanded network of distributors. As a result of certain distributors’ inability to provide inventory or product sell-through reports on a timely basis, and as a result of slow payment on accounts receivable where distributors await payment from their customers prior to payment, the Company determined the appropriate treatment for recognizing revenue for those distributors is to defer and recognize revenue when payment is received. The Company believes the receipt of payment is the best indication of product sell-through. The Company will defer recognition of gross profit associated with these customers until payment is received. The gross profit deferral is included in accrued expenses and other current liabilities in the accompanying December 31, 2007 condensed consolidated balance sheet.

Use of Estimates
     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Periodically, the Company evaluates and adjusts estimates accordingly. The allowance for uncollectible accounts receivable balances amounted to $373,000 and $207,000, which are included in accounts receivable, net in the accompanying December 31, 2007 and March 31, 2007 condensed consolidated balance sheets, respectively.
Foreign Currency Transactions
     Foreign currency gains relate to working capital loans that the parent Company has made to its foreign subsidiaries which are expected to be repaid. The Company recorded foreign currency gains for the three months ended December 31, 2007 and 2006 of $324,000 and $52,000, respectively. The Company recorded foreign currency gains for the nine months ended December 31, 2007 and 2006 of $1,135,000 and $694,000, respectively. The related gains were recorded in other income (expense) in the accompanying condensed consolidated statements of operations.
Net Loss per Share
     The Company computes net loss per share in accordance with SFAS No. 128 “Earnings Per Share” and has applied the guidance enumerated in Staff Accounting Bulletin No. 98 (“SAB Topic 4D”) with respect to evaluating its issuances of equity securities during all periods presented.
     Under SFAS No. 128, basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods, as applicable. The computation of basic loss per share excludes potentially dilutive securities because their inclusion would be anti-dilutive.
     The following securities were excluded from basic and diluted net loss per share calculation because their inclusion would be anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Options to purchase common stock	2,576	2,043	2,576	2,043
Restricted stock units	60	—	60	—
Warrants to purchase common stock	1,829	1,060	1,829	1,060
Convertible preferred stock (as if converted)	—	4,153	—	4,045
Warrants to purchase convertible preferred stock (as if converted)	—	88	—	88

	4,465	7,344	4,465	7,236

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
     The Company completed a classification assessment of all of its freestanding derivative financial instruments as of December 31, 2007 and determined that such instruments meet the criteria for equity classification in accordance with EITF 00-19.
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
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on its financial condition and results of operations.
     Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.
Note 2. Going Concern, Liquidity and Financial Condition
     The Company incurred a net loss of $5,304,000 and $15,864,000 for the three and nine months ended December 31, 2007, respectively. At December 31, 2007 the Company’s accumulated deficit amounted to $86,351,000. During the nine months ended December 31, 2007, net cash used in operating activities amounted to $13,988,000. At December 31, 2007, the Company’s working capital amounted to $6,841,000. The Company needs to raise additional capital from external sources in order to sustain its operations while continuing the longer term efforts contemplated under its business plan. The Company expects to continue incurring losses for the foreseeable future and must raise additional capital to pursue its product development initiatives, to begin its Phase III clinical trial, to penetrate markets for the sale of its products and to continue as a going concern. The Company cannot provide any assurance that it will raise additional capital. If the Company is unable to raise additional capital, it will be required to curtail certain operating activities and implement additional cost reductions in an effort to conserve capital in amounts sufficient to sustain operations and meet it obligations for the next twelve months. Management believes that the Company has access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means; however, the Company has not secured any commitment for new financing at this time nor can it provide any assurance that new financing will be available on commercially acceptable terms, if at all. If the Company is unable to secure additional capital, it may be required to curtail its research and development initiatives, delay clinical trials and take additional measures to reduce costs in order to conserve its cash. These measures could cause significant delays in the Company’s efforts to commercialize its products in the United States, which is critical to the realization of its business plan and the future operations of the Company. The accompanying condensed consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. These matters raise substantial doubt about the Company’s ability to continue as a going concern.
     The Company has undertaken initiatives to reduce costs in an effort to conserve liquidity and also to redirect its efforts on the longer term strategy of focusing on its clinical trials and related research and development activities. The Company considers the completion of Phase II and Phase III clinical trials to be critical milestones in the development of the business. The Company completed enrollment and treatment of all patients in its Phase II clinical trial during the three months ended December 31, 2007. The Phase III trials will require significant expenditures and must also be completed in order for the Company to commercialize Microcyn as a drug product in the United States. Commencement of the Phase III clinical trials will be delayed until the Company raises additional capital or secures commitments for additional capital in amounts sufficient to proceed with these trials. Without additional capital, the Company’s Phase III clinical trials would be delayed for a period of time that is currently indeterminate.

     As described in Note 5, on August 13, 2007, the Company closed the private placement of 1,262,500 shares of its common stock at a purchase price of $8.00 per share, and warrants to purchase an aggregate of 416,622 shares of common stock at an exercise price of $9.50 per share for gross proceeds of $10,100,000 and net proceeds of $9,124,000 (after deducting the placement agent’s commission and other offering expenses).
     Additionally, pursuant to Amendment No. 1 to the Burlingame loan agreement (Note 3), subsequent to the close of the private placement on August 13, 2007, the Company was required to promptly repay the $4,000,000 outstanding note balance and interest. The note was originally scheduled to be repaid on November 7, 2007. The note was repaid in full by August 31, 2007.
Note 3. Condensed Consolidated Balance Sheet
Inventories
     Inventories consisted of the following (in thousands):

December 31,
2007
Raw materials	$337
Finished goods	116

453
Less: inventory allowances	(175)

$278

Notes Payable
     On June 14, 2006, the Company entered into a credit facility providing it with up to $5,000,000 of available credit. The facility permitted the Company to borrow up to a maximum of $2,750,000 for growth capital, $1,250,000 for working capital based on eligible accounts receivable and $1,000,000 in equipment financing. In June 2006, the Company drew an aggregate of $4,182,000 of borrowings under this facility. These borrowings are payable in 30 to 33 fixed monthly installments with interest at rates ranging from 12.4% to 12.7% per annum, maturing at various times through April 9, 2009. As of December 31, 2007, the Company has no unused availability under this credit facility since amounts drawn under the working capital facility were based upon an initial measurement of eligible accounts receivable.
     In connection with the borrowings under this facility, the Company also issued to the lender warrants to purchase up to 71,521 shares of its common stock at an exercise price of $18.00 per share. The aggregate fair value of all warrants issued to the lender under this arrangement amounts to $1,046,000. This amount was recorded as debt issue costs in the December 31, 2007 condensed consolidated balance sheet and is being amortized as interest expense over the term of the credit facility of 30 to 33 months.
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
     On March 29, 2007, the Company entered into Amendment No. 1 to the loan agreement evidencing the credit facility described above. Pursuant to the amendment, the lender and the Company agreed that the lender’s security interest in the Company’s assets would not include the Company’s intellectual property unless and until the Company’s cash and cash equivalents fall below 600% of the Company’s average monthly operating expenses less non-cash charges. At December 31, 2007, the Company’s cash and cash equivalents position was not in excess of 600% of its average monthly operating expenses and therefore the lender holds a security interest in the Company’s intellectual property. On an ongoing basis, the Company will periodically review and assess whether the lender’s security interest should include the Company’s intellectual property. The Company’s intellectual property is used only as collateral and remains in the Company’s control unless the lender takes described action after an event of default by the Company under the loan agreements.
     In connection with the notes issued under the above credit facility, for the three and nine months ended December 31, 2007, the Company made $381,000 and $1,108,000 of principal payments, respectively. Additionally, for the three and nine months ended December 31, 2007, the Company made $77,000 and $266,000 of interest payments in connection with these notes, respectively. Also, for the three and nine months ended December 31, 2007, the Company recorded $107,000 and $322,000 of non-cash interest expense related to the amortization of debt issue costs, respectively. The aggregate remaining principal balance under this facility amounted to $2,222,000, including $1,647,000 in the current portion of long-term debt in the accompanying condensed consolidated balance sheet at December 31, 2007.
     On August 13, 2007, after the closure of the $10,100,000 million private placement of the Company’s common stock described in Note 5, the Company became obligated to repay outstanding amounts under the terms of the Amendment No. 1 to the Burlingame loan agreement. The Company paid $2,000,000 under the loan agreement on August 15, 2007, and the remaining $2,000,000 and accrued interest on August 31, 2007. Additionally, in connection with the note issued pursuant to this loan agreement, for the nine months ended December 31, 2007, the Company recorded $93,000 of non-cash interest expense related to the amortization of the debt issue costs. During the nine months ended December 31, 2007, the Company paid $222,000 of interest expense related to this note of which $109,000 was accrued at March 31, 2007.
     On April 12, 2007, the Company entered into a note agreement to purchase an automobile for $75,800 with interest at the rate of 7.75 % percent per annum. This note is payable in monthly installments of $1,500 through April 2012. During the three and nine months ended December 31, 2007, the Company made principal payments of $3,200 and $8,300 respectively. Additionally, during the three and nine months ended December 31, 2007, the Company made interest payments of $1,400 and $4,000, respectively. The remaining balance of this note amounted to $68,000 at December 31, 2007, including $14,000 in the current portion of long-term debt in the accompanying condensed consolidated balance sheet.
Note 4. Commitments and Contingencies
Legal Matters
     In November 2005, the Company identified a possible criminal misappropriation of its technology in Mexico, and notified the Mexican Attorney General’s office of the matter. The Company believes the Mexican Attorney General is currently conducting an investigation.
     In March 2006, the Company filed suit in the U.S. District Court for the Northern District of California against Nofil Corporation and Naoshi Kono, Chief Executive Officer of Nofil, alleging that defendants had wrongfully infringed the Company’s intellectual property rights in its Microcyn technology. Defendants later asserted counter-claims against the Company. On November 15, 2007 the Court granted the Company’s Motion to Dismiss the claims against the Company. Additionally, the Court issued an Order finding that defendants had violated key terms of both an Exclusive Purchase Agreement and a Non-Disclosure Agreement by contacting and working with a competitor in Mexico. The Court also permanently enjoined defendants from any further misuse of the Company’s Microcyn technology. On January 23, 2008, after an evidentiary hearing, the Court ordered the defendants to pay the Company $6,644,000 in damages for lost profits as a result of defendants’ breach of the Exclusive Purchase Agreement and the Non -Disclosure Agreement. The Company does not expect an appeal and will seek to collect on this judgment from defendants. The Company notes that collection may be impeded or delayed by the fact that defendants are a non-U.S. corporation and citizen, respectively, with unknown assets.
     The Company is currently in discussions regarding two trademark matters asserting confusion in trademarks with respect to the Company’s use of the name Microcyn60 in Mexico. The Company settled one of the trademark matters in August 2006. Although the Company believes that the nature and intended use of its products are different from those with the similar names, the Company has agreed with one of the parties to market its product in Mexico under a different name. Although such plaintiff referred the matter to the Mexico Trademark Office, the Company is not aware of a claim for monetary damages. The Company is in discussions with the other party and believes that the name change will satisfy an assertion of confusion; however, management believes that the Company will incur a loss of up to $100,000 as a result of this matter. The Company accrued $100,000 in connection with this matter, which is included in accrued expenses and other current liabilities in the accompanying December 31, 2007 condensed consolidated balance sheet.
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
Employment Agreements
     The Company has entered into employment agreements with five of its key executives. The agreements provide, among other things, for the payment of aggregate annual salaries of approximately $1,065,000 and twelve to twenty four months of severance compensation for terminations under certain circumstances. Aggregate potential severance compensation amounted to $1,492,500 at December 31, 2007. Additionally, during the nine months ended December 31, 2007, the Company added an additional member to the executive team who receives an annual salary of $242,000. The Company has not undertaken severance payment obligations with respect to this employee.
Property Lease Extension
     On September 13, 2007, the Company entered into Amendment No. 4 to the property lease agreement for its facility in Petaluma, California. The amendment extends the lease expiration date to September 30, 2010. Lease payments pursuant to the amendment amounted to $902,000, with $123,000 to be paid in the fiscal year ending March 31, 2008, $302,000 to be paid in the fiscal year ending March 31, 2009, $315,000 to be paid in the fiscal year ending March 31, 2010 and $161,000 to be paid thereafter.
Service Agreements
     On November 19, 2007, the Company entered into a one year agreement with an investor relations service provider. The agreement may be terminated by either party at anytime with thirty days notice. The Company will pay the service provider $120,000 over the term of the agreement. Additionally, if the agreement is not terminated prior to April 1, 2008, the service provider will be issued 12,000 shares of the Company’s common stock.
Commercial Agreements
     On May 8, 2007, and June 11, 2007, the Company entered into separate commercial agreements with two unrelated customers granting such customers the exclusive rights to sell the Company’s products in specified territories or for specific uses. Both customers are required to maintain certain minimum levels of purchases of the Company’s products in order to maintain exclusivity. Up-front payments amounting $475,000 under these agreements have been included in deferred revenue in the accompanying balance sheet and will be amortized in accordance with the terms of the underlying agreements.

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
Note 5. Stockholders’ Equity
Common Stock Issued in Private Placement
     On August 13, 2007, the Company completed a private placement of 1,262,500 shares of common stock to certain accredited investors at a price of $8.00 per share pursuant to the terms of a Securities Purchase Agreement, dated August 7, 2007. In addition, the investors received warrants to purchase an aggregate of 416,622 additional shares of common stock at an exercise price of $9.50 per share (described below). Gross proceeds from the private placement were $10,100,000 and net proceeds of $9,124,000 (after the placement agent’s commission and other offering expenses). Pursuant to the terms of a Registration Rights Agreement, dated August 7, 2007, the shares of common stock issued to the investors in the private placement and the shares of common stock to be issued upon the exercise of the warrants issued in the private placement were registered on a Form S-1 (File No. 333-145810), which was declared effective on September 12, 2007. If the Registration Statement ceases to remain continuously effective, or the Holders of the Registrable Securities are not permitted to utilize the related Prospectus to resell the securities registered under the Registration Statement for more than ten consecutive calendar days, or more than a total of fifteen calendar days in any twelve month period, the Company will be required to pay the security holders, until cured, partial liquidated damages in cash equal to 1% monthly, up to a maximum of 15%, of the aggregate purchase price paid pursuant to the terms of the Securities Purchase Agreement. If the Company is required to pay liquidated damages and payments are not made seven days from the due date, the holders will become entitled to interest payments of 18% per annum on the amount due. The Company, after having evaluated the registration payment arrangement, has determined that it is unlikely to incur any mandatory liability based on its past experience in filing registration statements. Accordingly, the Company does not believe it is necessary to record any reserves for contingent transfer of consideration in accordance with EITF FSP 00-19-2, “Accounting for Registration Payment Arrangements”.

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
     On August 20, 2007, the Company issued a warrant to purchase 88,375 shares of common stock at an exercise price of $9.50 per share to the placement agent for the private placement described above. The warrant is exercisable 181 days after August 13, 2007, and has a term of five years. The warrant has the same terms as the warrants issued in the private placement and was accounted for in accordance with the provisions of EITF 00-19. The securities underlying the warrant were registered on the same registration statement.
Common Stock and Common Stock Purchase Warrants Issued to Non-Employees for Services
     During the nine months ended December 31, 2007, the Company recorded $2,000 for certain warrants with service conditions issued in prior periods. In April 2007, the Company terminated the service agreements with the service providers and accelerated the vesting of the outstanding warrants and extended the exercise period to two years. The non-vested portion of the warrants were adjusted to fair value at the time of acceleration using the Black Scholes pricing model and the following weighted average assumptions: fair value of the underlying stock of $5.92; risk-free interest rate of 4.87% percent; contractual life of 2 years; dividend yield of 0.00%; and volatility of 70.00%.
     On November 7, 2006, the Company entered into a two-year consulting agreement with its new director, Robert Burlingame. Under the terms of the agreement, the Company issued the director a warrant to purchase 75,000 shares of the Company’s common stock, exercisable at a price equal to the Company’s common stock in its initial public offering in consideration of corporate advisory services. The warrant was fully exercisable and non-forfeitable at date of issuance. The warrant was valued using the Black-Scholes option pricing model. Assumptions used were as follows: fair value of the underlying stock of $9.00, which represented the expected mid-point of the IPO at the December 31, 2006 reporting date; risk-free interest rate of 4.70% percent; contractual life of 5 years; dividend yield of 0%; and volatility of 70%. The fair value of the warrants amounted to $416,000. Following the guidance enumerated in Issue 2 of EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, the Company is amortizing the fair value of the warrants over the two-year term of the consulting agreement which is consistent with its treatment of similar cash transactions. For the three and nine months ended December 31, 2007, the amortized fair value of the warrant amounted to $44,000 and $132,000, respectively, and was recorded as selling, general and administrative expense in the accompanying condensed consolidated statements of operations.
Note 6. Stock-Based Compensation
     Prior to April 1, 2006, the Company accounted for stock-based employee compensation arrangements in accordance with the provisions of APB No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and its related interpretations and applied the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of Statement of Financial Accounting Standard No. 123 ‘Share-Based Payments’” (“SFAS 123”). The Company used the minimum value method to measure the fair value of awards issued prior to April 1, 2006 with respect to its application of the disclosure requirements under SFAS 123.
     The Company recognized in salaries and related expense in the condensed consolidated statements of operations $36,000 and $112,000 of stock-based compensation expense during the three and nine months ended December 31, 2007, respectively, which represents the intrinsic value amortization of options granted prior to April 1, 2006 that the Company is continuing to account for using the recognition and measurement principles prescribed under APB 25. At December 31, 2007, there was $216,000 of unrecognized compensation cost related to options that the Company accounted for under APB 25 through March 31, 2006. These costs are expected to be recognized over a weighted average remaining amortization period of 1.74 years.
     Effective April 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123(R) “Share Based Payment” (“SFAS 123(R)”) using the prospective transition method, which requires the fair value measurement and recognition of compensation expense for all share-based payment awards granted, modified and settled to the Company’s employees and directors after April 1, 2006. The Company’s condensed consolidated financial statements as of December 31, 2007 and for the three and nine months ended December 31, 2007 reflect the impact of SFAS 123(R). In accordance with the prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).
     The effect of recording stock-based compensation expense in accordance with the provisions of SFAS 123(R) is as follows (in thousands, except per share amounts):

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,
	2007	2006	2007	2006
Cost of service revenue	$3	$1	$7	$3
Research and development	40	—	101	—
Selling, general and administrative	283	334	556	376

Total stock-based compensation	$326	$335	$664	$379

Effect on basic and diluted net loss per common share	$(0.02)	$(0.08)	$(0.05)	$(0.09)

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
     The Company estimated the fair value of employee stock awards using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three Months		Nine Months
	Ended		Ended
	December 31		December 31
	2007	2006	2007	2006
Expected life	6.0 years	2.0 years	5.6 years	5.0 years
Risk-free interest rate	4.14%	4.70%	4.76%	4.63%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Volatility	79%	70%	72%	70%
     The estimated expected life of stock options represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by SAB 107 for “plain vanilla” options. The Company used this approach as it did not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. The expected stock price volatility for the Company’s stock options for the three months ended December 31, 2007 was determined by examining the historical trading history of the Company’s common stock. In the prior periods, the expected volatility was determined by examining the historical volatilities of the Company’s industry peers and using an average of the historical volatilities of the industry peers as the Company did not have adequate trading history for its common stock. The Company will continue to analyze the historical stock price volatility and expected term assumption as more historical data for the Company’s common stock becomes available. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.
     In addition, SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. Prior to the adoption of SFAS 123(R), the Company accounted for forfeitures as they occurred.

     A summary of all option activity as of December 31, 2007 and changes during the nine months then ended is presented below:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
	Shares	Exercise	Contractual	Value
Options	(000)	Price	Term	($000)
Outstanding at April 1, 2007	2,020	$4.91
Granted	791	7.21
Exercised	(119)	0.56
Forfeited or expired	(116)	6.32

Outstanding at December 31, 2007	2,576	$5.75	7.07	$2,776

Exercisable at December 31, 2007	1,409	$3.85	5.64	$2,712

     The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the underlying fair value of the Company’s common stock ($4.10) for stock options that were in-the-money as of December 31, 2007.
     During the three and nine months ended December 31, 2007, the Company granted stock options to employees with a weighted-average grant date fair value of $4.45 and $4.62 per share, respectively. At December 31, 2007, there was unrecognized compensation costs of $4,075,000 related to stock options accounted for in accordance with the provisions of SFAS 123(R). The cost is expected to be recognized over a weighted-average amortization period of 3.79 years.
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
     As provided under the Company’s 2006 Stock Incentive Plan (“2006 Plan”), the aggregate number of shares authorized for issuance as awards under the 2006 Plan automatically increased on April 1, 2007 by 592,220 shares (which number constitutes 5% of the 11,844,411 outstanding shares on the last day of the fiscal year ended March 31, 2007). Remaining shares authorized for issuance from the 2006 Plan at December 31, 2007 was 928,969.
Non-Employee Options
     The Company believes that the fair value of the stock options issued to non-employees is more reliably measurable than the fair value of the services received. The fair value of the stock options granted was calculated using the Black-Scholes option-pricing model using the following weighted-average assumptions:

Nine Months
Ended
December 31,
2007
Estimated life	2.60 years
Risk-free interest rate	4.50%
Dividend yield	0.00%
Volatility	70%
     Stock-based compensation expense will fluctuate as the fair market value of the common stock fluctuates. In April 2007, the Company accelerated the vesting of certain non-employee stock options and extended the option exercise period to two years after termination of the underlying agreement. During the nine months ended December 31, 2007, the Company recorded $6,000 of stock-based compensation expense related to non-employees.
Note 7. Income Taxes
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which became effective for the Company beginning April 1, 2007. FIN 48 addresses how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the tax benefit from an uncertain tax position can be recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The adoption of FIN 48 had no impact on the Company’s financial condition, results of operations or cash flows.
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
     The Company has completed a study to assess whether a change in control has occurred or whether there have been multiple changes of control since the Company’s formation. The study concluded that no change in control occurred for purposes of Section 382 and therefore no additional adjustments were recorded or disclosed. Interest and penalties related to uncertain tax positions will be reflected in income tax expense. If the Company experiences a change of control at any time, utilization of NOL or R&D tax credit carryforwards would be subject to an annual limitation under Section 382. This annual limitation is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and could then be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D tax credit carryforwards before utilization. As of December 31, 2007, the Company had not recorded any tax penalties or interest in its condensed consolidated financial statements. All tax years since the Company’s inception remain subject to future examination by the major jurisdictions in which it is subject to taxation.
Note 8. Segment and Geographic Information
     The Company is organized primarily on the basis of operating units which are segregated by geography.
     The following tables present information about reportable segments (in thousands):

Three months ended December 31, 2007	U.S	Europe	Mexico	Total
Product revenues	$39	$208	$596	$843
Service revenues	223	—	—	223

Total revenues	262	208	596	1,066
Depreciation and amortization expense	108	57	24	189
Loss from operations	(4,963)	(330)	(261)	(5,554)
Interest expense	(199)	—	—	(199)
Interest income	150	—	—	150

Three months ended December 31, 2006	U.S	Europe	Mexico	Total
Product revenues	$51	$91	$659	$801
Service revenues	251	—	—	251

Total revenues	302	91	659	1,052
Depreciation and amortization expense	95	56	21	172
Loss from operations	(3,243)	(790)	(1,084)	(5,117)
Interest expense	(305)	—	—	(305)
Interest income	30	—	—	30

Nine months ended December 31, 2007	U.S	Europe	Mexico	Total
Product revenues	$146	$446	$1,553	$2,145
Service revenues	764	—	—	764

Total revenues	910	446	1,553	2,909
Depreciation and amortization expense	311	168	69	548
Loss from operations	(14,268)	(1,276)	(1,105)	(16,649)
Interest expense	(844)	—	—	(844)
Interest income	556	—	—	556

Nine months ended December 31, 2006	U.S	Europe	Mexico	Total
Product revenues	$106	$920	$1,716	$2,742
Service revenues	639	—	—	639

Total revenues	745	920	1,716	3,381
Depreciation and amortization expense	284	148	66	498
Loss from operations	(8,990)	(959)	(3,765)	(13,714)
Interest expense	(565)	—	—	(565)
Interest income	130	—	—	130
     During the three months ended December 31, 2007 and 2006, sales to a customer in India were $56,000 and $21,000, respectively. During the nine months ended December 31, 2007 and 2006, sales to a customer in India were $83,000 and $604,000, respectively. These sales were reported as part of the Europe segment.
The following table shows property and equipment balances by segment (in thousands):

December 31,
2007
U.S.	$1,097
Europe	752
Mexico	372

$2,221

The following table shows total asset balances by segment (in thousands):

December 31,
2007
U.S.	$11,938
Europe	1,516
Mexico	1,439

$14,893

Note 9. Subsequent Events
Nofil Litigation
     On January 23, 2008, after an evidentiary hearing, the Court ordered Nofil to pay the Company $6,644,000 in damages for lost profits as a result of their breach of an Exclusive Purchase Agreement and a Non-Disclosure Agreement (Note 4). The Company does not expect an appeal and will seek to collect on this judgment from Nofil. The Company notes that collection may be impeded or delayed by the fact that defendants are a non-U.S. corporation and citizen, respectively, with unknown assets.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as of December 31, 2007 and our audited consolidated financial statements for the year ended March 31, 2007 included in our 10K/A, which was with the Securities and Exchange Commission on July 27, 2007.
     This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, the words “expects,” “anticipates,” “intends,” “estimates,” “plans,” “projects,” “continue,” “ongoing,” “potential,” “expect,” “predict,” “believe,” “intend,” “may,” “will,” “should,” “could,” “would” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about, but not limited to: the progress and timing of our development programs and regulatory approvals for our products; the benefits and effectiveness of our products; the development of protocols for clinical studies; enrollment in clinical studies; the progress and timing of clinical trials and physician studies; our expectations related to the use of our cash; our ability to manufacture sufficient amounts of our product candidates for clinical trials and products for commercialization activities; the outcome of discussions with the FDA and other regulatory agencies; the content and timing of submissions to, and decisions made by, the FDA and other regulatory agencies, including demonstrating to the satisfaction of the FDA the safety and efficacy of our products; the ability of our products to meet existing or future regulatory standards; the rate and causes of infection; the accuracy of our estimates of the size and characteristics of the markets which may be addressed by our products; our expectations and capabilities relating to the sales and marketing of our current products and our product candidates; the execution of distribution agreements; the expansion of our sales force and distribution network; the establishment of strategic partnerships for the development or sale of products; the timing of commercializing our products; our ability to protect our intellectual property and operate our business without infringing on the intellectual property of others; our ability to continue to expand our intellectual property portfolio; our expectations about the outcome of litigation and controversies with third parties; our ability to attract and retain qualified directors, officers and employees ; our relationship with Quimica Pasteur; our ability to compete with other companies that are developing or selling products that are competitive with our products; the ability of our products to become the standard of care for controlling infection in chronic and acute wounds; our ability to expand to and commercialize products in markets outside the wound care market; our estimates regarding future operating performance, earnings and capital requirements; our ability to attract capital on terms acceptable to us, if at all; our ability to control and to reduce our costs; our expectations with respect to our microbiology contract testing laboratory; our expectations relating to the concentration of our revenue from international sales; and the impact of the Sarbanes-Oxley Act of 2002 and any future changes in accounting regulations or practices in general with respect to public companies
     Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as our ability to develop and commercialize new products; the risks in obtaining patient enrollment for our studies; the risk of unanticipated delays in research and development efforts; the risk that we may not obtain reimbursement for our existing test and any future products we may develop; the risks and uncertainties associated with the regulation of our products by the FDA; the ability to compete against third parties; our ability to obtain capital when needed; our history of operating losses; the risks associated with protecting our intellectual property; and the risks set forth under “Risks Related to our Business.” These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
     In the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors that May Affect Results,” all references to “Oculus,” “we,” “us,” or “our” mean Oculus Innovative Sciences, Inc.
Business Overview
     We have developed, and we manufacture and market, a family of products intended to prevent and treat infections in chronic and acute wounds. Infection is a serious potential complication in both chronic and acute wounds, and controlling infection is a critical step in wound healing. Our platform technology, called Microcyn, is a proprietary oxychlorine small molecule formulation that is designed to treat a wide range of organisms that cause disease, or pathogens, including viruses, fungi, spores and antibiotic resistant strains of bacteria, such as Methicillin-resistant Staphylococcus aureus, or MRSA, and Vancomycin-resistant Enterococcus, or VRE, in wounds. We do not have the necessary regulatory approvals to market Microcyn in the United States as a drug, nor do we have the necessary regulatory clearance or approval to market Microcyn in the United States as a medical device for an antimicrobial or wound healing indication. However, our device product is cleared for sale in the United States as a medical device for wound cleaning, or debridement, lubricating, moistening and dressing; is a device under CE Mark in Europe with anti-infective claims; and is approved as a drug in India and as an antiseptic in Mexico.
     Clinical testing we conducted in connection with our submissions to the FDA, as well as physician clinical studies, suggest that our Microcyn-based product kills a wide range of pathogens in acute and chronic wounds. These physician clinical studies suggest that our Microcyn-based product is easy to use and complementary to most existing treatment methods in wound care. Physician clinical studies in the United States suggest that our 510(k) product may shorten hospital stays, lower aggregate patient care costs and, in certain cases, reduce the need for systemic (oral or injectable) and topical antibiotics.

     Common methods of controlling infection, including antibiotics and topical antiseptics, have several significant disadvantages in combating infection in the wound bed. First, topical antiseptics tend to inhibit the healing process due to their toxicity and may require specialized preparation or handling. Second, antibiotics can lead to the emergence of resistant bacteria, including MRSA and VRE. Third, systemic antibiotics may be less effective in controlling infection in patients with disorders affecting circulation, such as diabetes, which are commonly associated with chronic wounds. As a result, no single treatment is used across all types of wounds and stages of healing. Fourth, oral and injectable antibiotics also carry the potential for systemic side effects and adverse reactions that are less likely with topical agents.
     We believe Microcyn provides advantages over current methods of care in the treatment of a wide range of chronic and acute wounds throughout all stages of treatment. These stages include cleaning, or debridement, prevention and treatment of infections and wound healing. We believe that Microcyn may be the first topical product that is effective against a broad range of bacteria and other infectious microbes including antibiotic resistant strains such as MRSA and VRE, without causing irritation of or damage to healthy tissue. Unlike most antibiotics, we believe Microcyn does not target specific strains of bacteria, a practice which has been shown to promote the development of resistant bacteria. In addition, our products are shelf stable, require no special preparation, and are easy to use.
     Our vision is to become a worldwide leader in treating infections. We currently have, and intend to seek additional regulatory clearances and approvals to market our Microcyn-based products worldwide. In July 2004, we began selling Microcyn in Mexico after receiving approval from the Mexican Ministry of Health, or MOH, for the use of Microcyn as an antiseptic, disinfectant and sterilant. Since then, physicians in the United States, Europe, India and Mexico have conducted 20 physician clinical studies assessing Microcyn’s use in the treatment of infections in a variety of wound types, including hard-to-treat wounds such as diabetic ulcers and burns. These studies were not intended to be rigorously designed or controlled clinical trials and, as such, did not have all of the controls required for clinical trials used to support a New Drug Application, or NDA, submission to the FDA in that they often did not include blinding, randomization, predefined clinical end points, use of placebo and active control groups or U.S. good clinical practices requirements.
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
     In the first fiscal quarter of 2008, we began enrolling patients in a Phase II randomized open label clinical trial, which is designed to evaluate the effectiveness of Microcyn in mildly infected diabetic foot ulcers with endpoints of clinical cure and improvement of infection (resolution of signs and symptoms of infection) supported by microbiological response. We used 15 clinical sites to enroll a total of 67 patients in one of three arms of the study: Microcyn alone, Microcyn plus an oral antibiotic, and saline plus an oral antibiotic. We completed enrollment and treatment of patients of our Phase II trial in the fourth calendar quarter of 2007 and expect to announce results in the first calendar quarter of 2008. A well known contract research organization is coordinating, monitoring, documenting and auditing the results of this trial. Following the completion of this trial and analysis of resulting data, we plan to request a formal review meeting with the FDA. Depending on the outcome of those discussions, we plan to continue our development program, which is intended to provide the clinical basis for submission to the FDA of an NDA for the treatment of mildly infected diabetic foot ulcers. In the event that we obtain drug approval from the FDA, we may seek clearance for treatment of other types of wounds. We are currently pursuing strategic partnerships to assess potential applications for Microcyn in several other markets, including respiratory, ophthalmology, dermatology, dental and veterinary markets, and FDA or other governmental approvals may be required for any potential new products or new indications. Our international strategy includes the reduction of expenses in order to focus our resources on our United States clinical trials.
     We currently make Microcyn available under our 510(k) clearances in the United States primarily through our website and several regional distributors. We plan for a more aggressive commercialization and product launch in the event we obtain drug approval from the FDA. Most of our current marketing efforts in the United States are designed to test market and obtain market feedback. In Europe, we have limited our sales efforts through only a few local distributors while preparing for potential partnerships. In Mexico, we sell Microcyn through a network of distributors and through a contract sales force, including salespeople, nurses and clinical support staff. In India, we sell through Alkem Limited Laboratories, a large pharmaceutical company based in India. In China, we signed a distribution agreement with China Bao Tai, which intends to distribute Microcyn to hospitals, doctors and clinics through Sinopharm, the largest pharmaceutical company in China, and to retail pharmacies through Lianhua Supermarkets after required regulatory approval in China is obtained. During the third fiscal quarter of 2008, China Bao Tai completed and submitted the results of two randomized and controlled clinical trials of Microcyn on burn and chronic wound patients to the Chinese State Food and Drug Administration (“SFDA”). SFDA approval is required in order to market Microcyn-based products in China.
Financial Operations Overview
Comparison of Three Months Ended December 31, 2007 and 2006
Revenues
     We experienced growth in product revenues and a decline in our services business resulting in reported revenues of $1.1 million during the three months ended December 31, 2007. The $42,000, or 5%, increase in product revenues was due primarily to $82,000 higher sales in Europe and $35,000 increase in sales in India, offset in part by a decline in sales in Mexico and in the U.S. The $63,000, or 10%, decline in Mexico revenues was primarily due to lower sales to hospitals in both volume (42% decrease) and average selling price (35% decrease). However, these declines were offset in part by higher sales to pharmacies in Mexico in both volume (21% increase) and average selling price (20% increase). Overall, the mix in sales continues to shift in Mexico to the pharmacy markets, and away from the hospital markets, as pharmacy sales represented 78% of total Mexico sales during the three months ended December 31, 2007 as compared to 49% in the year ago period. India sales were $35,000, or 167%, higher during the three months ended December 31, 2007 than the prior year period due to the increased sales volumes of our customer Alkem Laboratories Limited, which subassembles bulk quantities of our product into private labeled units and sells such units to hospitals and pharmacies in India.
     The following table shows our product revenues by geographic region (in thousands):

	Three months ended
	December 31,		Increase
	2007	2006	(Decrease)
U.S.	$39	$51	$(12)
Mexico	596	659	(63)
India	56	21	35
Europe	152	70	82

Total	$843	$801	$42

     The $28,000, or 11%, decline in service revenues was due to a decrease in the number of tests provided by our services business. We expect that our service revenues will continue to decline in future periods, as we continue to implement our strategy of focusing primarily on our Microcyn business.
Gross Profit / Loss
     We reported gross profit from our Microcyn products business of $335,000, or 40% of product revenues, during the three months ended December 31, 2007, compared a gross profit of $259,000, or 32%, in the year ago period. This increase was primarily due to the higher sales volumes in Europe. We reported a gross loss from our services business of $10,000, or -4% of service revenues, during the three months ended December 31, 2007, compared to the prior year reported gross profit of $33,000, or 13% of service revenues.

     We expect gross profit to fluctuate as a percentage of sales in future periods as we continue to experience irregular product revenues. As product revenues grow, however, we expect our profit to grow as a percentage of sales as we move further away from our low margin services business.
Research and Development Expense
     Research and development expense consists primarily of costs associated with personnel, materials, and clinical trials within our product development, regulatory and clinical organizations. Research and development expense increased $1.8 million, or 225%, to $2.6 million for the three months ended December 31, 2007, from $795,000 for the three months ended December 31, 2006. This increase was primarily the result of $1.5 million higher clinical development costs, which included $1.0 million of contract research organization fees. Clinical development costs are related to the completion of our Phase II clinical trials and the preparation for our Phase III clinical trials for the treatment of diabetic foot ulcer infections. In addition, our other research and development expense increased as we grew our product development and regulatory teams and expanded the scope of our new product development initiatives.
     We expect research and development expense to increase significantly in future periods as we incur costs associated with our FDA trials for the treatment of diabetic foot ulcer infections, and as we further expand the scope of our new product development programs.
Selling, General and Administrative Expense
     Selling, general and administrative expense consist primarily, of costs for sales, marketing and administrative personnel, as well as other corporate expenses such as legal, accounting, and insurance. Selling, general and administrative expense decreased $1.3 million, or 29%, to $3.3 million for the three months ended December 31, 2007, from $4.6 million for the three months ended December 31, 2006. Primarily, this decrease was due to a $1.3 million decrease in our selling, general and administrative expenses in our Europe and Mexico subsidiaries as we shifted our company resources away from expanding markets internationally. Stock compensation charges were also $413,000 lower, and U.S. travel expenses were $121,000 lower in the current period. These decreases were offset in part by increases in U.S. selling, general, and administration expense including a $420,000 increase in outside services expense associated with being a public company such as legal, accounting, and investor relations expenses, $204,000 in higher compensation charges, and $106,000 in higher insurance expense.
     We expect that selling, general and administrative expense will increase moderately in future periods to support the growth of the company.
Interest income and expense and other income and expense
     Interest expense decreased $106,000, or 35%, to $199,000 for the three months ended December 31, 2007, from $305,000 in the year ago period, due to the lower debt over the prior year. Total outstanding debt decreased $5.6 million to $2.5 million at December 31, 2007, from $8.1 million at December 31, 2006. Interest income increased $120,000, or 400%, to $150,000 for the three months ended December 31, 2007, from $30,000 in the year ago period, primarily due to the higher interest bearing cash balance in the current year.
     Other income and expense decreased $266,000, or 47%, to net other income of $299,000 for the three months ended December 31, 2007, from net other income of $565,000 for the three months ended December 31, 2006. This account primarily consists of charges due to the fluctuation of foreign exchange rates, and the resulting gain or loss recognized for the revaluation of our intercompany notes payable denominated in non-local currencies. The net other income recognized during the three months ended December 31, 2007 and 2006 are primarily due to the U.S. dollar becoming weaker in relation to the Euro and the Mexican Peso during those periods. The decrease in the charge in the current period is a result of a lower relative fluctuation in the exchange rates, offset in part by a higher intercompany note balance in the current year.
     Due to the difficulty of predicting foreign currency fluctuations, we do not know the affect that such fluctuations may have on our operating results in future periods.

Comparison of Nine Months Ended December 31, 2007 and 2006
Revenues
     We experienced a decline in product revenues and growth in our services business resulting in reported revenues of $2.9 million during the nine months ended December 31, 2007, a decline of $472,000, or 14%, from the prior year level of $3.4 million. The $597,000, or 22%, decline in product revenues was due primarily to $521,000 lower recurring sales to our customer Alkem Laboratories Limited, in India. Sales to Alkem in the prior year were driven by large initial stocking orders of samples used during their initial product launch. As the sample orders have not recurred in the subsequent year, the sales volumes have decreased. Sales growth in Mexico and Europe has decreased with the reduction in our sales forces internationally. Additionally, the decline in revenues in Mexico was partially due to the application of our revenue recognition policies on a group of hospital distributors, which has become our customer, requiring receipt of payment in order to recognize revenue. This resulted in a net $122,000 reduction in revenues during the period that will not be recognized until cash has been received from the customer.
     The following table shows our product revenues by country (in thousands); note that sales in India are reported as part of our Europe business:

	Nine months ended
	December 31,		Increase
	2007	2006	(Decrease)
U.S.	$146	$106	$40
Mexico	1,553	1,716	(163)
India	83	604	(521)
Europe	363	316	47

Total	$2,145	$2,742	$(597)

     The $125,000, or 20%, increase in service revenues was due primarily to an increase in the number of tests provided by our services business.
Gross Profit / Loss
     We reported gross profit from our Microcyn product business of $858,000, or 40% of product revenues, during the nine months ended December 31, 2007, compared to gross profit of $1.2 million, or 42%, in the year ago period. This decrease is due primarily to the lower sales volumes in India, and the relatively high fixed cost component in our European facility where this product is produced. We reported near break-even margins in our services business of $3,000 during the nine months ended December 31, 2007, compared to the prior year reported gross loss of $2,000.
Research and Development Expense
     Research and development expense increased $4.7 million, or 196%, to $7.1 million for the nine months ended December 31, 2007, from $2.4 million for the nine months ended December 31, 2006. This increase was primarily the result of $3.8 million higher clinical development costs, which include $2.3 million in contract research organization fees, and other management costs, and other outside consulting fees related to the completion of our Phase II clinical trials and preparation of our Phase III clinical trials. In addition, our other research and development expenses increased as we grew our product development and regulatory teams, expanded the scope of our new product development initiatives, and continued to enhance our cGMP manufacturing capabilities at our U.S. research and development facility.
Selling, General and Administrative Expense
     Selling, general and administrative expense decreased $2.1 million, or 16%, to $10.4 million for the nine months ended December 31, 2007, from $12.5 million for the nine months ended December 31, 2006. Primarily, this decrease was due to $2.9 million lower selling, general and administrative expenses in our Europe and Mexico subsidiaries as we shifted our company resources away from expanding markets internationally. This decrease was offset in part by increases in our U.S. selling, general, and administrative expenses, including higher compensation expense, of $584,000, and higher expenses related to being a public company including $627,000 in legal and accounting fees and $334,000 in insurance expense.

Interest income and expense and other income and expense
     Interest expense increased $279,000, or 49%, to $844,000 for the nine months ended December 31, 2007, from $565,000 in the year ago period, primarily due to higher average debt balance during the nine months ended December 31, 2007 as compared to the year ago period. Interest income increased $426,000, or 328%, to $556,000 for the nine months ended December 31, 2007, from $130,000 in the year ago period, primarily due to the higher interest bearing cash balance in the current year.
     Other income and expense increased $416,000, or 63%, to net other income of $1.1 million for the nine months ended December 31, 2007, from net other income of $657,000 for the nine months ended December 31, 2006. This account primarily consists of charges due to the fluctuation of foreign exchange rates, and the resulting gain or loss recognized for the revaluation of our intercompany notes payable denominated in non-local currencies. The net other income recognized during the nine months ended December 31, 2007 and 2006 are primarily due to the U.S. dollar becoming weaker in relation to the Euro and the Mexican Peso during those periods. The increase in the charge is due both to the greater relative fluctuation in the exchange rates, and the increased size of the intercompany notes in the current year as compared to a year ago.
Liquidity and Capital Resources
     Since our inception, we have incurred significant losses. As of December 31, 2007, we had an accumulated deficit of $86.4 million. We have not yet achieved profitability, and we expect that our operating losses will continue to increase. As a result, we will need to raise additional capital to sustain our business until such time that we are able to generate sufficient product revenues to achieve profitability.
Sources of Liquidity
     As of December 31, 2007, we had unrestricted cash and cash equivalents of $10.4 million. Since our inception, substantially all of our operations have been financed through sales of equity securities. Other sources of financing that we have used to date include our revenues, as well as various loans.
     In June 2006, we entered into a loan and security agreement with a financial institution to borrow a maximum of $5.0 million. Under this facility we have borrowed $4.2 million, and have paid back $2.1 million in principal as of December 31, 2007. The terms of this facility include monthly principal payments over three years, plus interest payments of 8.5% per annum.
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
Cash Flows
     As of December 31, 2007, we had unrestricted cash and cash equivalents of $10.4 million, compared to $19.1 million at March 31, 2007. Additionally, at March 31, 2007 we had $2.0 million of restricted cash reserved for the repayment of the Burlingame loan.
     Net cash used in operating activities was $14.0 million during the nine months ended December 31, 2007, as compared to $13.4 million during the nine months ended December 31, 2006. Net cash used in the nine months ended December 31, 2007 reflected primarily the $15.9 million net loss for the period, and to a lesser extent the $1.1 million decrease in accounts payable due to the timing of payments made to our vendors, particularly legal, accounting, and printing costs associated with our initial public offering, a $1.2 million increase in accrued expenses due primarily to the discretionary bonus amounts accrued during the fiscal year, and non-cash charges including $916,000 of stock-based compensation, $548,000 of depreciation and $415,000 of non-cash interest expense. Net cash used in the nine months ended December 31, 2006 reflected primarily the $13.5 million net loss for the period, and to a lesser extent a $500,000 increase in accounts receivable due to the timing of payments made from our customers, a $787,000 decrease in accounts payable due to the timing of payments made to our vendors, and non-cash charges including $1.1 million of stock-based compensation, $498,000 of depreciation and $256,000 of non-cash interest expense.
     Net cash used in investing activities was $414,000 during the nine months ended December 31, 2007, as compared to $653,000 during the nine months ended December 31, 2007. Net cash used during the nine months ended December 31, 2007 was used primarily to invest in fixed assets and to make other capital expenditures to support increased personnel and to enhance our cGMP manufacturing capabilities at our U.S. research and development facility. During the nine months ended December 31, 2006, net cash was used primarily to invest in fixed assets to support the expansion of our worldwide manufacturing capacity.
     Net cash provided by financing activities was $5.7 million during the nine months ended December 31, 2007 primarily due to the gross $10.1 million private placement of our common stock to certain accredited investors, which provided $9.1 million of net cash, net of certain direct fees and commissions. These amounts were offset by $5.6 million of principal payments on debt due primarily to the $4.0 million Burlingame note that was paid off during the period. Net cash provided by financing activities was $9.1 million for the nine months ended December 31, 2006 primarily due to the addition of $8.4 million of new debt during the period including the $4.0 million Burlingame note, and $4.2 million of other new debt, as well as $2.9 million in proceeds from the sale of convertible preferred stock.
Operating Capital and Capital Expenditure Requirements
     We incurred a net loss of $5.3 million and $15.9 million for the three and nine months ended December 31, 2007, respectively. At December 31, 2007 and March 31, 2007, our accumulated deficit amounted to $86.4 and $70.5 million, respectively. During the nine months ended December 31, 2007, we used $14.0 million of net cash for operating activities. At December 31, 2007, our working capital amounted to $6,841,000. We need to raise additional capital from external sources in order to sustain our operations while continuing the longer term efforts contemplated under our business plan. We expect to continue incurring losses for the foreseeable future and must raise additional capital to pursue our product development initiatives, to begin our Phase III clinical trial, to penetrate markets for the sale of our products and for us to continue as a going concern. We cannot provide any assurance that we will raise additional capital. If we are unable to raise additional capital, we will be required to curtail certain operating activities, and implement additional cost reductions in an effort to conserve capital in amounts sufficient to sustain operations and meet it obligations for the next twelve months. These matters raise substantial doubt about our ability to continue as a going concern. We believe that we have access to capital resources through public or private equity offerings, debt financings, corporate collaborations or other means; however, we have not secured any commitment for new financing at this time nor can we provide any assurance that new financing will be available on commercially acceptable terms, if at all. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives, delay our Phase III clinical trials and take additional measures to reduce costs in order to conserve cash. These measures could cause significant delays in our efforts to commercialize our products in the United States, which is critical to the realization of our business plan and our future operations.
     We have undertaken initiatives to reduce costs in an effort to conserve liquidity and to also redirect our efforts on the longer term strategy of focusing on our clinical trials and related research and development activities. We consider the completion of Phase II and Phase III clinical trials to be critical milestones in the development of our business. We completed enrollment and treatment of all patients in its Phase II clinical trial in during the three months ended December 31, 2007. The Phase III trials will require significant spending and must also be completed in order for us to commercialize Microcyn as a drug product in the United States. Commencement of the Phase III clinical trials will be delayed until we raise additional capital or secures commitments for additional capital in amounts sufficient to proceed with these trials. Without additional capital, our Phase III clinical trials will be delayed for a period of time that is currently indeterminate.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes in our quantitative and qualitative disclosures about market risk for the three and nine-months ended December 31, 2007 from our Annual Report on Form 10-K/A for the year ended March 31, 2007. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K/A for the year then ended, which was filed with the SEC on July 27, 2007.
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
     In March 2006, the we filed suit in the U.S. District Court for the Northern District of California against Nofil Corporation and Naoshi Kono, Chief Executive Officer of Nofil, alleging that defendants’ had wrongfully infringed our intellectual property rights in our Microcyn technology. Defendants later asserted counter-claims against us. On November 15, 2007 the Court granted us a Motion to Dismiss the claims against us. Additionally, the Court issued an Order finding that defendants had violated key terms of both an Exclusive Purchase Agreement and a Non-Disclosure Agreement by contacting and working with a competitor in Mexico. The Court also permanently enjoined defendants from any further misuse of our Microcyn technology. On January 23, 2008, after an evidentiary hearing, the Court ordered defedants to pay us $6,644,000 in damages for lost profits as a result of defendants’ breach of the Exclusive Purchase Agreement and the Non -Disclosure Agreement. We do not expect an appeal and will seek to collect on this judgment from defendants. We note that collection may be impeded or delayed by the fact that defendants are a a non-U.S. corporation and citizen, respectively, with unknown assets.
     We are currently in discussions regarding two trademark matters asserting confusion in trademarks with respect to our use of the name Microcyn60 in Mexico. We settled one of the trademark matters in August 2006. Although we believe that the nature and intended use of our products are different from those with the similar names, we have agreed with one of the parties to change the name under which we market our products. Although such plaintiff referred the matter to the Mexico Trademark Office, we are not aware of a claim for monetary damages. We are in discussions with the other party and believe that the name change will satisfy an assertion of confusion; however, management believes that we will incur a possible loss of approximately $100,000 for the use of the name Microcyn60 following the date of settlement.
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
     We are, from time to time, involved in legal matters arising in the ordinary course of business. While management believes that such matters are currently not material, there can be no assurance that matters arising in the ordinary course of business for which we are or could become involved in litigation, will not have a material adverse effect on our business, financial condition or results of operations.
Item 1A. Risk Factors
Factors that May Affect Results
Risks Related to Our Business
If we fail to obtain the capital necessary to fund our operations, we may be forced to delay or cancel our planned Phase III trial or otherwise curtail our operations.
     As of December 31, 2007, we had unrestricted cash of approximately $ 10.4 million. We will need to raise a significant amount of capital in order to fund our first drug candidate through regulatory approval and commercialization in the United States. If we are not able to raise sufficient capital, we will be required to delay or cancel our planned clinical trial, curtail some operating activities and implement additional cost reductions. Additionally, as of December 31, 2007, we had $2.5 million of outstanding secured loans of which $1.7 million is due within the next twelve months. Without sufficient additional capital, the combination of these conditions raises substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to obtain capital on a timely basis, if at all, or on terms that are reasonably acceptable to us.
We have a history of losses, we expect to continue to incur losses and we may never achieve profitability.
     We have incurred significant net losses in each fiscal year since our inception, including losses of $19.8 million, $23.1 million and $16.5 million for the years ended March 31, 2007, 2006 and 2005, respectively and $15.9 million during the nine months ended December 31, 2007. Our accumulated deficit as of December 31, 2007 was $86.4 million. We have yet to demonstrate that we can generate sufficient sales of our products to become profitable. The extent of our future operating losses and the timing of profitability are highly uncertain, and we may never achieve profitability. Even if we do generate significant revenues from our product sales, we expect that increased operating expenses will result in significant operating losses in the near term as we, among other things:
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
     All of our products are based on our Microcyn platform technology, and we do not have any non-Microcyn product candidates that will generate revenues in the foreseeable future. Accordingly, we expect to derive substantially all of our future revenues from sales of our current Microcyn products. We have only been selling our products since July 2004, and substantially all of our historical product revenues have been from sales of Microcyn in Mexico. Although we began selling in Europe in October 2004, in the United States in June 2005, and in India in July 2006, our product revenues outside of Mexico were not significant prior to fiscal year 2007. For example, product revenues from countries outside of Mexico were just 9% of our product revenues for the year ended March 31, 2006. However, during the year ended March 31, 2007, the percentage of product revenues from outside of Mexico increased to 32% and during the nine months ended December 31, 2007 was 28%. Microcyn has not been adopted as a standard of care for wound treatment in any country and may not gain acceptance among physicians, nurses, patients, third-party payors and the medical community. Existing protocols for wound care are well established within the medical community and tend to vary geographically, and healthcare providers may be reluctant to alter their protocols to include the use of Microcyn. If Microcyn does not achieve an adequate level of acceptance, we will not generate sufficient revenues to become profitable. We recently decreased our sales and marketing activities in Europe and Mexico, which could materially affect our revenues in the geographic areas in the future.

Our inability to raise additional capital on acceptable terms in the future may cause us to curtail some operational activities, including regulatory trials, sales and marketing, and international operations, in order to reduce costs and sustain the business, and would have a material adverse effect on our business and financial condition.
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
     If we raise additional funds by issuing equity or convertible debt securities, dilution to our stockholders could result. Any equity or convertible debt securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise additional funds by issuing equity securities below the then current exercise price in certain outstanding warrants, the issuance could trigger anti-dilution rights and result in additional dilution to the existing holders of our common stock. If we raise additional funds by issuing debt securities, these debt securities could impose significant restrictions on our operations. If we raise additional funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or products, or grant licenses on terms that are not favorable to us. A failure to obtain adequate funds may cause us to curtail certain operational activities, including regulatory trials, sales and marketing, and international operations, in order to reduce costs and sustain the business, and would have a material adverse effect on our business and financial condition.
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
     The FDA approval process is expensive and uncertain, requires detailed and comprehensive formulation scientific and other data and generally takes several years. Despite the time and expense exerted, approval is never guaranteed. We will need to raise additional capital in order to commerce our Phase III clinical trial, and our failure to do so would seriously harm our ability to commercialize Microcyn. We also do not know whether we will obtain favorable results in our preclinical and clinical studies or whether we will obtain the necessary regulatory approvals to market Microcyn as a drug in the United States. We anticipate that obtaining approval for the use of Microcyn to treat infections in wounds in the United States will take several years. Even if we obtain FDA approval to sell Microcyn as a drug, we may not be able to successfully commercialize Microcyn as a drug in the United States and may never recover the substantial costs we have invested in the development of our Microcyn products.
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
     Clinical trials can be long and expensive, and the outcome of clinical trials is uncertain and subject to delays. It may take several years to complete clinical trials, if at all, and a product candidate may fail at any stage of the clinical trial process. The length of time required varies substantially according to the type, complexity, novelty and intended use of the product candidate. Interim results of a preclinical study or clinical trial do not necessarily predict final results, and acceptable results in preclinical studies or early clinical trials may not be repeatable in later subsequent clinical trials. The commencement or completion of any of our clinical trials may be delayed or halted for a variety of reasons, including the following:
•	the FDA requirements for approval, including requirements for testing efficacy or safety, may change;

•	the FDA or other regulatory authorities do not approve a clinical trial protocol;

•	patients do not enroll in clinical trials at the rate we expect;

•	delays in reaching agreement on acceptable clinical trial agreement terms with prospective sites;

•	delays in obtaining institutional review board approval to conduct a study at a prospective site;

•	third party clinical investigators do not perform our clinical trials on our anticipated schedule or consistent with the clinical trial protocol and good clinical practices, or the third party organizations do not perform data collection and analysis in a timely or accurate manner;

•	governmental regulations or administrative actions are changed; and

•	insufficient funds to continue our clinical trials.
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
If we fail to obtain, or experience significant delays in obtaining, additional regulatory clearances or approvals to market our current or future products, we may be unable to commercialize these products.
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
     In accordance with the settlement of a trademark infringement lawsuit filed against us in Mexico, we have agreed to change the name under which we market our products in Mexico. In addition, in May 2006, a complaint was filed against us for trademark confusion in connection with the same tradename, and we are in settlement negotiations concerning such claim. We have marketed our products in Mexico under the brand name of Microcyn60 since 2004. During the nine months ended December 31, 2007 and the year ended March 31, 2007 the percentage of our product revenues derived from Mexico were 72% and 68%, respectively. As a result of our agreement to change our product name, we may lose the benefit of the brand name recognition we have generated in the region and our product sales in Mexico could decline. In locations where we have distributed our products, we believe that the brand names of those products have developed name recognition among consumers who purchase them. Any change to the brand name of our other products may cause us to lose such name recognition, which may lead to confusion in the marketplace and a decline in sales of our products. We cannot assure you that the reserve we have taken will be sufficient to offset the losses we may incur as a result of changing our brand name.
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
     We currently depend on a contract sales force to sell Microcyn in Mexico. Our existing agreement is short-term in duration and can be terminated by either party upon 30 days written notice. If we are unable to retain our current agreement for any reason, we may need to build our own internal sales force or find an alternate source for contract salespeople. We may be unable to find an alternate source, or the alternate source’s sales force may not generate sufficient revenue. If our current or future contract sales force does not perform adequately, we may not realize long-term revenue growth in Mexico.

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
     On occasion, we may receive notices of claims of infringement, misappropriation or misuse of other parties’ proprietary rights. We may have disputes regarding intellectual property rights with the parties that have licensed those rights to us. For example, in June 2006, we received written notice from Coherent Technologies, the licensor of exclusive licenses to six issued Japanese patents and five Japanese published pending patent applications, advising us that our patent license from Coherent Technologies was terminated, citing various reasons with which we disagree. Since that time, we have engaged in discussions with Coherent Technologies concerning the license agreement and our continued business relationship. Although we do not believe Coherent Technologies has grounds to terminate the license, we may have to take legal action to preserve our rights under the license and to enjoin Coherent Technologies from breaching its terms. Some claims received from third parties may lead to litigation. We cannot predict whether we will prevail in these actions, or that other actions alleging misappropriation or misuse by us of third-party trade secrets, infringement by us of third-party patents and trademarks or the validity of our patents, will not be asserted or prosecuted against us. We may also initiate claims to defend our intellectual property. For example, we brought a claim against Nofil Corporation for misappropriation of our trade secrets and Nofil Corporation filed a cross-complaint against us in February 2007 claiming ownership of our technology. Intellectual property litigation, regardless of outcome, is expensive and time-consuming, could divert management’s attention from our business and have a material negative effect on our business, operating results or financial condition. In addition, the outcome of such litigation may be unpredictable. If there is a successful claim of infringement against us, we may be required to pay substantial damages (including treble damages if we were to be found to have willfully infringed a third party’s patent) to the party claiming infringement, develop non-infringing technology, stop selling our products or using technology that contains the allegedly infringing intellectual property or enter into royalty or license agreements that may not be available on acceptable or commercially practical terms, if at all. Our failure to develop non-infringing technologies or license the proprietary rights on a timely basis could harm our business. In addition, modifying our products to exclude infringing technologies could require us to seek re-approval or clearance from various regulatory bodies for our products, which would be costly and time consuming. Also, we may be unaware of pending patent applications that relate to our technology. Parties making infringement claims on future issued patents may be able to obtain an injunction that would prevent us from selling our products or using technology that contains the allegedly infringing intellectual property, which could harm our business.
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
     In addition to the infringement claims in Mexico, we are currently involved in several pending trademark opposition proceedings in connection with our applications to register the marks Microcyn, Oculus Microcyn and Dermacyn in the European Union, Argentina, Guatemala, Honduras, Nicaragua and Paraguay. If we are unable to settle these disputes or prevail in these opposition proceedings, we will not be able to obtain registrations for the Microcyn, Oculus Microcyn and Dermacyn marks in those countries, which may impair our ability to enforce our trademark rights against infringers in those countries. We cannot rule out the possibility that any of these opposing parties will also file a trademark infringement lawsuit seeking to prevent our use and seek monetary damages based on our use of the Microcyn, Oculus Microcyn and Dermacyn marks in the European Union, Argentina, Guatemala, Honduras, Nicaragua and Paraguay.
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
     We have international operations in Mexico and Europe. During the nine months ended December 31, 2007, 69% of our total revenues were generated from sales outside of the United States. Our business is highly regulated for the use, marketing and manufacturing of our Microcyn products both domestically and internationally. Our international operations are subject to risks, including:
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
     A substantial portion of our revenues are derived from outside the United States; primarily from Mexico. We anticipate that revenues from international customers will continue to represent a substantial portion of our revenues for the foreseeable future. Because we generate revenues in foreign currencies, we are subject to the effects of exchange rate fluctuations. The functional currency of our Mexican subsidiary is the Mexican Peso, and the functional currency of our subsidiary in the Netherlands is the Euro. For the preparation of our consolidated financial statements, the financial results of our foreign subsidiaries are translated into U.S.

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
     In order for any of these collaboration or license arrangements to be successful, we must first identify potential collaborators or licensees whose capabilities complement and integrate well with ours. We may rely on these arrangements for, not only financial resources, but also for expertise or economies of scale that we expect to need in the future relating to clinical trials, manufacturing, sales and marketing, and for licenses to technology rights. However, it is likely that we will not be able to control the amount and timing of resources that our collaborators or licensees devote to our programs or potential products. If our collaborators or licensees prove difficult to work with, are less skilled than we originally expected, or do not devote adequate resources to the program, the relationship will not be successful. If a business combination involving a collaborator or licensee and a third party were to occur, the effect could be to diminish, terminate or cause delays in development of a potential product.
We may acquire other businesses or form joint ventures that could harm our operating results, dilute current stockholders’ ownership of us, increase our debt or cause us to incur significant expense.
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

     To finance any acquisitions, we may choose to issue shares of our common stock as consideration, which would dilute current stockholders’ ownership interest in us. If the price of our common stock is low or volatile, we may not be able to acquire other companies for stock. Alternatively, it may be necessary for us to raise additional funds for acquisitions through public or private financings. Additional funds may not be available on terms that are favorable to us, or at all.
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

We must implement additional and expensive finance and accounting systems, procedures and controls to accommodate growth of our business and organization and to satisfy new reporting requirements, which will increase our costs and require additional management resources.
     As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the Securities and Exchange Commission, or the Commission, including expanded disclosures and accelerated reporting requirements and more complex accounting rules for the reporting period ending March 31, 2008. Compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and other requirements will increase our costs and require additional management resources. In a letter following their dismissal, our prior independent auditors informed us that we did not have the appropriate financial management and reporting structure in place to meet the demands of a public company and that our accounting and financial personnel lacked the appropriate level of accounting knowledge, experience and training. Our current independent auditors recommended certain changes in our internal controls, which we are in the process of implementing. We have upgraded our finance and accounting systems, procedures and controls and will need to continue to implement additional finance and accounting systems, procedures and controls as we grow our business and organization, enter into complex business transactions and take actions designed to satisfy new reporting requirements. Specifically, our experience in entering into a series of agreements with Quimica Pasteur, or QP, a Mexico-based distributor of pharmaceutical products to hospitals and health care entities owned or operated by the Mexican Ministry of Health, or MOH, indicated that we need to better plan for complex transactions and the application of complex accounting principles relating to those transactions and to better identify potentially improper practices. As a result of these agreements, we were required to consolidate QP’s operations with our financial results for a portion of our year ended March 31, 2006. In connection with our audit of QP’s financial statements in late 2005, we were made aware of a number of facts that suggested that QP or its principals may have engaged in some form of tax avoidance practice in Mexico prior to the execution of the agreements between our company and QP, and we did not discover these facts prior to our execution of these agreements or for several months thereafter. If we are unable to complete the required Section 404 assessment as to the adequacy of our internal control over financial reporting, if we fail to maintain or implement adequate controls, or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting as of the date of our second Annual Report on Form 10-K for which compliance is required and thereafter, our ability to obtain additional financing could be impaired. In addition, investors could lose confidence in the reliability of our internal control over financial reporting and in the accuracy of our periodic reports filed under the Securities Exchange Act of 1934. A lack of investor confidence in the reliability and accuracy of our public reporting could cause our stock price to decline. Also, if we are unable to implement and maintain adequate internal controls, we could be subject to fines and penalties. For example, although we do not believe that we are responsible for any tax avoidance practices of QP’s principals prior to June 16, 2005, the Mexican taxing authority could make a claim against us or our Mexican subsidiary. We have been informed by counsel in Mexico that the statute of limitations, including for action for fraud, is five years from March 31, 2006.
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
If an active, liquid trading market for our common stock does not develop, you may not be able to sell your shares quickly or at or above the price you paid for it.
     Prior to our initial public offering, there was no public market for our common stock. Although we listed our common stock on the Nasdaq Global Market, an active and liquid trading market for our common stock has not yet and may not ever develop or be sustained. You may not be able to sell your shares quickly or at or above the price you paid for our stock if trading in our stock is not active.
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
     Our charter allows us to issue up to 100,000,000 shares of our common stock and to issue and designate the rights of, without stockholder approval, up to 5,000,000 shares of convertible preferred stock. In the event we issue additional shares of our capital stock, dilution to our stockholders could result. In addition, if we issue and designate a class of convertible preferred stock, these securities may provide for rights, preferences or privileges senior to those of holders of our common stock.
Item 2. Unregistered Sales of Securities and Use of Proceeds
     On August 13, 2007, we completed a private placement of 1,262,500 shares of our common stock to certain accredited investors at a price of $8.00 per share pursuant to the terms of a Securities Purchase Agreement, dated August 7, 2007. In addition, the investors received warrants to purchase an aggregate of 416,622 additional shares of common stock at an exercise price of $9.50 per share, subject to adjustment in certain circumstances. The warrants are exercisable 181 days after August 13, 2007, and have a term of five years. Gross proceeds from the private placement were approximately $10.1 million and net proceeds of $9.1 million (after deducting the placement agent’s commission and other offering expenses). Pursuant to the terms of a Registration Rights Agreement, dated August 7, 2007, the shares of common stock issued to the investors in the private placement and the shares of common stock to be issued upon the exercise of the warrants issued in the private placement were registered on a Form S-1 (File No. 333-145810), which was declared effective on September 12, 2007. Through December 31, 2007 $2.0 million of the net proceeds of this private placement had been used.
     On January 24, 2007, a Registration Statement on Form S-1 (File No. 333-135584) relating to our initial public offering was declared effective by the SEC. The closing was January 30, 2007, and on February 16, 2007, our underwriters exercised their option to sell over-allotment shares. In total, the net offering proceeds to us including over-allotment shares were approximately $21.9 million (after deducting underwriting discounts, commissions and offering expenses). Through December 31, 2007, the entirety of the net proceeds have been used, including $8.9 million for clinical trials and related research and development, $4.0 million for payment on the specified loan from Robert Burlingame, $2.4 million for working capital and general corporate purposes, $5.2 million for sales and marketing activities worldwide, and $486,000 were used to expand facilities and laboratory operations capacity and for information systems infrastructure.
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

Oculus Innovative Sciences, Inc.
Date: February 7, 2008	By:	/s/ Hojabr Alimi
Hojabr Alimi
	Its:	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Date: February 7, 2008	By:	/s/ Robert Miller
Robert Miller
	Its:	Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Exhibit Index

Exhibit
Number	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1#	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

32.2#	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

#	In accordance with Item 601(b)(32)(ii) of Regulation SK and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act.