Form 10-K
period 2008-03-31
Oculus Innovative Sciences, Inc.
filed 2008-06-13
CIK 1367083

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: March 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to to .

Commission File Number: 001-33216
OCULUS INNOVATIVE SCIENCES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	68-0423298
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1129 N. McDowell Blvd. Petaluma, California	94954 (zip code)
(address of principal executive offices)

Title of Each Class	(707) 782-0792	Name of each Exchange on which Registered
Common Stock	(Registrant’s telephone number, including area code)	The Nasdaq Stock Market LLC

(Securities registered pursuant to Section 12(b) of the Act)
(Securities registered pursuant to Section 12(g) of the Act and Title of Class)
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The registrant’s common stock first traded on the NASDAQ Global Market on January 25, 2007. As of September 30, 2007, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was approximately $86.2 million, based on the closing price of the common stock as reported on the NASDAQ Global Market for that date.

There were 15,923,708 shares of the registrant’s Common Stock issued and outstanding on June 2, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Item 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2008 Annual Meeting of Stockholders to be held on August 27, 2008.

PART I

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, the words “expects,” “anticipates,” “suggests,” “believes,” “intends,” “estimates,” “plans,” “projects,” “continue,” “ongoing,” “potential,” “expect,” “predict,” “believe,” “intend,” “may,” “will,” “should,” “could,” “would” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about, but not limited to: the progress and timing of our development programs and regulatory approvals for our products; the benefits and effectiveness of our products; the development of protocols for clinical studies; enrollment in clinical studies; the progress and timing of clinical trials and physician studies; our expectations related to the use of our cash reserves; our ability to manufacture sufficient amounts of our product candidates for clinical trials and products for commercialization activities; the outcome of discussions with the FDA and other regulatory agencies; the content and timing of submissions to, and decisions made by, the FDA and other regulatory agencies, including demonstrating to the satisfaction of the FDA the safety and efficacy of our products; the ability of our products to meet existing or future regulatory standards; the rate and causes of infection; the accuracy of our estimates of the size and characteristics of the markets which may be addressed by our products and our ability to address them; our expectations and capabilities relating to the sales and marketing of our current products and our product candidates; our ability to penetrate markets through our sales force, distribution network, and strategic business partners and generate attractive margins; the expansion of our sales force and distribution network; the establishment of strategic partnerships for the development or sale of products; the ability to attain specified revenue goals within a specified time frame, if at all, or to reduce costs; the timing of commercializing our products; our ability to protect our intellectual property and operate our business without infringing on the intellectual property of others; our ability to continue to expand our intellectual property portfolio; our expectations about the outcome of litigation and controversies with third parties; our ability to attract and retain qualified directors, officers and employees; our relationship with Quimica Pasteur; our ability to compete with other companies that are developing or selling products that are competitive with our products; the ability of our products to become the standard of care for controlling infection in chronic and acute wounds; our ability to expand to and commercialize products in markets outside the wound care market; our estimates regarding future operating performance, earnings and capital requirements; our expectations with respect to our microbiology contract testing laboratory; our expectations relating to the concentration of our revenue from international sales; and the impact of the Sarbanes-Oxley Act of 2002 and any future changes in accounting regulations or practices in general with respect to public companies.

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

Overview

We have developed, and we manufacture and market, a family of products intended to prevent and treat infections in chronic and acute wounds while concurrently enhancing wound healing through modes of action unrelated to the treatment of infection. Infection is a serious potential complication in both chronic and acute wounds, and controlling infection is a critical step in wound healing. Our platform technology, called Microcyn, is a proprietary solution of electrically charged oxychlorine small molecules that is designed to treat a wide range of organisms that cause disease, (pathogens), including viruses, fungi, spores and antibiotic-resistant strains of bacteria, such as Methicillin-resistant Staphylococcus aureus, (“MRSA”), and Vancomycin-resistant Enterococcus, (“VRE”), in wounds. We do not have the necessary regulatory approvals to market Microcyn in the United States as a drug, nor do we have the necessary regulatory clearance or approval to market Microcyn in the U.S. as a medical device for an antimicrobial or wound healing indication. However, our device product is cleared for sale in the United States as a medical device for wound cleaning, debridement, lubricating, moistening and dressing; is a device under CE Mark in Europe; is approved by the SFDA in China as a technology that reduces the propagation of microbes in wounds and creates a moist environment for wound healing; and is approved as a drug in India and Mexico.

Clinical testing we conducted in connection with our submissions to the FDA, as well as physician clinical studies, suggest that our Microcyn-based product may help reduce a wide range of pathogens from acute and chronic wounds while curing or improving infection and concurrently enhancing wound healing through modes of action unrelated to the treatment of infection. These physician clinical studies suggest that our Microcyn-based product is safe, easy to use and complementary to many existing treatment methods in wound care. Physician clinical studies and usage in the United States suggest that our 510(k) product may shorten hospital stays, lower aggregate patient care costs and, in certain cases, reduce the need for systemic antibiotics. We are also pursuing the use of our Microcyn platform technology in other markets outside of wound care, including in the respiratory, ophthalmology and dermatology markets.

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

We believe Microcyn is the only known stable, anti-infective therapeutic available in the world today that simultaneously cures or improves infection while also promoting wound healing through increased blood flow to the wound bed and reduction of inflammation. Also, we believe Microcyn provides significant advantages over current methods of care in the treatment of a wide range of chronic and acute wounds throughout all stages of treatment. These stages include cleaning, debridement, prevention and treatment of infections and wound healing. Unlike antibiotics, antiseptics, growth regulators and other advanced wound care products, we believe that Microcyn is the only wound care solution that is safe as saline, that cures infection while simultaneously accelerating wound healing. Also, unlike most antibiotics, we believe Microcyn does not target specific strains of bacteria, a practice which has been shown to promote the development of resistant bacteria. In addition, our products are shelf stable, require no special preparation, and are easy to use.

Our goal is to become a worldwide leader as the standard of care in the treatment of open wounds. We currently have, and intend to seek additional, regulatory clearances and approvals to market our Microcyn-based products worldwide. In July 2004, we began selling Microcyn in Mexico after receiving approval from the Mexican Ministry of Health, or MOH, for the use of Microcyn as an antiseptic, disinfectant and sterilant. Since then, physicians in the United States, Europe, India, Pakistan, China and Mexico have conducted more than 25 physician clinical studies assessing Microcyn’s use in the treatment of infections in a variety of wound types, including hard-to-treat wounds such as diabetic ulcers and burns. Most of these studies were not intended to be rigorously designed or controlled clinical trials and, as such, did not have all of the controls required for clinical trials used to support a new drug application, or NDA, submission to the FDA in that many did not necessarily include blinding, randomization, predefined clinical end points, use of placebo and active control groups or U.S. good clinical practices requirements. We used the data generated from some of these studies to support our application for the CE Mark, or European Union certification, for wound cleaning and reduction of microbial load. We received the CE Mark in November 2004 and additional international approvals in China, Canada, Mexico and India. Microcyn has also received three FDA 510(k) clearances for use as a medical device in wound cleaning, or debridement, lubricating, moistening and dressing, including traumatic wounds and acute and chronic dermal lesions.

In the fourth quarter of 2007, we completed a Phase II randomized clinical trial, which was designed to evaluate the effectiveness of Microcyn in mildly infected diabetic foot ulcers with the primary endpoint of clinical cure or improvement in signs and symptoms of infection according to guidelines of Infectious Disease Society of America (“IDSA”). We used 15 clinical sites and enrolled 48 evaluable patients in three arms, using Microcyn alone, Microcyn plus an oral antibiotic and saline plus an oral antibiotic. We announced the results of our Phase II trial in March of this year. In the clinically evaluable population of the study, the clinical success rate at visit four (test of cure) for patients treated with Microcyn-alone was 93.3% compared to 56.3% for the levofloxacin plus saline-treated patients. This study was not statistically powered, but the high clinical success rate (93.3%) and the p-value (0.033) would suggest the difference is meaningfully positive for the Microcyn-treated patients. Also, for this set of data, the 95.0% confidence interval for the Microcyn only arm ranged from 80.7% to 100.0% while the 95.0% confidence interval for the levofloxacin and saline arm ranged from 31.9% to 80.6%; the confidence intervals do not overlap, indicating a favorable clinical success for Microcyn compared to Levofloxacin. At visit 3 (end of treatment) the clinical success rate for patients treated with Microcyn-alone was 77.8% compared to 61.1% for the levofloxacin plus saline-treated patients.

Following a review meeting with the FDA late summer 2008, we intend to initiate the pivotal trials in late 2008. These pivotal clinical trials are intended to provide the clinical basis for submission to the FDA of an NDA, for the treatment of mildly infected diabetic foot ulcers. In the event that we obtain drug approval from the FDA, we may seek clearance for treatment of other types of wounds. We are currently pursuing strategic partnerships to assess potential applications for Microcyn in several other markets and therapeutic categories, including respiratory, ophthalmology, dermatology, dental and veterinary markets. FDA or other governmental approvals will be required for any potential new products or new indications. We have reduced expenses in our international operations in order to focus our resources on our U.S. clinical trials.

We currently make Microcyn available under our three 510(k) clearances in the United States, primarily through our website and several regional distributors. We plan for a more aggressive commercialization initiative in the event we obtain drug approval from the FDA or sooner if our current market assessment study suggests we can develop a successful commericalzation strategy for our 510(k) clearances. Most of our current marketing efforts in the United States are test market in nature, designed to provide us with U.S. medical community feedback in terms of market perception of the Microcyn Technology, but we are exploring a broader U.S. commercialization strategy for Microcyn-based 510(k) products under these or additional 510(k) clearances. In addition, an OTC “first responder” pen application (MyClyns) with Microcyn is being marketed in the United States since January 2008, by our partner Union Springs Pharmaceuticals (a subsidiary of DECA). Also in January, we announced an exclusive North American distribution agreement with Walco International, Inc., a subsidiary of Animal Health International, Inc. for our Microcyn-based Vetericyn Wound Spray for animals.

We currently rely on exclusive agreements with country-specific distributors for the sale of Microcyn-based products in Europe. In Mexico, we sell Microcyn through a network of distributors and through a contract sales force dedicated exclusively to selling Microcyn, including salespeople, nurses and clinical support staff. In India we sell through Alkem, the fifth largest pharmaceutical company in India. 2008 is the first full year of the product distribution of Microcyn in India. In China, we signed a distribution agreement with China Bao Tai, which, in March, secured marketing approval from the Chinese State Food and Drug Administration (SFDA). China Bao Tai intends to begin distribution of Microcyn-based products to hospitals, doctors and clinics through Sinopharm, the largest pharmaceutical group in China, and to retail pharmacies through Lianhua Supermarkets. Distribution is expected to begin in the fall of 2008.

Our goal for 2008 is to achieve the following milestones:

•	Complete a meeting with FDA regarding our Phase II results and pivotal trial protocols

•	Initiate pivotal trial for evaluating Dermacyn’s effectiveness for treatment of infection in mildly infected diabetic foot ulcers

•	Identify and execute when applicable distribution/partnership agreements for Microcyn outside of the United States

•	Identify and initiate partnerships for Dermacyn drug formulation

•	File additional INDs with FDA to expand label indications

•	Conduct market feasibility study to identify additional product markets

•	Seek additional 501(k) clearances for additional products

•	Assist our partners in China with the launch of Dermacyn into strategic wound care facilities

•	File and obtain additional patents on new formulations and drug delivery systems

We cannot guarantee that we will obtain on a timely basis, if at all, the necessary FDA approval and/or clearances to market Microcyn in the United States for the treatment of infection in diabetic foot ulcers, wound healing or otherwise. A number of factors can delay or prevent completion of human clinical trials, particularly patient recruitment. Moreover, many drug candidates fail to successfully complete clinical trials. After an NDA is filed with the FDA, the FDA commences an in-depth review of the NDA that takes ten months to a year to complete but may take longer. In addition, we cannot guarantee that we will obtain on a timely basis, or at all, the necessary 510(k) clearances for the next-generation Microcyn product formulation. The milestones described above assume that we have sufficient funds to conduct and complete our pivotal trials, that the results from these clinical trials support an NDA filing and that our products will be commercially viable. We cannot guarantee that we will find appropriate distribution or strategic partners, generate revenue sufficient to fund our cash flow needs or that we will meet any of the milestones described above in a timely manner or at all.

We also operate a microbiology contract testing laboratory division that provides consulting and laboratory services to medical companies that design and manufacture biomedical devices and drugs, as well as testing on our products and potential products. Our testing laboratory complies with U.S. good manufacturing practices and quality systems regulation.

Industry Background

Wound Care Industry Overview

According to Medtech Insight, a Division of Windhover Information, there were over 51 million incidents of invasive wounds in the United States during 2004. Of these, over 6 million were chronic wounds, including arterial, diabetic, pressure and venous ulcers. The remaining 45 million were acute wounds, which follow the normal process of healing and commonly include burns, traumatic wounds, and acute invasive surgeries

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

The increasing prevalence of chronic wounds is driven by large and growing elderly, diabetic and obese populations.

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

Advanced Technologies

Techniques and devices have been developed to treat complex and hard-to-treat wounds, ranging from specialized devices to antimicrobial dressings. Negative pressure wound therapy, high pressure oxygen chambers and localized devices, sophisticated water-based tissue removal devices, oxygenated mist devices and tissue engineered skin substitutes are some of the most advanced devices available to the wound care specialist. Although relatively effective, many of these treatments have limitations or drawbacks in that they cannot be used on certain types of wounds or are expensive and complex to use. Despite these advanced technologies, treatment of challenging wounds continues to be multi-pronged, with a number of associated therapies employed in an attempt to achieve wound closure. These devices are designed to accelerate wound healing but generally are not designed to independently kill bacteria and cure infection.

Market Opportunity — Key Limitations of Existing Treatments

Commonly used topical antiseptics and antibiotics have limitations and side effects that may constrain their usage. For example:

•	antibiotics and antiseptics can kill bacteria and cure infection but do not independently accelerate wound healing;

•	many antiseptics, including Betadine, hydrogen peroxide and Dakin’s solution, are toxic, can destroy human cells and tissue, may cause allergic reactions and can impede the wound healing process;

•	silver-based products are expensive and require precise dosage and close monitoring by trained medical staff to minimize the potential for tissue toxicity, allergic reactions and bacterial resistance;

•	the increase in antibiotic resistant bacterial strains, such as MRSA and VRE, have compromised the effectiveness of some widely used topical and systemic antibiotics, including Neosporin and Bacitracin;

•	Oral and systemic antibiotics often are not effective in treating topical infections especially if the patient does not have adequate blood flow to the wound and they can also cause serious side effects; and

•	growth regulators, skin substitutes and vacuum assisted closure accelerate wound healing but do not cure infection.

Our Solution

We believe Microcyn has potential advantages over current methods of care in the treatment of chronic and acute wounds, including the following:

•	Cures Infection. Our phase II results and several physician based studies suggest that Microcyn may be effective in curing and improving the signs and symptoms of infections.

•	Accelerates Wound Healing. Based on numerous physician based studies and usage feedback from doctors, we believe that Microcyn may accelerate the wound healing process independently of the benefits of curing the infection.

•	Wound Care Solution. Our 510(k) product is cleared as a medical device for sale in the United States in wound cleaning, or debridement, lubricating, moistening and dressing. Although we do not have the necessary regulatory approvals to market Microcyn in the United States as a drug, laboratory testing and physician clinical studies further suggest that our 510(k) Microcyn product may be effective against a wide range of bacteria that causes infection in a variety of acute and chronic wounds. In addition, because of its mechanism of action, we believe Microcyn does not target specific strains of bacteria, the practice of which has been shown to promote the development of resistant bacteria. In physician clinical studies, our 510(k) Microcyn product has been used in conjunction with other wound care therapeutic products. Data from these studies suggest that patients generally experienced less pain, improved mobility and physical activity levels and better quality of life.

•	Non-irritating. Our 510(k) product label states that our 510(k) product, which is based on our Microcyn technology, is non-irritating and non-sensitizing to the skin and eyes. Throughout all our clinical trials and physician clinical studies to date and since our first commercial sale of Microcyn in Mexico in 2004, we have received no reports of serious adverse events related to the use of Microcyn products when used according to label instructions.

•	Ease of Use. Our 510(k) product label states that our 510(k) product requires no special handling precautions. Our products require no preparation before use or at time of disposal, and caregivers can use our products without significant training. In addition, Microcyn can be stored at room temperature. Unlike other oxychlorine solutions, which are typically stable for not more than 48 hours, our laboratory tests show that Microcyn has a shelf life ranging from one to two years depending on the size and type of packaging. Our products are also designed to be complementary to most advanced technologies to treat serious wounds, such as negative pressure wound therapy, jet lavage and tissue-engineered skin substitutes.

•	Cost-Effectiveness. The treatment of many wounds requires extended hospitalization and care, including the use of expensive systemic antibiotics. Infection prolongs the healing time and necessitates increased use of systemic antibiotics. We believe that Microcyn has the potential to cure infection, accelerate healing time and, in certain cases, may help reduce the need for systemic antibiotics, reduce the need for amputation and lead to earlier hospital discharge, thereby lowering overall patient cost.

Our Strategy

Our goal is to become a worldwide leader and standard of care in the treatment of open wounds. We also intend to leverage our expertise in wound care into additional market opportunities. The key elements of our strategy include the following:

Obtain drug regulatory approvals in the United States

We intend to seek additional regulatory clearances and approvals, which we believe will allow us to accelerate adoption of our products by wound care specialists worldwide. We have completed a proof-of-concept Phase II trial in the U.S., which demonstrated the effectiveness of Microcyn in mildly infected diabetic foot ulcers with the primary endpoint of clinical cure or improvement of the signs of infection. We used 15 clinical sites and enrolled 48 evaluable patients in three arms, using Microcyn alone, Microcyn plus an oral antibiotic and saline plus an oral antibiotic. We announced the results of our Phase II trial in March of this year. In the clinically evaluable population of the study, the clinical success rate at visit four (test of cure) for Microcyn-alone-treated patients was 93.3% compared to 56.3% for the levofloxacin plus saline-treated patients. This study was not statistically powered, but the high clinical success rate (93.3%) and the p-value (0.033) would suggest the difference is meaningfully positive for the Microcyn-treated patients. Also, for this set of data, the 95% confidence interval for the Microcyn only arm ranged from 80.7% to 100% while the 95.0% confidence interval for the levofloxacin and saline arm ranged from 31.9% to 80.6%; the confidence intervals do not overlap, indicating a favorable clinical success for Microcyn compared to Levofloxacin. At visit 3 (end of treatment) the clinical success rate for patients treated with Microcyn-alone was 77.8% compared to 61.1% for the levofloxacin plus saline-treated patients. Following a review meeting with the FDA, which we expect to conduct late summer 2008, we intend to initiate pivotal trials. These clinical trials are intended to provide the clinical basis for submission to the FDA of a new drug application, or NDA, for the treatment of mildly infected diabetic foot ulcers. We also intend to explore a broader U.S. commercialization strategy for our Microcyn-based products under our existing or additional 510(k) clearances.

Drive adoption of Microcyn as the standard of care in the wound care market to help prevent and treat infection

We believe our products are well positioned to become the standard of care in helping to treat infections while also accelerating wound healing. We seek to drive adoption of Microcyn as the standard of care in the wound care market by establishing strong scientific, evidence-based rationale for its use as has been demonstrated in over 25 clinical studies to date. We intend to continue to maintain a marketing presence in key medical communities throughout the world through targeted direct marketing, publication in scientific journals, and sponsorships of physician presentations at medical conferences and seminars.

Develop strategic collaborations and distribution in the acute and chronic wound care market

Outside the United States and Mexico, we intend to pursue strategic relationships with respect to sales, marketing and distribution. To accelerate adoption of our products, we may enter into strategic relationships with healthcare companies that have product lines, a sales force and distribution channels that are complementary to ours. We believe collaborations allow us to leverage our resources and technology. We intend to pursue access to these markets through strategic partnerships. We have engaged an investment banker to assist us in identifying appropriate partners for development and commercialization of our products. These relationships may take the form of co-development, co-promotion, co-marketing or distribution agreements. For instance, in India we sell through Alkem Laboratories, the fifth largest pharmaceutical company in India. In Europe, we sell Microcyn through exclusive agreements with country-specific distributors. In China, we signed a distribution agreement with China Bao Tai, which in March 2008 secured marketing approval from the Chinese State Food and Drug Administration

(SFDA). China Bao Tai intends to begin distribution of Microcyn-based products to hospitals, doctors and clinics through Sinopharm, the largest pharmaceutical group in China, and to retail pharmacies through Lianhua Supermarkets.

We currently make Microcyn available under our 510(k) clearances in the United States primarily through our website and several regional distributors. We intend to explore a broader U.S. commercialization strategy for our Microcyn-based 510(k) product under existing or additional 510(k) clearances. We plan for a more aggressive commercialization and product launch in the event we obtain drug approval or sooner if our current market assessment study suggests we can develop a successful commericalzation strategy for our 510(k) clearances. We will assess the various options including the deployment of our own direct sales force or forming a strategic collaboration with a company that already has an existing sales force servicing the U.S. market.

Develop strategic partnerships in numerous indications outside the wound care market

We believe our products have potential applications in several other large therapeutic categories or markets, including respiratory, ophthalmology, dermatology, dental and veterinary markets. We intend to pursue access to these markets through strategic partnerships.

Microcyn Platform Technology

Mechanism of Action

We believe Microcyn’s ability to treat and prevent infection and promote wound healing is based on its uniquely engineered chemistry. As a result of our proprietary manufacturing process, Microcyn is a proprietary solution of electrically charged oxychlorine molecules that, among other things, interacts with and inactivates surface proteins on cell walls and membranes of microorganisms and viruses. The function of these proteins are varied and play significant roles in cell communication, nutrient and waste transport and other required functions for cell viability. Once Microcyn surrounds single cell microorganisms, it damages these proteins, causing the cell membrane to rupture, leading to cell death, which we believe is caused by increased membrane permeability and induced osmotic pressure imbalance. We continue to study the exact mechanisms by which protein and structural components of the bacterial cell walls and membranes, and the protein shell that surrounds a virus, are affected by Microcyn. This destruction of the cell appears to occur through a fundamentally different process than that which occurs as a result of contact with a bleach-based solution because experiments have demonstrated that Microcyn kills bleach-resistant bacteria. However, we believe the solution remains non-irritating to human tissues because human cells have unique protective mechanisms, are interlocked, and prevent Microcyn from targeting and surrounding single cells topically on the body. Our laboratory tests suggest that our solution does not penetrate and kill multi-cellular organisms and does not damage or affect human DNA.

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

In recently published studies, Microcyn has been shown to significantly increase the dilation of capillaries in wounds as indicated by higher levels of oxygen at a wound site after the application of our product and also reduce inflammation by inhibiting certain inflammatory responses from allergy-producing mast cells. It is widely accepted that reducing inflammation surrounding an injury or wound is beneficial to wound healing. Our laboratory research suggests that Microcyn’s interference with these cells is selective to only the inflammatory response and does not interfere with other functions of these cells.

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

	Approval or	Year of Approval
Region	Clearance Type	or Clearance	Summary Indication

United States	510(k)	2005	Moistening and lubricating absorbent wound dressings for traumatic wounds.
	510(k)	2005	Moistening and debriding acute and chronic dermal lesions.
	510(k)	2006	Moistening absorbent wound dressings and cleaning minor cuts.
European Union	CE Mark	2004	Debriding, irrigating and moistening acute and chronic wounds in comprehensive wound treatment by reducing microbial load and creating moist environment.

	Approval or	Year of Approval
Region	Clearance Type	or Clearance	Summary Indication

Mexico	Product Registration	2004	Antiseptic treatment of wounds and infected areas.
	Product Registration	2003	Antiseptic disinfection solution for high level disinfection of medical instruments, and/or equipment and clean-rooms, areas of medical instruments, equipment and clean room areas.
Canada	Class II Medical Device	2004	Moistening, irrigating, cleansing and debriding acute and chronic dermal lesions, diabetic ulcers and post-surgical wounds.
India(1)	Drug License	2006	Cleaning and debriding in wound management.
China	Medical Device	2008	Reduces the propagation of microbes in wounds and creates a moist environment for wound healing.

(1)	Drug license held by Indian distributor as required by Indian law.

Clinical Trials

We have completed a proof-of-concept Phase II trial in the U.S., which demonstrated the effectiveness of Microcyn in mildly infected diabetic foot ulcers with the primary endpoint of clinical cure and improvement of infection. We used 15 clinical sites and enrolled 48 evaluable patients in three arms, using Microcyn alone, Microcyn plus an oral antibiotic and saline plus an oral antibiotic. We announced the results of our Phase II trial in March 2008. In the clinically evaluable population of the study, the clinical success rate at visit four (test of cure) for Microcyn-alone-treated patients was 93.3% compared to 56.3% for the levofloxacin plus saline-treated patients. This study was not statistically powered, but the high clinical success rate (93.3%) and the p-value (0.033) suggests the difference is meaningfully positive for the Microcyn-treated patients. Also, for this set of data, the 95.0% confidence interval for the Microcyn only arm ranged from 80.7% to 100% while the 95.0% confidence interval for the levofloxacin and saline arm ranged from 31.9% to 80.6%; the confidence intervals do not overlap, indicating a favorable clinical success for Microcyn compared to Levofloxacin. At visit 3 (end of treatment), the clinical success rate for patients treated with Microcyn-alone was 77.8% compared to 61.1% for the levofloxacin plus saline-treated patients. Following a review meeting with the FDA which we expect to conduct in late summer of 2008, we intend to initiate the pivotal trials. These clinical trials are intended to provide the clinical basis for submission to the FDA of a NDA for the treatment of infected diabetic foot ulcers.

Physician Clinical Studies

In addition to the Phase II trial mentioned above, several physicians and scientists have conducted more than twenty-five clinical studies of Microcyn generating data suggesting that the Microcyn technology is non-irritating to healthy tissue, reduces microbial load, accelerates wound healing, reduces pain, shortens treatment time and may have the potential to reduce costs to healthcare providers and patients. We have sponsored the majority of physicians performing these studies by supplying Microcyn, unrestricted research grants, paying expenses or providing honoraria. In some cases, the physicians who performed these studies also hold equity in our company. The studies were performed in the United States, Europe, India, Pakistan, China and Mexico, and used various endpoints, methods and controls (for example, saline, antiseptics and antibiotics). These studies were not intended to be rigorously designed or controlled clinical trials and, as such, did not have all of the controls required for clinical trials used to support an NDA submission to the FDA in that they did not necessarily include blinding, randomization, predefined clinical endpoints, use of placebo and active control groups or U.S. good clinical practice requirements.

In many cases the physicians who led these studies have published articles on their studies and results. The following table lists publications and presentations at peer — reviewed meetings from physicians who have completed studies on the use of Microcyn for wound care and wound irrigation.

		Number of
Physician	Country	Patients	Publication

David E. Allie, M.D.(1)	U.S.	40	Allie D. Super-Oxidized Dermacyn in Lower-Extremity Wounds. Wounds, 2006, 18 (Suppl), 3-6.
Tom Wolvos, M.D.(2)	U.S.	26	Wolvos TA. Advanced Wound Care with Stable, Super-Oxidized Water. A look at how combination therapy can optimize wound healing. Wounds, 2006, 18 (Suppl), 11-13.
Cheryl Bongiovanni, Ph.D.(3)	U.S.	8	Bongiovanni CM. Superoxidized Water Improves Wound Care Outcomes in Diabetic Patients. Diabetic Microvascular Complications Today, 2006, May-Jun: 11-14.
		3	Bongiovanni CM. Nonsurgical Management of Chronic Wounds in Patients with Diabetes. Journal of Vascular Ultrasound, 2006, 30: 215-218,
Luca Dalla Paola, M.D.(4)	Italy	218	Dalla Paola L, Brocco E, Senesi, A, Merico M, De Vido D, Assaloni R, DaRos R. Super-Oxidized Solution (SOS) Therapy for Infected Diabetic Foot Ulcers. Wounds, 2006, vol. 18: 262-270
			Dalla Paola, L. Treating diabetic foot ulcers with super-oxidized water. Wounds, 2006, 18 (Suppl), 14-16
Alberto Piagessi, M.D.(5)	Italy	33	Goretti C, Mazzurco S, Ambrosini Nobili L, Macchiarini S, Tedeschi A, Palumbo F, Scatena A, Rizzo L and Piaggesi A. Clinical Outcomes of Wide Postsurgical Lesions in the Infected Diabetic Foot Managed With 2 Different Local Treatment Tegimes Compared Using a Quasi-Experimental Study Design: A Preliminary Communication. Int. J. Lower Extremity Wounds, 2007 6: 22-27.
Ariel Miranda, M.D.(5)	Mexico	64	Miranda-Altamirano A. Reducing Bacterial Infectious Complications from Burn Wounds. A look at the use of Oculus Microcyn60 to treat wounds in Mexico. Wounds, 2006, 18 (Suppl), 17-19.
Lenka Veverkova, M.D.(3)	Czech Republic	27	Veverkova L, Jedlicka V, Vesely M, Tejkalova R, Zabranska S, Capov I, Votava M. Methicilin-resistent Staphylococcus aureus — problem in health care. J Wound Healing 2005, 2:201-202.

		Number of
Physician	Country	Patients	Publication

Elia Ricci M.D.(6)	Italy	40	Ricci E, Astolfi S, Cassino R. Clinical results about an antimicrobial solution (Dermacyn Wound Care) in the treatment of infected chronic wounds. 17th Conference. EWMA Meeting 2005. Glasgow, UK. May 2-4, 2007. In preparation for publication.
Alfredo Barrera MD(5)	Mexico	40	Barrera-Zavala A, Guillen-Rojas M, Escobedo-Anzures J, Rendon J, Ayala O & Gutiérrez AA. A pilot study on source control of peritonitis with a neutral pH — super oxidized solution16th World Congress of the International, Association of Surgeons and Gastroenterologists (IASG). Madrid, Spain. 25th-27th May, 2006.
D Peterson MD	US	5	Peterson D, Hermann K, Niezgoda J, Dermacyn Effective in Treatment of Chronic Wounds with Extensive Bioburden While Reducing Local Pain Levels. Symposium on Advanced Wound Care and Wound Healing Society, Tampa, FL, April 28-May 1, 2007.
Steenvoorde, P.M.D, Van Doorn, L.P., M.A., Jacobi, C.E, PhD & Oskam, J., M.D., PhD.(3)	Netherlands	10	An unexpected effect of Dermacyn on infected leg ulcers, J Wound Care 2007, 16: 60-61.
Fermin Martinez M.D.	Mexico	45	Martínez-De Jesús FR, Ramos-De la Medina A, Remes-Troche JM, Armstrong DG, Wu SC, Lázaro Martínez JL, Beneit-Montesinos JV. Efficacy and safety of neutral pH superoxidised solution in severe diabetic foot infections. Int Wound J. 2007, 4:353-362.
Hadi SF MD(3)	Pakistan	100	Hadi SF, Khaliq T, Bilal N, Sikandar I, Saaiq M, Zubair M, Aurangzeb S. Treating infected diabetic wounds with superoxidized water as anti-septic agent: a preliminary experience. J Coll Physicians Surg Pak. 2007, 17:740-743.
BT Monaghan DPM(3)	Ireland	10	Monaghan BT & Cundell JH. Dermacyn as the Local Treatment for Infected Diabetic Foot Wounds. A case series. 5th Int. Symp. On the Diabetic Foot. Noordwijkerhout. 2007, The Netherlands. May 9-12, 2007.
Fernando Uribe MD(6)	Mexico	80	Uribe F. Effect of neutral pH Superoxidized solution in the healing of diabetic foot ulcers. 47th ICAAC Meeting. Poster L-1144. Chicago, IL. USA. Sept 17-20, 2007.

		Number of
Physician	Country	Patients	Publication

Ning Fanggang MD(3)	China	20	Fanggang N, Guoan Z. The clinical efficacy of Dermacyn on deep partial thickness burn wounds.
Amar Pal Suri DPM(6)	India	100	Suri AP. The Effectiveness of Stable Neutral Super-oxidized Solution for the Treatment of Infected Diabetic Foot Wounds. Diabetic Foot Global Conference. Hollywood, CA. 13-15 March. 2008.
			Submitted for publication Jan, 2008.
Alberto Piaggesi M.D.(5)	Italy	40	Piaggesi A et al. Efficacy and safety of microcyn® technology in wide post-surgical lesions in the infected diabetic foot. Diabetic Foot Global Conference. Hollywood, Ca. 13-15 March. 2008.
Robert G. Frykberg, DPM, MPH(6)	US	23	RG. Frykberg, RG, Tallis A, Tierney, E.: Wound Healing in Chronic Lower Extremity Wounds Comparing Super-Oxidized Solution (SOS) vs. Saline. Diabetic Foot Global Conference. Hollywood, Ca. 13-15 March. 2008.
Matthew Regulski DPM(5)	US	18	Regulski M, Floros R, Petranto R, Migliori V, Alster H, Pfeiffer D. Efficacy and Compatibility of Combination Therapy with Super-Oxidized Solution and a Skin Substitute for Lower Extremity Wounds. Symposium on Advanced Wound Care and Wound Healing Society, San Diego, CA, April 24-28, 2008.
Adam Landsman DPM PhD,(5) Andres A Gutierrez MD PhD(1) & Oculus Collaborative Group	US	48	Landsman A, Blume P, Palladino M, Jordan D, Vayser DJ, Halperin G, Gutierrez AA and Oculus Collaborative Group. An Open Label, Three Arm Study of the Safety and Clinical Efficacy of Topical Wound Care vs. Oral Levofloxacin vs. Combined Therapy for Mild Diabetic Foot Infections. Diabetic Foot Global Conference. Hollywood, CA. 13-15 March. 2008.
Christopher Gauland, DPM(3)	US	5	Gauland C., Sickle Cell Disease, Symposium on Advanced Wound Care and Wound Healing Society, San Diego, CA, April 24-28, 2008.

Notes

(1)	indicates that the physician is an investor and was a member of our Medical and Business Advisory Board which the Company dissolved in April 2007, a paid consultant and received research grants, expense payments, honorarium and Microcyn to complete the study.

(2)	indicates that the physician was a paid consultant, received expenses in connection with corporate development and licensing evaluations and is a warrant holder.

(3)	indicates that the physician received Microcyn to complete the study.

(4)	indicates that the physician is a paid consultant, was a member of our Medical and Business Advisory Board, which the Company dissolved in April 2007, and received expense payments and Microcyn to complete the study.

(5)	indicates that the physician received payments, expense payments and Microcyn to complete the study.

(6)	indicates that the physician received reimbursement of travel expenses and received Microcyn to complete the study.

In addition to the above articles and publications, several additional papers on the basic science of the technology have been published or have been submitted for peer review and publication, including:

Researchers	Country	Publication

Landa-Solis, González-Espinosa D., Guzman B, Snyder M, Reyes-Terán G., Torres K. and Gutiérrez A.A.(1)	México	Microcyn(tm) a novel super-oxidized water with neutral pH and disinfectant activity. J Hosp Infect (UK) 2005, 61: 291-299.
Gutiérrez, A.A.(1)	US	The science behind stable, super-oxidized water. Exploring the various applications of super-oxidized solutions. Wounds, 2006, 18 (Suppl), 7-10.
Dalla Paola L. and Faglia E.(2)	Italy	Treatment of diabetic foot ulcer: an overview. Strategies for clinical approach. Current Diabetes Reviews, 2006, 2, 431-447 431.
González-Espinosa D., Pérez-Romano L., Guzman Soriano B., Arias E., Bongiovanni, C.M. & Gutiérrez A.A.(1),(3)	Mexico US	Effects of neutral super-oxidized water on human dermal fibroblasts in vitro. International Wound Journal, 2007, 4: 241-250.
Medina-Tamayo J., Balleza-Tapia H., López, X., Cid, M.E., González-Espinosa, D. Gutiérrez A.A.., and González-Espinosa C.(1)	Mexico US	Super-oxidized water inhibits IgE-antigen- induced degranulation and cytokine release in mast cells. International Immunopharmacology 2007. 2007, 7:1013-1024.
Q LeDuc.	UK	Le Duc Q, Breetveld M, Middelkoop E, Scheper RJ, Ulrich MMW, Gibbs S. A cytotoxic analysis of antiseptic medication on skin substitutes and autograft. Br J Dermatology. 2007, 157:33-40.
B McCurdy	US	McCurdy B. Emerging Innovations in Treatment. Podiatry Today 2006, 19: 40-48.
Zahumensky E.	Czech Republic	Infections and diabetic foot syndrome in field practice. Vnitr Lek. 2006;52:411-416.
Rose R., Setlow B., Monroe A., Mallozzi M., Driks A., Setlow P.(5)	US	Comparison of the properties of Bacillus subtilis spores made in liquid or on agar plates. Submitted 2008.
Paul M., Setlow B. and Setlow P.(5)	US	The killing of spores of Bacillus subtilis by Microcyn(tm), a stable superoxided water. Submitted 2008.
Eileen Thatcher(4) & Andres A Gutierrez(1)	US	Thatcher E & Gutiérrez AA. The Anti-Bacterial Efficacy of a New Super-Oxidized Solution. 47th ICAAC Meeting. Chicago, IL. USA. Sept 17-20, 2007.

Researchers	Country	Publication

Michael Taketa-Graham(5), Gutierrez AA(1), Thatcher E.(4)	US	Taketa-Graham M, Gutierrez AA, Thatcher E. The Anti-Viral Efficacy of a New Super-Oxidized Solution.. 47th ICAAC Meeting. Poster L-1144. Chicago, IL. USA. Sept 17-20, 2007.
Dardine J, Martinez C, & Thatcher E.(4)	US	Dardine J, Martinez C, & Thatcher E. Activity of a pH Neutral Super-Oxidized Solution Against Bacteria Selected for Sodium Hypochlorite Resistance.
47th ICAAC Meeting. Poster L-1144. Chicago, IL. USA. Sept 17-20, 2007.
Sauer K, Vazquez G., Thatcher E., Northey R. and Gutierrez A.A.(1),(4),(5)	US	Neutral super-oxidized solution is effective in killing P. aeruginosa biofilms. Submitted 2007.

Notes

(1)	Dr. Gutierrez is our Director of Medical Affairs and conducted the study during his employment by the Company.

(2)	Dr. Dalla Paola was a member of our Medical and Business Advisory Board, which the Company dissolved in April 2007, and received expense payments and Microcyn to complete the study.

(3)	Dr. Bongiovanni received Microcyn to complete the study.

(4)	Dr. Thatcher is a full-time consultant to us, holds shares of our stock, previously served on our board of directors, and received Microcyn to complete the study.

(5)	Dr. Northey is our Director of Research & Development and conducted the study during his employment by the Company.

Sales and Marketing

Our products are purchased by hospitals, physicians, nurses and other healthcare practitioners who are the primary caregivers to patients being treated for acute or chronic wounds, as well as those patients undergoing surgical procedures. We currently make Microcyn available under our three 510(k) clearances in the United States, primarily through our website and several regional distributors for use in accordance with those clearances. We plan for a more aggressive commercialization initiative in the event we obtain drug approval from the FDA or sooner if our current market assessment study suggests we can develop a successful commericalzation strategy for our 510(k) clearances. Our current marketing efforts in the United States are test market in nature, designed to provide us with U.S. medical community feedback in terms of market perception of the Microcyn technology, how used and for what types of indications, but we are exploring a broader U.S. commercialization strategy for Microcyn-based 510(k) products under these or additional 510(k) clearances. In addition, an OTC “first responder” pen application (MyClyns) with Microcyn has been marketed in the United States since January 2008 by our partner, Union Springs Pharmaceuticals (a subsidiary of DECA). Also in January, we announced an exclusive North American distribution agreement with Walco International, Inc., a subsidiary of Animal Health International, Inc. for our Microcyn-based Vetericyn Wound Spray for animals.

In Europe, we currently have distribution agreements with distributors in Germany, Italy, and the Czech Republic for distribution of our Microcyn-based products in those countries.

In Mexico, we market our products through our established distribution network and direct sales organization. We have a dedicated contract sales force, including salespeople, nurses and clinical support staff responsible for selling Microcyn to private and public hospitals and to retail pharmacies.

In India, we entered into an exclusive agreement with Alkem Laboratories, a large pharmaceutical company in India, for the sale of Microcyn-based products in India and Nepal.

In China, we entered into an exclusive distribution agreement with China Bao Tai Investment Company, Ltd., or China Bao Tai, for the sale of Microcyn wound care solution in China, Hong Kong, Macau and Taiwan. China Bao Tai intends to distribute and sell Microcyn to hospitals and pharmacies through Sinopharm, the largest pharmaceutical group in China, and through Lianhua Supermarkets for supermarket distribution. We expect sales of Microcyn wound care solution under this agreement to commence in the fall of 2008, now that China Bao Tai has received Chinese State Food and Drug Administration marketing approval.

Throughout the rest of the world, we intend to use strategic partners and distributors, who have a significant sales, marketing and distribution presence in their respective countries. We have established partners and distribution channels for our wound care products in Bangladesh, Pakistan, Singapore, United Arab Emirates and Saudi Arabia.

Other Market Opportunities

We are seeking strategic partnerships and wound care applications in markets where Microcyn Technology has competitive advantages over antibiotics in numerous medical indications outside of the acute and surgical wound market. Some of these market opportunities include:

Respiratory

Our nasal product candidate is an anti-microbial solution designed to be self-administered into a patient’s nasal cavity for the treatment of acute and chronic rhinosinusitis, or inflammation of the nasal sinuses. In animal studies, Microcyn has been shown to kill the bacteria that causes rhinosinusitis. We have conducted pre-clinical animal studies that suggest the efficacy and safety of this product candidate.

Dermatology

We believe that our Microcyn technology can be used to develop products to treat various fungal and bacterial skin infections. Laboratory and clinical test data support that our technology may be effective in treating these bacterial and fungal infections.

Dental and Oral Care

We believe that our Microcyn technology may be used both as a mouthwash and a dental rinse. Early data from physician studies suggest that it is safe for use in oral surgery.

Ophthalmology

We believe that our technology may be used to treat and prevent eye infections such as conjunctivitis. We have conducted in vitro and animal laboratory testing that suggests that our product is safe when placed in the eye.

Veterinary Medicine

Our animal wound care product is based on Microcyn technology, Vetericyn, is available for use in the United States, and we have entered into an exclusive North American distribution agreement with Walco International, Inc., a subsidiary of Animal Health International, Inc., for distribution of the company’s Microcyn-based Vetericyn Wound Spray for animals.

Research and Product Development

The main goals of our research and product development program are to design, develop and produce products to treat acute and chronic wounds, and to identify new applications for our technology. Our research and product development efforts relating to our Microcyn-based products are divided into three areas: science, new product development and engineering.

Our scientists work to continually improve our product performance by evaluating variations of the formulations and chemical structures of our products. For example, we are evaluating alterations to Microcyn to increase the speed at which it kills certain bacteria and viruses. Significant efforts are also being directed toward extending our understanding of the unique chemistry of our products.

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

Currently, the main focus of our engineering staff is the construction or procurement of a U.S. Good Manufacturing Practices, or cGMP, compliant manufacturing system for our drug product. This entails significant upgrades to our raw material, manufacturing and bottling systems.

Our technology may have application in other non-medical markets. We intend to pursue opportunities in these markets with third parties as they arise. We plan to increase our research and product development staff in the future to address market demands identified in our market research and commercial practice.

Manufacturing

We manufacture Microcyn through a proprietary electrolysis process within a multi-chamber system. We are able to control the passage of ions through proprietary membranes, yielding electrolyzed water with only trace amounts of chlorine. This process is fundamentally different from the processes for manufacturing hydrogen peroxide and bleach and, we believe, is the basis for our technology’s effectiveness and safety. Our manufacturing process produces very little waste, which is disposed of as water after a simple non-toxic chemical treatment.

We have a research and development pilot plant in Petaluma, CA, we manufacture our products in Sittard, The Netherlands and Zapopan, Mexico. We have developed an automated manufacturing process and conduct quality assurance testing on each production batch in accordance with current U.S. cGMP. Our facilities are required to meet and maintain regulatory standards applicable to the manufacture pharmaceutical and medical device products. Our United States and Netherlands facilities are certified and comply with cGMP medical device Quality Systems Regulation, or QSR, and International Organization for Standardization, or ISO, guidelines. Our Mexico facility has been approved by the MOH and is also ISO certified.

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

As of May 31, 2008, we own one issued U.S. patent, two issued European patents, one issued Japanese patent, 12 pending U.S. patent applications and 44 foreign pending patent applications generally relating to super-oxidized water. These applications include four international PCT applications for which the time to file counterpart phase applications has not yet expired. Our portfolio of issued and pending applications can be divided into two groups. The first group includes one U.S. issued patent, two issued European patents, one issued Japanese patent, three pending U.S. patent applications and four foreign patent applications that relate to early generation super-oxidized water product, methods of using super-oxidized water, and aspects of the method and apparatus for manufacturing super-oxidized water. The second group includes nine pending U.S. patent applications and 40 foreign patent applications (including international PCT applications) that relate to Microcyn, the method and apparatus for manufacturing Microcyn, and its uses.

Although we work to protect our technology, we cannot assure you that any patent will issue from currently pending patent applications or from future patent applications. For example, a competitor filed a Notice of Opposition in the Opposition Division of the European Patent Office to our recently issued European patent. We also cannot assure you that the scope of any patent protection will exclude competitors or provide competitive advantages to us, that any of our patents will be held valid if subsequently challenged, or that others will not claim rights in or ownership of our patents and proprietary rights. Furthermore, we cannot assure you that others have not developed or will develop similar products, duplicate any of our products or design around our patents.

We have also filed for trademark protection for marks used with our Microcyn products in each of the United States, Europe, Canada, certain countries in Central and South America, including Mexico and Brazil, and certain countries in Asia, including Japan, China, the Republic of Korea, India and Australia. In addition to patents and trademarks, we rely on trade secret and other intellectual property laws, nondisclosure agreements and other measures to protect our intellectual property rights. We believe that in order to have a competitive advantage, we must develop and maintain the proprietary aspects of our technologies. We require our employees, consultants and advisors to execute confidentiality agreements in connection with their employment, consulting or advisory relationship with us. We also require our employees, consultants and advisors whom we expect to work on our products to agree to disclose and assign to us all inventions made in the course of our working relationship with them, while using our property or which relate to our business. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to wrongfully obtain or use information that we regard as proprietary. For more information, please see “Risk Factors,” “Our competitive position depends on our ability to protect our intellectual property and our proprietary technologies.”

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

Our products can replace the use of sterile saline for debriding and moistening a dressing as well as for use as a complementary product with many advanced wound care technologies, such as the VACTherapy System from Kinetic Concepts Inc., skin substitute products from Smith & Nephew, Integra Life Sciences, Life Cell, Organogenesis and Ortec International, and ultrasound from Celleration. We believe that Microcyn can enhance the effectiveness of many of these advanced wound care technologies. Because Microcyn is competitive with some of the large wound care companies’ products and complementary to others, we may compete with such companies in some product lines and complement other product lines.

While many companies are able to produce oxychlorine formulations, their products, unlike ours, typically become unstable after 48 hours. One such company, PuriCore, sells electrolysis machines used to manufacture brine-based oxidized water primarily as a sterilant. Additionally, we believe that Microcyn is the only stable anti-infective therapeutic available in the world today that simultaneously cures or improves infection while also accelerating wound healing through increased blood flow to the wound bed and reduction of inflammation.

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

Government Regulation

Government authorities in the United States at the federal, state and local levels and foreign countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, promotion, advertising, distribution, sampling, marketing, and import and export of pharmaceutical products, biologics and medical devices. All of our products in development will require regulatory approval or clearance by government agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous pre-clinical and clinical trials and other approval procedures of the FDA and similar regulatory authorities in foreign countries. Various federal, state, local and foreign statutes and regulations also govern testing, manufacturing, safety, labeling, storage, distribution and record-keeping related to such products and their marketing. The process of obtaining these approvals and clearances, and the subsequent process of maintaining substantial compliance with appropriate federal, state, local, and foreign statutes and regulations, require the expenditure of substantial time and financial resources. In addition, statutes, rules, regulations and policies may change and new legislation or regulations may be issued that could delay such approvals.

Medical Device Regulation

Microcyn has received three 510(k) clearances for use as a medical device in wound cleaning, or debridement, lubricating, moistening and dressing, including traumatic wounds and acute and chronic dermal lesions. Any future product candidates or new applications using Microcyn that are classified as medical devices will need approval or clearance by the FDA.

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

•	Pre-Clinical Phase. The pre-clinical phase involves the discovery, characterization, product formulation and animal testing necessary to prepare an Investigational New Drug application, or IND, for submission to the FDA. The IND must be accepted by the FDA before the drug can be tested in humans.

•	Clinical Phase. The clinical phase of development follows a successful IND submission and involves the activities necessary to demonstrate the safety, tolerability, efficacy, and dosage of the substance in humans, as well as the ability to produce the substance in accordance with cGMP requirements. Data from these activities are compiled in a New Drug Application, or NDA, or for biologic products a Biologics License Application, or BLA, for submission to the FDA requesting approval to market the drug.

•	Post-Approval Phase. The post-approval phase follows FDA approval of the NDA or BLA, and involves the production and continued analytical and clinical monitoring of the product. The post- approval phase may also involve the development and regulatory approval of product modifications and line extensions, including improved dosage forms, of the approved product, as well as for generic versions of the approved drug, as the product approaches expiration of patent or other exclusivity protection.

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

Mexico.  The MOH is the authority in charge of sanitary controls in Mexico. Sanitary controls are a group of practices related to the orientation, education, testing, verification and application of security measures and sanctions exercised by the MOH. The MOH acts by virtue of the Federal Commission for the Protection against Sanitary Risks, or COFEPRIS, a decentralized entity of the MOH whose mission is to protect the population against sanitary risks, by means of centralized sanitary regulations, controls and by raising public awareness.

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

Employees

As of March 31, 2008, we had 79 full-time employees, including 4 in manufacturing, 22 in research and development, 11 in regulatory and clinical, seven in sales and marketing and 19 in executive or administrative functions in the United States, three in administrative functions in Europe, five in administrative functions in Mexico, seven in our services business and one in an information technology function. None of our employees is covered by collective bargaining arrangements, and we consider our relationship with our employees to be good.

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

We have incurred significant losses in each fiscal year since our inception, including net loss from continuing operations of $20.3 million, $19.8 million and $23.1 million for the years ended March 31, 2008, 2007 and 2006 respectively. Our accumulated deficit as of March 31, 2008 was $90.8 million. We have yet to demonstrate that we can generate sufficient sales of our products to become profitable. The extent of our future operating losses and the timing of profitability are highly uncertain, and we may never achieve profitability. Even if we do generate significant revenues from our product sales, we expect that increased operating expenses will result in significant operating losses in the near term as we, among other things:

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

Without raising additional capital, we would curtail certain operational activities, including regulatory trials, in order to reduce costs. We cannot provide any assurance that we will secure any commitments for new financing on acceptable terms, if at all.

Because all of our products are based on our Microcyn platform technology, we will need to generate sufficient revenues from the sale of Microcyn to execute our business plan.

All of our products are based on our Microcyn platform technology, and we do not have any non-Microcyn product candidates that will generate revenues in the foreseeable future. Accordingly, we expect to derive substantially all of our future revenues from sales of our current Microcyn products. We have been selling our products since July 2004, and substantially all of our historical product revenues have been from sales of Microcyn in Mexico prior to 2007. Although we began selling in Europe in October 2004, in the United States in June 2005, and in India in July 2006, our product revenues outside of Mexico were not significant prior to fiscal year 2007. For example, product revenues from countries outside of Mexico were just 9% of our product revenues for the year ended March 31, 2006. However, for the years ended March 31, 2008 and 2007, the percentage of product revenues from outside of Mexico increased to 26% and 32%, respectively. Microcyn has not been adopted as a standard of care for wound treatment in any country and may not gain acceptance among physicians, nurses, patients, third-party payors and the medical community. Existing protocols for wound care are well established within the medical community and tend to vary geographically, and healthcare providers may be reluctant to alter their protocols to include the use of Microcyn. If Microcyn does not achieve an adequate level of acceptance, we will not generate sufficient revenues to become profitable. We recently decreased our sales and marketing activities in Europe and Mexico, which could materially affect our revenues in the geographic areas in the future.

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

We have sponsored the majority of physicians performing physician clinical studies of Microcyn and in some cases, the physicians who performed these studies also hold equity in our company. The physician clinical studies were performed in the United States, Mexico, Europe, Pakistan, India and China, and used various endpoints, methods and controls. These studies were not intended to be rigorously designed or controlled clinical trials and, as such, did not have all of the controls required for clinical trials used to support an NDA submission to the FDA in that they did not include blinding, randomization, predefined clinical endpoints, use of placebo and active control groups or U.S. good clinical practice requirements. Consequently, the results of these physician clinical studies may not be used by us to support an NDA submission for Microcyn to the FDA. In addition, any results obtained from clinical trials designed to support an NDA submission for Microcyn to the FDA may not be as favorable as results from such physician clinical studies and otherwise may not be sufficient to support an NDA submission or FDA approval of any Microcyn NDA.

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

Clinical trials can be long and expensive, and the outcome of clinical trials is uncertain and subject to delays. It may take several years to complete clinical trials, if at all, and a product candidate may fail at any stage of the clinical trial process. The length of time required varies substantially according to the type, complexity, novelty and intended use of the product candidate. Interim results of a preclinical study or clinical trial do not necessarily predict final results, and acceptable results in preclinical studies or early clinical trials may not be repeatable in later subsequent clinical trials. The commencement or completion of any of our clinical trials may be delayed or halted for a variety of reasons, including the following:

•	insufficient funds to continue our clinical trials;

•	the FDA requirements for approval, including requirements for testing efficacy or safety, may change;

•	the FDA or other regulatory authorities do not approve a clinical trial protocol;

•	patients do not enroll in clinical trials at the rate we expect;

•	delays in reaching agreement on acceptable clinical trial agreement terms with prospective sites;

•	delays in obtaining institutional review board approval to conduct a study at a prospective site;

•	third party clinical investigators do not perform our clinical trials on our anticipated schedule or consistent with the clinical trial protocol and good clinical practices, or the third party organizations do not perform data collection and analysis in a timely or accurate manner; and

•	governmental regulations or administrative actions are changed.

We do not know whether future clinical trials will demonstrate safety and efficacy sufficiently to result in additional FDA approvals. While a number of physicians have conducted clinical studies assessing the safety and efficacy of Microcyn for various indications, the data from these studies is not sufficient to support approval of Microcyn as a drug in the United States. In addition, further studies and trials could show different results. For example, after an Environmental Protection Agency, or EPA, review of our registration filing, including the results of disinfectant efficacy testing conducted by an independent laboratory retained by us, we obtained EPA authorization, or registration, for the distribution and sale of our Microcyn-based product, Cidalcyn, as a hospital grade disinfectant. However, the EPA conducted subsequent tests and informed us that Cidalcyn did not meet efficacy standards when tested against three specific pathogens. In response to this test, we voluntarily recalled samples of the product previously distributed and later entered into a Consent Agreement and Final Order with the EPA, allowing us to amend our EPA registration and pay a $20,800 fine without admitting or denying any wrongdoing. In addition, in an independent physician study of 10 patients in which procedures were not fully delineated, published in February 2007, four patients discontinued treatment with Dermacyn due to pain, and beneficial change in wound microbiology was found in only one of the six remaining patients. In our Phase II trial, one patient reported a burning sensation which physicians indicated was probably attributable to Microcyn. We will be required to conduct additional clinical trials prior to seeking approval of Microcyn for additional indications. Our failure to adequately demonstrate the safety and efficacy of our product candidates to the satisfaction of the FDA will prevent our receipt of FDA approval for additional indications and, ultimately, impact commercialization of our products in the United States. If we experience significant delays or adverse results in clinical trials, our financial results and the commercial prospects for products based on Microcyn will be harmed, our costs would increase and our ability to generate revenue would be delayed.

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

We do not know whether our products based on Microcyn will receive approval from the FDA as a drug. The data from clinical studies of Microcyn conducted by physicians to date will not satisfy the FDA’s regulatory criteria for approval of an NDA. In order for us to seek approval for the use of Microcyn as a drug in the treatment of infections in wounds, we will be required to conduct additional preclinical and clinical trials and submit applications for approval to the FDA. For example, we recently concluded a Phase II study and are planning to conduct a pilot study of Microcyn for the treatment of wound infections. We will need to conduct additional non-clinical and well-controlled clinical trials in order to generate data to support FDA approval of Microcyn for this indication.

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

We plan to change the brand name of our product in Mexico, which may result in the loss of any brand recognition that we have established with users of our products.

In accordance with the settlement of a trademark infringement lawsuit filed against us in Mexico, we have agreed to change the name under which we market our products in Mexico. We have marketed our products in Mexico under the brand name of Microcyn60 since 2004. During the years ended March 31, 2008 and 2007, the percentage of our product revenues derived from Mexico was 75% and 68%, respectively. As a result of our agreement to change our product name, we may lose the benefit of the brand name recognition we have generated in the region and our product sales in Mexico could decline. In locations where we have distributed our products, we believe that the brand names of those products have developed name recognition among consumers who purchase them. Any change to the brand name of our other products may cause us to lose such name recognition, which may lead to confusion in the marketplace and a decline in sales of our products. We cannot assure you that the reserve we have taken will be sufficient to offset the losses we may incur as a result of changing our brand name.

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

Our business strategy and our short- and long-term operating results will depend in part on our ability to execute on existing strategic collaborations and to license or partner with new strategic partners. We believe collaborations allow us to leverage our resources and technologies and to access markets that are compatible with our own core areas of expertise while avoiding the cost of establishing or maintaining a direct sales force in each market. We may incur significant costs in the use of third parties to identify and assist in establishing relationships with potential collaborators.

To penetrate our target markets, we may need to enter into additional collaborative agreements to assist in the development and commercialization of products. For example, depending upon our analysis of the time and expense involved in obtaining FDA approval to sell a product to treat open wounds, we may choose to license our technology to a third party as opposed to pursuing commercialization ourselves. Establishing strategic collaborations is difficult and time-consuming. Potential collaborators may reject collaborations based upon their assessment of our financial, regulatory or intellectual property position and our internal capabilities. Our discussions with potential collaborators may not lead to the establishment of new collaborations on favorable terms and may have the potential to provide collaborators with access to our key intellectual property filings and next generation formations. We have limited control over the amount and timing of resources that our current collaborators or any future collaborators devote to our collaborations or potential products. These collaborators may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our collaborators may not develop or commercialize products that arise out of our collaborative arrangements or devote sufficient resources to the development, manufacture, marketing or sale of these products. By entering into a collaboration, we may preclude opportunities to collaborate with other third parties who do not wish to associate with our existing third party strategic partners. Moreover, in the event of termination of a collaboration agreement, termination negotiations may result in less favorable terms.

If we are unable to expand our direct domestic sales force, we may not be able to successfully sell our products in the United States.

We have very limited commercialization capability and make Microcyn-based products available primarily through our website, and several regional distributors. We plan for a more aggressive commercialization and product launch in the event we obtain drug approval from the FDA or obtain other clearance or approval with would healing claims. Developing a sales force is expensive and time consuming, and the lack of qualified sales personnel could delay or limit the success of our product launch. Our domestic sales force, if established, will be competing with the sales operations of our competitors, which are better funded and more experienced. We may not be able to develop domestic sales capacity on a timely basis or at all.

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

The machines used to manufacture our Microcyn-based products are complex, use complicated software and must be monitored by highly trained engineers. Slight deviations anywhere in our manufacturing process, including quality control, labeling and packaging, could lead to a failure to meet the specifications required by the FDA, the EPA, European notified bodies, Mexican regulatory agencies and other foreign regulatory bodies, which may result in lot failures or product recalls. In August 2006, we received a “show cause” letter from the EPA, which stated that, in tests conducted by the EPA, Cidalcyn was found to be ineffective in killing specified pathogens when used according to label directions. We gathered records for review to determine if there might have been any problems in production of the lot tested by the EPA. If we are unable to obtain quality internal and external components, mechanical and electrical parts, if our software contains defects or is corrupted, or if we are unable to attract and retain qualified technicians to manufacture our products, our manufacturing output of Microcyn, or any other product candidate based on our platform that we may develop, could fail to meet required standards, our regulatory approvals could be delayed, denied or revoked, and commercialization of one or more of our Microcyn-based products may be delayed or foregone. Manufacturing processes that are used to produce the smaller quantities of Microcyn needed for clinical tests and current commercial sales may not be successfully scaled up to allow production of significant commercial quantities. Any failure to manufacture our products to required standards on a commercial scale could result in reduced revenues, delays in generating revenue and increased costs.

Our competitive position depends on our ability to protect our intellectual property and our proprietary technologies.

Our ability to compete and to achieve and maintain profitability depends on our ability to protect our intellectual property and proprietary technologies. We currently rely on a combination of patents, patent applications, trademarks, trade secret laws, confidentiality agreements, license agreements and invention assignment agreements to protect our intellectual property rights. We also rely upon unpatented know-how and continuing technological innovation to develop and maintain our competitive position. These measures may not be adequate to safeguard our Microcyn technology. In addition, we granted a security interest in our assets, including our intellectual property if our unrestricted cash reserves drop below the average of our expenses over a six-month period, under a loan and security agreement. If we do not protect our rights adequately, third parties could use our technology, and our ability to compete in the market would be reduced.

Although we have filed U.S. and foreign patent applications related to our Microcyn based products, the manufacturing technology for making the products, and their uses, only one U.S. patent has been issued from these applications to date.

Our pending patent applications and any patent applications we may file in the future may not result in issued patents, and we do not know whether any of our in-licensed patents or any additional patents that might ultimately be issued by the U.S. Patent and Trademark Office or foreign regulatory body will protect our Microcyn technology. Any claims that issue may not be sufficiently broad to prevent third parties from producing competing substitutes and may be infringed, designed around, or invalidated by third parties. Even issued patents may later be found to be invalid, or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. For example, a competitor filed a Notice of Opposition with the Opposition Division of the European Patent Office in February 2008 opposing our recently issued European patent.

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

The policies we use to protect our trade secrets may not be effective in preventing misappropriation of our trade secrets by others. In addition, confidentiality and invention assignment agreements executed by our employees, consultants and advisors may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosures. We cannot be certain that the steps we have taken will prevent the misappropriation and use of our intellectual property in the United States, or in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. For example, one of our former contract partners, Nofil Corporation, whom we relied upon to manufacture our proprietary machines had access to our proprietary information and we believe undertook the development and manufacture of the machines to be sold to third parties in violation of our agreement with such company. We brought a claim against Nofil Corporation in the U.S. District Court for the Northern District of California, and an order granting our motion to dismiss Nofil’s cross-complaint was granted in November 2007. We believe that a former officer of our Mexico subsidiary collaborated in these acts, misappropriated our trade secrets, and is currently selling products in Mexico that are competitive with our products. In addition, we believe that, through the licensor of the patents that we in-license and who has also assigned patents to us, a company in Japan obtained one of our patent applications, translated it into Hangul and filed it under such company’s and the licensor’s name in South Korea. These and any other leaks of confidential data into the public domain or to third parties could allow our competitors to learn our trade secrets.

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

We have international operations in Mexico and Europe. During the years ended March 31, 2008, 2007 and 2006, approximately 70%, 78% and 72%, of our total revenues were generated from sales outside of the United States. Our business is highly regulated for the use, marketing and manufacturing of our Microcyn products both domestically and internationally. Our international operations are subject to risks, including:

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

Our success depends largely on the skills, experience and performance of key members of our executive management team, including Hojabr Alimi, our Chief Executive Officer and a member of our board of directors, and Robert Northey, our Director of Research and Development. The efforts of these people will be critical to us as we continue to develop our products and attempt to commercialize products in the chronic and acute wound care market. If we were to lose one or more of these individuals, we may experience difficulties in competing effectively, developing our technologies and implementing our business strategies.

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

The growth of our business may involve entry into complex business transactions. If we are unable to implement and maintain proper internal controls and recognize in advance the consequences that may arise out of complex business transactions, we may not obtain the intended benefits of such transactions, and we could be subject to adverse consequences, including being subject to fines and penalties. In the past, we entered into a series of agreements with Quimica Pasteur, or OP, a Mexico-based distributor of pharmaceutical products to hospitals and health care entities owned or operated by the Mexican Ministry of Health, or MOH. The consequences of these agreements showed us that we needed to better plan for complex transactions and the applications of complex accounting principals relating to those transactions and to better identify potentially improper practices. As a result of these agreements, we were required to consolidate OP’s operations with our financial results for a portion of our year ended March 31, 2006. In connection with our audit of OP’s financial statements in late 2005, we were made aware of a number of facts that suggested that OP or its principals may have engaged in some form of tax avoidance practices in Mexico prior to the execution of the agreements between our company and OP, and we did not discover these facts prior to our execution of these agreements or for several months thereafter. Although we do not believe that we are responsible for any tax avoidance practices of OP’s principals prior to June 16, 2005, the Mexican taxing authority could make a claim against us or our Mexican subsidiary. We have been informed by counsel in Mexico that the statute of limitations including for action for fraud, is five years from March 31, 2006. If we are unable to implement and maintain adequate internal controls, we could be subject to fines and penalties.

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

We previously had agreements to pay compensation to our advisory board members and physicians who conducted clinical trials or provided other services for us. The agreements may be subject to challenge to the extent they do not fall within relevant safe harbors under federal and similar state anti-kickback laws. If our past or present operations, including, but not limited to, our consulting arrangements with our advisory board members or physicians conducting clinical trials on our behalf, or our promotional or discount programs, are found to be in violation of these laws, we or our officers may be subject to civil or criminal penalties, including large monetary penalties, damages, fines, imprisonment and exclusion from government healthcare program participation, including Medicare and Medicaid.

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

We must implement additional and expensive finance and accounting systems, procedures and controls to accommodate growth of our business and organization and to satisfy public company reporting requirements, which will increase our costs and require additional management resources.

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the Securities and Exchange Commission, or the Commission, including expanded disclosures and accelerated reporting requirements. Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, requires our management to perform an annual assessment of our internal control over financial reporting, and our independent auditors to attest to the effectiveness of our internal controls beginning with our fiscal year ended March 31, 2008. Compliance with Section 404 and other requirements of doing business as a public company have and will continue to increase our costs and require additional management resources to implement an ongoing program to perform system and process evaluation and testing of our internal controls. In the past, we entered into transactions that resulted in accounting consequences that we did not identify at the time of the transactions. As a result, our prior independent auditors informed us that we did not have the appropriate financial management and reporting structure in place to meet the demands of a public company and that our accounting and financial personnel lacked the appropriate level of accounting knowledge, experience and training. In calendar 2006, our current independent auditors recommended certain changes which, in addition to other changes in our financial reporting and management structure, have been implemented at additional cost. We have upgraded our accounting systems, procedures and controls and will need to continue to implement additional finance and accounting systems, procedures and controls as we grow our business and organization, enter into complex business transactions and take actions designed to satisfy reporting requirements. If our management is unable to conclude that our internal controls are adequate, if we are unable to maintain the required Section 404 assessment as was complied with as of our second Annual Report on Form 10-K for which compliance was required and thereafter, our ability to obtain additional financing could be impaired. In addition, investors could lose confidence in the reliability of our internal control over financial reporting and in the accuracy of our periodic reports filed under the Securities Exchange Act of 1934. A lack of investor confidence in the reliability and accuracy of our public reporting could cause our stock price to decline.

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

Although our common stock is listed on the NASDAQ Global Market, an active and liquid trading market for our common stock has not yet and may not ever develop or be sustained. You may not be able to sell your shares quickly or at or above the price you paid for our stock if trading in our stock is not active.

We do not expect to pay dividends in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. Any payment of cash dividends will depend on our financial condition, results of operations, capital requirements and other factors and will be at the discretion of our board of directors. In addition, under our secured loan, we may not pay any dividends without our secured lender’s prior written consent for as long as we have any outstanding obligations to the secured lender. Accordingly, you will have to rely on appreciation in the price of our common stock, if any, to earn a return on your investment in our common stock. Furthermore, we may in the future become subject to contractual restrictions on, or prohibitions against, the payment of dividends.

Anti-takeover provisions in our charter and by-laws and under Delaware law may make it more difficult for stockholders to change our management and may also make a takeover difficult.

Our corporate documents and Delaware law contain provisions that limit the ability of stockholders to change our management and may also enable our management to resist a takeover. These provisions include:

•	the ability of our board of directors to issue and designate the rights of, without stockholder approval, up to 5,000,000 shares of convertible preferred stock, which rights could be senior to those of common stock;

•	limitations on persons authorized to call a special meeting of stockholders; and

•	advance notice procedures required for stockholders to make nominations of candidates for election as directors or to bring matters before meeting of stockholders.

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

We currently lease approximately 12,000 square feet of office, research and manufacturing space in Petaluma, California, which serves as our principal executive offices. We also lease approximately 28,000 square feet of office space in an adjacent building for research and development under the lease agreement. The lease was scheduled to expire on September 30, 2007. On September 13, 2007, we entered into Amendment No. 4 to the property lease agreement for our facility in Petaluma, California. The amendment extends the lease expiration date to September 30, 2010.

We lease approximately 12,000 square feet of office and manufacturing space and approximately 5,000 square feet of warehouse space in Zapopan, Mexico, under leases that expires in April 2011 and 2009, respectively. We lease approximately 5,000 square feet of office space and approximately 14,000 square feet of manufacturing and warehouse space in Sittard, The Netherlands, under a lease that was scheduled to expire on January 31, 2009. On February 15, 2008, we extended this lease to January 2011. As we expand, we may need to establish manufacturing facilities in other countries.

We believe that our properties will be adequate to meet our needs through March 2009.

ITEM 3.	Legal Proceedings

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

(a) Our common stock is traded on the NASDAQ Global Market under the symbol “OCLS” and has been trading since our initial public offering on January 25, 2007. The following table sets forth the range of high and low sale prices for our common stock, based on the last daily sale, in each of the quarters since our stock began trading:

	Year Ended March 31, 2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Stock price-high	$8.75	$11.48	$7.86	$7.29
Stock price-low	$5.66	$4.84	$3.71	$3.20

	Year Ended March 31, 2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Stock price-high	n/a	n/a	n/a	$8.00
Stock price-low	n/a	n/a	n/a	$5.95

According to the records of our transfer agent, we had 654 stockholders of record as of June 2, 2008.

(b) We have never declared or paid any cash dividends on our capital stock, and we do not currently intend to pay any cash dividends on our common stock in the foreseeable future. Pursuant to our Loan and Security Agreement dated June 14, 2006 with Venture Lending & Leasing IV, Inc., as amended, we will not pay any dividends without our secured lenders’ prior written consent for so long as we have any outstanding obligations to the secured lenders.

(c) Information regarding the securities authorized for issuance under our equity compensation plans can be found under Item 12 of Part III of this Report.

(d) During the three months ended March 31, 2008, we did not sell any equity securities that were not registered with the Securities Act, nor did we purchase any of our equity securities. However, during the fiscal year ended March 31, 2008 the period covered by this report, we had sales of unregistered equity securities. On August 13, 2007, the Company completed a private placement of 1,262,500 shares of common stock to certain accredited investors at a price of $8.00 per share pursuant to the terms of Securities Purchase Agreements dated August 7, 2007. In addition, the investors received warrants to purchase an aggregate of 416,622 additional shares of common stock at an exercise price of $9.50 per share. Gross proceeds from the private placement were $10,100,000 and net proceeds were $9,124,000 (after the placement agent’s commission and other offering expenses). Pursuant to the terms of a Registration Rights Agreement dated August 7, 2007, the shares of common stock issued to the investors in the private placement and the shares of common stock to be issued upon the exercise of the warrants issued in the private placement were registered on a Form S-1 (File No. 333-145810), which was declared effective on September 12, 2007. The Company also issued a warrant to purchase 88,375 shares of common stock to a placement agent in connection with the private placement (described below). The warrant has the same terms, including exercise price and registration rights, as the warrants issued in the private placement. Pursuant to the warrant agreements issued in connection with the private placement, the subsequent issuance of shares in our registered direct offering in March 2008 triggered the adjustment of the exercise price of the warrants to $8.63. The investor warrants are now exercisable for an additional 41,977 shares, and the placement agent warrants are now exercisable for an additional 8,909 shares.

(e)	Stock Performance Graph

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

Set forth below is a line graph showing the cumulative total stockholder return (change in stock price plus reinvested dividends) assuming the investment of $100 on January 25, 2007 (the day of our initial public offering) in each of our common stock, the NASDAQ Market Index and the NASDAQ Biotechnology Index for the period commencing on January 25, 2007 and ending on March 31, 2008. The comparisons in the table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG OCULUS INNOVATIVE SCIENCES, INC.,
NASDAQ COMPOSITE AND NASDAQ BIOTECH INDEX

	1/25/07	3/31/07	3/31/08
Oculus Innovative Sciences, Inc.	$100.00	$76.28	$64.87
NASDAQ Biotechnology Index	$100.00	$94.81	$95.29
NASDAQ Composite Index	$100.00	$99.48	$93.63

ITEM 6.	Selected Financial Data

You should read the following selected consolidated financial data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Form 10-K. The selected consolidated statement of operations data for each of the years ended March 31, 2008, 2007 and 2006 and the selected consolidated balance sheet data as of March 31, 2008 and 2007 have been derived from our audited consolidated financial statements and related notes included elsewhere in this Form 10-K. The selected consolidated statements of operations data for the years ended March 31, 2005 and 2004 and the selected consolidated balance sheet data as of March 31, 2006, 2005 and 2004 have been derived from our consolidated financial statements and related notes not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Year Ended March 31,
	2008	2007	2006	2005	2004

Consolidated statement of operations data (in thousands, except per share data):
Revenues
Product	$2,881	$3,679	$1,966	$473	$95
Service	954	864	618	883	807

Total revenues	3,835	4,543	2,584	1,356	902

Cost of revenues
Product(1)	1,774	2,104	3,899	2,211	1,403
Service(1)	977	895	1,003	1,311	1,265

Total cost of revenues	2,751	2,999	4,902	3,522	2,668

Gross profit (loss)	1,084	1,544	(2,318)	(2,166)	(1,766)
Operating expenses
Research and development(1)	9,778	4,508	2,600	1,654	1,413
Selling, general and administrative(1)	13,731	16,520	15,933	12,492	3,918

Total operating expenses	23,509	21,028	18,533	14,146	5,331

Loss from operations	(22,425)	(19,484)	(20,851)	(16,312)	(7,097)
Interest expense	(1,016)	(956)	(172)	(372)	(178)
Interest income	630	312	282	8	3
Other income (expense), net	2,472	345	(377)	146	(26)

Net loss from continuing operations	(20,339)	(19,783)	(21,118)	(16,530)	(7,298)
Loss from operations of discontinued business	—	—	(818)	—	—
Loss on disposal of discontinued business	—	—	(1,163)	—	—

Loss on discontinued operations	—	—	(1,981)	—	—

Net loss	(20,339)	(19,783)	(23,099)	(16,530)	(7,298)
Preferred stock dividends	—	(404)	(121)	—	—

Net loss available to common stockholders	$(20,339)	$(20,187)	$(23,220)	$(16,530)	$(7,298)

Net loss per common share: basic and diluted
Continuing operations	$(1.60)	$(3.71)	$(5.12)	$(4.22)	$(1.87)
Discontinued operations	—	—	(0.48)	—	—

	$(1.60)	$(3.71)	$(5.60)	$(4.22)	$(1.87)

Weighted-average number of shares used in per common share calculations:
Basic and diluted	12,737	5,448	4,150	3,914	3,911

(1)	Includes the following stock-based compensation charges (in thousands):

	Year Ended March 31,
	2008	2007	2006	2005	2004

Cost of revenues
Product	$—	$—	$2	$2	$—
Service	10	4	1	3	10
Operating expenses
Research and development	177	70	52	5	56
Selling, general and administrative	1,152	1,508	542	2,339	358

	1,339	1,582	597	2,349	424

	Year Ended March 31,
	2008	2007	2006	2005	2004

Consolidated Balance Sheet Data (in thousands):
Cash and cash equivalents	$18,823	$19,050	$7,448	$3,287	$869
Working capital	13,500	13,834	5,127	663	(1,186)
Total assets	23,612	26,950	12,689	6,940	2,992
Total liabilities	8,184	12,049	5,351	4,738	3,374
Total stockholders’ equity (deficit)	15,428	14,901	7,338	2,202	(382)

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Research and Development Expense

Research and development expense consists of costs related to the research and development of Microcyn, new products and new delivery systems for our products, and to carry out preclinical studies and clinical trials to obtain various regulatory approvals. Research and development expense is charged to operations as incurred.

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

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to exercise its judgment. We exercise considerable judgment with respect to establishing sound accounting polices and in making estimates and assumptions that affect the reported amounts of our assets and liabilities, our recognition of revenues and expenses, and disclosure of commitments and contingencies at the date of the consolidated financial statements.

On an ongoing basis, we evaluate our estimates and judgments. Areas in which we exercise significant judgment include, but are not necessarily limited to, our valuation of accounts receivable, inventory, income taxes, equity transactions (compensatory and financing) and contingencies. We have also adopted certain polices with respect to our recognition of revenue that we believe are consistent with the guidance provided under Securities and Exchange Commission Staff Accounting Bulletin No. 104.

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

A description of significant accounting polices that require us to make estimates and assumptions in the preparation of our consolidated financial statements is as follows:

Stock-based compensation

Prior to April 1, 2006, we accounted for stock-based employee compensation arrangements in accordance with the provisions of APB No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations and applied the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123.” We used the minimum value method to measure the fair value of awards issued prior to April 1, 2006 with respect to our application of the disclosure requirements under SFAS No. 123.

Effective April 1, 2006, we adopted SFAS No. 123(R) “Share Based Payment” (“SFAS 123(R)”) using the prospective method. This statement is a revision of SFAS No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123(R) addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123(R), SBP awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will result in a charge to operations.

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

Inventory and Cost of Revenues

We state our inventory at the lower of cost, determined using the first-in, first-out method, or market, based on standard costs. Establishing standard manufacturing costs requires us to make estimates and assumptions as to the quantities and costs of materials, labor and overhead that are required to produce a finished good. Cost of service revenues is expensed when incurred.

Income Taxes

We are required to determine the aggregate amount of income tax expense or loss based upon tax statutes in jurisdictions in which we conduct business. In making these estimates, we adjust our results determined in accordance with generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities, as a result of these differences, are reflected on our balance sheet for temporary differences in loss and credit carryforwards that will reverse in subsequent years. We also establish a valuation allowance against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. Valuation allowances are based, in part, on predictions that management must make as to our results in future periods. The outcome of events could differ over time which would require that we make changes in our valuation allowance.

Comparison of Years Ended March 31, 2008 and 2007

Overview

Our strategy this past year was first and foremost to focus on the clinical program in the United States, the largest addressable market in the world for Microcyn. Last year we made a strategic decision to focus our resources on the U.S. clinical process and to dramatically reduce international expenses. We achieved both objectives by completing the Phase II trial with good results and reducing our international expenses by $4 million, compared to last year. The emphasis in Mexico was to break even, which occurred in the last month of the fiscal year 2008, with a reduction in operating expenses of $2.6 million on a full year basis.

Revenues

Our total revenues were $3.8 million for the year ended March 31, 2008, a 16% decline from the prior year level of $4.5 million. The $798,000, or 22%, decline in product revenues was primarily due to $521,000, or 86%, lower sales to our customer Alkem Laboratories Limited, in India, and a $395,000, or 16%, decline in Mexico sales. Alkem is responsible for bottling, labeling, shipping and selling their Microcyn product called “Oxum” through their own sales force in India. Sales to Alkem in the prior year were driven by large initial stocking orders of samples used during their initial product launch. Although the large initial stocking orders did not recur in the year ended March 31, 2008, Alkem continues to sell and ship product to doctors and patients in India in steadily growing volumes. Sales in Mexico have also declined $395,000 over the prior year, a result of the reduction in our sales force in Mexico as we executed our strategy of lowering expenses in our international subsidiaries and focusing our resources on U.S. clinical and development initiatives. More specifically, with the reduction of the sales force in Mexico from 70 to 30 people, we have focused on the growth of sales to pharmacies and not sales to hospitals due to the higher profitability and higher sales price attainable from pharmacies. Consequently, the decline in hospital sales was partially offset by 37% growth in sales to pharmacies compared to the prior year.

The following table shows our product revenues by country (note that sales in India are reported as part of our European operating segment):

	Year Ended March 31,
	2008	2007
	(In thousands)

U.S.	$197	$140
Mexico	2,118	2,513
India	83	604
Europe	483	422

Total	$2,881	$3,679

The $90,000, or 10%, increase in service revenues was due primarily to an increase in the number of tests performed by our services business.

Gross Profit/Loss

We reported gross profit from our products business of $1.1 million, or 38% of product revenues, during the fiscal year ended March 31, 2008, compared to a gross profit of $1.6 million, or 43%, in the year ago period. This decrease is due primarily to the lower sales volumes in India, and the relatively high fixed cost component in our European facility where this product is produced. Margins in Mexico have also decreased from year to year due to lower sales volumns, and a slight increase in the cost of production in the current year. We reported losses from our services business of $23,000 for the year ended March 31, 2008, compared to a $31,000 loss in the prior year.

We expect gross profits to increase as a percentage of sales in future periods as we grow our Microcyn-based products business.

Research and Development Expense

Research and development expense increased $5.3 million, or 117%, to $9.8 million for the year ended March 31, 2008, from $4.5 million for the year ended March 31, 2007. This increase was primarily the result of $3.1 million higher clinical development costs from $894,000 during the year ended March 31, 2007 to $4.0 million during the year ended March 31, 2008. These clinical development costs included $489,000 and $2.9 million in contract research organization fees related to our Phase II clinical trials in the years ended March 31, 2007 and 2008 respectively. In addition, our other research and development expenses increased as we grew the product development team, expanded the scope of our new product development initiatives, and continued to enhance our cGMP manufacturing capabilities at our U.S. research and development facility.

We expect research and development expenses to increase in future periods as we incur the costs associated with clinical trials and as we continue to expand our new product development programs.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased $2.8 million, or 17%, to $13.7 million for the year ended March 31, 2008, from $16.5 million for the year ended March 31, 2007. Primarily this decrease was due to $4.0 million lower selling, general and administrative expenses in our Europe and Mexico subsidiaries as we executed our strategy of shifting our company resources away from expanding markets internationally through a reduction in force in these subsidiaries.

This decrease was offset in part by a $1.2 million increase in our U.S. selling, general, and administrative expenses, primarily the result higher outside service expenses as compared to the year ago period. Outside service expenses were $1.2 million higher than the prior year, primarily due to $350,000 higher legal fees as Oculus has relied more on outside counsel for both public company related SEC filings and IP protection work, $259,000 higher accounting fees, and $228,000 higher fees related to Sarbanes Oxley compliance and other finance projects. Bonus expense also increased $577,000 to $837,000 during the year ended March 31, 2008, as the compensation plans for executives and employees were increased to more closely correspond to market levels. Insurance expense also increased $315,000 over the prior year due to the new directors and officers liability insurance initiated following our IPO in January 2007. These increases were offset in part by $245,000 lower travel expense as the executive team was not required to travel to Mexico and Europe as often as they had in the prior year, and $357,000 lower stock compensation expense.

We expect that selling, general and administrative expenses will stay relatively constant in future periods. We are, however, currently assessing strategies for initiating a sales and marketing launch in the United States of our Dermacyn Wound Care product using current or additional 510(k) claims that, if initiated, will lead to higher sales and marketing expenses as early as the year ending March 31, 2009.

Interest income and expense and other income and expense

Interest expense increased $60,000 to $1.0 million for the year ended March 31, 2008, from $956,000 in the year ago period, primarily due to higher average debt balance during the year ended March 31, 2008 as compared to the year ago period. Interest income increased $318,000 to $630,000 for the year ended March 31, 2008, from $312,000 in the year ago period, primarily due to higher interest bearing investments in the current year.

Other income and expense primarily consists of non-cash charges due to the fluctuation of foreign exchange rates, and the resulting gain or loss booked for the revaluation of our intercompany notes payable denominated in non-local currencies. During the year ended March 31, 2008, the U.S. dollar became weaker in relation to the Mexican peso and the Euro, and a net $2,594,000 gain on foreign exchange was recorded accordingly. During the year ended March 31, 2007, the U.S. Dollar became weaker in relation to the Mexican Peso and the Euro, and a $407,000 gain on foreign exchange was recorded.

We expect that interest expense will decrease in future periods as we continue to pay down our current debt balance, and interest income will fluctuate in proportion to our interest bearing investments.

Comparison of Years Ended March 31, 2007 and 2006

Revenues

We experienced growth in revenues in both our product and services businesses resulting in reported revenues of $4.5 million in the year ended March 31, 2007, an increase of 76% from the prior year level of $2.6 million.

The $1.7 million, or 87%, increase in product revenues was due primarily to higher sales volumes in Mexico and Europe, and sales to a new customer, Alkem Laboratories Limited, in India. The following table shows our product revenues by country (note that sales to India are reported as part of our European operating segment):

	Year Ended March 31,
	2007	2006
	(In thousands)

U.S	$140	$109
Mexico	2,513	1,788
India	604	—
Europe	422	69

Total	$3,679	$1,966

The $246,000, or 40%, increase in service revenues was due primarily to an increase in the number of tests performed by our services business.

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

Research and Development Expense

Research and development expense increased $1.9 million, or 73%, to $4.5 million for the year ended March 31, 2007, from $2.6 million for the year ended March 31, 2006. This increase was primarily the result of higher personnel costs associated with the expansion of our research and development teams. The expansion of these teams was through both an internal shift in our U.S. operations from product manufacturing to research and development, as well as through the hiring of outside personnel. The expansion of the research and development teams helps support our increased attention to product development and the management of regulatory trials designed to obtain FDA drug approvals for our Microcyn products.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $587,000, or 4%, to $16.5 million for the year ended March 31, 2007, from $15.9 million for the year ended March 31, 2006. This increase was primarily due to a $966,000 increase in non-cash stock-based compensation expense recorded during the year ended March 31, 2007. This increase in stock compensation charges was primarily the result of charges incurred for the options issued to a new board member, which are amortized over the two-year agreement, and for the warrants issued for the settlement of litigation with a past employee. This increase was offset in the current year by lower outside service expenses, primarily in legal and accounting fees.

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

Other income and expense primarily consists of non-cash charges due to the fluctuation of foreign exchange rates, and the resulting gain or loss booked for the revaluation of our intercompany notes payable denominated in non-local currencies. During the year ended March 31, 2007, the U.S. dollar became weaker in relation to the Mexican peso and the Euro, and a net $407,000 gain on foreign exchange was recorded accordingly. In comparison, during the year ended March 31, 2006, the U.S. Dollar became stronger in relation to the Mexican Peso and the Euro, and a $283,000 loss on foreign exchange was recorded. Additionally, during the year ended March 31, 2006, we incurred $113,000 in loss on the disposal of assets.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses and, as of March 31, 2008, we had an accumulated deficit of $90.8 million. We have not yet achieved profitability, and we will need to generate significant product revenues to achieve profitability in the future.

Sources of Liquidity

Since our inception, substantially all of our operations have been financed through the sale of $99 million of our common and convertible preferred stock. These net proceeds include $21.9 million raised in our initial public offering in January 2007, and net proceeds of $21.7 million raised from the sale of common stock sold during the year ended March 31, 2008 in offerings described further below. We have received additional funding through various debt and financing transactions, as described further below. We have also used our revenues to date as a source of additional liquidity. As of March 31, 2008, we had unrestricted cash and cash equivalents of $18.8 million.

In June 2006, we entered into a loan and security agreement with a financial institution to borrow a maximum of $5.0 million. Under this facility we borrowed $4.2 million, and paid back $2.4 million in principal as of March 31, 2008. The terms of this facility include monthly principal payments over three years, plus interest payments of 8.5% per annum. Pursuant to provisions of the loan and security agreement, we no longer have the ability to borrow under this facility.

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

On August 13, 2007, we closed the private placement of 1,262,500 shares of our common stock at a purchase price of $8.00 per share, and warrants to purchase an aggregate of 416,622 shares of common stock at an exercise price of $9.50 per share for gross proceeds of $10.1 million and net proceeds of $9.1 million (after deducting the placement agent’s commission and other offering expenses). The exercise price for the warrants was adjusted to

$8.63 in March 2008, after the anti-dilution provisions of the warrants were triggered by our registered direct offering. The investor warrants are now exercisable for an additional 41,977 shares.

On February 13, 2008, we filed a shelf registration statement, which was declared effective on February 26, 2008. In connection with this S-3, we may, from time to time, offer and sell preferred stock, either separately or represented by depositary shares, common stock or warrants, either separately or in units, in one or more offerings. The preferred stock and warrants may be convertible into or exercisable or exchangeable for common. The aggregate initial offering price of all securities sold under the shelf registration statement will not exceed $75,000,000. We may offer these securities independently or together in any combination for sale directly to investors or through underwriters, dealers or agents. We will set forth the names of any underwriters, dealers or agents and their compensation in supplements to the prospectus.

On March 31, 2008, we closed the registered direct placement of 2,634,578 shares of our common stock at a purchase price of $5.25 per share, and warrants to purchase an aggregate of 1,317,278 shares of common stock at an exercise price of $6.85 per share for gross proceeds of $13.3 million and net proceeds of $12.6 million (after deducting the placement agent’s commission and other offering expenses). On April 1, 2008, there was a second closing of the same offering of 18,095 shares of its common stock at a purchase price of $5.25 per share, and warrants to purchase an aggregate of 9,047 shares of common stock at an exercise price of $6.85 per share for gross proceeds of $95,000.

Cash Flows

As of March 31, 2008, we had cash and cash equivalents of $18.8 million, compared to $19.1 million at March 31, 2007 and $7.4 million at March 31, 2006.

Net cash used in operating activities during the year ended March 31, 2008 was $17.4 million, primarily due to the $20.3 million net loss for the period. This use of cash was offset in part by a $1.5 million increase in accrued expenses, due primarily to the discretionary bonus amounts accrued during the year, and other non-cash charges, including $1.3 million of stock-based compensation, $740,000 of depreciation and amortization and $522,000 of non-cash interest expense, and to a lesser extent the $637,000 decrease in accounts receivable, resulting primarily from improved collections from customers in our Mexico subsidiary. Net cash used during the year ended March 31, 2007 was $18.1 million, primarily due to the $19.8 million net loss for the period and to a lesser extent due to a $433,000 decrease in accrued liabilities due to the payment on accrued clinical expenses related to our Phase II trial on treatment of diabetic foot ulcers, a $287,000 increase in accounts receivable due to the timing of payments made from our customers, and a $245,000 decrease in accounts payable due to the timing of payments made to our vendors. These uses of cash during the year ended March 31, 2007 were offset in part by non-cash charges of $1.6 million of stock-based compensation, $672,000 of depreciation and $547,000 of non-cash interest expense. Net cash used in operating activities during the year ended March 31, 2006 was $19.7 million, primarily due to the $21.1 million net loss for the period, and to a lesser extent the $849,000 increase in accounts receivables due to slow collections from customers of our Mexico subsidiary, and an $887,000 increase in our prepaid expenses. These uses of cash were offset in part by a $1.9 million increase in accounts payable as several large accounts for legal and accounting expenses were outstanding at the fiscal year end, and non-cash charges including $651,000 of depreciation and amortization, and $597,000 of stock based compensation.

Net cash used in investing activities was $617,000, $877,000, and $419,000 for the years ended March 31, 2008, 2007 and 2006, respectively. Primarily this cash was used during the year ended March 31, 2008 for upgrading our U.S. research and clinical facility to cGMP compliance, the purchase of equipment to support increased personnel in our United States facility, and to buy laboratory equipment to further our research and development capacities. In the years ended March 31, 2007 and 2006, net cash for investing activities were used primarily for investment in fixed assets and other capital expenditures to support increased personnel and manufacturing facility expansion in Europe and Mexico.

Net cash provided by financing activities was $17.8 million, $30.6 million, and $26.1 million for the years ended March 31, 2008, 2007 and 2006, respectively. The net cash provided by financing activities during the year ended March 31, 2008 was primarily related to the sale of common stock of $21.7 million during the year ended March 31, 2008 consisting of $9.1 million net cash raised in a private placement in August 2007, and the $12.6 million net cash raised in a registered direct offering in March 2008. The net amounts received from financing were decreased by $2.0 million in restricted cash released for the repayment of the $4.0 million loan from Bob Burlingame. These cash increases were offset in part by $6.1 million in debt payments including the entire repayment of the $4.0 loan from Bob Burlingame. The net cash provided by financing activities during the year ended March 31, 2007 was primarily related to our initial public offering which raised net cash of $21.9 million in January 2007, and to a lesser extent the $9.1 million in proceeds from the issuance of debt during the year, including $4.0 Burlingame note and $4.2 million in debt from a financial institution, and $2.9 million of net proceeds raised from our Series C sale of convertible preferred stock. These cash additions were offset in part by $2.0 million of cash restricted for the payment of the Bob Burlingame loan, and $1.7 million of principal payments made on outstanding debt. The net cash provided by financing activities during the year ended March 31, 2006 was primarily related to $27.0 million of net proceeds raised from our Series B sale of convertible preferred stock, offset in part by $953,000 of principal payments made on outstanding debt.

Contractual Obligations

As of March 31, 2008, we had contractual obligations as follows (long-term debt and capital lease amounts include principal payments only):

	Payments Due by Period
		Less Than
	Total	1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term debt	$2,199	$1,994	$170	$35	$—
Capital leases	25	19	6	—	—
Operating leases	1,347	520	819	8	—

Total	$3,571	$2,533	$995	$43	$—

We currently lease approximately 12,000 square feet of office, research and manufacturing space in Petaluma, California, which serves as our principal executive offices. We also lease approximately 28,000 square feet of office space in an adjacent building for research and development under the lease agreement. The lease was scheduled to expire on September 30, 2007. On September 13, 2007, we entered into Amendment No. 4 to the property lease agreement for our facility in Petaluma, California. The amendment extends the lease expiration date to September 30, 2010.

We lease approximately 12,000 square feet of office and manufacturing space and approximately 5,000 square feet of warehouse space in Zapopan, Mexico, under a lease that expires in April 2011 and 2009. We lease approximately 5,000 square feet of office space and approximately 14,000 square feet of manufacturing and warehouse space in Sittard, The Netherlands, under a lease that was scheduled to expire on January 31, 2009. On February 15, 2008, we extended this lease to January 2011. As we expand, we may need to establish manufacturing facilities in other countries.

We believe that our properties will be adequate to meet our needs through March 2009.

We do not have any off-balance sheet arrangements as such term is defined in rules promulgated by the SEC.

Operating Capital and Capital Expenditure Requirements

We expect to continue to incur substantial operating losses in the future as we continue our FDA clinical trials on our Microcyn technology to treat diabetic foot ulcers, and the subsequent commercialization of an FDA approved drug. We can not assure that such approvals will be obtained, but if we do obtain them, it will take at least several years to obtain the necessary regulatory approvals to commercialize Microcyn as a drug in the United States.

We currently anticipate that our cash and cash equivalents together with our future revenues and interest we earn on these balances will be sufficient to meet our anticipated cash requirements to continue our sales and marketing and some research and development activities through March 2009.

However, in order to fund the pivotal clinical trials, execute our product development strategy, and to commercialize Microcyn as a drug product in the United States, we anticipate a need to raise additional funds prior to March 31, 2009, and in periods following, through public or private equity offerings, debt financings, corporate collaborations or other means. The sale of additional equity or convertible debt securities would result in dilution to our stockholders. To the extent that we raise additional funds through collaborative arrangements, it may be necessary to relinquish some rights to our technologies or to grant licenses on terms that are not favorable to us. We do not know whether additional funding will be available on acceptable terms, or at all. A failure to secure additional funding when needed may require us to curtail certain operational activities, including regulatory trials, sales and marketing, and international operations and would have a material adverse effect on our future business and financial condition.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. These estimates and assumptions include reserves and write-downs related to receivables and inventories, the recoverability of long-term assets, deferred taxes and related valuation allowances and valuation of equity instruments.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on its financial condition and results of operations.

In December 2007, the SEC issued SAB No. 110, Certain Assumptions Used in Valuation Methods — Expected Term (“SAB 110”) According to SAB 110, under certain circumstances the SEC staff will continue to accept beyond December 31, 2007 the use of the simplified method in developing an estimate term of share options that possess certain characteristics in accordance with SFAS 123(R) beyond December 31, 2007. We adopted SAB 110 effective January 1, 2008 and continue to use the simplified method in developing the expected term used for our valuation of stock-based compensation.

In February 2008, SFAS 157 was amended by FSP 157-2, “Effective Date of FASB Statement No. 157: Fair Value Measurements” (“FSP 157-2”). As such, SFAS 157 (as amended) is partially effective for measurements and disclosures of financial assets and liabilities for fiscal years beginning after November 15, 2007 and is fully effective for measurement and disclosure provisions on all applicable assets and liabilities for fiscal years beginning after November 15, 2008. We are currently evaluating the impact that FSP 157-2 will have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, will be adopted by the Company beginning in the first quarter of 2009. The Company does not expect there to be any significant impact of adopting SFAS 161 on its financial position, cash flows and results of operations.

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

Foreign Currency Market Risks

We have two significant subsidiaries, one each in Europe and Mexico. Revenues and expenses associated with these subsidiaries are denominated in foreign currency. Accordingly, our operating results are affected by exchange rate fluctuations between the U.S. dollar and these foreign currencies. In order to mitigate our exposure to foreign currency rate fluctuations, we maintain minimal cash balances in the foreign subsidiaries. However, if we are successful in our efforts to grow internationally, our exposure to foreign currency rate fluctuations, primarily the Euro and Mexican Peso, may increase.

We are also exposed to foreign currency risk related to the Euro denominated and U.S. dollar denominated intercompany receivables. Because our intercompany receivables are accounted for in Euros and U.S. dollars, any appreciation of the Euro or Mexican Peso will result in a gain or loss to the consolidated statements of operations.

We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instrument for trading or speculative purposes. In the future, if we believe our currency exposure merits, we may consider entering into transactions to help mitigate the risk.

ITEM 8.	Consolidated Financial Statements and Supplementary Data

Oculus Innovative Sciences, Inc.
Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders of
Oculus Innovative Sciences, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Oculus Innovative Sciences, Inc. and Subsidiaries (the “Company”) as of March 31, 2008 and 2007, and the related consolidated related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oculus Innovative Sciences, Inc. and Subsidiaries as of March 31, 2008 and 2007, and the consolidated results of their operations and cash flows for each of the three years in the period ended March 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Oculus Innovative Sciences, Inc. and Subsidiaries’ internal control over financial reporting as of March 31, 2008, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated, June 11, 2008, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Marcum & Kliegman LLP

New York, New York
June 11, 2008

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2008	2007
	(In thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$18,823	$19,050
Restricted cash	—	2,000
Accounts receivable, net	770	1,364
Inventory	259	282
Prepaid expenses and other current assets	1,098	1,172

Total current assets	20,950	23,868
Property and equipment, net	2,303	2,207
Restricted cash	55	49
Debt issuance costs, net	304	826

Total assets	$23,612	$26,950

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,977	$2,551
Accrued expenses and other current liabilities	2,460	1,421
Current portion of long-term debt	1,994	6,045
Current portion of capital lease obligations	19	17

Total current liabilities	7,450	10,034
Deferred revenue	523	—
Long-term debt, less current portion	205	1,990
Capital lease obligations, less current portion	6	25

Total liabilities	8,184	12,049

Commitments and Contingencies
Stockholders’ Equity
Convertible preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued and outstanding at March 31, 2008 and 2007	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 15,905,613 and 11,844,411 shares issued and outstanding at March 31, 2008 and 2007, respectively	2	1
Additional paid-in capital	109,027	85,751
Accumulated other comprehensive loss	(2,775)	(364)
Accumulated deficit	(90,826)	(70,487)

Total stockholders’ equity	15,428	14,901

Total liabilities and stockholders’ equity	$23,612	$26,950

The accompanying footnotes are an integral part of these consolidated financial statements.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended March 31,
	2008	2007	2006
	(In thousands, except per share amounts)

Revenues
Product	$2,881	$3,679	$1,966
Service	954	864	618

Total revenues	3,835	4,543	2,584
Cost of revenues
Product	1,774	2,104	3,899
Service	977	895	1,003

Total cost of revenues	2,751	2,999	4,902

Gross profit (loss)	1,084	1,544	(2,318)
Operating expenses
Research and development	9,778	4,508	2,600
Selling, general and administrative	13,731	16,520	15,933

Total operating expenses	23,509	21,028	18,533

Loss from operations	(22,425)	(19,484)	(20,851)
Interest expense	(1,016)	(956)	(172)
Interest income	630	312	282
Other income (expense), net	2,472	345	(377)

Net loss from continuing operations	(20,339)	(19,783)	(21,118)
Loss from operations of discontinued business	—	—	(818)
Loss on disposal of discontinued business	—	—	(1,163)

Loss on discontinued operations	—	—	(1,981)

Net loss	(20,339)	(19,783)	(23,099)
Preferred stock dividends	—	(404)	(121)

Net loss available to common stockholders	$(20,339)	$(20,187)	$(23,220)

Net loss per common share: basic and diluted
Continuing operations	$(1.60)	$(3.71)	$(5.12)
Discontinued operations	—	—	(0.48)

	$(1.60)	$(3.71)	$(5.60)

Weighted-average number of shares used in per common share calculations:
Basic and diluted	12,737	5,448	4,150

Other comprehensive loss, net of tax
Net loss	$(20,339)	$(19,783)	$(23,099)
Foreign currency translation adjustments	(2,411)	(367)	144

Comprehensive loss	$(22,750)	$(20,150)	$(22,955)

The accompanying footnotes are an integral part of these consolidated financial statements.

OCULUS INNOVATIVE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

											Accumulated
											Other
	Convertible Preferred Stock						Common Stock		Additional	Deferred	Comprehensive
	Series A ($0.0001 par Value)		Series B ($0.0001 par Value)		Series C ($0.0001 par Value)		($0.0001 par Value)		Paid in	Stock-Based	Income	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	(Loss)	Deficit	Total
	(In thousands, except share and per share amounts)

Balance, March 31, 2005	1,337,709	6,628	1,014,093	16,696	—	—	3,914,653	3,101	3,674	(676)	(141)	(27,080)	2,202
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	291,828	298	—	—	—	—	298
Deferred stock-based compensation	—	—	—	—	—	—	—	—	401	(401)	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	—	—	—	—	279	—	—	279
Non-employee stock-based compensation	—	—	—	—	—	—	—	—	32	—	—	—	32
Fair value of common stock purchase warrants issued to non-employees	—	—	—	—	—	—	—	—	153	—	—	—	153
Issuance of common stock in exchange for services	—	—	—	—	—	—	12,500	—	127	—	—	—	127
Reclassification of options subject to cash settlement	—	—	—	—	—	—	—	—	257	—	—	—	257
Issuance of Series B convertible preferred stock, net of offering costs	—	—	1,621,651	27,026	—	—	—	—	—	—	—	—	27,026
Issuance of Series A convertible preferred stock in connections with convertible debt	10,000	40	—	—	—	—	—	—	—	—	—	—	40
Dividend payable to Series A convertible preferred stockholders	—	—	—	—	—	—	—	—	—	—	—	(121)	(121)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	144	—	144
Net loss	—	—	—	—	—	—	—	—	—	—	—	(23,099)	(23,099)

Balance, March 31, 2006	1,347,709	$6,668	2,635,744	$43,722	—	—	4,218,981	$3,399	$4,644	$(798)	$3	$(50,300)	$7,338

The accompanying footnotes are an integral part of these consolidated financial statements.

OCULUS INNOVATIVE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — (Continued)

											Accumulated
											Other
	Convertible Preferred Stock						Common Stock		Additional	Deferred	Comprehensive
	Series A ($0.0001 par Value)		Series B ($0.0001 par Value)		Series C ($0.0001 par Value)		($0.0001 par Value)		Paid in	Stock-Based	Income	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	(Loss)	Deficit	Total
	(In thousands, except share and per share amounts)

Issuance of common stock in connection with IPO and exercise of over-allotment, net of discounts, commissions, expenses and other offering costs							3,353,550		21,936	—	—	—	21,936
Issuance of common stock in connection with exercise of warrants	—	—	—	—	—	—	4,138	—	21	—	—	—	21
Issuance of common stock in connection with services rendered	—	—	—	—	—	—	3,750	—	43	—	—	—	43
Issuance of Series C convertible preferred stock, net of offering costs	—	—	—	—	193,045	2,903	—	—	—	—	—	—	2,903
Conversion of convertible preferred stock into common stock at the closing of the IPO on January 30, 2007	(1,347,709)	(6,668)	(2,635,744)	(43,722)	(193,045)	(2,903)	4,176,498	—	53,293	—	—	—	—
Reclassification to APIC in connection with Delaware reincorporation due to change in par value	—	—	—	—	—	—	—	(3,398)	3,398	—	—	—	—
Reclassification of deferred stock-based compensation	—	—	—	—	—	—	—	—	(798)	798	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	—	—	—	158	—	—	—	158
Non-employee stock-based compensation	—	—	—	—	—	—	—	—	11	—	—	—	11
Employee stock-based compensation expense recognized under SFAS No. 123R, net of forfeitures	—	—	—	—	—	—	—	—	815	—	—	—	815
Fair value of common stock purchase warrants issued to non-employees	—	—	—	—	—	—	—	—	555	—	—	—	555
Issuance of common warrants in connection with debt financing transactions	—	—	—	—	—	—	—	—	1,150	—	—	—	1,150
Dividend payable to Series A convertible preferred stockholders	—	—	—	—	—	—	—	—	—	—	—	(404)	(404)
Common stock dividend paid to Series A convertible preferred stockholders		—	—	—	—	—	—	87,494	525	—	—		525
Foreign currency translation adjustment			—	—	—	—	—	—	—		—		(367)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(19,783)	(19,783)

Balance, March 31, 2007	—	—	—	—	—	—	11,844,411	$1	$85,751	—	$(364)	$(70,487)	$14,901

The accompanying footnotes are an integral part of these consolidated financial statements.

OCULUS INNOVATIVE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — (Continued)

											Accumulated
											Other
	Convertible Preferred Stock						Common Stock		Additional	Deferred	Comprehensive
	Series A ($0.0001 par Value)		Series B ($0.0001 par Value)		Series C ($0.0001 par Value)		($0.0001 par Value)		Paid in	Stock-Based	Income	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	(Loss)	Deficit	Total
	(In thousands, except share and per share amounts)

Issuance of common stock in connection with August 13, 2007 offering, net of commissions, expenses and other offering costs	—	—	—	—	—	—	1,262,500	—	9,124	—	—	—	9,124
Issuance of common stock in connection with March 31, 2008 offering, net of commissions, expenses and other offering costs	—	—	—	—	—	—	2,634,578	—	12,613	—	—	—	12,613
Issuance of common stock in connection with exercise of stock options	—	—	—	—	—	—	119,375	—	67	—	—	—	67
Issuance of common stock in connection with exercise of warrants	—	—	—	—	—	—	44,749	1	134	—	—	—	135
Amortization of stock-based compensation	—	—	—	—	—	—	—	—	148	—	—	—	148
Non-employee stock-based compensation	—	—	—	—	—	—	—	—	7	—	—	—	7
Employee stock-based compensation expense recognized under SFAS No. 123R, net of forfeitures	—	—	—	—	—	—	—	—	1,006	—	—	—	1,006
Fair value of common stock purchase warrants issued to non-employees	—	—	—	—	—	—	—	—	177	—	—	—	177
Foreign currency translation adjustment	—	—	—	—	—	—	—	—		—	(2,411)		(2,411)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(20,339)	(20,339)

Balance, March 31, 2008	—	—	—	—	—	—	15,905,613	$2	$109,027	—	$(2,775)	$(90,826)	$15,428

The accompanying footnotes are an integral part of these consolidated financial statements.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities
Net loss from continuing operations	$(20,339)	$(19,783)	$(21,118)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	740	672	651
Provision for doubtful accounts	57	284	90
Provision for obsolete inventory	230	102	1,074
Stock-based compensation	1,339	1,582	597
Non-cash interest expense	522	547	21
Foreign currency transaction gains	(2,594)	(407)	—
Loss on disposal of assets	5	—	113
Changes in operating assets and liabilities:
Accounts receivable	580	(571)	(939)
Inventories	(180)	(49)	(523)
Prepaid expenses and other current assets	282	219	(887)
Accounts payable	393	(245)	1,868
Accrued expenses and other liabilities	1,519	(433)	(649)

Net cash used in operating activities	(17,446)	(18,082)	(19,702)

Cash flows from investing activities:
Purchases of property and equipment	(617)	(873)	(475)
Issuance of note receivable	—	—	55
Changes in restricted cash	—	(4)	1

Net cash used in investing activities	(617)	(877)	(419)

Cash flows from financing activities:
Deferred offering costs	—	478	(478)
Proceeds from issuance of common stock, net of offering costs	21,737	21,936	—
Proceeds from issuance of common stock upon exercise of stock options and warrants	202	21	298
Proceeds from issuance of convertible preferred stock	—	2,903	27,026
Debt issuance costs	—	(77)	—
Cash restricted for repayment of debt	2,000	(2,000)	—
Proceeds from issuance of debt	—	9,056	257
Principal payments on debt	(6,090)	(1,734)	(953)
Payments on capital lease obligations	(17)	(15)	(31)

Net cash provided by financing activities	17,832	30,568	26,119

Cash flows from discontinued operations
Operating cash flows	—	—	(818)
Investing cash flows	—	—	(1,163)

Net cash used in discontinued operations	—	—	(1,981)

Effect of exchange rate on cash and cash equivalents	4	(7)	144

Net increase (decrease) in cash and cash equivalents	(227)	11,602	4,161
Cash and cash equivalents, beginning of year	19,050	7,448	3,287

Cash and cash equivalents, end of year	$18,823	$19,050	$7,448

Supplemental disclosure of cash flow information:
Cash paid for interest	$591	$391	$125

Non-cash investing and financing activities:
Equipment and insurance premiums financed	$253	—	—

Conversion of note payable into Series A convertible preferred stock	—	—	$40

Fair value of warrants issued in connection with debt	—	$1,150	—

The accompanying footnotes are an integral part of these consolidated financial statements.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 —	The Company

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

Delaware Reincorporation

On December 15, 2006, the Company merged into OIS Reincorporation Sub, Inc., a Delaware corporation (the Delaware Company). Pursuant to the Merger Agreement, an amendment to the certificate of incorporation was filed pursuant to which (i) each four shares of outstanding Company common stock were converted into one share of the Delaware Company’s common stock ($0.0001 par value), (ii) each four shares of the Company’s outstanding Series A convertible preferred stock were converted into one share of the Delaware Company’s Series A convertible preferred stock ($0.0001 par value), (iii) each four shares of the Company’s outstanding Series B convertible preferred stock were converted into one share of the Delaware Company’s Series B convertible preferred stock ($0.0001 par value), and (iv) each four shares of the California Company’s outstanding Series C convertible preferred stock were converted into one share of the Delaware Company’s Series C convertible preferred stock ($0.0001 par value). In addition, all options, warrants or rights to purchase shares of Company common stock or Company convertible preferred stock outstanding immediately prior to the Reincorporation were converted into options, warrants or rights to purchase an equivalent number of shares of the Delaware Company’s common stock or convertible preferred stock, as the case may be, and those securities are continuing to vest upon the same terms and conditions that existed immediately prior to the Reincorporation.

Reverse Stock Split

On December 15, 2006, the Company effected a 1-for-4 reverse split of its common stock and convertible preferred stock. All common and convertible preferred shares and per share amounts have been retroactively restated in the accompanying consolidated financial statements and notes for all periods presented.

NOTE 2 —	Liquidity and Financial Condition

The Company incurred net losses of $20,339,000, $19,783,000, and $23,099,000 for the years ended March 31, 2008, 2007 and 2006, respectively. At March 31, 2008, the Company’s accumulated deficit amounted to $90,826,000. The Company had working capital of $13,500,000 as of March 31, 2008.

Through March 31, 2008, the Company raised, net of offering costs, an aggregate of approximately $99,325,000, including $21,737,000 raised during the year ended March 31, 2008, in various equity financing transactions that, together with the proceeds of certain debt financing transactions, enabled it to sustain operations while attempting to execute its business plan. As described in Note 13, on August 13, 2007, the Company closed the private placement of 1,262,500 shares of its common stock at a purchase price of $8.00 per share, and warrants to purchase an aggregate of 416,622 shares of common stock at an exercise price of $9.50 per share for gross proceeds of $10,100,000 and net proceeds of $9,124,000 (after deducting the placement agent’s commission and other offering expenses). The exercise price for the investor warrants was adjusted to $8.63 in March 2008, after the anti-dilution provisions of the warrants were triggered by our registered direct offering. The investor warrants are now exercisable for an additional 41,977 shares. Pursuant to the terms of a Registration Rights Agreement, dated

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

August 7, 2007, the shares of common stock issued to the investors in the private placement and the shares of common stock to be issued upon the exercise of the warrants issued in the private placement were registered on a Form S-1 (File No. 333-145810), which was declared effective on September 12, 2007.

Additionally, in connection with the above offering the placement received a placement fee equal to 7%, or $707,000, of the gross proceeds as well as warrants to purchase 88,375 shares of Common Stock at an exercise price of $9.50 per share. These placement agent warrants may be exercised at any time and from time to time on or after February 8, 2008 and through and including February 8, 2013. The exercise price for the warrants was adjusted to $8.63 in March 2008, after the anti-dilution provisions of the warrants were triggered by our registered direct offering. The placement agent warrants are now exercisable for an additional 8,909 shares.

Additionally, pursuant to Amendment No. 1 to the Burlingame loan agreement (Note 3), subsequent to the close of this private placement on August 13, 2007, the Company was required to promptly repay the $4,000,000 outstanding note balance and interest. The note was originally scheduled to be repaid on November 7, 2007. The note was repaid in full by August 31, 2007.

Additionally, on February 13, 2008, the Company filed a shelf registration statement on Form S-3 (File No. 333-149223), which was declared effective on February 26, 2008. In connection with this S-3, the Company may from time to time, offer and sell preferred stock, either separately or represented by depositary shares, common stock or warrants, either separately or in units, in one or more offerings. The preferred stock and warrants may be convertible into or exercisable or exchangeable for common or preferred stock. The Company will specify in an accompanying prospectus supplement more specific information about any such offering. The aggregate initial offering price of all securities sold under the shelf registration statement will not exceed $75,000,000. The Company may offer these securities independently or together in any combination for sale directly to investors or through underwriters, dealers or agents. The Company will set forth the names of any underwriters, dealers or agents and their compensation in a prospectus or prospectus supplement.

As described in Note 13, on March 31, 2008, the Company closed the registered direct placement of 2,634,578 shares of its common stock at a purchase price of $5.25 per share, and warrants to purchase an aggregate of 1,317,278 shares of common stock at an exercise price of $6.85 per share for gross proceeds of $13,832,000 and net proceeds of $12,613,000 (after deducting the placement agent’s commission and other offering expenses). On April 1, 2008, the Company conducted a second closing of an additional 18,095 shares of its common stock at a purchase price of $5.25 per share, and warrants to purchase an aggregate of 9,047 shares of common stock at an exercise price of $6.85 per share for gross proceeds of $95,000. Both closings were part of the same offering.

The Company currently intends to use the proceeds of the offerings described above principally to fund clinical trials and related research and its sales and marketing activities. The remaining proceeds are to be used for general corporate purposes, including working capital. The Company has incurred, and anticipates that it will continue to incur, significant costs in connection with Sarbanes-Oxley compliance and other costs associated with reporting as a public entity.

The Company currently anticipates that its cash and cash equivalents, together with revenues it expects to generate and interest it expects to earn on invested funds, will be sufficient to meet its anticipated cash requirements to continue its sales and marketing and some research and development through March 2009. However, in order to fund pivotal clinical trials, execute our product development strategy, and to commercialize Microcyn as a drug product in the United States, we anticipate a need to raise additional funds prior to March 31, 2009, and in periods following, through public or private equity offerings, debt financings, corporate collaborations or other means. The Company also expects to continue incurring losses for the foreseeable future and must raise substantial additional capital during the year ending March 31, 2009 to pursue its product development initiatives, fund clinical trials and penetrate markets for the sale of its products. The Company is currently planning to commence a pivotal trial related to its Microcyn products during fiscal year 2009. Management considers the execution and eventual completion of these trials to be a critical milestone in the development of the business. These clinical trials are likely to be lengthy

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and expensive and cannot be commenced during the year ending March 31, 2009 unless the Company raises additional capital. These clinical trials must also be completed in order for the Company to commercialize Microcyn as a drug product in the United States.

Management believes that the Company has access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means; however, the Company has not secured any commitment for new financing at this time, nor can it provide any assurance that new financing will be available on commercially acceptable terms, if at all. If the Company is unable to secure additional capital, it will be required to curtail its research and development initiatives, delay clinical trials and take additional measures to reduce costs in order to conserve its cash. These measures could cause significant delays in the Company’s efforts to commercialize its products in the United States, which is critical to the realization of its business plan and the future operations of the Company.

NOTE 3 —	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Aquamed Technologies, Inc., Oculus Technologies of Mexico S.A. de C.V. (“OTM”), Oculus Innovative Sciences Netherlands, B.V. (“OIS Europe”), and Oculus Innovative Sciences K.K. (“OIS Japan”). All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company, in determining whether it is required to consolidate investee businesses, considers both the voting and variable interest models of consolidation as required under Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) “Consolidation of Variable Interest Entities,” (“FIN 46(R)”). Accordingly the Company consolidates investee entities when it owns less than 50% of the voting interests but, based on the risks and rewards of its participation has been deemed to be the primary beneficiary of these investee entities. As described in Note 18, the Company’s consolidated financial statements for the year ended March 31, 2006 included the results of a variable interest entity that is being presented as a discontinued operation in accordance with SFAS No. 144 “Accounting for the Impairment and Disposal of Long Lived Assets,” (“SFAS 144”).

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

The Company requires all of its product sales to be supported by evidence of a sale transaction that clearly indicates the selling price to the customer, shipping terms and payment terms. Evidence of an arrangement generally consists of a contract or purchase order approved by the customer. The Company has ongoing relationships with certain customers from which it customarily accepts orders by telephone in lieu of purchase orders.

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

The selling prices of all goods that the Company sells are fixed, and agreed to with the customer, prior to shipment. Selling prices are generally based on established list prices. The Company does not customarily permit its customers to return any of its products for monetary refunds or credit against completed or future sales. The Company, from time to time, may replace expired goods on a discretionary basis. The Company records these types of adjustments, when made, as a reduction of revenue. Sales adjustments were insignificant during the years ended March 31, 2008, 2007 and 2006.

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

In the event a sale is made to a customer under circumstances in which collectability is not reasonably assured, the Company either requires the customer to remit payment prior to shipment or defers recognition of the revenue until payment is received. The Company maintains a reserve for amounts which may not be collectible due to risk of credit losses.

Additionally, the Company’s treatment for recognizing revenue related to distributors’ that have the inability to provide inventory or product sell-through reports on a timely basis, is to defer and recognize revenue when payment is received. The Company believes the receipt of payment is the best indication of product sell-through.

During the year ended March 31, 2008, approximately $379,000 of sales in Mexico was recognized when cash was collected since collection was not reasonably assured.

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

License revenue is generated through agreements with strategic partners for the commercialization of Microcyn products. The terms of the agreements typically include non-refundable upfront fees. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”, the Company analyzes multiple element arrangements to determine whether the elements can be separated. Analysis is performed at the inception of the arrangement and as each product is delivered. If a product or service is not separable, the combined deliverables are accounted for as a single unit of accounting and recognized over the performance obligation period.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assuming the elements meet the EITF No. 00-21 criteria for separation and the SAB 104 requirements for recognition, the revenue recognition methodology prescribed for each unit of accounting is summarized below:

When appropriate, the Company defers recognition of non-refundable upfront fees. If it has continuing performance obligations then such up-front fees are deferred and recognized over the period of continuing involvement.

The Company recognizes royalty revenues from licensed products upon the sale of the related products.

Revenue from consulting contracts is recognized as services are provided. Revenue from testing contracts is recognized as tests are completed and a final report is sent to the customer.

Sales Tax and Value Added Taxes

In accordance with the guidance of EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (EITF 06-3), the Company accounts for sales taxes and value added taxes imposed on its goods and services on a net basis in the consolidated statement of operations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents may be invested in money market funds, commercial paper, variable rate demand instruments, and certificates of deposits. Cash equivalents are carried at cost, which approximates fair value.

Restricted Cash

On March 29, 2007, the Company entered into Amendment No. 1 to the Bridge Loan with Mr. Robert Burlingame, one of the Company’s directors. Pursuant to the Amendment, the Company deposited $2,000,000 into a segregated interest-bearing account, which is presented as restricted cash in the current assets section of the accompanying consolidated balance sheet at March 31, 2007 (Note 10).

In connection with certain operating lease agreements (Note 12), the Company is required to maintain cash deposits in a restricted account. Restricted cash held as security under these arrangement amounted to $55,000 and $49,000 at March 31, 2008 and 2007, respectively and is reported in non-current assets in the accompanying consolidated balance sheets as restricted cash.

Concentration of Credit Risk and Major Customers

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

The Company grants credit to its business customers, which are primarily located in Mexico, Europe and the United States. Collateral is generally not required for trade receivables. The Company maintains allowances for potential credit losses. Two customers represented a total of 28% and one customer represented 12% of the net accounts receivable balance at March 31, 2008 and 2007, respectively. During the years ended March 31, 2008 and March 31, 2007, three customers represented 23% and one customer represented 13% of sales, respectively. During the year ended March 31, 2006, no customer represented 10% of revenue.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts, and sales returns. Estimates for cash discounts and sales returns are based on analysis of contractual terms and historical trends. With respect to government chargebacks, the Mexican Ministry of Health’s (“MOH”) policy is to levy penalties on its vendors for product received after scheduled delivery times. The Company has not incurred any such chargebacks to date; however, such penalties (if incurred) would be recorded as a reduction of revenue and the related accounts receivable balance.

The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Other factors that the Company considers include its existing contractual obligations, historical payment patterns of its customers and individual customer circumstances, an analysis of days sales outstanding by customer and geographic region, and a review of the local economic environment and its potential impact on government funding and reimbursement practices. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts at March 31, 2008 and 2007 represents probable credit losses in the amounts of $31,000 and $207,000, respectively.

Inventories

Inventories are stated at the lower of cost, cost being determined on a standard cost basis (which approximates actual cost on a first-in, first-out basis), or market.

Due to changing market conditions, estimated future requirements, age of the inventories on hand and production of new products, the Company regularly reviews inventory quantities on hand and records a provision to write down excess and obsolete inventory to its estimated net realizable value. The Company recorded reserves to reduce the carrying amounts of inventories to their net realizable value in the amounts of $208,000 and $94,000 for the years ended March 31, 2008 and 2007, respectively.

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

Years

Office equipment	3
Manufacturing, lab and other equipment	5
Furniture and fixtures	7

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

•	a significant decrease in the fair value of an asset;

•	a significant change in the extent or manner in which an asset is used or a significant physical change in an asset;

•	a significant adverse change in legal factors or in the business climate that affects the value of an asset;

•	an adverse action or assessment by the U.S. Food and Drug Administration or another regulator;

•	an accumulation of costs significantly in excess of the amount originally expected to acquire or construct an asset; and operating or cash flow losses combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with an income-producing asset.

When circumstances indicate that an impairment may have occurred, the Company tests such assets for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of such assets and their eventual disposition to their carrying amounts. In estimating these future cash flows, assets and liabilities are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other such groups. If the undiscounted future cash flows are less than the carrying amount of the asset, an impairment loss, measured as the excess of the carrying value of the asset over its estimated fair value, will be recognized. The cash flow estimates used in such calculations are based on estimates and assumptions, using all available information that management believes is reasonable.

Research and Development

Research and development expense is charged to operations as incurred and consists primarily of personnel expenses, clinical and regulatory services and supplies. For the years ended March 31, 2008, 2007 and 2006, research and development expense amounted to $9,778,000, $4,508,000 and $2,600,000 respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs amounted to $130,000, $54,000 and $126,000, for the years ended March 31, 2008, 2007 and 2006, respectively. Advertising costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Shipping and Handling Costs

The Company applies the guidelines enumerated in Emerging Issues Task Force Issue (“EITF”) 00-10 “Accounting for Shipping and Handling Fees and Costs” with respect to its shipping and handling costs. Accordingly, the Company classifies amounts billed to customers related to shipping and handling in sale transactions as revenue. Shipping and handling costs incurred are recorded in cost of product revenues. To date, shipping and handling costs billed to customers have been insignificant.

Foreign Currency Reporting

The consolidated financial statements are presented in United States Dollars in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 52, “Foreign Currency Translation” (“SFAS 52”). Accordingly, the Company’s subsidiary OTM uses the local currency (Mexican Pesos) as its functional currency, OIS Europe uses the local currency (Euro) as its functional currency and OIS Japan uses the local currency (Yen) as its functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average exchange rates during the period. Resulting translation adjustments are recorded directly to accumulated other comprehensive income (loss). The Company recorded foreign currency

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

translation gains (losses) for the years ended March 31, 2008, 2007 and 2006 of $(2,411,000), $(367,000) and $144,000, respectively.

Foreign currency transaction gains (losses) relate to working capital loans that the Company has made to its foreign subsidiaries. The Company recorded foreign currency transaction gains (losses) for the years ended March 31, 2008, 2007 and 2006 of $2,594,000, $407,000 and $(283,000), respectively. The related gains (losses) were recorded in other income (expense) in the accompanying consolidated statements of operations. Loans made to subsidiaries OTM and OIS Europe will be paid back to the Company in the future when subsidiaries begin to generate cash.

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

Under SFAS 123(R), nonpublic entities, including those that become public entities after June 15, 2005, that used the minimum value method of measuring equity share options and similar instruments for either recognition or pro forma disclosure purposes under SFAS No. 123 are required to apply SFAS 123(R) prospectively to new awards and to awards modified, repurchased, or cancelled after the date of adoption. In addition, SFAS 123(R), requires such entities to continue accounting for any portion of awards outstanding at the date of initial application using the accounting principles originally applied to those awards. Accordingly, stock-based compensation expense relating to awards granted prior to April 1, 2006 that are expected to vest in periods ending after April 1, 2006 were being recorded in accordance with the provisions of APB 25 and its related interpretive guidance.

The Company has adopted the prospective method with respect to accounting for its transition to SFAS 123(R). Accordingly, the Company recognized in salaries and related expense in the accompanying consolidated statements of operations $148,000, $158,000 and $279,000 of stock-based compensation expense during the years ended March 31, 2008, 2007, and 2006 respectively, which represents the intrinsic value amortization of options granted prior to April 1, 2006 that the Company is continuing to account for using the recognition and measurement principles prescribed under APB 25. The Company also recognized in salaries and related expense in the accompanying consolidated statements of operations $1,006,000 and $815,000 of stock-based compensation expense during the years ended March 31, 2008 and 2007, respectively, which represents the amortization of the fair value of options granted subsequent to adoption of SFAS 123(R). During the year ended March 31, 2007, the Company reclassified certain components of its stockholders’ equity to reflect the elimination of deferred

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation arising from unvested share-based compensation pursuant to the requirements of Staff Accounting Bulletin No. 107, regarding SFAS 123(R). This deferred compensation was previously recorded as an increase to additional paid-in capital with a corresponding reduction to stockholders’ equity for such deferred compensation. This reclassification had no effect on net loss or total stockholders’ equity as previously reported. The Company will record an increase to additional paid-in capital as the share-based payments vest.

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

Comprehensive Loss

Other comprehensive loss includes all changes in stockholders’ equity during a period from non-owner sources and is reported in the consolidated statement of stockholders’ equity. To date, other comprehensive loss consists of changes in accumulated foreign currency translation adjustments during the years. Accumulated other comprehensive (loss) at March 31, 2008 and 2007 was $(2,775,000) and $(364,000), respectively

Net Loss Per Share

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

	Year Ended March 31,
	2008	2007	2006
	(In thousands)

Anti-dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:
Options to purchase common stock	2,624	2,020	1,969
Restricted stock units	60	—	—
Warrants to purchase common stock	3,327	1,369	858
Convertible preferred stock (if converted method)	—	—	3,984
Warrants to purchase convertible preferred stock (if converted method)	—	—	17

	6,011	3,389	6,828

During the year ended March 31, 2008, the Company sold common stock in connection with a private placement offering, registered direct offering and issued stock in connection with the exercise of stock options and warrants. Additionally, during the year ended March 31, 2007, the Company issued common stock in connection with the conversion of its convertible preferred stock to common stock at the close of its initial public offering, sold common stock in its initial public offering, sold common stock in connection with its underwriter’s partial exercise of their over-allotment option and issued common stock in connection with the exercise of warrants. These transactions resulted in significant additional dilution and are described in more detail in Note 13. On April 1, 2008, the Company issued an additional 9,047 common stock purchase warrants in connection with the second closing of the registered direct offering.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments. The carrying amounts of the Company’s line of credit obligation and other long term obligations approximate fair value as such instruments feature contractual interest rates that are consistent with current market rates of interest or have effective yields that are consistent with instruments of similar risk, when taken together with equity instruments issued to the holder.

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company accounts for the issuance of common stock purchase warrants issued and other free standing derivative financial instruments in accordance with the provisions of EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). Based on the provisions of EITF 00-19, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

event is outside the control of the Company) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company determined that its freestanding derivatives, which principally consists of warrants to purchase common stock satisfied the criteria for classification as equity instruments at March 31, 2008 and 2007.

Recent Accounting Pronouncements

In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159, which includes an amendment to Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), permits entities the option to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of determining the impact that SFAS 159 will have on its consolidated financial condition, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on its financial condition and results of operations.

In December 2007, the SEC issued SAB No. 110, Certain Assumptions Used in Valuation Methods — Expected Term (“SAB 110”) According to SAB 110, under certain circumstances the SEC staff will continue to accept beyond December 31, 2007 the use of the simplified method in developing an estimate term of share options that possess certain characteristics in accordance with SFAS 123(R) beyond December 31, 2007. The Company adopted SAB 110 effective January 1, 2008 and continued to use the simplified method in developing the expected term used for its valuation of stock-based compensation.

In February 2008, SFAS 157 was amended by FSP 157-2, “Effective Date of FASB Statement No. 157: Fair Value Measurements” (“FSP 157-2”). As such, SFAS 157 (as amended) is partially effective for measurements and disclosures of financial assets and liabilities for fiscal years beginning after November 15, 2007 and is fully effective for measurement and disclosure provisions on all applicable assets and liabilities for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact that FSP 157-2 will have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, will be adopted by the Company beginning in the first quarter of 2009. The Company does not expect there to be any significant impact of adopting SFAS 161 on its financial position, cash flows and results of operations.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other accounting standards that have been issued or proposed by the FASB, the EITF, the SEC and or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 4 — Accounts Receivable

Accounts receivable consists of the following (in thousands):

	March 31,
	2008	2007

Accounts receivable	$801	$1,571
Less: allowance for doubtful accounts	(31)	(207)

	$770	$1,364

Allowance for doubtful accounts activities are as follows (in thousands):

		Additions
	Balance at	Charged to
	Beginning	Operating	Deductions	Balance at
Year Ended March 31,	of Year	Expenses	Write-Offs	End of Year

2007	$90	$284	$(167)	$207
2008	$207	$57	$(233)	$31

NOTE 5 —	Inventories

Inventories consist of the following (in thousands):

	March 31,
	2008	2007

Raw materials	$361	$311
Finished goods	106	65

	467	376
Less: inventory allowances	(208)	(94)

	$259	$282

Reserve for obsolete inventories activities are as follows (in thousands):

		Additions
		Charged to
	Balance at	Cost of
	Beginning	Product	Deductions	Balance at
Year Ended March 31,	of Year	Revenues	Write-Offs	End of Year

2007	$996	$102	$(1,004)	$94
2008	$94	$230	$(116)	$208

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 —	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,
	2008	2007

Prepaid expenses	$691	$976
Value Added Tax receivable	32	125
Other current assets	375	71

	$1,098	$1,172

NOTE 7 —	Debt Issuance Costs

Debt issuance costs consists of the following (in thousands):

	March 31,
	2008	2007

Fair value of common stock purchase warrants issued to Western Technologies, Inc. in connection with a Line of Credit (Note 10)	$1,046	$1,046
Fair value of common stock purchase warrants issued to Brookstreet Securities Corporation (“Brookstreet”) in connection with a Bridge Loan repaid on August 31, 2007 (Note 10)	—	104
Cash paid for debt offering expenses (March 31, 2007 includes $50,000 paid in connection with the Bridge Loan repaid on August 31, 2007)	28	78

	1,074	1,228
Less: accumulated amortization	(770)	(402)

	$304	$826

During the years ended March 31, 2008, 2007 and 2006, the Company recorded $522,000, $402,000 and $0 of non-cash interest expense related to the amortization of debt issue costs, respectively. These amounts are included in interest expense in the accompanying consolidated statements of operations. Unamortized debt issuance costs of $28,000 related to the Bridge Loan was expensed at the time the note was repaid on August 31, 2007 (Note 10).

NOTE 8 —	Property and Equipment

Property and equipment consists of the following (in thousands):

	March 31,
	2008	2007

Manufacturing, lab, and other equipment	$3,387	$2,738
Office equipment	555	716
Furniture and fixtures	201	219
Leasehold improvements	436	489

	4,579	4,162
Less: accumulated depreciation and amortization	(2,276)	(1,955)

	$2,303	$2,207

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and equipment includes $186,000 of equipment purchases that were financed under capital lease obligations as of March 31, 2008 and 2007 (Note 11). The accumulated amortization on these assets amounted to $168,000 and $146,000 as of March 31, 2008 and 2007, respectively.

Depreciation and amortization expense (including amortization of leased assets) amounted to $740,000, $672,000 and $651,000 for the years ended March 31, 2008, 2007 and 2006, respectively.

NOTE 9 —	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31
	2008	2007

Salaries and related costs	$1,339	$525
Professional fees	592	524
Estimated liability for pending litigation (Note 12)	—	21
Deferred revenue	359	55
Other	170	296

	$2,460	$1,421

NOTE 10 —	Long-Term Debt

On May 1, 1999, the Company issued a note payable in the amount of $64,000 with interest at 8% per annum and a final payment due on December 31, 2009. The remaining balance on this obligation, which amounts to $23,000 including accrued interest, is included in non-current portion of long-term debt in the accompanying consolidated balance sheet at March 31, 2008.

During March 2004, the Company entered into an equipment financing facility providing it with up to $1,000,000 of available credit to finance equipment purchases through March 31, 2005. During the year ended March 31, 2005, the Company drew an aggregate of $994,000 of advances under this facility, which were payable in 33 monthly installments with interest at the rate of 13.5% per annum and mature at various times through May 1, 2007. The Company made principal payments on these notes which amounted to $19,000 and $332,000, during the years ended March 31, 2008 and 2007 respectively. Interest expense under these obligations amounted to $300, $25,000 and $73,000 for the years ended March 31, 2008, 2007, and 2006, respectively. The remaining principal balance and all outstanding interest was paid in full on May 1, 2007.

From February 2005 to March 2006, the Company issued various notes for aggregate principal amounting to $182,000 with interest rates ranging from 6.25% to 14.44% per annum. The proceeds of these notes were used to purchase automobiles and software. The Company made principal payments on these notes of $36,000 and $33,600, during the years ended March 31, 2008 and 2007, respectively. Aggregate interest expense under these obligations amounted to $8,100, $11,000 and $8,900 for the years ended March 31, 2008, 2007 and 2006, respectively. These notes are payable in aggregate monthly installments of $3,700 including interest through March 14, 2011. The remaining balance of these notes amounted to $87,000 at March 31, 2008, including $39,000 in the current portion of long-term debt in the accompanying consolidated balance sheet.

On June 14, 2006, the Company entered into a credit facility providing it with up to $5,000,000 of available credit. The facility permitted the Company to borrow up to a maximum of $2,750,000 for growth capital, $1,250,000 for working capital based on eligible accounts receivable and $1,000,000 in equipment financing. In June 2006, the Company drew an aggregate of $4,182,000 of borrowings under this facility. These borrowings are payable in 30 to 33 fixed monthly installments with interest at rates ranging from 12.4% to 12.7% per annum, maturing at various times through April 1, 2009. The Company has no unused availability under this credit facility

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

since amounts drawn under the working capital facility were based upon an initial measurement of eligible accounts receivable.

The Company also issued to the lender warrants to purchase up to 71,521 shares of its Series B convertible preferred stock upon originating the loan which automatically converted into warrants to purchase 71,521 shares of the Company’s common stock at the closing of the Company’s initial public offering on January 30, 2007. The aggregate fair value of all warrants issued to the lender under this arrangement amounted to $1,046,000 (Note 13). This amount was recorded as debt issuance costs in the March 31, 2008 consolidated balance sheet and is being amortized as interest expense over the term of the credit facility or 30 to 33 months.

Borrowings under the growth capital line are collateralized by the total assets of the Company. Borrowings under the equipment line are collateralized by the underlying assets funded, and borrowings under the working capital line are collateralized by eligible accounts receivable. On a monthly basis, the Company must maintain a 1:1 ratio of borrowing under the working capital line to eligible accounts receivable. The Company has 30 days from each measurement date to either increase eligible accounts receivable or pay the excess principal in the event that the ratio is less than 1:1 The loan agreement contains various negative and affirmative covenants, including restrictions on paying dividends. The Company is not required to direct customer remittances to a lock box, nor does the credit agreement provide for subjective acceleration of the loans. In connection with these notes, for the years ended March 31, 2008 and 2007, the Company made principal payments of $1,501,000 and $852,000, respectively. Additionally, for the years ended March 31, 2008 and 2007, the Company made interest payments of $331,000 and $333,000, respectively, and recorded $429,000 and $340,000 of non-cash interest expense related to the amortization of debt issue costs, respectively. The aggregate remaining principal balance under this facility amounted to $1,829,000, including $1,786,000 in the current portion of long term debt in the accompanying consolidated balance sheet at March 31, 2008. As of March 31, 2008, the Company no longer had the ability to draw additional funds on the various lines.

On March 29, 2007, the Company entered into Amendment No. 1 to the loan agreement described above. Pursuant to the amendment the lender and the Company agreed that the security interest in the Company’s intellectual property would be removed and the lender’s security interest in the Company’s assets would not include the Company’s intellectual property unless and until the Company’s cash and cash equivalents fall below 600% of the Company’s average monthly expenses less non-cash charges. At March 31, 2008, the Company’s cash and cash equivalents position was in excess of 600% of its average monthly expenses and therefore no lien against its intellectual property was in place.

On May 5, 2006, the Company entered into a note agreement for $69,000 with interest at the rate of 7.94% percent per annum. The proceeds of this note were used to purchase an automobile. This note is payable in monthly installments of $1,200 through May 2012. The Company made principal payments of $9,800 and $7,400 during the year ended March 31, 2008 and 2007, respectively. Additionally, the Company made interest payments of $4,700 and $5,000 during the years ended March 31, 2008 and 2007, respectively. The remaining balance of this note amounted to $51,000 at March 31, 2008, including $10,800 in the current portion of long-term debt in the accompanying consolidated balance sheet.

From July 1, 2006 to March 25, 2007, the Company entered into note agreements for $805,000 with interest rates ranging from 7.0% to 9.7% per annum. The proceeds of these notes were used to finance insurance premiums. The remaining balance of these notes were payable in aggregate monthly installments of $66,000 through November 25, 2007. During the years ended March 31, 2008 and 2007, the Company made principal payments of $480,000 and $325,000, respectively. Additionally, during the years ended March 31, 2008 and 2007, the Company made interest payments of $15,000 and $10,500, respectively. On July 3, 2007, the Company paid all outstanding principal and interest under these financings.

On November 7, 2006, the Company signed a loan agreement with Robert Burlingame, one of the Company’s directors, in the amount of $4,000,000, which was funded on November 10, 2006 and accrued interest at an annual

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rate of 7%. Concurrently, Mr. Burlingame became a consultant to the Company under a two-year consulting agreement, and was appointed to fill a vacancy on the Company’s board of directors. The principal and all accrued interest under the loan agreement was originally due and payable in full with interest on November 10, 2007. The loan was secured by all assets of the Company, other than intellectual property, and was subordinate to the security interest held by the Company’s secured lender. At the time the principal was advanced to the Company, Brookstreet, who acted as the agent in this transaction, was paid a fee of $50,000 and was granted a warrant to purchase 25,000 shares of the Company’s common stock at an exercise price of $18.00 per share. The aggregate fair value of all warrants issued to the agent under this arrangement amounted to $104,000 (Note 13). This amount in addition to the $50,000 cash payment was recorded as debt issuance costs in the March 31, 2007 consolidated balance sheet and was being amortized as interest expense over the term of the credit facility. During the year ended March 31, 2008 and 2007, the Company recorded $93,000 and $62,000, respectively, of non-cash interest expense related to the amortization of the debt issuance costs.

On March 29, 2007, the Company entered into Amendment No. 1 to the loan agreement described above. Pursuant to the Amendment, the Company agreed to make monthly interest payments on the $4,000,000 principal of the original promissory note and on May 10, 2007 deposited $2,000,000 into a segregated interest-bearing restricted cash account that was used to repay the note as described below.

On August 13, 2007, after the closure of the $10,100,000 million private placement of the Company’s common stock described in Note 13, the Company became obligated to repay outstanding amounts under the terms of the Amendment No. 1 to the Burlingame loan agreement. The Company paid $2,000,000 under the loan agreement on August 15, 2007, and the remaining $2,000,000 and accrued interest from the restricted cash account on August 31, 2007. During the year ended March 31, 2008, the Company paid $222,000 of interest expense related to this note of which $109,000 was accrued at March 31, 2007.

On April 12, 2007, the Company entered into a note agreement to purchase an automobile for $75,800 with interest at the rate of 7.75% percent per annum. This note is payable in monthly installments of $1,500 through April 2012. During the year ended March 31, 2008, the Company made principal payments of $11,600. Additionally, during the year ended March 31, 2008, the Company made interest payments of $5,300. The remaining balance of this note amounted to $64,000 at March 31, 2008, including $14,000 in the current portion of long-term debt in the accompanying condensed consolidated balance sheet.

On March 1, 2008, the Company entered into a note agreement for $176,000 with an interest rate of 5.6% per annum. The note was used to finance insurance premiums. The note is payable in monthly installments of $14,800 through January 1, 2009. The remaining balance of this note at March 31, 2008 amounted to $144,000 and is included in the current portion of long-term debt in the accompanying consolidated balance sheet.

A summary of principal payments due in years subsequent to March 31, 2008 is as follows (in thousands):

For Years Ending March 31,

2009	$1,994
2010	131
2011	39
2012	31
2013	4

Total principal payments	2,199
Less: current portion	(1,994)

Long-term portion	$205

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 —	Capital Lease Obligations

During the period from September 1, 2003 through October 1, 2003, the Company entered into various capital leases under which the aggregate present value of the minimum lease payments amounted to $40,000. The present value of the minimum lease payments was calculated using discount rates ranging from 13% to 18%. Lease payments, including amounts representing interest, amounted to $12,000, $12,000 and $11,000 for the years ended March 31, 2008, 2007 and 2006, respectively. The remaining principal balance on these obligations amounted to $11,000 at March 31, 2008 which is included in the current portion of capital lease obligations in the accompanying consolidated balance sheet.

On November 10, 2004, the Company entered into a capital lease under which the present value of the minimum lease payments amounted to $37,000. The present value of the minimum lease payments was calculated using a discount rate of 10%. Lease payments, including amounts representing interest, amounted to $9,000, $9,300 and $8,500 for the years ended March 31, 2008, 2007 and 2006, respectively. The remaining principal balance on this obligation amounted to $14,000 at March 31, 2008, including $8,000 included in the current portion of capital lease obligations in the accompanying consolidated balance sheet.

The Company recorded interest expense in connection with these lease agreements in the amounts of $4,500, $6,700 and $8,900 for the years ended March 31, 2008, 2007 and 2006, respectively.

Minimum lease payments due in years subsequent to March 31, 2008 are as follows (in thousands):

For Years Ending March 31,

2009	$21
2010	6

Total minimum lease payments	27
Less: amounts representing interest	(2)

Present value of minimum lease payments	25
Less: current portion	(19)

Long-term portion	$6

NOTE 12 —	Commitments and Contingencies

Lease Commitments

The Company has entered into various non-cancelable operating leases, primarily for office facility space, that expire at various times through April 2011.

On September 13, 2007, the Company entered into Amendment No. 4 to the property lease agreement for its facility in Petaluma, California. The amendment extends the lease expiration date to September 30, 2010. Lease payments pursuant to the amendment amounts to $902,000, with $123,000 paid in the fiscal year ended March 31, 2008, $302,000 to be paid in the fiscal year ending March 31, 2009, $315,000 to be paid in the fiscal year ending March 31, 2010 and $161,000 to be paid thereafter.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Minimum lease payments for non-cancelable operating leases, including the effects of the lease extension described above, are as follows (in thousands):

For Years Ending March 31,

2009	$520
2010	491
2011	328
2012	8

Total minimum lease payments	$1,347

Rent expense amounted to $676,000, $590,000 and $535,000 for the years ended March 31, 2008, 2007, and 2006, respectively.

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

The Company settled a trademark matter asserting confusion in trademarks with respect to the Company’s use of the name Microcyn60 in Mexico. Although the Company believes that the nature and intended use of its products are different from those of the company alleging confusion, the Company has agreed with the party to market its product in Mexico under a different name. The Company settled this matter with the party and believes that the name change will satisfy an assertion of confusion and during the year ended March 31, 2008, the Company paid $70,000 related to this settlement.

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

The Company, from time to time, is involved in legal matters arising in the ordinary course of its business including matters involving proprietary technology. While management believes that such matters are currently not material, there can be no assurance that matters arising in the ordinary course of business for which the Company is or could become involved in litigation, will not have a material adverse effect on its business, financial condition or results of operations.

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

Employment Agreements

The Company has entered into employment agreements with five of its key executives. The agreements provide, among other things, for the payment of twelve to twenty-four months of severance compensation for terminations under certain circumstances. Aggregate potential severance compensation amounted to $1,545,000 at March 31, 2008.

At March 31, 2008, aggregate salaries related to these agreements amounted to $1,065,000. Effective April 1, 2008, these salaries were adjusted as described in Note 20. Additionally, described in Note 20, on April 1, 2008, the Company entered into an employment agreement with one of its key employees.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Board Compensation

On April 26, 2007, the board of directors of the Company adopted a Board Compensation Package (the “Compensation Package”) to provide members of the Board and its committees with regular compensation. The Compensation Package provides for cash payments of $25,000 in two equal installments to each of the non-employee members of the board of directors. Directors who are members (but not the chairman) of the audit committee receives an additional $5,000 per year. Directors who are members (but not the chairman) of the compensation committee receive an additional $2,000 per year. The chair person of the board of directors receives $15,000 annually, the Lead Director (if different from the chair person) receives $10,000 annually, the chairperson of the Audit Committee receives $10,000 annually, and the chair person of each other committee receives $5,000 annually. During the year ended March 31, 2008, the Company made payments to its non-employee directors amounting to $181,000 which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

The compensation committee also recommended to the Board the amendment and restatement of the Company’s 2006 Stock Incentive Plan to include provisions concerning automatic grants to non-employee directors; the Board adopted such changes and the changes were approved by the stockholders. The Compensation Package provides for the grant of options to each non-employee director under the restated Stock Incentive Plan. Each new director will receive an initial option grant to purchase 50,000 shares of the Company’s common stock, which will vest over three years, and each non-employee director will receive an annual grant of an option to purchase 15,000 shares of the Company’s common stock, which will vest monthly over a period of one year. During the year ended March 31, 2008 the Company granted 175,000 options in connection with the compensation package see Note 14 for weighted average fair value assumptions used in the calculation of fair values during the year ended March 31, 2008.

Consulting Agreements

On October 1, 2005, the Company entered into a consulting agreement with White Moon Medical. Akihisa Akao, a member of the board of directors, is the sole stockholder of White Moon Medical. Under the terms of the agreement, the individual will be compensated for services provided outside his normal Board duties. The Company paid and recorded expense related to this agreement in the amount of $146,000, $146,000 and $73,000 which is included in selling, general and administrative expense in the consolidated statements of operations for the years ended March 31, 2008, 2007 and 2006, respectively. During the year ended March 31, 2008, the Company extended the agreement for an additional one-year term and continued to make the monthly payments.

On November 7, 2006, the Company entered into a two year consulting agreement with Mr. Robert Burlingame, one of the Company’s directors who also provided the Company with a $4,000,000 Bridge Loan (Note 10). In connection with this agreement, the director received 75,000 common stock purchase warrants at an exercise price of $8.00 per share. During the years ended March 31, 2008 and 2007, the amortized fair value of the warrants amounted to $175,000 and $70,000 and was recorded as selling, general and administrative expense in the accompanying consolidated statements of operations (Note 13). The unamortized fair value at March 31, 2008 related to this warrant was $106,000 and will be amortized over the remaining term of the agreement which expires on November 7, 2008.

Commercial Agreements

On May 8, 2007, and June 11, 2007, the Company entered into separate commercial agreements with two unrelated customers granting such customers the exclusive rights to sell the Company’s products in specified territories or for specific uses. Both customers are required to maintain certain minimum levels of purchases of the Company’s products in order to maintain exclusivity. Up-front payments amounting to $625,000 paid under these agreements have been recorded as deferred revenue of which $523,000 is classified as long-term deferred revenue in the accompanying consolidated balance sheet at March 31, 2008. The up-front fees will be amortized on a straight-line basis over the terms of the underlying agreements. The Company met certain milestones related to

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these agreements and amortized approximately $5,000 of deferred revenue which is included in product revenue in the accompanying consolidated statement of operations for the year ended March 31, 2008.

NOTE 13 —	Stockholders’ Equity

Authorized Capital

The Company is authorized to issue up to 100,000,000 shares of common stock with a par value of $0.0001 per share and 5,000,000 shares of convertible preferred stock with a par value of $0.0001 per share.

Description of Common Stock

Each share of common stock has the right to one vote. The holders of common stock are entitled to dividends when funds are legally available and when declared by the board of directors.

Convertible Preferred Stock

On February 26, 2003, the Company issued a $40,000 convertible note to a director of the Company bearing interest at the rate of 10% per annum with a maturity date of August 26, 2004. The note was convertible, at the option of the holder, into such number shares of the Company’s common stock or Series A preferred stock determined by dividing the amount to be converted by the conversion price of $4.00 per share. The principal balance of the note was converted into 10,000 shares of convertible series A preferred stock in June 2005.

The Company issued in a private placement transaction an aggregate of 1,621,651 shares of its Series B convertible preferred stock for net proceeds of $27,026,000 during the year ended March 31, 2006.

Additionally, the Company issued in a private placement transaction an aggregate of 193,045 shares of its Series C convertible preferred stock for net proceeds of $2,903,000 (gross proceeds of $3,474,000 less offering costs of $571,000) during the year ended March 31, 2007.

Pursuant to the Company’s Amended and Restated Articles of Incorporation, the Series A, Series B and Series C convertible preferred shares were automatically convertible into shares of the Company’s common stock, at the then applicable conversion price, upon the closing of the firm commitment underwritten public offering of shares of common stock of the Company which yielded aggregate proceeds in excess of $20 million (before deduction of underwriters commissions and expenses). At the close of the Company’s initial public offering on January 30, 2007, all 4,176,498 outstanding shares of Series A, Series B, and Series C convertible preferred stock automatically converted into an equal number of shares of common stock.

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

The Company paid to the underwriters underwriting discounts, commissions and non-accountable expenses totaling $2,146,000 in connection with the initial public offering and the underwriters’ exercise of the over-

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allotment shares. In addition, the Company incurred additional expenses of approximately $2,746,000 in connection with the initial public offering, which when added to the underwriting discounts, commissions and non-accountable expenses paid by the Company amounts to total expenses of $4,892,000. Thus the net offering proceeds to the Company (after deducting underwriting discounts and commissions and offering expenses) were approximately $21,936,000.

Dividend Payment in Common Stock

On February 15, 2007 the board of directors authorized payment of dividends to the persons who were holders of the Series A convertible preferred stock immediately prior to the close of the IPO. The Company issued 87,494 shares of common stock in payment of the dividend on March 21, 2007. In connection with the accrued dividend, the Company’s net loss available to common stockholders increased by $404,000 and $121,000 for the years ended March 31, 2007, and 2006, respectively.

Common Stock Issued in Private Placement

On August 13, 2007, the Company completed a private placement of 1,262,500 shares of common stock to certain accredited investors at a price of $8.00 per share pursuant to the terms of a Securities Purchase Agreement, dated August 7, 2007. In addition, the investors received warrants to purchase an aggregate of 416,622 additional shares of common stock at an exercise price of $9.50 per share (described below). The exercise price for the investor warrants was adjusted to $8.63 in March 2008, after the anti-dilution provisions of the warrants were triggered by our registered direct offering. The investor warrants are now exercisable for an additional 41,977 shares. Gross proceeds from the private placement were $10,100,000 and net proceeds of $9,124,000 (after the placement agent’s commission and other offering expenses). Pursuant to the terms of a Registration Rights Agreement, dated August 7, 2007, the shares of common stock issued to the investors in the private placement and the shares of common stock to be issued upon the exercise of the warrants issued in the private placement were registered on a Form S-1 (File No. 333-145810), which was declared effective on September 12, 2007. If the Registration Statement ceases to remain continuously effective, or the Holders of the Registrable Securities are not permitted to utilize the related Prospectus to resell the securities registered under the Registration Statement for more than ten consecutive calendar days, or more than a total of fifteen calendar days in any twelve month period, the Company will be required to pay the security holders, until cured, partial liquidated damages in cash equal to 1% monthly, up to a maximum of 15%, of the aggregate purchase price paid pursuant to the terms of the Securities Purchase Agreement. If the Company is required to pay liquidated damages and payments are not made seven days from the due date, the holders will become entitled to interest payments of 18% per annum on the amount due. The Company, after having evaluated the registration payment arrangement, has determined that it is unlikely to incur any mandatory liability based on its past experience in filing registration statements. Accordingly, the Company does not believe it is necessary to record any reserves for contingent transfer of consideration in accordance with EITF FSP 00-19-2, “Accounting for Registration Payment Arrangements”.

The securities issued in the private placement were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder. The securities offered were not registered under the Securities Act of 1933 or any state securities laws at the time of issuance and unless sold pursuant to the registration statement referenced above, the securities may not be offered or sold in the United States (or to a U.S. person) except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act of 1933 and applicable state securities laws. The Company also issued a warrant to purchase 88,375 shares of common stock to a placement agent in connection with the private placement (described below). The warrant has the same terms, including exercise price and registration rights, as the warrants issued in the private placement. The exercise price for the warrants was adjusted to $8.63 in March 2008, after the anti-dilution provisions of the warrants were triggered by our registered direct offering. The placement agent warrants are now exercisable for an additional 8,909 shares.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Registered Direct Offering

On February 13, 2008, the Company filed a shelf registration statement on Form S-3 (File No. 333-149223), which was declared effective on February 26, 2008. In connection with this S-3, the Company may from time to time, offer and sell preferred stock, either separately or represented by depositary shares, common stock or warrants, either separately or in units, in one or more offerings. The preferred stock and warrants may be convertible into or exercisable or exchangeable for common or preferred stock. The aggregate initial offering price of all securities sold under the shelf registration statement will not exceed $75,000,000. The Company may offer these securities independently or together in any combination for sale directly to investors or through underwriters, dealers or agents. The Company will set forth the names of any underwriters, dealers or agents and their compensation in a prospectus or prospectus supplement.

On March 31, 2008, the Company closed the registered direct placement of 2,634,578 shares of its common stock at a purchase price of $5.25 per share, and warrants to purchase an aggregate of 1,317,278 shares of common stock at an exercise price of $6.85 per share for gross proceeds of $13,297,000 and net proceeds of $12,613,000 (after deducting the placement agent’s commission and other offering expenses). On April 1, 2008, the Company had a second closing of an additional 18,095 shares of its common stock at a purchase price of $5.25 per share, and warrants to purchase an aggregate of 9,047 shares of common stock at an exercise price of $6.85 per share for gross proceeds of $95,000. Both closings were part of the same offering. Additionally, the Company issued a warrant to purchase 130,000 shares of common stock at an exercise price of $6.30 per share to the placement agent related to this offering.

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

On June 14, 2006, the Company issued warrants to purchase 71,521 shares of Series B convertible preferred stock at an exercise price of $18.00 per share in connection with a financing facility described in Note 10. These warrants were automatically converted to warrants to purchase 71,521 shares of common stock at the closing of the Company’s IPO on January 30, 2007. The warrants were valued using the Black-Scholes pricing model. Assumptions used were as follows: Fair value of the underlying stock $18.00; risk-free interest rate 5.15% percent; contractual life of 10 years; dividend yield of 0%; and volatility of 70%. The fair value of the warrants, which amounted to $1,046,000, was recorded as deferred debt issuance costs and is being amortized as interest expense over the term of the credit facility. Amortization of these costs amounted to $332,000 and is included as a component of interest expense in the accompanying consolidated statement of operations for the year ended March 31, 2007.

On September 20, 2006 and October 14, 2006, the Company issued a warrant to purchase 10,567 and 13,560 shares of common stock, respectively, at an exercise price of $18.00 per share to the placement agent of the Series C stock offering. Additionally, on September 20, 2006 and October 14, 2006 the Company issued five year warrants to purchase 16,907 and 21,696 shares of common stock, respectively, at an exercise price of $18.00 per share to investors in conjunction with the purchase of Series C stock units. The warrants require settlement in shares of the Company’s common stock. The warrants were fully exercisable at the date of issuance with no future performance obligations by the placement agent and expire five years from the date of issuance. Based on the provisions of EITF 00-19, the Company classified the warrants as equity.

On November 10, 2006, Brookstreet Securities Corporation was granted a warrant to purchase 25,000 shares of the Company’s common stock at an exercise price of $18.00 per share in connection with a finder’s fee for the Robert Burlingame Bridge Loan, which funded on November 10, 2006 (Note 10). The warrants were valued using the Black-Scholes pricing model using the following assumptions: Fair value of the underlying stock $18.00; risk-

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

free interest rate 4.70% percent; contractual life of 5 years; dividend yield of 0%; and volatility of 70%. The fair value of the warrants, which amounted to $104,000 was recorded as debt issue costs in the accompanying consolidated balance sheet as of March 31, 2007. The Company amortized $62,000 and $42,000 of interest expense related to the warrants during the year ended March 31, 2008 and 2007, respectively. Unamortized debt issue costs of $19,000 related to the warrants was expensed at the time the note was repaid on August 31, 2007.

On January 30, 2007, under the terms of the Underwriting Agreement and in connection with the closing of the Company’s IPO, the Company issued to the underwriter’s warrants to purchase an aggregate of 211,750 shares of common stock at an exercise price of $13.20. On February 16, 2007, under the terms of the Underwriting Agreement and in connection with the closing of the partial exercise of the underwriters’ over-allotment option, the Company issued to the underwriters warrants to purchase an aggregate of 22,998 shares of the common stock of the Company at an exercise price of $13.20. The warrants were fully exercisable at the date of issuance with no future performance obligations by the underwriters and expire on January 29, 2012 and February 15, 2012, respectively.

On August 13, 2007 the Company issued warrants to purchase 416,622 shares of common stock at an exercise price of $9.50 per share to investors in conjunction with the private placement of common stock described above. The Warrants became exercisable on February 8, 2008, and have a term of five years. The exercise price for the investor warrants was adjusted to $8.63 in March 2008, after the anti-dilution provisions of the warrants were triggered by our registered direct offering. The investor warrants are now exercisable for an additional 41,997 shares. The warrants are subject to adjustment in certain circumstances and require settlement in shares of the Company’s common stock. The Company accounted for the issuance of the common stock purchase warrants in accordance with the provisions of EITF 00-19. Based on the provisions of EITF 00-19, the Company classified the warrants as equity. The securities that are issuable upon exercise of the warrants issued in the private placement were registered on a Form S-1 (File No. 333-145810), which was declared effective on September 12, 2007.

On August 20, 2007, the Company issued a warrant to purchase 88,375 shares of common stock at an exercise price of $9.50 per share to the placement agent for the private placement described above. The warrants became exercisable on February 8, 2008, and have a term of five years. The exercise price for the warrants was adjusted to $8.63 in March 2008, after the anti-dilution provisions of the warrants were triggered by our registered direct offering. The placement agent warrants are now exercisable for an additional 8,909 shares. The warrant has the same terms as the warrants issued in the private placement and was accounted for in accordance with the provisions of EITF 00-19. The securities underlying the warrant were registered on the same registration statement.

On March 31, 2008, the Company issued warrants to purchase 1,317,278 shares of common stock at an exercise price of $6.85 per share to investors in conjunction with the registered direct placement of common stock described above. The Warrants become exercisable on September 28, 2008, and have a term of five years. The warrants are subject to adjustment in certain circumstances and require settlement in shares of the Company’s common stock. The Company accounted for the issuance of the common stock purchase warrants in accordance with the provisions of EITF 00-19. Based on the provisions of EITF 00-19, the Company classified the warrants as equity.

On March 31, 2008, the Company issued a warrant to purchase 130,000 shares of common stock at an exercise price of $6.30 per share to the placement agent for the private placement described above. The warrant has the same terms as the warrants issued to investors in the registered direct placement described above and were accounted for in accordance with the provisions of EITF 00-19. Based on the provisions of EITF 00-19, the Company classified the warrants as equity.

Anti-dilution adjustment

Pursuant to the anti-dilution provisions contained in the private placement investor and placement agent warrant agreements, following the close of the registered direct offering on March 31, 2008, the Company adjusted the conversion price of the private placement warrants. As a result, the exercise price for the warrants was adjusted

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from $9.50 to $8.63. The adjustment to the exercise price results in the outstanding warrants held by the PIPE investors being exercisable for an additional 41,977 shares of common stock, and the outstanding warrant held by the PIPE placement agent being exercisable for an additional 8,909 shares of common stock.

Common Stock and Common Stock Purchase Warrants Issued to Non-Employees For Services

During the year ended March 31, 2006, the Company issued 12,500 shares of common stock to a consultant in exchange for services provided. The stock was valued at $10.16 per share on the date the shares were issued. The shares were fully earned when issued with no future performance obligation by the consultant. The aggregate fair value of the shares amounted to $127,000 and was recorded as a selling, general and administrative expense in the accompanying statement of operations for the year ended March 31, 2006.

At various dates during the year ended March 31, 2006, the Company issued warrants to purchase 73,843 shares of common stock to various consultants at an exercise price of $18.00 per share. Fair value of the underlying stock at the date of grant was $10.16 per share. The warrants become exercisable at various dates through November 11, 2009 and expire at various dates through August 31, 2015. The fair value of the warrants amounted to $119,000 and $153,000 and was recorded as a selling, general and administrative expense in the accompanying consolidated statements of operations for the years ended March 31, 2007 and 2006, respectively.

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

On November 10, 2006, the Company entered into a 2 year consulting agreement with its new director, Robert Burlingame. Under the terms of the agreement, the Company issued to the director a warrant to purchase 75,000 shares of its common stock, exercisable at a price equal to the Company’s common stock in its initial public offering in consideration of corporate advisory services. The warrants were fully exercisable and non-forfeitable at their date of issuance. The warrants were valued using the Black-Scholes option pricing model. Assumptions used were as follows: Fair value of the underlying stock of $9.00, risk-free interest rate of 4.70%; contractual life of 5 years; dividend yield of 0%; and volatility of 70%. The adjusted fair value of the warrant amounted to $350,000. Following the guidance enumerated in Issue 2 of EITF 96-18, the Company is amortizing the fair value of the warrants over the two year term of the consulting agreement which is consistent with its treatment of similar cash transactions. During the years ended March 31, 2008 and 2007, the amortized fair value of the warrants amounted to $175,000 and $71,000 and was recorded as selling, general and administrative expense in the accompanying consolidated statements of operations (Note 13). The unamortized fair value at March 31, 2008 related to this warrant was $105,000 which will be amortized over the remaining term of the agreement which expires on November 7, 2008.

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

The Company accounted for its issuance of stock-based compensation to non-employees for services using the measurement date guidelines enumerated in SFAS 123(R) and EITF 96-18. Accordingly, the value of any awards that were fully exercisable and non forfeitable at their date of issuance were measured based on the fair value of the

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equity instruments at the date of issuance. The non-vested portion of awards that are subject to the future performance of the counterparty are adjusted at each reporting date to their fair values based upon the then current market value of the Company’s stock and other assumptions that management believes are reasonable.

In April 2007, the Company terminated certain advisory consulting contracts and made all unvested warrants issued to the consultants available for immediate exercise. In addition, the Company extended the exercise period through April 13, 2009. The Company recorded a $2,000 charge related to the modification.

The warrants were adjusted to fair value at each reporting date using the following weighted average assumptions:

	Year Ended March 31,
	2008	2007

Estimated life	2.66 years	5.33 years
Risk-free interest rate	4.03%	4.71%
Dividend yield	0.00%	0.00%
Volatility	70%	70%

Valuation of Common Stock

In June 2006 and July 2005, the Company undertook two separate valuation studies to determine the fair value of its common stock. The fair value of the Company’s common stock, based on the June 2006 and July 2005 valuation studies, was determined to be $11.28 and $10.16 per share, respectively. The fair value of the Company’s common stock underlying substantially all common equity transactions completed during the year ended March 31, 2007 was based on the these valuation studies. The results of these studies were adjusted to the date of grant based on an analysis performed by management. The results were assessed for reasonableness by comparing such amounts to concurrent sales of other equity instruments issued to unrelated parties for cash and intervening events reflected in the price of the Company’s stock. The Company also considered (as appropriate) the estimated mid-point of its then proposed IPO price range, which was determined in November 2006 to be $13.00 per share (subsequently reduced in January 2007 to mid-point of $9.00 per share) and a negotiated exercise price of $18.00 per share for warrants issued to the placement agent for the Series C convertible preferred stock offering.

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

In accordance with the Plans, stated exercise price may not be less than 100% and 85% of the estimated fair market value of the Company’s common stock on the date of grant for ISO’s and NSO’s, respectively, as determined by the board of directors at the date of grant. With respect to any 10% shareholder, the exercise price of an ISO or NSO was not to exceed 110% of the estimated fair market value per share on the date of grant.

Options issued under the Plans generally have a ten-year term and generally became exercisable over a five-year period.

As of June 29, 2006, the compensation committee of the Company’s board of directors resolved that it would not approve any further grants under its 1999, 2000, and 2003 Plans.

In connection with the reincorporation in Delaware, no future options will be granted under the 2004 Plan.

As of March 31, 2008, there were 313,250, 39,500, 166,452 and 880,562 options outstanding in the 1999, 2000, 2003, and 2004 Stock Option Plans.

Additionally, as of March 31, 2008 there are 300,000 options outstanding that were granted outside of the stock option plans.

2006 Stock Plan

On November 7, 2006, the Board authorized and reserved 1,250,000 shares for issuance of options that may be granted under the Company’s 2006 Stock Incentive Plan (“the 2006 Plan”), which was previously adopted by the board of directors in August 2006. On December 14, 2006 the stockholders approved the Company’s 2006 Plan which became effective at the close of the Company’s initial public offering. The Plan was amended by resolution of the Board on April 26, 2007, and the amendments were subsequently approved by the stockholders.

The 2006 Plan provides for the granting of incentive stock options to employees and the granting of nonstatutory stock options to employees, non-employee directors, advisors, and consultants. The 2006 Plan also provides for grants of restricted stock, stock appreciation rights and stock unit awards to employees, non-employee directors, advisors and consultants.

In accordance with the 2006 Plan, the stated exercise price may not be less than 100% and 85% of the estimated fair market value of common stock on the date of grant for ISO’s and NSO’s, respectively, as determined by the board of directors at the date of grant. With respect to any 10% stockholder, the exercise price of an ISO or NSO shall not be less than 110% of the estimated fair market value per share on the date of grant.

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

As provided under the 2006 Plan, the aggregate number of shares authorized for issuance as awards under the 2006 Plan may increase each April 1 by the lesser of 1,750,000 options, or 5% of outstanding shares on last day of the preceding fiscal year, or a lesser number determined by the board of directors. On April 1, 2007, shares authorized for issuance as awards under the 2006 Plan were increased by 592,220 shares (which number constitutes 5% of the outstanding shares on the last day of the fiscal year ended year ended March 31, 2007).

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2008, 857,969 shares remain authorized for issuance under the 2006 Plan. As described above, the number of shares authorized for issuance will be subject to adjustment on April 1, 2008 (Note 20).

As of March 31, 2008, there were 924,251 options and 60,000 restricted stock awards outstanding in the 2006 Stock Option Plans.

Options and restricted stock units outstanding at March 31, 2008 under the various plans is as follows (in thousands):

			Total
			Number of
			Options and
			Restricted
		Number of	Stock Units
	Number of	Restricted	Outstanding
Plan	Options	Stock Units	in Plan

1999 Plan	313	—	313
2000 Plan	40	—	40
2003 Plan	166	—	166
2004 Plan	881	—	881
2006 Plan	924	60	984
Granted Outside Plans	300	—	300

	2,624	60	2,824

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

The Company accounted for the repurchase and rescission rights in accordance with APB 25 paragraph 25 and SFAS 123 paragraph 25, both of which are titled “Awards That Call for Settlement in Cash”. These standards require entities to record stock-based compensation awards as liability instruments when the optionee has the ability to compel the entity to settle the award by transferring cash or other assets. In addition, other accounting literature (including literature relating to accounting for derivative financial instruments) requires liability classification when a net cash settlement is in the holder’s control. The Company believes that if the holders of these awards possess a free standing right to require cash settlement that liability classification of these awards is required under APB 25 and SFAS 123 (the standards applicable at the time of grant) and that such treatment is consistent with the principles of other literature relating to the classification of financial instruments. Accordingly, these awards were classified as liability instruments for their estimated cash settlement amounts. During the year ended March 31, 2006, the Company reclassified $257,000 related to the liability instruments to permanent equity at which time the statute of limitations lapsed and the holder could no longer control settlement of the award in cash.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, during the year ended March 31, 2006 the Company recorded $22,000 of stock compensation expense related to these options which is included in the accompanying consolidated statements of operations.

A summary of activity under all option Plans for the years ended March 31, 2008, 2007 and 2006 is presented below (in thousands, except per share data):

				Aggregate
	Number of	Weighted-Average	Weighted-Average	Intrinsic
	Shares	Exercise Price	Contractual Term	Value

Outstanding at March 31, 2005	1,640	$1.46
Options granted	787	9.20
Options exercised	(292)	1.02
Options forfeited or expired	(166)	6.17

Outstanding at March 31, 2006	1,969	4.22
Options granted	380	9.20
Options forfeited or expired	(329)	5.76

Outstanding at March 31, 2007	2,020	4.91
Options granted	912	6.97
Options exercised	(119)	0.56
Options forfeited or expired	(189)	7.04

Outstanding at March 31, 2008	2,624	$5.67	6.92	$3,783

Exercisable at March 31, 2008	1,456	$4.00	5.49	$869

Options available for grant as of March 31, 2008	858

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock ($5.06) for stock options that are in-the-money as of March 31, 2008.

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

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect on net loss as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation arrangements (in thousands, except per share data):

2006

Net loss available to common stockholders, as reported	$(23,220)
Add: Total stock-based employee compensation expenses included in net loss	279
Deduct: Total stock-based employee compensation determined under the fair-value based method for all awards	(503)

Net loss available to common stockholders, pro forma	$(23,444)

Net loss per common share, basic and diluted:
As reported	$(5.60)
Pro forma	$(5.65)

In accordance with the provisions of SFAS No. 123, the fair value of each employee option granted in reporting periods prior to the adoption of SFAS 123(R) was estimated on the date of grant using the minimum value method with the following weighted-average assumptions:

Year Ended
March 31,
2006

Estimated life	6 yrs
Risk-free interest rate	4.27%
Dividend yield	0.00%

The weighted-average estimated minimum values of options granted was $3.12 for the year ended March 31, 2006.

At March 31, 2008, there was $179,000 of unrecognized compensation cost related to options that the Company accounted for under APB 25 through March 31, 2006. These costs are expected to be recognized over a weighted average amortization period of 1.51 years.

Stock-Based Compensation After Adoption of SFAS 123(R)

Effective April 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, using the prospective transition method, which requires the measurement and recognition of compensation expense for all share-based payment awards granted, modified and settled to the Company’s employees and directors after April 1, 2006. The Company’s consolidated financial statements as of and for the years ended March 31, 2008 and 2007 reflect the impact of SFAS No. 123(R). In accordance with the prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effect of the change of recording stock-based compensation expense from the original provisions of APB No. 25 to the provisions of SFAS No. 123(R) is as follows (in thousands, except per share amounts):

	Impact from	Impact from
	SFAS No. 123(R)	SFAS No. 123(R)
	Provisions for	Provisions for
	the Year Ended	the Year Ended
	March 31, 2008	March 31, 2007

Cost of revenues service	$10	$3
Research and development	145	—
Selling, general and administrative	851	812

Total stock-based compensation	$1,006	$815

Effect on basic and diluted net loss per common share	$0.08	$0.15

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options. The implementation of SFAS No. 123(R) did not have an impact on cash flows from financing activities during the year ended March 31, 2008 and 2007, respectively.

The Company estimated the fair value of employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service periods of the respective awards. The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Year Ended March 31,
	2008		2007

Fair value of common stock	$6.97		$9.20
Expected Term	5.67	yrs	3.95	yrs
Risk-free interest rate	4.51%		4.60%
Dividend yield	0.00%		0.00%
Volatility	73.0%		70.0%

The weighted-average fair values of options granted during the years ended March 31, 2008 and 2007 were $4.53 and 5.81, respectively.

The expected term of stock options represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by SAB 107 for “plain vanilla” options. The Company used this approach as it did not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. The expected stock price volatility for the Company’s stock options was determined by examining the historical volatilities for industry peers and using an average of the historical volatilities of the Company’s industry peers as well as the trading history for the Company’s common stock. The Company will continue to analyze the stock price volatility and expected term assumptions as more data for the Company’s common stock and exercise patterns becomes available. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.

In addition, SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated at 5% based on historical experience. Prior to the adoption of SFAS No. 123(R), the Company accounted for forfeitures as they occurred.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At March 31, 2008, there was $179,000 of unrecognized compensation cost related to options that the Company accounted for under APB 25 through March 31, 2006. These costs are expected to be recognized over a weighted average amortization period of 1.51 years.

At March 31, 2008, there was unrecognized compensation costs of $4,179,000 related to stock options accounted for in accordance with the provisions of SFAS 123(R). The cost is expected to be recognized over a weighted-average amortization period of 3.68 years.

On April 26, 2007, the Company modified a stock option grant to its Chief Financial Officer. The Company cancelled the original stock option grant to purchase 60,000 shares of the Company’s common stock and replaced the grant with a restricted stock grant with similar terms to the original grant. The modification of this award did not result in incremental fair value or an additional charge to Company’s consolidated statements of operations for the year ended March 31, 2008.

On December 15, 2007, the Company modified stock options granted to employees and non-employees under share based arrangements in connection with the reverse-stock split equity restructuring. As described previously, the Company was not required to record any additional compensation in connection with the reverse-stock split. In addition, the Company modified an option grant to a Board Member, Robert Burlingame. In accordance with his agreement with the Company, the exercise price of the 75,000 options granted would be equal to the IPO price of $8.00. On January 25, 2007, the Company cancelled and regranted the options at the price of $8.00. The Company treated the cancellation and regrant as a modification to the original grant and recorded incremental compensation cost of $22,000 which is reflected in selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended March 31, 2007.

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

Non-Employee Options

The Company believes that the fair value of the stock options issued to non-employees is more reliably measurable than the fair value of the services received. The fair value of the stock options granted was calculated using the Black-Scholes option-pricing model as prescribed by SFAS No. 123 using the following weighted-average assumptions:

	Year Ended March 31,
	2008		2007		2006

Estimated life	2.58	yrs	8.83	yrs	8.67	yrs
Risk-free interest rate	4.03%		4.29%		4.27%
Dividend yield	0.00%		0.00%		0.00%
Volatility	70%		70%		70%

The stock-based compensation expense will fluctuate as the fair market value of the common stock fluctuates. In connection with stock options granted to non-employees, the Company recorded $7,000, $11,000 and $32,000 of stock-based compensation expense during the years ended March 31, 2008, 2007 and 2006, respectively.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15 —	Income Taxes

The Company has the following net deferred tax assets (in thousands):

	March 31,
	2008	2007

Deferred tax assets:
Net operating loss carryforwards	$28,124	$21,482
Research and development tax credit carryforwards	858	420
Stock-based compensation	1,960	1,664
Reserves and accruals	349	1,013
Other deferred tax assets	3	173

Total deferred tax assets	$31,294	$24,752
Deferred tax liabilities:
Basis difference in assets	(27)	(20)

Net deferred tax asset	31,267	24,732
Valuation allowance	(31,267)	(24,732)

Net deferred tax asset	$—	$—

The Company’s recorded income tax benefit, net of the change in the valuation allowance, for each of the periods presented is as follows:

	Years Ended March 31,
	2008	2007	2006

Income tax benefit	$6,535	$6,949	$8,107
Change in valuation allowance	(6,535)	(6,949)	(8,107)

Net income tax benefit	$—	$—	$—

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Years Ended March 31,
	2008	2007	2006

Expected federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(2.4)%	(5.8)%	(3.3)%
Research and Development Credit	(1.7)%	(0.7)%	—
Foreign earnings taxed at different rates	1.5%	2.8%	1.8%
Recognition of change in estimate of State NOL Carryforwards Benefit	3.6%	—	—
Effect of permanent differences	0.9%	2.6%	0.3%

	(32.1)%	(35.1)%	(35.2)%
Change in valuation allowance	32.1%	35.1%	35.2%

Totals	0.0%	0.0%	0.0%

At March 31, 2008, the Company had net operating loss carryforwards for federal, state and foreign income tax purposes of approximately $56,892,000, $49,281,000 and $22,303,000, respectively. The carryforwards expire at various times beginning March 31, 2010. The Company also had, at March 31, 2008, federal and state research and development credit carryforwards of approximately $442,000 and $416,000, respectively. The federal credits expire beginning March 31, 2024 and the state credits do not expire.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has completed a study to assess whether a change in control has occurred or whether there have been multiple changes of control since the Company’s formation. The study concluded that no change in control occurred for purposes of Internal Revenue Code section 382. The Company, after considering all available evidence, fully reserved for these and its other deferred tax assets since it is more likely than not such benefits will not be realized in future periods. The Company has incurred losses for both financial reporting and income tax purposes for the year ended March 31, 2008. Accordingly, the Company is continuing to fully reserve for its deferred tax assets. The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the Company’s deferred income tax assets satisfy the realization standard of SFAS No. 109, the valuation allowance will be reduced accordingly.

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

The Company has identified its federal tax return and its state tax return in California as major tax jurisdictions. The Company is also subject to certain other foreign jurisdictions principally Mexico and The Netherlands. The Company’s evaluation of FIN 48 tax matters was performed for tax years ended through March 31, 2008. Generally, the Company is subject to audit for the years ended March 31, 2007, 2006 and 2005 and maybe be subject to audit for amounts reltating to net operating loss carryforwards generated in periods prior to March 31, 2005. The Company has elected to retain its existing accounting policy with respect to the treatment of interest and penalties attributable to income taxes in accordance with FIN 48, and continues to reflect interest and penalties attributable to income taxes, to the extent they arise, as a component of its income tax provision or benefit as well as its outstanding income tax assets and liabilities. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments, other than those identified above that would result in a material change to its financial position.

NOTE 16 —	Employee Benefit Plan

The Company has a program to contribute and administer individual Simple IRA accounts for regular full time employees. Under the plan the Company matches employee contributions to the plan up to 3% of the employee’s salary. The Company contributed $79,000, $66,000 and $53,000 to the program for the years ended March 31, 2008, 2007 and 2006, respectively.

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

The Company is organized primarily on the basis of operating segments which are segregated by geography. Oculus Japan is insignificant with respect to the Company’s consolidated operating results for the year ended March 31, 2008 and therefore has been included in the U.S. segment.

	U.S.	Europe	Mexico	Total

Year Ended March 31, 2008:
Product revenues	$197	$566	$2,118	$2,881
Service revenues	954	—	—	954

Total revenues	1,151	566	2,118	3,835
Depreciation and amortization expense	420	227	93	740
Loss from operations	(19,567)	(1,586)	(1,272)	(22,425)
Interest expense	(1,016)	—	—	(1,016)
Interest income	630	—	—	630

	U.S.	Europe	Mexico	Total

Year Ended March 31, 2007:
Product revenues	$140	$1,026	$2,513	$3,679
Service revenues	864	—	—	864

Total revenues	1,004	1,026	2,513	4,543
Depreciation and amortization expense	377	203	92	672
Loss from operations	(13,066)	(2,905)	(3,513)	(19,484)
Interest expense	(956)	—	—	(956)
Interest income	312	—	—	312

	U.S.	Europe	Mexico	Total

Year Ended March 31, 2006:
Product revenues	$109	$69	$1,788	$1,966
Service revenues	618	—	—	618

Total revenues	727	69	1,788	2,584
Depreciation and amortization expense	463	96	92	651
Loss from operations	(12,621)	(2,685)	(5,545)	(20,851)
Interest expense	(172)	—	—	(172)
Interest income	282	—	—	282

For the years ended March 31, 2008 and 2007, sales to a customer in India were $83,000 and $604,000, respectively. These sales are reported as part of the Europe segment. There were no sales to this customer during the year ended March 31, 2006.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows property and equipment balances by segment (in thousands):

	March 31,
	2008	2007

U.S	$1,193	$904
Europe	754	901
Mexico	356	402

	$2,303	$2,207

The following table shows total asset balances by segment (in thousands):

	March 31,
	2008	2007

U.S	$20,974	$23,437
Europe	1,271	1,367
Mexico	1,367	2,146

	$23,612	$26,950

NOTE 18 —	Discontinued Operations

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

The following table contains selected unaudited statements of operations information for each of the quarters for the years ended March 31, 2008 and 2007 (in thousands, except per share data):

	Quarter Ended
	March 31,	December 31,	September 30,	June 30,
	2008	2007	2007	2007

Revenue	$926	$1,066	$977	$866
Gross profit	223	325	287	249
Net loss available to common stockholders	(4,475)	(5,304)	(5,542)	(5,018)
Basic and diluted net loss per common share	$(0.34)	$(0.40)	$(0.44)	$(0.42)

	Quarter Ended
	March 31,	December 31,	September 30,	June 30,
	2007	2006	2006	2006

Revenue	$1,162	$1,052	$1,252	$1,077
Gross profit	388	292	492	372
Net loss available to common stockholders	(6,332)	(4,948)	(4,489)	(4,418)
Basic and diluted net loss per common share	$(0.69)	$(1.17)	$(1.06)	$(1.05)

Basic and diluted net loss per common share for each of the quarters and full years have been calculated separately. Accordingly, quarterly amounts do not add to the annual amount because of differences in the weighted average common shares outstanding during each period principally due to the effect of the Company’s issuing shares of its common stock during the year.

Diluted and basic net loss per common share are identical since common equivalent shares are excluded from the calculation, as their effect would be anti-dilutive.

NOTE 20 —	Subsequent Events

Second Closing of Registered Direct Offering

On April 1, 2008, the Company conducted a second closing of an additional 18,095 shares of its common stock at a purchase price of $5.25 per share, and warrants to purchase an aggregate of 9,047 shares of common stock at an exercise price of $6.85 per share for gross proceeds of $95,000.

Increase in Number of Shares Authorized in 2006 Plan

As provided under the 2006 Plan, the aggregate number of shares authorized for issuance as awards under the 2006 Plan automatically increased on April 1, 2008 by 795,280 shares (which number constitutes 5% of the outstanding shares on the last day of the year ended March 31, 2008). Total shares authorized for issuance subsequent to the increase is 1,653,249.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employment Agreement

On April 1, 2008, the Company entered into an employment agreement with one of its existing non-executive key employees. Pursuant to the agreement, the employee will receive an annual base salary of $175,000 and a bonus of $50,000 to be paid upon achievement of mutually agreed upon milestones. Additionally, under certain circumstances upon termination the employee may receive severance compensation in the amount of six months salary.

New Hire

The Company hired a vice president regulatory and clinical trials, employment commenced on April 21, 2008. The base salary for the vice president regulatory and clinical trials for fiscal 2009 is $235,000. Additionally the vice president of regulatory received a $10,000 signing bonus, will receive a $100,000 guaranteed bonus for fiscal year 2009, payable after the end of fiscal 2009, and was granted an option to purchase 100,000 shares of the Company’s common stock at an exercise price of $5.01 per share which was granted at the fair market value of our common stock on the date of grant.

Renegotiation of Intercompany Loans and Accounting for Foreign Exchange Transaction Gains and Losses

Subsequent to March 31, 2008, the Company re-evaluated the operating plans and liquidity circumstances of each of its operating subsidiaries in the Netherlands and Mexico. As a result, the Company renegotiated the terms of its notes with its Mexico and Netherlands subsidiaries. The Companies board of directors memorialized the loans at a board meeting on May 29, 2008. The terms of the new loan agreements extend the maturity date of the loans plus all accrued interest to five years from April 1, 2008. In the event the loans cannot be settled at the maturity date, the loans will automatically renew for indefinite periods of five years. The Company and its subsidiaries have agreed interest will compound and accrued at the interest rate prescribed by the IRS.

The renegotiation of the loans resulted from the Company’s and its Mexico and Netherlands subsidiaries’ assessment that the subsidiaries lack the ability to foresee repayment of the outstanding balances of their respective intercompany loans. Due to the renegotiation of the loans, and the lack of ability to predict that the loans will be settled in the foreseeable future, the Company believes it is appropriate to evaluate its treatment of foreign exchange gains and losses resulting from the translation of the loans from local currency to U.S. Dollars. In accordance with the provisions of SFAS 52, if it cannot be determined an intercompany loan will be repaid in the foreseeable future, foreign exchange gains and losses related to the translation of the loans from local currency to U.S. Dollars should be classified as other comprehensive income and loss. The Company believes given the inability to foresee settlement of the loans and the mechanism which automatically extends the loans indefinitely, it is appropriate, effective April 1, 2008 to classify exchange gains and losses related to the loans to other comprehensive income and loss.

Executive Officer 2009 Salaries

On June 11, 2008, the compensation committee of the Company’s board of directors approved the following salaries for its executive officers, based upon each of the executive officer’s performance for the year ended March 31, 2008: chief executive officer — $375,000; chief operating officer — $275,000; chief financial officer — $250,000; vice president operations and international sales — $225,000; vice president corporate development and general counsel — $250,000.

Bonus Plans

Pursuant to the Company’s 2008 bonus plan, on May 22, 2008 the compensation committee of the board of directors approved bonus payments to employees and executive officers for achievement of milestones during the year ended March 31, 2008. The total bonus payments amounted to $863,000. This amount is included in accrued expenses and other current liabilities in the accompanying March 31, 2008 consolidated balance sheet.

On June 11, 2008, the compensation committee of the board of directors approved a bonus plan for fiscal year 2009 (the “Bonus Plan”), under which all of our employees, including executive officers, are eligible for bonus awards. In determining whether a company-wide bonus pool will be established and, if so, in what amount, the compensation committee will assess whether the company has attained specified targeted company goals. Bonuses, if awarded, are payable in cash or, at the determination of the compensation committee no later than April 7, 2009, as necessary to preserve our cash reserves, in part or in whole in grants of stock options under our 2006 Amended and Restated Stock Incentive Plan. Any stock options will be valued by reference to the Black Scholes option pricing calculation at the fair market value of our common stock on June 5, 2009.

ITEM 9.	Changes in and disagreements with Accountants on Accounting and Financials Disclosure

None.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, Hojabr Alimi, and Chief Financial Officer, Robert Miller, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2008, the Company’s chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and board of directors of the company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on this assessment, management concluded that, as of March 31, 2008, our internal control over financial reporting is effective based on the COSO criteria set forth in Internal Control — Integrated Framework

Marcum & Kliegman LLP, an independent registered public accounting firm, that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued the following attestation report on management’s assessment of the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNITNG FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Audit Committee of the
Board of Directors and Shareholders
of Oculus Innovative Sciences, Inc. and Subsidiaries

We have audited Oculus Innovative Sciences, Inc. and Subsidiaries ’ (the “Company”) internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

In our opinion, Oculus Innovative Sciences, Inc. and Subsidiaries maintained, in all material aspects, effective internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of March 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2008 of the Company and our report dated June 11, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ Marcum & Kliegman LLP

New York, New York
June 11, 2008

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

(a) Notice of Intent to Resign from Board of Directors.  On June 9, 2008, Mr. Akihisa Akao and Mr. Edward Brown each communicated his intent not to stand for re-election to the board of directors, and to resign from our board of directors effective June 13, 2008. Mr. Brown simultaneously communicated his intent to resign as a member of the nominating and corporate governance committee of our board of directors effective on the same date. Our board of directors accepted the resignations, expressing its thanks for the years of services to the Company, and it appointed Mr. Gregg H. Alton to fill the vacancy left by Mr. Brown as the chairman of the nominating and corporate governance committee.

(b) Executive Officer 2009 Salaries.  On June 11, 2008, the compensation committee of our board of directors approved the following salaries for our executive officers, based upon each of the executive officer’s performance for the year ended March 31, 2008: chief executive officer — $375,000; chief operating officer — $275,000; chief financial officer — $250,000; vice president operations and international sales — $225,000; vice president corporate development and general counsel — $250,000. We also hired a vice president regulatory and clinical trials, who commenced her employment on April 21, 2008. Her base salary for fiscal 2009 is $235,000.

(c) 2009 Bonus Plan.  On June 11, 2008, the compensation committee of the board of directors approved a bonus plan for fiscal year 2009 (the “Bonus Plan”), under which all of our employees, including our executive officers, are eligible for bonus awards. In determining whether a company-wide bonus pool will be established and, if so, in what amount, the compensation committee will assess whether the company has attained specified targeted company goals. Bonuses, if awarded, are payable in cash or, at the determination of the compensation committee no later than April 7, 2009, as necessary to preserve our cash reserves, in part or in whole in grants of stock options under our 2006 Stock Incentive Plan. Any stock options will be valued by reference to the Black Scholes option pricing calculation at the fair market value of our common stock on June 5, 2009. However, the compensation committee may not grant options exceeding the number of shares then authorized under the 2006 Amended and Restated Stock Incentive Plan less the number of shares we are contractually obligated to grant in fiscal year 2010. All bonuses, whether in cash or stock, will be paid on June 5, 2009.

The compensation committee has established in the bonus plan milestones for each executive officer and a range for each executive officer’s potential bonus. In determining whether the compensation committee will make bonus payments to executive officers, the compensation committee will consider whether, and to what extent, the individual has met such milestones and whether, and to what extent, the company has achieved specified targeted revenue, expense targets, cash reserve targets and operational goals, including milestones for clinical trials, research and development, quality assurance and corporate development. The award of any bonus, other than the guaranteed cash bonus for 2009 in the amount of $100,000 to our newly-hired executive officer, and the $10,000 bonus for fiscal year 2008 specified in the bonus plan to one of our executive officers, is at the sole discretion of the compensation committee. All determinations of the compensation committee are final.

Based on individual and company performance in fiscal year 2009, the chief executive officer will be eligible to earn a bonus of 58% to 68% of his individual base salary; the chief operating officer, will be eligible to earn a bonus of 53% to 62% of his individual base salary; and the chief financial officer and the vice president corporate development and general counsel will be eligible to earn a bonus of 48% to 64% of his respective individual base salary. The vice president operations and international sales is eligible to receive up to $160,000 in bonus for fiscal year 2009, $60,000 of which will be paid quarterly, if awarded, and up to an additional $80,000 cash bonus payable following the end of the fiscal year, based on achievement of certain revenue and cost containment goals. Under the bonus plan, the compensation committee may modify the milestones or pay a bonus if milestones are not met if company management makes changes to its strategic goals that impact such milestones and ability to reach such milestones. The bonus plan also authorized the payment of a cash bonus in the amount of $10,000 to our vice president operations and international sales based upon his and the Company’s performance in fiscal year 2008.

We hired a vice president regulatory and clinical trials who commenced her employment on April 21, 2008, and whose annual base salary is $235,000. The compensation committee has authorized a guaranteed cash bonus of $100,000 for fiscal year 2009 payable after the end of fiscal 2009. Under her agreement, the vice president regulatory and clinical trials was granted a stock option to purchase 100,000 shares of our common stock, which was granted at the fair market value of our common stock on the date of grant.

In determining whether the compensation committee will establish a bonus pool for non-executive employees, it will take into consideration whether, and to what extent, the company has achieved specified revenue targets, expense targets, cash reserve targets and operational goals, including milestones for clinical trials, research and development, quality assurance and corporate development. Based on the compensation committee’s assessment, it may, but is not required to, establish a bonus pool.

If a bonus pool for non-executive employees is established, our management will first determine how the pool will be allocated among our groups or divisions. The bonus pool for each group or division, if established, will be 10% to 35% of the aggregate of all base salaries of employees in the group or division. Our chief executive officer, in consultation with the group supervisor, will determine how the bonus pool will be allocated among the employees in each group or division. In determining whether our management will make a bonus payment to an individual non-executive employee, management will consider whether, and to what extent, the individual has met the milestones set for him or her and the employee’s contribution to the company’s progress toward achieving its targeted revenue, expense targets, cash reserve targets and operational goals. The award of a bonus to any non-executive employee is at the sole discretion of our chief executive office and the employee’s supervisor. All determinations of our chief executive officer and the employee’s supervisor are final.

The summary of the bonus plan set forth above does not purport to be complete and is qualified in its entirety by reference to the bonus plan.

(d) Amendment to Bylaws.  On June 11, 2008, our board of directors approved and made immediately effective an amendment to its bylaws clarifying the procedures by which a shareholder may nominate an individual for membership on the board of directors and make other proposals to be brought before a stockholder meeting. The amendment provides the timeframe within which notice of an intention to make such a nomination proposal must be made, the information which must accompany such a notice of intention and a provision providing that nominations or proposals not made in accordance with the procedures will be disregarded by the chairperson of the meeting at which a vote is taken on election of directors and that the inspector of election will disregard all votes cast for each such nominee. A copy of the amended and restated bylaws is attached as Exhibit 3.1(ii) to this report.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended March 31, 2008 (the “2008 Proxy Statement”).

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by 16(a) of the Exchange Act. This disclosure is contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

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

Our board of directors has appointed an audit committee, comprised of Mr. Richard Conley, as chairman, Mr. Jay Birnbaum and Mr. Gregg Alton. The board of directors has determined that Mr. Conley qualifies as an audit committee financial expert under the definition outlined by the Securities and Exchange Commission. In addition, Mr. Conley, Mr. Birnbaum and Mr. Alton each qualifies as an “independent director” under the current rules of the NASDAQ Global Market and Securities and Exchange Commission rules and regulations.

ITEM 11.	Executive Compensation

The information required by this Item is incorporated by reference to the 2008 Proxy Statement.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the 2008 Proxy Statement.

Information about securities authorized for issuance under our equity compensation plans appears under the caption “Equity Compensation Plan Information” in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.

ITEM 13.	Certain Relationships, Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the 2008 Proxy Statement.

ITEM 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the 2008 Proxy Statement.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report

(1)	Financial Statements

Reference is made to the Index to Consolidated Financial Statements of Oculus Innovative Sciences, Inc. under Item 8 of Part II hereof.

(2)	Financial Statement Schedules

Financial statement schedules have been omitted that are not applicable or not required or because the information is included elsewhere in the Consolidated Financial Statements or the Notes thereto.

(3)	Exhibits

See Item 15(b) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.

(b)	Exhibits

Exhibit Index

Exhibit
Number		Description

3	.1(i)	Restated Certificate of Incorporation of Registrant (incorporated by reference to the exhibit of the same number filed with the Company’s Annual Report on Form 10-K (File No. 001-3216) for the year ended March 31, 2007).
3	.1(ii)*	Amended and Restated Bylaws of Registrant, as amended effective on June 11, 2008.
4.1		Specimen Common Stock Certificate (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.2		Warrant to Purchase Series A Preferred Stock of Registrant by and between Registrant and Venture Lending & Leasing III, Inc., dated April 21, 2004 (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.3		Warrant to Purchase Series B Preferred Stock of Registrant by and between Registrant and Venture Lending & Leasing IV, Inc., dated June 14, 2006 (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.4		Form of Warrant to Purchase Common Stock of Registrant (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.5		Form of Warrant to Purchase Common Stock of Registrant (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.6		Amended and Restated Investors Rights Agreement, effective as of September 14, 2006 (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.7		Form of Promissory Note issued to Venture Lending & Leasing III, Inc. (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.8		Form of Promissory Note (Equipment and Soft Cost Loans) issued to Venture Lending & Leasing IV, Inc. (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.9		Form of Promissory Note (Growth Capital Loans) issued to Venture Lending & Leasing IV, Inc. (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.10		Form of Promissory Note (Working Capital Loans) issued to Venture Lending & Leasing IV, Inc. (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.11		Form of Warrant to Purchase Common Stock of Registrant (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.12		Form of Warrant to Purchase Common Stock of Registrant (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.13		Form of Warrant to Purchase Common Stock of Registrant (incorporated by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 13, 2007).
4.14		Form of Warrant to Purchase Common Stock of Registrant (incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 28, 2008).

Exhibit
Number		Description

10	.1#	Form of Indemnification Agreement between Registrant and its officers and directors (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10	.2#	1999 Stock Plan and related form stock option plan agreements (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10	.3#	2000 Stock Plan and related form stock option plan agreements (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10	.4#	2003 Stock Plan and related form stock option plan agreements (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10	.5#	2004 Stock Plan and related form stock option plan agreements (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10	.6#	Form of 2006 Stock Incentive Plan and related form stock option plan agreements (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10	.7#	2006 Stock Incentive Plan Notice of Stock Unit Award and Stock and Stock Unit Agreement issued to Robert Miller (incorporated by reference to the exhibit of the same number filed with the Company’s Annual Report on Form 10-K (File No. 001-3216) for the year ended March 31, 2007).
10.8		Office Lease Agreement, dated October 26, 1999, between Registrant and RNM Lakeville, L.P. (incorporated by reference to exhibit 10.7 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.9		Amendment to Office Lease No. 1, dated September 15, 2000, between Registrant and RNM Lakeville L.P. (incorporated by reference to exhibit 10.8 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.10		Amendment to Office Lease No. 2, dated July 29, 2005, between Registrant and RNM Lakeville L.P. (incorporated by reference to exhibit 10.9 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.11		Amendment No. 3 to Lease, dated August 23, 2006, between Registrant and RNM Lakeville L.P. (incorporated by reference to exhibit 10.23 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.12		Office Lease Agreement, dated May 15, 2005, between Oculus Technologies of Mexico, S.A. de C.V. and Antonio Sergio Arturo Fernandez Valenzuela (translated from Spanish) (incorporated by reference to exhibit 10.10 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.13		Office Lease Agreement, dated July 2003, between Oculus Innovative Sciences, B.V. and Artikona Holding B.V. (translated from Dutch) (incorporated by reference to exhibit 10.11 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.14		Loan and Security Agreement, dated March 25, 2004, between Registrant and Venture Lending & Leasing III, Inc. (incorporated by reference to exhibit 10.12 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.15		Loan and Security Agreement, dated June 14, 2006, between Registrant and Venture Lending & Leasing IV, Inc. (incorporated by reference to exhibit 10.13 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.16		Amendment No. 1 to Supplement to Loan and Security Agreement, dated March 29, 2007, between Registrant and Venture Lending & Leasing IV, Inc. (incorporated by reference to the exhibit of the same number filed with the Company’s Annual Report on Form 10-K (File No. 001-3216) for the year ended March 31, 2007).

Exhibit
Number		Description

10	.17#	Employment Agreement, dated January 1, 2004, between Registrant and Hojabr Alimi (incorporated by reference to exhibit 10.14 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10	.18#	Employment Agreement, dated January 1, 2004, between Registrant and Jim Schutz (incorporated by reference to exhibit 10.15 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10	.19#	Employment Agreement, dated June 1, 2004, between Registrant and Robert Miller (incorporated by reference to exhibit 10.16 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10	.20#	Employment Agreement, dated June 1, 2005, between Registrant and Bruce Thornton (incorporated by reference to exhibit 10.17 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10	.21#	Employment Agreement, dated June 10, 2006, between Registrant and Mike Wokasch (incorporated by reference to exhibit 10.19 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10	.22#	Form of Director Agreement (incorporated by reference to exhibit 10.20 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10	.23#	Consultant Agreement, dated October 1, 2005, by and between Registrant and White Moon Medical (incorporated by reference to exhibit 10.21 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.24		Leasing Agreement, dated May 5, 2006, made by and between Mr. Jose Alfonzo I. Orozco Perez and Oculus Technologies of Mexico, S.A. de C.V. (incorporated by reference to exhibit 10.22 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.25		Stock Purchase Agreement, dated June 16, 2005, between Registrant, Quimica Pasteur, S de R.L., Francisco Javier Orozco Gutierrez and Jorge Paulino Hermosillo Martin (incorporated by reference to exhibit 10.24 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.26		Framework Agreement, dated June 16, 2005, between Javier Orozco Gutierrez, Quimica Pasteur, S de R.L., Jorge Paulino Hermosillo Martin, Registrant and Oculus Technologies de Mexico, S.A. de C.V. (incorporated by reference to exhibit 10.25 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.27		Mercantile Consignment Agreement, dated June 16, 2005, between Oculus Technologies de Mexico, S.A. de C.V., Quimica Pasteur, S de R.L. and Francisco Javier Orozco Gutierrez (incorporated by reference to exhibit 10.26 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.28		Partnership Interest Purchase Option Agreement, dated June 16, 2005, between Registrant and Javier Orozco Gutierrez (incorporated by reference to exhibit 10.27 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.29		Termination of Registrant and Oculus Technologies de Mexico, S.A. de C.V. Agreements with Quimica Pasteur, S de R.L. by Jorge Paulino Hermosillo Martin (translated from Spanish) (incorporated by reference to exhibit 10.28 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.30		Termination of Registrant and Oculus Technologies de Mexico, S.A. de C.V. Agreements with Quimica Pasteur, S de R.L. by Francisco Javier Orozco Gutierrez (translated from Spanish) (incorporated by reference to exhibit 10.29 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.31		Loan and Security Agreement, dated November 7, 2006, between Registrant and Robert Burlingame (incorporated by reference to exhibit 10.30 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).

Exhibit
Number		Description

10.32		Non-Negotiable Secured Promissory Note, dated November 10, 2006, between Registrant and Robert Burlingame (incorporated by reference to exhibit 10.31 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.33		Amendment No. 1 to Non-Negotiable Secured Promissory Note, dated March 29, 2007, between Registrant and Robert Burlingame (incorporated by reference to the exhibit of the same number filed with the Company’s Annual Report on Form 10-K (File No. 001-3216) for the year ended March 31, 2007).
10.34		Subordination Agreement, dated November 7, 2006, by and among Registrant, Robert Burlingame, Venture Lending & Leasing III, LLC, and Venture Lending & Leasing IV, LLC (incorporated by reference to exhibit 10.32 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.35		Amendment No. 1 to Subordination Agreement, dated March 29, 2007, by and among Registrant, Robert Burlingame, Venture Lending & Leasing III, LLC, and Venture Lending & Leasing IV, LLC. (incorporated by reference to the exhibit of the same number filed with the Company’s Annual Report on Form 10-K (File No. 001-3216) for the year ended March 31, 2007).
10	.36#	Consulting Agreement, effective November 9, 2006, by and between Registrant and Robert Burlingame (incorporated by reference to exhibit 10.33 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10	.37#	Director Agreement, dated November 8, 2006, by and between Registrant and Robert Burlingame (incorporated by reference to exhibit 10.34 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10	.38†	Exclusive Marketing Agreement, dated December 5, 2005, by and between Registrant and Alkem Laboratories Ltd (incorporated by reference to exhibit 10.35 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.39		Settlement Agreement, effective September 21, 2006, by and among Registrant and Messrs. Jorge Ahumada Ayala and Fernando Ahumada Ayala (incorporated by reference to exhibit 10.36 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.40		Settlement Agreement, dated October 25, 2006, by and between Registrant and Mr. Kim Kelderman (incorporated by reference to exhibit 10.37 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.41		Securities Purchase Agreement, dated August 7, 2007, by and between Registrant and purchasers identified on the signatures pages thereto (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 13, 2007).
10.42		Registration Rights Agreement, dated August 7, 2007, by and between Registrant and purchasers identified on signatures pages thereto (incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 13, 2007).
10	.43*	Amendment No. 4 to Lease, dated September 13, 2007, between Registrant and RNM Lakeville L.P.
10	.44*	Amendment to Office Lease Agreement, effective February 15, 2008, between Oculus Innovative Sciences Netherlands B.V. and Artikona Holding B.V. (translated from Dutch).
10.45		Form of Securities Purchase Agreement, dated March 27, 2008, by and between Registrant and each investor signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 23, 2008).
21.1		List of Subsidiaries (incorporated by reference to the exhibit of the same number filed with the Company’s Annual Report on Form 10-K (File No. 001-3216) for the year ended March 31, 2007).
23	.1*	Consent of Marcum & Kliegman LLP, independent registered public accounting firm.
24	.1*	Power of Attorney (included on page 115).
31	.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number		Description

31	.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1250, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1250, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	In accordance with Item 60(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

†	Confidential treatment has been granted with respect to certain portions of this agreement.

#	Indicates management contract or compensatory plan or arrangement.

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

Date: June 13, 2008

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

Signature	Title	Date

/s/ Hojabr Alimi Hojabr Alimi	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	June 13, 2008

/s/ Robert E. Miller Robert E. Miller	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 13, 2008

/s/ Akihisa Akao Akihisa Akao	Director	June 13, 2008

/s/ Gregg Alton Gregg Alton	Director	June 13, 2008

/s/ Jay Edward Birnbaum Jay Edward Birnbaum	Director	June 13, 2008

/s/ Edward M. Brown Edward M. Brown	Director	June 13, 2008

Signature	Title	Date

/s/ Robert Burlingame Robert Burlingame	Director	June 13, 2008

/s/ Richard Conley Richard Conley	Director	June 13, 2008

/s/ Gregory M. French Gregory M. French	Director	June 13, 2008

/s/ James Schutz James Schutz	Director	June 13, 2008

EXHIBIT INDEX

Exhibit
Number		Description

3	.1(i)	Restated Certificate of Incorporation of Registrant (incorporated by reference to the exhibit of the same number filed with the Company’s Annual Report on Form 10-K (File No. 001-3216) for the year ended March 31, 2007).
3	.1(ii)*	Amended and Restated Bylaws of Registrant, as amended effective June 11, 2008.
4.1		Specimen Common Stock Certificate (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.2		Warrant to Purchase Series A Preferred Stock of Registrant by and between Registrant and Venture Lending & Leasing III, Inc., dated April 21, 2004 (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.3		Warrant to Purchase Series B Preferred Stock of Registrant by and between Registrant and Venture Lending & Leasing IV, Inc., dated June 14, 2006 (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.4		Form of Warrant to Purchase Common Stock of Registrant (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.5		Form of Warrant to Purchase Common Stock of Registrant (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.6		Amended and Restated Investors Rights Agreement, effective as of September 14, 2006 (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.7		Form of Promissory Note issued to Venture Lending & Leasing III, Inc. (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.8		Form of Promissory Note (Equipment and Soft Cost Loans) issued to Venture Lending & Leasing IV, Inc. (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.9		Form of Promissory Note (Growth Capital Loans) issued to Venture Lending & Leasing IV, Inc. (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.10		Form of Promissory Note (Working Capital Loans) issued to Venture Lending & Leasing IV, Inc. (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.11		Form of Warrant to Purchase Common Stock of Registrant (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.12		Form of Warrant to Purchase Common Stock of Registrant (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.13		Form of Warrant to Purchase Common Stock of Registrant (incorporated by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 13, 2007).
4.14		Form of Warrant to Purchase Common Stock of Registrant (incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 28, 2008).
10	.1#	Form of Indemnification Agreement between Registrant and its officers and directors (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.2		1999 Stock Plan and related form stock option plan agreements (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).

Exhibit
Number		Description

10	.3#	2000 Stock Plan and related form stock option plan agreements (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10	.4#	2003 Stock Plan and related form stock option plan agreements (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10	.5#	2004 Stock Plan and related form stock option plan agreements (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10	.6#	Form of 2006 Stock Incentive Plan and related form stock option plan agreements (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10	.7#	2006 Stock Incentive Plan Notice of Stock Unit Award and Stock and Stock Unit Agreement issued to Robert Miller (incorporated by reference to the exhibit of the same number filed with the Company’s Annual Report on Form 10-K (File No. 001-3216) for the year ended March 31, 2007).
10.8		Office Lease Agreement, dated October 26, 1999, between Registrant and RNM Lakeville, L.P. (incorporated by reference to exhibit 10.7 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.9		Amendment to Office Lease No. 1, dated September 15, 2000, between Registrant and RNM Lakeville L.P. (incorporated by reference to exhibit 10.8 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.10		Amendment to Office Lease No. 2, dated July 29, 2005, between Registrant and RNM Lakeville L.P. (incorporated by reference to exhibit 10.9 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.11		Amendment No. 3 to Lease, dated August 23, 2006, between Registrant and RNM Lakeville L.P. (incorporated by reference to exhibit 10.23 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.12		Office Lease Agreement, dated May 15, 2005, between Oculus Technologies of Mexico, S.A. de C.V. and Antonio Sergio Arturo Fernandez Valenzuela (translated from Spanish) (incorporated by reference to exhibit 10.10 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.13		Office Lease Agreement, dated July 2003, between Oculus Innovative Sciences, B.V. and Artikona Holding B.V. (translated from Dutch) (incorporated by reference to exhibit 10.11 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.14		Loan and Security Agreement, dated March 25, 2004, between Registrant and Venture Lending & Leasing III, Inc. (incorporated by reference to exhibit 10.12 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.15		Loan and Security Agreement, dated June 14, 2006, between Registrant and Venture Lending & Leasing IV, Inc. (incorporated by reference to exhibit 10.13 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.16		Amendment No. 1 to Supplement to Loan and Security Agreement, dated March 29, 2007, between Registrant and Venture Lending & Leasing IV, Inc. (incorporated by reference to the exhibit of the same number filed with the Company’s Annual Report on Form 10-K (File No. 001-3216) for the year ended March 31, 2007).
10	.17#	Employment Agreement, dated January 1, 2004, between Registrant and Hojabr Alimi (incorporated by reference to exhibit 10.14 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10	.18#	Employment Agreement, dated January 1, 2004, between Registrant and Jim Schutz (incorporated by reference to exhibit 10.15 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007)
10	.19#	Employment Agreement, dated June 1, 2004, between Registrant and Robert Miller (incorporated by reference to exhibit 10.16 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).

Exhibit
Number		Description

10	.20#	Employment Agreement, dated June 1, 2005, between Registrant and Bruce Thornton (incorporated by reference to exhibit 10.17 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10	.21#	Employment Agreement, dated June 10, 2006, between Registrant and Mike Wokasch (incorporated by reference to exhibit 10.19 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10	.22#	Form of Director Agreement (incorporated by reference to exhibit 10.20 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10	.23#	Consultant Agreement, dated October 1, 2005, by and between Registrant and White Moon Medical (incorporated by reference to exhibit 10.21 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.24		Leasing Agreement, dated May 5, 2006, made by and between Mr. Jose Alfonzo I. Orozco Perez and Oculus Technologies of Mexico, S.A. de C.V. (incorporated by reference to exhibit 10.22 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.25		Stock Purchase Agreement, dated June 16, 2005, between Registrant, Quimica Pasteur, S de R.L., Francisco Javier Orozco Gutierrez and Jorge Paulino Hermosillo Martin (incorporated by reference to exhibit 10.24 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.26		Framework Agreement, dated June 16, 2005, between Javier Orozco Gutierrez, Quimica Pasteur, S de R.L., Jorge Paulino Hermosillo Martin, Registrant and Oculus Technologies de Mexico, S.A. de C.V. (incorporated by reference to exhibit 10.25 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.27		Mercantile Consignment Agreement, dated June 16, 2005, between Oculus Technologies de Mexico, S.A. de C.V., Quimica Pasteur, S de R.L. and Francisco Javier Orozco Gutierrez (incorporated by reference to exhibit 10.26 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.28		Partnership Interest Purchase Option Agreement, dated June 16, 2005, between Registrant and Javier Orozco Gutierrez (incorporated by reference to exhibit 10.27 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.29		Termination of Registrant and Oculus Technologies de Mexico, S.A. de C.V. Agreements with Quimica Pasteur, S de R.L. by Jorge Paulino Hermosillo Martin (translated from Spanish) (incorporated by reference to exhibit 10.28 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.30		Termination of Registrant and Oculus Technologies de Mexico, S.A. de C.V. Agreements with Quimica Pasteur, S de R.L. by Francisco Javier Orozco Gutierrez (translated from Spanish) (incorporated by reference to exhibit 10.29 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.31		Loan and Security Agreement, dated November 7, 2006, between Registrant and Robert Burlingame (incorporated by reference to exhibit 10.30 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.32		Non-Negotiable Secured Promissory Note, dated November 10, 2006, between Registrant and Robert Burlingame (incorporated by reference to exhibit 10.31 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.33		Amendment No. 1 to Non-Negotiable Secured Promissory Note, dated March 29, 2007, between Registrant and Robert Burlingame (incorporated by reference to the exhibit of the same number filed with the Company’s Annual Report on Form 10-K (File No. 001-3216) for the year ended March 31, 2007).
10.34		Subordination Agreement, dated November 7, 2006, by and among Registrant, Robert Burlingame, Venture Lending & Leasing III, LLC, and Venture Lending & Leasing IV, LLC (incorporated by reference to exhibit 10.32 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).

Exhibit
Number		Description

10.35		Amendment No. 1 to Subordination Agreement, dated March 29, 2007, by and among Registrant, Robert Burlingame, Venture Lending & Leasing III, LLC, and Venture Lending & Leasing IV, LLC. (incorporated by reference to the exhibit of the same number filed with the Company’s Annual Report on Form 10-K (File No. 001-3216) for the year ended March 31, 2007).
10	.36#	Consulting Agreement, effective November 9, 2006, by and between Registrant and Robert Burlingame (incorporated by reference to exhibit 10.33 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10	.37#	Director Agreement, dated November 8, 2006, by and between Registrant and Robert Burlingame (incorporated by reference to exhibit 10.34 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10	.38†	Exclusive Marketing Agreement, dated December 5, 2005, by and between Registrant and Alkem Laboratories Ltd (incorporated by reference to exhibit 10.35 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.39		Settlement Agreement, effective September 21, 2006, by and among Registrant and Messrs. Jorge Ahumada Ayala and Fernando Ahumada Ayala (incorporated by reference to exhibit 10.36 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.40		Settlement Agreement, dated October 25, 2006, by and between Registrant and Mr. Kim Kelderman (incorporated by reference to exhibit 10.37 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.41		Securities Purchase Agreement, dated August 7, 2007 by and between Registrant and purchasers identified on the signatures pages thereto (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 13, 2007).
10.42		Registration Rights Agreement, dated August 7, 2007 by and between Registrant and purchasers identified on signatures pages thereto (incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 13, 2007).
10	.43*	Amendment No. 4 to Lease, dated September 13, 2007, between Registrant and RNM Lakeville L.P.
10	.44*	Amendment to Office Lease Agreement, effective February 15, 2008, between Oculus Innovative Sciences Netherlands B.V. and Artikona Holding B.V. (translated from Dutch).
10.45		Form of Securities Purchase Agreement, dated March 27, 2008, by and between Registrant and each investor signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 23, 2008).
21.1		List of Subsidiaries (incorporated by reference to the exhibit of the same number filed with the Company’s Annual Report on Form 10-K (File No. 001-3216) for the year ended March 31, 2007).
23	.1*	Consent of Marcum & Kliegman LLP, independent registered public accounting firm.
24	.1*	Power of Attorney (included on page 115).
31	.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1250, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1250, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	In accordance with Item 60(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

†	Confidential treatment has been granted with respect to certain portions of this agreement.

#	Indicates management contract or compensatory plan or arrangement.