Form 10-Q
period 2008-06-30
Oculus Innovative Sciences, Inc.
filed 2008-08-06
CIK 1367083

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Registrant’s telephone number, including area code (707) 782-0792
Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2008 the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 15,923,708.

OCULUS INNOVATIVE SCIENCES, INC.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
PART I: FINANCIAL INFORMATION
Item 1. Financial Statements

	June 30,	March 31,
	2008	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,455	$18,823
Accounts receivable, net	856	770
Inventory	280	259
Prepaid expenses and other current assets	1,029	1,098

Total current assets	13,620	20,950
Property and equipment, net	2,243	2,303
Debt issuance costs, net	197	304
Other assets	105	55

Total assets	$16,165	$23,612

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,792	$2,977
Accrued expenses and other current liabilities	1,379	2,460
Current portion of long-term debt	1,590	1,994
Current portion of capital lease obligations	17	19

Total current liabilities	4,778	7,450
Deferred revenue	499	523
Long-term debt, less current portion	145	205
Capital lease obligations, less current portion	4	6

Total liabilities	5,426	8,184

Commitments and Contingencies
Stockholders’ Equity:
Convertible preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2008 (unaudited) and March 31, 2008	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 15,923,708 and 15,903,613 shares issued and outstanding at June 30, 2008 (unaudited) and March 31, 2008, respectively	2	2
Additional paid-in capital	109,519	109,027
Accumulated other comprehensive loss	(2,757)	(2,775)
Accumulated deficit	(96,025)	(90,826)

Total stockholders’ equity	10,739	15,428

Total liabilities and stockholders’ equity	$16,165	$23,612

See accompanying notes

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	June 30,
	2008	2007
Revenues
Product	$1,007	$632
Service	204	234

Total revenues	1,211	866

Cost of revenues
Product	438	376
Service	198	241

Total cost of revenues	636	617

Gross profit	575	249

Operating expenses
Research and development	2,321	2,207
Selling, general and administrative	3,328	3,458

Total operating expenses	5,649	5,665

Loss from operations	(5,074)	(5,416)
Interest expense	(162)	(339)
Interest income	76	206
Other income (expense), net	(39)	531

Net loss	$(5,199)	$(5,018)

Net loss per common share: basic and diluted	$(0.33)	$(0.42)

Weighted-average number of shares used in per common share calculations:
Basic and diluted	15,924	11,844

Other comprehensive loss, net of tax
Net loss	$(5,199)	$(5,018)
Foreign currency translation adjustments	18	(495)

Other comprehensive loss	$(5,181)	$(5,513)

See accompanying notes

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(5,199)	$(5,018)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	248	167
Stock-based compensation	456	210
Non-cash interest expense	107	146
Foreign currency transaction (gains) losses	5	(528)
Changes in operating assets and liabilities:
Accounts receivable	(67)	96
Inventories	(17)	5
Prepaid expenses and other current assets	2	42
Accounts payable	(1,188)	(743)
Accrued expenses and other liabilities	(1,115)	132

Net cash used in operating activities	(6,768)	(5,491)

Cash flows from investing activities:
Changes in restricted cash	24	(8)
Purchases of property and equipment	(183)	(100)

Net cash used in investing activities	(159)	(108)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net of offering costs	36	—
Principal payments on debt	(464)	(582)
Payments on capital lease obligations	(4)	(5)

Net cash used in financing activities	(432)	(587)
Effect of exchange rate on cash and cash equivalents	(9)	(14)

Net decrease in cash and cash equivalents	(7,368)	(6,200)
Cash and equivalents, beginning of period	18,823	19,050

Cash and equivalents, end of period	$11,455	$12,850

Supplemental disclosure of cash flow information:
Cash paid for interest	$59	$275

Financed equipment	$—	$76

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
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements as of June 30, 2008 and for the three months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual audited consolidated financial statements. The unaudited condensed consolidated balance sheet as of June 30, 2008, condensed consolidated statements of operations for the three months ended June 30, 2008 and 2007, and the condensed consolidated statements of cash flows for the three months ended June 30, 2008 and 2007 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three months ended June 30, 2008 are not necessarily indicative of results to be expected for the year ending March 31, 2009 or for any future interim period. The condensed consolidated balance sheet at March 31, 2008 has been derived from audited consolidated financial statements. However, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K, which was filed with the SEC on June 13, 2008.
Use of Estimates
     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Periodically, the Company evaluates and adjusts estimates accordingly. The allowance for uncollectible accounts receivable balances amounted to $55,000 and $31,000, which are included in accounts receivable, net in the accompanying June 30, 2008 and March 31, 2008 condensed consolidated balance sheets, respectively.
  Foreign Currency Reporting
     The consolidated financial statements are presented in United States Dollars in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 52, “Foreign Currency Translation” (“SFAS 52”). Accordingly, the Company’s subsidiary, Oculus Technologies of Mexico, S.A. de C.V. (“OTM”) uses the local currency (Mexican Pesos) as its functional currency, Oculus Innovative Sciences Netherlands, B.V. (“OIS Europe”) uses the local currency (Euro) as its functional currency and Oculus Innovative Sciences Japan, K.K. (OIS Japan) uses the local currency (Yen) as its functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date, and revenue and expense accounts are translated at average exchange rates during the period.

Resulting translation adjustments are recorded directly to accumulated other comprehensive loss. The Company recorded foreign currency translation gains (losses) of $18,000 and $(495,000), for the three months ended June 30, 2008 and 2007, respectively.
     Foreign currency transaction gains (losses) relate primarily to working capital loans that the Company has made to its foreign subsidiaries. The Company recorded foreign currency transaction gains (losses) of $(5,000) and $528,000 for the three months ended June 30, 2008 and 2007, respectively. The related gains (losses) were recorded in other income (expense) in the accompanying condensed consolidated statements of operations. Loans made to subsidiaries OTM and OIS Europe will be paid back to the Company in the future when the subsidiaries begin to generate cash.
     Subsequent to March 31, 2008, the Company re-evaluated the operating plans and liquidity circumstances of each of its operating subsidiaries in the Netherlands and Mexico. The Company and its Mexico and Netherlands subsidiaries determined that the subsidiaries lack the ability to repay the outstanding balances of their respective intercompany loans in the foreseeable future. As a result, the Company renegotiated the terms of its notes with its Mexico and Netherlands subsidiaries. The Company’s board of directors memorialized the working capital loan agreements. The terms of the new loan agreements extend the maturity date of the loans plus all accrued interest for an additional five years to April 1, 2013. In the event the loans cannot be settled at the maturity date, the parties may agree that the loans will be renewed for periods of three years. The Company and its subsidiaries have agreed that interest will compound and accrue at the initial rate of 4.65% and shall be adjusted upward to the applicable federal rate, or AFR, for mid-term debt established by the U.S. Internal Revenue Service if the AFR for mid-term debt is higher than the initial rate on the first day of each calendar quarter.
     Due to the renegotiation of the loans and the lack of ability to predict if the loans will be settled in the foreseeable future, the Company believes it was appropriate to evaluate its treatment of foreign exchange gains and losses resulting from the translation of the loans from local currency to U.S. Dollars. In accordance with the provisions of SFAS 52, if it is determined that an intercompany loan will not be repaid in the foreseeable future, foreign exchange gains and losses related to the translation of the loans from local currency to U.S. Dollars should be classified as other comprehensive income and loss. The Company believes that given the inability to foresee settlement of the loans, it is appropriate to record the exchange gains and losses related to these loans in other comprehensive income and loss.
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
     The following securities were excluded from basic and diluted net loss per share calculation because their inclusion would be anti-dilutive (in thousands):

	Three Months Ended
	June 30,
	2008	2007
Options to purchase common stock	2,694	2,499
Restricted stock units	60	60
Warrants to purchase common stock	3,321	1,369

	6,075	3,928

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
     The Company completed a classification assessment of all of its freestanding derivative financial instruments as of June 30, 2008 and determined that such instruments meet the criteria for equity classification in accordance with EITF 00-19.
Recent Accounting Pronouncements
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles. The guidance in SFAS 162 replaces that prescribed in Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles, and becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of SFAS 162 will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.
     In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is in the process of determining the impact FSP APB 14-1 will have on its consolidated financial statements.
     In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company is in the process of determining the impact FSP EITF 03-6-1 will have on its consolidated financial statements.
     Other accounting standards that have been issued or proposed by the FASB, the EITF, the SEC and or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.
Note 2. Going Concern, Liquidity and Financial Condition
     The Company incurred a net loss of $5,199,000 for the three months ended June 30, 2008. At June 30, 2008, the Company’s accumulated deficit amounted to $96,025,000. During the three months ended June 30, 2008, net cash used in operating activities amounted to $6,768,000. At June 30, 2008, the Company’s working capital amounted to $8,842,000. The Company needs to raise additional capital from external sources in order to sustain its operations while continuing the longer term efforts contemplated under its business plan. The Company expects to continue incurring losses for the foreseeable future and must raise additional capital to pursue its product development initiatives, to begin its pivotal trials, to penetrate markets for the sale of its products and to continue as a going concern. The Company cannot provide any assurance that it will raise additional capital. If the Company is unable to raise additional capital, it will be required to curtail certain operating activities and implement additional cost reductions in an effort to conserve capital in amounts sufficient to sustain operations and meet it obligations for the next twelve months. Management believes that the Company has access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means; however, the Company has not secured any commitment for new financing at this time nor can it provide any assurance that new financing will be available on commercially acceptable terms, if at all. If the Company is unable to secure additional capital, it may be required to curtail its research and development initiatives, delay clinical trials and take additional measures to reduce costs in order to conserve its cash. These measures could cause significant delays in the Company’s efforts to commercialize its products in the United States, which is critical to the realization of its business plan and the future operations of the

Company. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.
     On April 1, 2008, the Company had a second closing, related to the registered direct offering on March 31, 2008, of an additional 18,095 shares of its common stock at a purchase price of $5.25 per share, and warrants to purchase an aggregate of 9,047 shares of common stock at an exercise price of $6.85 per share for gross proceeds of $95,000 (net proceeds of $36,000 after deducting the placement agent’s commission and other offering expenses). The March 31, 2008 and April 1, 2008 closings were part of the same offering.
Note 3. Condensed Consolidated Balance Sheet
Inventories
     Inventories consisted of the following (in thousands):

	June 30,	March 31,
	2008	2008
Raw materials	$403	$361
Finished goods	70	106

	473	467
Less: inventory allowances	(193)	(208)

	$280	$259

Notes Payable
     On June 14, 2006, the Company entered into a credit facility providing it with up to $5,000,000 of available credit. The facility permitted the Company to borrow up to a maximum of $2,750,000 for growth capital, $1,250,000 for working capital based on eligible accounts receivable and $1,000,000 in equipment financing. In June 2006, the Company drew an aggregate of $4,182,000 of borrowings under this facility. These borrowings are payable in 30 to 33 fixed monthly installments with interest at rates ranging from 12.4% to 12.7% per annum, maturing at various times through April 9, 2009. As of June 30, 2008, the Company has no unused availability under this credit facility since amounts drawn under the working capital facility were based upon an initial measurement of eligible accounts receivable.
     In connection with the borrowings under this facility, the Company also issued to the lender warrants to purchase up to 71,521 shares of its common stock at an exercise price of $18.00 per share. The aggregate fair value of all warrants issued to the lender under this arrangement amounts to $1,046,000. This amount was recorded as debt issue costs in the March 31, 2007 condensed consolidated balance sheet and is being amortized as interest expense over the term of the credit facility of 30 to 33 months. For the three months ended June 30, 2008 and 2007, the Company recorded $107,000 and $105,000 of non-cash interest expense related to the amortization of debt issue costs, respectively.
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
     On March 29, 2007, the Company entered into Amendment No. 1 to the loan agreement evidencing the credit facility described above. Pursuant to the amendment, the lender and the Company agreed that the lender’s security interest in the Company’s assets would not include the Company’s intellectual property unless and until the Company’s cash and cash equivalents fall below 600% of the Company’s average monthly operating expenses less non-cash charges. At June 30, 2008, the Company’s cash and cash equivalents position was not in excess of 600% of its average monthly operating expenses and therefore the lender holds a security interest in the Company’s intellectual property. On an ongoing basis, the Company will periodically review and assess whether the lender’s security interest should include the Company’s intellectual property. The Company’s intellectual property is used only as collateral and remains in the Company’s control unless the lender takes described action after an event of default by the Company under the loan agreements.
     In connection with the notes issued under the above credit facility, for the three months ended June 30, 2008 and 2007, the Company made $405,000 and $358,000 of principal payments, respectively. Additionally, for the three months ended June 30, 2008 and 2007, the Company made $53,000 and $100,000 of interest payments, respectively. The aggregate remaining principal balance under this facility amounted to $1,424,000, which is included in the current portion of long-term debt in the accompanying condensed consolidated balance sheet at June 30, 2008.
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
Employment Agreements
     As of June 30, 2008, the Company has entered into employment agreements with six of its key executives. The agreements provide, among other things, for the payment of six to twenty-four months of severance compensation for terminations under certain circumstances. With respect to these agreements, at June 30, 2008, aggregated potential severance amounted to $1,749,000 and aggregated annual salaries amounted to $1,555,000. On August 5, 2008, the Company amended certain employment agreements as described in Note 9.
Board Compensation
     On April 26, 2007, the board of directors of the Company adopted a Non-Employee Director Compensation Package (the “Compensation Package”) to provide members of the Board and its committees with regular compensation. The Compensation Package provides for cash payments of $25,000 in two equal installments to each of the non-employee members of the board of directors. Directors who are members (but not the chairman) of the audit committee receives an additional $5,000 per year. Directors who are members (but not the chairman) of the compensation committee receive an additional $2,000 per year. The chair person of the board of directors receives $15,000 annually, the Lead Director (if different from the chair person) receives $10,000 annually, the chairperson of the Audit Committee receive $10,000 annually, and the chair person of each other committee receives $5,000 annually. The Company made payments to its non-employee directors amounting to $124,000 and $106,000 during the three months ended June 30, 2008 and 2007, respectively. The Company recorded expense related to director payments in the amounts of $41,000 and $35,000 for the three months ended June 30, 2008 and 2007, respectively, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.
     The Compensation Package also provides for the grant of options to each non-employee director under the restated Stock Incentive Plan. Each new director will receive an initial option grant to purchase 50,000 shares of the Company’s common stock, which will vest over three years, and each non-employee director will receive an annual grant of an option to purchase 15,000 shares of the Company’s common stock, which will vest monthly over a period of one year. The annual option grants will be automatically granted to non-employee directors following the annual stockholders meeting which is scheduled for August 27, 2008.
Commercial Agreements
     On May 8, 2007, and June 11, 2007, the Company entered into separate commercial agreements with two unrelated customers granting such customers the exclusive right to sell the Company’s products in specified territories or for specified uses. Both customers are required to maintain certain minimum levels of purchases of the Company’s products in order to maintain the exclusive right to sell the Company’s products. Up-front payments amounting to $625,000 paid under these agreements have been recorded as deferred revenue. The short-term portion of the deferred revenue related to these agreements amounted to $97,500 which is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet at June 30, 2008. The up-front fees will be amortized on a straight-line basis over the terms of the underlying agreements. For the three months ended June 30, 2008, the Company amortized approximately $24,000 of deferred revenue related to these agreements which is included in product revenue in the accompanying condensed consolidated statement of operations.
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

\

Note 5. Stockholders’ Equity
   Common Stock Issued in Registered Direct Offering
     On April 1, 2008, the Company conducted a second closing of the registered direct offering on March 31, 2008, in which the Company closed on an additional 18,095 shares of its common stock at a purchase price of $5.25 per share, and warrants to purchase an aggregate of 9,047 shares of common stock at an exercise price of $6.85 per share for gross proceeds of $95,000 (net proceeds of $36,000 after deducting the placement agent’s commission and other offering expenses). The March 31, 2008 and April 1, 2008 closings were part of the same offering.
Common Stock and Common Stock Purchase Warrants Issued to Non-Employees for Services
     On November 7, 2006, the Company entered into a two-year consulting agreement with its new director, Robert Burlingame. Under the terms of the agreement, the Company issued the director a warrant to purchase 75,000 shares of the Company’s common stock, exercisable at a price equal to the Company’s common stock in its initial public offering in consideration of corporate advisory services. The warrant was fully exercisable and non-forfeitable at date of issuance. The warrant was valued using the Black-Scholes option pricing model. Assumptions used were as follows: fair value of the underlying stock of $9.00, which represented the expected mid-point of the IPO at the December 31, 2006 reporting date; risk-free interest rate of 4.70% percent; contractual life of 5 years; dividend yield of 0%; and volatility of 70%. The fair value of the warrants amounted to $350,000. Following the guidance enumerated in Issue 2 of EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, the Company is amortizing the fair value of the warrants over the two-year term of the consulting agreement which is consistent with its treatment of similar cash transactions. For the three months ended June 30, 2008 and 2007, the amortized fair value of the warrant amounted to $44,000 and $44,000, respectively, and was recorded as selling, general and administrative expense in the accompanying condensed consolidated statements of operations.
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
     The Company recognized in salaries and related expense in the condensed consolidated statements of operations $36,000 and $38,000 of stock-based compensation expense during the three months ended June 30, 2008 and 2007, respectively, which represents the intrinsic value amortization of options granted prior to April 1, 2006 that the Company is continuing to account for using the recognition and measurement principles prescribed under APB 25. At June 30, 2008, there was $143,000 of unrecognized compensation cost related to options that the Company accounted for under APB 25 through March 31, 2006. These costs are expected to be recognized over a weighted average remaining amortization period of 1.26 years.
     Effective April 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123(R) “Share Based Payment” (“SFAS 123(R)”) using the prospective transition method, which requires the fair value measurement and recognition of compensation expense for all share-based payment awards granted, modified and settled to the Company’s employees and directors after April 1, 2006. The Company’s condensed consolidated financial statements as of March 31, 2008 and for the three months ended June 30, 2008 and 2007, reflect the impact of SFAS 123(R). In accordance with the prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

     The effect of recording stock-based compensation expense in accordance with the provisions of SFAS 123(R) is as follows (in thousands, except per share amounts):

	Three Months
	Ended
	June 30,
	2008	2007
Cost of service revenue	$3	$34
Research and development	52	—
Selling, general and administrative	321	87

Total stock-based compensation	$376	$121

Effect on basic and diluted net loss per common share	$(0.02)	$(0.01)

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
     The Company estimated the fair value of employee stock awards using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three Months
	Ended
	June 30,
	2008	2007
Expected life	6.50 years	5.39 years
Risk-free interest rate	3.28%	4.94%
Dividend yield	0.00%	0.00%
Volatility	76%	70%
     The expected term of stock options represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by SAB 110 for “plain vanilla” options. The Company used this approach as it did not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. The expected stock price volatility for the Company’s stock options was determined by examining the historical volatilities for industry peers and using an average of the historical volatilities of the Company’s industry peers. The Company will continue to analyze the stock price volatility and expected term assumptions as more data for the Company’s common stock and exercise patterns becomes available. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.

     In addition, SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated at 5% based on historical experience. Prior to the adoption of SFAS No. 123(R), the Company accounted for forfeitures as they occurred.
     A summary of all option activity as of June 30, 2008 and changes during the three months then ended is presented below:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
	Shares	Exercise	Contractual	Value
Options	(000)	Price	Term	($000)
Outstanding at April 1, 2008	2,624	$5.67
Granted	100	5.01
Exercised	—	—
Forfeited or expired	(30)	7.23

Outstanding at June 30, 2008	2,694	$5.63	6.60	$1,275

Exercisable at June 30, 2008	1,631	$4.37	5.30	$1,275

     In addition to the above option activity, on April 26, 2007, an award of 60,000 stock units was issued to an officer of the Company. Each stock unit represents the right to receive a share of the Company’s common stock, in consideration of past services rendered and the payment by the officer of $3.00 per share, upon the settlement of the stock unit on a fixed date in the future. Half of the stock units, representing 30,000 shares, will be settled on January 15, 2009 and the remaining 30,000 will be settled on January 15, 2010.
     The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the underlying fair value of the Company’s common stock ($2.41) for stock options that were in-the-money as of June 30, 2008.
     During the three months ended June 30, 2008 and 2007, the Company granted stock options to employees with a weighted-average grant date fair value of $3.51 and $7.21 per share, respectively. At June 30, 2008, there was unrecognized compensation costs of $4,132,000 related to stock options accounted for in accordance with the provisions of SFAS 123(R). The cost is expected to be recognized over a weighted-average amortization period of 3.75 years.
     The Company issues new shares of common stock upon exercise of stock options.
     As provided under the Company’s 2006 Stock Incentive Plan (“2006 Plan”), the aggregate number of shares authorized for issuance as awards under the 2006 Plan automatically increased on April 1, 2008 by 795,180 shares (which number constitutes 5% of the outstanding shares on the last day of the year ended March 31, 2008). Remaining shares authorized for issuance from the 2006 Plan at June 30, 2008 was 1,580,149.
Note 7. Income Taxes
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
          The Company has identified its federal tax return and its state tax return in California as major tax jurisdictions. The Company is also subject to certain other foreign jurisdictions, principally Mexico and The Netherlands. The Company’s evaluation of FIN 48 tax matters was performed for tax years ended through March 31, 2008. Generally, the Company is subject to audit for the years ended March 31, 2007, 2006 and 2005 and maybe be subject to audit for amounts relating to net operating loss carryforwards generated in periods prior to March 31, 2005. The Company has elected to retain its existing accounting policy with respect to the treatment of interest and penalties attributable to income taxes in accordance with FIN 48, and continues to reflect interest and penalties attributable to income taxes, to the extent they arise, as a component of its income tax provision or benefit as well as its outstanding income tax assets and liabilities. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments, other than those identified above that would result in a material change to its financial position.
Note 8. Segment and Geographic Information
     The Company is organized primarily on the basis of operating units which are segregated by geography.
     The following tables present information about reportable segments (in thousands):

Three months ended June 30, 2008	U.S	Europe	Mexico	Total
Product revenues	$65	$184	$758	$1,007
Service revenues	204	—	—	204

Total revenues	269	184	758	1,211
Depreciation and amortization expense	104	60	84	248
Loss from operations	(4,839)	(164)	(71)	(5,074)
Interest expense	(162)	—	—	(162)
Interest income	76	—	—	76

Three months ended June 30, 2007	U.S	Europe	Mexico	Total
Product revenues	$38	$68	$526	$632
Service revenues	234	—	—	234

Total revenues	272	68	526	866
Depreciation and amortization expense	93	56	18	167
Loss from operations	(4,425)	(563)	(428)	(5,416)
Interest expense	(339)	—	—	(339)
Interest income	206	—	—	206
     During the three months ended June 30, 2008 and 2007, sales to a customer in India were $27,000 and $0, respectively. These sales were reported as part of the Europe segment.
The following table shows property and equipment balances by segment (in thousands):

	June 30,	March 31,
	2008	2008
U.S	$1,252	$1,193
Europe	709	754
Mexico	282	356

	$2,243	$2,303

The following table shows total asset balances by segment (in thousands):

	June 30,	March 31,
	2008	2008
U.S	$13,635	$20,974
Europe	1,208	1,271
Mexico	1,322	1,367

	$16,165	$23,612

Note 9. Subsequent Events
Amendments to Employment Agreements
     On August 5, 2008, the Company entered into an Amendment No. 1 to Employment Agreement with Bruce Thornton, the Company’s Vice President International Operations and Sales. The Agreement was amended to comply with the final regulations published under Section 409A of the Internal Revenue Code of 1986, as amended, and to conform the provisions relating to termination and benefits payable upon termination under certain circumstances more closely to those provisions contained in other executive officers’ agreements. Under the Agreement as amended, in the event Mr. Thornton is terminated without cause or resigns for good reason, Mr. Thornton is entitled to: a lump severance payment equal to 12 times the average monthly base salary paid to him over the preceding 12 months.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors that May Affect Results
     The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as of June 30, 2008 and our audited consolidated financial statements for the year ended March 31, 2008 included in our report on Form 10-K, which was filed with the Securities and Exchange Commission on June 13, 2008.
     This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, the words “expects,” “anticipates,” “intends,” “estimates,” “plans,” “projects,” “continue,” “ongoing,” “potential,” “expect,” “predict,” “believe,” “intend,” “may,” “will,” “should,” “could,” “would” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about, but not limited to: the progress and timing of our development programs and regulatory approvals for our products; the benefits and effectiveness of our products; the development of protocols for clinical studies; enrollment in clinical studies; the progress and timing of clinical trials and physician studies; our expectations related to the use of our cash; our ability to manufacture sufficient amounts of our product candidates for clinical trials and products for commercialization activities; the outcome of discussions with the FDA and other regulatory agencies; the content and timing of submissions to, and decisions made by, the FDA and other regulatory agencies, including demonstrating to the satisfaction of the FDA the safety and efficacy of our products; the ability of our products to meet existing or future regulatory standards; the rate and causes of infection; the accuracy of our estimates of the size and characteristics of the markets which may be addressed by our products; our expectations and capabilities relating to the sales and marketing of our current products and our product candidates; the execution of distribution agreements and the ability of distributors to penetrate markets; the expansion of our sales force and distribution network; our ability to identify collaboration partners and to establish strategic partnerships for the development or sale of products; the timing of commercializing our products; our ability to protect our intellectual property and operate our business without infringing on the intellectual property of others; our ability to continue to expand our intellectual property portfolio; our expectations about the outcome of litigation and controversies with third parties; our ability to attract and retain qualified directors, officers and employees; our relationship with Quimica Pasteur; our ability to compete with other companies that are developing or selling products that are competitive with our products; the ability of our products to become the standard of care for controlling infection in chronic and acute wounds; our ability to expand to and commercialize products in markets outside the wound care market; our estimates regarding future operating performance, earnings and capital requirements; our ability to attract capital on terms acceptable to us, if at all; our ability to control and to reduce our costs; our expectations with respect to our microbiology contract testing laboratory; our expectations relating to the concentration of our revenue from international sales; and the impact of the Sarbanes-Oxley Act of 2002 and any future changes in accounting regulations or practices in general with respect to public companies.
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
     Our goal is to become a worldwide leader as the topical standard of care in the treatment of open wounds. We currently have, and intend to seek additional, regulatory clearances and approvals to market our Microcyn-based products worldwide. In July 2004, we began selling Microcyn in Mexico after receiving approval from the Mexican Ministry of Health, or MOH, for the use of Microcyn as an antiseptic, disinfectant and sterilant. Since then, physicians in the United States, Europe, India, Pakistan, China and Mexico have conducted more than 25 physician clinical studies assessing Microcyn’s use in the treatment of infections in a variety of wound types, including hard-to-treat wounds such as diabetic ulcers and burns. Most of these studies were not intended to be rigorously designed or controlled clinical trials and, as such, did not have all of the controls required for clinical trials used to support a new drug application, or NDA, submission to the FDA in that many did not necessarily include blinding, randomization, predefined clinical end points, use of placebo and active control groups or U.S. good clinical practices requirements. We used the data generated from some of these studies to support our application for the CE Mark, or European Union certification, for wound cleaning and reduction of microbial load. We received the CE Mark in November 2004 and additional international approvals in China, Canada, Mexico and India. Microcyn has also received three FDA 510(k) clearances for use as a medical device in wound cleaning, or debridement, lubricating, moistening and dressing, including traumatic wounds and acute and chronic dermal lesions.
     In the fourth quarter of 2007, we completed a Phase II randomized clinical trial, which was designed to evaluate the effectiveness of Microcyn in mildly infected diabetic foot ulcers with the primary endpoint of clinical cure or improvement in signs and symptoms of infection according to guidelines of Infectious Disease Society of America. We used 15 clinical sites and enrolled 48 evaluable patients in three arms, using Microcyn alone, Microcyn plus an oral antibiotic and saline plus an oral antibiotic. We announced the results of our Phase II trial in March of this year. In the clinically evaluable population of the study, the clinical success rate at visit four (test of cure) for patients treated with Microcyn alone was 93.3% compared to 56.3% for the levofloxacin plus saline-treated patients. This study was not statistically powered, but the high clinical success rate (93.3%) and the p-value (0.033) would suggest the difference is meaningfully positive for the Microcyn-treated patients. Also, for this set of data, the 95.0% confidence interval for the Microcyn only arm ranged from 80.7% to 100.0% while the 95.0% confidence interval for the levofloxacin and saline arm ranged from 31.9% to 80.6%; the confidence intervals do not overlap, indicating a favorable clinical success for Microcyn compared to

Levofloxacin. At visit 3 (end of treatment) the clinical success rate for patients treated with Microcyn-alone was 77.8% compared to 61.1% for the levofloxacin plus saline-treated patients.
     We have scheduled a review meeting with the FDA for late summer 2008 to discuss the results of our Phase II trial and our future clinical program. Two pivotal clinical trials must be completed for submission to the FDA of an NDA, for the treatment of mildly infected diabetic foot ulcers. Commencement of these trials may be delayed if the FDA requests additional information, and the trials will require additional financing or the support of a strategic partners. In the event that we successfully complete clinical trials and obtain drug approval from the FDA, we may seek clearance for treatment of other types of wounds. We are currently pursuing strategic partnerships to assess potential applications for Microcyn in several other markets and therapeutic categories, including respiratory, ophthalmology, dermatology, dental and veterinary markets. FDA or other governmental approvals will be required for any potential new products or new indications.
     We currently make Microcyn available under our three 510(k) clearances in the United States, primarily through our website and several regional distributors. We plan for a more aggressive commercialization initiative in the event we obtain drug approval from the FDA or sooner if our current market assessment study suggests we can develop a successful commercialization strategy for our 510(k) clearances. Most of our current marketing efforts in the United States are test market in nature, designed to provide us with U.S. medical community feedback in terms of market perception of the Microcyn Technology, but we are exploring a broader U.S. commercialization strategy for Microcyn-based 510(k) products under these or additional 510(k) clearances. In addition, an over-the-counter “first responder” pen application (MyClyns) with Microcyn is being marketed in the United States since January 2008, by our partner Union Springs Pharmaceuticals (a subsidiary of DECA). Also in January, we announced an exclusive North American distribution agreement with Walco International, Inc., a subsidiary of Animal Health International, Inc., for our Microcyn-based Vetericyn Wound Spray for animals.
     We currently rely on exclusive agreements with country-specific distributors for the sale of Microcyn-based products in Europe. In Mexico, we sell Microcyn through a network of distributors and through a contract sales force dedicated exclusively to selling Microcyn, including salespeople, nurses and clinical support staff. In India, we sell through Alkem, the fifth largest pharmaceutical company in India. The first full year of Microcyn product distribution in India was in 2008. In China, we signed a distribution agreement with China Bao Tai, which secured marketing approval from the Chinese State Food and Drug Administration (SFDA) in March 2008. China Bao Tai intends to begin distribution of Microcyn-based products to hospitals, doctors and clinics through Sinopharm, the largest pharmaceutical group in China, and to retail pharmacies through Lianhua Supermarkets. Distribution is expected to begin in the fall of 2008. Initial shipments were mde to China Bao Tai in our second fiscal quarter.
     Our goal for fiscal 2009 is to achieve the following milestones:
•	Complete a meeting with FDA regarding our Phase II results and our clinical program;

•	Identify and initiate partnerships for Dermacyn drug formulation;

•	Identify and execute when applicable distribution/partnership agreements for Microcyn outside of the United States;

•	File additional INDs with FDA to expand label indications;

•	Conduct market feasibility study to identify additional product markets;

•	Seek additional 501(k) clearances for additional products;

•	Assist our partners in China with the launch of Dermacyn into strategic wound care facilities; and

•	File and obtain additional patents on new formulations and drug delivery systems.
     We cannot guarantee that we will obtain on a timely basis, if at all, the necessary FDA approval and/or clearances to market Microcyn in the United States for the treatment of infection in diabetic foot ulcers, wound healing or otherwise. A number of factors can delay or prevent completion of human clinical trials, particularly patient recruitment. Moreover, many drug candidates fail to successfully complete clinical trials. After an NDA is filed with the FDA, the FDA commences an in-depth review of the NDA that typically takes ten months to a year to complete but may take longer. In addition, we cannot guarantee that we will obtain on a timely basis, or at all, the necessary 510(k) clearances for the next-generation Microcyn product formulation. The milestones described above assume that we have sufficient funds to conduct and complete our pivotal trials, that the results from these clinical trials support an NDA filing and that our products will be commercially viable. We cannot guarantee that we will find appropriate distribution or strategic partners, generate revenue sufficient to fund our cash flow needs or that we will meet any of the milestones described above in a timely manner or at all.
     We also operate a microbiology contract testing laboratory division that provides consulting and laboratory services to medical companies that design and manufacture biomedical devices and drugs, as well as testing on our products and potential products. Our testing laboratory complies with U.S. good manufacturing practices and quality systems regulation.
Financial Operations Overview
Comparison of Three Months Ended June 30, 2008 and 2007
Revenues
     We experienced 59% growth in product revenues and a decline in our services business resulting in reported revenues of $1.2 million during the three months ended June 30, 2008. The $375,000 increase in product revenues was due primarily to $232,000 higher sales in Mexico and $116,000 increase in sales in Europe. Mexico sales increased 44% on both higher unit volumes to hospitals and pharmacies, as well as higher average selling prices. The average monthly number of 240ml units sold in Mexico during the quarter was 29,000. The mix of sales in Mexico to pharmacies and hospitals remain relatively consistent from the prior year at 70% pharmacy and 30% hospitals. Europe sales have increased over the prior year due to $27,000 higher sales to India and increased sales to Slovakia and Italy.
     The following table shows our product revenues by geographic region (in thousands):

	Three months ended
	June 30,
	2008	2007	Increase
U.S.	$65	$38	$27
Mexico	758	526	232
Europe	184	68	116

Total	$1,007	$632	$375

     The $30,000, or 13%, decline in service revenues was due to a decrease in the number of tests provided by our services business. We expect that our service revenues will continue to decline in future periods, as we continue to implement our strategy of focusing primarily on our Microcyn business.
Gross Profit / Loss
     We reported gross profit from our Microcyn products business of $569,000, or 57% of product revenues, during the three months ended June 30, 2008, compared to a gross profit of $256,000, or 41%, in the year ago period. This increase was primarily due to the higher sales volumes in Europe, which put Europe in a positive gross margin during the three months ended June 30, 2008, compared to a gross loss in the year ago period. Our services business continues to be at or near breakeven as it was in the year ago period.
     We expect gross profit to fluctuate as a percentage of sales in future periods as we continue to experience irregular product revenues. As product revenues grow, however, we expect our profit to grow as a percentage of sales as we move further away from our low margin services business, and as our manufacturing facilities get closer to producing at optimal capacity.

Research and Development Expense
     Research and development expense consists primarily of costs associated with personnel, materials, and clinical trials within our product development, regulatory and clinical organizations. Research and development expense increased $114,000, or 5%, to $2.3 million for the three months ended June 30, 2008, from $2.2 million for the three months ended June 30, 2007. This increase was primarily the result of increased outside lab services fees during the period for new product development, offset in part by lower clinical trial expenses as we completed our Phase II clinical trial for the treatment of diabetic foot ulcers in March 2008.
     We expect research and development expense to increase significantly in future periods as we incur costs associated with our clinical trial program and regulatory filings, and as we further expand the scope of our new product development programs.
Selling, General and Administrative Expense
     Selling, general and administrative expense consist primarily of costs for sales, marketing and administrative personnel, as well as other corporate expenses such as legal, accounting, and insurance. Selling, general and administrative expense decreased $130,000, or 4%, to $3.3 million during the three months ended June 30, 2008, from $3.5 million during the three months ended June 30, 2007. Primarily, this decrease was due to a decrease of $175,000 in bad debt expense, as our Mexico subsidiary has focused successfully in the current year on collecting past due accounts previously thought to be uncollectible. Without this fluctuation in bad debt expense, selling, general, and administrative expense would have been consistent from year to year at approximately $3.3 million.
     We expect that selling expense will increase moderately in future periods as we begin focusing on sales in the U.S. of products based on our current and future 510(k) or device approvals. We also expect that general and administrative expense will increase moderately in future periods to support the growth of the company.
Interest income and expense and other income and expense
     Interest expense decreased $177,000, or 52%, to $162,000 for the three months ended June 30, 2008, from $339,000 in the year ago period, due to the payments made on debt over the prior year. Total outstanding debt decreased $5.8 million to $1.7 million at June 30, 2008, from $7.5 million at June 30, 2007. Interest income decreased $130,000, or 63%, to $76,000 for the three months ended June 30, 2008, from $206,000 in the year ago period, primarily due to the higher interest bearing cash balance in the year ago period.
     Other income and expense decreased $572,000, or 108%, to net other expense of $39,000 for the three months ended June 30, 2008, from net other income of $531,000 for the three months ended June 30, 2007. This account primarily consists of foreign currency transaction gains and losses related to working capital loans that we have made to our foreign subsidiaries. We recorded foreign currency transaction gains (losses) of $(5,000) and $528,000 for the three months ended June 30, 2008 and 2007, respectively. Loans made to subsidiaries OTM and OIS Europe will be paid back to the Company in the future when the subsidiaries begin to generate cash.
     Subsequent to March 31, 2008, we re-evaluated the operating plans and liquidity circumstances of each of our operating subsidiaries in the Netherlands and Mexico. We determined that the subsidiaries lack the ability to repay the outstanding balances of their respective intercompany loans in the foreseeable future. As a result, we renegotiated the terms of our notes with our Mexico and Netherlands subsidiaries. The terms of the new loan agreements extend the maturity date of the loans plus all accrued interest for an additional five years to April 1, 2013. In the event the loans cannot be settled at the maturity date, the parties may agree that the loans will be renewed for periods of three years. We have agreed with our subsidiaries that interest will compound and accrue initially at 4.65% and will be adjusted upward to the applicable federal rate, or AFR, for mid-term debt established by the U.S. Internal Revenue Service if the AFR for mid-term debt is higher than the initial rate on the first day of each calendar quarter. .
     Due to the renegotiation of the loans and the lack of ability to predict that the loans will be settled in the foreseeable future, we believe that it was appropriate to evaluate its treatment of foreign exchange gains and losses resulting from the translation of the loans from local currency to U.S. Dollars. In accordance with the provisions of SFAS 52, if it is determined that an intercompany loan will not be repaid in the foreseeable future, foreign exchange gains and losses related to the translation of the loans from local currency to U.S. Dollars should be classified as other comprehensive income and loss. We believe that given the inability to foresee settlement of the loans and in view of the mechanism which automatically extends the loans indefinitely, it is appropriate to record the exchange gains and losses related to these loans in other comprehensive income and loss.

Liquidity and Capital Resources
     Since our inception, we have incurred significant losses. As of June 30, 2008, we had an accumulated deficit of approximately $96.0 million. We have not yet achieved profitability, and we expect that our operating losses will continue to increase. As a result, we will need to raise additional capital to sustain our business until such time that we are able to generate sufficient product revenues to achieve profitability.
Sources of Liquidity
     As of June 30, 2008, we had unrestricted cash and cash equivalents of $11.5 million. Since our inception, substantially all of our operations have been financed through sales of equity securities. Other sources of financing that we have used to date include our revenues, as well as various loans.
     Since our inception, substantially all of our operations have been financed through the sale of $99 million of our common and convertible preferred stock. These net proceeds include $21.9 million raised in our initial public offering in January 2007, $9.1 million raised in a private placement of common shares on August 13, 2007, and $12.6 million raised through a registered direct offering on March 31, 2008 and April 1, 2008.
     In June 2006, we entered into a loan and security agreement with a financial institution to borrow a maximum of $5.0 million. Under this facility, we have borrowed $4.2 million, and have paid back $2.8 million in principal as of June 30, 2008. The terms of this facility include monthly principal payments over three years, plus interest payments of 8.5% per annum.
Cash Flows
     As of June 30, 2008, we had unrestricted cash and cash equivalents of $11.5 million, compared to $18.8 million at March 31, 2008.
     Net cash used in operating activities during the three months ended June 30, 2008 was $6.8 million, primarily due to the $5.2 million net loss for the period, and to a lesser extent a $1.1 million decrease in accrued expenses, due primarily to the payments made on accrued bonuses earned during the fiscal year ended March 31, 2008, and a $1.2 million decrease in accounts payable, primarily the result of payments made for the placement fee of our registered direct offering that were outstanding at March 31, 2008. These uses of cash were offset in part by non-cash charges including $456,000 of stock-based compensation, $248,000 of depreciation and amortization and $107,000 of non-cash interest expense. Net cash used in operating activities during the three months ended June 30, 2007 was $5.5 million, primarily due to the $5.0 million net loss for the period, and to a lesser extent a $743,000 decrease in accounts payable due to the timing of payments made to our vendors, and $528,000 of foreign currency gain. These uses of cash were offset in part by non-cash charges including $210,000 of stock-based compensation, $167,000 of depreciation and amortization and $146,000 of non-cash interest expense.
     Net cash used in investing activities was $159,000 and $108,000 for the three months ended June 30, 2008 and 2007, respectively. This cash was used during the periods primarily for purchasing lab and manufacturing equipment.
     Net cash used in financing activities was $432,000 and $587,000 for the three months ended June 30, 2008 and 2007, respectively. Primarily this cash was used for the repayment of outstanding debt during the period.
Operating Capital and Capital Expenditure Requirements
     We incurred a net loss of $5.2 million for the three months ended June 30, 2008. At June 30, 2008 and March 31, 2008, our accumulated deficit amounted to $96.0 million and $90.8 million, respectively. During the three months ended June 30, 2008, we used $6.8 million of net cash for operating activities. At June 30, 2008, our working capital amounted to $8.8 million.

     We need to raise additional capital from external sources in order to sustain our operations while continuing the longer term efforts contemplated under our business plan. We expect to continue incurring losses for the foreseeable future and must raise additional capital to pursue our product development initiatives, to begin our pivotal clinical trial, to penetrate markets for the sale of our products and to continue as a going concern. We cannot provide any assurance that we will raise additional capital. If we are unable to raise additional capital, we will be required to curtail certain operating activities, and implement additional cost reductions in an effort to conserve capital in amounts sufficient to sustain operations and meet obligations for the next twelve months. These matters raise substantial doubt about our ability to continue as a going concern. We believe that we have access to capital resources through public or private equity offerings, debt financings, corporate collaborations or other means; however, we have not secured any commitment for new financing at this time, nor can we provide any assurance that new financing will be available on commercially acceptable terms, if at all. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives, delay our pivotal clinical trials and take additional measures to reduce costs in order to conserve cash. These measures could cause significant delays in our efforts to commercialize our products in the United States, which will require significant spending. Commercialization of Microcyn as a drug product in the United States is critical to the realization of our business plan and our future operations. Commencement of the pivotal clinical trials will be delayed until we raise additional capital or until we find a strategic partner to fund these trials. Without a strategic partner or additional capital, our pivotal clinical trials will be delayed for an indeterminate period of time.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes in our quantitative and qualitative disclosures about market risk for the three months ended June 30, 2008 from our Annual Report on Form 10-K for the year ended March 31, 2008. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the year then ended, which was filed with the SEC on June 13, 2008.

Item 4. Controls and Procedures
     (a) Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
     Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective at the reasonable assurance level.
     (b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A:  Risk Factors
Factors that May Affect Results
Risks Related to Our Business
If we fail to obtain the capital necessary to fund our operations, we may be forced to delay or cancel our planned pivotal trial or otherwise curtail our operations.
     As of June 30, 2008, we had unrestricted cash of approximately $11.5 million. We will need to raise a significant amount of capital in order to fund our first drug candidate through regulatory approval and commercialization in the United States. If we are not able to raise sufficient capital, we will be required to delay or cancel our planned clinical trial, curtail some operating activities and implement additional cost reductions. Additionally, as of June 30, 2008, we had $1.7 million of outstanding secured loans of which $1.6 million is due within the next twelve months. Without sufficient additional capital, the combination of these conditions raises substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to obtain capital on a timely basis, if at all, or on terms that are reasonably acceptable to us.
We have a history of losses, we expect to continue to incur losses and we may never achieve profitability.
     We have incurred significant losses in each fiscal year since our inception, including net loss of $5.2 million during the three months ended June 30, 2008. Our accumulated deficit as of June 30, 2008 was $96.0 million. We have yet to demonstrate that we can generate sufficient sales of our products to become profitable. The extent of our future operating losses and the timing of profitability are highly uncertain, and we may never achieve profitability. Even if we do generate significant revenues from our product sales, we expect that increased operating expenses will result in significant operating losses in the near term as we, among other things:
•	conduct preclinical studies and clinical trials on our products and product candidates;

•	seek FDA clearance to market Microcyn as a drug in the United States;

•	increase our research and development efforts to enhance our existing products, commercialize new products and develop new product candidates;

•	establish additional, and expand existing, manufacturing facilities; and

•	grow our sales and marketing capabilities in the United States and internationally.
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
     All of our current products are based on our Microcyn platform technology.  We have begun developing non-Microcyn based product candidates that may generate revenues in the future; however these future revenues are unknown.  Our expectation of future revenue growth is primarily through sales of Microcyn platform based products.  We have only been selling our products since July 2004, and substantially our entire historical product revenues have been from sales of Microcyn in Mexico. Although we began selling in Europe in October 2004, in the United States in June 2005, and in India in July 2006, our product revenues outside of Mexico were not significant prior to fiscal year 2008. For example, product revenues from countries outside of Mexico were just 9% of our product revenues for the year ended March 31, 2006. However, during the years ended March 31, 2007 and 2008, the percentage of product revenues from outside of Mexico increased to 32% and 26% respectively, and was 25% during the three months ended June 30, 2008. Microcyn has not been adopted as a standard of care for wound treatment in any country and may not gain acceptance among physicians, nurses, patients, third-party payors and the medical community. Existing protocols for wound care are well established within the medical community and tend to vary geographically, and healthcare providers may be reluctant to alter their protocols to include the use of Microcyn. If Microcyn does not achieve an adequate level of acceptance, we will not generate sufficient revenues to become profitable. We recently decreased our sales and marketing activities in Europe and Mexico, which could materially affect our revenues in the geographic areas in the future.
Our inability to raise additional capital on acceptable terms in the future may cause us to curtail certain operational activities, including regulatory trials, sales and marketing, and international operations, in order to reduce costs and sustain the business, and would have a material adverse effect on our business and financial condition.
     We expect capital outlays and operating expenditures to increase over the next several years as we work to conduct regulatory trials commercialize our products and expand our infrastructure. We have entered into debt financing arrangements which are secured by all of our assets. We may need to raise additional capital to, among other things:
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
     If we raise additional funds by issuing equity securities, dilution to our stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise additional funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock, and the terms of the debt securities issued could impose significant restrictions on our operations. If we raise additional funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or products, or grant licenses on terms that are not favorable to us. A failure to obtain adequate funds may cause us to postpone or curtail certain operational activities, including regulatory trials, sales and marketing, and international operations, in order to reduce costs and sustain the business, and would have a material adverse effect on our business and financial condition.
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
     The FDA approval process is expensive and uncertain, requires detailed and comprehensive scientific and other data and generally takes several years. Despite the time and expense exerted, approval is never guaranteed. Commencement of pivotal clinical trials depends on the results of our end of Phase II meeting with the FDA and FDA approval of our protocols for additional clinical trials. We will also need additional financing or the support of a strategic partner to commence Phase III trials. We can not provide any assurance that the FDA will not impose additional requirements on us before allowing us to proceed with Phase III clinical trials or that we will raise any additional capital either through financing or strategic collaborations. We do not know whether we will obtain favorable results in our preclinical and clinical studies or whether we will obtain the necessary regulatory approvals to market Microcyn as a drug in the United States. We anticipate that obtaining approval for the use of Microcyn to treat infections in wounds in the United States will take several years after commencement of Phase III clinical trials. Even if we obtain FDA approval to sell Microcyn as a drug, we may not be able to successfully commercialize Microcyn as a drug in the United States and may never recover the substantial costs we have invested in the development of our Microcyn products.
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
     We do not know whether our products based on Microcyn will receive approval from the FDA as a drug. The data from clinical studies of Microcyn conducted by physicians to date will not satisfy the FDA’s regulatory criteria for approval of an NDA. In order for us to seek approval for the use of Microcyn as a drug in the treatment of infections in wounds, we will be required to conduct additional preclinical and clinical trials and submit applications for approval to the FDA. For example, we recently concluded a Phase II study. Depending on the response we receive from the FDA in our end of Phase II meeting in August 2008, and if we have sufficient funds to conclude additional clinical trials, we plan to commence our next stage of the clinical program using Microcyn for the treatment of mildly infected diabetic foot ulcers. We will need to conduct additional non-clinical and well-controlled clinical trials in order to generate data to support FDA approval of Microcyn for this indication.
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
     In accordance with the settlement of a trademark infringement lawsuit filed against us in Mexico, we have agreed to change the name under which we market our products in Mexico. We have marketed our products in Mexico under the brand name of Microcyn60 since 2004. During the years ended March 31, 2008 and 2007, the percentage of our product revenues derived from Mexico was 74% and 68%, respectively, and for the three months ended June 30, 2008 was 75%. As a result of our agreement to change our product name, we may lose the benefit of the brand name recognition we have generated in the region and our product sales in Mexico could decline. In locations where we have distributed our products, we believe that the brand names of those products have developed name recognition among consumers who purchase them. Any change to the brand name of our other products may cause us to lose such name recognition, which may lead to confusion in the marketplace and a decline in sales of our products. We cannot assure you that the reserve we have taken will be sufficient to offset the losses we may incur as a result of changing our brand name.
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
     We have very limited commercialization capability and make Microcyn-based products available primarily through our website, and several regional distributors. We plan for a more aggressive commercialization and product launch in the event we obtain drug approval from the FDA or obtain other clearance or approval with wound healing claims. Developing a sales force is expensive and time consuming, and the lack of qualified sales personnel could delay or limit the success of our product launch. Our domestic sales force, if established, will be competing with the sales operations of our competitors, which are better funded and more experienced. We may not be able to develop domestic sales capacity on a timely basis or at all.
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
     The policies we use to protect our trade secrets may not be effective in preventing misappropriation of our trade secrets by others. In addition, confidentiality and invention assignment agreements executed by our employees, consultants and advisors may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosures. We cannot be certain that the steps we have taken will prevent the misappropriation and use of our intellectual property in the United States, or in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. For example, one of our former contract partners, Nofil Corporation, whom we relied upon to manufacture our proprietary machines, had access to our proprietary information and we believe undertook the development and manufacture of the machines to be sold to third parties in violation of our agreement with such company. We brought a claim against Nofil Corporation in the U.S. District Court for the Northern District of California, which granted our motion to dismiss Nofil’s cross-complaint in November 2007. We believe that a former officer of our Mexico subsidiary collaborated in these acts, misappropriated our trade secrets, and is currently selling products in Mexico that are competitive with our products. In addition, we believe that, through the licensor of the patents that we in-license and who has also assigned patents to us, a company in Japan obtained one of our patent applications, translated it into Hangul and filed it under such company’s and the licensor’s name in South Korea. These and any other leaks of confidential data into the public domain or to third parties could allow our competitors to learn our trade secrets.
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
     We have international operations in Mexico and Europe. During the years ended March 31, 2008, and 2007, and for the three months ended June 30, 2008, approximately 70%, 78% and 78%, respectively, of our total revenues were generated from sales outside of the United States. Our business is highly regulated for the use, marketing and manufacturing of our Microcyn products both domestically and internationally. Our international operations are subject to risks, including:
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
     Our success depends largely on the skills, experience and performance of key members of our executive management team, including Hojabr Alimi, our Chief Executive Officer and Robert Northey, our Director of Research and Development. The efforts of these people will be critical to us as we continue to develop our products and attempt to commercialize products in the chronic and acute wound care market. If we were to lose one or more of these individuals, we may experience difficulties in competing effectively, developing our technologies and implementing our business strategies.
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
     The growth of our business may involve entry into complex business transactions. If we are unable to implement and maintain proper internal controls and recognize in advance the consequences that may arise out of complex business transactions, we may not obtain the intended benefits of such transactions, and we could be subject to adverse consequences, including being subject to fines and penalties. In the past, we entered into a series of agreements with Quimica Pasteur, or QP, a Mexico-based distributor of pharmaceutical products to hospitals and health care entities owned or operated by the Mexican Ministry of Health, or MOH. The consequences of these agreements showed us that we needed to better plan for complex transactions and the applications of complex accounting principals relating to those transactions and to better identify potentially improper practices. As a result of these agreements, we were required to consolidate OP’s operations with our financial results for a portion of our year ended March 31, 2006. In connection with our audit of OP’s financial statements in late 2005, we were made aware of a number of facts that suggested that OP or its principals may have engaged in some form of tax avoidance practices in Mexico prior to the execution of the agreements between our company and OP, and we did not discover these facts prior to our execution of these agreements or for several months thereafter. Although we do not believe that we are responsible for any tax avoidance practices of OP’s principals prior to June 16, 2005, the Mexican taxing authority could make a claim against us or our Mexican subsidiary. We have been informed by counsel in Mexico that the statute of limitations including for action for fraud, is five years from March 31, 2006. If we are unable to implement and maintain adequate internal controls, we could be subject to fines and penalties.
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
     An important element of our business strategy will be to enter into collaborative or license arrangements under which we license our Microcyn technology to other parties for development and commercialization. We expect that while we may initially seek to conduct initial clinical trials on our drug candidates, we may need to seek collaborators for our drug candidates and for a number of our potential products because of the expense, effort and expertise required to conduct additional clinical trials and further develop those potential products candidates. Because collaboration arrangements are complex to negotiate, we may not be successful in our attempts to establish these arrangements. If we need third party assistance in identifying and negotiating one or more acceptable arrangements, it might be costly. Also, we may not have products that are desirable to other parties, or we may be unwilling to license a potential product because the party interested in it is a competitor. The terms of any arrangements that we establish may not be favorable to us. Alternatively, potential collaborators may decide against entering into an agreement with us because of our financial, regulatory or intellectual property position or for scientific, commercial or other reasons. If we are not able to establish collaborative agreements, we may not be able to develop and commercialize new products, which would adversely affect our business and our revenues.
     In order for any of these collaboration or license arrangements to be successful, we must first identify potential collaborators or licensees whose capabilities complement and integrate well with ours. We may rely on these arrangements for not only financial resources, but also for expertise or economies of scale that we expect to need in the future relating to clinical trials, manufacturing, sales and marketing, and for licenses to technology rights. However, it is likely that we will not be able to control the amount and timing or resources that our collaborators or licensees devote to our programs or potential products. If our collaborators or licensees prove difficult to work with, are less skilled than we originally expected, or do not devote adequate resources to the program, the relationship will not be successful. If a business combination involving a collaborator or licensee and a third party were to occur, the effect could be to diminish, terminate or cause delays in development of a potential product.
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
     To finance any acquisitions, we may choose to issue shares of our stock as consideration, which would dilute current stockholders’ ownership interest in us. If the price of our common stock is low or volatile, we may not be able to acquire other companies for stock. Alternatively, it may be necessary for us to raise additional funds for acquisitions through public or private financings. Additional funds may not be available on terms that are favorable to us, or at all.
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
     As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the Securities and Exchange Commission, or the Commission, including expanded disclosures and accelerated reporting requirements. Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, requires our management to perform an annual assessment of our internal control over financial reporting, and our independent auditors to attest to the effectiveness of our internal controls beginning with our second Report on Form 10-K for fiscal year ended March 31, 2008. Compliance with Section 404 and other requirements of doing business as a public company have and will continue to increase our costs and require additional management resources to implement an ongoing program to perform system and process evaluation and testing of our internal controls. In the past, we entered into transactions that resulted in accounting consequences that we did not identify at the time of the transactions. As a result, our prior independent auditors informed us that we did not have the appropriate financial management and reporting structure in place to meet the demands of a public company and that our accounting and financial personnel lacked the appropriate level of accounting knowledge, experience and training. In calendar year 2006, our current independent auditors recommended certain changes which, in addition to other changes in our financial reporting and management structure, have been implemented at additional cost. We have upgraded our accounting systems, procedures and controls and will need to continue to implement additional finance and accounting systems, procedures and controls as we grow our business and organization, enter into complex business transactions and take actions designed to satisfy reporting requirements. As of our second Report on Form 10-K, our management concluded that our internal controls were adequate to meet the required Section 404 assessment. If we are unable to complete the required Section 404 assessment as to adequacy of our internal control over financial reporting in future Form 10-K filings, our ability to obtain additional financing could be impaired. In addition, investors could lose confidence in the reliability of our internal control over financial reporting and in the accuracy of our periodic reports filed under the Securities Exchange Act of 1934. A lack of investor confidence in the reliability and accuracy of our public reporting could cause our stock price to decline.
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
     Our corporate documents and Delaware law contain provisions that limit the ability of stockholders to change our management and may also enable our management to resist a takeover. These provisions include:
•	the ability of our board of directors to issue and designate the rights of, without stockholder approval, up to 5,000,000 shares of convertible preferred stock, which rights could be senior to those of common stock;

•	limitations on persons authorized to call a special meeting of stockholders; and

•	advance notice procedures required for stockholders to make nominations of candidates for election as directors or to bring matters before meetings of stockholders.
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

Item 5. Other Information
(a) Entry into Material Agreement. On August 5, 2008, the Company entered into an Amendment No. 1 to Employment Agreement with Bruce Thornton, the Company’s Vice President International Operations and Sales. The Agreement was amended to comply with the final regulations published under Section 409A of the Internal Revenue Code of 1986, as amended, and to conform the provisions relating to termination and benefits payable upon termination under certain circumstances more closely to those provisions contained in other executive officers’ agreements. Under the Agreement as amended, in the event Mr. Thornton is terminated without cause or resigns for good reason, Mr. Thornton is entitled to: a lump severance payment equal to 12 times the average monthly base salary paid to him over the preceding 12 months; automatic vesting of all unvested options and other equity awards; the extension of exercisability of all options and other equity awards to at least 12 months following the date he terminates employment or, if earlier, until the option expires; up to one year (the lesser of one year following the date of termination or until such executive becomes eligible for medical insurance coverage provided by another employer); reimbursement for health care premiums under COBRA; and a full gross up of any excise taxes payable by the officer under Section 4999 of the Internal Revenue Code because of the foregoing payments and acceleration (including the reimbursement of any additional federal, state and local taxes payable as a result of the gross up). Under Mr. Thornton’s original agreement, he was entitled to 12 months’ base salary, and the acceleration of options and extension of exercisability, only upon a change of control in the Company, and he was not entitled to reimbursement for health care premiums after any termination. As under the original agreement, receipt of the termination benefits is contingent on Mr. Thornton executing a general release of claims against the Company, his resignation from any and all directorships and every other position held by him with the Company or any of its subsidiaries, and his return to the Company of all Company property received from or on account of the Company or any of its affiliates by him.
(b) Amendment of Executive Officer Employment Agreements. The existing employment agreements of Messrs. Alimi and Schutz were amended to provide for a bonus to each of the executive officers for payment by each officer of life insurance premiums for a policy owned by the executive officer on the life of the executive officer, in the amount of $4,120 per year in the case of Mr. Alimi, and $760 per year in the case of Mr. Schutz. Such amounts are subject to adjustment to provide for increases in the premiums in future years. The employment agreements with Messrs. Alimi and Schutz were also amended to comply with the final regulations published under Section 409A of the Code.
Item 6. Exhibits

Exhibit
Number	Description
10.1*	Amendment No. 1 to Employment Agreement, dated August 5, 2008, between Registrant and Bruce Thornton.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1#	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

32.2#	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

*	Filed herewith.

#	In accordance with Item 601(b)(32)(ii) of Regulation SK and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oculus Innovative Sciences, Inc.
Date: August 5, 2008	By:	/s/ Hojabr Alimi
Hojabr Alimi
	Its:	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2008	By:	/s/ Robert Miller
Robert Miller
	Its:	Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Exhibit Index

Exhibit
Number	Description
10.1*	Amendment No. 1 to Employment Agreement, dated August 5, 2008, between Registrant and Bruce Thornton.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1#	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

32.2#	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

*	Filed herewith.

#	In accordance with Item 601(b)(32)(ii) of Regulation SK and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act.