Form 10-Q
period 2008-09-30
Oculus Innovative Sciences, Inc.
filed 2008-11-13
CIK 1367083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 10, 2008 the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 15,923,708.

OCULUS INNOVATIVE SCIENCES, INC.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
PART I: FINANCIAL INFORMATION
Item 1. Financial Statements

	September 30,	March 31,
	2008	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,972	$18,823
Accounts receivable, net	900	770
Inventories	265	259
Prepaid expenses and other current assets	619	1,098

Total current assets	7,756	20,950
Property and equipment, net	1,839	2,303
Debt issuance costs, net	89	304
Other assets	93	55

Total assets	$9,777	$23,612

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,288	$2,977
Accrued expenses and other current liabilities	1,670	2,460
Current portion of long-term debt	1,131	1,994
Current portion of capital lease obligations	9	19

Total current liabilities	4,098	7,450
Deferred revenue	474	523
Long-term debt, less current portion	128	205
Capital lease obligations, less current portion	2	6

Total liabilities	4,702	8,184

Commitments and Contingencies
Stockholders’ Equity:
Convertible preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2008 (unaudited) and March 31, 2008	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 15,923,708 and 15,903,613 shares issued and outstanding at September 30, 2008 (unaudited) and March 31, 2008, respectively	2	2
Additional paid-in capital	110,974	109,027
Accumulated other comprehensive loss	(2,964)	(2,775)
Accumulated deficit	(102,937)	(90,826)

Total stockholders’ equity	5,075	15,428

Total liabilities and stockholders’ equity	$9,777	$23,612

See accompanying notes

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues
Product	$1,212	$670	$2,219	$1,302
Service	269	307	473	541

Total revenues	1,481	977	2,692	1,843

Cost of revenues
Product	446	403	884	779
Service	251	287	449	528

Total cost of revenues	697	690	1,333	1,307

Gross profit	784	287	1,359	536

Operating expenses
Research and development	2,150	2,283	4,471	4,490
Selling, general and administrative	5,262	3,683	8,590	7,141

Total operating expenses	7,412	5,966	13,061	11,631

Loss from operations	(6,628)	(5,679)	(11,702)	(11,095)
Interest expense	(149)	(306)	(311)	(645)
Interest income	56	200	132	406
Other income (expense), net	(191)	243	(230)	774

Net loss	$(6,912)	$(5,542)	$(12,111)	$(10,560)

Net loss per common share: basic and diluted	$(0.43)	$(0.44)	$(0.76)	$(0.86)

Weighted-average number of shares used in per common share calculations:
Basic and diluted	15,924	12,574	15,924	12,209

Other comprehensive loss, net of tax
Net loss	$(6,912)	$(5,542)	$(12,111)	$(10,560)
Foreign currency translation adjustments	(207)	(221)	(189)	(715)

Other comprehensive loss	$(7,119)	$(5,763)	$(12,300)	$(11,275)

See accompanying notes

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(12,111)	$(10,560)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	444	356
Stock-based compensation	1,911	509
Non-cash interest expense	214	308
Foreign currency transaction gains	(60)	(809)
Loss on disposal of assets	217	—
Changes in operating assets and liabilities:
Accounts receivable	(165)	241
Inventories	(25)	2
Prepaid expenses and other current assets	395	319
Accounts payable	(1,676)	(1,131)
Accrued expenses and other liabilities	(809)	882

Net cash used in operating activities	(11,665)	(9,883)

Cash flows from investing activities:
Changes in restricted cash	23	—
Purchases of property and equipment	(276)	(247)

Net cash used in investing activities	(253)	(247)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net of offering costs	36	9,134
Proceeds from the issuance of common stock in connection with exercise of stock options and warrants	—	130
Decrease in cash restricted for repayment of debt	—	2,000
Principal payments on debt	(940)	(5,253)
Payments on capital lease obligations	(14)	(10)

Net cash used in financing activities	(918)	6,001
Effect of exchange rate on cash and cash equivalents	(15)	27

Net decrease in cash and cash equivalents	(12,851)	(4,102)
Cash and equivalents, beginning of period	18,823	19,050

Cash and equivalents, end of period	$5,972	$14,948

Supplemental disclosure of cash flow information:
Cash paid for interest	$105	$436

Financed equipment	$—	$76

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of September 30, 2008 and for the three and six months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual audited consolidated financial statements. The unaudited condensed consolidated balance sheet as of September 30, 2008, condensed consolidated statements of operations for the three and six months ended September 30, 2008 and 2007, and the condensed consolidated statements of cash flows for the six months ended September 30, 2008 and 2007 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and six months ended September 30, 2008 are not necessarily indicative of results to be expected for the year ending March 31, 2009 or for any future interim period. The condensed consolidated balance sheet at March 31, 2008 has been derived from audited consolidated financial statements. However, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K, which was filed with the SEC on June 13, 2008.
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Periodically, the Company evaluates and adjusts estimates accordingly. The allowance for uncollectible accounts receivable balances amounted to $11,000 and $31,000, which are included in accounts receivable, net in the accompanying September 30, 2008 and March 31, 2008 condensed consolidated balance sheets, respectively.
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
Resulting translation adjustments are recorded directly to accumulated other comprehensive loss. The Company recorded foreign currency translation losses of $207,000 and $221,000, for the three months ended September 30, 2008 and 2007, respectively, and the Company recorded foreign currency translation losses of $189,000 and $715,000, for the six months ended September 30, 2008 and 2007, respectively.

Foreign currency transaction gains (losses) relate primarily to working capital loans that the Company has made to its foreign subsidiaries. The Company recorded foreign currency transaction gains (losses) of $(55,000) and $204,000 for the three months ended September 30, 2008 and 2007, respectively, and the Company recorded foreign currency transaction gains (losses) of $(60,000) and $809,000 for the six months ended September 30, 2008 and 2007, respectively. The related gains (losses) were recorded in other income (expense) in the accompanying condensed consolidated statements of operations. Loans made to subsidiaries OTM and OIS Europe will be paid back to the Company in the future when the subsidiaries begin to generate cash.
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
Net Loss per Share
The Company computes net loss per share in accordance with SFAS No. 128 “Earnings Per Share”. Under SFAS No. 128, basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods, as applicable. The computation of basic loss per share excludes potentially dilutive securities because their inclusion would be anti-dilutive.
The following securities were excluded from basic and diluted net loss per share calculation because their inclusion would be anti-dilutive (in thousands):

	September 30,
	2008	2007
Options to purchase common stock	2,631	2,472
Restricted stock units	60	60
Warrants to purchase common stock	3,321	1,844

	6,012	4,376

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

The Company completed a classification assessment of all of its freestanding derivative financial instruments as of September 30, 2008 and determined that such instruments meet the criteria for equity classification in accordance with EITF 00-19.
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
Note 2. Going Concern, Liquidity and Financial Condition
The Company incurred a net loss of $6,912,000 and $12,111,000 for the three and six months ended September 30, 2008, respectively. At September 30, 2008, the Company’s accumulated deficit amounted to $102,937,000. During the six months ended September 30, 2008, net cash used in operating activities amounted to $11,665,000. At September 30, 2008, the Company’s working capital amounted to $3,658,000. The Company needs to raise additional capital from external sources in order to sustain its operations while continuing the longer term efforts contemplated under its business plan. The Company expects to continue incurring losses for the foreseeable future and must raise additional capital to pursue its product development initiatives, to penetrate markets for the sale of its products and to continue as a going concern. The Company cannot provide any assurance that it will raise additional capital. Management believes that the Company has access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means; however, the Company has not secured any commitment for new financing at this time nor can it provide any assurance that new financing will be available on commercially acceptable terms, if at all. If the Company is unable to secure additional capital, it may be required to curtail its research and development initiatives and take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet it obligations. These measures could cause significant delays in the Company’s efforts to commercialize its products in the United States, which is critical to the realization of its business plan and the future operations of the Company. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

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
Note 3. Condensed Consolidated Balance Sheet
Inventories
Inventories consisted of the following (in thousands):

	September 30,	March 31,
	2008	2008
Raw materials	$359	$361
Finished goods	48	106

	407	467
Less: inventory allowances	(142)	(208)

	$265	$259

Notes Payable
On June 14, 2006, the Company entered into a credit facility providing it with up to $5,000,000 of available credit. The facility permitted the Company to borrow up to a maximum of $2,750,000 for growth capital, $1,250,000 for working capital based on eligible accounts receivable and $1,000,000 in equipment financing. In June 2006, the Company drew an aggregate of $4,182,000 of borrowings under this facility. These borrowings are payable in 30 to 33 fixed monthly installments with interest at rates ranging from 12.4% to 12.7% per annum, maturing at various times through April 9, 2009. As of September 30, 2008, the Company has no unused availability under this credit facility since amounts drawn under the working capital facility were based upon an initial measurement of eligible accounts receivable.
In connection with the borrowings under this facility, the Company also issued to the lender warrants to purchase up to 71,521 shares of its common stock at an exercise price of $18.00 per share. The aggregate fair value of all warrants issued to the lender under this arrangement amounts to $1,046,000. This amount was recorded as debt issue costs in the March 31, 2007 condensed consolidated balance sheet and is being amortized as interest expense over the term of the credit facility of 30 to 33 months. For the three months ended September 30, 2008 and 2007, the Company recorded $107,000 of non-cash interest expense related to the amortization of debt issue costs. For the six months ended September 30, 2008 and 2007, the Company recorded $214,000 of non-cash interest expense related to the amortization of debt issue costs.
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
On March 29, 2007, the Company entered into Amendment No. 1 to the loan agreement evidencing the credit facility described above. Pursuant to the amendment, the lender and the Company agreed that the lender’s security interest in the Company’s assets would not include the Company’s intellectual property unless and until the Company’s cash and cash equivalents fall below 600% of the Company’s average monthly operating expenses less non-cash charges. At September 30, 2008, the Company’s cash and cash equivalents position was not in excess of 600% of its average monthly operating expenses and therefore the lender holds a security interest in the Company’s intellectual property. On an ongoing basis, the Company will periodically review and assess whether the lender’s security interest should include the Company’s intellectual property. The Company’s intellectual property is used only as collateral and remains in the Company’s control unless the lender takes described action after an event of default by the Company under the loan agreements.

In connection with the notes issued under the above credit facility, for the three months ended September 30, 2008 and 2007, the Company made $418,000 and $369,000 of principal payments, respectively, and for the six months ended September 30, 2008 and 2007, the Company made $823,000 and $727,000 of principal payments, respectively. Additionally, for the three months ended September 30, 2008 and 2007, the Company made $40,000 and $89,000 of interest payments, respectively, and for six months ended September 30, 2008 and 2007, the Company made $93,000 and $189,000 of interest payments, respectively. The aggregate remaining principal balance under this facility amounted to $1,006,000, which is included in the current portion of long-term debt in the accompanying condensed consolidated balance sheet at September 30, 2008.
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
Employment Agreements
As of September 30, 2008, the Company has entered into employment agreements with six of its key executives. The agreements provide, among other things, for the payment of six to twenty-four months of severance compensation for terminations under certain circumstances. With respect to these agreements, at September 30, 2008, aggregated potential severance amounted to $1,883,000 and aggregated annual salaries amounted to $1,348,000.
On September 4, 2008, the employment agreement of Mr. Mike Wokasch, the Company’s Chief Operating Officer’s was terminated, effective September 5, 2008. In connection with the termination, the Company is required to provide Mr. Wokasch with a lump sum severance payment of $275,000, which is equivalent to twelve months of his salary. The severance was recorded as a selling, general and administrative expense in the accompanying condensed consolidated statements of operations for the three and six months ended September 30, 2008. The Company made the severance payment on October 10, 2008. Additionally, pursuant to this agreement, upon termination vesting of all options granted to Mr. Wokasch were accelerated. The options expire twelve months from the date of termination, or September 5, 2009 (Note 6).

Board Compensation
On April 26, 2007, the Company’s board of directors adopted a Non-Employee Director Compensation Package (the “Compensation Package”) to provide members of the board and its committees with regular compensation. The Compensation Package provides for cash payments of $25,000 in two equal installments to each of the non-employee members of the board of directors. Directors who are members (but not the chairperson) of the audit committee receive an additional $5,000 per year. Directors who are members (but not the chairperson) of the compensation committee receive an additional $2,000 per year. The chairperson of the board of directors receives $15,000 annually, the lead director (if different from the chair person) receives $10,000 annually, the chairperson of the audit committee receives $10,000 annually, and the chairperson of each other committee receives $5,000 annually. The Company made payments to its non-employee directors amounting to $123,000 and $106,000 during the six months ended September 30, 2008 and 2007, respectively. The Company recorded expense related to director payments in the amounts of $62,000 and $53,000 for the three months ended September 30, 2008 and 2007, respectively, and recorded expense related to director payments in the amounts of $115,000 and $88,000 for the six months ended September 30, 2008 and 2007, respectively, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.
The Compensation Package also provides for the grant of options to each non-employee director under the 2006 Restated Stock Incentive Plan. Each new director will receive an initial option grant to purchase 50,000 shares of the Company’s common stock, which will vest over three years, and each non-employee director will receive an automatic annual grant of an option to purchase 15,000 shares of the Company’s common stock, which will vest monthly over a period of one year. The annual option grants were granted to non-employee directors following the annual stockholders meeting on August 27, 2008. In connection with the annual awards, on September 2, 2008, the Company granted 15,000 options to each of four non-employee directors at an exercise price of $2.82 per share which was the closing price of the Company’s common stock on the date of grant.
Commercial Agreements
On May 8, 2007, and June 11, 2007, the Company entered into separate commercial agreements with two unrelated customers granting such customers the exclusive right to sell the Company’s products in specified territories or for specified uses. Both customers are required to maintain certain minimum levels of purchases of the Company’s products in order to maintain the exclusive right to sell the Company’s products. Up-front payments amounting to $625,000 paid under these agreements have been recorded as deferred revenue. The short-term portion of the deferred revenue related to these agreements amounted to $97,500 which is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet at September 30, 2008. The up-front fees are being amortized on a straight-line basis over the terms of the underlying agreements. For the three and six months ended September 30, 2008, the Company amortized approximately $24,000 and $49,000, respectively, of deferred revenue related to these agreements which is included in product revenue in the accompanying condensed consolidated statement of operations.
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
Common Stock and Common Stock Purchase Warrants Issued to Non-Employees for Services
On November 7, 2006, the Company entered into a two-year consulting agreement with its new director, Robert Burlingame. Under the terms of the agreement, the Company issued to the director, a warrant to purchase 75,000 shares of the Company’s common stock, exercisable at a price equal to the Company’s common stock in its initial public offering in consideration of corporate advisory services. The warrant was fully exercisable and non-forfeitable at date of issuance. The warrant was valued using the Black-Scholes option pricing model. Assumptions used were as follows: fair value of the underlying stock of $9.00, which represented the expected mid-point of the IPO at the December 31, 2006 reporting date; risk-free interest rate of 4.70% percent; contractual life of 5 years; dividend yield of 0%; and volatility of 70%. The fair value of the warrants amounted to $350,000. Following the guidance enumerated in Issue 2 of EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, the Company is amortizing the fair value of the warrants over the two-year term of the consulting agreement which is consistent with its treatment of similar cash transactions. For the three months ended September 30, 2008 and 2007, the amortized fair value of the warrant amounted to $44,000, and for the six months ended September 30, 2008 and 2007, the amortized fair value of the warrant amounted to $88,000. The amortized fair value was recorded as selling, general and administrative expense in the accompanying condensed consolidated statements of operations.
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
The Company recognized in salaries and related expense in the condensed consolidated statements of operations $30,000 and $38,000 of stock-based compensation expense during the three months ended September 30, 2008 and 2007, respectively, and $67,000 and $76,000 of stock-based compensation expense during the six months ended September 30, 2008 and 2007, respectively, which represents the intrinsic value amortization of options granted prior to April 1, 2006 that the Company is continuing to account for using the recognition and measurement principles prescribed under APB 25. At September 30, 2008, there was $103,000 of unrecognized compensation cost related to options that the Company accounted for under APB 25 through March 31, 2006. These costs are expected to be recognized over a weighted average remaining amortization period of one year.
Effective April 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123(R) “Share Based Payment” (“SFAS 123(R)”) using the prospective transition method, which requires the fair value measurement and recognition of compensation expense for all share-based payment awards granted, modified and settled to the Company’s employees and directors after April 1, 2006. The Company’s condensed consolidated financial statements as of March 31, 2008 and for the three months ended September 30, 2008 and 2007, reflect the impact of SFAS 123(R). In accordance with the prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

The effect of recording stock-based compensation expense in accordance with the provisions of SFAS 123(R) is as follows (in thousands, except per share amounts):

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007
Cost of service revenue	$3	$3	$7	$3
Research and development	19	27	70	61
Selling, general and administrative	1,358	186	1,679	272

Total stock-based compensation	$1,380	$216	$1,756	$336

Effect on basic and diluted net loss per common share	$(0.09)	$(0.02)	$(0.11)	$(0.03)

The Company recorded approximately $1,200,000 in stock compensation charges related to the termination of the Company’s former Chief Operating Officer and a contractual obligation to accelerate the vesting of his outstanding options (Note 4). The acceleration of the vesting was a pre-existing vesting condition rather than a modification to the vesting terms of the options. Therefore, the Company was not required to record incremental compensation cost under the provisions of SFAS 123(R). The Company recorded the expense related to the acceleration of these options in selling general and administrative expense in the accompanying condensed consolidated statement of operations for the three and six months ended September 30, 2008.
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
The Company estimated the fair value of employee stock awards using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007
Expected life	5.5 years	6.0 years	6.1 years	5.5 years
Risk-free interest rate	3.00%	4.68%	3.18%	4.90%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Volatility	73%	70%	75%	70%
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

A summary of all option activity as of September 30, 2008 and changes during the six months then ended is presented below:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
	Shares	Exercise	Contractual	Value
Options	(000)	Price	Term	($000)
Outstanding at April 1, 2008	2,624	$5.67
Granted	160	4.19
Exercised	—	—
Forfeited or expired	(153)	7.38

Outstanding at September 30, 2008	2,631	$5.48	5.35	$965

Exercisable at September 30, 2008	1,866	$4.90	4.25	$965

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
The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the underlying fair value of the Company’s common stock ($1.90) for stock options that were in-the-money as of September 30, 2008.
During the three and six months ended September 30, 2008, the Company granted stock options to employees and non-employee directors with a weighted-average grant date fair value of $1.80 and $2.87 per share, respectively. At September 30, 2008, there was unrecognized compensation costs of $2,770,000 related to stock options accounted for in accordance with the provisions of SFAS 123(R). The cost is expected to be recognized over a weighted-average amortization period of 3.31 years.
The Company issues new shares of common stock upon exercise of stock options.
As provided under the Company’s 2006 Stock Incentive Plan (“2006 Plan”), the aggregate number of shares authorized for issuance as awards under the 2006 Plan automatically increased on April 1, 2008 by 795,180 shares (which number constitutes 5% of the outstanding shares on the last day of the year ended March 31, 2008). Remaining shares authorized for issuance from the 2006 Plan at September 30, 2008 was approximately 1,586,000.
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
Note 8. Segment and Geographic Information
The Company is organized primarily on the basis of operating units which are segregated by geography, United States (“U.S.”), Europe and Rest of the World (“Europe/ROW”) and Mexico.
The following tables present information about reportable segments (in thousands):

		Europe/
Three months ended September 30, 2008	U.S.	ROW	Mexico	Total
Product revenues	$68	$233	$911	$1,212
Service revenues	269	—	—	269

Total revenues	337	233	911	1,481
Depreciation and amortization expense	(103)	(60)	(32)	(195)
Loss from operations	(6,457)	(170)	(1)	(6,628)
Interest expense	(149)	—	—	(149)
Interest income	56	—	—	56

		Europe/
Three months ended September 30, 2007	U.S.	ROW	Mexico	Total
Product revenues	$69	$170	$431	$670
Service revenues	307	—	—	307

Total revenues	376	170	431	977
Depreciation and amortization expense	110	56	25	191
Loss from operations	(4,881)	(384)	(414)	(5,679)
Interest expense	(306)	—	—	(306)
Interest income	200	—	—	200

		Europe/
Six months ended September 30, 2008	U.S.	ROW	Mexico	Total
Product revenues	$132	$418	$1,669	$2,219
Service revenues	473	—	—	473

Total revenues	605	418	1,669	2,692
Depreciation and amortization expense	(207)	(122)	(115)	(444)
Loss from operations	(11,299)	(333)	(70)	(11,702)
Interest expense	(311)	—	—	(311)
Interest income	132	—	—	132

		Europe/
Six months ended September 30, 2007	U.S.	ROW	Mexico	Total
Product revenues	$107	$238	$957	$1,302
Service revenues	541	—	—	541

Total revenues	648	238	957	1,843
Depreciation and amortization expense	201	111	44	356
Loss from operations	(9,308)	(945)	(842)	(11,095)
Interest expense	(645)	—	—	(645)
Interest income	406	—	—	406

Sales by geography reported in the Europe/ROW segment is as follows (in thousands):

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007
India	$32	$27	$59	$27
China	79	—	79	—
Europe and other	122	143	280	211

Total	$233	$170	$418	$238

The following table shows property and equipment balances by segment (in thousands):

	September 30,	March 31,
	2008	2008
U.S.	$995	$1,193
Europe/ROW	584	754
Mexico	260	356

	$1,839	$2,303

The following table shows total asset balances by segment (in thousands):

	September 30,	March 31,
	2008	2008
U.S.	$7,388	$20,974
Europe/ROW	1,011	1,271
Mexico	1,378	1,367

	$9,777	$23,612

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as of September 30, 2008 and our audited consolidated financial statements for the year ended March 31, 2008 included in our report on Form 10-K, that was filed with the Securities and Exchange Commission on June 13, 2008.
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
Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to the risks described in our Annual Report on Form 10-K including our ability to develop and commercialize new products; the risks in obtaining patient enrollment for our studies; the risk of unanticipated delays in research and development efforts; the risk that we may not obtain reimbursement for our existing test and any future products we may develop; the risks and uncertainties associated with the regulation of our products by the FDA; the ability to compete against third parties; our ability to obtain capital when needed; our history of operating losses; the risks associated with protecting our intellectual property; and the risks set forth under Part II, Item 1A, “Risk Factors,” included in this Quarterly Report on Form 10-Q.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, except as required by law.
Business Overview
We develop, manufacture and market, a family of products intended to prevent and treat infections in chronic and acute wounds while concurrently enhancing wound healing through modes of action unrelated to the treatment of infection. Infection is a serious potential complication in both chronic and acute wounds, and controlling infection is a critical step in wound healing. Our platform technology, called Microcyn®, is a proprietary solution of electrically charged oxychlorine small molecules designed to treat a wide range of organisms that cause disease (pathogens) These include viruses, fungi, spores and antibiotic-resistant strains of bacteria, such as Methicillin-resistant Staphylococcus aureus, or MRSA, and Vancomycin-resistant Enterococcus, or VRE, in wounds. Our device product is cleared for sale in the United States as a 510(k) medical device for wound cleaning, debridement, lubricating, moistening and dressing; is a device under CE Mark in Europe; is approved by the State Food and Drug Administration, or SFDA, in China as a technology that reduces the propagation of microbes in wounds and creates a moist environment for wound healing; and is approved as a drug in India and Mexico. We do not have the necessary regulatory approvals to market Microcyn in the United States as a drug, nor do we have the necessary regulatory clearance or approval to market Microcyn in the U.S. as a medical device for an antimicrobial or wound healing indication.
Clinical testing we conducted in connection with our submissions to the FDA, as well as physician clinical studies, suggest that our Microcyn-based product may help reduce a wide range of pathogens from acute and chronic wounds while curing or improving infection and concurrently enhancing wound healing through modes of action unrelated to the treatment of infection. These physician clinical studies suggest that our Microcyn-based product is safe, easy to use and complementary to many existing treatment methods in wound care. Physician clinical studies and usage in the United States suggest that our 510(k) product may shorten hospital stays, lower aggregate patient care costs and, in certain cases, reduce the need for systemic antibiotics. We are also pursuing the use of our Microcyn platform technology in other markets outside of wound care, including in the respiratory, ophthalmology, dental and dermatology markets.
In 2005, chronic and acute wound care represented an aggregate of $9.6 billion in global product sales, of which $3.3 billion was spent for the treatment of skin ulcers, $1.6 billion to treat burns and $4.7 billion for the treatment of surgical and trauma wounds, according to Kalorama Information, a life sciences market research firm. In the Kalorama Information we believe the markets most related to our product involve approximately $1.3 billion for the treatment of skin ulcers, $300 million for the treatment of burns and $700 million for the treatment of surgical and trauma wounds Common methods of controlling infection, including topical antiseptics and antibiotics, have proven to be only moderately effective in combating infection in the wound bed. However, topical antiseptics tend to inhibit the healing process due to their toxicity and may require specialized preparation or handling. Antibiotics can lead to the emergence of resistant bacteria, such as MRSA and VRE. Systemic antibiotics may be less effective in controlling infection in patients with disorders affecting circulation, such as diabetes, which are commonly associated with chronic wounds. As a result, no single treatment is used across all types of wounds and stages of healing.

We believe Microcyn is the only known stable, anti-infective therapeutic available in the world today that simultaneously cures or improves infection while also promoting wound healing through increased blood flow to the wound bed and reduction of inflammation. Also, we believe Microcyn provides significant advantages over current methods of care in the treatment of a wide range of chronic and acute wounds throughout all stages of treatment. These stages include cleaning, debridement, prevention and treatment of infections and wound healing. Unlike antibiotics, antiseptics, growth regulators and other advanced wound care products, we believe that Microcyn is the only stable wound care solution that is safe as saline, and also cures infection while simultaneously accelerating wound healing. Also, unlike most antibiotics, we believe Microcyn does not target specific strains of bacteria, a practice which has been shown to promote the development of resistant bacteria. In addition, our products are shelf stable, require no special preparation and are easy to use.
Our goal is to become a worldwide leader as the standard of care in the treatment and irrigation of open wounds. We currently have, and intend to seek additional, regulatory clearances and approvals to market our Microcyn-based products worldwide. In July 2004, we began selling Microcyn in Mexico after receiving approval from the Mexican Ministry of Health, or MOH, for the use of Microcyn as an antiseptic, disinfectant and sterilant. Since then, physicians in the United States, Europe, India, Pakistan, China and Mexico have conducted more than 25 physician clinical studies assessing Microcyn’s use in the treatment of infections in a variety of wound types, including hard-to-treat wounds such as diabetic ulcers and burns. Most of these studies were not intended to be rigorously designed or controlled clinical trials and, as such, did not have all of the controls required for clinical trials used to support a new drug application, or NDA, submission to the FDA. A number of these studies did not include blinding, randomization, predefined clinical end points, use of placebo and active control groups or U.S. good clinical practices requirements. We used the data generated from some of these studies to support our application for the CE Mark, or European Union certification, for wound cleaning and reduction of microbial load. We received the CE Mark in November 2004 and additional international approvals in China, Canada, Mexico and India. Microcyn has also received three FDA 510(k) clearances for use as a medical device in wound cleaning, or debridement, lubricating, moistening and dressing, including traumatic wounds and acute and chronic dermal lesions.
In the fourth quarter of 2007, we completed a Phase II randomized clinical trial, which was designed to evaluate the effectiveness of Microcyn in mildly infected diabetic foot ulcers with the primary endpoint of clinical cure or improvement in signs and symptoms of infection according to guidelines of Infectious Disease Society of America. We used 15 clinical sites and enrolled 48 evaluable patients in three arms, using Microcyn alone, Microcyn plus an oral antibiotic and saline plus an oral antibiotic. We announced the results of our Phase II trial in March of this year. In the clinically evaluable population of the study, the clinical success rate at visit four (test of cure) for patients treated with Microcyn alone was 93.3% compared to 56.3% for the Levofloxacin plus saline-treated patients. This study was not statistically powered, but the high clinical success rate (93.3%) and the p-value (0.033) would suggest the difference is meaningfully positive for the Microcyn-treated patients. Also, for this set of data, the 95.0% confidence interval for the Microcyn-only arm ranged from 80.7% to 100.0% while the 95.0% confidence interval for the Levofloxacin and saline arm ranged from 31.9% to 80.6%; the confidence intervals do not overlap, thus indicating a favorable clinical success for Microcyn compared to Levofloxacin. At visit three (end of treatment) the clinical success rate for patients treated with Microcyn alone was 77.8% compared to 61.1% for the Levofloxacin plus saline-treated patients.
We conducted a review meeting with the FDA in August 2008 to discuss the results of our Phase II trial and our future clinical program. Following a review of the Phase II data on Microcyn Technology for the treatment of mildly infected diabetic foot ulcers, the FDA agreed:
•	We may move forward into the pivotal phase of our U.S. clinical program for Microcyn Technology.

•	There were no safety issues relative to moving into this next clinical phase immediately, and carcinogenicity studies will not be required for product approval; and

•	Clinical requirements for efficacy and safety for a new drug application, or NDA, will be appropriately accounted for within the agreed upon pivotal trial designs.
Two pivotal clinical trials must be completed for submission to the FDA of an NDA, for the treatment of mildly infected diabetic foot ulcers. Commencement of these trials will be dependent upon the support of a strategic partner. In the event that we successfully complete clinical trials and obtain drug approval from the FDA, we may seek clearance for treatment of other types of wounds. We are currently pursuing strategic partnerships to assess potential applications for Microcyn in several other markets and therapeutic categories, including respiratory, ophthalmology, dermatology, dental and veterinary markets. FDA or other governmental approvals will be required for any potential new products or new indications.

We currently make Microcyn available under our three 510(k) clearances in the United States, primarily through our website and several regional distributors as a test marketing effort. In the quarter ending December 31 2008, we are initiated a more aggressive commercialization into the podiatry market in the United States. In addition, an over-the-counter “first responder” pen application (MyClyns) with Microcyn has been marketed in the United States since January 2008, by our partner Union Springs Pharmaceuticals (a subsidiary of the Drug Enhancement Company of America, or DECA).
We have announced the development of a MicroGel and a delivery device for Microcyn, both of which will require 510k approval in the US as well as approvals in Europe, China, India and Mexico. We expect to obtain those approvals and initiate commercialization during our next fiscal year in all of these countries.
We currently rely on exclusive agreements with country-specific distributors for the sale of Microcyn-based products in Europe. In Mexico, we sell Microcyn through a network of distributors and through a contract sales force dedicated exclusively to selling Microcyn, including salespeople, nurses and clinical support staff. In India, we sell through Alkem, the fifth largest pharmaceutical company in India. The first full year of Microcyn product distribution in India was in 2008. In China, we signed a distribution agreement with China Bao Tai, which secured marketing approval from the SFDA in March 2008. China Bao Tai intends to begin distribution of Microcyn-based products to hospitals, doctors and clinics through Sinopharm, the largest pharmaceutical group in China, and to retail pharmacies through Lianhua Supermarkets. Distribution began in September of 2008.
Our goal for fiscal 2009 is to achieve the following milestones:
•	Identify and initiate partnerships and/or distribution agreements for Microcyn both inside and outside the United States;

•	Reduce operating costs while increasing revenues:

•	Secure expanded U.S. label claims on 510(k)-cleared products:

•	Launch Microcyn Rx and OTC into U.S. podiatry market:

•	Secure regulatory approvals and launch MicrocynGel into U.S., China, Mexico, the EU and India;

•	Support our partners in China with introduction of Dermacyn into strategic wound care facilities; and

•	File and obtain additional patents on new formulations and drug delivery systems.
We may not obtain on a timely basis, if at all, the necessary FDA approval and/or clearances to market Microcyn in the U.S. for the treatment of infection in diabetic foot ulcers, wound healing or otherwise. A number of factors can delay or prevent completion of human clinical trials, particularly patient recruitment. Moreover, many drug candidates fail to successfully complete clinical trials. After an NDA is filed with the FDA, the FDA commences an in-depth review of the NDA that typically takes ten months to a year to complete but may take longer. In addition, we may not obtain on a timely basis, or at all, the necessary 510(k) clearances for the next-generation Microcyn product formulation. The milestones described above assume that we have sufficient funds to conduct and complete our pivotal trials, that the results from these clinical trials support an NDA filing and that our products will be commercially viable. We may not find appropriate distribution or strategic partners, generate revenue sufficient to fund our cash flow needs or meet any of the milestones described above in a timely manner or at all.
We also operate a microbiology contract testing laboratory division that provides consulting and laboratory services to medical companies that design and manufacture biomedical devices and drugs, as well as testing on our products and potential products. Our testing laboratory complies with U.S. good manufacturing practices and quality systems regulation.

Financial Operations Overview
Comparison of Three Months Ended September 30, 2008 and 2007
Overview
We shipped our first order to our partner in China during the three months ended September 30, 2008, helping us achieve our highest quarterly revenue to date. At the same time, we have initiated significant cost-reduction measures during the quarter in our U.S. operations, reducing our headcount from 56 to 28 in the U.S., which we believe will lead to improved net income in the upcoming quarters, and accelerate our path to profitability.
Revenues
We experienced 81% growth in product revenues and a decline in our services business resulting in reported revenues of $1.5 million during the three months ended September 30, 2008. The $542,000 increase in product revenues was due primarily to $480,000 higher sales in Mexico. Sales to pharmacies in Mexico increased by $235,000, as units of our 240-milliliter presentation have increased 44% over the prior year to a monthly average of 31,000 units. Sales to hospitals in Mexico also increased, by $205,000 over the year ago period, due to both higher sales volumes and higher averages selling prices. Europe and Rest of the World, or Europe/ROW, sales have increased over the prior year due to a $79,000 initial sale to our customer China Bao Tai in China.
The following table shows our product revenues by geographic region (in thousands):

	Three months ended
	September 30,		Increase/
	2008	2007	(Decrease)
U.S.	$68	$69	$(1)
Europe/ROW	233	170	63
Mexico	911	431	480

Total	$1,212	$670	$542

The $38,000, or 12%, decline in service revenues was due to a decrease in the number of tests provided by our services business. We expect that our service revenues will continue to decline in future periods, as we continue to implement our strategy of focusing primarily on our Microcyn business.
Gross Profit / Loss
We reported gross profit from our Microcyn products business of $766,000, or 63% of product revenues, during the three months ended September 30, 2008, compared a gross profit of $266,000, or 40%, in the year ago period. This increase was primarily due to improved efficiency and higher sales volumes in our Mexico operations, which improved margins from to 78% during the three months ended September 30, 2008, compared to 67% a year ago. Higher sales volumes in Europe have also improved our gross margin percentage, putting our European facility in a positive gross margin position during the three months ended September 30, 2008, compared to a gross loss position in the year ago period. Our services business continues to be at or near breakeven as it was in the year ago period.
We expect gross profit to fluctuate as a percentage of sales in future periods as we continue to experience irregular product revenues. As product revenues grow, however, we expect our profit to grow as a percentage of sales as we move further away from our low margin services business, and as our manufacturing facilities get closer to producing at optimal capacity.
Research and Development Expense
Research and development expense consists primarily of costs associated with personnel, materials, and clinical trials within our product development, regulatory and clinical organizations. Research and development expense decreased $133,000, or 6%, to $2.2 million for the three months ended September 30, 2008, from $2.3 million for the three months ended September 30, 2007. This decrease was primarily the result of $185,000 lower outside clinical fees as our company completed our Phase II clinical trial for the treatment of diabetic foot ulcers in March 2008, and began a far less expensive skin irritancy study in the current period. This increase was offset in part by severance costs for the quarter amounting to $127,000 as we reduced our research and development team in the U.S. from 28 to 10 people during the quarter.

We expect that our research and development expense will decline in future periods as a result of the reduction of research and development personnel during the quarter ended September 30, 2008, and the delay of our Phase III clinical trial. The full impact of these reductions will be shown in the quarter ending March 31, 2009.
Selling, General and Administrative Expense
Selling, general and administrative expense consist primarily of costs for sales, marketing and administrative personnel, as well as other corporate expenses such as legal, accounting, and insurance. Selling, general and administrative expense increased $1.6 million, or 43%, to $5.3 million during the three months ended September 30, 2008, from $3.7 million during the three months ended September 30, 2007. Primarily, this increase was due to a $1.2 million increase in non-cash stock compensation expenses primarily associated with the accelerated vesting of stock options as part of the separation agreement with terminated employees. In addition, there was $357,000 of severance expense associated with these terminations during the period. Sales and marketing consulting fees were also higher in the quarter by $209,000 primarily associated with market research and other pre-launch expenses associated with our US Microcyn wound care product launch, which occurred in October.
These increases were offset in part by $394,000 lower bonus expense as only select bonuses were accrued for in the current year. European selling, general and administrative expense was also $122,000 lower in the period due to a reduction in force during the past year, as part of the cost reduction plan in that subsidiary.
We expect that our selling, general and administrative expenses will decline in future periods as a result of the reduction of selling, general, and administrative personnel in the U.S. from 22 to 13 during this quarter and the severance costs related to these reductions. The full impact of these reductions will be shown in the quarter ending March 31, 2009. The increase in selling costs related to our product launch in the US will partially offset the decline related to the overall reduction in force.
Interest income and expense and other income and expense
Interest expense decreased $157,000, or 51%, to $149,000 for the three months ended September 30, 2008, from $306,000 in the year ago period, due to the payments made on debt over the prior year. Total outstanding debt decreased $1.6 million to $1.3 million at September 30, 2008, from $2.9 million at September 30, 2007. Interest income decreased $144,000, or 72%, to $56,000 for the three months ended September 30, 2008, from $200,000 in the year ago period, primarily due to the decrease in our interest bearing cash balance over the past year.
Other income and expense decreased $434,000 to net other expense of $191,000 for the three months ended September 30, 2008, from net other income of $243,000 for the three months ended September 30, 2007. Primarily this decrease was due to our intercompany notes to Europe and Mexico being reclassified during the period as long term, and therefore no foreign currency adjustment was required to revalue the notes. In prior periods, this account consisted of charges due to the fluctuation of foreign exchange rates, and the resulting gain or loss recognized for the revaluation of our intercompany notes payable denominated in non-local currencies. The $191,000 net other expense during the three months ended September 30, 2008 was primarily due to a $217,000 loss on the disposal of some manufacturing equipment. The net other income recognized during the three months ended September 30, 2007 was primarily due to the U.S. dollar becoming weaker in relation to the Euro and the Mexican Peso during that period, and the resulting gain was recognized for the revaluation of our intercompany loans.

Comparison of Six Months Ended September 30, 2008 and 2007
Revenues
We experienced 70% growth in product revenues and a decline in our services business resulting in reported revenues of $2.7 million during the six months ended September 30, 2008. The $917,000 increase in product revenues was due primarily to $712,000 higher sales in Mexico. Mexico sales increased 74% on higher unit volumes of our Microcyn wound care product to hospitals and pharmacies, as well as higher average selling prices in both our 5-liter and our 240-milliliter presentations. Sales of 240-milliliter units in Mexico increased 54% on improvements to both units sold and higher average selling prices as compared to the year ago period. Additionally, sales to hospitals in Mexico increased 113% on both higher unit shipments and selling prices. Europe / Rest of the World sales have increased over the prior year due primarily to a $79,000 initial sale to our customer China Bao Tai in China during Q2, as well as sales growth to our customers in India, Slovakia, and Italy.
The following table shows our product revenues by geographic region (in thousands):

	Six months ended
	September 30,
	2008	2007	Increase
U.S.	$132	$107	$25
Europe/ROW	418	238	180
Mexico	1,669	957	712

Total	$2,219	$1,302	$917

The $68,000, or 13%, decline in service revenues was due to a decrease in the number of tests provided by our services business.
Gross Profit / Loss
We reported gross profit from our Microcyn products business of $1.3 million, or 60% of product revenues, during the six months ended September 30, 2007, compared a gross profit of $522,000, or 40%, in the year ago period. This increase was primarily due to the improvements in our Mexico operations, which have improved margins from to 73% during the six months ended September 30, 2008, compared to 68% a year ago. Higher sales volumes in Europe have also improved our gross margin percentage, by putting our European facility in a positive gross margin position during the six months ended September 30, 2008, compared to a gross loss position in the year ago period. Our services business continues to be at or near breakeven as it was in the year ago period.
Research and Development Expense
Research and development expense remained consistent at $4.5 million for the six months ended September 30, 2008, as well as the year ago period. Salary and related expenses were $145,000 higher in the current period, due primarily to the additional headcount in the department during the current year associated with our clinical and regulatory programs and the March 2008 completion of our Phase II clinical trial of Microcyn for treatment of diabetic foot ulcers. Additionally, there was $129,000 in severance expense in the current year associated with the terminations during the period.
These increases were offset by $301,000 lower outside clinical fees as our company completed our Phase II clinical trial for the treatment of diabetic foot ulcers in March 2008, and began a far less expensive study on skin irritation in the current six-month period.
We expect that our research and development expense will decline in future periods as a result of the reduction of research and development personnel during the quarter ended September 30, 2008, and the delay of our Phase III clinical trial. The full impact of these reductions will be shown in the quarter ending March 31, 2009.
Selling, General and Administrative Expense
Selling, general and administrative expense increased $1.4 million, or 20%, to $8.6 million during the six months ended September 30, 2008, from $7.1 million during the six months ended September 30, 2007. Primarily, this increase was due to a $1.4 million increase in non-cash stock compensation expenses associated with the options granted to our senior executive group, including the $1.1 million of stock compensation charges for the accelerated vesting of stock options as part of the separation agreement with terminated employees. In addition, there was $360,000 of severance expense associated with these terminations during the period. Sales and marketing fees were also higher in the quarter by $220,000 primarily associated with market research and other pre-launch expenses associated with our US Microcyn wound care product launch to podiatrists, which occurred in October. These increases were offset in part by $522,000 lower bonus expense as only select bonuses were accrued for in the current year, compared to the larger executive and employee bonus plan that was accrued for in the year ago period.

Due to significant reductions in headcount and projects, we expect these overall expenses to decline in future periods, with the full impact occurring in the quarter ending March 31, 2009.
Interest income and expense and other income and expense
Interest expense decreased $334,000, or 52%, to $311,000 for the six months ended September 30, 2008, from $645,000 in the year ago period, due to the payments made on debt over the prior year. Total outstanding debt decreased $1.6 million to $1.3 million at September 30, 2008, from $2.9 million at September 30, 2007. Interest income decreased $274,000, or 67%, to $132,000 for the six months ended September 30, 2008, from $406,000 in the year ago period, primarily due to the decrease in our interest bearing cash balance over the past year.
Other income and expense decreased $1.0 million to net other expense of $230,000 for the six months ended September 30, 2008, from net other income of $774,000 for the six months ended September 30, 2007. Primarily this decrease was due to our intercompany notes to Europe and Mexico being reclassified during the latest quarter as long term, and therefore no foreign currency adjustment was required to revalue the notes. In prior periods, this account consisted of charges due to the fluctuation of foreign exchange rates, and the resulting gain or loss recognized for the revaluation of our intercompany notes payable denominated in non-local currencies. The $230,000 net other expense during the six months ended September 30, 2008 was primarily due to a $217,000 loss on the disposal of some manufacturing equipment. The net other income recognized during the six months ended September 30, 2007 was primarily due to the U.S. dollar becoming weaker in relation to the Euro and the Mexican Peso during that period, and the resulting gain was recognized for the revaluation of our intercompany loans.
Liquidity and Capital Resources
Since our inception, we have incurred significant losses. As of September 30, 2008, we had an accumulated deficit of $102.9 million. We have not yet achieved profitability, and we expect that our operating losses will decline due to cost reductions completed this quarter and the increase in sales. Even with this reduction in operating expense, we will need to raise additional capital to sustain our business until such time that we are able to generate sufficient product revenues to achieve profitability.
Sources of Liquidity
As of September 30, 2008, we had unrestricted cash and cash equivalents of $6.0 million. Since our inception, substantially all of our operations have been financed through sales of equity securities. Other sources of financing that we have used to date include our revenues, as well as various loans.
Since our inception, substantially all of our operations have been financed through the sale of $99 million of our common and convertible preferred stock. These net proceeds include $21.9 million raised in our initial public offering on January 30, 2007, $9.1 million raised in a private placement of common shares on August 13, 2007, and $12.6 million raised through a registered direct placement from March 31, 2008 to April 1, 2008.
In June 2006, we entered into a loan and security agreement with a financial institution to borrow a maximum of $5.0 million. Under this facility we have borrowed $4.2 million, and have paid back $3.2 million in principal as of September 30, 2008. The terms of this facility include monthly principal payments over three years, plus interest payments of 8.5% per annum.
Cash Flows
As of September 30, 2008, we had unrestricted cash and cash equivalents of $6.0 million, compared to $18.8 million at March 31, 2007.
Net cash used in operating activities during the six months ended September 30, 2008 was $11.7 million, primarily due to the $12.1 million net loss for the period, and to a $1.7 million decrease in accounts payable, primarily the result of payments made for the placement fee of our registered direct fundraising in March 2008 that were outstanding at March 31, 2008, and to a lesser extent a $809,000 decrease in accrued expenses, related to the payments made on accrued bonuses earned during the fiscal year ended March 31, 2008. These uses of cash were offset in part by non-cash charges during the six months ended September 30, 2008, including $1.9 million of stock-based compensation, $444,000 of depreciation and amortization and $214,000 of non-cash interest expense, and $217,000 of loss on the disposal of capital equipment. Net cash used in operating activities during the six months ended September 30, 2007 was $9.9 million, primarily due to the $10.6 million net loss for the period, and to a lesser extent a $1.1 million decrease in accounts payable due to the timing of payments made to our vendors, $882,000 decrease in accrued expenses, due to the payments made on accrued bonuses for the prior year, and $809,000 of foreign currency gain. These uses of cash were offset in part by non-cash charges during the six months ended September 30, 2008, including $509,000 of stock-based compensation, $356,000 of depreciation and amortization and $308,000 of non-cash interest expense.

Net cash used in investing activities was $253,000, and $247,000 for the six months ended September 30, 2008 and 2007, respectively. Primarily this cash was used during the periods for purchasing lab and manufacturing equipment.
Net cash used in financing activities was $918,000 for the six months ended September 30, 2008. Primarily this cash was used for the repayment of outstanding debt during the period. Net cash provided by financing activities was $6.0 million for the six months ended September 30, 2007. This primarily included full payment on a $4.0 million not payable to Robert Burlingame and $9.1 million of net funds received in connection with a private placement of common stock.
Operating Capital and Capital Expenditure Requirements
We incurred a net loss of $12.1 million for the six months ended September 30, 2008. At September 30, 2008 and March 31, 2008, our accumulated deficit amounted to $102.9 million and $90.8 million, respectively. During the six months ended September 30, 2008, we used $11.7 million of net cash for operating activities. At September 30, 2008, our working capital amounted to $3.7 million.
We need to raise additional capital from external sources in order to sustain our operations while continuing the longer term efforts contemplated under our business plan. We expect to continue incurring losses for the foreseeable future and must raise additional capital to pursue our product development initiatives, to penetrate markets for the sale of our products and for us to continue as a going concern. We cannot provide any assurance that we will raise additional capital. If we are unable to raise additional capital, we will be required to curtail certain operating activities, and implement additional cost reductions in an effort to conserve capital in amounts sufficient to sustain operations and meet it obligations for the next twelve months. These matters raise substantial doubt about our ability to continue as a going concern. We believe that we have access to capital resources through public or private equity offerings, debt financings, corporate collaborations or other means; however, we have not secured any commitment for new financing at this time nor can we provide any assurance that new financing will be available on commercially acceptable terms, if at all. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve cash. These measures could cause significant delays in our efforts to commercialize our products in the United States, which is critical to the realization of our business plan and our future operations.
We have undertaken initiatives to reduce costs in an effort to conserve liquidity. Future pivotal trials will require the selection of a partner and must also be completed in order for us to commercialize Microcyn as a drug product in the United States. Commencement of the Phase III clinical trials will be delayed until we find a strategic partner to fund these trials. Without a strategic partner or additional capital, our Pivotal clinical trials will be delayed for a period of time that is currently indeterminate.
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
Off-Balance Sheet Arrangements
As of September 30, 2008, we did not have any off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Smaller reporting companies are not required to provide the information required by this Item.
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
(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A: Risk Factors
There have been no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, except as follows:
We have a history of losses, we expect to continue to incur losses and we may never achieve profitability.
We incurred a net loss of $6,912,000 and $12,111,000 for the three and six months ended September 30, 2008, respectively. At September 30, 2008, our accumulated deficit amounted to $102,937,000. During the six months ended September 30, 2008, our net cash used in operating activities amounted to $11,665,000. At September 30, 2008, our working capital amounted to $3,658,000. We have yet to demonstrate that we can generate sufficient sales of our products to become profitable. The extent of our future operating losses and the timing of profitability are highly uncertain, and we may never achieve profitability. Even if we do generate significant revenues from our product sales, we expect that increased operating expenses will result in significant operating losses in the near term as we, among other things:
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
Without raising additional capital, we would curtail certain operational activities, including regulatory trials, in order to reduce costs. We may not secure any commitments for new financing on acceptable terms, if at all.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any unregistered securities during the quarter ended September 30, 2008.
Item 3. Default Upon Senior Securities
We did not default upon any senior securities during the quarter ended September 30, 2008.

Item 4. Submission of Matters to a Vote of the Security Holders
We held an Annual Meeting of our Stockholders on August 27, 2008, where our stockholders voted on the following matters:
ELECTION OF DIRECTORS TO THE BOARD OF DIRECTORS: Our stockholders elected Hojabr Alimi, James Schutz, Jay Birnbaum, Robert Burlingame, Richard Conley and Gregory French as directors. The votes on the election of directors were as follows:

Hojabr Alimi
FOR	11,697,716
WITHHELD	247,458

James Schutz
FOR	11,829,145
WITHHELD	116,029

Jay Birnbaum
FOR	11,003,699
WITHHELD	941,475

Robert Burlingame
FOR	11,405,373
WITHHELD	539,801

Richard Conley
FOR	11,839,938
WITHHELD	105,236

Gregory French
FOR	10,987,989
WITHHELD	957,185
APPROVAL OF AMENDMENT OF RESTATED CERTIFICATE OF INCORPORATION: The stockholders approved the Amended and Restated Certificate of Incorporation. The vote on the matter was as follows:

FOR	10,503,712
AGAINST	1,368,684
ABSTAIN	72,778
RATIFICATION OF THE SELECTION BY THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS OF MARCUM & KLIEGMAN LLP AS OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS: The stockholders ratified the selection by the audit committee of the board of directors of Marcum & Kliegman LLP as our independent registered public accountants for the 2009 fiscal year. The vote on the matter was as follows:

FOR	11,868,906
AGAINST	40,054
ABSTAIN	36,214
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit
Number		Description
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*#	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

#
In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oculus Innovative Sciences, Inc.

Date: November 13, 2008	By:	/s/ Hojabr Alimi
Hojabr Alimi
		Its:	Chairman of the Board of Directors and
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2008	By:	/s/ Robert Miller
Robert Miller
		Its:	Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number		Description
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*#	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

#
In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act.