Form 10-Q
period 2008-12-31
Oculus Innovative Sciences, Inc.
filed 2009-02-13
CIK 1367083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of February 10, 2009 the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 18,711,905.

OCULUS INNOVATIVE SCIENCES, INC.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
PART I: FINANCIAL INFORMATION
Item 1. Financial Statements

	December 31,	March 31,
	2008	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,419	$18,823
Accounts receivable, net	878	770
Inventories	336	259
Prepaid expenses and other current assets	444	1,098

Total current assets	4,077	20,950
Property and equipment, net	1,674	2,303
Debt issuance costs, net	—	304
Other assets	86	55

Total assets	$5,837	$23,612

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,633	$2,977
Accrued expenses and other current liabilities	1,132	2,460
Current portion of long-term debt	657	1,994
Current portion of capital lease obligations	8	19

Total current liabilities	3,430	7,450
Deferred revenue	450	523
Long-term debt, less current portion	111	205
Capital lease obligations, less current portion	—	6

Total liabilities	3,991	8,184

Commitments and Contingencies
Stockholders’ Equity:
Convertible preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2008 (unaudited) and March 31, 2008	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 15,923,708 and 15,905,613 shares issued and outstanding at December 31, 2008 (unaudited) and March 31, 2008, respectively	2	2
Additional paid-in capital	111,174	109,027
Accumulated other comprehensive loss	(3,073)	(2,775)
Accumulated deficit	(106,257)	(90,826)

Total stockholders’ equity	1,846	15,428

Total liabilities and stockholders’ equity	$5,837	$23,612

See accompanying notes

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Revenues
Product	$999	$843	$3,218	$2,145
Service	222	223	695	764

Total revenues	1,221	1,066	3,913	2,909

Cost of revenues
Product	313	508	1,197	1,287
Service	195	233	644	761

Total cost of revenues	508	741	1,841	2,048

Gross profit	713	325	2,072	861

Operating expenses
Research and development	933	2,580	5,621	7,070
Selling, general and administrative	2,920	3,299	11,510	10,440

Total operating expenses	3,853	5,879	17,131	17,510

Loss from operations	(3,140)	(5,554)	(15,059)	(16,649)
Interest expense	(113)	(199)	(424)	(844)
Interest income	17	150	149	556
Other income (expense), net	(84)	299	(97)	1,073

Net loss	$(3,320)	$(5,304)	$(15,431)	$(15,864)

Net loss per common share: basic and diluted	$(0.21)	$(0.40)	$(0.97)	$(1.26)

Weighted-average number of shares used in per common share calculations:
Basic and diluted	15,924	13,264	15,924	12,561

Other comprehensive loss, net of tax
Net loss	$(3,320)	$(5,304)	$(15,431)	$(15,864)
Foreign currency translation adjustments	(109)	(281)	(298)	(997)

Other comprehensive loss	$(3,429)	$(5,585)	$(15,729)	$(16,861)

See accompanying notes

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(15,431)	$(15,864)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	617	548
Stock-based compensation	2,111	916
Non-cash interest expense	304	415
Foreign currency transaction losses (gains)	25	(1,135)
Loss on disposal of assets	219	5
Changes in operating assets and liabilities:
Accounts receivable	(268)	416
Inventories	(128)	17
Prepaid expenses and other current assets	525	582
Accounts payable	(1,285)	(1,050)
Accrued expenses and other liabilities	(1,281)	1,162

Net cash used in operating activities	(14,592)	(13,988)

Cash flows from investing activities:
Changes in restricted cash	22	—
Purchases of property and equipment	(347)	(414)

Net cash used in investing activities	(325)	(414)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net of offering costs	36	9,124
Proceeds from the issuance of common stock in connection with exercise of stock options and warrants	—	201
Decrease in cash restricted for repayment of debt	—	2,000
Principal payments on debt	(1,430)	(5,649)
Payments on capital lease obligations	(17)	(12)

Net cash used in financing activities	(1,411)	5,664
Effect of exchange rate on cash and cash equivalents	(76)	41

Net decrease in cash and cash equivalents	(16,404)	(8,697)
Cash and equivalents, beginning of period	18,823	19,050

Cash and equivalents, end of period	$2,419	$10,353

Supplemental disclosure of cash flow information:
Cash paid for interest	$136	$521

Financed equipment	$—	$76

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
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements as of December 31, 2008 and for the three and nine months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual audited consolidated financial statements. The unaudited condensed consolidated balance sheet as of December 31, 2008, condensed consolidated statements of operations for the three and nine months ended December 31, 2008 and 2007, and the condensed consolidated statements of cash flows for the nine months ended December 31, 2008 and 2007 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and nine months ended December 31, 2008 are not necessarily indicative of results to be expected for the year ending March 31, 2009 or for any future interim period. The condensed consolidated balance sheet at March 31, 2008 has been derived from audited consolidated financial statements. However, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended March 31, 2008, and notes thereto included in the Company’s Form 10-K, which was filed with the SEC on June 13, 2008.
Use of Estimates
     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Periodically, the Company evaluates and adjusts estimates accordingly. The allowance for uncollectible accounts receivable balances amounted to $9,000 and $31,000, which are included in accounts receivable, net in the accompanying December 31, 2008 and March 31, 2008 condensed consolidated balance sheets, respectively.
Foreign Currency Reporting
     The consolidated financial statements are presented in United States Dollars in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 52, “Foreign Currency Translation” (“SFAS 52”). Accordingly, the Company’s subsidiary, Oculus Technologies of Mexico, S.A. de C.V. (“OTM”) uses the local currency (Mexican Pesos) as its functional currency, Oculus Innovative Sciences Netherlands, B.V. (“OIS Europe”) uses the local currency (Euro) as its functional currency and Oculus Innovative Sciences Japan, K.K. (OIS Japan) uses the local currency (Yen) as its functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date, and revenue and expense accounts are translated at average exchange rates during the period. Resulting translation adjustments were recorded in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets at December 31, 2008 and March 31, 2008.
     Foreign currency transaction gains (losses) relate primarily to working capital loans that the Company has made to its subsidiary OIS Japan and trade payables and receivables between subsidiaries OTM and OIS Europe. These transactions are expected to be settled in the foreseeable future. The Company recorded foreign currency transaction gains (losses) of $(65,000) and $324,000 for the three months ended December 31, 2008 and 2007, respectively, and the Company recorded foreign currency transaction gains (losses) of $(25,000) and $1,135,000 for the nine months ended December 31, 2008 and 2007, respectively. The related gains (losses) were recorded in other income (expense) in the accompanying condensed consolidated statements of operations. Loans made to its subsidiaries OTM and OIS Europe are expected be paid back to the Company as cash flows sufficient to repay the loans are generated.
     The Company and its OTM and OIS Europe subsidiaries periodically re-evaluate the operating plans and liquidity circumstances of each operating subsidiaries. The Company and its Mexico and Netherlands subsidiaries determined that the subsidiaries lack the ability to repay the outstanding balances of their respective intercompany loans in the foreseeable future. As a result, the Company renegotiated the terms of its notes with its Mexico and Netherlands subsidiaries. The Company’s board of directors memorialized the working capital loan agreements. The terms of the new loan agreements extend the maturity date of the loans plus all accrued interest for an additional five years to April 1, 2013. In the event the loans cannot be settled at the maturity date, the parties may agree that the loans will be renewed for periods of three years. The Company and its subsidiaries have agreed that interest will compound and accrue at the initial rate of 4.65% and shall be adjusted upward to the applicable federal rate, or AFR, for mid-term debt established by the U.S. Internal Revenue Service if the AFR for mid-term debt is higher than the initial rate on the first day of each calendar quarter.
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
     The following securities were excluded from basic and diluted net loss per share calculation because their inclusion would be anti-dilutive (in thousands):

	December 31,
	2008	2007
Options to purchase common stock	3,424	2,576
Restricted stock units	60	60
Warrants to purchase common stock	3,303	1,829

	6,787	4,465

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

     The Company completed a classification assessment of all of its freestanding derivative financial instruments as of December 31, 2008 and determined that such instruments meet the criteria for equity classification in accordance with EITF 00-19.
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
     In December 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”. This issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of Statement 133. This issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is in the process of determining the impact EITF 07-5 will have on its consolidated financial statements.
     Other accounting standards that have been issued or proposed by the FASB, the EITF, the SEC and or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.
Note 2. Going Concern, Liquidity and Financial Condition
The Company incurred a net loss of $3,320,000 and $15,431,000 for the three and nine months ended December 31, 2008, respectively. At December 31, 2008, the Company’s accumulated deficit amounted to $106,257,000. During the nine months ended December 31, 2008, net cash used in operating activities amounted to $14,592,000. At December 31, 2008, the Company’s working capital amounted to $647,000. The Company needs to raise additional capital from external sources in order to sustain its operations while continuing the longer term efforts contemplated under its business plan. The Company expects to continue incurring losses for the foreseeable future and must raise additional capital to pursue its product development initiatives, penetrate markets for the sale of its products and continue as a going concern. The Company cannot provide any assurance that it will raise additional capital. Management believes that the Company has access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means; however, the Company has not secured any commitment for new financing at this time nor can it provide any assurance that new financing will be available on commercially acceptable terms, if at all. If the economic climate in the U.S. does not improve or continues to deteriorate, the Company’s ability to raise additional capital could be negatively impacted. If the Company is unable to secure additional capital, it may be required to curtail its research and development initiatives and take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet it obligations. These measures could cause significant delays in the Company’s efforts to commercialize its products in the United States, which is critical to the realization of its business plan and the future operations of the Company. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.
     On April 1, 2008, the Company had a second closing, related to a registered direct offering effectuated on March 31, 2008, of an additional 18,095 shares of its common stock at a purchase price of $5.25 per share, and warrants to purchase an aggregate of 9,047 shares of common stock at an exercise price of $6.85 per share for gross proceeds of $95,000 (net proceeds of $36,000 after deducting the placement agent’s commission and other offering expenses).
     On January 26, 2009, the Company closed the first of three installments related to a private placement, of 427,759 shares of its common stock of which 294,691 shares were sold at a price of $1.13 per share and of which 133,068 shares were sold at a price of $1.255 per share for total proceeds of $500,000 and net proceeds of $450,000 (net of a $50,000 payment to a third party that assisted with the transaction) (Note 9).
     On January 30, 2009, the Company closed the second of three installments related to a private placement of 427,759 shares of its common stock of which 294,691 shares were sold at a price of $1.13 per share and of which 133,068 shares were sold at a price of $1.255 per share for total proceeds of $500,000 (Note 9). This investment was made ahead of the scheduled date of March 2, 2009.
     On February 6, 2009, the Company closed on a separate transaction with a group of accredited investors whereby the Company raised $1,752,803 in gross proceeds through a private placement of 1,499,404 Units. The exclusive placement agent for the offering received $122,696 for their services. The Company intends to use the proceeds received from the sale of the Units for working capital and general corporate purposes (Note 9).
Note 3. Condensed Consolidated Balance Sheet
Inventories
     Inventories consisted of the following (in thousands):

	December 31,	March 31,
	2008	2008
Raw materials	$302	$361
Finished goods	106	106

	408	467
Less: inventory allowances	(72)	(208)

	$336	$259

Notes Payable
     On June 14, 2006, the Company entered into a credit facility providing it with up to $5,000,000 of available credit. The facility permitted the Company to borrow up to a maximum of $2,750,000 for growth capital, $1,250,000 for working capital based on eligible accounts receivable and $1,000,000 in equipment financing. In June 2006, the Company drew an aggregate of $4,182,000 of borrowings under this facility. These borrowings are payable in 30 to 33 fixed monthly installments with interest at rates ranging from 12.4% to 12.7% per annum, maturing at various times through April 9, 2009. As of December 31, 2008, the Company has no unused availability under this credit facility since amounts drawn under the working capital facility were based upon an initial measurement of eligible accounts receivable.
     In connection with the borrowings under this facility, the Company also issued to the lender warrants to purchase up to 71,521 shares of its common stock at an exercise price of $18.00 per share. The aggregate fair value of all warrants issued to the lender under this arrangement amounts to $1,046,000. This amount was recorded as debt issue costs in the March 31, 2007 condensed consolidated balance sheet and is being amortized as interest expense over the term of the credit facility of 30 to 33 months. For the three months ended December 31, 2008 and 2007, the Company recorded $89,000 and $107,000, respectively, of non-cash interest expense related to the amortization of debt issue costs. For the nine months ended December 31, 2008 and 2007, the Company recorded $304,000 and $322,000, respectively, of non-cash interest expense related to the amortization of debt issue costs.

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
     On March 29, 2007, the Company entered into Amendment No. 1 to the loan agreement evidencing the credit facility described above. Pursuant to the amendment, the lender and the Company agreed that the lender’s security interest in the Company’s assets would not include the Company’s intellectual property unless and until the Company’s cash and cash equivalents fall below 600% of the Company’s average monthly operating expenses less non-cash charges. At December 31, 2008, the Company’s cash and cash equivalents position was not in excess of 600% of its average monthly operating expenses and therefore the lender holds a security interest in the Company’s intellectual property. On an ongoing basis, the Company will periodically review and assess whether the lender’s security interest should include the Company’s intellectual property. The Company’s intellectual property is used only as collateral and remains in the Company’s control unless the lender takes described action after an event of default by the Company under the loan agreements.
     In connection with the notes issued under the above credit facility, for the three months ended December 31, 2008 and 2007, the Company made $431,000 and $381,000 of principal payments, respectively, and for the nine months ended December 31, 2008 and 2007, the Company made $1,254,000 and $1,108,000 of principal payments, respectively. Additionally, for the three months ended December 31, 2008 and 2007, the Company made $27,000 and $77,000 of interest payments, respectively, and for nine months ended December 31, 2008 and 2007, the Company made $120,000 and $266,000 of interest payments, respectively. The aggregate remaining principal balance under this facility amounted to $575,000, which is included in the current portion of long-term debt in the accompanying condensed consolidated balance sheet at December 31, 2008.
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

Employment Agreements
     As of December 31, 2008, the Company has entered into employment agreements with five of its key executives. The agreements provide, among other things, for the payment of six to twenty-four months of severance compensation for terminations under certain circumstances. With respect to these agreements, at December 31, 2008, aggregated potential severance amounted to $1,828,000 and aggregated annual salaries amounted to $1,180,000.
     On September 4, 2008, the employment agreement of Mr. Mike Wokasch, the Company’s Chief Operating Officer’s was terminated, effective September 5, 2008. In connection with the termination, the Company is required to provide Mr. Wokasch with a lump sum severance payment of $275,000, which is equivalent to twelve months of his salary. Additionally, pursuant to the employment agreement, upon termination all non-vested options that were outstanding at the termination date became immediately exercisable. The Company recorded $1,168,000 of stock compensation expense related to the acceleration of the vesting. The options will expire twelve months from the date of termination, on September 5, 2009 (Note 6). The severance and stock compensation expense was recorded as a selling, general and administrative expense in the accompanying condensed consolidated statements of operations for the nine months ended December 31, 2008. The Company paid the severance on October 10, 2008.
Board Compensation
     On April 26, 2007, the Company’s board of directors adopted a Non-Employee Director Compensation Package (the “Compensation Package”) to provide members of the board and its committees with regular compensation. The Compensation Package provides for cash payments of $25,000 in two equal installments to each of the non-employee members of the board of directors. Directors who are members (but not the chairperson) of the audit committee receive an additional $5,000 per year. Directors who are members (but not the chairperson) of the compensation committee receive an additional $2,000 per year. The chairperson of the board of directors receives $15,000 annually, the lead director (if different from the chair person) receives $10,000 annually, the chairperson of the audit committee receives $10,000 annually, and the chairperson of each other committee receives $5,000 annually. Upon mutual agreement between the Compensation Committee and the Non-Employee Director’s, the Company may issue stock options in lieu of cash payments. Additionally, the Compensation Package also provides for the grant of options to each non-employee director under the 2006 Restated Stock Incentive Plan. Each new director will receive an initial option grant to purchase 50,000 shares of the Company’s common stock, which will vest over three years, and each non-employee director will receive an automatic annual grant of an option to purchase 15,000 shares of the Company’s common stock, which will vest monthly over a period of one year. The annual option grants were granted to non-employee directors following the annual stockholders meeting on August 27, 2008. In connection with the annual awards, on September 2, 2008, the Company granted 15,000 options to each of four non-employee directors at an exercise price of $2.82 per share which was the closing price of the Company’s common stock on the date of grant. Additionally, on December 9, 2008, the Company issued 25,000 options at $0.40 per share to each of three Non-Employee Director’s in lieu of cash payments that were due on November 1, 2008 (Note 6). One Non-Employee Director received a cash payment of $12,500.
Commercial Agreements
     On May 8, 2007, and June 11, 2007, the Company entered into separate commercial agreements with two unrelated customers granting such customers the exclusive right to sell the Company’s products in specified territories or for specified uses. Both customers are required to maintain certain minimum levels of purchases of the Company’s products in order to maintain the exclusive right to sell the Company’s products. Up-front payments amounting to $625,000 paid under these agreements have been recorded as deferred revenue. The short-term portion of the deferred revenue related to these agreements amounted to $97,500 which is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet at December 31, 2008. The up-front fees are being amortized on a straight-line basis over the terms of the underlying agreements. For the three and nine months ended December 31, 2008, the Company amortized $24,000 and $73,000, respectively, of deferred revenue related to these agreements which is included in product revenue in the accompanying condensed consolidated statement of operations.
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
Note 5. Stockholders’ Equity
Common Stock Issued in Registered Direct Offering
     On April 1, 2008, the Company conducted a second closing of a registered direct offering effectuated on March 31, 2008, in which the Company closed on an additional 18,095 shares of its common stock at a purchase price of $5.25 per share, and warrants to purchase an aggregate of 9,047 shares of common stock at an exercise price of $6.85 per share for gross proceeds of $95,000 (net proceeds of $36,000 after deducting the placement agent’s commission and other offering expenses).
Common Stock Purchase Warrants Issued to Non-Employee Director
     On November 7, 2006, the Company entered into a two-year consulting agreement with its new director, Robert Burlingame. Under the terms of the agreement, the Company issued to the director, a warrant to purchase 75,000 shares of the Company’s common stock, exercisable at a price equal to the Company’s common stock in its initial public offering in consideration of corporate advisory services. The warrant was fully exercisable and non-forfeitable at date of issuance. The warrant was valued using the Black-Scholes option pricing model. Assumptions used were as follows: fair value of the underlying stock of $9.00, which represented the expected mid-point of the IPO at the December 31, 2006 reporting date; risk-free interest rate of 4.70% percent; contractual life of 5 years; dividend yield of 0%; and volatility of 70%. The fair value of the warrants amounted to $350,000. Following the guidance enumerated in Issue 2 of EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, the Company is amortizing the fair value of the warrants over the two-year term of the consulting agreement which is consistent with its treatment of similar cash transactions. For the three months ended December 31, 2008 and 2007, the amortized fair value of the warrant amounted to $18,000 and $44,000, respectively, and for the nine months ended December 31, 2008 and 2007, the amortized fair value of the warrant amounted to $106,000 and $132,000, respectively. The amortized fair value was recorded as selling, general and administrative expense in the accompanying condensed consolidated statements of operations. The warrants are fully amortized as of December 31, 2008.
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

     The Company recognized in salaries and related expense in the condensed consolidated statements of operations $23,000 and $36,000 of stock-based compensation expense during the three months ended December 31, 2008 and 2007, respectively, and $90,000 and $112,000 of stock-based compensation expense during the nine months ended December 31, 2008 and 2007, respectively, which represents the intrinsic value amortization of options granted prior to April 1, 2006 that the Company is continuing to account for using the recognition and measurement principles prescribed under APB 25. At December 31, 2008, there was $40,000 of unrecognized compensation cost related to options that the Company accounted for under APB 25 through March 31, 2006. These costs are expected to be recognized over a weighted average remaining amortization period of two-thirds year.
     Effective April 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123(R) “Share Based Payment” (“SFAS 123(R)”) using the prospective transition method, which requires the fair value measurement and recognition of compensation expense for all share-based payment awards granted, modified and settled to the Company’s employees and directors after April 1, 2006. The Company’s condensed consolidated financial statements as of March 31, 2008 and for the three months ended December 31, 2008 and 2007, reflect the impact of SFAS 123(R). In accordance with the prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).
     The effect of recording stock-based compensation expense in accordance with the provisions of SFAS 123(R) is as follows (in thousands, except per share amounts):

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,
	2008	2007	2008	2007
Cost of service revenue	$4	$3	$11	$7
Research and development	25	40	94	101
Selling, general and administrative	130	283	1810	556

Total stock-based compensation	$159	$326	$1,915	$664

Effect on basic and diluted net loss per common share	$(0.01)	$(0.02)	$(0.12)	$(0.05)

     The Company recorded $1,168,000 of stock compensation expense related to the termination of the Company’s former Chief Operating Officer (Note 4). Pursuant to an employment agreement, the Company had a contractual obligation to accelerate the vesting of all of his outstanding options at the date of termination. The vesting acceleration was a pre-existing vesting condition rather than a modification to the original terms of the option agreements. Therefore, the Company was not required to record incremental compensation expense related to the vesting acceleration under the provisions of SFAS 123(R). The Company recorded the expense related to the vesting acceleration in selling, general and administrative expense in the accompanying condensed consolidated statement of operations for the nine months ended December 31, 2008.
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
     The Company estimated the fair value of employee stock awards using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,
	2008	2007	2008	2007
Expected life	5.9 years	6.0 years	6.0 years	5.6 years
Risk-free interest rate	1.63%	4.14%	1.83%	4.76%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Volatility	83%	79%	82%	72%

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
     A summary of all option activity as of December 31, 2008 and changes during the nine months then ended is presented below:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
	Shares	Exercise	Contractual	Value
Options	(000)	Price	Term	($000)
Outstanding at April 1, 2008	2,624	$5.67
Granted	1,255	0.89
Exercised	—	—
Forfeited or expired	(455)	7.08

Outstanding at December 31, 2008	3,424	$3.73	6.51	$1,802

Exercisable at December 31, 2008	1,967	$4.86	4.40	$783

     In addition to the above option activity, on April 26, 2007, an award of 60,000 stock units was issued to an officer of the Company. Each stock unit represents the right to receive a share of the Company’s common stock, in consideration of past services rendered and the payment by the officer of $3.00 per share, upon the settlement of the stock unit on a fixed date in the future. Half of the stock units, representing 30,000 shares, were forfeited on January 15, 2009 and the remaining 30,000 will be settled on January 15, 2010.
     The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the underlying fair value of the Company’s common stock ($1.43) for stock options that were in-the-money as of December 31, 2008.
     The Company granted 1,095,000 and 1,255,000 stock options to various employees and non-employee directors during the three and nine months ended December 31, 2008, respectively. The options granted during the three and nine months ended December 31, 2008, had a weighted-average grant date fair value of $0.28 and $0.61 per share, respectively. At December 31, 2008, there was unrecognized compensation costs of $2,824,000 related to stock options accounted for in accordance with the provisions of SFAS 123(R). The cost is expected to be recognized over a weighted-average amortization period of 2.89 years.
     The Company issues new shares of common stock upon exercise of stock options.
     As provided under the Company’s 2006 Stock Incentive Plan (“2006 Plan”), the aggregate number of shares authorized for issuance as awards under the 2006 Plan automatically increased on April 1, 2008 by 795,180 shares (which number constitutes 5% of the outstanding shares on the last day of the year ended March 31, 2008). Remaining shares authorized for issuance from the 2006 Plan at December 31, 2008 was 686,917.
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
     The following tables present information about reportable segments (in thousands):

		Europe/
Three months ended December 31, 2008	U.S.	ROW	Mexico	Total
Product revenues	$85	$114	$800	$999
Service revenues	222	—	—	222

Total revenues	307	114	800	1,221
Depreciation and amortization expense	(95)	(54)	(25)	(174)
Loss from operations	(3,165)	(155)	(37)	(3,357)
Interest expense	(113)	—	—	(113)
Interest income	17	—	—	17

		Europe/
Three months ended December 31, 2007	U.S.	ROW	Mexico	Total
Product revenues	$39	$208	$596	$843
Service revenues	223	—	—	223

Total revenues	262	208	596	1,066
Depreciation and amortization expense	108	57	24	189
Loss from operations	(4,963)	(330)	(261)	(5,554)
Interest expense	(199)	—	—	(199)
Interest income	150	—	—	150

		Europe/
Nine months ended December 31, 2008	U.S.	ROW	Mexico	Total
Product revenues	$217	$532	$2,469	$3,218
Service revenues	695	—	—	695

Total revenues	912	532	2,469	3,913
Depreciation and amortization expense	(301)	(176)	(140)	(617)
Loss from operations	(14,464)	(488)	(107)	(15,059)
Interest expense	(424)	—	—	(424)
Interest income	149	—	—	149

		Europe/
Nine months ended December 31, 2007	U.S.	ROW	Mexico	Total
Product revenues	$146	$446	$1,553	$2,145
Service revenues	764	—	—	764

Total revenues	910	446	1,553	2,909
Depreciation and amortization expense	311	168	69	548
Loss from operations	(14,268)	(1,276)	(1,105)	(16,649)
Interest expense	(844)	—	—	(844)
Interest income	556	—	—	556
Sales by geography reported in the Europe/ROW segment is as follows (in thousands):

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,
	2008	2007	2008	2007
India	$30	$56	$90	$83
China	—	—	79	—
Europe and other	84	152	363	363

Total Europe/ROW	$114	$208	$532	$446

The following table shows property and equipment balances by segment (in thousands):

	December 31,	March 31,
	2008	2008
U.S.	$963	$1,193
Europe/ROW	520	754
Mexico	191	356

	$1,674	$2,303

The following table shows total asset balances by segment (in thousands):

	December 31,	March 31,
	2008	2008
U.S.	$3,653	$20,974
Europe/ROW	1,069	1,271
Mexico	1,115	1,367

	$5,837	$23,612

Note 9. Subsequent Events
Modification of Common Stock Warrant Agreements
     On January 22, 2009, the Company’s Board of Directors authorized the Company’s management to modify certain common stock warrant agreements. The modifications will be subject to negotiation and the warrant holders giving up certain rights. In the event management and the warrant holders agree to terms, the expiration dates of these warrant agreements could be extended to January 27, 2014. The warrant agreements were originally due to expire on various dates between January 30, 2009 and November 10, 2011. In the three months ended March 31, 2009, the Company may record in selling, general and administrative expense of its consolidated statement of operations, incremental fair value related to these warrants in the amount up to $332,000. The incremental fair value was calculated using the Black-Scholes pricing model. Weighted-average assumptions used were as follows: weighted average exercise price of $10.78 per share; risk-free interest rate 1.61%; contractual life of five years, dividend yield of 0.0%; and volatility of 83%. The total number of common shares to be issued if all warrants are exercised is 866,255 shares.

Private Placement of Common Stock on January 26, 2009
     On January 26, 2009, the Company entered into Security Purchase Agreements with VetCure Inc., a California corporation, (“VetCure”) which is owned by, the Company’s Director, Robert Burlingame, and an accredited investor, whereby VetCure and its affiliate agreed to make a $3,000,000 investment in the Company in exchange for the exclusive rights to distribute and sell Vetericyn Wound Care product for animals in the United States and an aggregate of 2,566,725 million shares of common stock with warrants. The Company intends to use the $3,000,000 cash infusion as general working capital and to help accelerate its commercial activities in the United States, China, Europe, Mexico, India and select Middle East countries. Additionally, related to this transaction, the Company paid a fee of $50,000 to a third party that assisted with the transaction.
The Company entered into the following Security Purchase Agreements:
Purchase Agreement with Robert Burlingame, a Director of the Company:
     On January 26, 2009, the Company entered into, and closed the first installment, of a Purchase Agreement with Robert Burlingame (the “Burlingame Agreement”). Mr. Burlingame has served as a member of the Company’s Board of Directors since November 2006. Pursuant to the terms of the Burlingame Agreement, Mr. Burlingame agreed to make a $1,000,000 investment in the Company, which was paid, or will be paid, in the following installments:
•	$167,000 received on January 26, 2009;

•	$167,000 received on January 30, 2009; and

•	$666,000 no later than August 1, 2009.
     In exchange for his investment, the Company has agreed to issue to Mr. Burlingame a total of 796,813 shares of common stock in three tranches, pro rata to the investment amounts paid by Mr. Burlingame on each date that Mr. Burlingame provides funds.
     In addition, the Company agreed to issue to Mr. Burlingame Series A Warrants to purchase a total of 500,000 shares of common stock at an exercise price of $1.87 per share in three tranches pro rata to the investment amounts paid. The Series A Warrants are exercisable after six months and have a five-year term. The Series A Warrants also have a cashless feature (net share settlement) in the event the shares of common stock underlying the Series A Warrants are not registered.
Purchase Agreement with an Accredited Investor:
     On January 26, 2009, the Company entered into, and closed the first installment, of a second Purchase Agreement with an accredited Investor.. Pursuant to the terms of the Purchase Agreement, the Investor has agreed to make a $2,000,000 investment in the Company, which was paid, or will be paid, in the following installments:
•	$333,000 received on January 23, 2009;

•	$333,000 received on January 30, 2009; and

•	$1,334,000 no later than August 1, 2009.
     In exchange for this investment, the Company agreed to issue to the Investor a total of 1,769,912 shares of common stock in three tranches, pro rata to the investment amounts paid by the Investor on each date the Investor provides funds.
     In addition, the Company agreed to issue to the Investor Series A Warrants to purchase a total of 1,000,000 shares of common stock at an exercise price of $1.87 per share in three tranches pro rata to the investment amounts paid. The Series A Warrants are exercisable after six months and have a five-year term. The Series A Warrants also have a cashless feature (net share settlement) in the event the shares of common stock underlying the Series A Warrants are not registered.
     The Company also agreed to issue to the Investor Series B Warrants to purchase an additional 2,000,000 shares of common stock at an exercise price of $1.13 per share in three tranches pro rata to the investment amounts paid by the Investor. The Series B Warrants are exercisable after six months and have a three-year term. In addition, for every two shares of common stock the Investor purchases upon exercise of a Series B Warrant, the Investor will receive an additional Series C Warrant to purchase one share of common stock. The Series C Warrant is exercisable after six months and will have an exercise price of $1.94 and a five-year term. The Company will only be obligated to issue Series C Warrants to purchase up to 1,000,000 shares of common stock.
Revenue Sharing Distribution Agreement with VetCure
     On January 26, 2009, the Company entered into a Revenue Sharing Distribution Agreement (the “Distribution Agreement”) with VetCure, appointing them the exclusive distributor of the Company’s Vetericyn Wound Care product for animals in the United States. Pursuant to the terms of the Distribution Agreement, VetCure may distribute Vetericyn Wound Care only to persons and entities located and taking delivery within the United States. The Distribution Agreement does not limit the Company’s marketing or distribution activities or the ability to appoint other dealers, distributors, licensees or agents outside of the United States. As the exclusive distributor of Vetericyn Wound Care product in the United States, VetCure has agreed to use commercially reasonable efforts to successfully market Vetericyn Wound Care on a continuing basis. The Company agreed to issue to VetCure or its designees 433,275 shares of common stock within 10 business days of the execution of the Distribution Agreement. The fair value of the shares on January 26, 2009 was $476,603.
Private Placement of Common Stock on February 6, 2009
     On February 6, 2009, the Company entered into Purchase Agreements with a group of accredited investors whereby the Company raised $1,752,803 in gross proceeds through a private placement of 1,499,404 Units. The exclusive placement agent for the offering received $122,696 for their services. The Company intends to use the proceeds received from the sale of the Units for working capital and general corporate purposes.
For each $116.90 invested, an investor received:
•	One hundred shares of our common stock, par value $0.0001 per share;

•	A Series A Warrant to purchase fifty-eight shares of common stock at an exercise price of $1.87 per share. The Series A Warrants are exercisable after six months and have a five year term;

•	A Series B Warrant to purchase seventy-eight shares of common stock at an exercise price of $1.13 per share. The Series B Warrants are exercisable after six months and have a three year term; and

•	For every two shares of common stock the investor purchases upon exercise of a Series B Warrant, the investor will receive an additional Series C Warrant to purchase one share of common stock. The Series C Warrant shall be exercisable after six months and will have an exercise price of $1.94 and a five year term.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as of December 31, 2008 and our audited consolidated financial statements for the year ended March 31, 2008 included in our report on Form 10-K, that was filed with the Securities and Exchange Commission on June 13, 2008.
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
     We currently make Microcyn available under our three 510(k) clearances in the United States, primarily through our website and several regional distributors as a test marketing effort. In the quarter ending December 31, 2008, we initiated a more aggressive commercialization into the podiatry market in the United States. In addition, an over-the-counter “first responder” pen application (MyClyns) with Microcyn has been marketed in the United States since January 2008, by our partner Union Springs Pharmaceuticals (a subsidiary of the Drug Enhancement Company of America, or DECA).
     We have announced the development of a MicroGel and a delivery device for Microcyn, both of which will require 510k approval in the US as well as approvals in Europe, China, India and Mexico. We expect to obtain those approvals and initiate commercialization during our next fiscal year in all of these countries.
     We currently rely on exclusive agreements with country-specific distributors for the sale of Microcyn-based products in Europe. In Mexico, we sell Microcyn through a network of distributors and through a contract sales force dedicated exclusively to selling Microcyn, including salespeople, nurses and clinical support staff. In India, we sell through Alkem, the fifth largest pharmaceutical company in India. The first full year of Microcyn product distribution in India was in 2008. In China, we signed a distribution agreement with China Bao Tai, which secured marketing approval from the SFDA in March 2008. China Bao Tai intends to begin distribution of Microcyn-based products to hospitals, doctors and clinics through Sinopharm, the largest pharmaceutical group in China. China Bao Tai and Sinopharm are in the process of providing samples broadly to many hospitals and doctors throughout many provinces in China in anticipation of a product launch after approval for reimbursement has been obtained.
     Our goal for fiscal 2010 is to achieve the following milestones:
•	Identify and initiate partnerships and/or distribution agreements for Microcyn both inside and outside the United States;

•	Reduce operating costs while increasing revenues;

•	Secure expanded U.S. label claims on 510(k)-cleared products;

•	Launch Microcyn Rx and OTC into U.S. podiatry market;

•	Secure regulatory approvals and launch MicrocynGel into U.S., China, Mexico, the EU and India;

•	Support our partners in China with introduction of Dermacyn into strategic wound care facilities; and

•	File and obtain additional patents on new formulations and drug delivery systems.
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
Financial Operations Overview
Comparison of Three Months Ended December 31, 2008 and 2007
  Overview
     Sales in Mexico increased 34% during the three months ended December 31, 2008, with the largest increase in sales to hospitals despite the significant negative impact of a 24% decline in the value of the peso at the end of the quarter compared to December 31, 2007. We also initiated significant cost-reduction measures the three months ended December 31, 2008, in our U.S. operations, which reduced our headcount from 56 to 29 in the U.S. combined with anticipated additional cost reductions in the quarter ending March 31, 2009. We believe that these reductions will lead to decreases in net losses in the upcoming quarters, and accelerate our path to profitability.
Revenues
     We experienced 19% growth in product revenues and about the same sales in our services business, resulting in reported revenues of $1.2 million during the three months ended December 31, 2008. The $156,000 increase in product revenues was due primarily to $204,000 higher sales in Mexico, up 34% over the same period last year. Without the drop in the value of the peso during the quarter, the product growth in Mexico would have been 61%. Unit sales of our 240-milliliter presentation, sold mostly to pharmacies in Mexico increased 15% over the prior year to a monthly average of 32,000 units. Generally, the third quarter is our weakest quarter of the year due to typically low sales in Mexico for health care in the month of December. Sales to hospitals in Mexico increased by $200,000 over the year ago period, due to both higher sales volumes, up 118%, and higher averages selling prices. Europe and the Rest of the World, or Europe/ROW, sales decreased over the prior year due to lower sales to Slovakia and India, caused by irregular shipments and price adjustments. Product sales in the US were up slightly, showing the initial signs of the launch into the podiatry market.
     The following table shows our product revenues by geographic region (in thousands):

	Three months ended
	December 31,		Increase/	Increase/
	2008	2007	(Decrease)	(Decrease)
U.S.	$85	$39	$46	118%
Europe/ROW	114	208	(94)	(45)%
Mexico	800	596	204	34%

Total	$999	$843	$156	19%

     Service revenues were $222,000 maintaining a similar level to our sales in the prior year, as we continue our strategy of maintaining, not growing this business, and focusing primarily on our Microcyn business.
Gross Profit / Loss
     We reported gross profit from our Microcyn products business of $686,000, or 69% of product revenues, during the three months ended December 31, 2008, compared a gross profit of $335,000, or 40%, in the year ago period. This increase was primarily due to lower costs in Europe and improved efficiency and higher sales volumes in our Mexico operations, which improved margins to 77% during the three months ended December 31, 2008, compared to 73% a year ago. The lower costs in Europe put our European operation in a positive gross margin position during the three months ended December 31, 2008, compared to a gross loss position in the year ago period. Our services business continues to be slightly profitable from period to period.
     We expect gross profit to increase as a percentage of sales in future periods as we consolidate our manufacturing operations and reduce our fixed costs as product revenues grow.

Research and Development Expense
     Research and development expense consists primarily of costs associated with personnel, materials, and clinical trials within our product development, regulatory and clinical organizations. Research and development expense decreased $1.6 million, or 64%, to $933,000 for the three months ended December 31, 2008, from $2.6 million for the three months ended December 31, 2007. This decrease was primarily the result of $1.0 million lower outside clinical fees as our company was actively engaged in completing our Phase II clinical trial for the treatment of diabetic foot ulcers during the quarter ended December 31, 2007. In addition, we eliminated the supporting clinical staff and focused on finding a partner to complete the pivotal trials. Other regulatory and research staff were also reduced during the period consistent with our overall cost reduction initiatives.
     We anticipate that our research and development expense will decline as a result of the reduction of research and development personnel, and the transfer of the clinical trial costs to a potential partner. We anticipate that most of the impact of these reductions will be reflected in the quarter ending March 31, 2009.
Selling, General and Administrative Expense
     Selling, general and administrative expense consists primarily of costs associated with sales, marketing and administrative personnel, as well as other corporate expenses such as legal, accounting, and insurance. Selling, general and administrative expense decreased $379,000, or 11%, to $2.9 million during the three months ended December 31, 2008, from $3.3 million during the three months ended December 31, 2007. This decrease was primarily due to reduction of personnel and related salary costs, legal expenses and stock compensation expenses. This decrease was partially offset by higher sales and marketing consulting fees of $320,000 associated with market research and other pre-launch expenses related to our US Microcyn wound care product launch, which occurred in October 2008.
     We expect that our selling, general and administrative expenses will decline in the quarter ending March 31, 2009 as we reduced the number of selling, general, and administrative personnel in the U.S. from 22 to 14 over the last two quarters. The increase in selling costs related to our product launch in the US will partially offset the decline related to the overall reduction in force and will eventually cause an increase in this expense category as we grow our sales in the US.
Interest income and expense and other income and expense
     Interest expense decreased $86,000 to $113,000 for the three months ended December 31, 2008, from $199,000 in the year ago period, due to the payments made on debt in the prior year. Total outstanding debt decreased $1.7 million to $776,000 at December 31, 2008, from $2.5 million at December 31, 2007. Interest income decreased $133,000, to $17,000 for the three months ended December 31, 2008, from $150,000 in the year ago period, primarily due to the decrease in our interest bearing cash balance over the past year.
     Other income and expense decreased $383,000 to net other expense of $84,000 for the three months ended December 31, 2008, from net other income of $299,000 for the three months ended December 31, 2007. Primarily this decrease was due to our intercompany notes to Europe and Mexico being reclassified during the period as long term, and therefore no foreign currency adjustment was required to revalue the notes. In prior periods, this account consisted of charges due to the fluctuation of foreign exchange rates, and the resulting gain or loss recognized for the revaluation of our intercompany notes payable denominated in non-local currencies.
Net Loss
     Net loss for the three months ended December 31, 2008 was $3.3 million, down $2.0 million from $5.3 million for the same period last year. Stock compensation expenses for the three months ended December 31, 2008 and 2007 were $200,000 and $406,000 respectively.
Comparison of Nine Months Ended December 31, 2008 and 2007
Revenues
     We experienced 50% growth in product revenues and a slight decline in our services business resulting in reported revenues of $3.9 million during the nine months ended December 31, 2008. The $1.1 million increase in product revenues was due primarily to $916,000 higher sales in Mexico. Mexico sales increased 59% on higher unit volumes of our Microcyn wound care product to hospitals and pharmacies, as well as higher average selling prices in both our 5-liter and our 240-milliliter presentations. Sales of 240-milliliter units in Mexico increased 33% on improvements to both units sold and higher average selling prices as compared to the year ago period. Additionally, sales to hospitals in Mexico increased 140% on both higher unit shipments and selling prices. Europe/Rest of the World sales have increased over the prior year due primarily to a $79,000 initial sale to our customer China Bao Tai in China during Q2, as well as sales growth to our customers in India, Singapore, and Italy.
     The following table shows our product revenues by geographic region (in thousands):

	Nine months ended
	December 31,
	2008	2007	Increase	Increase
U.S.	$217	$146	$71	49%
Europe/ROW	532	446	86	19%
Mexico	2,469	1,553	916	59%

Total	$3,218	$2,145	$1,073	50%

     The $69,000, or 9%, decline in service revenues was due to a decrease in the number of tests provided by our services business.
Gross Profit / Loss
     We reported gross profit from our Microcyn products business of approximately $2.0 million, or 63% of product revenues, during the nine months ended December 31, 2008, compared a gross profit of $858,000, or 40%, in the year ago period. This increase was primarily due to lower costs in Europe and the improvements in our Mexico operations, which have improved margins to 74% during the nine months ended December 31, 2008, compared to 70% a year ago. Lower costs in Europe have put our European operation in a positive gross margin position during the nine months ended December 31, 2008, compared to a gross loss position in the year ago period. Our services business continues to be at or near breakeven as it was in the year ago period.
Research and Development Expense
     Research and development expense declined $1.4 million, or 20%, to $5.6 million for the nine months ended December 31, 2008, compared to $7.1 million in the year ago period. Most of the decrease was attributable to outside clinical expenses, which were $1.8 million higher in the same period last year, which related the costs of the Phase II clinical trial last year. During the first part of the fiscal year we increased our personnel, while in the later part of Q2 and in Q3 we significantly reduced the number of people in research and development, so that the net cost of personnel was about the same. This expense also includes severance costs of $290,000.
Selling, General and Administrative Expense
     Selling, general and administrative expense increased $1.1 million, or 10%, to $11.5 million during the nine months ended December 31, 2008, from $10.4 million during the nine months ended December 31, 2007. Primarily, this increase was due to a $2.1 million increase in non-cash stock compensation expenses associated with the options granted to employees, including the $1.1 million of stock compensation charges for the accelerated vesting of stock options as part of the separation agreement with terminated employees. In addition, there was $436,000 of severance expense associated with these terminations during the period. Sales and marketing fees were also higher by $458,000 primarily associated with market research, pre-launch and launch expenses associated with our US Microcyn wound care product introduction to podiatrists, which occurred in October, 2008. These increases were offset in part by $725,000 lower bonus expense as only select bonuses were accrued for in the current year, compared to the larger executive and employee bonus plan that was accrued for in the year ago period.
     Due to significant reductions in headcount and projects, we expect these overall expenses to decline with most of the impact displayed in the quarter ending March 31, 2009. These expenses will grow in future periods as we spend more money on expanding the sales in the US market.

Interest income and expense and other income and expense
     Interest expense decreased $420,000, or 50%, to $424,000 for the nine months ended December 31, 2008, from $844,000 in the year ago period, due to the payments made on debt over the prior year. Total outstanding debt decreased $1.7 million to $776,000 at December 31, 2008, from $2.5 million at December 31, 2007. Interest income decreased $407,000, to $149,000 for the nine months ended December 31, 2008, from $556,000 in the year ago period, primarily due to the decrease in our interest bearing cash balance over the past year.
     Other income and expense decreased $1.2 million to net other expense of $97,000 for the nine months ended December 31, 2008, from net other income of $1.1 million for the nine months ended December 31, 2007. Primarily this decrease was due to our intercompany notes to Europe and Mexico being reclassified in Q2 as long term, and therefore no foreign currency adjustment was required to revalue the notes in this quarter. In prior periods, this account consisted of charges due to the fluctuation of foreign exchange rates, and the resulting gain or loss recognized for the revaluation of our intercompany notes payable denominated in non-local currencies.
Net Loss
     Net loss for the nine months ended December 31, 2008 was $15.4 million, down $0.5 million from $15.9 million for the same period last year. Stock compensation expense for the nine months ended December 31, 2008 and 2007 were $2.1 million and $916,000 respectively.
Liquidity and Capital Resources
     Since our inception, we have incurred significant losses. As of December 31, 2008, we had an accumulated deficit of $106.3 million. We have not yet achieved profitability, and we expect that our operating losses will decline in the future due to cost reductions completed during the last two quarters and the increase in sales. Even with this reduction in operating expense, we will need to raise additional capital to sustain our business until such time that we are able to generate sufficient product revenues to achieve profitability.
Sources of Liquidity
     As of December 31, 2008, we had unrestricted cash and cash equivalents of $2.4 million. Since our inception, substantially all of our operations have been financed through sales of equity securities. Other sources of financing that we have used to date include our revenues, as well as various loans.
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
     In June 2006, we entered into a loan and security agreement with a financial institution to borrow a maximum of $5.0 million. Under this facility we have borrowed $4.2 million, and have paid back $3.6 million in principal as of December 31, 2008. The terms of this facility include monthly principal payments over three years, plus interest payments of 8.5% per annum.
     On January 26, 2009, we entered into Purchase Agreements and a Revenue Sharing Agreement with VetCure Inc., a California corporation, (“VetCure”), one of our Directors, Robert Burlingame, and an accredited investor, whereby VetCure and its affiliates agreed to make a $3.0 million investment in our Company in exchange for the exclusive rights to distribute and sell Vetericyn Wound Care product for animals in the United States and an aggregate of 3.0 million shares of common stock with warrants. Of the $3.0 million investment, $500,000 was paid at the time of signing, $500,000 on January 30, 2009 and the rest will be paid on or before August 1, 2009. On February 6 2009, we entered into Purchase Agreements with a group of institutional investors whereby we raised $1.75 million in gross proceeds through a private placement of 1.5 million shares of common stock with warrants. We intend to use the $4.7 million cash infusion as general working capital and to help accelerate our commercial activities in the United States, China, Europe, Mexico, India and select Middle East countries.

Cash Flows
     As of December 31, 2008, we had unrestricted cash and cash equivalents of $2.4 million, compared to $18.8 million at March 31, 2008.
     Net cash used in operating activities during the nine months ended December 31, 2008 was $14.6 million, primarily due to the $15.4 million net loss for the period, and to a $1.3 million decrease in accounts payable, primarily the result of payments made for the placement fee of our registered direct fundraising in March 2008 that were outstanding at March 31, 2008, and a $1.3 decrease in accrued expenses, related mostly to accrued bonuses earned during the fiscal year ended March 31, 2008. These uses of cash were offset in part by non-cash charges during the nine months ended December 31, 2008, including $2.1 million of stock-based compensation, $617,000 of depreciation and amortization and $304,000 of non-cash interest expense, and $219,000 of loss on the disposal of capital equipment. Net cash used in operating activities during the nine months ended December 31, 2007 was $14.0 million, primarily due to the $15.9 million net loss for the period, and to a lesser extent a $1.1 million decrease in accounts payable due to the timing of payments made to our vendors and $1.1 million of foreign currency gain. These uses of cash were offset in part by non-cash charges during the nine months ended December 31, 2007, including $916,000 of stock-based compensation, $548,000 of depreciation and amortization, $415,000 of non-cash interest expense and $1.2 million decrease in accrued expenses.
     Net cash used in investing activities was $325,000, and $414,000 for the nine months ended December 31, 2008 and 2007, respectively. Primarily this cash was used during the periods for purchasing lab and manufacturing equipment.
     Net cash used in financing activities was $1.4 million for the nine months ended December 31, 2008. Primarily this cash was used for the repayment of outstanding debt during the period. Net cash provided by financing activities was $5.6 million for the nine months ended December 31, 2007. This primarily included full payment on a $4.0 million note payable to Robert Burlingame and $9.1 million of net funds received in connection with a private placement of common stock.
Operating Capital and Capital Expenditure Requirements
     We incurred a net loss of $15.4 million for the nine months ended December 31, 2008. At December 31, 2008 and March 31, 2008, our accumulated deficit amounted to $106.2 million and $90.8 million, respectively. At December 31, 2008, our working capital amounted to $647,000.
     We need to raise additional capital from external sources in order to sustain our operations while continuing the longer term efforts contemplated under our business plan. We expect to continue incurring losses for the foreseeable future and must raise additional capital to pursue our product development initiatives, to penetrate markets for the sale of our products and for us to continue as a going concern. We cannot provide any assurance that we will raise additional capital. If the economic climate in the U.S. does not improve or continues to deteriorate, our ability to raise additional capital could be negatively impacted. If we are unable to raise additional capital, we will be required to curtail certain operating activities, and implement additional cost reductions in an effort to conserve capital in amounts sufficient to sustain operations and meet it obligations for the next twelve months. These matters raise substantial doubt about our ability to continue as a going concern. We believe that we have access to capital resources through public or private equity offerings, debt financings, corporate collaborations or other means; however, we have not secured any commitment for new financing at this time nor can we provide any assurance that new financing will be available on commercially acceptable terms, if at all. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve cash. These measures could cause significant delays in our efforts to commercialize our products in the United States, which is critical to the realization of our business plan and our future operations.
     We have undertaken initiatives to reduce costs in an effort to conserve liquidity. Future pivotal trials will require the selection of a partner and must also be completed in order for us to commercialize Microcyn as a drug product in the United States. Commencement of the pivotal clinical trials will be delayed until we find a strategic partner to fund these trials. Without a strategic partner or additional capital, our pivotal clinical trials will be delayed for a period of time that is currently indeterminate.
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
Off-Balance Sheet Arrangements
     As of December 31, 2008, we did not have any off-balance sheet arrangements.
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
     (b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A: Risk Factors
     There have been no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, as filed with the SEC on June 13, 2008, except as follows:
We have a history of losses, we expect to continue to incur losses and we may never achieve profitability.
     We incurred a net loss of $3,320,000 and $15,431,000 for the three and nine months ended December 31, 2008, respectively. At December 31, 2008, our accumulated deficit amounted to $106,257,000. During the six months ended December 31, 2008, our net cash used in operating activities amounted to $14,592,000. At December 31, 2008, our working capital amounted to $647,000. We have yet to demonstrate that we can generate sufficient sales of our products to become profitable. The extent of our future operating losses and the timing of profitability are highly uncertain, and we may never achieve profitability. Even if we do generate significant revenues from our product sales, we expect that increased operating expenses will result in significant operating losses in the near term as we, among other things:
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
Declining general economic or business conditions may have a negative impact on our business.
     Concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased volatility and diminished expectations for the global economy and expectations of slower global economic growth going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated a global economic slowdown. If the economic climate in the U.S. does not improve or continues to deteriorate, our business, including our patient population, our suppliers and our third-party payors, could be negatively affected, resulting in a negative impact on our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any unregistered securities during the quarter ended December 31, 2008.

Item 3. Default Upon Senior Securities
We did not default upon any senior securities during the quarter ended December 31, 2008.
Item 4. Submission of Matters to a Vote of the Security Holders
We did not submit any matters to a vote of security holders during the quarter ended December 31, 2008.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit
Number	Description

3.1(i)	Restated Certificate of Incorporation of Registrant (incorporated by reference to the exhibit of the same number filed with the Company’s Annual Report on Form 10-K (File No. 001-3216) for the year ended March 31, 2007).

3.1(ii)	Amended and Restated Bylaws of Registrant, as amended effective June 11, 2008 (incorporated by reference to exhibit of same number filed with the Company’s Annual Report on Form 10-K (File No. 001-3216) for the year ended March 31, 2008).

4.1	Specimen Common Stock Certificate (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).

4.2	Warrant to Purchase Series A Preferred Stock of Registrant by and between Registrant and Venture Lending & Leasing III, Inc., dated April 21, 2004 (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).

4.3	Warrant to Purchase Series B Preferred Stock of Registrant by and between Registrant and Venture Lending & Leasing IV, Inc., dated June 14, 2006 (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).

4.4	Form of Warrant to Purchase Common Stock of Registrant (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).

4.5	Form of Warrant to Purchase Common Stock of Registrant (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).

4.6	Amended and Restated Investors Rights Agreement, effective as of September 14, 2006 (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).

4.7	Form of Promissory Note issued to Venture Lending & Leasing III, Inc. (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).

4.8	Form of Promissory Note (Equipment and Soft Cost Loans) issued to Venture Lending & Leasing IV, Inc. (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).

4.9	Form of Promissory Note (Growth Capital Loans) issued to Venture Lending & Leasing IV, Inc. (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).

4.10	Form of Promissory Note (Working Capital Loans) issued to Venture Lending & Leasing IV, Inc. (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).

4.11	Form of Warrant to Purchase Common Stock of Registrant (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).

4.12	Form of Warrant to Purchase Common Stock of Registrant (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).

4.13	Form of Warrant to Purchase Common Stock of Registrant (incorporated by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 13, 2007).

4.14	Form of Warrant to Purchase Common Stock of Registrant (incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 28, 2008).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

#	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oculus Innovative Sciences, Inc.

Date: February 13, 2009	By:	/s/ Hojabr Alimi

Hojabr Alimi
	Its:	Chairman of the Board of Directors and
Chief Executive Officer (Principal Executive Officer)

Date: February 13, 2009	By:	/s/ Robert Miller

Robert Miller
	Its:	Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit
Number	Description

3.1(i)	Restated Certificate of Incorporation of Registrant (incorporated by reference to the exhibit of the same number filed with the Company’s Annual Report on Form 10-K (File No. 001-3216) for the year ended March 31, 2007).

3.1(ii)	Amended and Restated Bylaws of Registrant, as amended effective June 11, 2008 (incorporated by reference to exhibit of same number filed with the Company’s Annual Report on Form 10-K (File No. 001-3216) for the year ended March 31, 2008).

4.1	Specimen Common Stock Certificate (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).

4.2	Warrant to Purchase Series A Preferred Stock of Registrant by and between Registrant and Venture Lending & Leasing III, Inc., dated April 21, 2004 (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).

4.3	Warrant to Purchase Series B Preferred Stock of Registrant by and between Registrant and Venture Lending & Leasing IV, Inc., dated June 14, 2006 (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).

4.4	Form of Warrant to Purchase Common Stock of Registrant (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).

4.5	Form of Warrant to Purchase Common Stock of Registrant (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).

4.6	Amended and Restated Investors Rights Agreement, effective as of September 14, 2006 (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).

4.7	Form of Promissory Note issued to Venture Lending & Leasing III, Inc. (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).

4.8	Form of Promissory Note (Equipment and Soft Cost Loans) issued to Venture Lending & Leasing IV, Inc. (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).

4.9	Form of Promissory Note (Growth Capital Loans) issued to Venture Lending & Leasing IV, Inc. (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).

4.10	Form of Promissory Note (Working Capital Loans) issued to Venture Lending & Leasing IV, Inc. (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).

4.11	Form of Warrant to Purchase Common Stock of Registrant (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).

4.12	Form of Warrant to Purchase Common Stock of Registrant (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).

4.13	Form of Warrant to Purchase Common Stock of Registrant (incorporated by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 13, 2007).

4.14	Form of Warrant to Purchase Common Stock of Registrant (incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 28, 2008).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

#	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act.