Form 10-K
period 2009-03-31
Oculus Innovative Sciences, Inc.
filed 2009-06-11
CIK 1367083

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2009
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from to

Commission File Number: 001-33216

OCULUS INNOVATIVE SCIENCES, INC.
(Exact name of registrant as specified in its charter)

Delaware	68-0423298
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1129 N. McDowell Blvd.
Petaluma, California 94954
(Address of principal executive offices) (Zip Code)

(707) 782-0792
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

common stock, $0.0001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of September 30, 2008, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was approximately $28.0 million, based on the closing price of the common stock as reported on the NASDAQ Global Market for that date.

There were 20,136,722 shares of the registrant’s common stock issued and outstanding on June 4, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Item 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2009 Annual Meeting of Stockholders.

PART I

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “expects,” “anticipates,” “suggests,” “believes,” “intends,” “estimates,” “plans,” “projects,” “continue,” “ongoing,” “potential,” “expect,” “predict,” “believe,” “intend,” “may,” “will,” “should,” “could,” “would” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about, but not limited to: the progress and timing of our development programs and regulatory approvals for our products; the benefits and effectiveness of our products; the ability of our products to meet existing or future regulatory standards; the progress and timing of clinical trials and physician studies; our expectations related to the use of our cash reserves; our expectations and capabilities relating to the sales and marketing of our current products and our product candidates; our ability to compete with other companies that are developing or selling products that are competitive with our products; the establishment of strategic partnerships for the development or sale of products; the timing of commercializing our products; our relationship with Quimica Pasteur; our ability to penetrate markets through our sales force, distribution network, and strategic business partners and generate attractive margins; the expansion of our sales force and distribution network; the ability to attain specified revenue goals within a specified time frame, if at all, or to reduce costs; the outcome of discussions with the FDA and other regulatory agencies; the content and timing of submissions to, and decisions made by, the FDA and other regulatory agencies, including demonstrating to the satisfaction of the FDA the safety and efficacy of our products; our ability to manufacture sufficient amounts of our product candidates for clinical trials and products for commercialization activities; our ability to protect our intellectual property and operate our business without infringing on the intellectual property of others; our ability to continue to expand our intellectual property portfolio; our expectations about the outcome of litigation and controversies with third parties; our ability to attract and retain qualified directors, officers and employees; our expectations relating to the concentration of our revenue from international sales; our ability to expand to and commercialize products in markets outside the wound care market; and the impact of the Sarbanes-Oxley Act of 2002 and any future changes in accounting regulations or practices in general with respect to public companies.

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, our ability to develop and commercialize new products; the risk of unanticipated delays in research and development efforts; the risk that we may not obtain reimbursement for our existing test and any future products we may develop; the risks and uncertainties associated with the regulation of our products by the U.S. Food and Drug Administration; our ability to compete against third parties; our ability to obtain capital when needed; our history of operating losses and the risks set forth under “Risks Related to our Business.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based except as required by law.

ITEM 1.	Business

Corporate Information

We incorporated under the laws of the State of California in April 1999 as Micromed Laboratories, Inc. In August 2001, we changed our name to Oculus Innovative Sciences, Inc. In December 2006, we reincorporated under the laws of the State of Delaware. Our principal executive offices are located at 1129 N. McDowell Blvd., Petaluma, California, 94954, and our telephone number is (707) 782-0792. We have two principal subsidiaries: Oculus Technologies of Mexico, S.A. de C.V., organized in Mexico, and Oculus Innovative Sciences Netherlands, B.V., organized in the Netherlands. On January 20, 2009, we dissolved our subsidiary, Oculus Innovative Sciences Japan, KK., organized under Japanese law. Our fiscal year end is March 31. Our website is www.oculusis.com. We do not intend for information on our website to be incorporated into this 10-K.

Our Business

We develop, manufacture and market, a family of products intended to significantly reduce the need for antibiotics as it prevents and treats infections in chronic and acute wounds while simultaneously enhancing wound healing through modes of action unrelated to the treatment of infection. Infection is a serious potential complication in both chronic and acute wounds, and controlling infection is a critical step in wound healing. Our platform technology, called Microcyn®, is a proprietary solution of electrically charged oxychlorine small molecules designed to treat a wide range of organisms that cause disease, or pathogens. These include viruses, fungi, spores and antibiotic-resistant strains of bacteria, such as Methicillin-resistant Staphylococcus aureus, or MRSA, and Vancomycin-resistant Enterococcus, or VRE, in wounds. Our device product is cleared for sale in the United States as a 510(k) medical device for wound cleaning, debridement, lubricating, moistening and dressing; is a device under CE Mark in Europe; is approved by the State Food and Drug Administration, or SFDA, in China as a technology that reduces the propagation of microbes in wounds and creates a moist environment for wound healing; and is approved as a drug in India and Mexico. We do not have the necessary regulatory approvals to market Microcyn in the United States as a drug, nor do we have the necessary regulatory clearance or approval to market Microcyn in the U.S. as a medical device for an antimicrobial or wound healing indication.

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

In 2005, chronic and acute wound care represented an aggregate of $9.6 billion in global product sales, of which $3.3 billion was spent for the treatment of skin ulcers, $1.6 billion to treat burns and $4.7 billion for the treatment of surgical and trauma wounds, according to Kalorama Information, a life sciences market research firm. In the Kalorama Information, we believe the markets most related to our product involve approximately $1.3 billion for the treatment of skin ulcers, $300 million for the treatment of burns and $700 million for the treatment of surgical and trauma wounds. Common methods of controlling infection, including topical antiseptics and antibiotics, have proven to be only moderately effective in combating infection in the wound bed. However, topical antiseptics tend to inhibit the healing process due to their toxicity and may require specialized preparation or handling. Antibiotics can lead to the emergence of resistant bacteria, such as MRSA and VRE. Systemic antibiotics may be less effective in controlling infection in patients with disorders affecting circulation, such as diabetes, which are commonly associated with chronic wounds. As a result, no single treatment is used across all types of wounds and stages of healing.

We believe Microcyn is the only known stable, anti-infective therapeutic available in the world today that simultaneously cures or improves infection while also promoting wound healing through increased blood flow to the wound bed and reduction of inflammation. Also, we believe Microcyn provides significant advantages over current methods of care in the treatment of a wide range of chronic and acute wounds throughout all stages of treatment. These stages include cleaning, debridement, prevention and treatment of infections and wound healing. We believe that unlike antibiotics, antiseptics, growth regulators and other advanced wound care products, Microcyn is the only stable wound care solution that is as safe as saline, and also cures infection while simultaneously accelerating wound healing. Also, unlike most antibiotics, we believe Microcyn does not target specific strains of bacteria, a practice which has been shown to promote the development of resistant bacteria. In addition, our products are shelf stable, require no special preparation and are easy to use.

Our goal is to become a worldwide leader as the standard of care in the treatment and irrigation of open wounds. We currently have, and intend to seek additional, regulatory clearances and approvals to market our Microcyn-based products worldwide. In July 2004, we began selling Microcyn in Mexico after receiving approval from the Mexican Ministry of Health, or MOH, for the use of Microcyn as an antiseptic, disinfectant and sterilant. Since then, physicians in the United States, Europe, India, Pakistan, China and Mexico have conducted more than 28 physician clinical studies assessing Microcyn’s use in the treatment of infections in a variety of wound types, including hard-to-treat wounds such as diabetic ulcers and burns. Most of these studies were not intended to be rigorously designed or controlled clinical trials and, as such, did not have all of the controls required for clinical trials used to support a new drug application, or NDA, submission to the FDA. A number of these studies did not include blinding, randomization, predefined clinical end points, use of placebo and active control groups or U.S. good clinical practices requirements. We used the data generated from some of these studies to support our application for the CE Mark, or European Union certification, for wound cleaning and reduction of microbial load. We received the CE Mark in November 2004 and additional international approvals in China, Canada, Mexico and India. Microcyn has also received five FDA 510(k) clearances for use as a medical device in wound cleaning, or debridement, lubricating, moistening and dressing, including traumatic wounds and acute and chronic dermal lesions. Most recently, on May 27, 2009, we received a 510(k) clearance from the FDA to market our Microcyn Skin and Wound Gel as both a prescription and over-the-counter formulation Additionally, on June 4, 2009, we received an expanded 510(k) label clearance from the FDA to market our Microcyn Skin and Wound Cleanser with preservatives as both a prescription and over-the-counter formulation. The new prescription product is indicated for use by health care professionals to manage the debridement of wounds such as stage I-IV pressure ulcers, diabetic foot ulcers, post-surgical wounds, first- and second-degree wounds, grafted and donor sites.

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

We currently make Microcyn available, both as a prescription and over-the-counter product, under our five 510(k) clearances in the United States, primarily through a partnership with Advocos, a specialty U.S. contract sales organization. In the quarter ending December 31, 2008, we initiated an aggressive commercialization into the podiatry market in the United States. In the second quarter of 2009, we expanded this sales effort to include wound care centers, hospitals, nursing homes, urgent care clinics and home healthcare. Additionally, we are in the process of introducing Microcyn-based consumer healthcare products both in the United States and abroad. Initially, these will include an oral care rinse, nasal care wash and a skin hydrogel.

On January 26, 2009, we announced a strategic revenue-sharing partnership with Vetericyn, Inc. Pursuant to this agreement, we granted Vetericyn, Inc. exclusive rights to market the Microcyn Technology in the North American animal healthcare market. As part of this agreement, we will not incur marketing or sales expenses, but will share in all revenues.

Our partner, Union Springs Pharmaceuticals, a subsidiary of the Drug Enhancement Company of America, or DECA, has marketed MyClyns, an over-the-counter “first responder” pen application, with Microcyn in the United States since January 2008.

We have announced the development of a Microcyn hydrogel which we recieved a 510(k) approval in the U.S. We will pursue additional approvals in Europe, China, India and Mexico and we will initiate commercialization upon obtaining these approvals.

We currently rely on exclusive agreements with country-specific distributors for the sale of Microcyn-based products in Europe. In Mexico, we sell Microcyn through a network of distributors and through a contract sales force dedicated exclusively to selling Microcyn, including salespeople, nurses and clinical support staff. In India, we sell through Alkem, the fifth largest pharmaceutical company in India. The first full year of Microcyn product distribution in India was in 2008. In China, we signed a distribution agreement with China Bao Tai, which secured marketing approval from the SFDA in March 2008. China Bao Tai is working with Sinopharm, the largest pharmaceutical group in China, to distribute Microcyn-based products to hospitals, doctors and clinics. China Bao Tai and Sinopharm are in process of providing samples broadly to many hospitals and doctors throughout many provinces in China in anticipation of a product launch after price registration has been completed.

Market Opportunity — Key Limitations of Existing Treatments

Commonly used topical antiseptics and antibiotics have limitations and side effects that may constrain their usage. For example:

•	antibiotics and antiseptics can kill bacteria and cure infection but do not independently accelerate wound healing;

•	many antiseptics, including Betadine, hydrogen peroxide and Dakin’s solution, are toxic, can destroy human cells and tissue, may cause allergic reactions and can impede the wound healing process;

•	silver-based products are expensive and require precise dosage and close monitoring by trained medical staff to minimize the potential for tissue toxicity, allergic reactions and bacterial resistance;

•	the increase in antibiotic-resistant bacterial strains, such as MRSA and VRE, have compromised the effectiveness of some widely used topical and systemic antibiotics, including Neosporin and Bacitracin;

•	oral and systemic antibiotics often are not effective in treating topical infections especially if the patient does not have adequate blood flow to the wound and they can also cause serious side effects; and

•	growth regulators, skin substitutes and vacuum-assisted closure accelerate wound healing but do not cure infection.

Our Solution

We believe Microcyn has potential advantages over current methods of care in the treatment of chronic and acute wounds, including the following:

•	Reduces Need for Antibiotics While Curing Infection. Our Phase II results and several physician based studies suggest that Microcyn may be effective in curing and improving the signs and symptoms of infections while reducing the use of antibiotics.

•	Accelerates Wound Healing. Based on numerous physician based studies and usage feedback from doctors, we believe that Microcyn may accelerate the wound healing process independently of the benefits of curing the infection.

•	Wound Care Solution. Our 510(k) product is cleared as a medical device for sale in the United States for wound cleaning, or debridement, lubricating, moistening and dressing. Laboratory testing and physician clinical studies further suggest that our 510(k) Microcyn product is effective against a wide range of bacteria that causes infection in a variety of acute and chronic wounds. In addition, because of its mechanism of action, we believe Microcyn does not target specific strains of bacteria, the practice of which has been shown to promote the development of resistant bacteria. In physician clinical studies, our 510(k) Microcyn product has been used in conjunction with other wound care therapeutic products. Data from these studies suggest that patients generally experienced less pain, improved mobility and physical activity levels and better quality of life.

•	Non-irritating. Our 510(k) product label states that our 510(k) product, which is based on our Microcyn technology, is non-irritating and non-sensitizing to the skin and eyes. Throughout all our clinical trials and physician clinical studies to date and since our first commercial sale of Microcyn in Mexico in 2004, we have received no reports of serious adverse events related to the use of Microcyn products when used according to label instructions.

•	Ease of Use. Our 510(k) product label states that our 510(k) product requires no special handling precautions. Our products require no preparation before use or at time of disposal, and caregivers can use our products without significant training. In addition, Microcyn can be stored at room temperature. Unlike other oxychlorine solutions, which are typically stable for not more than 48 hours, our laboratory tests show that Microcyn has a shelf life of up to two years depending on the size and type of packaging. Our products are also designed to be complementary to most advanced technologies to treat serious wounds, such as negative-pressure wound therapy, jet lavage and tissue-engineered skin substitutes.

•	Cost-Effectiveness. The treatment of many wounds requires extended hospitalization and care, including the use of expensive systemic antibiotics. Infection prolongs the healing time and necessitates increased use of systemic antibiotics. We believe that Microcyn has the potential to cure infection, accelerate healing time and, in certain cases, may help reduce the need for systemic antibiotics, reduce the need for amputation and lead to earlier hospital discharge, thereby lowering overall patient cost.

Microcyn Platform Technology

Mechanism of Action

We believe Microcyn’s ability to reduce the use of antibiotics through prevention and treatment of infections while promoting wound healing is based on its uniquely engineered chemistry. As a result of our patented manufacturing process, Microcyn is a proprietary solution of oxychlorine compounds that, among other things, interact with and inactivate surface proteins on cell walls and membranes of microorganisms and viruses. The function of these proteins are varied and play significant roles in cell communication, nutrient and waste transport and other required functions for cell viability. Once Microcyn surrounds single cell microorganisms, it damages these proteins, causing the cell membrane to rupture, leading to cell death, which we believe is caused by increased membrane permeability and induced osmotic pressure imbalance. We continue to study the exact mechanisms by which protein and structural components of the bacterial cell walls and membranes, and the protein shell that surrounds a virus, are affected by Microcyn. This destruction of the cell appears to occur through a fundamentally different process than that which occurs as a result of contact with a bleach-based solution because experiments have demonstrated that Microcyn kills bleach-resistant bacteria. However, we believe the solution remains non-irritating to human tissues because human cells have unique protective mechanisms, are interlocked, and prevent Microcyn from targeting and surrounding single cells topically on the body. Our laboratory tests suggest that our solution does not penetrate and kill multi-cellular organisms and does not damage or affect human DNA.

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
Salmonella typhi
Viruses
Human Coronavirus
Human Immunodeficiency Virus Type 1 — HIV
Influenza A
Rhinovirus Type 37
Fungi
Candida albicans
Trichophyton mentagrophytes

In addition to the above mentioned independent laboratory microbiology tests, a study was completed and published in the Journal of Hospital Infection in 2005, that showed that Microcyn exerts a wide range of antimicrobial activity (Landa-Solis, González-Espinosa D, Guzman B, Snyder M, Reyes-Terán G, Torres K and Gutiérrez AA. Microcyn: a novel super-oxidized water with neutral pH and disinfectant activity. J Hosp Infect (UK) 61: 291-299).

Current Regulatory Approvals and Clearances

All of our current products are based on our Microcyn platform technology. We are able to modify the chemistry of Microcyn by changing the oxidation-reduction potential, pH level and concentrations of specific ions or chemicals, which allows us to manufacture a variety of solutions, each specifically designed for maximum efficacy and safety by indication. The indications for our products vary from country to country due to different regulatory requirements and standards from jurisdiction to jurisdiction. The indications below are summaries of the indications approved by the regulatory authority or authorities in the listed jurisdiction. The similarly named products have similar formulations; however, they may not have identical specifications due to varying requirements in different jurisdictions’ regulatory agencies. The following is a list of the regulatory approvals and clearances that Microcyn-based products have received for our most significant or potentially significant markets:

	Approval or	Year of Approval
Region	Clearance Type	or Clearance	Summary Indication

United States	510(k)	2005	Moistening and lubricating absorbent wound dressings for traumatic wounds.
	510(k)	2005	Moistening and debriding acute and chronic dermal lesions.
	510(k)	2006	Moistening absorbent wound dressings and cleaning minor cuts.
European Union	CE Mark	2004	Debriding, irrigating and moistening acute and chronic wounds in comprehensive wound treatment by reducing microbial load and creating moist environment.
Mexico	Product Registration	2004	Antiseptic treatment of wounds and infected areas.
	Product Registration	2003	Antiseptic disinfection solution for high level disinfection of medical instruments, and/or equipment and clean-rooms, areas of medical instruments, equipment and clean room areas.
Canada	Class II Medical Device	2004	Moistening, irrigating, cleansing and debriding acute and chronic dermal lesions, diabetic ulcers and post-surgical wounds.
India(1)	Drug License	2006	Cleaning and debriding in wound management.
China	Medical Device	2008	Reduces the propagation of microbes in wounds and creates a moist environment for wound healing.
United States	510(k)	2009	Management of exuding wounds such as leg ulcers, pressure ulcers, diabetic ulcers and for the management of mechanically or surgically debridement of wounds.
United States	510(k)	2009	Debridement of wounds, such as stage I-IV pressure ulcers, diabetic foot ulcers, post surgical wounds, first and second burns, grafted and donor sites.

Notes

(1)	Drug license held by Indian distributor as required by Indian law.

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

Physician Clinical Studies

In addition to the Phase II trial mentioned above, several physicians and scientists have conducted more than 28 clinical studies of Microcyn generating data suggesting that the Microcyn technology is non-irritating to healthy tissue, reduces microbial load, accelerates wound healing, reduces pain, shortens treatment time and may have the potential to reduce costs to healthcare providers and patients. We have sponsored many of the physicians performing these studies by supplying Microcyn, unrestricted research grants, paying expenses or providing honoraria. In some cases, the physicians who performed these studies also hold equity in our Company. The studies were performed in the United States, Europe, India, Pakistan, China and Mexico, and used various endpoints, methods and controls (for example, saline, antiseptics and antibiotics). These studies were not intended to be rigorously designed or controlled clinical trials and, as such, did not have all of the controls required for clinical trials used to support an NDA submission to the FDA in that they did not necessarily include blinding, randomization, predefined clinical endpoints, use of placebo and active control groups or U.S. good clinical practice requirements.

In many cases the physicians who led these studies have published articles on their studies and results. The following table lists publications and presentations at peer-reviewed meetings from physicians who have completed studies on the use of Microcyn for wound care and wound irrigation.

		Number of
Physician	Country	Patients	Publication

David E. Allie, M.D.(1)	U.S.	40	Allie D. Super-Oxidized Dermacyn in Lower-Extremity Wounds. Wounds, 2006, 18 (Suppl), 3-6.
Tom Wolvos, M.D.(2)	U.S.	26	Wolvos TA. Advanced Wound Care with Stable, Super-Oxidized Water. A look at how combination therapy can optimize wound healing. Wounds, 2006, 18 (Suppl), 11-13.
Cheryl Bongiovanni, Ph.D.(3)	U.S.	8	Bongiovanni CM. Superoxidized Water Improves Wound Care Outcomes in Diabetic Patients. Diabetic Microvascular Complications Today, 2006, May-Jun: 11-14.
		3	Bongiovanni CM. Nonsurgical Management of Chronic Wounds in Patients with Diabetes. Journal of Vascular Ultrasound, 2006, 30: 215-218,

		Number of
Physician	Country	Patients	Publication

Luca Dalla Paola, M.D.(4)	Italy	218	Dalla Paola L, Brocco E, Senesi, A, Merico M, De Vido D, Assaloni R, DaRos R. Super-Oxidized Solution (SOS) Therapy for Infected Diabetic Foot Ulcers. Wounds, 2006, vol. 18: 262-270
			Dalla Paola, L. Treating diabetic foot ulcers with super-oxidized water. Wounds, 2006, 18 (Suppl), 14-16
Alberto Piagessi, M.D.(5)	Italy	33	Goretti C, Mazzurco S, Ambrosini Nobili L, Macchiarini S, Tedeschi A, Palumbo F, Scatena A, Rizzo L and Piaggesi A. Clinical Outcomes of Wide Postsurgical Lesions in the Infected Diabetic Foot Managed With 2 Different Local Treatment Tegimes Compared Using a Quasi-Experimental Study Design: A Preliminary Communication. Int. J. Lower Extremity Wounds, 2007 6: 22-27.
Ariel Miranda, M.D.(5)	Mexico	64	Miranda-Altamirano A. Reducing Bacterial Infectious Complications from Burn Wounds. A look at the use of Oculus Microcyn60 to treat wounds in Mexico. Wounds, 2006, 18 (Suppl), 17-19.
Lenka Veverkova, M.D.(3)	Czech Republic	27	Veverkova L, Jedlicka V, Vesely M, Tejkalova R, Zabranska S, Capov I, Votava M. Methicilin-resistent Staphylococcus aureus — problem in health care. J Wound Healing 2005, 2:201-202.
Elia Ricci M.D.(6)	Italy	40	Ricci E, Astolfi S, Cassino R. Clinical results about an antimicrobial solution (Dermacyn Wound Care) in the treatment of infected chronic wounds. 17th Conference. EWMA Meeting 2005. Glasgow, UK. May 2-4, 2007. In preparation for publication.
Alfredo Barrera MD(5)	Mexico	40	Barrera-Zavala A, Guillen-Rojas M, Escobedo-Anzures J, Rendon J, Ayala O & Gutiérrez AA. A pilot study on source control of peritonitis with a neutral pH — super oxidized solution16th World Congress of the International, Association of Surgeons and Gastroenterologists (IASG). Madrid, Spain. 25th-27th May, 2006.
D Peterson MD	U.S.	5	Peterson D, Hermann K, Niezgoda J, Dermacyn Effective in Treatment of Chronic Wounds with Extensive Bioburden While Reducing Local Pain Levels. Symposium on Advanced Wound Care and Wound Healing Society, Tampa, FL, April 28-May 1, 2007.
Steenvoorde, P.M.D, Van Doorn, L.P., M.A., Jacobi, C.E, PhD & Oskam, J., M.D., PhD.(3)	Netherlands	10	An unexpected effect of Dermacyn on infected leg ulcers, J Wound Care 2007, 16: 60-61.

		Number of
Physician	Country	Patients	Publication

Fermin Martinez M.D.	Mexico	45	Martínez-De Jesús FR, Ramos-De la Medina A, Remes-Troche JM, Armstrong DG, Wu SC, Lázaro Martínez JL, Beneit-Montesinos JV. Efficacy and safety of neutral pH superoxidised solution in severe diabetic foot infections. Int Wound J. 2007, 4:353-362.
Hadi SF MD(3)	Pakistan	100	Hadi SF, Khaliq T, Bilal N, Sikandar I, Saaiq M, Zubair M, Aurangzeb S. Treating infected diabetic wounds with superoxidized water as anti-septic agent: a preliminary experience. J Coll Physicians Surg Pak. 2007, 17:740-743.
BT Monaghan DPM(3)	Ireland	10	Monaghan BT & Cundell JH. Dermacyn as the Local Treatment for Infected Diabetic Foot Wounds. A case series. 5th Int. Symp. On the Diabetic Foot. Noordwijkerhout. 2007, The Netherlands. May 9-12, 2007.
Fernando Uribe MD(6)	Mexico	80	Uribe F. Effect of neutral pH Superoxidized solution in the healing of diabetic foot ulcers. 47(th) ICAAC Meeting. Poster L-1144. Chicago, IL. USA. Sept 17-20, 2007.
Ning Fanggang MD(3)	China	20	Fanggang N, Guoan Z. The clinical efficacy of Dermacyn on deep partial thickness burn wounds.
Amar Pal Suri DPM(6)	India	100	Suri AP. The Effectiveness of Stable Neutral Super-oxidized Solution for the Treatment of Infected Diabetic Foot Wounds. Diabetic Foot Global Conference. Hollywood, CA. 13-15 March. 2008.
			Submitted for publication Jan, 2008.
Alberto Piaggesi M.D.(5)	Italy	40	Piaggesi A et al. Efficacy and safety of microcyn® technology in wide post-surgical lesions in the infected diabetic foot. Diabetic Foot Global Conference. Hollywood, Ca. 13-15 March. 2008.
Robert G. Frykberg, DPM, MPH(6)	U.S.	23	RG. Frykberg, RG, Tallis A, Tierney, E.: Wound Healing in Chronic Lower Extremity Wounds Comparing Super-Oxidized Solution (SOS) vs. Saline. Diabetic Foot Global Conference. Hollywood, Ca. 13-15 March. 2008.
Matthew Regulski DPM(5)	U.S.	18	Regulski M, Floros R, Petranto R, Migliori V, Alster H, Pfeiffer D. Efficacy and Compatibility of Combination Therapy with Super-Oxidized Solution and a Skin Substitute for Lower Extremity Wounds. Symposium on Advanced Wound Care and Wound Healing Society, San Diego, CA, April 24-28, 2008.

		Number of
Physician	Country	Patients	Publication

Adam Landsman DPM PhD,(5) Andres A Gutierrez MD PhD(1) & Oculus Collaborative Group	U.S.	48	Landsman A, Blume P, Palladino M, Jordan D, Vayser DJ, Halperin G, Gutierrez AA and Oculus Collaborative Group. An Open Label, Three Arm Study of the Safety and Clinical Efficacy of Topical Wound Care vs. Oral Levofloxacin vs. Combined Therapy for Mild Diabetic Foot Infections. Diabetic Foot Global Conference. Hollywood, CA. 13-15 March. 2008.
Christopher Gauland, DPM(3)	U.S.	5	Gauland C., Sickle Cell Disease, Symposium on Advanced Wound Care and Wound Healing Society, San Diego, CA, April 24-28, 2008.
Hadi, SF	Pakistan	100	Hadi SF, Khaliq T, Bilal N, Sikandar I, Saaiq M, Zubair M, Aurangzeb S. Treating infected diabetic wounds with superoxidized water as anti-septic agent J Coll Physicians Surg Pak. 2007, 17:740-743.
Chittoria RV	India	20	Chittoria RK, Yootla M, Sampatrao LM, Raman SV. The role of super oxidized solution in the management of diabetic foot ulcer: our experience.
			Nepal Med Coll J. 2007, 9:125-128.
Anand A	India	50	Anand, AR Comparative Efficacy and Tolerability of Oxum against Povidone Iodine Topical Application in the Post-caesarean Section Wound Management Indian Medical Gazette December 2007, 498-505.
Dharap SB	India	30	Dharap SB, Ghag GS, Kulkarni KP, Venkatesh V. Efficacy and safety of Oxum in the treatment of the venous ulcer. J Indian Med Assoc 2008, 106:326-330.
Dhusia H	India	41	Dhusia H, Comparative Efficacy and Tolerability of Microcyn Superoxidized Solution (Oxum) against Povidone Iodine Application in Orodental Infections. Indian Medical Gazette February 2008, 68-75.
Khairulasri MG	Malaysia	178	Khairulasri MG, Ramzisham ARM, Ooi JSM, Zamrin DM. Dermacyn irrigation in reducing sternotomy wound infection following coronary artery bypass graft surgery 11th Scientific Conference. Kota Bharu, Malaysia 2008.

Notes

(1)	indicates that the physician is a stockholder and was a member of our Medical and Business Advisory Board that we dissolved in April 2007, and was a paid consultant and received research grants, expense payments, honorarium and Microcyn to complete the study.

(2)	indicates that the physician was a paid consultant, received expenses in connection with corporate development and licensing evaluations and is a warrant holder.

(3)	indicates that the physician received Microcyn to complete the study.

(4)	indicates that the physician is a paid consultant, was a member of our Medical and Business Advisory Board, which we dissolved in April 2007, and received expense payments and Microcyn to complete the study.

(5)	indicates that the physician received payments, expense payments and Microcyn to complete the study.

(6)	indicates that the physician received reimbursement of travel expenses and received Microcyn to complete the study.

In addition to the above articles and publications, several additional papers on the basic science of the technology have been published or have been submitted for peer review and publication, including:

Researchers	Country	Publication

Landa-Solis, González-Espinosa D., Guzman B, Snyder M, Reyes-Terán G., Torres K. and Gutiérrez A.A.(1)	Mexico	Microcyn(tm) a novel super-oxidized water with neutral pH and disinfectant activity. J Hosp Infect (UK) 2005, 61: 291-299.
Gutiérrez, A.A.(1)	U.S.	The science behind stable, super-oxidized water. Exploring the various applications of super-oxidized solutions. Wounds, 2006, 18 (Suppl), 7-10.
Dalla Paola L. and Faglia E.(2)	Italy	Treatment of diabetic foot ulcer: an overview. Strategies for clinical approach. Current Diabetes Reviews, 2006, 2, 431-447 431.
González-Espinosa D., Pérez-Romano L., Guzman Soriano B., Arias E., Bongiovanni, C.M. & Gutiérrez A.A.(1),(3)	Mexico, U.S.	Effects of neutral super-oxidized water on human dermal fibroblasts in vitro. International Wound Journal, 2007, 4: 241-250.
Medina-Tamayo J., Balleza-Tapia H., López, X., Cid, M.E., González-Espinosa, D. Gutiérrez A.A., and González-Espinosa C.(1)	Mexico, U.S.	Super-oxidized water inhibits IgE-antigen- induced degranulation and cytokine release in mast cells. International Immunopharmacology 2007. 2007, 7:1013-1024.
Q LeDuc.	UK	Le Duc Q, Breetveld M, Middelkoop E, Scheper RJ, Ulrich MMW, Gibbs S. A cytotoxic analysis of antiseptic medication on skin substitutes and autograft. Br J Dermatology. 2007, 157:33-40.
B McCurdy	U.S.	McCurdy B. Emerging Innovations in Treatment. Podiatry Today 2006, 19: 40-48.
Zahumensky E.	Czech Republic	Infections and diabetic foot syndrome in field practice. Vnitr Lek. 2006;52:411-416.
Rose R., Setlow B., Monroe A., Mallozzi M., Driks A., Setlow P.(5)	U.S.	Comparison of the properties of Bacillus subtilis spores made in liquid or on agar plates. Submitted 2008.
Paul M., Setlow B. and Setlow P.(5)	U.S.	The killing of spores of Bacillus subtilis by Microcyn(tm), a stable superoxided water. Submitted 2008.
Eileen Thatcher(4) & Andres A Gutierrez(1)	U.S.	Thatcher E & Gutiérrez AA. The Anti-Bacterial Efficacy of a New Super-Oxidized Solution. 47(th) ICAAC Meeting. Chicago, IL. USA. Sept 17-20, 2007.
Michael Taketa-Graham(5), Gutierrez AA(1), Thatcher E.(4)	U.S.	Taketa-Graham M, Gutierrez AA, Thatcher E. The Anti-Viral Efficacy of a New Super-Oxidized Solution.. 47th ICAAC Meeting. Poster L-1144. Chicago, IL. USA. Sept 17-20, 2007.

Researchers	Country	Publication

Dardine J, Martinez C, & Thatcher E.(4)	U.S.	Dardine J, Martinez C, & Thatcher E. Activity of a pH Neutral Super-Oxidized Solution Against Bacteria Selected for Sodium Hypochlorite Resistance. 47th ICAAC Meeting. Poster L-1144. Chicago, IL. USA. Sept 17-20, 2007.
Sauer K, Vazquez G., Thatcher E., Northey R. and Gutierrez A.A.(1),(4),(5)	U.S.	Neutral super-oxidized solution is effective in killing P. aeruginosa biofilms. Submitted 2007.

Notes

(1)	Dr. Gutierrez was our Director of Medical Affairs and conducted the study during his employment by our Company.

(2)	Dr. Dalla Paola was a member of our Medical and Business Advisory Board, which we dissolved in April 2007, and received expense payments and Microcyn to complete the study.

(3)	Dr. Bongiovanni received Microcyn to complete the study.

(4)	Dr. Thatcher is a full-time consultant to us, is a stockholder, previously served on our board of directors, and received Microcyn to complete the study.

(5)	Dr. Northey is our Director of Research and Development and conducted the study during his employment by our Company.

Sales and Marketing

Our products are purchased by hospitals, physicians, nurses and other healthcare practitioners who are the primary caregivers to patients being treated for acute or chronic woundsor undergoing surgical procedures. We currently make Microcyn available under our five 510(k) clearances in the United States, primarily through a partnership with Advocos, a specialty U.S. contract sales organization. In the quarter ended December 31, 2008, we initiated commercialization into the podiatry market in the United States. In the Spring of 2009, we expanded this sales effort to include wound care centers, hospitals, nursing homes, urgent care clinics and home healthcare. Additionally, we are in the process of introducing Microcyn-based consumer healthcare products both in the United States and abroad. Initially, these will include an oral care rinse, nasal care wash and a skin care hydrogel.

In January 2009, we announced a strategic revenue-sharing partnership with Vetericyn, Inc. whereby we granted Vetericyn, Inc., exclusive rights to market the Microcyn Technology in the North American animal healthcare market. As part of this agreement, we will not incur marketing or sales expenses, but will share in all revenues.

Our partner, Union Springs Pharmaceuticals, a subsidiary of the Drug Enhancement Company of America, or DECA, has marketed MyClyns, an over-the-counter “first responder” pen application, with Microcyn in the United States since January 2008.

In Europe, we currently have distribution agreements with distributors in the Netherlands, Italy, and the Czech Republic for distribution of our Microcyn-based products in those countries.

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

In China, we signed a distribution agreement with China Bao Tai, which in March 2008 secured marketing approval from the Chinese State Food and Drug Administration, or SFDA. China Bao Tai and Sinopharm, the

largest pharmaceutical group in China, are providing free samples of Microcyn-based products to hospitals, doctors and clinics in anticipation of a product launch after price registration is obtained.

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

We manufacture our products in San Diego using a contract manufacturing organization located in San Diego, California. We also manufacture our products at our facility in Zapopan, Mexico and we have a research and development pilot plant in Petaluma, California. We have developed an automated manufacturing process and conduct quality assurance testing on each production batch in accordance with current U.S. Current Good Manufacturing Practice, or cGMP. Our facilities are required to meet and maintain regulatory standards applicable to the manufacture pharmaceutical and medical device products. Our United States facilities are certified and comply with cGMP medical device Quality Systems Regulation, or QSR, and International Organization for Standardization, or ISO, guidelines. Our Mexico facility has been approved by the MOH and is also ISO certified.

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

As of May 1, 2009, we own two issued U.S. patents, two issued European patents, one issued Japanese patent, 13 pending U.S. patent applications and 69 foreign pending patent applications generally relating to electrolyzed water. These applications include two provisional U.S. patent applications for which the time to file non-provisional U.S. patent applications has not expired and one international PCT application for which the time to file counterpart national phase applications has not yet expired. Our portfolio of issued and pending applications can be divided into two groups. The first group includes two issued U.S. patents, two issued European patents, one issued Japanese patent, two pending U.S. patent applications, and four foreign patent applications that relate to early generation electrolyzed water product, methods of using electrolyzed water, and aspects of the method and apparatus for manufacturing electrolyzed water. The second group includes 13 pending U.S. patent applications (including provisional U.S. patent applications) and 65 foreign patent applications (including international PCT applications) that relate to Microcyn, the method and apparatus for manufacturing Microcyn, and its uses.

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

Competition

The wound care market is highly competitive. We compete with a number of large, well-established and well-funded companies that sell a broad range of wound care products, including topical anti-infectives and antibiotics, as well as some advanced wound technologies, such as skin substitutes, growth factors and sophisticated delayed release silver-based dressings. We believe the principal competitive factors in our target market include improved patient outcomes, such as time in the hospital, healing time, adverse events, safety of products, ease of use, stability, pathogen killing and cost effectiveness.

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

Our products can replace the use of sterile saline for debriding and moistening a dressing as well as for use as a complementary product with many advanced wound care technologies, such as the VAC Therapy System from Kinetic Concepts Inc., skin substitute products from Smith & Nephew, Integra Life Sciences, Life Cell, Organogenesis and Ortec International, and ultrasound from Celleration. We believe that Microcyn can enhance the effectiveness of many of these advanced wound care technologies. Because Microcyn is competitive with some of the large wound care companies’ products and complementary to others, we may compete with such companies in some product lines and complement such companies in other product lines.

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

Some of our competitors enjoy several competitive advantages, including:

•	significantly greater name recognition;

•	established relationships with healthcare professionals, patients and third-party payors;

•	established distribution networks;

•	additional product lines and the ability to offer rebates or bundle products to offer discounts or incentives;

•	greater experience in conducting research and development, manufacturing, obtaining regulatory approval for products and marketing; and

•	greater financial and human resources for product development, sales and marketing and patient support.

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

We have sponsored the majority of physicians performing physician clinical studies of Microcyn and in some cases, the physicians who performed these studies also hold equity in our Company. The physician clinical studies were performed in the United States, Mexico, Europe, Pakistan, India and China, and used various endpoints, methods and controls. These studies were not intended to be rigorously designed or controlled clinical trials and, as such, did not have all of the controls required for clinical trials used to support an NDA submission to the FDA in that they did not include blinding, randomization, predefined clinical endpoints, use of placebo and active control groups or U.S. good clinical practice requirements. Consequently, we may not use the results of these physician clinical studies to support an NDA submission for Microcyn to the FDA. In addition, any results obtained from clinical trials designed to support an NDA submission for Microcyn to the FDA may not be as favorable as results from such physician clinical studies and otherwise may not be sufficient to support an NDA submission or FDA approval of any Microcyn NDA.

Medical Device Regulation

Microcyn has received five 510(k) clearances for use as a medical device in wound cleaning, or debridement, lubricating, moistening and dressing, including traumatic wounds and acute and chronic dermal lesions. Any future product candidates or new applications using Microcyn that are classified as medical devices will need clearance by the FDA.

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

•	Pre-Clinical Phase. The pre-clinical phase involves the discovery, characterization, product formulation and animal testing necessary to prepare an Investigational New Drug application, or IND, for submission to the FDA. The IND must be accepted by the FDA before the drug can be tested in humans.

•	Clinical Phase. The clinical phase of development follows a successful IND submission and involves the activities necessary to demonstrate the safety, tolerability, efficacy, and dosage of the substance in humans, as well as the ability to produce the substance in accordance with cGMP requirements. Data from these activities are compiled in a New Drug Application, or NDA, or for biologic products a Biologics License Application, or BLA, for submission to the FDA requesting approval to market the drug.

•	Post-Approval Phase. The post-approval phase follows FDA approval of the NDA or BLA, and involves the production and continued analytical and clinical monitoring of the product. The post-approval phase may also involve the development and regulatory approval of product modifications and line extensions, including improved dosage forms, of the approved product, as well as for generic versions of the approved drug, as the product approaches expiration of patent or other exclusivity protection.

Each of these three phases is discussed further below.

Pre-Clinical Phase.  The development of a new pharmaceutical agent begins with the discovery or synthesis of a new molecule. These agents are screened for pharmacological activity using various animal and tissue models, with the goal of selecting a lead agent for further development. Additional studies are conducted to confirm pharmacological activity, to generate safety data, and to evaluate prototype dosage forms for appropriate release and activity characteristics. Once the pharmaceutically active molecule is fully characterized, an initial purity profile of the agent is established. During this and subsequent stages of development, the agent is analyzed to confirm the integrity and quality of material produced. In addition, development and optimization of the initial dosage forms to be used in clinical trials are completed, together with analytical models to determine product stability and degradation. A bulk supply of the active ingredient to support the necessary dosing in initial clinical trials must be secured. Upon successful completion of pre-clinical safety and efficacy studies in animals, an IND submission is prepared and provided to the FDA for review prior to commencement of human clinical trials. The IND consists of the initial chemistry, analytical, formulation and animal testing data generated during the pre-clinical phase. The review period for an IND submission is 30 days, after which, if no comments are made by the FDA, the product candidate can be studied in Phase I clinical trials.

Clinical Phase.  Following successful submission of an IND, the sponsor is permitted to conduct clinical trials involving the administration of the investigational product candidate to human subjects under the supervision of qualified investigators in accordance with Good Clinical Practice, or GCP,. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study and the parameters to be used in assessing the safety and the efficacy of the drug. Each protocol must be submitted to the FDA as part of the IND prior to beginning the trial. Each trial must be reviewed, approved and conducted under the auspices of an independent Institutional Review Board, and each trial, with limited exceptions, must include the patient’s informed consent. Typically, clinical evaluation involves the following time-consuming and costly three-phase sequential process:

•	Phase I. Phase I human clinical trials are conducted on a limited number of healthy individuals to determine the drug’s safety and tolerability and include biological analyses to determine the availability and metabolization of the active ingredient following administration. The total number of subjects and patients included in Phase I clinical trials varies, but is generally in the range of 20 to 80 people.

•	Phase II. Phase II clinical trials involve administering the drug to individuals who suffer from the target disease or condition to determine the drug’s potential efficacy and ideal dose. These clinical trials are typically well controlled, closely monitored, and conducted in a relatively small number of patients, usually involving no more than several hundred subjects. These trials require scale up for manufacture of increasingly larger batches of bulk chemical. These batches require validation analysis to confirm the consistent composition of the product.

•	Phase III. Phase III clinical trials are performed after preliminary evidence suggesting effectiveness of a drug has been obtained and safety (toxicity), tolerability, and an ideal dosing regimen have been established. Phase III clinical trials are intended to gather additional information about the effectiveness and safety that is needed to evaluate the overall benefit-risk relationship of the drug and to complete the information needed to provide adequate instructions for the use of the drug. Phase III trials usually include from several hundred to several thousand subjects.

Throughout the clinical phase, samples of the product made in different batches are tested for stability to establish shelf life constraints. In addition, large-scale production protocols and written standard operating procedures for each aspect of commercial manufacture and testing must be developePhase I, II, and III testing may not be completed successfully within any specified time period, if at all. The FDA closely monitors the progress of each of the three phases of clinical trials that are conducted under an IND and may, at its discretion, reevaluate, alter, suspend, or terminate the testing based upon the data accumulated to that point and the FDA’s assessment of the risk/benefit ratio to the patient. Clinical investigators, or IRBs, and companies may be subject to pre-approval, routine, or “for cause” inspections by the FDA for compliance with GCPs, and FDA regulations governing clinical investigations. The FDA may suspend or terminate clinical trials, or a clinical investigator’s participation in a clinical trial, at any time for various reasons, including a finding that the subjects or patients are being exposed to an unacceptable health risk. The FDA can also request additional clinical trials be conducted as a condition to product approval. Additionally, new government requirements may be established that could delay or prevent regulatory approval of our products under development. Furthermore, institutional review boards, which are independent entities constituted to protect human subjects in the institutions in which clinical trials are being conducted, have the authority to suspend clinical trials in their respective institutions at any time for a variety of reasons, including safety issues.

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

Regulation of Disinfectants

In the United States, the EPA regulates disinfectants as antimicrobial pesticides under the Federal Insecticide, Fungicide and Rodenticide Act, or FIFRA, and the implementing regulations that the EPA has adopted under FIFRA. Before marketing a disinfectant in the United States, we must satisfy the EPA’s pesticide registration requirements. That registration process requires us to demonstrate the disinfectant’s efficacy and to determine the potential human and ecological risks associated with use of the disinfectant. The testing and registration process could be lengthy and could be expensive. We may not be able to satisfy all of the pesticide registration requirements for a particular proposed new disinfectant product. Once we satisfy the FIFRA registration requirements for an individual disinfectant, additional FIFRA regulations will apply to our various business activities, including marketing, related to that EPA-registered product.

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

Foreign Regulation

Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the applicable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement also vary greatly from country to country. Although governed by the applicable country, clinical trials conducted outside of the United States typically are administered under a three-phase sequential process similar to that discussed above for pharmaceutical products.

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

We received our CE certificate for Dermacyn Wound Care as a Class IIb medical device in February 2005. We may not be able to maintain the requirements established for CE Marks for any or all of our products or be able to produce these products in a timely and profitable manner while complying with the requirements of the MDD and other regulatory requirements.

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

Manufacturing a Medical Device or Drug.  Under the General Health Law, a business that manufactures drugs is either required to obtain a Sanitary Authorization or to file an Operating Notice. Our Mexico subsidiary, Oculus Technologies of Mexico, S.A. de C.V. is considered a business that manufactures medical devices and therefore is not subject to a Sanitary Authorization, but rather only an Operating Notice.

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

Research and Development

Research and development expense consists primarily of personnel expenses, clinical and regulatory services and supplies. For the years ended March 31, 2009 and 2008, research and development expense amounted to $6,252,000 and $9,778,000, respectively. None of this expense was borne by our customers.

Our Employees

As of May 21, 2009, we had 44 full-time employees and 4 part-time employees. We are not a party to any collective bargaining agreements. We believe our relations with our employees are good.

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

We incurred a net loss of $17,656,000 and $20,339,000 for the years ended March 31, 2009 and 2008, respectively. At March 31, 2009, our accumulated deficit amounted to $108,482,000. During the year ended March 31, 2009, net cash used in operating activities amounted to $16,832,000. At March 31, 2009, our working capital amounted to $1,263,000. We need to raise additional capital from external sources in order to sustain our operations while continuing the longer term efforts contemplated under our business plan. We expect to continue incurring losses for the foreseeable future and must raise additional capital to pursue product development initiatives, penetrate markets for the sale of our products and continue as a going concern. We may not raise additional capital. We believe that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means. If the economic climate in the U.S. does not improve or continues to deteriorate, our ability to raise additional capital could be negatively impacted. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. These measures could cause significant delays in our efforts to commercialize our products in the U.S., which is critical to the realization of our business plan and the future operations. These matters raise substantial doubt about our ability to continue as a going concern.

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

We have obtained five 510(k) clearances in the United States that permit us to sell Microcyn as a medical device to clean, moisten and debride wounds. Before we are permitted to sell Microcyn as a drug in the United States, we must, among other things, successfully complete additional preclinical studies and well-controlled clinical trials, submit a New Drug Application, or NDA, to the FDA and obtain FDA approval.

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

Our business strategy and our short-term and long-term operating results will depend in part on our ability to execute on existing strategic collaborations and to license or partner with new strategic partners. We believe collaborations allow us to leverage our resources and technologies and to access markets that are compatible with our own core areas of expertise while avoiding the cost of establishing or maintaining a direct sales force in each market. We may incur significant costs in the use of third parties to identify and assist in establishing relationships with potential collaborators.

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

We have international operations in Mexico and Europe. During the years ended March 31, 2009 and 2008, approximately 76% and 70% of our total revenues were generated from sales outside of the United States. Our business is highly regulated for the use, marketing and manufacturing of our Microcyn products both domestically and internationally. Our international operations are subject to risks, including:

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

Healthcare fraud and abuse laws are complex, and even minor, inadvertent irregularities can potentially give rise to claims that a statute or regulation has been violated. The frequency of suits to enforce these laws have increased significantly in recent years and have increased the risk that a healthcare company will have to defend a false claim action, pay fines or be excluded from the Medicare, Medicaid or other federal and state healthcare programs as a result of an investigation arising out of such action. We may become subject to such litigation. Any violations of these laws, or any action against us for violation of these laws, even if we successfully defend against it, could harm our reputation, be costly to defend and divert management’s attention from other aspects of our business. Similarly, if the physicians or other providers or entities with whom we do business are found to have violated abuse laws, they may be subject to sanctions, which could also have a negative impact on us.

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

We must maintain expensive finance and accounting systems, procedures and controls to accommodate growth of our business and organization and to satisfy public company reporting requirements, which will increase our costs and require additional management resources.

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the Securities and Exchange Commission, or the Commission. Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, requires our management to perform an annual assessment of our internal control over financial reporting. Compliance with Section 404 and other requirements of doing business as a public company have and will continue to increase our costs and require additional management resources to implement an ongoing program to perform system and process evaluation and testing of our internal controls. In the past, we entered into transactions that resulted in accounting consequences that we did not identify at the time of the transactions. As a result, our prior independent auditors informed us that we did not have the appropriate financial management and reporting structure in place to meet the demands of a public company and that our accounting and financial personnel lacked the appropriate level of accounting knowledge, experience and training. In calendar year 2006, our current independent auditors recommended certain changes which, in addition to other changes in our financial reporting and management structure, have been implemented at additional cost. We have upgraded our accounting systems, procedures and controls and will need to continue to implement additional finance and accounting systems, procedures and controls as we grow our business and organization, enter into complex business transactions and take actions designed to satisfy reporting requirements. As of our second report on Form 10-K, our management concluded that our internal controls were adequate to meet the required Section 404 assessment. If we are unable to complete the required Section 404 assessment as to the adequacy of our internal control over financial reporting in future Form 10-K filings, our ability to obtain additional financing could be impaired. In addition, investors could lose confidence in the reliability of our internal control over financial reporting and in the accuracy of our periodic reports filed under the Securities Exchange Act of 1934. A lack of investor confidence in the reliability and accuracy of our public reporting could cause our stock price to decline.

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

Variations in the timing of our future revenues and expenses could also cause significant fluctuations in our operating results from period to period and may result in unanticipated earning shortfalls or losses. In addition, the NASDAQ Capital Market, in general, and the market for life sciences companies, in particular, have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies.

If an active, liquid trading market for our common stock does not develop, you may not be able to sell your shares quickly or at or above the price you paid for it.

Although our common stock is listed on the NASDAQ Capital Market, an active and liquid trading market for our common stock has not yet and may not ever develop or be sustained. You may not be able to sell your shares quickly or at or above the price you paid for our stock if trading in our stock is not active.

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

We currently lease approximately 12,000 square feet of office, research and manufacturing space in Petaluma, California, which serves as our principal executive offices. We also lease approximately 28,000 square feet of office space in an adjacent building for research and development under the lease agreement. The lease was scheduled to expire on September 30, 2007. On September 13, 2007, we entered into Amendment No. 4 to the property lease agreement for our facility in Petaluma, California. The amendment extended the lease expiration date to September 30, 2010. On May 18, 2009, we entered into Amendment No. 5 for our facility in Petaluma, California. Pursuant to the amendment, we agreed to surrender 8,534 square feet of office space and extended the lease expiration on the remaining lease to September 30, 2011.

We lease approximately 12,000 square feet of office and manufacturing space and approximately 5,000 square feet of warehouse space in Zapopan, Mexico, under leases that expire in April 2009 and April 2011, respectively. We believe the portion of the lease that expired in April 2009 will be renewed on similar terms. We lease approximately 5,000 square feet of office space and approximately 14,000 square feet of manufacturing and warehouse space in Sittard, the Netherlands, under a lease that was scheduled to expire on January 31, 2009. On February 15, 2008, we extended this lease to January 2011. On February 1, 2009 we amended this lease to expire on September 1, 2009. As we expand, we may need to establish manufacturing facilities in other countries.

We believe that our properties will be adequate to meet our needs through March 2010.

ITEM 3.	Legal Proceedings

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances. We are not aware of any pending or threatened litigation against us or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our security holders during the fourth quarter ended March 31, 2009.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Capital Market under the symbol “OCLS” and has been trading since our initial public offering on January 25, 2007. The following table sets forth the range of high and low sales prices for our common stock, based on the last daily sale, in each of the quarters since our stock began trading:

	Year Ended March 31, 2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Stock price-high	$5.18	$3.24	$1.74	$1.74
Stock price-low	$2.41	$1.70	$0.40	$0.90

	Year Ended March 31, 2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Stock price-high	$8.75	$11.48	$7.86	$7.29
Stock price-low	$5.66	$4.84	$3.71	$3.20

Holders

As of May 20, 2009, we had approximately 577 holders of record of our common stock. Holders of record include nominees who may hold shares on behalf of multiple owners.

Dividends

We have never declared or paid any cash dividends on our capital stock, and we do not currently intend to pay any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the three months ended March 31, 2009, we sold equity securities that were not registered under the Securities Act. On February 6, 2009, we closed a private placement of units with a group of accredited investors whereby we sold 1,499,411 shares of our common stock at a purchase price of $116.90 per unit. In exchange for each $116.90 invested, the investors received 100 shares of our common stock, a Series A Warrant exercisable after six months for a five year term, to purchase 58 shares of our common stock at an exercise price of $1.87 per share and a Series B Warrant, exercisable after six months for a three year term, to purchase 78 shares of our common stock at an exercise price of $1.13 per share. Gross proceeds from the private placement totaled approximately $1,752,803. In connection with this sale, we paid Merriman Curhan Ford and Co., as placement agent, $122,696 in commissions plus warrants, exercisable upon the closing date of the transaction for a five year term, to purchase 104,958 shares of our common stock at an exercise price of $1.56 per share.

On February 24, 2009, we entered into a Purchase Agreement with Robert Burlingame, our director, and an accredited investor (the “Investors”). Pursuant to the terms of the Purchase Agreement, the Investors agreed to make a $3,000,000 investment. The Investors paid $1,000,000 on February 24, 2009 and paid the remaining $2,000,000 on June 1, 2009. In exchange for this investment, we issued to the Investors a total of 2,564,103 shares of our common stock in two tranches, pro rata to the investment amounts paid by the Investor on each date the Investor provided funds. In connection with this offering, we issued 854,701 shares of our common stock on February 27, 2009 and 1,709,402 shares of our common stock on June 1, 2009. In addition, we issued to the Investors Series A Warrants, exercisable after six months for a five year term, to purchase a total of 1,500,000 shares of our common stock at an exercise price of $1.87 per share and Series B Warrants, exercisable after six months for a three year term, to purchase a total of 2,000,000 shares of our common stock at an exercise price of $1.13 per share. Both the Series A and Series B Warrants are exercisable in tranches, pro rata to the investment amounts paid by the Investors on the closing dates. In connection with this placement, we paid Merriman Curhan Ford and Co. a fee of $50,000 for their assistance with the transaction.

On March 4, 2009, we issued Dayl Crow a Series A Warrant exercisable for a five year term, to purchase 50,000 shares of our common stock at an exercise price of $1.87 per share. These shares were issued in connection with consulting services.

On March 5, 2009, we issued 10,000 shares of common stock to Spot Savvy LLC pursuant to the terms of a Consulting Agreement dated February 26, 2009. The 10,000 shares were issued as compensation for providing product marketing services valued at $10,600. Also on March 5, 2009, we issued 10,000 shares of common stock to Michael Salman Teymori pursuant to the terms of a Consulting Agreement dated February 26, 2009. The 10,000 shares were issued as compensation for marketing services valued at $10,600.

On May 27, 2009, we issued 24,500 shares of common stock to Advocos in connection with an agreement whereby Advocos will provide product sales services.

In June 2009, we plan to issue Robert Burlingame, a member of our board of directors, 435,897 shares of our common stock pursuant to a consulting agreement entered into on April 1, 2009, whereby Mr. Burlingame provides us with sales and marketing expertise and services.

With respect to the issuances of our securities described above, we relied on the Section 4(2) exemption from securities registration under the federal securities laws for transactions not involving any public offering. No advertising or general solicitation was employed in offering the securities. The securities were issued to accredited investors. The securities were offered for investment purposes only and not for the purpose of resale or distribution and the transfer thereof was appropriately restricted by us.

ITEM 6.	Selected Financial Data

As a Smaller Reporting Company, as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

We are a biopharmaceutical company that develops, manufactures and markets a family of products, based on our platform technology called Microcyn, intended to help prevent and treat infections in chronic and acute wounds. Microcyn is a non-irritating oxychlorine compound designed to treat a wide range of pathogens, including antibiotic-resistant strains of bacteria, viruses, fungi and spores.

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

Effective April 1, 2006, we adopted SFAS No. 123(R) “Share Based Payment” (“SFAS 123(R)”) using the prospective method. This statement is a revision of SFAS No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123(R) addresses all forms of share based payment, or SBP, awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123(R), SBP awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will result in a charge to operations.

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

We apply the revenue recognition principles set forth in Securities and Exchange Commission Staff Accounting Bulletin, or SAB, 104 “Revenue Recognition,” with respect to all of our revenues. Accordingly, we record revenues when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability of the sale is reasonably assured.

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

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standard No. 162 (“SFAS 162”), The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles. The guidance in SFAS 162 replaces that prescribed in Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles, and becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of SFAS 162 will not have an impact on our consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are in the process of determining the impact FSP APB 14-1 will have on our consolidated financial statements. We are in the process of determining the impact APB 14-1 will have on our consolidated financial statements. We will apply this standard prospectively to convertible debt instruments issued after March 31, 2009.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. We are in the process of determining the impact FSP EITF 03-6-1 will have on our consolidated financial statements. We are is in the process of determining the impact EITF 03-6-1 will have on our consolidated financial statements.

In October 2008, the FASB issued FASB Staff Position (FSP) FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. The FSP clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective October 10, 2008, and for prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in FASB Statement No. 154, Accounting Changes and Error Corrections. The adoption FAS 157-3 did not have an impact on our consolidated financial statements.

In December 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”. This issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of Statement 133. This issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are in the process of determining the impact EITF 07-5 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the definition of fair value, establishes a framework for measurement of fair value and expands disclosure about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, except as amended by FASB Staff Position (“FSP”) SFAS 157-2 which is effective for fiscal years beginning after November 15, 2008. FSP SFAS 157-2 allows partial adoption relating to fair value measurements for non-financial assets and liabilities that are not measured at fair value on a recurring basis. The Company adopted SFAS 157 effective April 1, 2009, except as it applies to the non-financial assets and non-financial liabilities subject to FSP SFAS 157-2. The Company will adopt the remaining provisions of SFAS 157 in the first quarter of fiscal 2010 and is currently evaluating the impact adoption may have on its consolidated financial statements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 applies to all financial instruments that are measured and reported on a fair value basis.

Other accounting standards that have been issued or proposed by the FASB, the EITF, the SEC and or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

Comparison of Fiscal Years Ended March 31, 2009 and 2008

Revenues

We experienced a 53% growth in product revenues and a 2% growth in our services business, resulting in total revenues of $5,388,000 during the twelve months ended March 31, 2009 compared to $3,835,000 in the prior year period. The $1,534,000 increase in product revenues was due primarily to $1,155,000 higher sales in Mexico despite a 11% drop in the value of the peso. Mexico sales increased 55% on higher unit volumes of our Microcyn wound care product to hospitals and pharmacies, as well as higher average selling prices in both our 5-liter and our 240-milliliter presentations. If the peso had not declined, the growth in Mexico sales would have been 71% compared to the prior year. Sales of 240-milliliter units in Mexico increased 27% on improvements to both units sold and higher average selling prices as compared to the prior year period. Additionally, sales to hospitals in Mexico increased 144% on both higher unit shipments and selling prices. Europe/ROW sales increased $277,000, up 49%, over the prior year due to initial sales to China Bao Tai in China, as well as strong sales growth to our customers in India, Singapore, Middle East and Slovakia.

The following table shows our product revenues by geographic region (in thousands):

	Fiscal Year Ended
	March 31,
	2009	2008	Increase	Increase

U.S.	$298	$197	$101	51%
Europe/ROW	844	566	278	49%
Mexico	3,273	2,118	1,155	55%

Total	$4,415	$2,881	$1,534	53%

The $19,000 increase in service revenues was due to an increase in the number of tests provided by our services business.

Gross Profit/Loss

We reported gross profit from our Microcyn products business of $2,742,000, or 62% of product revenues, during the 12 months ended March 31, 2009, compared a gross profit of $1,107,000, or 38%, in the prior year period. This increase was primarily due to lower costs in Europe and the improvements in our Mexico operations, which have improved margins to 75% during the twelve months ended March 31, 2009, compared to 69% in the prior year period. Lower costs in Europe have put our European operation in a positive gross margin position during the twelve months ended March 31, 2009, compared to a gross loss position in the prior year period. Our services business continues to be at or near breakeven as it was in the prior year period.

Research and Development Expense

Research and development expense declined $3,526,000, or 36%, to $6,252,000 for the twelve months ended March 31, 2009, compared to $9,778,000 in the prior year period. Most of the decrease was attributable to outside clinical expenses, which were $2,400,000 higher than it was in the prior year period, which were related the costs of the Phase II clinical trial last year. During the first part of the current fiscal year, we increased our personnel, while in the later part of the second and third fiscal quarters, we significantly reduced the number of people in research and development, so that the net cost of personnel was lower for the year. This expense also includes a $219,000 net loss on the disposal of certain research and development manufacturing equipment and severance costs of $290,000.

We expect that our research and development expense will remain fairly flat since most of the reductions have been reflected in the quarter ended March 31, 2009.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $126,000, or 1%, to $13,857,000 during the twelve months ended March 31, 2009, from $13,731,000 during the twelve months ended March 31, 2008. Primarily, this increase was due to a $995,000 increase in non-cash stock compensation expense. In addition, there was $479,000 of severance expense associated with terminations during the period. Sales and marketing fees were also higher by $670,000 primarily associated with our U.S. Microcyn wound care product launch. These increases were offset in large part by $965,000 lower bonus expense, by $572,000 lower legal and accounting fees and an overall reduction in headcount and related expenses

We expect these expenses to grow in future periods as we spend more money on expanding the sales in the U.S. market.

Interest income and expense and other income and expense

Interest expense decreased $579,000, or 57%, to $437,000 for the twelve months ended March 31, 2009, from $1,016,000 in the prior year period, due to the payments made on debt over the prior year. Total outstanding debt decreased $1,889,000 to $335,000 at March 31, 2009, from $2,224,000 at March 31, 2008. Interest income decreased $478,000, to $152,000 for the twelve months ended March 31, 2009, from $630,000 in the prior year period, primarily due to the decrease in our interest bearing cash balance over the past year.

Other income and expense decreased $2,536,000 to net other expense of $64,000 for the twelve months ended March 31, 2009, from net other income of $2,472,000 for the twelve months ended March 31, 2009. Primarily this decrease was due to our intercompany notes to Europe and Mexico being reclassified in our second fiscal quarter as long term, and therefore no foreign currency adjustment was required to revalue the notes after the second fiscal quarter. In prior periods, this account consisted of charges due to the fluctuation of foreign exchange rates, and the resulting gain or loss recognized for the revaluation of our intercompany notes payable denominated in non-local currencies.

Net Loss

Net loss for the twelve months ended March 31, 2009 was $17,656,000, down $2,683,000 from $20,339,000 for the same period in the prior year. Stock compensation expense for the fiscal years ended March 31, 2009 and 2008 were $2,263,000 and $1,339,000, respectively. The total severance cost for this fiscal year was $795,000.

Liquidity and Capital Resources

We incurred net losses of $17,656,000 for the year ended March 31, 2009. At March 31, 2009, our accumulated deficit amounted to $108,482,000. We had working capital of $1,263,000 as of March 31, 2009. We need to raise additional capital from external sources in order to sustain our operations while continuing the longer term efforts contemplated under our business plan. We expect to continue incurring losses for the foreseeable future and must raise additional capital to pursue our product development initiatives, penetrate markets for the sale of our products and continue as a going concern. We cannot provide any assurance that it will raise additional capital. We believe that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means; however, we have not secured any commitment for new financing at this time nor can we provide any assurance that new financing will be available on commercially acceptable terms, if at all. If the economic climate in the U.S. does not improve or continues to deteriorate, our ability to raise additional capital could be negatively impacted. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. These measures could cause significant delays in our efforts to commercialize our products in the United States, which is critical to the realization of our business plan and the future operations. These matters raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that may be necessary should the we be unable to continue as a going concern.

Sources of Liquidity

As of March 31, 2009, we had unrestricted cash and cash equivalents of $1,921,000. Since our inception, substantially all of our operations have been financed through sales of equity securities. Other sources of financing that we have used to date include our revenues, as well as various loans.

Since our inception, substantially all of our operations have been financed through the sale of $102,565,000 (net proceeds) of our common and convertible preferred stock. This includes, net proceeds $21,936,000 raised in our initial public offering on January 30, 2007, net proceeds of $9,124,000 raised in a private placement of common shares on August 13, 2007, net proceeds of $12,613,000 raised through a registered direct placement from March 31, 2008 to April 1, 2008, net proceeds of $1,514,000 raised through a private placement on February 6, 2009 and net proceeds of $948,000 from a private placement on February 24, 2009 and proceeds of $2,000,000 from a private placement on June 1, 2009.

In June 2006, we entered into a loan and security agreement with a financial institution to borrow a maximum of $5,000,000. Under this facility we borrowed $4,182,000, of which $1,829,000 was paid in the year ended March 31, 2009. The loan was repaid in full at March 31, 2009.

Cash Flows

As of March 31, 2009, we had unrestricted cash and cash equivalents of $1,921,000, compared to $18,823,000 at March 31, 2008.

Net cash used in operating activities during the twelve months ended March 31, 2009 was $16,832,000, primarily due to the $17,656,000 net loss for the period, and to a $1,332,000 decrease in accounts payable, primarily the result of payments made for the placement agent fee related to our registered direct offering in March 2008 that were paid subsequent to March 31, 2008, and a $1,588,000 decrease in accrued expenses, related mostly to accrued bonuses earned during the fiscal year ended March 31, 2008. These uses of cash were offset in part by non-cash charges during the year ended March 31, 2009, including $2,263,000 of stock-based compensation, $768,000 of depreciation and amortization, $304,000 of non-cash interest expense, and $235,000 of loss on the disposal of capital equipment. Net cash used in operating activities during the year ended March 31, 2008 was $17,446,000, primarily due to the $20,339,000 net loss for the period, and to a lesser extent a $989,000 increase in accrued bonuses during the year and $2,594,000 of foreign currency gain. These uses of cash were offset in part by non-cash charges during the year ended March 31, 2008, including $1,339,000 of stock-based compensation, $740,000 of depreciation and amortization, $522,000 of non-cash interest expense and $1,519,000 increase in accrued expenses.

Net cash used in investing activities was $424,000 and $617,000 for the twelve months ended March 31, 2009 and 2008, respectively. Primarily this cash was used during the periods for purchasing lab and manufacturing equipment.

Net cash provided by financing activities was $376,000 for the twelve months ended March 31, 2009. Stock was issued for $2,499,000 and $2,119,000 of outstanding debt was paid off during the period. Net cash provided by financing activities was $17,832,000 for the twelve months ended March 31, 2008. This involved debt payments totaling $6,090,000, which included the full payment on a $4.0 million note payable to Robert Burlingame and $21,737,000 of net funds received in connection with the issuance of common stock.

Contractual Obligations

As of March 31, 2009, we had contractual obligations as follows (long-term debt and capital lease amounts include principal payments only) (in thousands):

	Payments Due by Period
		Less Than	1-3	After
	Total	1 Year	Years	3 Years

Long-term debt	$329	$255	$74	$—
Capital leases	6	6	—	—
Operating leases	628	387	241	—

Total	$963	$648	$315	$—

We currently lease approximately 12,000 square feet of office, research and manufacturing space in Petaluma, California, which serves as our principal executive offices. We also lease approximately 28,000 square feet of office space in an adjacent building for research and development under the lease agreement. The lease was scheduled to expire on September 30, 2007. On September 13, 2007, we entered into Amendment No. 4 to the property lease agreement for our facility in Petaluma, California. The amendment extended the lease expiration date to September 30, 2010. On May 18, 2009, we entered into Amendment No. 5 to the property lease agreement for our facility in Petaluma, California. Pursuant to the amendment, we agreed to surrender 8,534 square feet of office space and extended the lease expiration on the remaining lease to September 30, 2011.

We lease approximately 12,000 square feet of office and manufacturing space and approximately 5,000 square feet of warehouse space in Zapopan, Mexico, under a lease that expires in April 2009 and April 2011.

We lease approximately 5,000 square feet of office space and approximately 14,000 square feet of manufacturing and warehouse space in Sittard, the Netherlands, under a lease that was scheduled to expire on January 31, 2009. On February 15, 2008, we extended this lease to January 2011. On February 1, 2009, the we amended this lease agreement. The amendment shortens the lease period from January 31, 2011 to September 1, 2009. As we expand, we may need to establish manufacturing facilities in other countries.

Operating Capital and Capital Expenditure Requirements

We incurred a net loss of $17,656,000 for the twelve months ended March 31, 2009. At March 31, 2009 and 2008, our accumulated deficit amounted to $108,482,000 and $90,826,000, respectively. At March 31, 2009, our working capital amounted to $1,263,000.

We need to raise additional capital from external sources in order to sustain our operations while continuing the longer term efforts contemplated under our business plan. We expect to continue incurring losses for the foreseeable future and must raise additional capital to pursue our product development initiatives, to penetrate markets for the sale of our products and for us to continue as a going concern. We may not raise additional capital. If we are unable to raise additional capital, we will be required to curtail certain operating activities, and implement additional cost reductions in an effort to conserve capital in amounts sufficient to sustain operations and meet our obligations for the next twelve months. These matters raise substantial doubt about our ability to continue as a going concern. We believe that we have access to capital resources through public or private equity offerings, debt financings, corporate collaborations or other means; however, we have not secured any commitment for new financing at this time and new financing may not be available on commercially acceptable terms, if at all. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve cash. These measures could cause significant delays in our efforts to commercialize our products in the United States, which is critical to the realization of our business plan and our future operations.

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

Off-Balance Sheet Transactions

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 8.	Financial Statements and Supplementary Data

Oculus Innovative Sciences, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders
of Oculus Innovative Sciences, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Oculus Innovative Sciences, Inc. and Subsidiaries (the “Company”) as of March 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oculus Innovative Sciences, Inc. and Subsidiaries, as of March 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company incurred a $17,656,000 loss and used $16,832,000 of cash in its operating activities for the year ended March 31, 2009. The Company has limited capital resources and must raise additional capital in order to sustain operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to these matters are also discussed in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

/s/ Marcum LLP

New York, NY
June 10, 2009

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2009	2008
	(In thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$1,921	$18,823
Accounts receivable, net	923	770
Inventory, net	340	259
Prepaid expenses and other current assets	758	1,098

Total current assets	3,942	20,950
Property and equipment, net	1,432	2,303
Debt issuance costs, net	—	304
Other assets	73	55

Total assets	$5,447	$23,612

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,565	$2,977
Accrued expenses and other current liabilities	853	2,460
Current portion of long-term debt	255	1,994
Current portion of capital lease obligations	6	19

Total current liabilities	2,679	7,450
Deferred revenue	425	523
Long-term debt, less current portion	74	205
Capital lease obligations, less current portion	—	6

Total liabilities	3,178	8,184

Commitments and Contingencies
Stockholders’ Equity
Convertible preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued and outstanding at March 31, 2009 and 2008	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 18,402,820 and 15,905,613 shares issued and outstanding at March 31, 2009 and 2008, respectively	2	2
Additional paid-in capital	113,803	109,027
Accumulated other comprehensive loss	(3,054)	(2,775)
Accumulated deficit	(108,482)	(90,826)

Total stockholders’ equity	2,269	15,428

Total liabilities and stockholders’ equity	$5,447	$23,612

The accompanying footnotes are an integral part of these consolidated financial statements.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended March 31,
	2009	2008
	(In thousands, except per share amounts)

Revenues
Product	$4,415	$2,881
Service	973	954

Total revenues	5,388	3,835
Cost of revenues
Product	1,673	1,774
Service	913	977

Total cost of revenues	2,586	2,751

Gross profit	2,802	1,084
Operating expenses
Research and development	6,252	9,778
Selling, general and administrative	13,857	13,731

Total operating expenses	20,109	23,509

Loss from operations	(17,307)	(22,425)
Interest expense	(437)	(1,016)
Interest income	152	630
Other income (expense), net	(64)	2,472

Net loss available to common stockholders	$(17,656)	$(20,339)

Net loss per common share: basic and diluted	$(1.09)	$(1.60)

Weighted-average number of shares used in per common share calculations:
Basic and diluted	16,221	12,737

Other comprehensive loss, net of tax
Net loss	$(17,656)	$(20,339)
Foreign currency translation adjustments	(279)	(2,411)

Comprehensive loss	$(17,935)	$(22,750)

The accompanying footnotes are an integral part of these consolidated financial statements.

OCULUS INNOVATIVE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
	Common Stock		Additional	Other
	($0.0001 par Value)		Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	(Loss)	Deficit	Total
	(In thousands, except share and per share amounts)

Balance, April 1, 2007	11,844,411	$1	$85,751	$(364)	$(70,487)	$14,901
Issuance of common stock in connection with August 13, 2007 offering, net of commissions, expenses and other offering costs	1,262,500	—	9,124	—	—	9,124
Issuance of common stock in connection with March 31, 2008 offering, net of commissions, expenses and other offering costs	2,634,578	—	12,613	—	—	12,613
Issuance of common stock in connection with exercise of stock options	119,375	—	67	—	—	67
Issuance of common stock in connection with exercise of warrants	44,749	1	134	—	—	135
Amortization of stock-based compensation	—	—	148	—	—	148
Non-employee stock-based compensation	—	—	7	—	—	7
Employee stock-based compensation expense recognized under SFAS No. 123R, net of forfeitures	—	—	1,006	—	—	1,006
Fair value of common stock purchase warrants issued to non-employees	—	—	177	—	—	177
Foreign currency translation adjustment	—	—		(2,411)		(2,411)
Net loss	—	—	—	—	(20,339)	(20,339)

Balance, March 31, 2008	15,905,613	$2	$109,027	$(2,775)	$(90,826)	$15,428
Issuance of common stock in connection with April 1, 2008 closing of offering, net of commissions, expenses and other offering costs	18,095	—	36	—	—	36
Issuance of common stock in connection with February 6, 2009 offering, net of commissions, expenses and other offering costs	1,499,411	—	1,514	—	—	1,514
Issuance of common stock in connection with February 24, 2009 offering, net of commissions, expenses and other offering costs	854,701	—	948	—	—	948
Issuance of common stock in connection with exercise of stock options	105,000	—	15	—	—	15
Issuance of common stock for services	20,000	—	21	—	—	21
Amortization of stock-based compensation	—	—	101	—	—	101
Employee stock-based compensation expense recognized under SFAS No. 123R, net of forfeitures	—	—	2,035	—	—	2,035
Fair value of common stock purchase warrants issued to non-employees	—	—	106	—	—	106
Foreign currency translation adjustment	—	—		(279)		(279)
Net loss	—	—	—	—	(17,656)	(17,656)

Balance, March 31, 2009	18,402,820	$2	$113,803	$(3,054)	$(108,482)	$2,269

The accompanying footnotes are an integral part of these consolidated financial statements.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2009	2008
	(In thousands)

Cash flows from operating activities
Net loss from operations	$(17,656)	$(20,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	768	740
Provision for doubtful accounts	29	57
Provision for obsolete inventory	39	230
Stock-based compensation	2,263	1,339
Non-cash interest expense	304	522
Foreign currency transaction losses (gains)	64	(2,594)
Loss on disposal of assets	235	5
Changes in operating assets and liabilities:
Accounts receivable	(379)	580
Inventories	(177)	(180)
Prepaid expenses and other current assets	598	282
Accounts payable	(1,332)	393
Accrued expenses and other liabilities	(1,588)	1,519

Net cash used in operating activities	(16,832)	(17,446)

Cash flows from investing activities:
Purchases of property and equipment	(393)	(617)
Long-term deposits	(31)	—

Net cash used in investing activities	(424)	(617)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	2,499	21,737
Proceeds from issuance of common stock upon exercise of stock options and warrants	15	202
Cash restricted for repayment of debt	—	2,000
Principal payments on debt	(2,119)	(6,090)
Payments on capital lease obligations	(19)	(17)

Net cash provided by financing activities	376	17,832

Effect of exchange rate on cash and cash equivalents	(22)	4
Net decrease in cash and cash equivalents	(16,902)	(227)
Cash and cash equivalents, beginning of year	18,823	19,050

Cash and cash equivalents, end of year	$1,921	$18,823

Supplemental disclosure of cash flow information:
Cash paid for interest	$154	$591

Non-cash investing and financing activities:
Equipment and insurance premiums financed	$249	$253

The accompanying footnotes are an integral part of these consolidated financial statements.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 —	The Company

Organization

Oculus Innovative Sciences, Inc. (the “Company”) was incorporated under the laws of the State of California in April 1999 and was reincorporated under the laws of the State of Delaware in December 2006. The Company’s principal office is located in Petaluma, California. The Company develops, manufactures and markets a family of products intended to prevent and treat infections in chronic and acute wounds. The Company’s platform technology, called Microcyn, is a proprietary oxychlorine small molecule formulation that is designed to treat a wide range of organisms that cause disease, or pathogens, including viruses, fungi, spores and antibiotic resistant strains of bacteria. The Company conducts its business worldwide, with significant subsidiaries in Europe and Mexico.

NOTE 2 —	Going Concern, Liquidity and Financial Condition

The Company incurred net losses of $17,656,000 for the year ended March 31, 2009. At March 31, 2009, the Company’s accumulated deficit amounted to $108,482,000. The Company had working capital of $1,263,000 as of March 31, 2009. The Company needs to raise additional capital from external sources in order to sustain its operations while continuing the longer term efforts contemplated under its business plan. The Company expects to continue incurring losses for the foreseeable future and must raise additional capital to pursue its product development initiatives, penetrate markets for the sale of its products and continue as a going concern. The Company cannot provide any assurance that it will raise additional capital. Management believes that the Company has access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means; however, the Company has not secured any commitment for new financing at this time nor can it provide any assurance that new financing will be available on commercially acceptable terms, if at all. If the economic climate in the U.S. does not improve or continues to deteriorate, the Company’s ability to raise additional capital could be negatively impacted. If the Company is unable to secure additional capital, it may be required to curtail its research and development initiatives and take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet it obligations. These measures could cause significant delays in the Company’s efforts to commercialize its products in the United States, which is critical to the realization of its business plan and the future operations of the Company. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

As described in Note 13, on April 1, 2008, the Company conducted a closing of 18,095 shares of its common stock at a purchase price of $5.25 per share, and warrants to purchase an aggregate of 9,047 shares of common stock at an exercise price of $6.85 per share for gross proceeds of $95,000 (net proceeds of $36,000 after deducting the placement agent’s commission and other offering expenses).

As described in Note 13, on February 6, 2009, the Company entered into Purchase Agreements with a group of accredited investors whereby it raised $1,752,803 in gross proceeds (net proceeds of $1,514,000 after deducting the placement agent’s commission and other offering expenses) through a private placement of 1,499,411 shares.

As described in Note 13, on February 24, 2009, the Company entered into a Purchase Agreement with Robert Burlingame, a director of the Company, and an accredited investor. Pursuant to the terms of the Purchase Agreement, the investors agreed to make a $3,000,000 investment in the Company. The investors paid $1,000,000 (net proceeds of $948,000 after deducting offering expenses) for 854,701 shares of common stock on February 24, 2009 and agreed to purchase 1,709,402 shares of common stock for $2,000,000 no later than August 1, 2009.

On June 1, 2009, the Company issued the remaining securities related to the February 24, 2009 private placement (Note 13). The issuance comprised of an aggregate of 1,709,402 shares of common stock, Series A Warrants to purchase an aggregate of 1,000,000 shares of common stock and Series B Warrants to purchase an

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

aggregate of 1,333,333 shares of common stock to the Investors pro rata to the investment amount of each Investor. The Company received $2,000,000 in connection with this transaction. (Note 18).

The Company has used, or intends to use, the proceeds from the offerings described above principally for general corporate purposes, including working capital.

NOTE 3 —	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Aquamed Technologies, Inc., Oculus Technologies of Mexico S.A. de C.V. (“OTM”), Oculus Innovative Sciences Netherlands, B.V. (“OIS Europe”), and Oculus Innovative Sciences K.K. (“OIS Japan”). On January 20, 2009, the Company dissolved OIS Japan. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Significant estimates and assumptions include reserves and write-downs related to receivables and inventories, deferred taxes and related valuation allowances and valuation of equity instruments.

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

The selling prices of all goods that the Company sells are fixed, and agreed to with the customer, prior to shipment. Selling prices are generally based on established list prices. The Company does not customarily permit its customers to return any of its products for monetary refunds or credit against completed or future sales. The

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company, from time to time, may replace expired goods on a discretionary basis. The Company records these types of adjustments, when made, as a reduction of revenue. Sales adjustments were insignificant during the years ended March 31, 2009 and 2008.

The Company evaluates the creditworthiness of new customers and monitors the creditworthiness of its existing customers to determine whether events or changes in their financial circumstances would raise doubt as to the collectability of a sale at the time in which a sale is made. Payment terms on sales made in the United States are generally 30 days and internationally, generally range from 30 days to 90 days.

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

Sales Tax and Value Added Taxes

In accordance with the guidance of EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”, the Company accounts for sales taxes and value added taxes imposed on its goods and services on a net basis in the consolidated statement of operations.

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

Restricted Cash

In connection with the Company’s building lease agreement for its Netherlands facility (Note 12), the Company is required to maintain a security deposit in a restricted cash account. On February 1, 2009, the Company and the property owner entered into a lease termination agreement. Pursuant to the agreement, the lease expiration date was changed from January 31, 2011 to September 1, 2009. Accordingly, the Company recorded $26,000 of restricted cash in prepaid expenses and other current assets in the March 31, 2009 accompanying consolidated balance sheet. Addiitonally, the Company recorded $55,000 of restricted cash in other long-term assets in the March 31, 2008 accompanying consolidated balance sheet.

Concentration of Credit Risk and Major Customers

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents and accounts receivable. Cash and cash equivalents are maintained in financial institutions in the United States, Mexico and the Netherlands. The Company is exposed to credit risk in the event of default by these financial institutions for amounts in excess of the Federal Deposit Insurance Corporation insured limits. Cash and cash equivalents held in foreign banks are intentionally kept at minimal levels, and therefore have minimal credit risk associated with them.

The Company grants credit to its business customers, which are primarily located in Mexico, Europe and the United States. Collateral is generally not required for trade receivables. The Company maintains allowances for potential credit losses. Two customers represented a total of 29% and two customer represented 28% of the net accounts receivable balance at March 31, 2009 and 2008, respectively. During the years ended March 31, 2009 and 2008, three customers represented 21% and three customers represented 23% of sales, respectively.

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

The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Other factors that the Company considers include its existing contractual obligations, historical payment patterns of its customers and individual customer circumstances, an analysis of days sales outstanding by customer and geographic region, and a review of the local economic environment and its potential impact on government funding and reimbursement practices. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts at March 31, 2009 and 2008 represents probable credit losses in the amounts of $51,000 and $31,000, respectively.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

Inventories are stated at the lower of cost, cost being determined on a standard cost basis (which approximates actual cost on a first-in, first-out basis), or market.

Due to changing market conditions, estimated future requirements, age of the inventories on hand and production of new products, the Company regularly reviews inventory quantities on hand and records a provision to write down excess and obsolete inventory to its estimated net realizable value. The Company recorded reserves to reduce the carrying amounts of inventories to their net realizable value in the amounts of $71,000 and $208,000 for the years ended March 31, 2009 and 2008, respectively.

Fair Value of Financial Assets and Liabilities

Financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments. The fair value of capital lease obligations and equipment loans approximates its carrying amounts as a market rate of interest is attached to their repayment.

The Company measures the fair value of financial assets and liabilities based on the guidance of Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“Statement No. 157”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Effective April 1, 2008, the Company adopted the provisions of Statement No. 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis. The adoption of the provisions of Statement No. 157 did not materially impact the Company’s consolidated financial position and results of operations.

Statement No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Statement No. 157 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Statement No. 157 describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

At March 31, 2009 there were no assets or liabilities subject to additional disclosure under Statement No. 157.

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

Research and Development

Research and development expense is charged to operations as incurred and consists primarily of personnel expenses, clinical and regulatory services and supplies. For the years ended March 31, 2009 and 2008, research and development expense amounted to $6,252,000 and $9,778,000, respectively.

Advertising Costs

Advertising costs are expenses are incurred. Advertising costs amounted to $170,000 and $130,000, for the years ended March 31, 2009 and 2008, respectively. Advertising costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Shipping and Handling Costs

The Company applies the guidelines enumerated in Emerging Issues Task Force Issue (“EITF”) 00-10 “Accounting for Shipping and Handling Fees and Costs” with respect to its shipping and handling costs. Accordingly, the Company classifies amounts billed to customers related to shipping and handling in sale transactions as revenue. Shipping and handling costs incurred are recorded in cost of product revenues. For the years ended March 31, 2009 and 2008, the Company recorded shipping and handling costs of $24,000 and $20,000, respectively.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Reporting

The consolidated financial statements are presented in United States Dollars in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 52, “Foreign Currency Translation” (“SFAS 52”). Accordingly, the Company’s subsidiary, OTM uses the local currency (Mexican Pesos) as its functional currency, OIS Europe uses the local currency (Euro) as its functional currency and OIS Japan uses the local currency (Yen) as its functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date, and revenue and expense accounts are translated at average exchange rates during the period. Resulting translation adjustments were recorded in accumulated other comprehensive loss in the accompanying consolidated balance sheets at March 31, 2009 and March 31, 2008. On January 20, 2009 the Company dissolved OIS Japan. This transaction resulted in a reclassification adjustment of $96,000 from other comprehensive loss to other income in the accompanying statement of operations for the year ended March 31, 2009.

Foreign currency transaction gains (losses) relate primarily to working capital loans that the Company has made to its subsidiary OIS Japan and trade payables and receivables between subsidiaries OTM and OIS Europe. These transactions are expected to be settled in the foreseeable future. The Company recorded foreign currency transaction gains (losses) of $(64,000) and $2,594,000 for the years ended March 31, 2009 and 2008, respectively. The related gains (losses) were recorded in other income (expense) in the accompanying consolidated statements of operations.

The Company and its OTM and OIS Europe subsidiaries periodically re-evaluate the operating plans and liquidity circumstances of each operating subsidiaries. The Company and its Mexico and Netherlands subsidiaries determined that the subsidiaries lack the ability to repay the outstanding balances of their respective intercompany loans in the foreseeable future. As a result, the Company renegotiated the terms of its notes with its Mexico and Netherlands subsidiaries. The Company’s board of directors memorialized the working capital loan agreements. The terms of the new loan agreements extend the maturity date of the loans plus all accrued interest for an additional five years to April 1, 2013. In the event the loans cannot be settled at the maturity date, the parties may agree that the loans will be renewed for periods of three years. The Company and its subsidiaries have agreed that interest will accrue at the initial rate of 4.65% and shall be adjusted upward to the applicable federal rate, or AFR, for mid-term debt established by the U.S. Internal Revenue Service if the AFR for mid-term debt is higher than the initial rate on the first day of each calendar quarter.

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

The Company has adopted the prospective method with respect to accounting for its transition to SFAS 123(R). Accordingly, the Company recognized in salaries and related expense in the accompanying consolidated statements of operations $101,000 and $148,000 of stock-based compensation expense during the years ended March 31, 2009 and 2008, respectively, which represents the intrinsic value amortization of options granted prior to April 1, 2006 that the Company is continuing to account for using the recognition and measurement principles prescribed under APB 25. The Company also recognized in salaries and related expense in the accompanying consolidated statements of operations $2,035,000 and $1,006,000 of stock-based compensation expense during the years ended March 31, 2009 and 2008, respectively, which represents the amortization of the fair value of options granted subsequent to adoption of SFAS 123(R).

Non-Employee Stock-Based Compensation

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123(R) and EITF Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” (“EITF 96-18”) which requires that such equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instrument vests. Non-employee stock-based compensation charges are amortized over the vesting period.

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

Comprehensive Loss

Other comprehensive loss includes all changes in stockholders’ equity during a period from non-owner sources and is reported in the consolidated statement of stockholders’ equity. To date, other comprehensive loss consists of changes in accumulated foreign currency translation adjustments. Accumulated other comprehensive (loss) at March 31, 2009 and 2008 was $(3,054,000) and $(2,775,000), respectively.

Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128 “Earnings Per Share” and has applied the guidance enumerated in Staff Accounting Bulletin No. 98 (“SAB Topic 4D”) with respect to evaluating its issuances of equity securities during all periods presented.

Under SFAS No. 128, basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic loss per share for the years ended March 31, 2009 and 2008, excludes potentially dilutive securities because their inclusion would be anti-dilutive.

	Year Ended March 31,
	2009	2008
	(In thousands)

Anti-dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:
Options to purchase common stock	3,964	2,624
Restricted stock units	30	60
Warrants to purchase common stock	7,056	3,327

	11,050	6,011

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments” requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments. The carrying amounts of the Company’s line of credit obligation and other long term obligations approximate fair value as such instruments feature contractual interest rates or have effective yields that are consistent with instruments of similar risk.

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company accounts for the issuance of common stock purchase warrants issued and other free standing derivative financial instruments in accordance with the provisions of EITF 00-19 “Accounting for Derivative

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). Based on the provisions of EITF 00-19, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company determined that its freestanding derivatives, which principally consists of warrants to purchase common stock, satisfied the criteria for classification as equity instruments at March 31, 2009 and 2008.

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

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company will apply this Standard prospectively to convertible debt instruments issued after March 31, 2009.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company is in the process of determining the impact FSP EITF 03-6-1 will have on its consolidated financial statements. The Company is in the process of determining the impact EITF 03-6-1 will have on its consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the definition of fair value, establishes a framework for measurement of fair value and expands disclosure

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, except as amended by FASB Staff Position (“FSP”) SFAS 157-2 which is effective for fiscal years beginning after November 15, 2008. FSP SFAS 157-2 allows partial adoption relating to fair value measurements for non-financial assets and liabilities that are not measured at fair value on a recurring basis. The Company adopted SFAS 157 effective April 1, 2008, except as it applies to the non-financial assets and non-financial liabilities subject to FSP SFAS 157-2. The Company will adopt the remaining provisions of SFAS 157 in the first quarter of fiscal 2010 and is currently evaluating the impact adoption may have on its consolidated financial statements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 applies to all financial instruments that are measured and reported on a fair value basis.

In October 2008, the FASB issued FASB Staff Position (FSP) FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. The FSP clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective October 10, 2008, and for prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in FASB Statement No. 154, Accounting Changes and Error Corrections. The adoption FAS 157-3 did not have an impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB, the EITF, the SEC and or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 4 —	Accounts Receivable

Accounts receivable consists of the following (in thousands):

	March 31,
	2009	2008

Accounts receivable	$974	$801
Less: allowance for doubtful accounts	(51)	(31)

	$923	$770

Allowance for doubtful accounts activities are as follows (in thousands):

		Additions
	Balance at	Charged to
	Beginning	Operating	Deductions	Balance at
Year Ended March 31	of Year	Expenses	Write-Offs	End of Year

2008	$207	$57	$(233)	$31
2009	$31	$29	$(9)	$51

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 —	Inventories

Inventories consist of the following (in thousands):

	March 31,
	2009	2008

Raw materials	$277	$361
Finished goods	134	106

	411	467
Less: inventory allowances	(71)	(208)

	$340	$259

Reserve for obsolete inventories activities are as follows (in thousands):

		Additions
		Charged to
	Balance at	Cost of
	Beginning	Product	Deductions	Balance at
Year Ended March 31	of Year	Revenues	Write-Offs	End of Year

2008	$94	$230	$(116)	$208
2009	$208	$39	$(176)	$71

NOTE 6 —	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,
	2009	2008

Prepaid expenses	$657	$691
Value Added Tax receivable	23	32
Other current assets	78	375

	$758	$1,098

NOTE 7 —	Debt Issuance Costs

Debt issuance costs consists of the following (in thousands):

	March 31,
	2009	2008

Fair value of common stock purchase warrants issued in connection with a Line of Credit (Note 10)	$1,046	$1,046
Cash paid for debt offering expenses	28	28

	1,074	1,074
Less: accumulated amortization	(1,074)	(770)

	$—	$304

During the years ended March 31, 2009 and 2008, the Company recorded $304,000 and $522,000 of non-cash interest expense related to the amortization of debt issue costs, respectively. These amounts are included in interest expense in the accompanying consolidated statements of operations.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 —	Property and Equipment

Property and equipment consists of the following (in thousands):

	March 31,
	2009	2008

Manufacturing, lab, and other equipment	$3,067	$3,387
Office equipment	421	555
Furniture and fixtures	60	201
Leasehold improvements	252	436

	3,800	4,579
Less: accumulated depreciation and amortization	(2,368)	(2,276)

	$1,432	$2,303

Property and equipment includes $186,000 of equipment purchases that were financed under capital lease obligations as of March 31, 2009 and 2008 (Note 11). The accumulated amortization on these assets amounted to $181,000 and $168,000 as of March 31, 2009 and 2008, respectively.

Depreciation and amortization expense (including amortization of leased assets) amounted to $768,000 and $740,000 for the years ended March 31, 2009 and 2008, respectively.

NOTE 9 —	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31
	2009	2008

Salaries and related costs	$394	$1,339
Professional fees	90	592
Deferred revenue	272	359
Other	97	170

	$853	$2,460

NOTE 10 —	Long-Term Debt

On May 1, 1999, the Company issued a note payable in the amount of $64,000 with interest at 8% per annum and a final payment due on December 31, 2009. The remaining balance on this obligation, which amounts to $23,000 including accrued interest, is included in the current portion of long-term debt in the accompanying consolidated balance sheet at March 31, 2009.

From February 2005 to March 2006, the Company issued various notes for aggregate principal amounting to $182,000 with interest rates ranging from 6.25% to 14.44% per annum. The proceeds of these notes were used to purchase automobiles and software. The Company made principal payments on these notes of $48,000 and $36,000, during the years ended March 31, 2009 and 2008, respectively. Aggregate interest expense under these obligations amounted to $6,000 and $8,100 for the years ended March 31, 2009 and 2008, respectively. These notes are payable in aggregate monthly installments of $3,700 including interest through March 14, 2011. The remaining balance of these notes amounted to $39,000 at March 31, 2009, of which $28,000 is included in the current portion of long-term debt in the accompanying consolidated balance sheet.

On June 14, 2006, the Company entered into a credit facility providing it with up to $5,000,000 of available credit. The facility permitted the Company to borrow up to a maximum of $2,750,000 for growth capital,

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1,250,000 for working capital based on eligible accounts receivable and $1,000,000 in equipment financing. In June 2006, the Company drew an aggregate of $4,182,000 of borrowings under this facility. These borrowings were payable in 30 to 33 fixed monthly installments with interest at rates ranging from 12.4% to 12.7% per annum, with the final due payment on March 31, 2009. The Company issued the lender warrants to purchase up to 71,521 shares of its Series B convertible preferred stock upon originating the loan which automatically converted into warrants to purchase 71,521 shares of the Company’s common stock at the closing of the Company’s initial public offering on January 30, 2007. The aggregate fair value of all warrants issued to the lender under this arrangement amounted to $1,046,000 (Note 13). This amount was recorded as debt issuance costs and was amortized as interest expense over the term of the credit facility. For the years ended March 31, 2009 and 2008, the Company recorded $304,000 and $429,000 of non-cash interest expense related to the amortization of debt issue costs, respectively. In connection with these notes, for the years ended March 31, 2009 and 2008, the Company made principal payments of $1,829,000 and $1,501,000, respectively. Additionally, for the years ended March 31, 2009 and 2008, the Company made interest payments of $133,000 and $331,000, respectively. The final payment was made in connection with this facility on March 31, 2009. The Company does not have the ability to borrow against this facility in the future.

On May 5, 2006, the Company entered into a note agreement for $69,000 with interest at the rate of 7.94% per annum. This note is related to the purchase of an automobile. This note is payable in sixty monthly installments of $1,200 through May 2012. The Company made principal payments of $10,800 and $9,800 during the year ended March 31, 2009 and 2008, respectively. Additionally, the Company made interest payments of $3,700 and $4,700 during the years ended March 31, 2009 and 2008, respectively. The remaining balance of this note amounted to $41,000 at March 31, 2009, including $11,800 in the current portion of long-term debt in the accompanying consolidated balance sheet.

From July 1, 2006 to March 25, 2007, the Company entered into note agreements for $805,000 with interest rates ranging from 5.6% to 9.7% per annum. These notes were used to finance insurance premiums. These notes were payable in aggregate monthly installments of $66,000 through November 25, 2007. During the year ended March 31, 2008, the Company made principal payments of $480,000. Additionally, during the year ended March 31, 2008, the Company made interest payments of $15,000. On July 3, 2007, the Company paid all outstanding principal and interest under these financings.

On November 7, 2006, the Company signed a loan agreement with Robert Burlingame, one of the Company’s directors, in the amount of $4,000,000, which was funded on November 10, 2006 and accrued interest at an annual rate of 7%. Concurrently, Mr. Burlingame became a consultant to the Company under a two-year consulting agreement, and was appointed to fill a vacancy on the Company’s board of directors. At the time the principal was advanced to the Company, a broker who acted as the agent in this transaction, was paid a fee of $50,000 and was granted a warrant to purchase 25,000 shares of the Company’s common stock at an exercise price of $18.00 per share. The aggregate fair value of all warrants issued to the agent under this arrangement amounted to $104,000 (Note 13). This amount in addition to the $50,000 cash payment was recorded as debt issuance costs and was amortized as interest expense over the term of the credit facility. During the year ended March 31, 2008, the Company recorded $93,000 of non-cash interest expense related to the amortization of the debt issuance costs. The Company paid principal of $2,000,000 on August 15, 2007, and paid the remaining $2,000,000 and accrued interest on August 31, 2007. During the year ended March 31, 2008, the Company paid $222,000 of interest expense related to this note.

On April 12, 2007, the Company entered into a note agreement to purchase an automobile for $75,800 with interest at the rate of 7.75% per annum. This note is payable in monthly installments of $1,500 through April 2012. During the year ended March 31, 2009 and 2008, the Company made principal payments of $13,900 and $11,600, respectively. Additionally, during the year ended March 31, 2009 and 2008, the Company made interest payments of $4,500 and $5,300, respectively. The remaining balance of this note amounted to $49,000 at March 31, 2009, including $15,000 in the current portion of long-term debt in the accompanying consolidated balance sheet.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On March 1, 2008, the Company entered into a note agreement for $176,600 with an interest rate of 5.6% per annum. The note was used to finance insurance premiums. The note was payable in monthly installments of $14,800 through January 1, 2009. During the year ended March 31, 2009 and 2008, the Company made interest payments of $4,500 and $0, respectively. During the year ended March 31, 2009 and 2008, the Company made principal payments of $142,800 and $33,800, respectively. The final payment on this note was made on January 1, 2009.

On January 25, 2009 and February 16, 2009, the Company entered into a note agreements for $249,000 with an interest rate of 4.0% per annum. The notes were used to finance insurance premiums. The notes are payable in monthly installments of $25,500 through November 25, 2009. During the year ended March 31, 2009, the Company made interest payments of $1,200. During the year ended March 31, 2009, the Company made principal payments of $73,800. The remaining balance of this note amounted to $176,500 at March 31, 2009 which is included in the current portion of long-term debt in the accompanying consolidated balance sheet.

A summary of principal payments due in years subsequent to March 31, 2009 is as follows (in thousands):

For Years Ending March 31,

2010	$255
2011	39
2012	31
2013	4

Total principal payments	329
Less: current portion	(255)

Long-term portion	$74

NOTE 11 —	Capital Lease Obligations

During the period from September 1, 2003 through October 1, 2003, the Company entered into various capital leases under which the aggregate present value of the minimum lease payments amounted to $40,000. The present value of the minimum lease payments was calculated using discount rates ranging from 13% to 18%. Lease payments, including amounts representing interest, amounted to $11,300 and $12,000 for the years ended March 31, 2009 and 2008, respectively. The final payment was made on these capital leases on September 1, 2008.

On November 10, 2004, the Company entered into a capital lease under which the present value of the minimum lease payments amounted to $37,000. The present value of the minimum lease payments was calculated using a discount rate of 10%. Lease payments, including amounts representing interest, amounted to $9,000 and $9,000 for the years ended March 31, 2009 and 2008, respectively. The remaining principal balance on this obligation amounted to $6,000 at March 31, 2009, which is included in the current portion of capital lease obligations in the accompanying consolidated balance sheets.

The Company recorded interest expense in connection with these lease agreements in the amounts of $1,700 and $4,500 for the years ended March 31, 2009 and 2008, respectively.

NOTE 12 —	Commitments and Contingencies

Lease Commitments

The Company has entered into various non-cancelable operating leases, primarily for office facility space, that expire at various times through April 2012.

On September 13, 2007, the Company entered into Amendment No. 4 to the property lease agreement for its facility in Petaluma, California. The amendment extends the lease expiration date to September 30, 2010. On February 1, 2009, the Company amended its property lease agreement for its facility in Sittard, the Netherlands. The

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amendment shortens the lease period from January 31, 2011 to September 1, 2009. Pursuant to the amendment, by March 31, 2009, the Company agreed to prepay the property owner $96,000 which represents the lease payments for the period of April 1, 2009 to September 1, 2009.

Minimum lease payments for non-cancelable operating leases, including the effects of the lease extension described above, are as follows (in thousands):

For Years Ending March 31,

2010	$387
2011	235
2012	6

Total minimum lease payments	$628

Rent expense amounted to $628,000 and $676,000 for the years ended March 31, 2009 and 2008, respectively.

Legal Matters

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

Other Matters

On September 16, 2005, the Company entered into a series of agreements with Quimica Pasteur S.A. de C.V. (“QP”), a Mexico-based company engaged in the business of distributing pharmaceutical products to hospitals and health care entities owned or operated by the Mexican Ministry of Health. These agreements provided, among other things, for QP to act as the Company’s exclusive distributor of Microcyn to the Mexican Ministry of Health for a period of three years. In connection with these agreements, the Company was concurrently granted an option to acquire all except a minority share of the equity of QP directly from its principals in exchange for 150,000 shares of common stock, contingent upon QP’s attainment of certain financial milestones. The Company’s distribution and related agreements were cancelable by the Company on thirty days’ notice without cause and included certain provisions to hold the Company harmless from debts incurred by QP outside the scope of the distribution and related agreements. The Company terminated these agreements on March 26, 2006 without having exercised the option.

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

Employment Agreements

As of March 31, 2009, the Company has entered into employment agreements with five of its key executives. The agreements provide, among other things, for the payment of six to twenty-four months of severance compensation for terminations under certain circumstances. With respect to these agreements, at March 31, 2009, aggregated potential severance amounted to $1,840,000 and aggregated annual salaries amount to $1,305,000.

On September 4, 2008, the employment agreement of Mr. Mike Wokasch, the Company’s Chief Operating Officer, was terminated, effective September 5, 2008. In connection with the termination, the Company was required to provide Mr. Wokasch with a lump sum severance payment of $275,000, which is equivalent to twelve months of his salary. Additionally, pursuant to the employment agreement, upon termination, all non-vested options that were outstanding at the termination date became immediately exercisable. The Company recorded $1,168,000 of stock compensation expense related to the acceleration of the vesting. The options will expire twelve months from the date of termination, on September 5, 2009. The severance and stock compensation expense was recorded as a selling, general and administrative expense in the accompanying condensed consolidated statements of operations for the year ended March 31, 2009. The Company paid the severance on October 10, 2008.

Board Compensation

On April 26, 2007, the Company’s board of directors adopted a Non-Employee Director Compensation Package (the “Compensation Package”) to provide members of the board and its committees with regular compensation. The Compensation Package provides for cash payments of $25,000 in two equal installments to each of the non-employee members of the board of directors. Directors who are members (but not the chairperson) of the audit committee receive an additional $5,000 per year. Directors who are members (but not the chairperson) of the compensation committee receive an additional $2,000 per year. The chairperson of the board of directors receives $15,000 annually, the lead director (if different from the chair person) receives $10,000 annually, the chairperson of the audit committee receives $10,000 annually, and the chairperson of each other committee receives $5,000 annually. Upon mutual agreement between the compensation committee and the non-employee directors, the Company may issue stock options in lieu of cash payments. Additionally, the Compensation Package provides for the grant of options to each non-employee director under the 2006 Restated Stock Incentive Plan. Each new director will receive an initial option grant to purchase 50,000 shares of the Company’s common stock, which will vest over three years, and each non-employee director will receive an automatic annual grant of an option to purchase 15,000 shares of the Company’s common stock, which will vest monthly over a period of one year. The annual option grants were granted to non-employee directors following the annual stockholders meeting on August 27, 2008. In connection with the annual awards, on September 2, 2008, the Company granted 15,000 options to each of four non-employee directors at an exercise price of $2.82 per share which was the closing price of the Company’s common stock on the date of grant. Additionally, on December 9, 2008, the Company issued 25,000 options at $0.40 per share to each of three non-employee directors in lieu of cash payments that were due on November 1, 2008. One non-employee director received a cash payment of $12,500.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consulting Agreements

On October 1, 2005, the Company entered into a consulting agreement with White Moon Medical. Akihisa Akao, a former member of the board of directors, is the sole stockholder of White Moon Medical. Under the terms of the agreement, the individual was compensated for services provided outside his normal board duties. The Company paid and recorded expense related to this agreement in the amount of $85,000 and $146,000 which is included in selling, general and administrative expense in the consolidated statements of operations for the years ended March 31, 2009 and 2008, respectively. This agreement was terminated on October 1, 2008.

On November 7, 2006, the Company entered into a two year consulting agreement with Mr. Robert Burlingame, one of the Company’s directors who also provided the Company with a $4,000,000 Bridge Loan (Note 10). In connection with this agreement, the director received 75,000 common stock purchase warrants at an exercise price of $8.00 per share. During the years ended March 31, 2009 and 2008, the amortized fair value of the warrants amounted to $106,000 and $175,000 and was recorded as selling, general and administrative expense in the accompanying consolidated statements of operations (Note 13).

Commercial Agreements

On May 8, 2007 and June 11, 2007, the Company entered into separate commercial agreements with two unrelated customers granting such customers the exclusive right to sell the Company’s products in specified territories or for specific uses. Both customers are required to maintain certain minimum levels of purchases of the Company’s products in order to maintain exclusivity. Up-front payments amounting to $625,000 paid under these agreements have been recorded as deferred revenue of which $425,000 is classified as long-term deferred revenue in the accompanying consolidated balance sheet at March 31, 2009. The up-front fees will be amortized on a straight-line basis over the terms of the underlying agreements. The Company amortized $98,000 and $5,000 of deferred revenue which is included in product revenue in the accompanying consolidated statement of operations for the years ended March 31, 2009 and 2008, respectively.

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

Common Stock Issued in Private Placement

On August 13, 2007, the Company completed a private placement of 1,262,500 shares of common stock to certain accredited investors at a price of $8.00 per share pursuant to the terms of a Securities Purchase Agreement, dated August 7, 2007. In addition, the investors received warrants to purchase an aggregate of 416,622 additional shares of common stock at an exercise price of $9.50 per share (described below). The exercise price for the investor warrants was adjusted to $8.63 in March 2008, after the anti-dilution provisions of the warrants were triggered by our registered direct offering. The investor warrants are now exercisable for an additional 41,977 shares. Gross proceeds from the private placement were $10,100,000 and net proceeds were $9,124,000 (after the placement agent’s commission and other offering expenses). Pursuant to the terms of a Registration Rights Agreement, dated August 7, 2007, the shares of common stock issued to the investors in the private placement and the shares of common stock to be issued upon the exercise of the warrants issued in the private placement were registered. If the registration statement ceases to remain continuously effective, or the holders of the registrable securities are not

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

permitted to utilize the related prospectus to resell the securities registered under the registration statement for more than ten consecutive calendar days, or more than a total of fifteen calendar days in any twelve month period, the Company will be required to pay the security holders, until cured, partial liquidated damages in cash equal to 1% monthly, up to a maximum of 15%, of the aggregate purchase price paid pursuant to the terms of the Securities Purchase Agreement. If the Company is required to pay liquidated damages and payments are not made seven days from the due date, the holders will become entitled to interest payments of 18% per annum on the amount due. The Company, after having evaluated the registration payment arrangement, has determined that it is unlikely to incur any liability based on its past experience in filing registration statements. Accordingly, the Company does not believe it is necessary to record any reserves for contingent transfer of consideration in accordance with EITF FSP 00-19-2, “Accounting for Registration Payment Arrangements”.

The Company also issued a warrant to purchase 88,375 shares of common stock to a placement agent in connection with the private placement (described above). The warrant has the same terms, including exercise price and registration rights, as the warrants issued in the private placement. The exercise price for the warrants was adjusted to $8.63 on March 31, 2008, after the anti-dilution provisions of the warrants was triggered by the Companies registered direct offering. Additionally, the placement agent warrants are now exercisable for an additional 8,909 shares.

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

On March 31, 2008, the Company closed the registered direct placement of 2,634,578 shares of its common stock at a purchase price of $5.25 per share, and warrants to purchase an aggregate of 1,317,278 shares of common stock at an exercise price of $6.85 per share for gross proceeds of $13,297,000 and net proceeds of $12,613,000 (after deducting the placement agent’s commission and other offering expenses). On April 1, 2008, the Company had a second closing of an additional 18,095 shares of its common stock at a purchase price of $5.25 per share, and warrants to purchase an aggregate of 9,047 shares of common stock at an exercise price of $6.85 per share for gross proceeds of $95,000 and net proceeds of $36,000 (after deducting the placement agent’s commission and other offering expenses). Both closings were part of the same offering. Additionally, the Company issued a warrant to purchase 130,000 shares of common stock at an exercise price of $6.30 per share to the placement agent related to this offering.

Common Stock Issued in Private Placement

On February 6, 2009, the Company entered into Purchase Agreements with a group of accredited investors whereby it raised $1,752,803 in gross proceeds (net proceeds of $1,514,000 after deducting the placement agent’s commission and other offering expenses) through a private placement of 1,499,411 shares.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For each $116.90 invested, an investor received one hundred shares of common stock, par value $0.0001 per share; a Series A Warrant to purchase fifty-eight shares of common stock at an exercise price of $1.87 per share which are exercisable after six months and have a five year term; a Series B Warrant to purchase seventy-eight shares of common stock at an exercise price of $1.13 per share which are exercisable after six months and have a three year term; and for every two shares of common stock the investor purchases upon exercise of a Series B Warrant, the investor will receive an additional Series C Warrant to purchase one share of common stock. The Series C Warrant shall be exercisable after six months and will have an exercise price of $1.94 per share and a five year term.

The Company issued an aggregate of 1,499,411 shares of common stock, Series A warrants to purchase 869,658 shares of common stock and Series B warrants to purchase 1,169,544 shares of common stock. The Company has not issued any Series C warrants as of March 31, 2009 because no Series B warrants have been exercised. However, if all Series B warrants are exercised, the Company may issue Series C warrants to purchase up to 584,772 shares of common stock. As compensation for services rendered as the exclusive placement agent for the offering, the placement agent received $122,696 in cash plus warrants, exercisable upon the closing date of the transaction for a five year term, to purchase 104,958 shares of common stock at an exercise price of $1.56 per share.

Common Stock Issued in Private Placement to a Related Party

On February 24, 2009, the Company entered into a Purchase Agreement with Robert Burlingame, a director of the Company, and an accredited investor. Pursuant to the terms of the Purchase Agreement, the investors agreed to make a $3,000,000 investment in the Company. The investors paid $1,000,000 (net proceeds of $948,000 after deducting offering expenses) for 854,701 shares of common stock on February 24, 2009 and agreed to pay $2,000,000 for 1,709,402 shares of common stock no later than August 1, 2009. In addition, the Company agreed to issue to the investors Series A Warrants to purchase a total of 1,500,000 shares of common stock pro rata to the number of shares of common stock issued on each closing date at an exercise price of $1.87 per share. The Series A Warrants will be exercisable after six months and will have a five year term. The Company also agreed to issue to the investors Series B Warrants to purchase a total of 2,000,000 shares of common stock pro rata to the number of shares of common stock issued on each closing date at an exercise price of $1.13 per share. The Series B Warrants will be exercisable after six months and will have a three year term. In addition, for every two shares of common stock the investor purchases upon exercise of a Series B Warrant, the investor will receive an additional Series C Warrant to purchase one share of common stock. The Series C Warrant shall be exercisable after six months and will have an exercise price of $1.94 per share and a five year term. The Company will only be obligated to issue Series C Warrants to purchase up to 1,000,000 shares of common stock.

Common Stock Issued to Consultants for Services Rendered

On March 5, 2009, the Company issued 10,000 shares of common stock to Spot Savvy LLC pursuant to the terms of a Consulting Agreement dated February 26, 2009. The fair value of the underlying stock on the date of issuance was at $1.06 per share. The shares are fully vested and non-forfeitable at the time of issuance. The shares were issued as compensation for providing product marketing services. The Company determined the fair value of the common stock was more readily determinable than the fair value of the services rendered. For the year ended March 31, 2009, the Company recorded $10,600 of expense in the accompanying consolidated statement of operations.

Also on March 5, 2009, the Company issued 10,000 shares of common stock to Michael Salman Teymouri pursuant to the terms of a Consulting Agreement dated February 26, 2009. The fair value of the underlying stock on the date of issuance was at $1.06 per share. The shares are fully vested and non-forfeitable at the time of issuance. The shares were issued as compensation for providing product marketing services. The Company determined the fair value of the common stock was more readily determinable than the fair value of the services rendered. For the

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

year ended March 31, 2009, the Company recorded $10,600 of expense in the accompanying consolidated statement of operations.

Stock Purchase Warrants Issued in Financing Transactions

On June 14, 2006, the Company issued warrants to purchase 71,521 shares of Series B convertible preferred stock at an exercise price of $18.00 per share in connection with a financing facility described in Note 10. These warrants were automatically converted to warrants to purchase 71,521 shares of common stock at the closing of the Company’s IPO on January 30, 2007. The warrants were valued using the Black-Scholes pricing model. Assumptions used were as follows: Fair value of the underlying stock $18.00; risk-free interest rate 5.15% percent; contractual life of 10 years; dividend yield of 0%; and volatility of 70%. The fair value of the warrants, which amounted to $1,046,000, was recorded as deferred debt issuance costs and is being amortized as interest expense over the term of the credit facility. Amortization of these costs amounted to $133,000 and $331,000 and is included as a component of interest expense in the accompanying consolidated statement of operations for the year ended March 31, 2009 and 2008, respectively.

On November 10, 2006, Brookstreet Securities Corporation was granted a warrant to purchase 25,000 shares of the Company’s common stock at an exercise price of $18.00 per share in connection with a finder’s fee for the Robert Burlingame Bridge Loan, which funded on November 10, 2006 (Note 10). The warrants were valued using the Black-Scholes pricing model using the following assumptions: Fair value of the underlying stock $18.00; risk-free interest rate 4.70% percent; contractual life of 5 years; dividend yield of 0%; and volatility of 70%. The fair value of the warrants, which amounted to $104,000 was recorded as debt issue costs. The Company amortized $62,000 of interest expense related to the warrants during the year ended March 31, 2008.

On August 13, 2007, the Company issued warrants to purchase 416,622 shares of common stock at an exercise price of $9.50 per share to investors in conjunction with the private placement of common stock described above. The warrants became exercisable on February 8, 2008, and have a term of five years. The exercise price for the investor warrants was adjusted to $8.63 on March 31, 2008, after the anti-dilution provisions of the warrants were triggered by our registered direct offering. The warrantholder received an additional 41,997 warrants as a result of this transaction. Additionally, the exercise price for the investor warrants was adjusted to $5.03 in February 2009, after the anti-dilution provisions of the warrants were triggered by the Company’s February 6, 2009 and February 24, 2009 private placement offerings. The investor warrants are now exercisable for an additional 328,247 shares. At March 31, 2009 there were 786,846 investor warrants outstanding related to this transaction. The warrants are subject to adjustment in certain circumstances and require settlement in shares of the Company’s common stock. The Company accounted for the issuance of the common stock purchase warrants in accordance with the provisions of EITF 00-19. Based on the provisions of EITF 00-19, the Company classified the warrants as equity.

On August 20, 2007, the Company issued a warrant to purchase 88,375 shares of common stock at an exercise price of $9.50 per share to the placement agent for the private placement described above. The warrant became exercisable on February 8, 2008, and has a term of five years. The warrant was adjusted to $8.63 on March 31, 2008, after the anti-dilution provisions of the warrant was triggered by the Company’s registered direct offering. The warrantholder received an additional warrant to purchase 8,909 shares of common stock as a result of this adjustment. Additionally, the exercise price for the placement agent warrant was adjusted to $5.02 in February 2009, after the anti-dilution provisions of the warrants were triggered by our February 6, 2009 and February 24, 2009 private placement offerings. The warrantholder received a warrant to purchase an additional 69,622 shares of common stock as a result of this transaction. At March 31, 2009 the placement agent had a warrant to purchase 166,906 shares of common stock. The warrant has the same terms as the warrants issued in the private placement and was accounted for in accordance with the provisions of EITF 00-19. The securities underlying the warrant were registered on the same registration statement.

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

On February 6, 2009, the Company issued the following warrants in connection with a private placement. The Company issued Series A warrants to purchase 869,658 shares of common stock at an exercise price of $1.87 per share and Series B warrants to purchase 1,169,544 shares of common stock at an exercise price of $1.13 per share. If all Series B warrants are exercised, the Company may issue Series C warrants to purchase up to 584,772 shares of common stock at an exercise price of $1.94 per share. For every two shares of common stock the purchased upon exercise of a Series B Warrant, an additional Series C Warrant to purchase one share of common stock will be issued. The Company has not issued any Series C warrants as of March 31, 2009 because no Series B warrants have been exercised. As compensation for services rendered as the exclusive placement agent, the Company issued the placement agent a warrant to purchase 104,958 shares of common stock at an exercise price of $1.56 per share, exercisable upon the closing date of the transaction for a five year term. The Company accounted for the issuance of the common stock purchase warrants in accordance with the provisions of EITF 00-19. Based on the provisions of EITF 00-19, the Company classified the warrants as equity.

On February 24, 2009, the Company issued the following warrants in connection with a private placement. The Company issued Series A warrants to purchase 500,000 shares of common stock at an exercise price of $1.87 per share and Series B warrants to purchase 666,667 shares of common stock at an exercise price of $1.13 per share. If all Series B warrants are exercised, the Company may issue Series C warrants to purchase up to 1,000,000 shares of common stock at $1.94 per share. For every two shares of common stock the investor purchases upon exercise of a Series B Warrant, the investor will receive an additional Series C Warrant to purchase one share of common stock. The Company has not issued any Series C warrants as of March 31, 2009 because no Series B warrants have been exercised. The Series A Warrants will be exercisable after six months and will have a five year term. The Series B Warrants will be exercisable after six months and will have a three year term. The Company accounted for the issuance of the common stock purchase warrants in accordance with the provisions of EITF 00-19. Based on the provisions of EITF 00-19, the Company classified the warrants as equity.

On March 4, 2009, the Company issued an advisor, Dayl Crow, a Series A Warrant exercisable for a five year term, to purchase 50,000 shares of our common stock at an exercise price of $1.87 per share. These warrants were issued in connection with consulting services

Anti-dilution adjustment

Pursuant to the anti-dilution provisions contained in the private placement investor and placement agent warrant agreements, following the close of the registered direct offering on March 31, 2008, the Company adjusted the conversion price of the private placement warrants. As a result, the exercise price for the warrants was adjusted from $9.50 to $8.63. Additionally, as a result of this transaction, an additional 50,886 warrants were issued.

Following the close of the February 6, 2009 private placement offering and following the close of the February 24, 2009 private placement offering, the Company again adjusted the conversion price of the warrants related to the August 7, 2007 private placement. The exercise price for the warrants was adjusted from $8.63 to $5.02 per share. Additionally, as a result of this transaction, an additional 397,869 warrants were issued. At

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2009, 953,752 warrants were outstanding that related to the August 7, 2007 private placement transaction.

Common Stock and Common Stock Purchase Warrants Issued to Non-Employees For Services

On November 10, 2006, the Company entered into a 2 year consulting agreement with its new director, Robert Burlingame. Under the terms of the agreement, the Company issued to the director a warrant to purchase 75,000 shares of its common stock, exercisable at a price equal to the Company’s common stock in its initial public offering in consideration of corporate advisory services. The warrants were fully exercisable and non-forfeitable at their date of issuance. The warrants were valued using the Black-Scholes option pricing model. Assumptions used were as follows: Fair value of the underlying stock of $9.00, risk-free interest rate of 4.70%; contractual life of 5 years; dividend yield of 0%; and volatility of 70%. The adjusted fair value of the warrant amounted to $350,000. Following the guidance enumerated in Issue 2 of EITF 96-18, the Company amortized the fair value of the warrants over the two year term of the consulting agreement which is consistent with its treatment of similar cash transactions. During the years ended March 31, 2009 and 2008, the amortized fair value of the warrants amounted to $106,000 and $175,000, respectively, and was recorded as selling, general and administrative expense in the accompanying consolidated statements of operations. The fair value was fully amortized in the year ended March 31, 2009.

The Company accounted for its issuance of stock-based compensation to non-employees for services using the measurement date guidelines enumerated in SFAS 123(R) and EITF 96-18. Accordingly, the value of any awards that were fully vested and non forfeitable at their date of issuance were measured based on the fair value of the equity instruments at the date of issuance. The non-vested portion of awards that are subject to the future performance of the counterparty are adjusted at each reporting date to their fair values based upon the then current market value of the Company’s stock and other assumptions that management believes are reasonable.

On April 5, 2007, the Company terminated certain advisory consulting contracts and made all unvested warrants issued to the consultants available for immediate exercise. In addition, the Company extended the exercise period through April 13, 2009. For the year ended March 31, 2008, the Company recorded $2,000 of expense for the incremental fair value related to the modification of these warrants. The warrants were adjusted to fair value using the following weighted average assumptions: Risk-free interest rate of 4.03%; contractual life of 2.66 years; dividend yield of 0%; and volatility of 70%.

NOTE 14 —	Stock-Based Compensation

1999, 2000, 2003 and 2004 Stock Option Plans

The 1999, 2000, 2003 and 2004 Stock Option Plans became effective May 1999, June 2000, July 2003 and July 2004, respectively. The Plans provide for grants of both incentive stock options (ISOs) and non-qualified stock options (NSOs) to employees, consultants and directors.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with the Plans, stated exercise price may not be less than 100% and 85% of the estimated fair market value of the Company’s common stock on the date of grant for ISOs and NSOs, respectively, as determined by the board of directors at the date of grant. With respect to any 10% shareholder, the exercise price of an ISO or NSO was not to exceed 110% of the estimated fair market value per share on the date of grant.

Options issued under the Plans generally have a ten-year term and generally became exercisable over a five-year period.

On June 29, 2006, the compensation committee of the Company’s board of directors resolved that it would not approve any further grants under its 1999, 2000 and 2003 Plans. Additionally, in connection with the Delaware reincorporation on December 15, 2006, no future options will be granted under the 2004 Plan.

2006 Stock Plan

On November 7, 2006, the board authorized and reserved 1,250,000 shares for issuance of options that may be granted under the Company’s 2006 Stock Incentive Plan (the “2006 Plan”), which was previously adopted by the board of directors in August 2006. On December 14, 2006, the stockholders approved the Company’s 2006 Plan which became effective at the close of the Company’s initial public offering. The Plan was amended by resolution of the board on April 26, 2007, and the amendments were subsequently approved by the stockholders.

The 2006 Plan provides for the granting of incentive stock options to employees and the granting of nonstatutory stock options to employees, non-employee directors, advisors and consultants. The 2006 Plan also provides for grants of restricted stock, stock appreciation rights and stock unit awards to employees, non-employee directors, advisors and consultants.

In accordance with the 2006 Plan, the stated exercise price may not be less than 100% and 85% of the estimated fair market value of common stock on the date of grant for ISOs and NSOs, respectively, as determined by the board of directors at the date of grant. With respect to any 10% stockholder, the exercise price of an ISO or NSO shall not be less than 110% of the estimated fair market value per share on the date of grant.

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

As described above, the number of shares authorized for issuance will be subject to adjustment on April 1, 2009 (Note 18).

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options and restricted stock units outstanding at March 31, 2009 under the various plans is as follows (in thousands):

			Total
			Number of
			Options and
			Restricted
		Number of	Stock Units
	Number of	Restricted	Outstanding
Plan	Options	Stock Units	in Plan

1999 Plan	207	—	207
2000 Plan	40	—	40
2003 Plan	162	—	162
2004 Plan	683	—	683
2006 Plan	2,572	30	2,602
Granted Outside Plans	300	—	300

	3,964	30	3,994

A summary of activity under all option Plans for the years ended March 31, 2009 and 2008 is presented below (in thousands, except per share data):

				Aggregate
	Number of	Weighted-Average	Weighted-Average	Intrinsic
	Shares	Exercise Price	Contractual Term	Value

Outstanding at March 31, 2007	2,020	$4.91
Options granted	912	6.97
Options exercised	(119)	0.56
Options forfeited or expired	(189)	7.04

Outstanding at March 31, 2008	2,624	5.67
Options granted	2,035	0.97
Options exercised	(105)	0.14
Options forfeited or expired	(590)	6.45

Outstanding at March 31, 2009	3,964	$3.28	7.10	$1,469

Exercisable at March 31, 2009	1,888	$4.81	4.50	$546

Options available for grant as of March 31, 2009	36

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock ($1.26) for stock options.

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

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended March 31, 2009 and 2008, the Company recorded $101,000 and $148,000, respectively, of stock-based compensation expense related to options that the Company accounted for under APB 25 through March 31, 2006. Additionally, there was $25,000 of unrecognized compensation cost related to these options at March 31, 2009. These costs are expected to be recognized over a weighted average amortization period of 0.41 years.

Stock-Based Compensation After Adoption of SFAS 123(R)

Effective April 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, using the prospective transition method, which requires the measurement and recognition of compensation expense for all share-based payment awards granted, modified and settled to the Company’s employees and directors after April 1, 2006. The Company’s consolidated financial statements as of and for the years ended March 31, 2009 and 2008 reflect the impact of SFAS No. 123(R). In accordance with the prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

Stock-based compensation expense recorded in accordance with the provisions of SFAS No. 123(R) is as follows (in thousands, except per share amounts):

	Impact from	Impact from
	SFAS No. 123(R)	SFAS No. 123(R)
	Provisions for	Provisions for
	the Year Ended	the Year Ended
	March 31,	March 31,
	2009	2008

Cost of revenues service	$18	$10
Research and development	82	145
Selling, general and administrative	1,935	851

Total stock-based compensation	$2,035	$1,006

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

The Company estimated the fair value of employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service periods of the respective awards. The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Year Ended March 31,
	2009		2008

Fair value of common stock	$3.42		$6.97
Expected Term	5.97	yrs	5.67	yrs
Risk-free interest rate	1.89%		4.51%
Dividend yield	0.00%		0.00%
Volatility	83.0%		73.0%

The weighted-average fair values of options granted during the years ended March 31, 2009 and 2008 were $0.68 and $4.53, respectively.

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

At March 31, 2009, there was unrecognized compensation costs of $3,179,000 related to stock options accounted for in accordance with the provisions of SFAS 123(R). The cost is expected to be recognized over a weighted-average amortization period of 2.78 years.

In addition to the above option activity, on April 26, 2007, an award of 60,000 stock units was issued to an officer of the Company. Each stock unit represents the right to receive a share of the Company’s common stock, in consideration of past services rendered and the payment by the officer of $3.00 per share, upon the settlement of the stock unit on a fixed date in the future. Half of the stock units, representing 30,000 shares, were forfeited on January 15, 2009 and the remaining 30,000 will either be settled or forfeited on January 15, 2010. The modification of this award did not result in incremental fair value or an additional charge to Company’s consolidated statements of operations for the year ended March 31, 2008.

The Company did not capitalize any cost associated with stock-based compensation.

The Company issues new shares of common stock upon exercise of stock options.

Non-Employee Options

The Company believes that the fair value of the stock options issued to non-employees is more reliably measurable than the fair value of the services received. The stock-based compensation expense will fluctuate as the fair market value of the common stock fluctuates. In connection with stock options granted to non-employees, the Company recorded $7,000 during the year ended March 31, 2008. The Company did not record any stock compensation related to non-employee stock options during the year ended March 31, 2009. The fair value of the stock options was calculated using the Black-Scholes option-pricing model as prescribed by SFAS No. 123 using the following weighted-average assumptions: Risk-free interest rate of 4.03%; contractual life of 2.58 years; dividend yield of 0%; and volatility of 70%.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15 —	Income Taxes

The Company has the following net deferred tax assets (in thousands):

	March 31,
	2009	2008

Deferred tax assets:
Net operating loss carryforwards	$31,205	$28,124
Research and development tax credit carryforwards	1,262	858
Stock-based compensation	2,419	1,960
Reserves and accruals	1,553	349
Other deferred tax assets	18	3

Total deferred tax assets	$36,457	$31,294
Deferred tax liabilities:
Basis difference in assets	(26)	(27)

Net deferred tax asset	36,431	31,267
Valuation allowance	(36,431)	(31,267)

Net deferred tax asset	$—	$—

The Company’s recorded income tax benefit, net of the change in the valuation allowance, for each of the periods presented is as follows:

	Years Ended March 31,
	2009	2008

Income tax benefit	$5,164	$6,535
Change in valuation allowance	(5,164)	(6,535)

Net income tax benefit	$—	$—

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Years Ended March 31,
	2009	2008

Expected federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(5.8)%	(5.8)%
Research and Development Credit	(1.9)%	(1.7)%
Foreign earnings taxed at different rates	0.8%	1.5%
Recognition of change in estimate of State and Foreign NOL Carryforwards Benefits	9.6%	7.0%
Effect of permanent differences	2.2%	0.9%

	(29.1)%	(32.1)%
Change in valuation allowance	29.1%	32.1%

Totals	0.0%	0.0%

At March 31, 2009, the Company had net operating loss carryforwards for federal, state and foreign income tax purposes of approximately $67,077,000, $57,143,000 and $19,842,000, respectively. The carryforwards expire at various times beginning March 31, 2020. The Company also had, at March 31, 2009, federal and state research and

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

development credit carryforwards of approximately $653,000 and $609,000, respectively. The federal credits expire beginning March 31, 2024 and the state credits do not expire.

The Company has completed a study to assess whether a change in control has occurred or whether there have been multiple changes of control since the Company’s formation. The Company determined, based on the results of the study, that no change in control occurred for purposes of Internal Revenue Code section 382. The Company, after considering all available evidence, fully reserved for these and its other deferred tax assets since it is more likely than not such benefits will not be realized in future periods. The Company has incurred losses for both financial reporting and income tax purposes for the year ended March 31, 2009. Accordingly, the Company is continuing to fully reserve for its deferred tax assets. The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the Company’s deferred income tax assets satisfy the realization standard of SFAS No. 109, the valuation allowance will be reduced accordingly.

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

The Company has identified its federal tax return and its state tax return in California as major tax jurisdictions. The Company is also subject to certain other foreign jurisdictions, principally Mexico and The Netherlands. The Company’s evaluation of FIN 48 tax matters was performed for tax years ended through March 31, 2009. Generally, the Company is subject to audit for the years ended March 31, 2008, 2007 and 2006 and may be subject to audit for amounts relating to net operating loss carryforwards generated in periods prior to March 31, 2006. The Company has elected to retain its existing accounting policy with respect to the treatment of interest and penalties attributable to income taxes in accordance with FIN 48, and continues to reflect interest and penalties attributable to income taxes, to the extent they arise, as a component of its income tax provision or benefit as well as its outstanding income tax assets and liabilities. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments, other than those identified above that would result in a material change to its financial position.

NOTE 16 —	Employee Benefit Plan

The Company has a program to contribute and administer individual Simple IRA accounts for regular full time employees. Under the plan, the Company matches employee contributions to the plan up to 3% of the employee’s salary. The Company contributed $91,000 and $79,000 to the program for the years ended March 31, 2009 and 2008, respectively.

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

The Company is organized primarily on the basis of operating units which are segregated by geography, United States (“U.S.”), Europe and Rest of the World (“Europe/ROW”) and Mexico. Oculus Japan is insignificant with respect to the Company’s consolidated operating results for the year ended March 31, 2009 and 2008 and therefore has been included in the U.S. segment.

		Europe/
	U.S.	ROW	Mexico	Total

Year Ended March 31, 2009:
Product revenues	$298	$844	$3,273	$4,415
Service revenues	973	—	—	973

Total revenues	1,271	844	3,273	5,388
Depreciation and amortization expense	394	213	161	768
Loss from operations	(16,666)	(556)	(85)	(17,307)
Interest expense	(437)	—	—	(437)
Interest income	152	—	—	152

		Europe/
	U.S.	ROW	Mexico	Total

Year Ended March 31, 2008:
Product revenues	$197	$566	$2,118	$2,881
Service revenues	954	—	—	954

Total revenues	1,151	566	2,118	3,835
Depreciation and amortization expense	420	227	93	740
Loss from operations	(19,567)	(1,586)	(1,272)	(22,425)
Interest expense	(1,016)	—	—	(1,016)
Interest income	630	—	—	630

Sales by geography reported in the Europe/ROW segment is as follows (in thousands):

	March 31,
	2009	2008

India	$116	$83
China	159	—
Europe and other	569	483

Total Europe/ROW	$844	$566

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows property and equipment balances by segment (in thousands):

	March 31,
	2009	2008

U.S	$931	$1,193
Europe/ROW	322	754
Mexico	179	356

	$1,432	$2,303

The following table shows total asset balances by segment (in thousands):

	March 31,
	2009	2008

U.S	$3,543	$20,974
Europe/ROW	841	1,271
Mexico	1,063	1,367

	$5,447	$23,612

NOTE 18 — Subsequent Events

Increase in Number of Shares Authorized in the 2006 Plan

As provided under the 2006 Plan, the aggregate number of shares authorized for issuance as awards under the 2006 Plan automatically increased on April 1, 2009 by 920,141 shares (which number constitutes 5% of the outstanding shares on the last day of the year ended March 31, 2009). Total shares authorized for issuance subsequent to the increase is 955,999.

Consulting Agreement with Member of Board of Directors

On April 1, 2009, the Company entered into a six month consulting agreement with a member of its Board of Directors, Mr. Bob Burlingame. Pursuant to the agreement, Mr. Burlingame will provide the Company with sales and marketing expertise and services. In consideration of his services, the Company agreed to issue Mr. Burlingame 435,897 unregistered shares of its common stock. The Company intends to issue the shares in June 2009. The shares are to be non-forfeitable at the time of issuance. The Company has determined the fair value of the common stock is more readily determinable than the fair value of the services rendered. Accordingly, the Company will record $475,000 of stock compensation expense related to this agreement. The expense will be recognized on a straight-line basis over the six month term of the agreement (April 1, 2009 to October 1, 2009).

Contract Sales Agreement

On April 24, 2009, the Company entered into an agreement with a contract sales organization (“CSO”) that will serve as the Company’s sales force for the sale of wound care products in the United States. Pursuant to the agreement, the Company agreed to pay the CSO a monthly fee that may increase based on achievement of certain levels of sales. The Company may also pay bonuses in the event certain levels of sales are achieved. Additionally, the Company agreed to issue the CSO 7,000 shares of common stock each month as compensation for their services. On May 27, 2009, the Company issued 24,500 shares of common stock in connection with this agreement that represents compensation through July 31, 2009. The Company has determined the fair value of the common stock, which will be calculated as shares are issued, will be more readily determinable than the fair value of the services rendered. Accordingly, the Company will record the fair market value of the stock as compensation expense. The expense will be recognized as the shares of stock are earned.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amendment to Petaluma Building Lease

On May 18, 2009, the Company amended its lease for its facility in Petaluma which resulted in a reduction of the Company’s monthly lease payment. Pursuant to the amendment, the Company agreed to surrender 8,534 square feet of office space and extended the lease expiration on the remaining lease to September 30, 2011. The Company also agreed to provide the property owner a cash payment of $50,000 no later than August 14, 2009. Additionally, at the option of the Company, no later than August 17, 2009, the property owner will either receive 53,847 shares of the Company’s common stock or a $70,000 cash payment.

Sale of Unregistered Securities

On June 1, 2009, the Company issued the remaining securities related to the February 24, 2009 private placement (Note 13). The issuance comprised of an aggregate of 1,709,402 shares of common stock, Series A Warrants to purchase an aggregate of 1,000,000 shares of common stock and Series B Warrants to purchase an aggregate of 1,333,333 shares of common stock to the Investors pro rata to the investment amount of each Investor. The Company received $2,000,000 in connection with this transaction.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financials Disclosure

None.

ITEM 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of our most recent fiscal year. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2009. This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

Entry Into Material Definitive Agreements

Consulting Agreement with Member of Board of Directors

On April 1, 2009, we entered into a six month consulting agreement with a member of our Board of Directors, Robert Burlingame. Pursuant to the agreement, Mr. Burlingame will provide us with sales and marketing expertise and services. In consideration of his services, we agreed to issue Mr. Burlingame 435,897 unregistered shares of our common stock. We intend to issue the shares in June 2009.

Contract Sales Agreement

On April 24, 2009, we entered into a two-year agreement with Advocos, a contract sales organization, or CSO, that will serve as our sales force for product sales, specifically of Microcyn as permitted to be marketed and sold in the United States. We may terminate the agreement with 30 days’ notice and the agreement will automatically renew for an additional one year term if no notice of termination is provided prior to the end of the term. Pursuant to the agreement, we agreed to pay Advocos a monthly fee that may increase based on achievement of certain levels of sales. We may also pay bonuses in the event certain levels of sales are achieved. Additionally, we agreed to issue

Advocos 3,500 shares of common stock initially, and 7,000 shares of common stock each month as compensation for their services. On May 27, 2009, we issued 24,500 shares of common stock in connection with this agreement.

Amendment to Petaluma Building Lease

On May 18, 2009, we amended our lease for our facility in Petaluma which resulted in a reduction of our monthly lease payment. Pursuant to the amendment, we agreed to surrender 8,534 square feet of office space and extended the lease expiration on the remaining lease to September 30, 2011. We also agreed to provide the property owner a cash payment of $50,000 no later than August 14, 2009. Additionally, at our option, no later than August 17, 2009, we will either pay the property owner 53,847 shares of our common stock or a $70,000 cash payment.

Receipt of FDA Approvals

On May 27, 2009, we received a 510(k) clearance from the FDA to market our Microcyn Skin and Wound Gel as both a prescription and over-the-counter formulation. Additionally, on June 4, 2009, we received an expanded 510(k) label clearance from the FDA to market our Microcyn Skin and Wound Cleanser with preservatives as both a prescription and over-the-counter formulation. The new prescription product is indicated for use by health care professionals to manage the debridement of wounds such as stage I-IV pressure ulcers, diabetic foot ulcers, post-surgical wounds, first- and second-degree wounds, grafted and donor sites.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended March 31, 2009 (the “2008 Proxy Statement”).

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by 16(a) of the Exchange Act. This disclosure is contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

We have adopted a Code of Business Conduct that applies to all of our officers and employees, including our chief executive officer, president, chief operating officer, chief financial officer and other employees who perform financial or accounting functions. The Code of Business Conduct sets forth the basic principles that guide the business conduct of our employees. We have also adopted a Senior Financial Officers’ Code of Ethics that specifically applies to our chief executive officer, president and chief operating officer, chief financial officer, and key management employees. Stockholders may request a free copy of our Code of Business Conduct and Ethics and our Senior Financial Officers’ Code of Ethics by contacting Oculus Innovative Sciences, Inc., Attention: Chief Financial Officer, 1129 N. McDowell Blvd., Petaluma, California 94954.

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

Our board of directors has appointed an audit committee, comprised of Mr. Richard Conley, as chairman, Mr. Jay Birnbaum and Mr. Gregg Alton. The board of directors has determined that Mr. Conley qualifies as an audit committee financial expert under the definition outlined by the Securities and Exchange Commission. In addition, Mr. Conley, Mr. Birnbaum and Mr. Alton each qualifies as an “independent director” under the current NASDAQ Marketplace rules and Securities and Exchange Commission rules and regulations.

ITEM 11.	Executive Compensation

The information required by this Item is incorporated by reference to the 2009 Proxy Statement.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the 2009 Proxy Statement.

Information about securities authorized for issuance under our equity compensation plans appears under the caption “Equity Compensation Plan Information” in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.

ITEM 13.	Certain Relationships, Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the 2009 Proxy Statement.

ITEM 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the 2009 Proxy Statement.

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

(3)  Exhibits

See Item 15(b) below.

(b)	Exhibits

Exhibit Index

Exhibit
Number		Description

3	.1(i)	Restated Certificate of Incorporation of Registrant (incorporated by reference to the exhibit of the same number filed with the Company’s Annual Report on Form 10-K (File No. 001-3216) for the year ended March 31, 2007).
3	.1(ii)	Amended and Restated Bylaws of Registrant, as amended effective on June 11, 2008 (incorporated by reference to the exhibit of the same number filed with the Company’s Annual Report on Form 10-K (File No. 001-3216) for the year ended March 31, 2007).
4.1		Specimen Common Stock Certificate (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.2		Warrant to Purchase Series A Preferred Stock of Registrant by and between Registrant and Venture Lending & Leasing III, Inc., dated April 21, 2004 (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).

Exhibit
Number		Description

4.3		Warrant to Purchase Series B Preferred Stock of Registrant by and between Registrant and Venture Lending & Leasing IV, Inc., dated June 14, 2006 (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.4		Form of Warrant to Purchase Common Stock of Registrant (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.5		Form of Warrant to Purchase Common Stock of Registrant (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.6		Amended and Restated Investors Rights Agreement, effective as of September 14, 2006 (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.7		Form of Promissory Note issued to Venture Lending & Leasing III, Inc. (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.8		Form of Promissory Note (Equipment and Soft Cost Loans) issued to Venture Lending & Leasing IV, Inc. (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.9		Form of Promissory Note (Growth Capital Loans) issued to Venture Lending & Leasing IV, Inc. (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.10		Form of Promissory Note (Working Capital Loans) issued to Venture Lending & Leasing IV, Inc. (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.11		Form of Warrant to Purchase Common Stock of Registrant (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.12		Form of Warrant to Purchase Common Stock of Registrant (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
4.13		Form of Warrant to Purchase Common Stock of Registrant (incorporated by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 13, 2007).
4.14		Form of Warrant to Purchase Common Stock of Registrant (incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 28, 2008).
4.15		Form of Common Stock Purchase Warrant for April 2009 offering (incorporated by reference to exhibit 4.15 to the Company’s Registration Statement on Form S-1 (File No. 333-158539 filed April 10, 2009 and incorporated herein by reference).
4	.16*	Warrant issued to Dayl Crow, dated March 4, 2009.
10.1		Form of Indemnification Agreement between Registrant and its officers and directors (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.2		1999 Stock Plan and related form stock option plan agreements (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.3		2000 Stock Plan and related form stock option plan agreements (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.4		2003 Stock Plan and related form stock option plan agreements (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).

Exhibit
Number	Description

10.5	2004 Stock Plan and related form stock option plan agreements (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.6	Form of 2006 Stock Incentive Plan and related form stock option plan agreements (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.7	2006 Stock Incentive Plan Notice of Stock Unit Award and Stock and Stock Unit Agreement issued to Robert Miller (incorporated by reference to the exhibit of the same number filed with the Company’s Annual Report on Form 10-K (File No. 001-3216) for the year ended March 31, 2007).
10.8	Office Lease Agreement, dated October 26, 1999, between Registrant and RNM Lakeville, L.P. (incorporated by reference to exhibit 10.7 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.9	Amendment to Office Lease No. 1, dated September 15, 2000, between Registrant and RNM Lakeville L.P. (incorporated by reference to exhibit 10.8 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.10	Amendment to Office Lease No. 2, dated July 29, 2005, between Registrant and RNM Lakeville L.P. (incorporated by reference to exhibit 10.9 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.11	Amendment No. 3 to Lease, dated August 23, 2006, between Registrant and RNM Lakeville L.P. (incorporated by reference to exhibit 10.23 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.12	Office Lease Agreement, dated May 15, 2005, between Oculus Technologies of Mexico, S.A. de C.V. and Antonio Sergio Arturo Fernandez Valenzuela (translated from Spanish) (incorporated by reference to exhibit 10.10 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.13	Office Lease Agreement, dated July 2003, between Oculus Innovative Sciences, B.V. and Artikona Holding B.V. (translated from Dutch) (incorporated by reference to exhibit 10.11 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.14	Loan and Security Agreement, dated March 25, 2004, between Registrant and Venture Lending & Leasing III, Inc. (incorporated by reference to exhibit 10.12 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.15	Loan and Security Agreement, dated June 14, 2006, between Registrant and Venture Lending & Leasing IV, Inc. (incorporated by reference to exhibit 10.13 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.16	Amendment No. 1 to Supplement to Loan and Security Agreement, dated March 29, 2007, between Registrant and Venture Lending & Leasing IV, Inc. (incorporated by reference to the exhibit of the same number filed with the Company’s Annual Report on Form 10-K (File No. 001-3216) for the year ended March 31, 2007).
10.17	Employment Agreement, dated January 1, 2004, between Registrant and Hojabr Alimi (incorporated by reference to exhibit 10.14 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.18	Employment Agreement, dated January 1, 2004, between Registrant and Jim Schutz (incorporated by reference to exhibit 10.15 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.19	Employment Agreement, dated June 1, 2004, between Registrant and Robert Miller (incorporated by reference to exhibit 10.16 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.20	Employment Agreement, dated June 1, 2005, between Registrant and Bruce Thornton (incorporated by reference to exhibit 10.17 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).

Exhibit
Number	Description

10.21	Employment Agreement, dated June 10, 2006, between Registrant and Mike Wokasch (incorporated by reference to exhibit 10.19 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.22	Form of Director Agreement (incorporated by reference to exhibit 10.20 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.23	Consultant Agreement, dated October 1, 2005, by and between Registrant and White Moon Medical (incorporated by reference to exhibit 10.21 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.24	Leasing Agreement, dated May 5, 2006, by and between Mr. Jose Alfonzo I. Orozco Perez and Oculus Technologies of Mexico, S.A. de C.V. (incorporated by reference to exhibit 10.22 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.25	Stock Purchase Agreement, dated June 16, 2005, by and between Registrant, Quimica Pasteur, S de R.L., Francisco Javier Orozco Gutierrez and Jorge Paulino Hermosillo Martin (incorporated by reference to exhibit 10.24 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.26	Framework Agreement, dated June 16, 2005, by and among Javier Orozco Gutierrez, Quimica Pasteur, S de R.L., Jorge Paulino Hermosillo Martin, Registrant and Oculus Technologies de Mexico, S.A. de C.V. (incorporated by reference to exhibit 10.25 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.27	Mercantile Consignment Agreement, dated June 16, 2005, between Oculus Technologies de Mexico, S.A. de C.V., Quimica Pasteur, S de R.L. and Francisco Javier Orozco Gutierrez (incorporated by reference to exhibit 10.26 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.28	Partnership Interest Purchase Option Agreement, dated June 16, 2005, by and between Registrant and Javier Orozco Gutierrez (incorporated by reference to exhibit 10.27 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.29	Termination of Registrant and Oculus Technologies de Mexico, S.A. de C.V. Agreements with Quimica Pasteur, S de R.L. by Jorge Paulino Hermosillo Martin (translated from Spanish) (incorporated by reference to exhibit 10.28 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.30	Termination of Registrant and Oculus Technologies de Mexico, S.A. de C.V. Agreements with Quimica Pasteur, S de R.L. by Francisco Javier Orozco Gutierrez (translated from Spanish) (incorporated by reference to exhibit 10.29 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.31	Loan and Security Agreement, dated November 7, 2006, by and between Registrant and Robert Burlingame (incorporated by reference to exhibit 10.30 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.32	Non-Negotiable Secured Promissory Note, dated November 10, 2006, by and between Registrant and Robert Burlingame (incorporated by reference to exhibit 10.31 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.33	Amendment No. 1 to Non-Negotiable Secured Promissory Note, dated March 29, 2007, by and between Registrant and Robert Burlingame (incorporated by reference to the exhibit of the same number filed with the Company’s Annual Report on Form 10-K (File No. 001-3216) for the year ended March 31, 2007).
10.34	Subordination Agreement, dated November 7, 2006, by and among Registrant, Robert Burlingame, Venture Lending & Leasing III, LLC, and Venture Lending & Leasing IV, LLC (incorporated by reference to exhibit 10.32 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.35	Amendment No. 1 to Subordination Agreement, dated March 29, 2007, by and among Registrant, Robert Burlingame, Venture Lending & Leasing III, LLC, and Venture Lending & Leasing IV, LLC. (incorporated by reference to the exhibit of the same number filed with the Company’s Annual Report on Form 10-K (File No. 001-3216) for the year ended March 31, 2007).

Exhibit
Number		Description

10.36		Consulting Agreement, effective November 9, 2006, by and between Registrant and Robert Burlingame (incorporated by reference to exhibit 10.33 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.37		Director Agreement, dated November 8, 2006, by and between Registrant and Robert Burlingame (incorporated by reference to exhibit 10.34 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10	.38†	Exclusive Marketing Agreement, dated December 5, 2005, by and between Registrant and Alkem Laboratories Ltd (incorporated by reference to exhibit 10.35 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.39		Settlement Agreement, effective September 21, 2006, by and among Registrant and Messrs. Jorge Ahumada Ayala and Fernando Ahumada Ayala (incorporated by reference to exhibit 10.36 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.40		Settlement Agreement, dated October 25, 2006, by and between Registrant and Mr. Kim Kelderman (incorporated by reference to exhibit 10.37 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).
10.41		Securities Purchase Agreement, dated August 7, 2007, by and between Registrant and purchasers identified on the signatures pages thereto (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 13, 2007).
10.42		Registration Rights Agreement, dated August 7, 2007, by and between Registrant and purchasers identified on signatures pages thereto (incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 13, 2007).
10.43		Amendment No. 4 to Lease, dated September 13, 2007, by and between Registrant and RNM Lakeville L.P. (incorporated by reference to the exhibit of the same number filed with the Company’s Annual Report on Form 10-K (File No. 001-3216) for the year ended March 31, 2007).
10.44		Amendment to Office Lease Agreement, effective February 15, 2008, by and between Oculus Innovative Sciences Netherlands B.V. and Artikona Holding B.V. (translated from Dutch) (incorporated by reference to the exhibit of the same number filed with the Company’s Annual Report on Form 10-K (File No. 001-3216) for the year ended March 31, 2007).
10.45		Form of Securities Purchase Agreement, dated March 27, 2008, by and between Registrant and each investor signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 23, 2008).
10.46		Purchase Agreement by and between Registrant and Robert Burlingame, dated January 26, 2009 (included as Exhibit 10.1 to the Form 8-K filed January 29, 2009 and incorporated herein by reference).
10.47		Purchase Agreement by and between Registrant and Non-Affiliated Investors, dated January 26, 2009 (included as Exhibit 10.2 to the Form 8-K filed January 29, 2009 and incorporated herein by reference).
10.48		Revenue Sharing Distribution Agreement by and between Registrant and VetCure, Inc., dated January 26, 2009 (included as Exhibit 10.3 to the Form 8-K filed January 29, 2009 and incorporated herein by reference).
10.49		Purchase Agreement by and between Registrant and accredited investors, dated February 6, 2009 (included as Exhibit 10.1 to the Form 8-K filed February 9, 2009 and incorporated herein by reference).
10.50		Purchase Agreement by and between Registrant, Robert Burlingame and Seamus Burlingame, dated February 24, 2009 (included as Exhibit 10.4 to the Form 8-K filed February 27, 2009 and incorporated herein by reference).
10.51		Amendment to Revenue Sharing Distribution Agreement by and between Registrant and Vetericyn, Inc., dated February 24, 2009 (included as Exhibit 10.5 to the Form 8-K filed February 27, 2009 and incorporated herein by reference).
10	.52*	Consultant Agreement by and between Registrant and Robert C. Burlingame, dated April 1, 2009.

Exhibit
Number		Description

10	.53*	Microcyn U.S. Commercial Launch Agreement, by and between Registrant and Advocos, dated April 24, 2009.
10	.54*	Amendment No. 5 to Lease by and between Registrant and RNM Lakeville, LLC, dated May 18, 2009.
21.1		List of Subsidiaries (incorporated by reference to the exhibit of the same number filed with the Company’s Annual Report on Form 10-K (File No. 001-3216) for the year ended March 31, 2007).
23	.1*	Consent of Marcum & Kliegman LLP, independent registered public accounting firm.
24	.1*	Power of Attorney (included on page 96).
31	.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1**	Certification of Officers pursuant to 18 U.S.C. Section 1250, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	In accordance with Item 60(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

†	Confidential treatment has been granted with respect to certain portions of this agreement.

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

Date: June 11, 2009

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

Signature	Title	Date

/s/ Hojabr Alimi Hojabr Alimi	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	June 11, 2009

/s/ Robert E. Miller Robert E. Miller	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 11, 2009

/s/ Gregg Alton Gregg Alton	Director	June 11, 2009

/s/ Jay Edward Birnbaum Jay Edward Birnbaum	Director	June 11, 2009

/s/ Robert Burlingame Robert Burlingame	Director	June 11, 2009

Signature	Title	Date

/s/ Richard Conley Richard Conley	Director	June 11, 2009

/s/ Gregory M. French Gregory M. French	Director	June 11, 2009

/s/ James Schutz James Schutz	Director	June 11, 2009