Form 10-Q
period 2009-06-30
Oculus Innovative Sciences, Inc.
filed 2009-08-07
CIK 1367083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Registrant’s telephone number, including area code (707) 782-0792
Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 4, 2009 the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 23,036,342.

OCULUS INNOVATIVE SCIENCES, INC.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

	June 30,	March 31,
	2009	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,053	$1,921
Accounts receivable, net	1,293	923
Inventories	355	340
Prepaid expenses and other current assets	667	758

Total current assets	4,368	3,942
Property and equipment, net	1,350	1,432
Deferred offering costs	54	—
Other assets	104	73

Total assets	$5,876	$5,447

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,319	$1,565
Accrued expenses and other current liabilities	1,440	853
Current portion of long-term debt	175	255
Current portion of capital lease obligations	4	6

Total current liabilities	2,938	2,679
Deferred revenue	401	425
Long-term debt, less current portion	65	74
Derivative liability	1,531	—

Total liabilities	4,935	3,178

Commitments and Contingencies
Stockholders’ Equity:
Convertible preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2009 (unaudited) and March 31, 2009	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 20,572,619 and 18,402,820 shares issued and outstanding at June 30, 2009 (unaudited) and March 31, 2009, respectively	2	2
Additional paid-in capital	116,268	113,803
Accumulated other comprehensive loss	(2,983)	(3,054)
Accumulated deficit	(112,346)	(108,482)

Total stockholders’ equity	941	2,269

Total liabilities and stockholders’ equity	$5,876	$5,447

See accompanying notes

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	June 30,
	2009	2008
Revenues
Product	$1,567	$1,007
Service	280	204

Total revenues	1,847	1,211

Cost of revenues
Product	527	438
Service	215	198

Total cost of revenues	742	636

Gross profit	1,105	575

Operating expenses
Research and development	721	2,321
Selling, general and administrative	2,685	3,328

Total operating expenses	3,406	5,649

Loss from operations	(2,301)	(5,074)
Interest expense	(4)	(162)
Interest income	1	76
Change in fair value of derivative instruments	(1,208)	—
Other expense, net	(29)	(39)

Net loss	$(3,541)	$(5,199)

Net loss per common share: basic and diluted	$(0.18)	$(0.33)

Weighted-average number of shares used in per common share calculations:
Basic and diluted	19,388	15,924

Other comprehensive loss, net of tax
Net loss	$(3,541)	$(5,199)
Foreign currency translation adjustments	71	18

Other comprehensive loss	$(3,470)	$(5,181)

See accompanying notes

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(3,541)	$(5,199)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	123	248
Stock-based compensation	465	456
Change in the fair value of derivative liability	1,208	—
Non-cash interest expense	—	107
Foreign currency transaction (gains) losses	(16)	5
Changes in operating assets and liabilities:
Accounts receivable	(306)	(67)
Inventories	2	(17)
Prepaid expenses and other current assets	114	2
Accounts payable	(273)	(1,188)
Accrued expenses and other liabilities	530	(1,115)

Net cash used in operating activities	(1,694)	(6,768)

Cash flows from investing activities:
Changes in restricted cash	—	24
Changes in long-term deposits	(26)	—
Purchases of property and equipment	(15)	(183)

Net cash used in investing activities	(41)	(159)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net of offering costs	2,000	36
Deferred offering costs	(54)	—
Principal payments on debt	(89)	(464)
Payments on capital lease obligations	(2)	(4)

Net cash provided by (used in) financing activities	1,855	(432)
Effect of exchange rate on cash and cash equivalents	12	(9)

Net increase (decrease) in cash and cash equivalents	132	(7,368)
Cash and equivalents, beginning of period	1,921	18,823

Cash and equivalents, end of period	$2,053	$11,455

Supplemental disclosure of cash flow information:
Cash paid for interest	$4	$59

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
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements as of June 30, 2009 and for the three months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual audited consolidated financial statements. The unaudited condensed consolidated balance sheet as of June 30, 2009, condensed consolidated statements of operations for the three months ended June 30, 2009 and 2008, and the condensed consolidated statements of cash flows for the three months ended June 30, 2009 and 2008 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three months ended June 30, 2009 are not necessarily indicative of results to be expected for the year ending March 31, 2010 or for any future interim period. The condensed consolidated balance sheet at March 31, 2009 has been derived from audited consolidated financial statements. However, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended March 31, 2009, and notes thereto included in the Company’s Form 10-K, which was filed with the SEC on June 11, 2009.
Use of Estimates
     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Periodically, the Company evaluates and adjusts estimates accordingly. The allowance for uncollectible accounts receivable balances amounted to $58,000 and $55,000, which are included in accounts receivable, net in the accompanying June 30, 2009 and March 31, 2009 condensed consolidated balance sheets, respectively.
Foreign Currency Reporting
     The consolidated financial statements are presented in United States Dollars in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 52, “Foreign Currency Translation” (“SFAS 52”). Accordingly, the Company’s subsidiaries, Oculus Technologies of Mexico, S.A. de C.V. (“OTM”) uses the local currency (Mexican Pesos) as its functional currency, and Oculus Innovative Sciences Netherlands, B.V. (“OIS Europe”) uses the local currency (Euro) as its functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date, and revenue and expense accounts are translated at average exchange rates during the period. Resulting translation adjustments were recorded in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets at June 30, 2009 and March 31, 2009.
     Foreign currency transaction gains (losses) relate primarily to trade payables and receivables between subsidiaries OTM and OIS Europe. These transactions are expected to be settled in the foreseeable future. The Company recorded foreign currency transaction gains (losses) of $16,000 and $(5,000) for the three months ended June 30, 2009 and 2008, respectively. The related gains (losses) were recorded in other income (expense) in the accompanying condensed consolidated statements of operations. Loans made to its subsidiaries OTM and OIS Europe are expected be paid back to the Company as cash flows sufficient to repay the loans are generated.
Net Loss per Share
     The Company computes net loss per share in accordance with SFAS No. 128, basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic loss per share for the three months ended June 30, 2009 and 2008, excludes potentially dilutive securities because their inclusion would be anti-dilutive.
     The following securities were excluded from basic and diluted net loss per share calculation because their inclusion would be anti-dilutive (in thousands):

	June 30,
	2009	2008
Options to purchase common stock	3,929	2,694
Restricted stock units	30	60
Warrants to purchase common stock	9,407	3,321

	13,366	6,075

Common Stock Purchase Warrants and Other Derivative Financial Instruments
     The Company accounts for the issuance of common stock purchase warrants issued and other free standing derivative financial instruments in accordance with the provisions of EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). Based on the provisions of EITF 00-19, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company determined that its freestanding derivatives, which principally consist of warrants to purchase common stock, satisfied the criteria for classification as equity instruments at June 30, 2009 and March 31, 2009 other than certain warrants that contain reset provisions that the Company classified as derivative liabilities upon its adoption of EITF 07-5 as more fully described in Note 5.
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
     The Company measures the fair value of financial assets and liabilities based on the guidance of Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“Statement No. 157”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Effective April 1, 2009, the Company adopted the provisions of Statement No. 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis.
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
Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Financial liabilities measured at fair value on a recurring basis are summarized below:

Fair value measurements at June 30, 2009 using
		Quoted prices in	Significant
		active markets	other	Significant
		for	observable	unobservable
	June 30,	identical assets	inputs	inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Fair value of warrant obligations (Note 5)	1,531,000	—	—	1,531,000
Subsequent Events
     Management has evaluated subsequent events or transactions occurring through August 7, 2009, the date the financial statements were issued.
Recent Accounting Pronouncements
     In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of this FSP did not have an impact on the Company’s condensed consolidated financial statements.
     In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of this FSP did not have an impact on the Company’s condensed consolidated financial statements.
     In December 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”. This issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of Statement 133. This issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has included the impact of EITF 07-5 in its June 30, 2009 condensed consolidated financial statements (Note 5).
     In April 2009, the FASB issued FSP SFAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed,” (“FSP FAS 157-4”) which provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures. This standard is effective for periods ending after June 15, 2009. The adoption of this policy did not have a material impact on the Company's condensed consolidated financial position and condensed consolidated results of operations.
     In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This standard is effective for periods ending after June 15, 2009. The adoption of this policy did not have a material impact on the Company’s condensed consolidated financial position and condensed consolidated results of operations.
     In May 2009, the FASB issued SFAS 165, Subsequent Events (“SFAS 165”), which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. SFAS 165 distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. Furthermore, SFAS 165 requires disclosure of the date through which subsequent events were evaluated. SFAS 165 is effective for interim and annual periods after June 15, 2009. The adoption of this policy did not have a material impact on the Company’s condensed consolidated financial position and condensed consolidated results of operations.
     In July 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS. 168”). Statement No. 168 supersedes Statement No. 162 issued in May 2008. Statement No. 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This Statement is effective for our quarterly reporting period ending September 30, 2009. The adoption of Statement No. 168 is not expected to have any impact the Company's condensed consolidated financial position or condensed consolidated results of operations.
     Other accounting standards that have been issued or proposed by the FASB, the EITF, the SEC and or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.
Note 2. Liquidity and Financial Condition
     The Company incurred net losses of $3,541,000 for the three months ended June 30, 2009. At June 30, 2009, the Company’s accumulated deficit amounted to $112,346,000. The Company had working capital of $1,430,000 as of June 30, 2009.
     On June 1, 2009, the Company issued the remaining securities related to the February 24, 2009 private placement (Note 6). The issuance comprised of an aggregate of 1,709,402 shares of common stock, Series A Warrants to purchase an aggregate of 1,000,000 shares of common stock and Series B Warrants to purchase an aggregate of 1,333,333 shares of common stock to the Investors pro rata to the investment amount of each Investor. The Company received $2,000,000 in connection with this transaction.
     On July 30, 2009, the Company closed a registered direct placement of 2,454,000 shares of its common stock at a purchase price of $2.45 per share, and warrants to purchase an aggregate of 1,227,000 shares of common stock at an exercise price of $3.3875 per share for gross proceeds of $6,012,000 (net proceeds of $5,411,000 after deducting the placement agent’s commissions).
     The Company currently anticipates that its cash and cash equivalents, the proceeds from the July 30, 2009 registered direct offering and revenues it expects to generate will be sufficient to meet its anticipated cash requirements to continue its sales and marketing and some research and development through June 30, 2010. However, in order to execute the Microcyn product development strategy and to penetrate new and existing markets, the Company may need to raise additional funds, through public or private equity offerings, debt financings, corporate collaborations or other means. The Company has implemented cost cutting initiatives while continuing to increase revenue in an effort to reach cash breakeven. The Company may raise additional capital to pursue its product development initiatives and penetrate markets for the sale of its products.
     Management believes that the Company has access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means; however, the Company has not secured any commitment for new financing at this time, nor can it provide any assurance that new financing will be available on commercially acceptable terms, if needed. If the Company is unable to secure additional capital, it may be required to curtail its research and development initiatives and take additional measures to reduce costs in order to conserve its cash.

     The Company has used, or intends to use, the proceeds from the offerings described above principally for general corporate purposes, including working capital.
Note 3. Condensed Consolidated Balance Sheet
Inventories
     Inventories consisted of the following (in thousands):

	June 30,	March 31,
	2009	2009
Raw materials	$313	$277
Finished goods	137	134

	450	411
Less: inventory allowances	(95)	(71)

	$355	$340

Notes Payable
     From February 7, 2005 to February 16, 2009, the Company entered into eight separate note agreements for aggregate principal amounting to $596,000 with interest rates ranging from 3.99% to 14.44% per annum. These instruments are mostly connected to automobile and insurance premium financing. During the three months ended June 30, 2009, the Company made principal and interest payments related to these notes in the amounts of $89,000 and $4,000, respectively. The remaining balance of these notes amounted to $240,000 at June 30, 2009 of which $175,000 is included in the current portion of long-term debt in the accompanying condensed consolidated balance sheet.
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
Employment Agreements
     As of June 30, 2009, the Company has entered into employment agreements with five of its key executives. The agreements provide, among other things, for the payment of six to twenty-four months of severance compensation for terminations under certain circumstances. With respect to these agreements, at June 30, 2009, potential severance amounted to $1,305,000 and aggregated annual salaries amounted to $1,840,000.
Board Compensation
     On April 26, 2007, the Company’s board of directors adopted a Non-Employee Director Compensation Package (the “Compensation Package”) to provide members of the board and its committees with regular compensation. The Compensation Package provides for cash compensation in the amount of $25,000 to each non-employee member of the board of directors, and annual payments ranging from $2,000 to $5,000 for participation on board committees. Employee directors do not receive any form of compensation for their board participation. Additionally, on an annual basis the board members are automatically granted 15,000 stock options. The Company plans to issue stock options to the board members in lieu of the first cash installments which were due May 1, 2009.
Commercial Agreements
     On May 8, 2007, and June 11, 2007, the Company entered into separate commercial agreements with two unrelated customers granting such customers the exclusive right to sell the Company’s products in specified territories or for specified uses. Both customers are required to maintain certain minimum levels of purchases of the Company’s products in order to maintain the exclusive right to sell the Company’s products. Up-front payments amounting to $625,000 paid under these agreements have been recorded as deferred revenue. The short-term portion of the deferred revenue related to these agreements amounted to $97,500 which is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet at June 30, 2009. The up-front fees are being amortized on a straight-line basis over the terms of the underlying agreements. For the three months ended June 30, 2009 and 2008, the Company amortized $24,000 of deferred revenue related to these agreements which is included in product revenue in the accompanying condensed consolidated statement of operations.
Amendment to Petaluma Building Lease
     On May 1, 2009, the Company amended its lease for its facility in Petaluma which resulted in a reduction of the Company’s monthly lease payment. Pursuant to the amendment, the Company agreed to surrender 8,534 square feet of office space and extended the lease expiration on the remaining lease space from September 30, 2010 to September 30, 2011. The Company also agreed to provide the property owner a settlement in the form of a cash payment of $50,000 no later than August 14, 2009 and at the option of the Company, no later than August 17, 2009, the property owner will either receive 53,847 shares of the Company’s common stock or a $70,000 cash payment. The value of the settlement will be amortized on a straight-line basis over the remaining term of the lease, or September 30, 2011.
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
Note 5. Derivative Liability
     In June 2008, the FASB finalized Emerging Issues Task Force (“EITF”) 07-05, “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” Under EITF 07-05, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The common stock warrants issued with the Company’s August 13, 2007 private placement, and the common stock warrants issued to the placement agent in the transaction, do not have fixed settlement provisions because their exercise prices may be lowered if the Company issues securities at lower prices in the future. The Company was required to include the reset provisions in order to protect the warrant holders from the potential dilution associated with future financings. In accordance with EITF 07-05, the warrants were recognized as a derivative instrument and have been re-characterized as derivative liabilities. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of operations.
     The derivative liabilities were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	June 30,	April 1,
	2009	2009
Expected life	3.12 years	3.37 years
Risk-free interest rate	1.64%	1.15%
Dividend yield	0.00%	0.00%
Volatility	85%	84%

Warrants issued with private placement	953,752	953,752
Fair value of warrants	$1,531,000	$323,000
     Effective April 1, 2009 the Company reclassified the fair value of these common stock purchase warrants from equity to liability as if these warrants were treated as a derivative liability since their date of issue. On April 1, 2009, the Company recorded a $323,000 derivative liability and a corresponding charge to its accumulated deficit to recognize the cumulative effects of having adopted this accounting policy. The fair value of these common stock purchase warrants increased to $1,531,000 as of June 30, 2009. Accordingly, the Company increased the derivative liability by $1,208,000 to reflect the change in fair value for the three months ended June 30, 2009. This amount is included as a loss on derivative instruments in the accompanying condensed consolidated statement of operations for the three months ended June 30, 2009.

Note 6. Stockholders’ Equity
Common Stock Issued to Non-Employee Director
     On April 1, 2009, the Company entered into a six month consulting agreement with a member of its Board of Directors, Mr. Bob Burlingame. Pursuant to the agreement, Mr. Burlingame will provide the Company with sales and marketing expertise and services. In consideration of his services, the Company agreed to issue Mr. Burlingame 435,897 unregistered shares of its common stock. The Company issued the shares on June 12, 2009. The shares were fully vested and non-forfeitable at the time of issuance. The fair value of the common stock was more readily determinable than the fair value of the services rendered. Following the guidance enumerated in Issue 2 of EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, the Company is amortizing the fair value of the warrants over the six month term of the consulting agreement which is consistent with its treatment of similar cash transactions. Accordingly, the Company will record $475,000 of stock compensation expense related to this agreement which will be recognized on a straight-line basis over the six month term of the agreement (April 1, 2009 to October 1, 2009). During the three months ended June 30, 2009, the Company recorded $238,000 in selling, general and administrative expense in the accompanying condensed consolidated statement of operations.
Common Stock Issued to Service Provider
     On April 24, 2009, the Company entered into an agreement with a contract sales organization (“CSO”) that will serve as the Company’s sales force for the sale of wound care products in the United States. Pursuant to the agreement, the Company agreed to pay the CSO a monthly fee and potential bonuses that will be based on achievement of certain levels of sales. Additionally, the Company agreed to issue the CSO 7,000 shares of common stock each month as compensation for their services. On May 27, 2009, the Company issued 24,500 shares of common stock in connection with this agreement that represents compensation through July 31, 2009. The Company has determined the fair value of the common stock, which will be calculated as shares are issued, will be more readily determinable than the fair value of the services rendered. Accordingly, the Company will record the fair market value of the stock as compensation expense. The expense will be recognized as the shares of stock are earned. During the three months ended June 30, 2009, the Company recorded $26,000 in selling, general and administrative expense in the accompanying condensed consolidated statement of operations.
Common Stock Issued in Private Placement
     On February 24, 2009, the Company entered into a Purchase Agreement with Robert Burlingame, a director of the Company, and an accredited investor. Pursuant to the terms of the Purchase Agreement, the investors agreed to make a $3,000,000 investment in the Company. The investors paid $1,000,000 (net proceeds of $948,000 after deducting offering expenses) for 854,701 shares of common stock on February 24, 2009 and paid $2,000,000 for 1,709,402 shares of common stock on June 1, 2009. In addition, the Company issued to the investors Series A Warrants to purchase a total of 1,500,000 shares of common stock pro rata to the number of shares of common stock issued on each closing date at an exercise price $1.87 per share. The Series A Warrants are exercisable after six months and will have a five year term. The Company also issued to the investors Series B Warrants to purchase a total of 2,000,000 shares of common stock pro rata to the number of shares of common stock issued on each closing date at an exercise price of $1.13 per share. The Series B Warrants are exercisable after six months and will have a three year term. In addition, for every two shares of common stock the investor purchases upon exercise of a Series B Warrant, the investor will receive an additional Series C Warrant to purchase one share of common stock. The Series C Warrant shall be exercisable after six months and will have an exercise price of $1.94 per share and a five year term. The Company will only be obligated to issue Series C Warrants to purchase up to 1,000,000 shares of common stock.
Anti-dilution adjustment
     Pursuant to an anti-dilution provision contained in both the August 13, 2007 private placement investor and placement agent warrant agreements, during the three months ended June 30, 2009, the Company was required to adjust the exercise price and the number of warrants held by each warrant holder. The adjustment was the result of the issuance of 480,397 shares of common stock to certain consultants in consideration for their services. The exercise price for the warrants was adjusted from $5.03 to $4.94 and an additional 17,425 warrants were issued.

Note 7. Stock-Based Compensation
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
     The Company recognized in salaries and related expense in the condensed consolidated statements of operations $7,600 and $36,000 of stock-based compensation expense during the three months ended June 30, 2009 and 2008, respectively, which represents the intrinsic value amortization of options granted prior to April 1, 2006 that the Company is continuing to account for using the recognition and measurement principles prescribed under APB 25. At June 30, 2009, there was $17,000 of unrecognized compensation cost related to options that the Company accounted for under APB 25 through March 31, 2006. These costs are expected to be recognized over a weighted average remaining amortization period of one-third year.
     Effective April 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123(R) “Share Based Payment” (“SFAS 123(R)”) using the prospective transition method, which requires the fair value measurement and recognition of compensation expense for all share-based payment awards granted, modified and settled to the Company’s employees and directors after April 1, 2006. The Company’s condensed consolidated financial statements as of March 31, 2009 and for the three months ended June 30, 2009 and 2008, reflect the impact of SFAS 123(R).
     The effect of recording stock-based compensation expense in accordance with the provisions of SFAS 123(R) is as follows (in thousands, except per share amounts):

	Three Months
	Ended
	June 30,
	2009	2008
Cost of service revenue	$4	$3
Research and development	29	52
Selling, general and administrative	160	321

Total stock-based compensation	$193	$376

     No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options.
     The Company estimated the fair value of employee stock awards using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options for the three months ended June 30, 2009 was estimated using the following weighted-average assumptions: expected term of 6.5 years, risk-free interest rate of 3.28%, and dividend yield of 0.00% and volatility of 76%. There were no options granted during the three months ended June 30, 2009.
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
     A summary of all option activity as of June 30, 2009 and changes during the nine months then ended is presented below:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
	Shares	Exercise	Contractual	Value
Options	(000)	Price	Term	($000)
Outstanding at April 1, 2009	3,964	$3.28
Granted	—	—
Exercised	—	—
Forfeited or expired	(35)	6.72

Outstanding at June 30, 2009	3,929	$3.25	6.73	$6,949

Exercisable at June 30, 2009	2,083	$4.51	4.71	$2,628

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
     The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the underlying fair value of the Company’s common stock (3.52) for stock options that were in-the-money as of June 30, 2009.
     At June 30, 2009, there was unrecognized compensation costs of $1,673,000 related to stock options accounted for in accordance with the provisions of SFAS 123(R). The cost is expected to be recognized over a weighted-average amortization period of 2.57 years.
     The Company issues new shares of common stock upon exercise of stock options.
     As provided under the Company’s 2006 Stock Incentive Plan (“2006 Plan”), the aggregate number of shares authorized for issuance as awards under the 2006 Plan automatically increased on April 1, 2009 by 920,141 shares (which number constitutes 5% of the outstanding shares on the last day of the year ended March 31, 2009). Remaining shares authorized for issuance from the 2006 Plan at June 30, 2009 was 991,000.
Note 8. Income Taxes
     The Company has completed a study to assess whether a change in control has occurred or whether there have been multiple changes of control since the Company’s formation. The study concluded that no change in control occurred for purposes of Internal Revenue Code section 382. The Company, after considering all available evidence, fully reserved for these and its other deferred tax assets since it is more likely than not such benefits will not be realized in future periods. The Company has incurred losses for both financial reporting and income tax purposes for the three months ended June 30, 2009. Accordingly, the Company is continuing to fully reserve for its deferred tax assets. The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the Company’s deferred income tax assets satisfy the realization standard of SFAS No. 109, the valuation allowance will be reduced accordingly.
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

     The Company has identified its federal tax return and its state tax return in California as major tax jurisdictions. The Company is also subject to certain other foreign jurisdictions, principally Mexico and The Netherlands. The Company’s evaluation of FIN 48 tax matters was performed for tax years ended through March 31, 2009. Generally, the Company is subject to audit for the years ended March 31, 2008, 2007 and 2006 and maybe be subject to audit for amounts relating to net operating loss carryforwards generated in periods prior to March 31, 2005. The Company has elected to retain its existing accounting policy with respect to the treatment of interest and penalties attributable to income taxes in accordance with FIN 48, and continues to reflect interest and penalties attributable to income taxes, to the extent they arise, as a component of its income tax provision or benefit as well as its outstanding income tax assets and liabilities. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments, other than those identified above that would result in a material change to its financial position.
Note 9. Segment and Geographic Information
     The Company is organized primarily on the basis of operating units which are segregated by geography, United States (“U.S.”), Europe and Rest of the World (“Europe/ROW”) and Mexico.
     The following tables present information about reportable segments (in thousands):

		Europe/
Three months ended June 30, 2009	U.S.	ROW	Mexico	Total
Product revenues	$131	$228	$1,208	$1,567
Service revenues	280	—	—	280

Total revenues	411	228	1,208	1,847
Depreciation and amortization expense	(75)	(26)	(22)	(123)
Profit (loss) from operations	(2,540)	(99)	338	(2,301)
Interest expense	(4)	—	—	(4)
Interest income	1	—	—	1

		Europe/
Three months ended June 30, 2008	U.S.	ROW	Mexico	Total
Product revenues	$65	$184	$758	$1,007
Service revenues	204	—	—	204

Total revenues	269	184	758	1,211
Depreciation and amortization expense	104	60	84	248
Loss from operations	(4,839)	(164)	(71)	(5,074)
Interest expense	(162)	—	—	(162)
Interest income	76	—	—	76
Sales by geography reported in the Europe/ROW segment is as follows (in thousands):

	Three Months
	Ended
	June 30,
	2009	2008
India	$29	$27
China	106	—
Europe and other	93	157

Total Europe/ROW	$228	$184

The following table shows property and equipment balances by segment (in thousands):

	June 30,	March 31,
	2009	2009
U.S.	$863	$931
Europe/ROW	301	322
Mexico	186	179

	$1,350	$1,432

The following table shows total asset balances by segment (in thousands):

	June 30,	March 31,
	2009	2009
U.S.	$3,555	$3,543
Europe/ROW	731	841
Mexico	1,590	1,063

	$5,876	$5,447

Note 10. Subsequent Events
Registered Direct Offering
     On July 30, 2009, the Company closed a registered direct placement of 2,454,000 shares of its common stock at a purchase price of $2.45 per share, and warrants to purchase an aggregate of 1,227,000 shares of common stock at an exercise price of $3.3875 per share for gross proceeds of $6,012,000 (net proceeds of $5,411,000 after deducting the placement agent’s commissions).
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as of June 30, 2009 and our audited consolidated financial statements for the year ended March 31, 2009 included in our report on Form 10-K, that was filed with the Securities and Exchange Commission on June 11, 2009.
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
          We do not have the necessary regulatory approvals to market Microcyn in the United States as a drug. In the United States our device product does, however, have five clearances as a 510(k) medical device for the following summary indications: 1) Moistening and lubricating absorbent wound dressings for traumatic wounds requiring a prescription: 2) Moistening and debriding acute and chronic dermal lesions requiring a prescription: 3) Moistening absorbent wound dressings and cleaning minor cuts as an over the counter product: 4) Management of exuding wounds such as leg ulcers, pressure ulcers, diabetic ulcers and for the management of mechanically or surgically debridement of wounds in a gel form and required as a prescription: 5) Debridement of wounds, such as stage I-IV pressure ulcers, diabetic foot ulcers, post surgical wounds, first and second burns, grafted and donor sites as a preservative, which can kill listed bacteria such as MRSA & VRE and required as a prescription. We do not have the necessary regulatory clearance or approval to market Microcyn in the U.S. as a medical device for an antimicrobial or wound healing indication. In the future we expect to apply with the FDA for clearance as an antimicrobial in a liquid and a gel form and as conducive to wound healing via a 510(k) medical clearance.
          Outside the United States our product has a CE Mark device approval in Europe for debriding, irrigating and moistening acute and chronic wounds in comprehensive wound treatment by reducing microbial load and creating moist environment. In Mexico we are approved as a drug as antiseptic treatment of wounds and infected areas. In India our product has a drug license for cleaning and debriding in wound management while in China there is a medical device approval by the State Food and Drug Administration or SFDA, for reducing the propagation of microbes in wounds and creating a moist environment for wound healing. These are discussed in greater detail under Current Regulatory Approvals and Clearances.
          While in the U.S. we do not have the necessary regulatory clearance for an antimicrobial or wound healing indication, clinical and laboratory testing we conducted in connection with our submissions to the FDA, as well as physician clinical studies and scientific papers, suggest that our Microcyn-based product may help reduce a wide range of pathogens from acute and chronic wounds while curing or improving infection and concurrently enhancing wound healing through modes of action unrelated to the treatment of infection. These physician clinical studies suggest that our Microcyn-based product is safe, easy to use and complementary to many existing treatment methods in wound care. Physician clinical studies and usage in the United States suggest that our 510(k) product may shorten hospital stays, lower aggregate patient care costs and, in certain cases, reduce the need for systemic antibiotics. We are also pursuing the use of our Microcyn platform technology in other markets outside of wound care, including in the respiratory, ophthalmology, dental and dermatology markets.
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

          We believe Microcyn is the only known stable, anti-infective therapeutic available in the world today that simultaneously cures or improves infection while also promoting wound healing through increased blood flow to the wound bed and reduction of inflammation. Also, we believe Microcyn provides significant advantages over current methods of care in the treatment of a wide range of chronic and acute wounds throughout all stages of treatment. These stages include cleaning, debridement, prevention and treatment of infections and wound healing. We believe that unlike antibiotics, antiseptics, growth regulators and other advanced wound care products, Microcyn is the only stable wound care solution that is safe as saline, and also cures infection while simultaneously accelerating wound healing. Also, unlike most antibiotics, we believe Microcyn does not target specific strains of bacteria, a practice which has been shown to promote the development of resistant bacteria. In addition, our products are shelf stable, require no special preparation and are easy to use.
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
          The FDA requirements for device and drug clearances are discussed in greater detail under Government Regulation, Medical Device Regulation, Pharmaceutical Product Regulation and Other Regulation in the United States.
          We currently make Microcyn available, both as a prescription and over-the-counter product, under our five 510(k) clearances in the United States, primarily through a partnership with Advocos, a specialty U.S. contract sales organization. In the quarter ending December 31, 2008, we initiated an aggressive commercialization into the podiatry market in the United States. In the second calendar quarter of 2009, we expanded this sales effort to include wound care centers, hospitals, nursing homes, urgent care clinics and home healthcare. Additionally, we are in the process of introducing Microcyn-based consumer healthcare products both in the United States and abroad. Initially, these will include an oral care rinse, nasal care wash and a skin hydrogel.
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
          We have announced the development of a Microcyn hydrogel which received a 510(k) approval in the U.S. We will pursue additional approvals in Europe, China, India and Mexico and we will initiate commercialization upon obtaining these approvals.
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
Comparison of Three Months Ended June 30, 2009 and 2008
Revenues
          We experienced a 56% growth in product revenues and a 37% growth in our services business, resulting in total revenues of $1,847,000 during the quarter ended June 30, 2009 compared to $1,211,000 in the prior year period. The $560,000 increase in product revenues was due primarily to $451,000 higher sales in Mexico, up 59% compared to the same period last year. Without the 29% drop in the value of the peso during the quarter, the product growth in Mexico would have been 104% and product growth worldwide would have been 89%. As a result of the swine flu epidemic in Mexico and normal growth, unit sales of our 240-milliliter presentation, sold mostly to pharmacies in Mexico increased 100% over the prior year to a monthly average of 57,000 units, up from 35,000 last quarter and 28,000 in the same quarter last year and unit sales to hospitals increased 101%, partially offset by lower selling prices. Normal growth of the 240 ml bottles represent about 38,000 to 40,000 units per month, while the units above that reflect one time purchases related to the swine flu concerns during the quarter. Europe/ROW sales increased $44,000, up 24%, over the prior year due to $100,000 order to China, which did not occur in the same period last year.

     The following table shows our product revenues by geographic region (in thousands):

	Three Months
	Ended June 30,
	2009	2008	Increase	Increase
U.S.	$131	$65	$66	103%
Europe/ROW	228	184	44	24%
Mexico	1,208	758	450	59%

Total	$1,567	$1,007	$560	56%

     The $76,000 increase in service revenues was due to an increase in the number of tests provided by our services business.
Gross Profit
     We reported gross profit from our Microcyn products business of $1,040,000, or 66% of product revenues, during the three months ended June 30, 2009, compared a gross profit of $569,000, or 57%, in the prior year period. This increase was primarily due to lower costs in Europe and higher unit volume in Mexico. Mexico’s margins improved to 82% during the quarter ended June 30, 2009, compared to 67% in the prior year period. Gross margins in Europe and US are relatively low as we are transferring our manufacturing from Europe to the US, sustaining costs in both locations and including severance costs in European cost of goods sold.
Research and Development Expense
     Research and development expense declined $1,600,000, or 69%, to $721,000 for the three months ended June 30, 2009, compared to $2,321,000 in the prior year period. Most of the decrease was attributable to the elimination of the larger clinical team and related expenses, which supported the completion of the Phase II clinical trial last year. As a result of shifting our strategy to find a strategic partner to conduct the Phase III trials, we significantly reduced the number of people in research and development and clinical activities.
     We expect that our research and development expense will remain fairly flat over the next few quarters.
Selling, General and Administrative Expense
     Selling, general and administrative expense decreased $643,000, or 19%, to $2,685,000 during the three months ended June 30, 2009, from $3,328,000 during the three months ended June 30, 2008. Primarily, this decrease was due to lower legal and accounting fees and an overall reduction in headcount and related expenses. These decreases were partially offset by higher sales and marketing expenses associated with our wound care product launch in U.S. and Mexico.
     We expect these expenses to grow slightly in future periods as we spend more money on expanding the sales in the U.S. market.
Interest income and expense and other income and expense, net
     Interest expense decreased $158,000 to $4,000 for the three months ended June 30, 2009, from $162,000 in the prior year period, due to the payments made on debt over the prior year. Total outstanding debt decreased to $244,000 at June 30, 2009, from $335,000 at March 31, 2009. Interest income decreased $75,000, to $1,000 for the three months ended June 30, 2009, from $76,000 in the prior year period, primarily due to the decrease in our interest bearing cash balance.
     Other income and expense, net decreased $10,000 to net other expense of 29,000 for the three months ended June 30, 2009, from net other expense of $39,000 for the same period last year.
Loss on derivative liability
     As a result of our adoption of EITF 07-05 on April 1, 2009, for the three months ended June 30, 2009 we incurred a loss on derivative liabilities of $1,208,000. For the three months ended June 30, 2008 we did not record a loss related to derivative instruments.

Net Loss
     Net loss for the three months ended June 30, 2009 was $3,541,000, down $1,658,000 from $5,199,000 for the same period in the prior year. Stock compensation expense for the quarter ended June 30, 2009 and 2008 were $465,000 and $456,000, respectively. Also, the accounting loss of $1,208,000 relating to the adoption of EITF 07-05 was a non-cash charge.
Liquidity and Capital Resources
     At June 30, 2009, our accumulated deficit amounted to $112,346,000. We had working capital of $1,430,000 as of June 30, 2009. We currently anticipate that our cash and cash equivalents, the proceeds we received from the July 30, 2009 registered direct offering and revenues we expect to generate will be sufficient to meet our anticipated cash requirements to continue sales and marketing and some research and development through June 30, 2010. However, in order to execute our Microcyn product development strategy and to penetrate new and existing markets, we may need to raise additional funds, through public or private equity offerings, debt financings, corporate collaborations or other means. We have implemented cost cutting initiatives while continuing to increase revenue in an effort to reach cash breakeven.
     We believe that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means; however, we have not secured any commitment for new financing at this time, nor can we provide any assurance that new financing will be available on commercially acceptable terms, if needed. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve cash.
Sources of Liquidity
     As of June 30, 2009, we had unrestricted cash and cash equivalents of $2,053,000. Since our inception, substantially all of our operations have been financed through sales of equity securities. Other sources of financing that we have used to date include our revenues, as well as various loans.
     Since our inception, substantially all of our operations have been financed through the sale of $105,061,000 (net proceeds) of our common and convertible preferred stock. This includes, net proceeds $21,936,000 raised in our initial public offering on January 30, 2007, net proceeds of $9,124,000 raised in a private placement of common shares on August 13, 2007, net proceeds of $12,613,000 raised through a registered direct placement from March 31, 2008 to April 1, 2008, net proceeds of $1,514,000 raised through a private placement on February 6, 2009 and net proceeds of $948,000 from a private placement on February 24, 2009 and proceeds of $2,000,000 from a private placement on June 1, 2009.
     On July 30, 2009, we closed a registered direct placement of 2,454,000 shares of its common stock at a purchase price of $2.45 per share, and warrants to purchase an aggregate of 1,227,000 shares of common stock at an exercise price of $3.3875 per share for gross proceeds of $6,012,000 (net proceeds of $5,411,000 after deducting the placement agent’s commissions).
     In June 2006, we entered into a loan and security agreement with a financial institution to borrow a maximum of $5,000,000. Under this facility we borrowed $4,182,000. The loan was repaid in full at March 31, 2009.
Cash Flows
     As of June 30, 2009, we had unrestricted cash and cash equivalents of $2,053,000, compared to $1,921,000 at March 31, 2009.
     Net cash used in operating activities during the three months ended June 30, 2009 was $1,694,000, primarily due to the $3,541,000 net loss for the period, and to a $273,000 decrease in accounts payable, and a $306,000 increase in accounts receivable. These uses of cash were offset in part by non-cash charges during the year ended June 30, 2009, including $1,208,000 loss on the fair value of warrants, $465,000 of stock-based compensation, $123,000 of depreciation and amortization, and an increase in accrued and other liabilities of $530,000. Net cash used in operating activities during the quarter ended June 30, 2008 was $6,768,000, primarily due to the $5,199,000 net loss for the period, $1,188,000 decrease in accounts payable, a decrease of $1,115,000 in accrued expenses and slight increases in accounts receivables and inventories. These uses of cash were offset in part by non-cash charges during the quarter ended June 30, 2008, including $456,000 of stock-based compensation, $248,000 of depreciation and amortization and $107,000 of non-cash interest expense.
     Net cash used in investing activities was $41,000 and $159,000 for the three months ended June 30, 2009 and 2008, respectively.
     Net cash provided by financing activities was $1,855,000 for the three months ended June 30, 2009. Stock was issued for $2,000,000, offset by $54,000 of deferred offering costs, and $89,000 of outstanding debt was paid off during the period. Net cash used in financing activities was $432,000 for the quarter ended June 30, 2008. This involved debt payments totaling $468,000, and $36,000 of net funds received in connection with the issuance of common stock.
Operating Capital and Capital Expenditure Requirements
     We incurred a net loss of $3,541,000 for the quarter ended June 30, 2009. At June 30, 2009 our accumulated deficit amounted to $112,346,000. At June 30, 2009, our working capital amounted to $1,430,000.
     We currently anticipate that our cash and cash equivalents, the proceeds we received from the July 30, 2009 registered direct offering and revenues we expect to generate will be sufficient to meet our anticipated cash requirements to continue sales and marketing and some research and development through June 30, 2010. However, in order to execute our Microcyn product development strategy and to penetrate new and existing markets, we may need to raise additional funds, through public or private equity offerings, debt financings, corporate collaborations or other means. We have implemented cost cutting initiatives while continuing to increase revenue in an effort to reach cash breakeven. We may raise additional capital to pursue its product development initiatives and penetrate markets for the sale of its products.
     We believe that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means; however, we have not secured any commitment for new financing at this time, nor can we provide any assurance that new financing will be available on commercially acceptable terms, if needed. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve cash.
     Our future funding requirements will depend on many factors, including:
•	the scope, rate of progress and cost of our research and development activities;

•	future clinical trial results;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the cost and timing of regulatory approvals;

•	the cost and delays in product development as a result of any changes in regulatory oversight applicable to our products;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the effect of competing technological and market developments;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses, products and technologies.
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
     (b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A: Risk Factors
     There have been no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, as filed with the SEC on June 11, 2009, except as follows:
We have a history of losses, we expect to continue to incur losses and we may never achieve profitability.
     We incurred a net loss of $3,541,000 for the three months ended June 30, 2009. At June 30, 2009, our accumulated deficit amounted to $112,346,000. During the three months ended June 30, 2009, net cash used in operating activities amounted to $1,694,000. At June 30, 2009, our working capital amounted to $1,430,000. We may need to raise additional capital from external sources. We expect to continue incurring losses for the foreseeable future and may raise additional capital to pursue product development initiatives and penetrate markets for the sale of our products. We may not raise additional capital. We believe that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means. If the economic climate in the U.S. does not improve or continues to deteriorate, our ability to raise additional capital could be negatively impacted. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve cash.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On February 24, 2009, we entered into a Purchase Agreement with Robert Burlingame, our director, and an accredited investor (the “Investors”). Pursuant to the terms of the Purchase Agreement, the Investors agreed to make a $3,000,000 investment. The Investors paid $1,000,000 on February 24, 2009 and paid the remaining $2,000,000 on June 1, 2009. In exchange for this investment, we issued to the Investors a total of 2,564,103 shares of our common stock in two tranches, pro rata to the investment amounts paid by the Investor on each date the Investor provided funds. In connection with this offering, we issued 854,701 shares of our common stock on February 27, 2009 and 1,709,402 shares of our common stock on June 1, 2009. In addition, we issued to the Investors Series A Warrants, exercisable after six months for a five year term, to purchase a total of 1,500,000 shares of our common stock at an exercise price of $1.87 per share and Series B Warrants, exercisable after six months for a three year term, to purchase a total of 2,000,000 shares of our common stock at an exercise price of $1.13 per share. Both the Series A and Series B Warrants are exercisable in tranches, pro rata to the investment amounts paid by the Investors on the closing dates. In connection with this placement, we paid Merriman Curhan Ford and Co. a fee of $50,000 for their assistance with the transaction.
     We have used, or intend to use, the proceeds from the offerings described above principally for general corporate purposes, including working capital.
     On May 27, 2009, we issued 24,500 shares of common stock to Advocos in connection with an agreement whereby Advocos will provide product sales services.
     On June 12, 2009, we issued Robert Burlingame, a member of our board of directors, 435,897 shares of our common stock pursuant to a consulting agreement entered into on April 1, 2009, whereby Mr. Burlingame provides us with sales and marketing expertise and other services.
Item 3. Default Upon Senior Securities
We did not default upon any senior securities during the quarter ended June 30, 2009.
Item 4. Submission of Matters to a Vote of the Security Holders
We did not submit any matters to a vote of security holders during the quarter ended June 30, 2009.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number		Description
3.1	(i)
Restated Certificate of Incorporation of Registrant (incorporated by reference to the exhibit of the same number filed with the Company’s Annual Report on Form 10-K (File No. 001-3216) for the year ended March 31, 2007).

3.1	(ii)
Amended and Restated Bylaws of Registrant, as amended effective June 11, 2008 (incorporated by reference to the exhibit of the same number filed with the Company’s Annual Report on Form 10-K (File No. 001-3216) for the year ended March 31, 2007).

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

4.13		Form of Warrant to Purchase Common Stock of Registrant (incorporated by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 13, 2007).

4.14		Form of Warrant to Purchase Common Stock of Registrant (incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 28, 2008).

4.15		Form of Common Stock Purchase Warrant for July 2009 offering (included as exhibit 4.15 to the Form S-1 filed July 9, 2009 and incorporated herein by reference).

4.16		Warrant issued to Dayl Crow, dated March 4, 2009 (included as exhibit 4.16 to the Form 10-K filed June 11, 2009 and incorporated herein by reference).

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*#	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

#	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oculus Innovative Sciences, Inc.
Date: August 7, 2009	By:	/s/ Hojabr Alimi
Hojabr Alimi
Its: Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2009	By:	/s/ Robert Miller
Robert Miller
Its: Chief Financial Officer (Principal Financial Officer)