Form 10-Q
period 2009-09-30
Oculus Innovative Sciences, Inc.
filed 2009-11-10
CIK 1367083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
(707) 782 0792
Registrant’s telephone number, including area code
Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 9, 2009 the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 24,542,931.

OCULUS INNOVATIVE SCIENCES, INC.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
PART I: FINANCIAL INFORMATION
Item 1. Financial Statements

	September 30,	March 31,
	2009	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,452	$1,921
Accounts receivable, net	1,022	923
Inventories, net	505	340
Prepaid expenses and other current assets	611	758

Total current assets	8,590	3,942
Property and equipment, net	1,273	1,432
Other assets	107	73

Total assets	$9,970	$5,447

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,129	$1,565
Accrued expenses and other current liabilities	988	853
Current portion of long-term debt	98	255
Current portion of capital lease obligations	2	6

Total current liabilities	2,217	2,679
Deferred revenue	377	425
Long-term debt, less current portion	107	74
Derivative liability	1,080	—

Total liabilities	3,781	3,178

Commitments and Contingencies
Stockholders’ Equity:
Convertible preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2009 (unaudited) and March 31, 2009	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 24,542,931 and 18,402,820 shares issued and outstanding at September 30, 2009 (unaudited) and March 31, 2009, respectively	2	2
Additional paid-in capital	123,367	113,803
Accumulated other comprehensive loss	(2,941)	(3,054)
Accumulated deficit	(114,239)	(108,482)

Total stockholders’ equity	6,189	2,269

Total liabilities and stockholders’ equity	$9,970	$5,447

See accompanying notes

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues
Product	$1,403	$1,212	$2,970	$2,219
Service	269	269	549	473

Total revenues	1,672	1,481	3,519	2,692

Cost of revenues
Product	601	446	1,128	884
Service	258	251	473	449

Total cost of revenues	859	697	1,601	1,333

Gross profit	813	784	1,918	1,359

Operating expenses
Research and development	583	2,367	1,304	4,688
Selling, general and administrative	2,485	5,262	5,170	8,590

Total operating expenses	3,068	7,629	6,474	13,278

Loss from operations	(2,255)	(6,845)	(4,556)	(11,919)
Interest expense	(3)	(149)	(7)	(311)
Interest income	—	56	1	132
Income (loss) on derivative instruments	451	—	(757)	—
Other (expense) income, net	(86)	26	(115)	(13)

Net loss	$(1,893)	$(6,912)	$(5,434)	$(12,111)

Net loss per common share: basic and diluted	$(0.08)	$(0.43)	$(0.26)	$(0.76)

Weighted-average number of shares used in per common share calculations:
Basic and diluted	22,750	15,924	21,078	15,924

Other comprehensive loss, net of tax
Net loss	$(1,893)	$(6,912)	$(5,434)	$(12,111)
Foreign currency translation adjustments	42	(207)	113	(189)

Other comprehensive loss	$(1,851)	$(7,119)	$(5,321)	$(12,300)

See accompanying notes

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(5,434)	$(12,111)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	237	444
Stock-based compensation	906	1,911
Change in fair value of derivative liability	757	—
Non-cash interest expense	—	214
Foreign currency transaction losses (gains)	26	(60)
Loss on disposal of assets	125	217
Changes in operating assets and liabilities:
Accounts receivable	(42)	(165)
Inventories	(148)	(25)
Prepaid expenses and other current assets	172	395
Accounts payable	(11)	(1,676)
Accrued expenses and other liabilities	57	(809)

Net cash used in operating activities	(3,355)	(11,665)

Cash flows from investing activities:
Change in restricted cash		23
Change in long-term deposits	(33)	—
Purchases of property and equipment	(68)	(276)

Net cash used in investing activities	(101)	(253)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net of offering costs	7,159	36
Proceeds from the exercise of common stock options and warrants	1,053	—
Principal payments on debt	(224)	(940)
Payments on capital lease obligations	(4)	(14)

Net cash provided by (used in) financing activities	7,984	(918)
Effect of exchange rate on cash and cash equivalents	3	(15)

Net increase (decrease) in cash and cash equivalents	4,531	(12,851)
Cash and equivalents, beginning of period	1,921	18,823

Cash and equivalents, end of period	$6,452	$5,972

Supplemental disclosure of cash flow information:
Cash paid for interest	$7	$105

Equipment financed	$100	$—

Obligations settled with stock	$447	$—

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
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements as of September 30, 2009 and for the three and six months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual audited consolidated financial statements. The unaudited condensed consolidated balance sheet as of September 30, 2009, condensed consolidated statements of operations for the three and six months ended September 30, 2009 and 2008, and the condensed consolidated statements of cash flows for the six months ended September 30, 2009 and 2008 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and six months ended September 30, 2009 are not necessarily indicative of results to be expected for the year ending March 31, 2010 or for any future interim period. The condensed consolidated balance sheet at March 31, 2009 has been derived from audited consolidated financial statements. However, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended March 31, 2009, and notes thereto included in the Company’s Form 10-K, which was filed with the SEC on June 11, 2009.
Use of Estimates
     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Periodically, the Company evaluates and adjusts estimates accordingly. The allowance for uncollectible accounts receivable balances amounted to $62,000 and $51,000, which are included in accounts receivable, net in the accompanying September 30, 2009 and March 31, 2009 condensed consolidated balance sheets, respectively.
Foreign Currency Reporting
     The consolidated financial statements are presented in United States Dollars in accordance with FASB Accounting Standards Codification (“ASC”) 830 “Foreign Currency Matters”. Accordingly, the Company’s subsidiaries, Oculus Technologies of Mexico, S.A. de C.V. (“OTM”) uses the local currency (Mexican Pesos) as its functional currency, and Oculus Innovative Sciences Netherlands, B.V. (“OIS Europe”) uses the local currency (Euro) as its functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date, and revenue and expense accounts are translated at average exchange rates during the period. Resulting translation adjustments were recorded in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets at September 30, 2009 and March 31, 2009.
     Foreign currency transaction gains (losses) relate primarily to trade payables and receivables between subsidiaries OTM and OIS Europe. These transactions are expected to be settled in the foreseeable future. The Company recorded foreign currency transaction gains (losses) of $26,000 and $(60,000) for the three months ended September 30, 2009 and 2008, respectively. The related gains

(losses) were recorded in other income (expense) in the accompanying condensed consolidated statements of operations. Loans made to its subsidiaries OTM and OIS Europe are expected be paid back to the Company as cash flows sufficient to repay the loans are generated.
Net Loss per Share
     The Company computes net loss per share in accordance with ASC 260 “Earnings per Share”, basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic loss per share for the three months ended September 30, 2009 and 2008, excludes potentially dilutive securities because their inclusion would be anti-dilutive.
     The following securities were excluded from basic and diluted net loss per share calculation because their inclusion would be anti-dilutive (in thousands):

	September 30,
	2009	2008
Options to purchase common stock	3,219	2,631
Restricted stock units	30	60
Warrants to purchase common stock	10,624	3,321

	13,873	6,012

Common Stock Purchase Warrants and Other Derivative Financial Instruments
     The Company accounts for the issuance of common stock purchase warrants issued and other free standing derivative financial instruments in accordance with the applicable provisions of ASC 815 “Derivatives and Hedging” (“ASC 815”). Based on the provisions of ASC 815, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company determined that its freestanding derivatives, which principally consist of warrants to purchase common stock, satisfied the criteria for classification as equity instruments at September 30, 2009 and March 31, 2009 other than certain warrants that contain reset provisions that the Company classified as derivative liabilities as more fully described in Note 5.
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
     The Company measures the fair value of financial assets and liabilities based on the guidance of ASC 820 “Fair Value Measurements and Disclosures” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements on April 1, 2009, the Company adopted the new standard for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis.
     The standard defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standard also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
          Level 1 — quoted prices in active markets for identical assets or liabilities

          Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable
          Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)
     Financial liabilities measured at fair value on a recurring basis are summarized below:

Fair value measurements at September 30, 2009 using
Significant
		Quoted prices in	other	Significant
		active markets for	observable	unobservable
	September 30,	identical assets	inputs	inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Liabilities:
Fair value of warrant obligations (Note 5)	1,080,000	—	—	1,080,000
Subsequent Events
     Management has evaluated subsequent events or transactions occurring through November 9, 2009, the date the financial statements were issued.
Recent Accounting Pronouncements In December 2008, the FASB issued ASC 815-40 “Contracts in Entity’s own Equity”. This issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of Statement 133. This issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has included the impact of ASC 815-40 in its June 30, 2009 condensed consolidated financial statements (Note 5).
     In April 2009, the FASB issued ASC 820-10-65 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards ASC 820-10 “Fair Value Measurements”. This is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted this guidance for its quarter ended June 30, 2009. The adoption has no impact on the Company’s condensed consolidated financial statements.
     In April 2009, the FASB issued ASC 825, “Financial Instruments” (“ASC 825”). This standard extends the disclosure requirements concerning the fair value of financial instruments to interim financial statements of publicly traded companies. This guidance is effective for interim or annual financial periods ending after June 15, 2009, and as such, became effective for the Company in the quarter ended June 30, 2009. The adoption of ASC 855 had no material impact on the Company’s consolidated financial position, results of operations or cash flows.
     In May 2009, the FASB issued guidance now codified as ASC Topic 855, “Subsequent Events”. ASC Topic 855 establishes standards for the disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. ASC Topic 855 introduces the concept of financial statements being “available to be issued.” It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The Company adopted ASC Topic 855 for the period ended June 30, 2009. The adoption of ASC Topic 855 had no material impact on the Company’s consolidated financial position, results of operations or cash flows.
     In July 2009, the FASB issued ASC 105, “Generally Accepted Accounting Principles” (“ASC 105”). ASC 105 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with Generally Accepted Accounting Principles (“GAAP”) in the United States (the GAAP hierarchy). ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of the standard did not have an impact on the Company’s condensed consolidated financial statements.

     In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value. This Accounting Standards Update amends Subtopic 820-10, Fair Value Measurements and Disclosures > Overall, to provide guidance on the fair value measurement of liabilities. The adoption of ASU 2009-05 is not expected to have a material impact on our condensed consolidated financial statements.
     Other accounting standards that have been issued or proposed by the FASB and SEC and/or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.
Note 2. Liquidity and Financial Condition
     The Company incurred a net loss of $1,893,000 and $5,434,000 for the three and six months ended September 30, 2009, respectively. At September 30, 2009, the Company’s accumulated deficit amounted to $114,239,000. During the six months ended September 30, 2009, net cash used in operating activities amounted to $3,355,000. At September 30, 2009, the Company’s working capital amounted to $6,373,000.
     On June 1, 2009, the Company issued the final tranche from the February 24, 2009 private placement (Note 6). The issuance comprised of an aggregate of 1,709,402 shares of common stock, Series A Warrants to purchase an aggregate of 1,000,000 shares of common stock and Series B Warrants to purchase an aggregate of 1,333,333 shares of common stock to the Investors pro rata to the investment amount of each Investor. The Company received $2,000,000 in connection with this transaction.
     On July 30, 2009, the Company closed a registered direct placement of 2,454,000 shares of its common stock at a purchase price of $2.45 per share, and warrants to purchase an aggregate of 1,226,991 shares of common stock at an exercise price of $3.3875 per share for gross proceeds of $6,012,000 (net proceeds of $5,159,000 after deducting the placement agent’s commissions and other offering costs).
     During the three months ended September 30, 2009, the Company received $1,053,000 in connection with the exercise of 780,000 common stock purchase warrants and the exercise of 521,110 stock options.
     The Company currently anticipates that its cash and cash equivalents, the proceeds from the July 30, 2009 registered direct offering, proceeds received from the exercise of common stock purchase warrants and option exercises during the six months ended September 30, 2009, and revenues it expects to generate will be sufficient to meet its anticipated cash requirements to continue its sales and marketing and some research and development through at least September 30, 2010. However, in order to execute the Company’s Microcyn product development strategy and to penetrate new and existing markets, the Company may need to raise additional funds, through public or private equity offerings, debt financings, corporate collaborations or other means. The Company has implemented cost cutting initiatives while continuing to increase revenue in an effort to reach cash breakeven. The Company may raise additional capital to pursue its product development initiatives and penetrate markets for the sale of its products.
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

Note 3. Condensed Consolidated Balance Sheet
Inventories
     Inventories consisted of the following (in thousands):

	September 30,	March 31,
	2009	2009
Raw materials	$320	$277
Finished goods	237	134

	557	411
Less: inventory allowances	(52)	(71)

	$505	$340

Notes Payable
     From February 7, 2005 to February 16, 2009, the Company entered into eight separate note agreements for aggregate principal amounting to $596,000 with interest rates ranging from 3.99% to 14.44% per annum. These instruments are mostly connected to automobile and insurance premium financing. During the three months ended September 30, 2009, the Company made principal and interest payments related to these notes in the amounts of $133,000 and $3,000, respectively. During the six months ended September 30, 2009, the Company made principal and interest payments related to these notes in the amounts of $223,000 and $7,000, respectively. The remaining balance of these notes amounted to $106,000 at September 30, 2009 of which $79,000 is included in the current portion of long-term debt in the accompanying condensed consolidated balance sheet.
     On August 29, 2009, the Company entered into a note agreement for principal amounting to $100,000 with an interest rate of 2.90% per annum. This instrument is connected to financing an automobile. During the three months ended September 30, 2009, the Company made principal and interest payments related to this note in the amounts of $1,000 and $0, respectively. The remaining balance of these notes amounted to $99,000 at September 30, 2009 of which $19,000 is included in the current portion of long-term debt in the accompanying condensed consolidated balance sheet.
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
Employment Agreements
     As of September 30, 2009, the Company had employment agreements with five of its key executives. The agreements provide, among other things, for the payment of six to twenty-four months of severance compensation for terminations under certain circumstances. With respect to these agreements, at September 30, 2009, potential severance amounted to $1,305,000 and aggregated annual salaries amounted to $1,840,000.
Board Compensation
     On April 26, 2007, the Company’s board of directors adopted a Non-Employee Director Compensation Package (the “Compensation Package”) to provide members of the board and its committees with regular compensation. The Compensation Package provides for cash compensation in the amount of $25,000 to each non-employee member of the board of directors, and annual payments ranging from $2,000 to $5,000 for participation on board committees. Employee directors do not receive any form of compensation for their board participation. Additionally, on an annual basis the board members are automatically granted 15,000 stock options. The Company plans to issue stock options to the board members in lieu of cash installments.
Commercial Agreements
     On May 8, 2007, and June 11, 2007, the Company entered into separate commercial agreements with two unrelated customers granting such customers the exclusive right to sell the Company’s products in specified territories or for specified uses. Both customers are required to maintain certain minimum levels of purchases of the Company’s products in order to maintain the exclusive right to sell the Company’s products. Up-front payments amounting to $625,000 paid under these agreements have been recorded as deferred revenue. The short-term portion of the deferred revenue related to these agreements amounted to $97,500 which is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet at September 30, 2009. The up-front fees are being amortized on a straight-line basis over the terms of the underlying agreements. For the three months ended September 30, 2009 and 2008, the Company amortized $24,000 and $24,000, respectively, and for the six months ended September 30, 2009 and 2008 the Company amortized $48,000 and $48,000, respectively, related to these agreements. These amounts are included in product revenue in the accompanying condensed consolidated statement of operations.
Amendment to Petaluma Building Lease
     On May 1, 2009, the Company amended its lease for its facility in Petaluma which resulted in a reduction of the Company’s monthly lease payment. Pursuant to the amendment, the Company agreed to surrender 8,534 square feet of office space and extended the lease expiration on the remaining lease to September 30, 2011. The Company also agreed to provide the property owner a cash payment of $50,000 no later than August 14, 2009. Additionally, on August 28, 2009 the property owner received 53,847 shares of the Company’s common stock (Note 6).
Agreements with Related Party
     On January 26, 2009, the Company entered into a commercial agreement with Vetericyn, Inc., a California corporation wholly-owned by the Company’s director, Robert Burlingame, to market and sell its Vetericyn products. Vetericyn, Inc. later changed its name to V&M Industries (“V&M”), which remains wholly-owned by Mr. Burlingame. Additionally, Mr. Burlingame holds a significant position in the Company’s common stock. This agreement was amended on February 24, 2009 and on July 24, 2009. Pursuant to the agreement, the Company provides V&M with bulk product and V&M bottles, packages, and sells Vetericyn products. The Company receives a fixed amount for each bottle of Vetericyn V&M sells. On September 15, 2009, V&M and the Company amended this agreement whereby the Company granted V&M a non-exclusive right to market the Company’s Microcyn over-the-counter (“OTC”) liquid and gel products. . The Company manufactures the Microcyn OTC products and will continue to bear all inventory and collection risks related to most of these sales. Accordingly, the Company records most of this revenue on the gross basis and records expenses related to V&M’s marketing efforts in selling, general and administrative expenses. In addition, once certain milestones are met by V&M, the Company will share revenue generated by V&M related to Vetericyn and Microcyn OTC sales. During the three and nine months ended September 30, 2009, the Company recorded $47,000 and $78,000, respectively, of revenue related to these agreements. The revenue is recorded in product revenues in the accompanying condensed consolidated statements of operations.
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
Note 5. Derivative Liability
     In accordance with the applicable provisions of Asc 815-40, “Contracts in Entity’s Own Equity,” financial instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The common stock warrants issued with the Company’s August 13, 2007 private placement, and the common stock warrants issued to the placement agent in the transaction, do not have fixed settlement provisions because their exercise prices may be lowered if the Company issues securities at lower prices in the future (Note 6). The Company was required to include the reset provisions in order to protect the warrant holders from the potential dilution associated with future financings. In accordance with ASC 815, the warrants were recognized as a derivative instrument and have been re-characterized as derivative liabilities. ASC 815 requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of operations.
     The derivative liabilities were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	September 30,	April 1,
	2009	2009
Expected life	2.87 years	3.37 years
Risk-free interest rate	1.45%	1.15%
Dividend yield	0.00%	0.00%
Volatility	85%	84%

Warrants issued with private placement	1,105,502	953,752
Fair value of warrants	$1,080,000	$323,000
     Effective April 1, 2009 the Company reclassified the fair value of these common stock purchase warrants from equity to liability as if these warrants were treated as a derivative liability since their date of issue. On April 1, 2009, the Company recorded a $323,000 derivative liability and a corresponding charge to its accumulated deficit to recognize the cumulative effects of having adopted this accounting policy. The fair value of these common stock purchase warrants increased to $1,080,000 at September 30, 2009 from $323,000 at April 1, 2009. Accordingly, the Company increased the derivative liability by $757,000 to reflect the change in fair value for the six months ended September 30, 2009. This amount is included as a change in the fair value of derivative instruments in the accompanying condensed consolidated statement of operations for the six months ended September 30, 2009. Additionally, during the three months ended September 30, 2009, the Company recorded gains of $451,000 related to its derivative liabilities. This amount represents a decrease in the fair value of its derivative liabilities from $1,531,000 at June 30, 2009 to $1,080,000 at September 30, 2009. This amount is included as income on derivative instruments in the accompanying condensed consolidated statement of operations for the three months ended September 30, 2009

Note 6. Stockholders’ Equity
Common Stock Issued to Director
     On April 1, 2009, the Company entered into a six month consulting agreement with a member of its Board of Directors, Mr. Bob Burlingame. Pursuant to the agreement, Mr. Burlingame will provide the Company with sales and marketing expertise and services. In consideration of his services, the Company agreed to issue Mr. Burlingame 435,897 unregistered shares of its common stock. The Company issued the shares on June 12, 2009. The shares were fully vested and non-forfeitable at the time of issuance. The fair value of the common stock was more readily determinable than the fair value of the services rendered. Following the guidance enumerated in ASC 505 “Equity-Based Payments to Non-Employees”, the Company is amortizing the fair value of the warrants over the six month term of the consulting agreement which is consistent with its treatment of similar cash transactions. Accordingly, the Company will record $476,000 of stock compensation expense related to this agreement which will be recognized on a straight-line basis over the six month term of the agreement (April 1, 2009 to October 1, 2009). During the three and six months ended September 30, 2009, the Company recorded $238,000 and $476,000 of compensation expense, respectively. These expenses were recorded as selling, general and administrative expense in the accompanying condensed consolidated statements of operations.
Common Stock Issued to Service Provider
     On April 24, 2009, the Company entered into an agreement with a contract sales organization (“CSO”) that will serve as the Company’s sales force for the sale of wound care products in the United States. Pursuant to the agreement, the Company agreed to pay the CSO a monthly fee and potential bonuses that will be based on achievement of certain levels of sales. The Company agreed to issue the CSO shares of common stock each month as compensation for its services. During the three and six months ended September 30, 2009, the Company issued 5,600 and 24,500 shares of common stock, respectively, in connection with this agreement. The Company has determined the fair value of the common stock, which was calculated as shares were issued, is more readily determinable than the fair value of the services rendered. Accordingly, the Company recorded the fair market value of the stock as compensation expense. The expense will be recognized as the shares of stock are earned. During the three and six months ended September 30, 2009, the Company recorded $14,000 and $40,000 of compensation expense, respectively. These expenses were recorded as selling, general and administrative expense in the accompanying condensed consolidated statements of operations.
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
Registered Direct Offering
     On July 30, 2009, the Company closed a registered direct placement of Units of its common stock to certain accredited investors. For each Unit purchased in this offering, the investors received one share of the Company’s common stock and a warrant to purchase one half of one share of common stock. The offering price of each Unit was $2.45 per Unit. The Company sold 2,454,000 Units consisting of 2,454,000 shares of common stock and 1,226,991 warrants to purchase common stock. The exercise price of each warrant is $3.3875 per share, the warrants become exercisable six months following the close of the offering and expire five years following the close of the offering. The Company received gross proceeds of $6,012,000 (net proceeds of $5,159,000 after deducting the placement agent’s commissions and other offering costs) from this offering.

Common Stock Issued to Settle Obligations
     During the three months ended September 30, 2009, the Company issued shares of common stock to various vendors to settle outstanding accounts payables. The Company entered into settlement agreements with these vendors and issued a total of 155,755 shares with a fair value equal to the outstanding payables or $377,000. Additionally, the Company issued the property owner of its Petaluma, CA facility 53,847 shares with a fair value of $70,000. These shares were issued as partial settlement in connection with the renegotiation of the lease and will be amortized on a straight-line basis over the remaining term of the lease which expires on September 30, 2011.
Anti-dilution Adjustments
     Pursuant to an anti-dilution provision contained in both the August 13, 2007 private placement investor and placement agent warrant agreements, for various transactions during the six months ended September 30, 2009, the Company was required to adjust the exercise price and the number of warrants held by each warrant holder under these agreements. These adjustments were the result of the issuance of the 2,454,000 Units issued in connection with the registered direct offering closed on July 30, 2009, the issuance of 465,997 shares of common stock to certain consultants in consideration for their services, and 209,602 shares of common stock issued in connection with the settlement of certain obligations. The exercise price for the warrants was adjusted from $5.03 to $4.34 and an additional 151,750 warrants were issued. At September 30, 2009, the total number of warrants outstanding subject to adjustment was 1,105,502.
Note 7. Stock-Based Compensation
     The Company accounts for share-based awards exchanged for employee services in accordance with ASC 718 “Compensation-Stock Compensation” (“ASC 718”) under which share-based compensation expense is measured at the grant date, based on the estimated fair value of the award. The Company estimates the fair value of employee stock awards using the Black-Scholes option pricing model. The Company amortizes the fair value of employee stock options on a straight-line basis over the requisite service period of the awards.
     The effect of recording stock-based compensation expense in accordance with the applicable provisions of ASC 718 is as follows (in thousands, except per share amounts):

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008
Cost of service revenue	$5	$3	$10	$7
Research and development	17	19	46	70
Selling, general and administrative	167	1,358	334	1,679

Total stock-based compensation	$189	$1,380	$390	$1,756

     No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options.
     The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008
Expected life	6.0 years	5.5 years	6.0 years	6.1 years
Risk-free interest rate	1.65%	3.00%	1.65%	3.18%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Volatility	85%	73%	85%	75%

     The expected term of stock options represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by SAB 110 for “plain vanilla” options. The Company used this approach as it did not have sufficient historical exercise information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. The expected stock price volatility for the Company’s stock options was determined by examining the historical volatilities for industry peers and using an average of the historical volatilities of the Company’s industry peers. The Company will continue to analyze the stock price volatility and expected term assumptions as more data for the Company’s common stock and exercise patterns becomes available. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.
     In addition, ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated at 5% based on historical experience.
     A summary of all option activity as of September 30, 2009 and changes during the nine months then ended is presented below:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
	Shares	Exercise	Contractual	Value
Options	(000)	Price	Term	($000)
Outstanding at April 1, 2009	3,964	$3.28
Granted	150	2.18
Exercised	(521)	0.33
Forfeited or expired	(374)	8.25

Outstanding at September 30, 2009	3,219	$3.14	7.77	$3,028

Exercisable at September 30, 2009	1,523	$4.58	6.24	$778

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
     The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the underlying fair value of the Company’s common stock (2.43) for stock options that were in-the-money as of September 30, 2009.
     At September 30, 2009, there was unrecognized compensation costs of $1,630,000 related to stock options accounted for in accordance with the provisions of SFAS 123(R). The cost is expected to be recognized over a weighted-average amortization period of 2.39 years.
     The Company issues new shares of common stock upon exercise of stock options.
     As provided under the Company’s 2006 Stock Incentive Plan (“2006 Plan”), the aggregate number of shares authorized for issuance as awards under the 2006 Plan automatically increased on April 1, 2009 by 920,141 shares (which number constitutes 5% of the outstanding shares on the last day of the year ended March 31, 2009). Additionally, by a vote of the shareholders of the Company the shares authorized for issuance under the plan was increased by 1,000,000. Remaining shares authorized for issuance from the 2006 Plan at September 30, 2009 was 2,039,000.
Note 8. Income Taxes
     The Company has completed a study to assess whether a change in control has occurred or whether there have been multiple changes of control since the Company’s formation. The study concluded that no change in control occurred for purposes of Internal Revenue Code section 382. The Company, after considering all available evidence, fully reserved for these and its other deferred tax assets since it is more likely than not such benefits will not be realized in future periods. The Company has incurred losses for both financial reporting and income tax purposes for the three months ended September 30, 2009. Accordingly, the Company is continuing to fully reserve for its deferred tax assets. The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the Company’s deferred income tax assets satisfy the realization standard of ASC 740 “Income Taxes” (“ASC 740”), the valuation allowance will be reduced accordingly.

     ASC 740 addresses how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the tax benefit from an uncertain tax position can be recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. ASC 740 had no impact on the Company’s financial condition, results of operations or cash flows.
     The Company has identified its federal tax return and its state tax return in California as major tax jurisdictions. The Company is also subject to certain other foreign jurisdictions, principally Mexico and The Netherlands. The Company’s evaluation of ASC 740 tax matters was performed for tax years ended through March 31, 2009. Generally, the Company is subject to audit for the years ended March 31, 2008, 2007 and 2006 and maybe be subject to audit for amounts relating to net operating loss carryforwards generated in periods prior to March 31, 2005. The Company has elected to retain its existing accounting policy with respect to the treatment of interest and penalties attributable to income taxes in accordance with ASC 740, and continues to reflect interest and penalties attributable to income taxes, to the extent they arise, as a component of its income tax provision or benefit as well as its outstanding income tax assets and liabilities. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments, other than those identified above that would result in a material change to its financial position.
Note 9. Segment and Geographic Information
     The Company is organized primarily on the basis of operating units which are segregated by geography, United States (“U.S.”), Europe and Rest of the World (“Europe/ROW”) and Mexico.
     The following tables present information about reportable segments (in thousands):

		Europe/
Three months ended September 30, 2009	U.S.	ROW	Mexico	Total
Product revenues	$160	$353	$890	$1,403
Service revenues	269	—	—	269

Total revenues	429	353	890	1,672
Depreciation and amortization expense	83	9	23	115
Profit (loss) from operations	(2,411)	78	78	(2,255)
Interest expense	(3)	—	—	(3)
Interest income	—	—	—	—

		Europe/
Three months ended September 30, 2008	U.S.	ROW	Mexico	Total
Product revenues	$68	$233	$911	$1,212
Service revenues	269	—	—	269

Total revenues	337	233	911	1,481
Depreciation and amortization expense	103	60	32	195
Loss from operations	(6,674)	(170)	(1)	(6,845)
Interest expense	(149)	—	—	(149)
Interest income	56	—	—	56

		Europe/
Six months ended September 30, 2009	U.S.	ROW	Mexico	Total
Product revenues	$289	$583	$2,098	$2,970
Service revenues	549	—	—	549

Total revenues	838	583	2,098	3,519
Depreciation and amortization expense	158	35	44	237
Profit (loss) from operations	(4,948)	(22)	414	(4,556)
Interest expense	(7)	—	—	(7)
Interest income	1	—	—	1

Six months ended September 30, 2008	U.S.	Europe/ ROW	Mexico	Total
Product revenues	$132	$418	$1,669	$2,219
Service revenues	473	—	—	473

Total revenues	605	418	1,669	2,692
Depreciation and amortization expense	207	122	115	444
Loss from operations	(11,516)	(333)	(70)	(11,919)
Interest expense	(311)	—	—	(311)
Interest income	132	—	—	132
Sales by geography reported in the Europe/ROW segment is as follows (in thousands):

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008
India	$50	$32	$79	$59
China	103	79	209	79
Europe and other	200	122	295	280

Total Europe/ROW	$353	$233	$583	$418

The following table shows property and equipment balances by segment (in thousands):

	September 30,	March 31,
	2009	2009
U.S.	$1,031	$931
Europe/ROW	42	322
Mexico	200	179

	$1,273	$1,432

The following table shows total asset balances by segment (in thousands):

	September 30,	March 31,
	2009	2009
U.S.	$7,999	$3,543
Europe/ROW	542	841
Mexico	1,429	1,063

	$9,970	$5,447

Note 10. Subsequent Events
Stock Option Grants to Directors
      On November 6, 2009, the Company granted its director Greg French a option to purchase 75,000 shares of the Company’s common stock at an exercise price of $1.89 per share. The options will vest over a three year period and will expire on November 6, 2019. Additionally, on November 6, 2009, the Company granted its director Jay Birnbaum a option to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.89 per share. The options will vest over a six month period and will expire on November 6, 2019.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as of September 30, 2009 and our audited consolidated financial statements for the year ended March 31, 2009 included in our report on Form 10-K, that was filed with the Securities and Exchange Commission on June 11, 2009.
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

     Forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to the risks described in our Annual Report on Form 10-K including our ability to develop and commercialize new products; the risks in obtaining patient enrollment for our studies; the risk of unanticipated delays in research and development efforts; the risk that we may not obtain reimbursement for our existing test and any future products we may develop; the risks and uncertainties associated with the regulation of our products by the FDA; our ability to compete against third parties; our ability to obtain capital when needed; our history of operating losses; the risks associated with protecting our intellectual property; and the additional risks set forth under Part II, Item 1A, “Risk Factors,” included in this Quarterly Report on Form 10-Q as well s other risks disclosed in our SEC filings from time to time. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, except as required by law.
Our Business
     We develop, manufacture and market, a family of products intended to prevent and treat infections in chronic and acute wounds while concurrently enhancing wound healing through modes of action unrelated to the treatment of infection. Infection is a serious potential complication in both chronic and acute wounds, and controlling infection is a critical step in wound healing. Our platform technology, called Microcyn®, is a proprietary solution of electrically charged oxychlorine small molecules designed to treat a wide range of organisms that cause disease (pathogens). These include viruses, fungi, spores and antibiotic-resistant strains of bacteria, such as Methicillin-resistant Staphylococcus aureus, or MRSA, and Vancomycin-resistant Enterococcus, or VRE, in wounds.
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
     Our goal is to become a worldwide leader as the standard of care in the treatment and irrigation of open wounds. We currently have, and intend to seek additional, regulatory clearances and approvals to market our Microcyn-based products worldwide. In July 2004, we began selling Microcyn in Mexico after receiving approval from the Mexican Ministry of Health, or MOH, for the use of Microcyn as an antiseptic, disinfectant and sterilant. Since then, physicians in the United States, Europe, India, Pakistan, China and Mexico have conducted more than 28 physician clinical studies assessing Microcyn’s use in the treatment of infections in a variety of wound types, including hard-to-treat wounds such as diabetic ulcers and burns. Most of these studies were not intended to be rigorously designed or controlled clinical trials and, as such, did not have all of the controls required for clinical trials used to support a new drug application, or NDA, submission to the FDA. A number of these studies did not include blinding, randomization, predefined clinical end points, use of placebo and active control groups or U.S. good clinical practices requirements. We used the data generated from some of these studies to support our application for the CE Mark, or European Union certification, for wound cleaning and reduction of microbial load. We received the CE Mark in November 2004 and additional international approvals in China, Canada, Mexico and India. Microcyn has also received five FDA 510(k) clearances for use as a medical device in wound cleaning, or debridement, lubricating, moistening and dressing, including traumatic wounds and acute and chronic dermal lesions. Most recently, on May 27, 2009, we received a 510(k) clearance from the FDA to market our Microcyn Skin and Wound Gel as both a prescription and over-the-counter formulation Additionally, on June 4, 2009, we received an expanded 510(k) label clearance from the FDA to market our Microcyn Skin and Wound Cleanser with preservatives as both a prescription and over-the-counter formulation. This prescription product is indicated for use by health care professionals to manage the debridement of wounds such as stage I-IV pressure ulcers, diabetic foot ulcers, post-surgical wounds, first- and second-degree wounds, grafted and donor sites.
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
     We currently make Microcyn available, both as a prescription and over-the-counter product, under our five 510(k) clearances in the United States, primarily through Advocos, a specialty U.S. contract sales organization. In the quarter ending December 31, 2008, we initiated commercialization into the podiatry market in the United States. In the second calendar quarter of 2009, we expanded this sales effort to include wound care centers, hospitals, nursing homes, urgent care clinics and home healthcare.
     On January 26, 2009, we announced a strategic revenue-sharing partnership with V&M Industries, Inc., whose principal is one of our directors. Pursuant to this agreement we granted V&M Industries, Inc. exclusive rights to market the Microcyn Technology in the North American animal healthcare market. As part of this agreement, we will not incur marketing or sales expenses, but will share in all revenues. On September 15, 2009, the agreement with V&M Industries, Inc. was modified to include a non exclusive right to sell the Microcyn OTC into the human healthcare market on terms similar to those in the original agreement.
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
     We currently rely on exclusive agreements with country-specific distributors for the sale of Microcyn-based products in Europe. In Mexico, we sell Microcyn through a network of distributors and through a contract sales force dedicated exclusively to selling Microcyn, including salespeople, nurses and clinical support staff. In India, we sell through Alkem, the fifth largest pharmaceutical company in India. The first full year of Microcyn product distribution in India was in 2008. In China, we signed a distribution agreement with China Bao Tai, which secured marketing approval from the SFDA in March 2008. China Bao Tai is working with Sinopharm, the largest pharmaceutical group in China, to distribute Microcyn-based products to hospitals, doctors and clinics. China Bao Tai and Sinopharm are in process of providing product broadly to many hospitals and doctors throughout many provinces in China for completion of trials in anticipation of a product launch after pricing registration and reimbursement approval have been obtained.
     We also operate a microbiology contract testing laboratory division that provides consulting and laboratory services to medical companies that design and manufacture biomedical devices and drugs, as well as testing on our products and potential products. Our testing laboratory complies with U.S. good manufacturing practices and quality systems regulation.

Comparison of Three Months Ended September 30, 2009 and 2008
Revenues
     Total revenues were $1,672,000 during the quarter ended September 30, 2009 compared to $1,481,000 in the prior year period. Product revenues increased $191,000 due to higher sales in Europe, US, China, India and Singapore. In local currency, product revenue growth in Mexico was 26% while it was down slightly when translated to dollars due to a 29% decrease in the value of the peso. Without the drop in the value of the peso during the quarter, product growth in Mexico would have been 26% and product growth worldwide would have been 37%. Unit sales of our 240-milliliter presentation, sold mostly to pharmacies in Mexico increased 6% over the prior year to a monthly average of 33,000 units compared to 31,000 units in the same quarter last year; unit sales to hospitals increased 38%, partially offset by lower selling prices. Europe/ROW sales increased $120,000 up 52%, over the prior year due to higher sales in Europe, China, India and Singapore. Sales in the US increased $92,000 with strong increases in human and animal wound care, related mostly to TV advertising and programs, sponsored by V&M, Industries, Inc..
     The following table shows our product revenues by geographic region:

	Three Months
	Ended September 30,
	2009	2008	Increase	Increase
U.S.	$160,000	$68,000	$92,000	135%
Europe/ROW	353,000	233,000	120,000	52%
Mexico	890,000	911,000	(21,000)	(2%)

Total	$1,403,000	$1,212,000	$191,000	16%

     Service revenue was about flat compared to same quarter last year with the focus on the product revenue.
Gross Profit
     We reported gross profit from our Microcyn products business of $802,000, or 57% of product revenues, during the three months ended September 30, 2009, compared a gross profit of $766,000, or 63%, in the prior year period. This decrease was primarily due to higher costs in Europe and U.S. as we were transferring our manufacturing from Europe to the US during the current quarter while sustaining costs in both locations. We also incurred shipping costs of equipment and non cash losses due to the write off of equipment and some inventory. Mexico’s margins were about the same at 79% during the quarter ended September 30, 2009, compared to 78% in the prior year period.
Research and Development Expense
     Research and development expense declined $1,784,000, or 75%, to $583,000 for the three months ended September 30, 2009, compared to $2,367,000 in the prior year period. Most of the decrease was attributable to the elimination of the larger clinical team in the quarter ended September 30, 2008, which had supported the completion of the Phase II clinical trial last year and related expenses. As a result of shifting our strategy to find a strategic partner to conduct the Phase III trials, we significantly reduced the number of people in research and development and clinical activities.
     We expect that our research and development expense will remain fairly flat over the next few quarters.
Selling, General and Administrative Expense
     Selling, general and administrative expense decreased $2,777,000, or 53%, to $2,485,000 during the three months ended September 30, 2009, from $5,262,000 during the three months ended September 30, 2008. Primarily, this decrease was due to stock compensation expense of $1,454,000 recorded during the three months ended September 30, 2008, an overall reduction in headcount and related expenses, and lower legal and accounting fees. These decreases were partially offset by higher sales and marketing expenses associated with our wound care product launch in U.S. and Mexico.
     We expect selling, general and administrative expenses to grow slightly in future periods as we spend more money on expanding sales in the U.S. market.

Interest income and expense and other income and expense, net
     Interest expense decreased $146,000 to $3,000 for the three months ended September 30, 2009, from $149,000 in the prior year period, due to the payments made on debt over the prior year. Total outstanding debt decreased to $207,000 at September 30, 2009, from $335,000 at March 31, 2009. Interest income decreased $55,000 from the prior year period, primarily due to the decrease in our interest bearing average cash balance.
     Other income and expense, net increased $112,000 to net other expense of $86,000 for the three months ended September 30, 2009, from net other income of $26,000 for the same period last year.
Gain on derivative liability
     During the three months ended September 30, 2009 we incurred a reduction in our derivative liabilities of $451,000 and as a result we recorded this amount as income in our statement of operations for this period. For the three months ended September 30, 2008 we did not record a loss or gain as it was not required.
Net Loss
     Net loss for the three months ended September 30, 2009 was $1,893,000, down $5,019,000 from $6,912,000 for the same period in the prior year. Stock compensation expense for the quarter ended September 30, 2009 and 2008 was $441,000 and $1,454,000, respectively.
Comparison of Six Months Ended September 30, 2009 and 2008
Revenues
     Total revenues were $3,519,000 during the six months ended September 30, 2009, up 31%, compared to $2,692,000 in the prior year period. The $751,000 increase in product revenues was due primarily to higher sales in the U.S., Europe and Mexico, up 34% compared to the same period last year. Without the 28% drop in the value of the peso during the six months ended September 30, 2009, product growth in Mexico would have been 61% and product growth worldwide would have been 61%. As a result of the swine flu epidemic in Mexico and normal growth, unit sales for six months ended September 30, 2009, of our 240-milliliter presentation, sold mostly to pharmacies in Mexico, increased 57% over the prior year to a monthly average of 47,000 units, up from 30,000 in the same period last year; unit sales to hospitals increased 68%, partially offset by lower selling prices. Europe/ROW sales increased $165,000, up 39%, over the prior year with higher sales from China, India and Singapore. Sales in the U.S. increased $157,000 with strong increases in human and animal wound care, related mostly to television advertising and other programs sponsored by V&M Industries, Inc.
     The following table shows our product revenues by geographic region (in thousands):

	Six Months
	Ended September 30,
	2009	2008	Increase	Increase
U.S.	$289,000	$132,000	$157,000	119%
Europe/ROW	583,000	418,000	165,000	39%
Mexico	2,098,000	1,669,000	429,000	26%

Total	$2,970,000	$2,219,000	$751,000	34%

     The $76,000 increase in service revenues was due to an increase in the number of tests provided by our services business.

Gross Profit
     We reported gross profit from our Microcyn products business of $1,842,000, or 62% of product revenues, during the six months ended September 30, 2009, compared to a gross profit of $1,335,000, or 60%, in the prior year period. Mexico’s margins improved to 81% during the six months ended September 30, 2009, compared to 73% in the prior year period with higher unit volume in the first quarter due the swine flu epidemic. During the six months ended September 30, 2009, gross margins in Europe and U.S. are relatively low as we are transferring our manufacturing from Europe to the U.S., sustaining costs in both locations and including severance costs in European cost of goods sold.
Research and Development Expense
     Research and development expense declined $3,384,000, or 72%, to $1,304,000 for the six months ended September 30, 2009, compared to $4,688,000 in the prior year period. Most of the decrease was attributable to the elimination of the larger clinical team and related expenses durig the six months ended September 30, 2009, which supported the completion of the Phase II clinical trial. As a result of shifting our strategy to find a strategic partner to conduct the Phase III trials, we significantly reduced the number of people in research and development and clinical activities.
     We expect that our research and development expense will remain fairly flat over the next few quarters.
Selling, General and Administrative Expense
     Selling, general and administrative expense decreased $3,420,000, or 40%, to $5,170,000 during the six months ended September 30, 2009, from $8,590,000 during the six months ended September 30, 2008. Primarily, this decrease was due to a $1,188,000 reduction in stock compensation charges, lower legal and accounting fees and an overall reduction in headcount and related expenses. These decreases were partially offset by higher sales and marketing expenses associated with our wound care product launch in the U.S. and Mexico.
     We expect selling, general and administrative expenses to grow slightly in future periods as we spend more money on expanding sales in the U.S. market.
Interest income and expense and other income and expense, net
     Interest expense decreased $304,000 to $7,000 for the six months ended September 30, 2009, from $311,000 in the prior year period, due to the payments made on debt over the prior year. Interest income decreased $131,000, to $1,000 for the six months ended September 30, 2009, from $132,000 in the prior year period, primarily due to the decrease in our interest bearing cash balance.
     Other income and expense, net increased $102,000 to net other expense of $115,000 for the six months ended September 30, 2009, from net other expense of $13,000 for the same period last year.
Loss on derivative liability
     During the six months ended September 30, 2009 we incurred an increase in derivative liabilities of $757,000 and as a result recorded a loss in our statement of operations for this period. For the six months ended September 30, 2008 we did not record a loss or gain as it was not required.
Net Loss
     Net loss for the six months ended September 30, 2009 was $5,434,000, down $6,677,000 from $12,111,000 for the same period in the prior year. Stock compensation expense for the six months ended September 30, 2009 and 2008 was $906,000 and $1,911,000, respectively. Also, the loss related to our derivative liabilities of $757,000 was a non-cash charge.
Liquidity and Capital Resources
     At September 30, 2009, our accumulated deficit amounted to $114,239,000. We had working capital of $6,373,000 as of September 30, 2009. We currently anticipate that our cash and cash equivalents, the proceeds we received from the July 30, 2009 registered direct offering, proceeds we received from the exercise of common stock purchase warrants and option exercises and revenues we expect to generate will be sufficient to meet our anticipated cash requirements to continue sales and marketing and some research and development through September 30, 2010. However, in order to execute our Microcyn product development strategy and to penetrate new and existing markets, we may need to raise additional funds, through public or private equity offerings, debt financings, corporate collaborations or other means. We have implemented cost cutting initiatives while continuing to increase revenue in an effort to reach cash breakeven.
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
Sources of Liquidity
     As of September 30, 2009, we had unrestricted cash and cash equivalents of $6,452,000. Since our inception, substantially all of our operations have been financed through sales of equity securities. Other sources of financing that we have used to date include our revenues, as well as various loans.
     Since our inception, substantially all of our operations have been financed through the sale of $111,525,000 (net proceeds) of our common and convertible preferred stock. This includes:
•	net proceeds $21,936,000 raised in our initial public offering on January 30, 2007;

•	net proceeds of $9,124,000 raised in a private placement of common shares on August 13, 2007;

•	net proceeds of $12,613,000 raised through a registered direct placement from March 31, 2008 to April 1, 2008;

•	net proceeds of $1,514,000 raised through a private placement on February 6, 2009;

•	net proceeds of $948,000 from a private placement on February 24, 2009;

•	net proceeds of $2,000,000 from a private placement on June 1, 2009;

•	net proceeds of $5,411,000 from a registered direct offering on July 30, 2009; and

•	$1,053,000 received from the exercise of common stock purchase warrants and options during the three months ended September 30, 2009.
     In June 2006, we entered into a loan and security agreement with a financial institution to borrow a maximum of $5,000,000. Under this facility we borrowed $4,182,000. The loan was repaid in full at March 31, 2009.
Cash Flows
     As of September 30, 2009, we had cash and cash equivalents of $6,452,000, compared to $1,921,000 at March 31, 2009.
     Net cash used in operating activities during the six months ended September 30, 2009 was $3,355,000, primarily due to the $5,434,000 net loss for the period. These uses of cash were offset in part by non-cash charges during the year ended September 30, 2009, including $757,000 loss on the fair value of warrants, $906,000 of stock-based compensation, and $237,000 of depreciation and amortization.
     Net cash used in operating activities during the six months ended September 30, 2008 was $11,665,000 primarily due to the $12,111,000 net loss for the period, and to a $1,676,000 decrease in accounts payable, primarily the result of payments made for the placement fee of our registered direct fundraising in March 2008 that were outstanding at March 31, 2008, and to a lesser extent a $809,000 decrease in accrued expenses, related to the payments made on accrued bonuses earned during the fiscal year ended March 31, 2008. These uses of cash were offset in part by non-cash charges during the six months ended September 30, 2008, including $1,911,000 of stock-based compensation, $444,000 of depreciation and amortization and $214,000 of non-cash interest expense, and $217,000 of loss on the disposal of capital equipment.

     Net cash used in investing activities was $101,000 and $253,000 for the six months ended September 30, 2009 and 2008, respectively.
     Net cash provided by financing activities was $7,984,000 for the six months ended September 30, 2009. We received net proceeds from the sale of common stock during this period of $7,159,000. Additionally, we received proceeds of $1,053,000 related to the exercise of common stock purchase warrants and stock options. Net cash used in financing activities was $918,000 for the six months ended September 30, 2008. This involved debt payments totaling $940,000 and $36,000 of net funds received in connection with the issuance of common stock.
Operating Capital and Capital Expenditure Requirements
     We incurred a net loss of $5,434,000 for the six months ended September 30, 2009. At September 30, 2009 our accumulated deficit amounted to $114,239,000. At September 30, 2009, our working capital amounted to $6,373,000.
     We currently anticipate that our cash and cash equivalents, the proceeds we received from the July 30, 2009 registered direct offering, the proceeds we received from the exercise of common stock purchase warrants and option exercises during the six months ended September 30, 2009, and revenues we expect to generate will be sufficient to meet our anticipated cash requirements to continue sales and marketing and some research and development through September 30, 2010. However, in order to execute our Microcyn product development strategy and to penetrate new and existing markets, we may need to raise additional funds, through public or private equity offerings, debt financings, corporate collaborations or other means. We have implemented cost cutting initiatives while continuing to increase revenue in an effort to reach cash breakeven. We may raise additional capital to pursue its product development initiatives and penetrate markets for the sale of its products.
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
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective at the reasonable assurance level.
     (b) Changes in internal controls. There was no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Legal Matters
     Our Company, on occasion, may be involved in legal matters arising in the ordinary course of its business. While management believes that such matters are currently insignificant, matters arising in the ordinary course of business for which we are or could become involved in litigation may have a material adverse effect on its business, financial condition or results of operations.
ITEM 1A: Risk Factors
     There have been no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, as filed with the SEC on June 11, 2009, except as follows:
We have a history of losses, we expect to continue to incur losses and we may never achieve profitability.
     We incurred a net loss of 1,893,000 and $5,434,000 for the three and six months ended September 30, 2009, respectively. At September 30, 2009, our accumulated deficit amounted to $114,239,000. During the three months ended September 30, 2009, net cash used in operating activities amounted to $3,355,000. At September 30, 2009, our working capital amounted to $6,373,000. We may need to raise additional capital from external sources. We expect to continue incurring losses for the foreseeable future and may raise additional capital to pursue product development initiatives and penetrate markets for the sale of our products. We may not raise additional capital. We believe that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means. If the economic climate in the U.S. does not improve or continues to deteriorate, our ability to raise additional capital could be negatively impacted. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve cash.
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
     On September 24, 2009, we issued 5,600 shares of common stock to Advocos as compensation for product sales services performed in connection with an agreement between us and Advocos.
     With respect to the sale of our common stock described above, we relied on the Section 4(2) exemption from securities registration under the federal securities laws for transactions not involving any public offering. No advertising or general solicitation was employed in offering the shares. The shares were sold to accredited investors. The shares were offered for investment purposes only and not for the purpose of resale or distribution, and the transfer thereof was appropriately restricted by us.
Item 3. Default Upon Senior Securities
     We did not default upon any senior securities during the quarter ended September 30, 2009.
Item 4. Submission of Matters to a Vote of the Security Holders
     On September 10, 2009 we held our 2009 Annual Meeting of Stockholders where our stockholders voted on the following matters:

Election of Directors to the Board of Directors
     Our stockholders re-elected Robert Burlingame and James Schutz to serve as directors on our board of directors. The voting information is as follows:

Robert Burlingame
FOR	15,953,520
WITHHELD	538,909

James Schutz
FOR	15,976,145
WITHHELD	516,284
In addition to the nominees re-elected to serve on the board, the following directors continued to serve on the board following the Annual Meeting: Hojabr Alimi, Gregg Alton, Jay Birnbaum, Richard Conley and Gregory French.
Approval of the Amendment to our Amended and Restated 2006 Stock Incentive Plan
     Our stockholders approved the amendment to our Amended and Restated 2006 Stock Incentive Plan pursuant to which the number of shares available for issuance was increased from 3,557,641 to 4,557,641. The voting information on the matter is as follows:

FOR	6,919,499
AGAINST	827,171
ABSTAIN	91,607
Ratification of the Appointment by the Audit Committee of the Board of Directors of Marcum LLP as our Independent Registered Public Accountants
     Our stockholders ratified the appointment by our audit committee of the board of directors of Marcum LLP as our independent registered public accountants for the 2010 fiscal year. The voting information on the matter is as follows:

FOR	16,293,355
AGAINST	136,662
ABSTAIN	62,412
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

Oculus Innovative Sciences, Inc.
Date: November 9, 2009	By:	/s/ Hojabr Alimi
Hojabr Alimi
	Its:	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2009	By:	/s/ Robert Miller
Robert Miller
	Its:	Chief Financial Officer (Principal Financial Officer)