Form 10-Q
period 2009-12-31
Oculus Innovative Sciences, Inc.
filed 2010-02-11
CIK 1367083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                            to _________________

Commission File Number 001-33216

OCULUS INNOVATIVE SCIENCES, INC.
(Exact name of registrant as specified in its charter)

Delaware	68-0423298
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

1129 N. McDowell Blvd.
Petaluma, CA 94954
(Address of principal executive offices) (Zip Code)

(707) 782-0792
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

As of February 11, 2010 the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 24,928,185.

OCULUS INNOVATIVE SCIENCES, INC.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

	December 31, 2009	March 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,158	$1,921
Accounts receivable, net	1,132	923
Inventories, net	563	340
Prepaid expenses and other current assets	396	758
Total current assets	7,249	3,942
Property and equipment, net	1,218	1,432
Other assets	109	73
Total assets	$8,576	$5,447
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$885	$1,565
Accrued expenses and other current liabilities	1,135	853
Current portion of long-term debt	64	255
Current portion of capital lease obligations	—	6
Total current liabilities	2,084	2,679
Deferred revenue	352	425
Long-term debt, less current portion	121	74
Derivative liability	455	—
Total liabilities	3,012	3,178
Commitments and Contingencies
Stockholders’ Equity:
Convertible preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2009 (unaudited) and March 31, 2009	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 24,902,575 and 18,402,820 shares issued and outstanding at December 31, 2009 (unaudited) and March 31, 2009, respectively	2	2
Additional paid-in capital	124,093	113,803
Accumulated other comprehensive loss	(2,946)	(3,054)
Accumulated deficit	(115,585)	(108,482)
Total stockholders’ equity	5,564	2,269
Total liabilities and stockholders’ equity	$8,576	$5,447

See accompanying notes

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Revenues
Product	$1,357	$999	$4,327	$3,218
Service	256	222	805	695
Total revenues	1,613	1,221	5,132	3,913
Cost of revenues
Product	736	313	1,864	1,197
Service	186	195	659	644
Total cost of revenues	922	508	2,523	1,841
Gross profit	691	713	2,609	2,072
Operating expenses
Research and development	372	933	1,676	5,621
Selling, general and administrative	2,324	2,920	7,494	11,510
Total operating expenses	2,696	3,853	9,170	17,131
Loss from operations	(2,005)	(3,140)	(6,561)	(15,059)
Interest expense	(2)	(113)	(9)	(424)
Interest income	—	17	1	149
Income (loss) on derivative instruments	625	—	(132)	—
Other income (expense), net	36	(84)	(79)	(97)
Net loss	$(1,346)	$(3,320)	$(6,780)	$(15,431)
Net loss per common share: basic and diluted	$(0.05)	$(0.21)	$(0.30)	$(0.97)
Weighted-average number of shares used in per common share calculations:
Basic and diluted	24,647	15,924	22,272	15,924
Other comprehensive loss, net of tax
Net loss	$(1,346)	$(3,320)	$(6,780)	$(15,431)
Foreign currency translation adjustments	(5)	(109)	108	(298)
Other comprehensive loss	$(1,351)	$(3,429)	$(6,672)	$(15,729)

See accompanying notes

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended December 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(6,780)	$(15,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	332	617
Stock-based compensation	1,143	2,111
Change in fair value of derivative liability	132	—
Non-cash interest expense	—	304
Foreign currency transaction losses (gains)	(17)	25
Loss on disposal of assets	156	219
Changes in operating assets and liabilities:
Accounts receivable	(134)	(268)
Inventories	(202)	(128)
Prepaid expenses and other current assets	395	525
Accounts payable	(296)	(1,285)
Accrued expenses and other liabilities	170	(1,281)
Net cash used in operating activities	(5,101)	(14,592)
Cash flows from investing activities:
Change in restricted cash	—	22
Change in long-term deposits	(47)	—
Purchases of property and equipment	(74)	(347)
Net cash used in investing activities	(121)	(325)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of offering costs	7,155	36
Proceeds from the exercise of common stock options and warrants	1,576	—
Principal payments on debt	(299)	(1,430)
Payments on capital lease obligations	(6)	(17)
Net cash provided by (used in) financing activities	8,426	(1,411)
Effect of exchange rate on cash and cash equivalents	33	(76)
Net increase (decrease) in cash and cash equivalents	3,237	(16,404)
Cash and equivalents, beginning of period	1,921	18,823
Cash and equivalents, end of period	$5,158	$2,419
Supplemental disclosure of cash flow information:
Cash paid for interest	$9	$136
Equipment financed	$155	$—
Obligations settled with stock	$417	$—

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of December 31, 2009 and for the three and nine months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual audited consolidated financial statements. The unaudited condensed consolidated balance sheet as of December 31, 2009, condensed consolidated statements of operations for the three and nine months ended December 31, 2009 and 2008, and the condensed consolidated statements of cash flows for the nine months ended December 31, 2009 and 2008 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and nine months ended December 31, 2009 are not necessarily indicative of results to be expected for the year ending March 31, 2010 or for any future interim period. The condensed consolidated balance sheet at March 31, 2009 has been derived from audited consolidated financial statements. However, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended March 31, 2009, and notes thereto included in the Company’s Form 10-K, which was filed with the SEC on June 11, 2009.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Periodically, the Company evaluates and adjusts estimates accordingly. The allowance for uncollectible accounts receivable balances amounted to $99,000 and $51,000, which are included in accounts receivable, net in the accompanying December 31, 2009 and March 31, 2009 condensed consolidated balance sheets, respectively.

Foreign Currency Reporting

The consolidated financial statements are presented in United States Dollars in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 830 “Foreign Currency Matters”. Accordingly, the Company’s subsidiaries, Oculus Technologies of Mexico, S.A. de C.V. (“OTM”) uses the local currency (Mexican Pesos) as its functional currency, and Oculus Innovative Sciences Netherlands, B.V. (“OIS Europe”) uses the local currency (Euro) as its functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date, and revenue and expense accounts are translated at average exchange rates during the period. Resulting translation adjustments were recorded in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets at December 31, 2009 and March 31, 2009.

Foreign currency transaction gains (losses) relate primarily to trade payables and receivables between subsidiaries OTM and OIS Europe. These transactions are expected to be settled in the foreseeable future. The Company recorded foreign currency transaction gains (losses) of $1,000 and $(65,000) for the three months ended December 31, 2009 and 2008, respectively and $17,000 and (25,000) for the nine months ended December 31, 2009 and 2008, respectively. The related gains (losses) were recorded in other income (expense) in the accompanying condensed consolidated statements of operations. Loans made to its subsidiaries OTM and OIS Europe are expected be paid back to the Company as cash flows sufficient to repay the loans are generated.

Net Loss per Share

The Company computes net loss per share in accordance with ASC 260 “Earnings per Share,” basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic loss per share for the three and nine months ended December 31, 2009 and 2008, excludes potentially dilutive securities because their inclusion would be anti-dilutive.

The following securities were excluded from basic and diluted net loss per share calculation because their inclusion would be anti-dilutive (in thousands):

	December 31,
	2009	2008
Options to purchase common stock	3,232	3,424
Restricted stock units	30	60
Warrants to purchase common stock	10,380	3,303
	13,642	6,787

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company accounts for the issuance of common stock purchase warrants issued and other free standing derivative financial instruments in accordance with the applicable provisions of ASC 815 “Derivatives and Hedging” (“ASC 815”). Based on the provisions of ASC 815, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company determined that its freestanding derivatives, which principally consist of warrants to purchase common stock, satisfied the criteria for classification as equity instruments at December 31, 2009 and March 31, 2009 other than certain warrants that contain reset provisions that the Company classified as derivative liabilities as more fully described in Note 5.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Financial liabilities measured at fair value on a recurring basis are summarized below:

	Fair value measurements at December 31, 2009 using
	December 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Fair value of warrant obligations (Note 5)	455,000	—	—	455,000

Subsequent Events

Management has evaluated subsequent events or transactions occurring through February 11, 2010, the date the financial statements were issued.

Recent Accounting Pronouncements

 In December 2008, the FASB issued ASC 815-40 “Contracts in Entity’s own Equity.” This issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of Statement 133. This issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has included the impact of ASC 815-40 in its June 30, 2009 condensed consolidated financial statements (Note 5).

In April 2009, the FASB issued ASC 820-10-65 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards ASC 820-10 “Fair Value Measurements”. This is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted this guidance for its quarter ended June 30, 2009. The adoption has no impact on the Company’s condensed consolidated financial statements.

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

In May 2009, the FASB issued guidance now codified as ASC Topic 855, “Subsequent Events.” ASC Topic 855 establishes standards for the disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. ASC Topic 855 introduces the concept of financial statements being “available to be issued.” It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The Company adopted ASC Topic 855 for the period ended June 30, 2009. The adoption of ASC Topic 855 had no material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value. This Accounting Standards Update amends Subtopic 820-10, Fair Value Measurements and Disclosures Overall, to provide guidance on the fair value measurement of liabilities. The adoption of ASU 2009-05 is not expected to have a material impact on our condensed consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB and SEC and/or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Note 2. Liquidity and Financial Condition

The Company incurred a net loss of $1,346,000 and $6,780,000 for the three and nine months ended December 31, 2009, respectively. At December 31, 2009, the Company’s accumulated deficit amounted to $115,585,000. During the nine months ended December 31, 2009, net cash used in operating activities amounted to $5,101,000. At December 31, 2009, the Company’s working capital amounted to $5,165,000.

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

On July 30, 2009, the Company closed a registered direct placement of 2,454,000 shares of its common stock at a purchase price of $2.45 per share, and warrants to purchase an aggregate of 1,226,991 shares of common stock at an exercise price of $3.3875 per share for gross proceeds of $6,012,000 (net proceeds of $5,155,000 after deducting the placement agent’s commissions and other offering costs).

During the nine months ended December 31, 2009, the Company received $1,576,000 in connection with the exercise of 1,075,692 common stock purchase warrants and the exercise of 570,864 stock options.

The Company currently anticipates that its cash and cash equivalents, the proceeds from the July 30, 2009 registered direct offering, proceeds received from the exercise of common stock purchase warrants and option exercises during the nine months ended December 31, 2009, and revenues it expects to generate will be sufficient to meet its anticipated cash requirements to continue its sales and marketing and some research and development through at least December 31, 2010. However, in order to execute the Company’s Microcyn product development strategy and to penetrate new and existing markets, the Company may need to raise additional funds, through public or private equity offerings, debt financings, corporate collaborations or other means. The Company has implemented cost cutting initiatives while continuing to increase revenue in an effort to reach cash breakeven. The Company may raise additional capital to pursue its product development initiatives and penetrate markets for the sale of its products.

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

Note 3. Condensed Consolidated Balance Sheet

Inventories

Inventories consisted of the following (in thousands):

	December 31, 2009	March 31, 2009
Raw materials	$373	$277
Finished goods	315	134
	688	411
Less: inventory allowances	(125)	(71)
	$563	$340

Notes Payable

From February 7, 2005 to February 16, 2009, the Company entered into eight separate note agreements for aggregate principal amounting to $619,000 with interest rates ranging from 3.99% to 14.44% per annum. These instruments are mostly connected to automobile and insurance premium financing. During the three months ended December 31, 2009, the Company made principal and interest payments related to these notes in the amounts of $68,000 and $1,000, respectively. During the nine months ended December 31, 2009, the Company made principal and interest payments related to these notes in the amounts of $291,000 and $7,000, respectively. The remaining balance of these notes amounted to $38,000 at December 31, 2009 of which $34,000 is included in the current portion of long-term debt in the accompanying condensed consolidated balance sheet.

On August 29, 2009, the Company entered into a note agreement for principal amounting to $100,000 with an interest rate of 2.90% per annum. This instrument is in connection with financing an automobile. During the three months ended December 31, 2009, the Company made principal and interest payments related to this note in the amounts of $5,000 and $1,000, respectively. During the nine months ended December 31, 2009, the Company made principal and interest payments related to this note in the amounts of $6,000 and $2,000, respectively. The remaining balance of this note amounted to $94,000 at December 31, 2009 of which $19,000 is included in the current portion of long-term debt in the accompanying condensed consolidated balance sheet.

On October 7, 2009, the Company entered into a note agreement for principal amounting to $57,000 with an interest rate of 2.90% per annum. This instrument is in connection with financing an automobile. During the three months ended December 31, 2009, the Company made principal and interest payments related to this note in the amounts of $2,000 and $0, respectively. The remaining balance of this note amounted to $53,000 at December 31, 2009 of which $11,000 is included in the current portion of long-term debt in the accompanying condensed consolidated balance sheet.

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

Employment Agreements

As of December 31, 2009, the Company had employment agreements with five of its key executives. The agreements provide, among other things, for the payment of nine to twenty-four months of severance compensation for terminations under certain circumstances. With respect to these agreements, at December 31, 2009, potential severance amounted to $1,840,000 and aggregated annual salaries amounted to $1,305,000.

Board Compensation

On April 26, 2007, the Company’s board of directors adopted a Non-Employee Director Compensation Package (the “Compensation Package”) to provide members of the board and its committees with regular compensation. The Compensation Package provides for cash compensation in the amount of $25,000 to each non-employee member of the board of directors, and annual payments ranging from $2,000 to $5,000 for participation on board committees. Employee directors do not receive any form of compensation for their board participation. Additionally, on an annual basis the board members are automatically granted 15,000 stock options. The Company intends to issue stock options to the board members in lieu of cash installments.

Commercial Agreements

On May 8, 2007, and June 11, 2007, the Company entered into separate commercial agreements with two unrelated customers granting such customers the exclusive right to sell the Company’s products in specified territories or for specified uses. Both customers are required to maintain certain minimum levels of purchases of the Company’s products in order to maintain the exclusive right to sell the Company’s products. Up-front payments amounting to $625,000 paid under these agreements have been recorded as deferred revenue. The short-term portion of the deferred revenue related to these agreements amounted to $97,500 which is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet at December 31, 2009. The up-front fees are being amortized on a straight-line basis over the terms of the underlying agreements. For the three months ended December 31, 2009 and 2008, the Company amortized $24,000 in each period, and for the nine months ended December 31, 2009 and 2008 the Company amortized $48,000 in each period, related to these agreements. These amounts are included in product revenue in the accompanying condensed consolidated statement of operations.

Amendment to Petaluma Building Lease

On May 1, 2009, the Company amended its lease for its facility in Petaluma which resulted in a reduction of the Company’s monthly lease payment. Pursuant to the amendment, the Company agreed to surrender 8,534 square feet of office space, extended the lease expiration on the remaining lease to December 31, 2011, provided the property owner with a $50,000 cash payment, and on August 28, 2009 issued the property owner 53,847 shares of the Company’s common stock (Note 6).

Agreements with Related Party

On January 26, 2009, the Company entered into a commercial agreement with Vetericyn, Inc., a California corporation wholly-owned by the Company’s former director, Robert Burlingame, to market and sells its Vetericyn products. Vetericyn, Inc. later changed its name to V&M Industries and then to Innovacyn, Inc. (“Innovacyn”), which remains wholly-owned by Mr. Burlingame. Additionally, Mr. Burlingame holds a significant position in the Company’s common stock. This agreement was amended on February 24, 2009 and on July 24, 2009. Pursuant to the agreement, the Company provides Innovacyn with bulk product and Innovacyn bottles, packages, and sells Vetericyn products. The Company receives a fixed amount for each bottle of Vetericyn sold by Innovacyn. On September 15, 2009, Innovacyn and the Company amended this agreement whereby the Company granted Innovacyn a non-exclusive right to market the Company’s Microcyn over-the-counter (“OTC”) liquid and gel products.  The Company manufactures the Microcyn OTC products and will continue to bear all inventory and collection risks related to most of these sales. Accordingly, the Company records this revenue on the gross basis and records expenses related to Innovacyn’s marketing efforts in selling, general and administrative expenses. In addition, once certain milestones are met by Innovacyn, the Company will share revenue generated by Innovacyn related to Vetericyn and Microcyn OTC sales. During the three and nine months ended December 31, 2009, the Company recorded revenue related to these agreements in the amounts of $165,000 and $256,000, respectively. The revenue is recorded in product revenues in the accompanying condensed consolidated statements of operations.

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

The derivative liabilities were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	December 31, 2009	April 1, 2009
Expected life	2.62 years	3.37 years
Risk-free interest rate	1.70%	1.15%
Dividend yield	0.00%	0.00%
Volatility	84%	84%
Warrants outstanding	809,810	953,752
Fair value of warrants	$455,000	$323,000

Effective April 1, 2009 the Company reclassified the fair value of these common stock purchase warrants from equity to liability as if these warrants were treated as a derivative liability since their date of issue. On April 1, 2009, the Company recorded a $323,000 derivative liability and a corresponding charge to its accumulated deficit to recognize the cumulative effects of having adopted this accounting policy. The fair value of the derivative liability increased to $455,000 at December 31, 2009 from $323,000 at April 1, 2009. Accordingly, the Company increased the derivative liability by $132,000 to reflect the change in fair value for the nine months ended December 31, 2009. This amount is included as a change in the fair value of derivative instruments in the accompanying condensed consolidated statement of operations for the nine months ended December 31, 2009. Additionally, during the three months ended December 31, 2009, the Company recorded gains of $625,000 related to its derivative liabilities. This amount represents a decrease in the fair value of its derivative liabilities from $1,080,000 at September 30, 2009 to $455,000 at December 31, 2009. This amount is included as income on derivative instruments in the accompanying condensed consolidated statement of operations for the three months ended December 31, 2009.

Note 6. Stockholders’ Equity

Common Stock Issued to Director

On April 1, 2009, the Company entered into a six month consulting agreement with a member of its Board of Directors, Mr. Bob Burlingame. Pursuant to the agreement, Mr. Burlingame will provide the Company with sales and marketing expertise and services. In consideration of his services, the Company agreed to issue Mr. Burlingame 435,897 unregistered shares of its common stock. The Company issued the shares on June 12, 2009. The shares were fully vested and non-forfeitable at the time of issuance. The fair value of the common stock was more readily determinable than the fair value of the services rendered. Following the guidance enumerated in ASC 505 “Equity-Based Payments to Non-Employees”, the Company is amortizing the fair value of the warrants over the nine month term of the consulting agreement which is consistent with its treatment of similar cash transactions. Accordingly, the Company will record $476,000 of stock compensation expense related to this agreement was recognized on a straight-line basis over the six month term of the agreement (April 1, 2009 to October 1, 2009). During the nine months ended December 31, 2009, the Company recorded $476,000 of compensation expense related to this agreement. The expense was recorded as selling, general and administrative expense in the accompanying condensed consolidated statements of operations.

Common Stock Issued to Service Providers

On April 24, 2009, the Company entered into an agreement with a contract sales organization (“CSO”) that will serve as the Company’s sales force for the sale of wound care products in the United States. Pursuant to the agreement, the Company agreed to pay the CSO a monthly fee and potential bonuses that will be based on achievement of certain levels of sales. The Company agreed to issue the CSO shares of common stock each month as compensation for its services. During the three and nine months ended December 31, 2009, the Company issued 9,653 and 39,753 shares of common stock, respectively, in connection with this agreement. The Company has determined the fair value of the common stock, which was calculated as shares were issued, was more readily determinable than the fair value of the services rendered. Accordingly, the Company recorded the fair market value of the stock as compensation expense. The expense will be recognized as the shares of stock are earned. During the three and nine months ended December 31, 2009, the Company recorded $21,000 and $61,000 of compensation expense, respectively. These expenses were recorded as selling, general and administrative expense in the accompanying condensed consolidated statements of operations.

On October 27, 2009, the Company entered into an agreement with a consultant that provides finance related services. Pursuant to the agreement, the Company agreed to pay the consultant a cash fee and 4,545 shares of common stock. During the three months ended December 31, 2009, the Company issued the shares of common stock.  The Company has determined the fair value of the common stock, was more readily determinable than the fair value of the services rendered. Accordingly, the Company recorded the fair market value of the stock as compensation expense. During the three months ended December 31, 2009, the Company recorded $10,000 of compensation expense related to this agreement. The expense was recorded as selling, general and administrative expense in the accompanying condensed consolidated statements of operations.

Common Stock Issued in Private Placement

On February 24, 2009, the Company entered into a Purchase Agreement with Robert Burlingame, a director of the Company, and an accredited investor. Pursuant to the terms of the Purchase Agreement, the investors agreed to make a $3,000,000 investment in the Company. The investors paid $1,000,000 (net proceeds of $948,000 after deducting offering expenses) for 854,701 shares of common stock on February 24, 2009 and paid $2,000,000 for 1,709,402 shares of common stock on June 1, 2009. In addition, the Company issued to the investors Series A Warrants to purchase a total of 1,500,000 shares of common stock pro rata to the number of shares of common stock issued on each closing date at an exercise price $1.87 per share. The Series A Warrants became exercisable after six months and have a five year term. The Company also issued to the investors Series B Warrants to purchase a total of 2,000,000 shares of common stock pro rata to the number of shares of common stock issued on each closing date at an exercise price of $1.13 per share. The Series B Warrants became exercisable after six months and have a three year term. In addition, for every two shares of common stock the investor purchases upon exercise of a Series B Warrant, the investor will receive an additional Series C Warrant to purchase one share of common stock. The Series C Warrant shall be exercisable after six months and will have an exercise price of $1.94 per share and have a five year term. The Company will only be obligated to issue Series C Warrants to purchase up to 1,000,000 shares of common stock.  During the nine months ended December 31, 2009, 780,000 Series B warrants were exercised resulting in proceeds of $881,000.  Accordingly, the Company issued 390,000 Series C warrants as a result of the warrant exercise.

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

Common Stock Issued to Settle Obligations

During the nine months ended December 31, 2009, the Company issued shares of common stock to various vendors to settle outstanding accounts payables. The Company entered into settlement agreements with these vendors and issued a total of 155,755 shares with a fair value equal to the outstanding payables or $346,000. Additionally, the Company issued the property owner of its Petaluma, CA facility 53,847 shares with a fair value of $70,000. These shares were issued as partial settlement in connection with the renegotiation of the lease.  The fair value of the shares will be amortized on a straight-line basis over the remaining term of the lease which expires on September 30, 2011.

Anti-dilution Adjustments

Pursuant to an anti-dilution provision contained in both the August 13, 2007 private placement investor and placement agent warrant agreements, for various transactions during the nine months ended December 31, 2009, the Company was required to adjust the exercise price and the number of warrants held by each warrant holder under these agreements. These adjustments were the result of the issuance of the 2,454,000 Units issued in connection with the registered direct offering closed on July 30, 2009, the issuance of 465,997 shares of common stock to certain consultants in consideration for their services, and 209,602 shares of common stock issued in connection with the settlement of certain obligations. The exercise price for the warrants was adjusted from $5.03 to $4.34 and an additional 151,750 warrants were issued.  During the three months ended December 31, 2009, the Company extended an offer to certain warrant holders by which the exercise price of the warrants would be reduced in return for immediate exercise of the warrants.  Certain warrant holders accepted the offer and the Company modified 295,692 of the outstanding warrants by lowering the exercise price to $1.70 per share.  At December 31, 2009, the total number of warrants outstanding subject to adjustment, was 809,810.

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

The effect of recording stock-based compensation expense in accordance with the applicable provisions of ASC 718 is as follows (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Cost of service revenue	$5	$4	$15	$11
Research and development	18	25	77	94
Selling, general and administrative	182	130	504	1,810
Total stock-based compensation	$205	$159	$596	$1,915

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options.

The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Expected life	5.7 years	5.9 years	5.9 years	6.0 years
Risk-free interest rate	2.69%	1.63%	2.12%	1.83%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Volatility	84%	83%	85%	82%

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

A summary of all option activity as of December 31, 2009 and changes during the nine months then ended is presented below:

Options	Shares (000)	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at April 1, 2009	3,964	$3.28
Granted	275	2.05
Exercised	(571)	0.37
Forfeited or expired	(436)	7.14
Outstanding at December 31, 2009	3,232	$3.18	7.59	$1,775
Exercisable at December 31, 2009	1,583	$4.60	6.20	$508

In addition to the above option activity, on April 26, 2007, an award of 60,000 stock units was issued to an officer of the Company. Each stock unit represents the right to receive a share of the Company’s common stock, in consideration of past services rendered and the payment by the officer of $3.00 per share, upon the settlement of the stock unit on a fixed date in the future. Half of the stock units, representing 30,000 shares, were forfeited on January 15, 2009 and the remaining 30,000 were forfeited on January 15, 2010.

The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the underlying fair value of the Company’s common stock (1.83) for stock options that were in-the-money as of December 31, 2009.

At December 31, 2009, there was unrecognized compensation costs of $1,582,000 related to stock options accounted for in accordance with the provisions of ASC 718. The cost is expected to be recognized over a weighted-average amortization period of 2.12 years.

The Company issues new shares of common stock upon exercise of stock options.

As provided under the Company’s 2006 Stock Incentive Plan (“2006 Plan”), the aggregate number of shares authorized for issuance as awards under the 2006 Plan automatically increased on April 1, 2009 by 920,141 shares (which number constitutes 5% of the outstanding shares on the last day of the year ended March 31, 2009). Additionally, by a vote of the shareholders of the Company the shares authorized for issuance under the plan was increased by 1,000,000. Remaining shares authorized for issuance from the 2006 Plan at December 31, 2009 was 1,917,000.

Note 8. Income Taxes

The Company has completed a study to assess whether a change in control has occurred or whether there have been multiple changes of control since the Company’s formation. The study concluded that no change in control occurred for purposes of Internal Revenue Code section 382. The Company, after considering all available evidence, fully reserved for these and its other deferred tax assets since it is more likely than not such benefits will not be realized in future periods. The Company has incurred losses for both financial reporting and income tax purposes for the three and nine months ended December 31, 2009. Accordingly, the Company is continuing to fully reserve for its deferred tax assets. The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the Company’s deferred income tax assets satisfy the realization standard of ASC 740 “Income Taxes” (“ASC 740”), the valuation allowance will be reduced accordingly.

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

The Company has identified its federal tax return and its state tax return in California as major tax jurisdictions. The Company is also subject to certain other foreign jurisdictions, principally Mexico and The Netherlands. The Company’s evaluation of ASC 740 tax matters was performed for tax years ended through March 31, 2009. Generally, the Company is subject to audit for the years ended March 31, 2009, 2008 and 2007 and maybe be subject to audit for amounts relating to net operating loss carryforwards generated in periods prior to March 31, 2006. The Company has elected to retain its existing accounting policy with respect to the treatment of interest and penalties attributable to income taxes in accordance with ASC 740, and continues to reflect interest and penalties attributable to income taxes, to the extent they arise, as a component of its income tax provision or benefit as well as its outstanding income tax assets and liabilities. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments, other than those identified above that would result in a material change to its financial position.

Note 9. Segment and Geographic Information

The Company is organized primarily on the basis of operating units which are segregated by geography, United States (“U.S.”), Europe and Rest of the World (“Europe/ROW”) and Mexico.

The following tables present information about reportable segments (in thousands):

Three months ended December 31, 2009	U.S.	Europe/ ROW	Mexico	Total
Product revenues	$307	$172	$878	$1,357
Service revenues	256	—	—	256
Total revenues	563	172	878	1,613
Depreciation and amortization expense	68	3	23	94
Profit (loss) from operations	(1,890)	(127)	12	(2,005)
Interest expense	(2)	—	—	(2)
Interest income	—	—	—	—

Three months ended December 31, 2008	U.S.	Europe/ ROW	Mexico	Total
Product revenues	$85	$114	$800	$999
Service revenues	222	—	—	222
Total revenues	307	114	800	1,221
Depreciation and amortization expense	95	54	25	174
Loss from operations	(2,948)	(155)	(37)	(3,140)
Interest expense	(113)	—	—	(113)
Interest income	17	—	—	17

Nine months ended December 31, 2009	U.S.	Europe/ ROW	Mexico	Total
Product revenues	$594	$757	$2,976	$4,327
Service revenues	805	—	—	805
Total revenues	1,399	757	2,976	5,132
Depreciation and amortization expense	227	38	67	332
Profit (loss) from operations	(6,838)	(149)	426	(6,561)
Interest expense	(9)	—	—	(9)
Interest income	1	—	—	1

Nine months ended December 31, 2008	U.S.	Europe/ ROW	Mexico	Total
Product revenues	$217	$532	$2,469	$3,218
Service revenues	695	—	—	695
Total revenues	912	532	2,469	3,913
Depreciation and amortization expense	301	176	140	617
Profit (loss) from operations	(14,464)	(488)	(107)	(15,059)
Interest expense	(424)	—	—	(424)
Interest income	149	—	—	149

Sales by geography reported in the Europe/ROW segment is as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
India	$39	$30	$118	$90
China	—	—	209	79
Europe and other	133	84	430	363
Total Europe/ROW	$172	$114	$757	$532

The following table shows property and equipment balances by segment (in thousands):

	December 31, 2009	March 31, 2009
U.S.	$988	$931
Europe/ROW	38	322
Mexico	192	179
	$1,218	$1,432

The following table shows total asset balances by segment (in thousands):

	December 31, 2009	March 31, 2009
U.S.	$6,780	$3,543
Europe/ROW	324	841
Mexico	1,472	1,063
	$8,576	$5,447

Note 10. Subsequent Events

On January 28, 2010, the Company’s Board of Directors approved the issuance of 17,500 shares of the common stock to a consultant and 21,000 shares of common stock to settle a $41,000 outstanding vendor obligation.  The consultant shares will be issued as they are earned.  The vendor shares were issued on February 9, 2010.

On February 10, 2010, the Company’s Compensation Committee approved an increase to its Chief Operating Officer’s annual salary to $300,000 and granted its Chief Operating Officer a $23,000 cash bonus.  Additionally, on February 10, 2010, the Company’s Chief Operating Officer was granted 125,000 stock options at an exercise price of $1.94, the options vest over three years and expire ten years from the grant date.

On February 10, 2010, the Company’s director Mr. Robert Burlingame resigned from the Board of Directors.  Mr. Burlingame will continue to be involved with the Company through both his ownership of Innovacyn, Inc. and as a significant shareholder.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as of December 31, 2009 and our audited consolidated financial statements for the year ended March 31, 2009 included in our report on Form 10-K, that was filed with the Securities and Exchange Commission on June 11, 2009.

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

Our Business

We currently develop, manufacture and market, a family of products for tissue care markets in wound care and dermatology. Some of these products are intended to prevent and treat infections in chronic and acute wounds while concurrently enhancing wound healing through modes of action unrelated to the treatment of infection. Infection is a serious potential complication in both chronic and acute wounds, and controlling infection is a critical step in wound healing. Other products are designed to address the dermatology market to reduce the underlying itch, rash and the amount of bacteria. Our platform technology, called Microcyn®, is a proprietary solution of electrically charged oxychlorine small molecules designed to significantly reduce the need for antibiotics as it reduces infections.  These include viruses, fungi, spores and antibiotic-resistant strains of bacteria, such as Methicillin-resistant Staphylococcus aureus, or MRSA, and Vancomycin-resistant Enterococcus, or VRE.

In the United States our device products have received five FDA clearances as a 510(k) medical device for the following summary indications: 1) Moistening and lubricating absorbent wound dressings for traumatic wounds requiring a prescription: 2) Moistening and debriding acute and chronic dermal lesions requiring a prescription: 3) Moistening absorbent wound dressings and cleaning minor cuts as an over the counter product: 4) Management of exuding wounds such as leg ulcers, pressure ulcers, diabetic ulcers and for the management of mechanically or surgically debridement of wounds in a gel form and required as a prescription: 5) Debridement of wounds, such as stage I-IV pressure ulcers, diabetic foot ulcers, post surgical wounds, first- and second-degree burns, grafted and donor sites, which can kill listed bacteria such as MRSA & VRE in-vitro and available as a prescription. We do not have the necessary regulatory clearance or approval to market Microcyn in the U.S. as a medical device for an antimicrobial or wound healing indication. In the future we expect to apply with the FDA for clearance as an antimicrobial in a liquid and a gel form and as conducive to wound healing via a 510(k) medical clearance. We do not have the necessary regulatory approvals to market Microcyn in the United States as a drug.

Outside the United States our product has a CE Mark device approval in Europe for debriding, irrigating and moistening acute and chronic wounds in comprehensive wound treatment by reducing microbial load and creating a moist environment. In Mexico we have a drug approval as an antiseptic for treatment of wounds and infected areas. In India our product has a drug license for cleaning and debriding in wound management, while in China we received a medical device approval by the State Food and Drug Administration or SFDA, for reducing the propagation of microbes in wounds and creating a moist environment for wound healing.

While in the U.S. we do not have the necessary regulatory clearance for an antimicrobial or wound healing indication, clinical and laboratory testing we conducted in connection with our submissions to the FDA, as well as physician clinical studies and scientific papers, suggest that our Microcyn-based product may help reduce a wide range of pathogens from acute and chronic wounds while curing or improving infection and concurrently enhancing wound healing through modes of action unrelated to the treatment of infection. These physician clinical studies suggest that our Microcyn-based products are safe, easy to use and complementary to many existing treatment methods in wound care. Physician clinical studies and usage in the United States suggest that our 510(k) product may shorten hospital stays, lower aggregate patient care costs and, in certain cases, reduce the need for systemic antibiotics. We are also pursuing the use of our Microcyn platform technology in other markets outside of wound care, including in the respiratory, ophthalmology, dental, animal healthcare and dermatology markets.

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

Our goal is to define and provide an improved standard of care in the treatment of open wounds, infections, skin afflictions, oral afflictions, respiratory infections, allergies, eye infections and animal wounds/infections. We currently have, and intend to seek additional, regulatory clearances and approvals to market our Microcyn-based products worldwide. In July 2004, we began selling Microcyn in Mexico after receiving approval from the Mexican Ministry of Health, or MOH, for the use of Microcyn as an antiseptic, disinfectant and sterilant. Since then, physicians in the United States, Europe, India, Pakistan, China and Mexico have conducted more than 30 physician clinical studies assessing Microcyn’s use in the treatment of infections in a variety of wound types, including hard-to-treat wounds such as diabetic ulcers and burns. Most of these studies were not intended to be rigorously designed or controlled clinical trials and, as such, did not have all of the controls required for clinical trials used to support a new drug application, or NDA, submission to the FDA. A number of these studies did not include blinding, randomization, predefined clinical end points, use of placebo and active control groups or U.S. good clinical practices requirements. We used the data generated from some of these studies to support our application for the CE Mark, or European Union certification, for wound cleaning and reduction of microbial load. We received the CE Mark in November 2004 and additional international approvals in China, Canada, Mexico and India. Microcyn has also received five FDA 510(k) clearances for use as a medical device in wound cleaning, or debridement, lubricating, moistening and dressing, including traumatic wounds and acute and chronic dermal lesions. Most recently, on May 27, 2009, we received a 510(k) clearance from the FDA to market our Microcyn Skin and Wound HydroGel as both a prescription and over-the-counter formulation. Additionally, on June 4, 2009, we received an expanded 510(k) label clearance from the FDA to market our Microcyn Skin and Wound Cleanser with preservatives as both a prescription and over-the-counter formulation. This prescription product is indicated for use by health care professionals to manage the debridement of wounds such as stage I-IV pressure ulcers, diabetic foot ulcers, post-surgical wounds, first- and second-degree burns, grafted and donor sites.   This clearance also allows us to promote the in-vitro eradication of dangerous pathogens, including MRSA and VRE, to a six-log reduction in just 30 seconds.

In the fourth quarter of 2007, we completed a Phase II randomized clinical trial according to guidelines of Infectious Disease Society of America, which was designed to evaluate the effectiveness of Microcyn in mildly infected diabetic foot ulcers with the primary endpoint of clinical cure or improvement in signs and symptoms of infection. We used 15 clinical sites and enrolled 48 evaluable patients in three arms, using Microcyn alone, Microcyn plus an oral antibiotic and saline plus an oral antibiotic. We announced the results of our Phase II trial in March 2008. In the clinically evaluable population of the study, the clinical success rate at visit four (test of cure) for patients treated with Microcyn alone was 93.3% compared to 56.3% for the Levofloxacin plus saline-treated patients. This study was not statistically powered, but the high clinical success rate (93.3%) and the p-value (0.033) would suggest the difference is meaningfully positive for the Microcyn-treated patients. Also, for this set of data, the 95.0% confidence interval for the Microcyn-only arm ranged from 80.7% to 100.0% while the 95.0% confidence interval for the Levofloxacin and saline arm ranged from 31.9% to 80.6%; the confidence intervals do not overlap, thus indicating a favorable clinical success for Microcyn compared to Levofloxacin. At visit three (end of treatment) the clinical success rate for patients treated with Microcyn alone was 77.8% compared to 61.1% for the Levofloxacin plus saline-treated patients.

We conducted a review meeting with the FDA in August 2008 to discuss the results of our Phase II trial and our future clinical program. Following a review of the Phase II data on Microcyn Technology for the treatment of mildly infected diabetic foot ulcers, the FDA agreed:

•	We could move forward into the pivotal phase of our U.S. clinical program for Microcyn Technology;

•	There were no safety issues relative to moving into this next clinical phase immediately, and carcinogenicity studies would not be required for product approval; and

•	Clinical requirements for efficacy and safety for a new drug application, or NDA, would be appropriately accounted for within the agreed upon pivotal trial designs.

Two pivotal clinical trials must be completed for submission to the FDA of an NDA, for the treatment of mildly infected diabetic foot ulcers. Commencement of these trials will be dependent upon the support of a strategic partner. In the event that we successfully complete clinical trials and obtain drug approval from the FDA, we may seek clearance for treatment of other types of wounds. We are currently pursuing strategic partnerships to assess potential applications for Microcyn in several other markets and therapeutic categories, including respiratory, ophthalmology, dermatology, dental and veterinary markets. Obtaining FDA approval or other governmental approvals will be required for any potential new products or new indications.

We currently make Microcyn available, both as a prescription and over-the-counter product, under our five 510(k) clearances in the United States, through Advocos, a specialty U.S. contract sales organization as well as our own nationwide independent “professional entrepreneur” sales teams that are currently being recruited. In the second calendar quarter of 2009, we expanded our sales effort, initially focused on podiatrists, to include wound care centers, hospitals, nursing homes, urgent care clinics and home healthcare.

On January 26, 2009, we announced a strategic revenue-sharing partnership with V&M Industries, Inc. At the time we entered into the partnership with V&M Industries it was owned by one of our directors. Pursuant to this agreement, we granted V&M Industries, Inc., now known as Innovacyn, Inc., exclusive rights to market the Microcyn Technology in the North American animal healthcare market. As part of this agreement, we will not incur marketing or sales expenses, but will share in all revenues.  On September 15, 2009, the agreement with Innovacyn, Inc. was modified to include a non-exclusive right to sell the Microcyn OTC into the consumer human healthcare market on terms similar to those in the original agreement.

Our partner, Union Springs Pharmaceuticals, a subsidiary of the Drug Enhancement Company of America, or DECA, has marketed MyClyns as an over-the-counter “first responder” pen application with Microcyn as its key ingredient.  Since January 2008, Union Springs Pharmaceuticals has marketed MyClyns in the United States into such professional markets as police, fire, military and EMTs.  Recently, they launched a germ-protection spray for consumers into the retail market with national distribution through drug and grocery stores supported by a national advertising campaign.  Recently, they launched a germ-protection spray for consumers into the retail market with national distribution through drug and grocery stores supported by a national advertising campaign.

We have commercialized a Microcyn hydrogel which received a 510(k) approval in the U.S. We intend to pursue additional approvals in Europe, China, India and Mexico and we will initiate commercialization upon obtaining these approvals.

We currently rely on exclusive agreements with country-specific distributors for the sale of Microcyn-based products in Europe, which sell our product into Germany, Italy, Netherlands, Slovakia and Sweden.  In Mexico, we sell Microcyn through a network of distributors and through a contract sales force dedicated exclusively to selling Microcyn, including salespeople, nurses and clinical support staff. In India, we sell through Alkem, the fifth largest pharmaceutical company in India. The first full year of Microcyn product distribution in India was in 2008. In China, we signed a distribution agreement with China Bao Tai, which secured marketing approval from the SFDA in March 2008. China Bao Tai is distributing Microcyn-based products to hospitals, doctors and clinics. China Bao Tai and its distribution partners are in the process of providing product broadly to many hospitals and doctors throughout many provinces in China for completion of trials in anticipation of a product launch after pricing registration have been obtained in 2010.

We also operate a microbiology contract testing laboratory division that provides consulting and laboratory services to medical companies that design and manufacture biomedical devices and drugs, as well as testing on our products and potential products. Our testing laboratory complies with U.S. good manufacturing practices and quality systems regulation.

Comparison of Three Months Ended December 31, 2009 and 2008

Revenues

Total revenues were $1,613,000 during the quarter ended December 31, 2009 compared to $1,221,000 in the prior year period. Product revenues increased $358,000 due to higher sales in the U.S., Europe, Mexico, India and Singapore. Product growth worldwide was 36% with the largest increases in the U.S. and Europe/ROW.  Revenue in Mexico increased 10% over the prior year period.  Sales of our 240-milliliter presentation, which is primarily sold to pharmacies in Mexico, increased 15% over the prior year to a monthly average of 33,000 units with a combination of both unit growth and higher selling prices.  Sales to hospitals decreased 4% as a result of lower unit sales which was partially offset by higher average selling prices.  The peso to U.S. dollar exchange rate had a negligible impact on the sales results when compared to the prior year period. Europe/ROW revenue increased $58,000, up 51% over the prior year period, due to higher sales in Europe, India and Singapore. The normal quarterly shipment to China of $150,000 will be shipped and recognized in the next quarter. Product revenue in the U.S. increased $222,000 with strong increases in human and animal wound care, mostly related to television advertising and sales initiatives sponsored by Innovacyn

The following table shows our product revenues by geographic region:

	Three Months Ended December 31,
	2009	2008	Increase	Increase
U.S.	$307,000	$85,000	$222,000	261%
Europe/ROW	172,000	114,000	58,000	51%
Mexico	878,000	800,000	78,000	10%
Total	$1,357,000	$999,000	$358,000	36%

Service revenue increased $34,000 when compared to the prior year period due to an increase in the number of tests provided by our services business.

Gross Profit

We reported gross profit from our Microcyn products business of $621,000, or 46% of product revenues, during the three months ended December 31, 2009, compared to a gross profit of $686,000, or 69%, in the prior year period. The decrease in gross margin was primarily due to increased shipping costs to Europe and higher manufacturing costs in U.S. as we were manufacturing in two U.S. locations during the current quarter.  We also incurred losses due to the write off of excess and obsolete inventory of $74,000.  Mexico’s margins were 80% during the quarter ended December 31, 2009, compared to 77% in the prior year period.

Research and Development Expense

Research and development expense declined $561,000, or 60%, to $372,000 for the three months ended December 31, 2009, compared to $933,000 in the prior year period. Most of the decrease was attributable to the reduction in clinical personnel and related expenses. As a result of shifting our strategy to find a strategic partner to conduct a Phase III trial, we significantly reduced the number of people in research and development and clinical activities.

We expect that our research and development expense will remain fairly flat over the next few quarters.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased $596,000, or 20%, to $2,324,000 during the three months ended December 31, 2009, from $2,920,000 during the three months ended December 31, 2008. Primarily, this decrease was due to an overall reduction in headcount and related expenses, and lower legal and accounting fees. These decreases were partially offset by higher sales and marketing expenses associated with our wound care product launch in U.S. and Mexico.

We expect selling, general and administrative expenses to grow slightly in future periods as we spend more money on expanding sales in the U.S. market.

Interest income and expense and other income and expense, net

Interest expense decreased $111,000 to $2,000 for the three months ended December 31, 2009, from $113,000 in the prior year period, primarily due to decreased interest payments on debt over the prior period. Total outstanding debt decreased to $185,000 at December 31, 2009, from $335,000 at March 31, 2009. Interest income decreased $17,000 from the prior year period, primarily due to a decline in interest paid on our interest bearing cash balances.

Other income and expense, net increased $120,000 to net other income of $36,000 for the three months ended December 31, 2009, from net other expense of $84,000 for the same period last year.  The change in other income and expense, net was primarily related to unrealized foreign exchange gains and losses on intercompany transactions.

Derivative liability

During the three months ended December 31, 2009 we incurred a reduction in our derivative liabilities of $625,000 and as a result we recorded this amount as a gain. For the three months ended December 31, 2008 we did not record a loss or gain as it was not required.

Net Loss

Net loss for the three months ended December 31, 2009 was $1,346,000, down $1,974,000 from $3,320,000 for the same period in the prior year. Stock compensation expense for the quarter ended December 31, 2009 and 2008 was $236,000 and $200,000, respectively.

Comparison of Nine Months Ended December 31, 2009 and 2008

Revenues

Total revenues were $5,132,000 during the nine months ended December 31, 2009, up 31%, compared to $3,913,000 in the prior year period. Product revenue increased $1,109,000, or 34%, compared to the same period last year primarily due to higher sales in the U.S., Europe, and Mexico.  Adjusted for the 18% drop in the value of the peso during the nine months ended December 31, 2009, product growth in Mexico would have been 41% and product growth worldwide would have been 51%.  Increased revenue related to the sale of our 240-milliliter presentation in Mexico, sold primarily to pharmacies, was the result of increased demand from the swine flu epidemic in Mexico and normal sales growth.  Unit sales of our 240-milliliter presentation in Mexico for the nine months ended December 31, 2009, increased 37% to a monthly average of 42,000 units, up from 30,000 in the same period last year; unit sales of our 5-liter presentation increased 31%, partially offset by lower selling prices.  Europe/ROW revenue increased $225,000, up 42%, over the prior year with higher sales from China, India, Netherlands, Slovakia and Singapore.  Product revenue in the U.S. increased $377,000 with strong increases in human and animal wound care, primarily related to television advertising and other sales initiatives sponsored by Innovacyn.

The following table shows our product revenues by geographic region (in thousands):

	Nine Months Ended December 31,
	2009	2008	Increase	Increase
U.S.	$594,000	$217,000	$377,000	174%
Europe/ROW	757,000	532,000	225,000	42%
Mexico	2,976,000	2,469,000	507,000	21%
Total	$4,327,000	$3,218,000	$1,109,000	34%

Service revenue was higher by $110,000 when compared to the same period last year due to an increase in the number of tests provided by our services business.

Gross Profit

We reported gross profit from our Microcyn products business of $2,463,000, or 57% of product revenues, during the nine months ended December 31, 2009, compared to a gross profit of $2,021,000, or 63%, in the prior year period. Mexico’s margins improved to 80% during the nine months ended December 31, 2009, compared to 74% in the prior year period with a higher unit volume in the first quarter of the current period due to increased sales related to the H1N1 epidemic. During the nine months ended December 31, 2009, gross margins in Europe and U.S. are relatively low as we have been transferring our manufacturing from Europe to the U.S., sustaining costs in multiple locations, and incurring severance and higher shipping costs in the European cost of goods sold.

Research and Development Expense

Research and development expense declined $3,945,000, or 70%, to $1,676,000 for the nine months ended December 31, 2009, compared to $5,621,000 in the prior year period. Most of the decrease was attributed to the elimination of the larger clinical team and related expenses during the nine months ended December 31, 2008, which supported the completion of the Phase II clinical trial. As a result of shifting our strategy to finding a strategic partner to conduct a Phase III trial, we significantly reduced the number of people in research and development and clinical activities.

We expect that our research and development expense will remain fairly flat over the next few quarters.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased $4,016,000, or 35%, to $7,494,000 during the nine months ended December 31, 2009, from $11,510,000 during the nine months ended December 31, 2008. Primarily, this decrease was due to a $968,000 reduction in stock compensation charges, lower legal and accounting fees and an overall reduction in headcount and related expenses. These decreases were partially offset by higher sales and marketing expenses associated with our wound care product launch in the U.S. and Mexico.

We expect selling, general and administrative expenses to grow slightly in future periods as we spend more money on expanding sales in the U.S. market.

Interest income and expense and other income and expense, net

Interest expense decreased $415,000 to $9,000 for the nine months ended December 31, 2009, from $424,000 in the prior year period, due to the decreased interest payments on debt over the prior year period and $304,000 related to the amortization of debt issue costs in the prior year period. Total outstanding debt decreased to $185,000 at December 31, 2009, from $335,000 at March 31, 2009. Interest income decreased $148,000 from the prior year period, primarily due to a decline in our interest bearing cash balances.

Other income and expense, net increased $18,000 to net other expense of $79,000 for the nine months ended December 31, 2009, from net other expense of $97,000 for the same period last year.  The change in other income and expense, net was primarily related to unrealized foreign exchange gains and losses on intercompany transactions.

Derivative liability

During the nine months ended December 31, 2009 we incurred an increase in our derivative liabilities of $132,000 and as a result we recorded this amount as expense for the period.  For the nine months ended December 31, 2008 we did not record a loss or gain as it was not required.

Net Loss

Net loss for the nine months ended December 31, 2009 was $6,780,000, down $8,651,000 from $15,431,000 for the same period in the prior year. Stock compensation expense for the nine months ended December 31, 2009 and 2008 were $1,143,000 and $2,111,000, respectively.   Also, the loss related to our derivative liabilities of $132,000 was a non-cash charge.

Liquidity and Capital Resources

At December 31, 2009, our accumulated deficit amounted to $115,585,000. We had working capital of $5,165,000 as of December 31, 2009. We currently anticipate that our cash and cash equivalents, the proceeds we received from the July 30, 2009 registered direct offering, proceeds we received from the exercise of common stock purchase warrants and option exercises and revenues we expect to generate will be sufficient to meet our anticipated cash requirements to continue sales and marketing and some research and development through December 31, 2010. However, in order to execute our Microcyn product development strategy and to penetrate new and existing markets, we may need to raise additional funds, through public or private equity offerings, debt financings, corporate collaborations or other means. We have implemented cost cutting initiatives while continuing to increase revenue in an effort to reach cash breakeven.

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

Sources of Liquidity

As of December 31, 2009, we had unrestricted cash and cash equivalents of $5,158,000. Since our inception, substantially all of our operations have been financed through sales of equity securities. Other sources of financing that we have used to date include our revenues, as well as various loans.

Since our inception, substantially all of our operations have been financed through the sale of $112,048,000 (net proceeds) of our common and convertible preferred stock. This includes:

•	net proceeds $21,936,000 raised in our initial public offering on January 30, 2007;
•	net proceeds of $9,124,000 raised in a private placement of common shares on August 13, 2007;
•	net proceeds of $12,613,000 raised through a registered direct placement from March 31, 2008 to April 1, 2008;
•	net proceeds of $1,514,000 raised through a private placement on February 6, 2009;
•	net proceeds of $948,000 from a private placement on February 24, 2009;
•	net proceeds of $2,000,000 from a private placement on June 1, 2009;
•	net proceeds of $5,411,000 from a registered direct offering on July 30, 2009; and
•	$1,576,000 received from the exercise of common stock purchase warrants and options during the nine months ended December 31, 2009.

In June 2006, we entered into a loan and security agreement with a financial institution to borrow a maximum of $5,000,000. Under this facility we borrowed $4,182,000. The loan was repaid in full at March 31, 2009.  We no longer have the ability to borrow against this facility.

Cash Flows

As of December 31, 2009, we had cash and cash equivalents of $5,158,000, compared to $1,921,000 at March 31, 2009.

Net cash used in operating activities during the nine months ended December 31, 2009 was $5,101,000 primarily due to the $6,780,000 net loss for the period. The use of cash was offset in part by non-cash charges during the year ended December 31, 2009, including $132,000 loss on the fair value of warrants, $1,143,000 of stock-based compensation, and $332,000 of depreciation and amortization.

Net cash used in operating activities during the nine months ended December 31, 2008 was $14,592,000 primarily due to the $15,431,000 net loss for the period, and to a $1,285,000 decrease in accounts payable, primarily the result of payments made for the placement fee of our registered direct fundraising in March 2008 that were outstanding at March 31, 2008. The use of cash was offset in part by non-cash charges during the nine months ended December 31, 2008, including $2,111,000 of stock-based compensation, $617,000 of depreciation and amortization and $304,000 of non-cash interest expense, $219,000 of loss on the disposal of capital equipment.

Net cash used in investing activities was $121,000 and $325,000 for the nine months ended December 31, 2009 and 2008, respectively, primarily for the purchase of equipment.

Net cash provided by financing activities was $8,426,000 for the nine months ended December 31, 2009. We received net proceeds from the sale of common stock during this period of $7,155,000.  Additionally, we received proceeds of $1,576,000 related to the exercise of common stock purchase warrants and stock options.  Net cash used in financing activities was $1,411,000 for the nine months ended December 31, 2008. This involved debt payments totaling $1,430,000 and $36,000 of net funds received in connection with the issuance of common stock.

Operating Capital and Capital Expenditure Requirements

We incurred a net loss of $6,780,000 for the nine months ended December 31, 2009. At December 31, 2009 our accumulated deficit amounted to $115,585,000. At December 31, 2009, our working capital amounted to $5,165,000.

We currently anticipate that our cash and cash equivalents, the proceeds we received from the July 30, 2009 registered direct offering, proceeds we received from the exercise of common stock purchase warrants and option exercises and revenues we expect to generate will be sufficient to meet our anticipated cash requirements to continue sales and marketing and some research and development through December 31, 2010. However, in order to execute our Microcyn product development strategy and to penetrate new and existing markets, we may need to raise additional funds, through public or private equity offerings, debt financings, corporate collaborations or other means. We have implemented cost cutting initiatives while continuing to increase revenue in an effort to reach cash breakeven.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

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

(b) Changes in Internal Controls. There was no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The risk factor previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, has been updated as follows:

We have a history of losses, we expect to continue to incur losses and we may never achieve profitability.

We incurred a net loss of $1,346,000 and $6,780,000 for the three and nine months ended December 31, 2009, respectively. At December 31, 2009, our accumulated deficit amounted to $115,585,000. During the three months ended December 31, 2009, net cash used in operating activities amounted to $5,101,000. At December 31, 2009, our working capital amounted to $5,165,000. We may need to raise additional capital from external sources. We expect to continue incurring losses for the foreseeable future and may need to raise additional capital to pursue product development initiatives and penetrate markets for the sale of our products. We believe that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means, however, we may not be able to raise additional capital on acceptable terms or at all. If the economic climate in the U.S. does not improve or continues to deteriorate, our ability to raise additional capital could be negatively impacted. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve cash.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 15, 2009, we issued 9,653 shares of common stock to Advocos as compensation for product sales services performed in connection with an agreement between us and Advocos.

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

Item 3. Default Upon Senior Securities

We did not default upon any senior securities during the quarter ended December 31, 2009.

Item 4. Submission of Matters to a Vote of the Security Holders

None.

Item 5. Other Information

On February 10, 2010, the Company’s Compensation Committee approved an increase to its Chief Operating Officer’s annual salary to $300,000 and granted its Chief Operating Officer a $23,000 cash bonus.  Additionally, on February 10, 2010, the Company’s Chief Operating Officer was granted 125,000 stock options at an exercise price of $1.94, the options vest over three years and expire ten years from the grant date.

On February 10, 2010, the Company’s director Mr. Robert Burlingame resigned from the Board of Directors.  Mr. Burlingame will continue to be involved with the Company through both his ownership of Innovacyn, Inc. and as a significant shareholder.

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

4.13	Form of Warrant to Purchase Common Stock of Registrant (incorporated by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 13, 2007).

4.14	Form of Warrant to Purchase Common Stock of Registrant (incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 28, 2008).

4.15	Form of Common Stock Purchase Warrant for July 2009 offering (included as exhibit 4.15 to the Form S-1 filed July 9, 2009 and incorporated herein by reference).

4.16	Warrant issued to Dayl Crow, dated March 4, 2009 (included as exhibit 4.16 to the Form 10-K filed June 11, 2009 and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Resignation Letter of Director Robert Burlingame, dated February 10, 2010.

*	Filed herewith.

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

Oculus Innovative Sciences, Inc.

Date: February 8, 2010	By:	/s/ Hojabr Alimi
Hojabr Alimi
	Its:	Chairman of the Board of Directors and Chief
Executive Officer (Principal Executive Officer)

Date: February 8, 2010	By:	/s/ Robert Miller
Robert Miller
	Its:	Chief Financial Officer
(Principal Financial Officer)