Form 10-K
period 2010-03-31
Oculus Innovative Sciences, Inc.
filed 2010-06-08
CIK 1367083

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from _________________ to _________________

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of September 30, 2009, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was approximately $28.0 million, based on the closing price of the common stock as reported on the NASDAQ Global Market for that date.

There were 26,241,863 shares of the registrant’s common stock issued and outstanding on June 7, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Item 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2010 Annual Meeting of Stockholders.

TABLE OF CONTENTS

PART I

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “expects,” “anticipates,” “suggests,” “believes,” “intends,” “estimates,” “plans,” “projects,” “continue,” “ongoing,” “potential,” “expect,” “predict,” “believe,” “intend,” “may,” “will,” “should,” “could,” “would” and similar expressions are intended to identify forward-looking statements.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward looking statements due to numerous factors, including, but not limited to, our ability to become profitable; the effect of the general decline in the economy on our business; the progress and timing of our development programs and regulatory approvals for our products; the benefits and effectiveness of our products; the ability of our products to meet existing or future regulatory standards; the progress and timing of clinical trials and physician studies; our expectations related to the use of our cash reserves; our expectations and capabilities relating to the sales and marketing of our current products and our product candidates; our ability to gain sufficient reimbursement from third-party payors; our ability to compete with other companies that are developing or selling products that are competitive with our products; the establishment of strategic partnerships for the development or sale of products; the risk our research and development efforts do not lead to new products; the timing of commercializing our products; our relationship with Quimica Pasteur; our ability to penetrate markets through our sales force, distribution network, and strategic business partners to gain a foothold in the market and generate attractive margins; the expansion of our sales force and distribution network; the ability to attain specified revenue goals within a specified time frame, if at all, or to reduce costs; the outcome of discussions with the Federal Drug Administration, or FDA,  and other regulatory agencies; the content and timing of submissions to, and decisions made by, the FDA and other regulatory agencies, including demonstrating to the satisfaction of the FDA the safety and efficacy of our products; our ability to manufacture sufficient amounts of our product candidates for clinical trials and products for commercialization activities; our ability to protect our intellectual property and operate our business without infringing on the intellectual property of others; our ability to continue to expand our intellectual property portfolio; our expectations about the outcome of litigation and controversies with third parties; the risk we may need to indemnify our distributors or other third parties; our ability to attract and retain qualified directors, officers and employees; our expectations relating to the concentration of our revenue from international sales; our ability to expand to and commercialize products in markets outside the wound care market; and the impact of the Sarbanes-Oxley Act of 2002 and any future changes in accounting regulations or practices in general with respect to public companies.

These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based except as required by law.

ITEM 1.  Business

Corporate Information

We incorporated under the laws of the State of California in April 1999 as Micromed Laboratories, Inc. In August 2001, we changed our name to Oculus Innovative Sciences, Inc. In December 2006, we reincorporated under the laws of the State of Delaware. Our principal executive offices are located at 1129 N. McDowell Blvd., Petaluma, California, 94954, and our telephone number is (707) 782-0792. We have two principal subsidiaries: Oculus Technologies of Mexico, S.A. de C.V., organized in Mexico, and Oculus Innovative Sciences Netherlands, B.V., organized in the Netherlands. On January 20, 2009, we dissolved our subsidiary, Oculus Innovative Sciences Japan, KK., which was organized under Japanese law. Our fiscal year end is March 31. Our website is www.oculusis.com. We do not intend for information on our website to be incorporated into this 10-K.

Our Business

We develop, manufacture and market a family of tissue care products that cure infections and, through a separate mechanism of action, enhance healing while reducing the need for antibiotics.  Infection is a serious potential complication in both chronic and acute wounds, and controlling infection is a critical step in wound healing. Our platform technology, called Microcyn®, is a proprietary solution of electrically charged oxychlorine small molecules designed to treat a wide range of organisms that cause disease (pathogens). These include viruses, fungi, spores and antibiotic-resistant strains of bacteria, such as methicillin-resistant Staphylococcus aureus, or MRSA, and vancomycin-resistant Enterococcus, or VRE, in wounds, as well as Clostridium difficile (C. diff), a highly contagious bacteria spread by human contact.

We do not have the necessary regulatory approvals to market Microcyn in the United States as a drug. In the United States our device product does, however, have six clearances as a 510(k) medical device for the following summary indications:

1)	moistening and lubricating absorbent wound dressings for traumatic wounds requiring a prescription;

2)	moistening and debriding acute and chronic dermal lesions requiring a prescription;

3)	moistening absorbent wound dressings and cleaning minor cuts as an over-the-counter product;

4)
management of exuding wounds such as leg ulcers, pressure ulcers, diabetic ulcers and for the management of mechanically or surgically debridement of wounds in a gel form and required as a prescription;

5)
debridement of wounds, such as stage I-IV pressure ulcers, diabetic foot ulcers, post surgical wounds, first and second degree burns, grafted and donor sites as a preservative, which can kill listed bacteria such as MRSA & VRE and required as a prescription; and

6)
as a hydrogel, for management of wounds including itch and pain relief associated with dermal irritation, sores, injuries and ulcers of dermal tissue as a prescription.  As an over-the-counter product, the hydrogel is intended to relieve itch and pain from minor skin irritations, lacerations, abrasions and minor burns. It is also indicated for management of irritation and pain from minor sunburn.

We do not have the necessary regulatory clearance or approval to market Microcyn in the U.S. as a medical device for an antimicrobial or wound healing indication. In the future we expect to apply with the FDA for clearance as an antimicrobial in a liquid and a hydrogel form and as conducive to wound healing via a 510(k) medical device clearance.

Outside the United States our product has a CE Mark device approval in Europe for debriding, irrigating and moistening acute and chronic wounds in comprehensive wound treatment by reducing microbial load and creating a moist environment. In Mexico, we are approved as a drug for antiseptic treatment of wounds and infected areas. In India, our technology has a drug license for cleaning and debriding in wound management while in China there is a medical device approval by the State Food and Drug Administration for reducing the propagation of microbes in wounds and creating a moist environment for wound healing.

While in the U.S. we do not have the necessary regulatory clearance for an antimicrobial or wound healing indication, clinical and laboratory testing we conducted in connection with our submissions to the FDA, as well as physician clinical studies and scientific papers, suggest that our Microcyn Technology may help reduce a wide range of pathogens from acute and chronic wounds while curing or improving infection and concurrently enhancing wound healing through modes of action unrelated to the treatment of infection. These physician clinical studies suggest that our Microcyn is safe, easy to use and complementary to many existing treatment methods in wound care. Physician clinical studies and usage in the United States suggest that our 510(k) cleared products may shorten hospital stays, lower aggregate patient care costs and, in certain cases, reduce the need for systemic antibiotics. We are also pursuing the use of our Microcyn platform technology in other markets outside of wound and skin care, including the respiratory, ophthalmology, dental, dermatology, animal healthcare and industrial markets.

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

We believe the Microcyn Technology is the only known stable, anti-infective therapeutic available in the world today that simultaneously cures or improves infection while also promoting wound healing through increased blood flow to the wound bed and reduction of inflammation. Also, we believe Microcyn provides significant advantages over current methods of care in the treatment of a wide range of chronic and acute wounds throughout all stages of treatment. These stages include cleaning, debridement, prevention and treatment of infections and wound healing. We believe that unlike antibiotics, antiseptics, growth regulators and other advanced wound care products, Microcyn is the only stable wound care solution that is safe as saline, and also cures infection while simultaneously accelerating wound healing. Also, unlike most antibiotics, we believe Microcyn does not target specific strains of bacteria, a practice which has been shown to promote the development of resistant bacteria. In addition, our products are shelf stable, non-toxic, require no special preparation and are easy to use.

Our goal is to become a worldwide leader as the standard of care in the treatment and irrigation of open wounds and skin care. We currently have, and intend to seek additional, regulatory clearances and approvals to market our Microcyn-based products worldwide. In July 2004, we began selling Microcyn60™ in Mexico after receiving approval from the Mexican Ministry of Health, for the use as an antiseptic, disinfectant and sterilant. Since then, physicians in the United States, Europe, India, Pakistan, China and Mexico have conducted more than 28 physician clinical studies assessing Microcyn Technology’s use in the treatment of infections in a variety of wound types, including hard-to-treat wounds such as diabetic ulcers and burns. Most of these studies were not intended to be rigorously designed or controlled clinical trials and, as such, did not have all of the controls required for clinical trials used to support a new drug application submission to the FDA. A number of these studies did not include blinding, randomization, predefined clinical end points, use of placebo and active control groups or U.S. good clinical practices requirements. We used the data generated from some of these studies to support our application for the CE Mark, or European Union certification, for wound cleaning and reduction of microbial load. We received the CE Mark in November 2004 and additional international approvals in China, Canada, Mexico and India. The Microcyn has also received six FDA 510(k) approvals for use as a medical device in wound cleaning, or debridement, lubricating, moistening and dressing, including traumatic wounds and acute and chronic dermal lesions. On May 27, 2009, we received a 510(k) approval from the FDA to market our Microcyn Skin and Wound HydroGel™ as both a prescription and over-the-counter formulation.  Additionally, on June 4, 2009, we received an expanded 510(k) label clearance from the FDA to market our Microcyn Skin and Wound Care with preservatives as both a prescription and over-the-counter formulation. The new prescription product is indicated for use by health care professionals to manage the debridement of wounds such as stage I-IV pressure ulcers, diabetic foot ulcers, post-surgical wounds, first- and second-degree burns, grafted and donor sites.  Most recently, on March 8, 2010, we received a 510(k) clearance from the FDA to market our Microcyn Skin and Wound HydroGel for management of dermal irritation, sores, injuries and ulcers of dermal tissue including itch and pain relief as a prescription and as an over-the-counter product intended to relieve itch and pain from minor skin irritations, lacerations, abrasions and minor burns.

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

We conducted a review meeting with the FDA in August 2008 to discuss the results of our Phase II trial and our future clinical program. Following a review of the Phase II data on Microcyn Technology for the treatment of mildly infected diabetic foot ulcers, the FDA agreed:

•	We may move forward into the pivotal phase of our U.S. clinical program for Microcyn Technology.

•	There were no safety issues relative to moving into this next clinical phase immediately, and carcinogenicity studies will not be required for product approval; and

•	Clinical requirements for efficacy and safety for a new drug application will be appropriately accounted for within the agreed upon pivotal trial designs.

Two pivotal clinical trials must be completed for submission of a new drug application to the FDA for the treatment of mildly infected diabetic foot ulcers. Commencement of these trials will be dependent upon the support of a strategic partner. In the event that we successfully complete clinical trials and obtain drug approval from the FDA, we may seek clearance for treatment of other types of wounds. We are currently pursuing strategic partnerships to assess potential applications for Microcyn in several other markets and therapeutic categories, including respiratory, ophthalmology, dermatology, dental and veterinary markets. FDA or other governmental approvals will be required for any potential new products or new indications.

The FDA requirements for device and drug approvals are discussed in greater detail under Government Regulation.

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

•
the increase in antibiotic-resistant bacterial strains, such as MRSA, VRE, and C. diff have compromised the effectiveness of some widely used topical and systemic antibiotics, including Neosporin and Bacitracin;

•
oral and systemic antibiotics often are not effective in treating topical infections especially if the patient does not have adequate blood flow to the wound and they can also cause serious side effects; and

•	growth regulators, skin substitutes and vacuum-assisted closure accelerate wound healing but do not cure infection.

Our Solution

We believe the Microcyn has potential advantages over current methods of care in the treatment of chronic and acute wounds, including the following:

•	Cures Infection. Our Phase II results and several physician-based studies suggest that Microcyn may be effective in curing and improving the signs and symptoms of infections.

•
Accelerates Wound Healing.  Based on numerous physician-based studies and usage feedback from doctors, we believe that Microcyn may accelerate the wound healing process independently of the benefits of curing the infection.

•
Wound Care Solution.   Our FDA 510(k) approved products are cleared as a medical device for sale in the United States in wound cleaning, or debridement, lubricating, moistening and dressing. Laboratory testing and physician clinical studies further suggest that our 510(k) Microcyn products are effective against a wide range of bacteria that causes infection in a variety of acute and chronic wounds. In addition, because of its mechanism of action, we believe Microcyn does not target specific strains of bacteria, the practice of which has been shown to promote the development of resistant bacteria. In physician clinical studies, our 510(k) Microcyn  has been used in conjunction with other wound care therapeutic products. Data from these studies suggest that patients generally experienced less pain, improved mobility and physical activity levels and better quality of life.

•
Non-irritating.   Our 510(k) product labels states that our 510(k) product, which is based on our Microcyn , is non-irritating and non-sensitizing to the skin and eyes. Throughout all our clinical trials and physician clinical studies to date and since our first commercial sale of Microcyn60 in Mexico in 2004, we have received no reports of serious adverse events related to the use of Microcyn products when used according to label instructions.

•
Ease of Use.   Our 510(k) product labels states that our 510(k) products require no special handling precautions. Our products require no preparation before use or at time of disposal, and caregivers can use our products without significant training. In addition, Microcyn can be stored at room temperature. Unlike other oxychlorine solutions, which are typically stable for not more than 48 hours, our laboratory tests show that Microcyn has a shelf life ranging from one to two years depending on the size and type of packaging. Our products are also designed to be complementary to most advanced technologies to treat serious wounds, such as negative-pressure wound therapy, jet lavage and tissue-engineered skin substitutes.

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

Microcyn Platform Technology

Mechanism of Action

We believe Microcyn ability to reduce the use of antibiotics through prevention and treatment of infections while promoting wound healing is based on its uniquely engineered chemistry. As a result of our patented manufacturing process, Microcyn is a proprietary solution of oxychlorine compounds that, among other things, interact with and inactivate surface proteins on cell walls and membranes of microorganisms. The function of these proteins are varied and play significant roles in cell communication, nutrient and waste transport and other required functions for cell viability. Once Microcyn surrounds single cell microorganisms, it damages these proteins, causing the cell membrane to rupture, leading to cell death, which we believe is caused by increased membrane permeability and induced osmotic pressure imbalance. We continue to study the exact mechanisms by which protein and structural components of the bacterial cell walls and membranes, and the protein shell that surrounds a virus, are affected by Microcyn. This destruction of the cell appears to occur through a fundamentally different process than that which occurs as a result of contact with a bleach-based solution because experiments have demonstrated that Microcyn kills bleach-resistant bacteria. However, we believe the solution remains non-irritating to human tissues because human cells have unique protective mechanisms, are interlocked, and prevent Microcyn from targeting and surrounding single cells topically on the body. Our laboratory tests suggest that our solution does not penetrate and kill multi-cellular organisms and does not damage or affect human DNA.

In laboratory tests, Microcyn has been shown to destroy certain biofilms. A biofilm is a complex cluster of microorganisms or bacteria marked by the formation of a protective shell, allowing the bacteria to collect and proliferate. It is estimated that over 65% of microbial infections in the body involve bacteria growing as a biofilm. Bacteria living in a biofilm typically have significantly different properties from free-floating bacteria of the same species. One result of this film environment is increased resistance to antibiotics and to the body’s immune system. In chronic wounds, biofilms interfere with the normal healing process and halt or slow wound closure. Bacteria growing in biofilms can become up to 1000-fold more resistant to antibiotics and other biocides as compared to their planktonic counterparts.  As a result, biofilm infections cannot be effectively treated with conventional antibiotic therapy.  In our laboratory studies, Microcyn was shown to destroy two common biofilms after five minutes of exposure.

In recently published studies, Microcyn has been shown to significantly increase the dilation of capillaries in wounds as indicated by higher levels of oxygen at a wound site after the application of our product and also reduce inflammation by inhibiting certain inflammatory responses from allergy-producing mast cells. It is widely accepted that reducing chronic inflammation surrounding an injury or wound is beneficial to wound healing. Our laboratory research suggests that Microcyn’s interference with these cells is selective to only the inflammatory response and does not interfere with other functions of these cells.

Microcyn Technology has demonstrated antimicrobial activity against numerous bacterial, viral and fungal pathogens, including antibiotic-resistant strains, as evidenced by passing results in numerous standardized laboratory microbiology tests conducted on our 510(k) approved technology by a variety of certified independent testing laboratories. Some of the pathogens against which Microcyn has demonstrated antimicrobial activity are listed below:

Pathogen

Antibiotic-Resistant Bacteria
Vancomycin Resistant Enterococcus faecalis (VRE)
Methicillin Resistant Staphylococcus aureus (MRSA)
Clostridium difficile (C. diff)
Other Bacteria
Acinetobacter baumanii
Aspergillus niger
Escherichia coli
Escherichia coli O157:H7
Mycobacterium bovis
Pseudomonas aeruginosa
Salmonella typhi
Viruses
Human Coronavirus
Human Immunodeficiency Virus Type 1 — HIV
Influenza A
Influenza A Type H1N1
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

Current Regulatory Approvals and Clearances

All of our current products are based on our Microcyn Technology platform. We are able to modify the chemistry of Microcyn by changing the oxidation-reduction potential, pH level and concentrations of specific ions or chemicals, which allows us to manufacture a variety of solutions, each specifically designed for maximum efficacy and safety by indication. The indications for our products vary from country to country due to different regulatory requirements and standards from jurisdiction to jurisdiction. The indications below are summaries of the indications approved by the regulatory authority or authorities in the listed jurisdiction. The similarly named products have similar formulations; however, they may not have identical specifications due to varying requirements in different jurisdictions’ regulatory agencies. The following is a list of the regulatory approvals and clearances that Microcyn-based products have received for our most significant or potentially significant markets:

Region	Approval or Clearance Type	Year of Approval or Clearance	Summary Indication

United States	510(k)	2005	Moistening and lubricating absorbent wound dressings for traumatic wounds.

	510(k)	2005	Moistening and debriding acute and chronic dermal lesions.

	510(k)	2006	Moistening absorbent wound dressings and cleaning minor cuts.

	510(k)	2009	Management of exuding wounds such as leg ulcers, pressure ulcers, diabetic ulcers and for the management of mechanically or surgically debridement of wounds.

	510(k)	2009	Debridement of wounds, such as stage I-IV pressure ulcers, diabetic foot ulcers, post surgical wounds, first and second burns, grafted and donor sites.

	510(k)	2010	Management of dermal irritation, sores, injuries and ulcers of dermal tissue including itch and pain relief

European Union	CE Mark	2004	Debriding, irrigating and moistening acute and chronic wounds in comprehensive wound treatment by reducing microbial load and creating moist environment.

Mexico	Product Registration	2004	Antiseptic treatment of wounds and infected areas.

	Product Registration	2003	Antiseptic disinfection solution for high level disinfection of medical instruments, and/or equipment and clean-rooms, areas of medical instruments, equipment and clean room areas.

Canada	Class II Medical Device	2004	Moistening, irrigating, cleansing and debriding acute and chronic dermal lesions, diabetic ulcers and post-surgical wounds.

India(1)	Drug License	2006	Cleaning and debriding in wound management.

China	Medical Device	2008	Reduces the propagation of microbes in wounds and creates a moist environment for wound healing.

Notes

(1)	Drug license held by Indian distributor as required by Indian law.

Clinical Trials

We have completed a proof-of-concept Phase II trial in the U.S., which demonstrated the effectiveness of Microcyn Technology in mildly infected diabetic foot ulcers with the primary endpoint of clinical cure and improvement of infection. We used 15 clinical sites and enrolled 48 evaluable patients in three arms, using Microcyn alone, Microcyn plus an oral antibiotic and saline plus an oral antibiotic. We announced the results of our Phase II trial in March 2008. In the clinically evaluable population of the study, the clinical success rate at visit four (test of cure) for Microcyn-alone-treated patients was 93.3% compared to 56.3% for the levofloxacin plus saline-treated patients. This study was not statistically powered, but the high clinical success rate (93.3%) and the p-value (0.033) suggests the difference is meaningfully positive for the Microcyn-treated patients. Also, for this set of data, the 95.0% confidence interval for the Microcyn only arm ranged from 80.7% to 100% while the 95.0% confidence interval for the levofloxacin and saline arm ranged from 31.9% to 80.6%; the confidence intervals do not overlap, indicating a favorable clinical success for Microcyn compared to levofloxacin. At visit 3 (end of treatment), the clinical success rate for patients treated with Microcyn-alone was 77.8% compared to 61.1% for the levofloxacin plus saline-treated patients.

Physician Clinical Studies

In addition to the Phase II trial mentioned above, several physicians and scientists have conducted more than 28 clinical studies of Microcyn generating data suggesting that the technology is non-irritating to healthy tissue, reduces microbial load, accelerates wound healing, reduces pain, shortens treatment time and may have the potential to reduce costs to healthcare providers and patients. We have sponsored many of the physicians performing these studies by supplying Microcyn-based products, unrestricted research grants, paying expenses or providing honoraria. In some cases, the physicians who performed these studies also hold equity in our Company. The studies were performed in the United States, Europe, India, Pakistan, China and Mexico, and used various endpoints, methods and controls (for example, saline, antiseptics and antibiotics). These studies were not intended to be rigorously designed or controlled clinical trials and, as such, did not have all of the controls required for clinical trials used to support a new drug application submission to the FDA in that they did not necessarily include blinding, randomization, predefined clinical endpoints, use of placebo and active control groups or U.S. good clinical practice requirements.

In many cases the physicians who led these studies have published articles on their studies and results. The following table lists publications and presentations at peer-reviewed meetings from physicians who have completed studies on the use of Microcyn Technology for wound care and wound irrigation.

Physician	Country	Number of Patients	Publication

David E. Allie, M.D.(1)	U.S.	40	Allie D. Super-Oxidized Dermacyn in Lower-Extremity Wounds. Wounds, 2006, 18 (Suppl), 3-6.

Tom Wolvos, M.D.(2)	U.S.	26	Wolvos TA. Advanced Wound Care with Stable, Super-Oxidized Water. A look at how combination therapy can optimize wound healing. Wounds, 2006, 18 (Suppl), 11-13.

Cheryl Bongiovanni, Ph.D.(3)	U.S.	8	Bongiovanni CM. Superoxidized Water Improves Wound Care Outcomes in Diabetic Patients. Diabetic Microvascular Complications Today, 2006, May-Jun: 11-14.

		3	Bongiovanni CM. Nonsurgical Management of Chronic Wounds in Patients with Diabetes. Journal of Vascular Ultrasound, 2006, 30: 215-218,

Luca Dalla Paola, M.D.(4)	Italy	218
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
Piaggesi A et al.  A Randomized Controlled Trial to Examine the Efficacy and Safety of Microcyn® Technology on wide post-surgical lesions in the infected diabetic foot. The International Journal of Lower Extremity Wounds, March 9, 2010 .

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

Christopher J. Gauland DPM (3)	U.S.	16	Comparison of Microcyn and Amerigel in the Podiatric Clinical Setting

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

In addition to the above articles and publications, several additional papers on the basic science of the technology have been published or have been submitted for peer review and publication, including:

Researchers	Country	Publication
Landa-Solis, González-Espinosa D., Guzman B, Snyder M, Reyes-Terán G., Torres K, and Gutiérrez AA(1)	Mexico	Microcyn™ a novel super-oxidized water with neutral pH and disinfectant activity. J Hosp Infect (UK) 2005, 61: 291-299.

Gutiérrez, AA(1)	U.S.	The science behind stable, super-oxidized water. Exploring the various applications of super-oxidized solutions. Wounds, 2006, 18 (Suppl), 7-10.

Dalla Paola L,Faglia E(2)	Italy	Treatment of diabetic foot ulcer: an overview. Strategies for clinical approach. Current Diabetes Reviews, 2006, 2, 431-447 431.

González-Espinosa D, Pérez-Romano L, Guzman Soriano B, Arias E, Bongiovanni, CM, Gutiérrez AA(1),(3)	Mexico, U.S.	Effects of neutral super-oxidized water on human dermal fibroblasts in vitro. International Wound Journal, 2007, 4: 241-250.

Medina-Tamayo J, Balleza-Tapia H, López, X, Cid, ME, González-Espinosa, D, Gutiérrez AA, González-Espinosa C(1)	Mexico, U.S.	Super-oxidized water inhibits IgE-antigen- induced degranulation and cytokine release in mast cells. International Immunopharmacology 2007. 2007, 7:1013-1024.

Le Duc Q	UK	Le Duc Q, Breetveld M, Middelkoop E, Scheper RJ, Ulrich MMW, Gibbs S. A cytotoxic analysis of antiseptic medication on skin substitutes and autograft. Br J Dermatology. 2007, 157:33-40.

McCurdy B	U.S.	McCurdy B. Emerging Innovations in Treatment. Podiatry Today 2006, 19: 40-48.

Zahumensky E	Czech Republic	Infections and diabetic foot syndrome in field practice. Vnitr Lek. 2006;52:411-416.

Rose R., Setlow B., Monroe A., Mallozzi M., Driks A., Setlow P.(5)	U.S.	Comparison of the properties of Bacillus subtilis spores made in liquid or on agar plates. Submitted 2008.

Paul M., Setlow B. and Setlow P.(5)	U.S.	The killing of spores of Bacillus subtilis by Microcyn(TM), a stable superoxided water. Submitted 2008.

Thatcher E(4),AA Gutierrez(1)	U.S.	The Anti-Bacterial Efficacy of a New Super-Oxidized Solution. 47(th) ICAAC Meeting. Chicago, IL. USA. Sept 17-20, 2007.

Michael Taketa-Graham(5), Gutierrez AA(1), Thatcher E(4)	U.S.	The Anti-Viral Efficacy of a New Super-Oxidized Solution.. 47th ICAAC Meeting. Poster L-1144. Chicago, IL. USA. Sept 17-20, 2007.

Dardine J, Martinez C, Thatcher E(4)	U.S.	Activity of a pH Neutral Super-Oxidized Solution Against Bacteria Selected for Sodium Hypochlorite Resistance. 47th ICAAC Meeting. Poster L-1144. Chicago, IL. USA. Sept 17-20, 2007.

Sauer K, Vazquez G, Thatcher E, Northey R & Gutierrez AA(1),(4),(5)	U.S.	Neutral super-oxidized solution is effective in killing P. aeruginosa biofilms. Biofouling, Vol 25, No. 1, January 2009, 45-54.

Notes

(1)	Dr. Gutierrez was our Director of Medical Affairs and conducted the study during his employment by our Company.

(2)	Dr. Dalla Paola was a member of our Medical and Business Advisory Board, which we dissolved in April 2007, and received expense payments and Microcyn to complete the study.

(3)	Indicates that investigator received Microcyn to complete the study.

(4)	Dr. Thatcher is a full-time consultant to us, is a stockholder, previously served on our board of directors, and received Microcyn to complete the study.

(5)	Dr. Northey is our Director of Research and Development and conducted the study during his employment by our Company.

Sales and Marketing

Our products are purchased by hospitals, physicians, nurses, and other healthcare practitioners who are the primary caregivers to patients being treated for acute or chronic wounds or undergoing surgical procedures.  We currently make Microcyn Technology available, both as prescription and over-the-counter products, under our six 510(k) approvals in the United States, primarily through a partnership with a combination of Advocos, a specialty U.S. contract sales organization, and a commissioned sales force.

In the quarter ending December 31, 2008, we initiated an aggressive commercialization into the podiatry market in the United States. In the second quarter of 2009, we expanded this sales effort to include wound care centers, hospitals, nursing homes, urgent care clinics and home healthcare. Additionally, we are in the process of introducing Microcyn-based consumer healthcare products both in the United States and Mexico. Initially, these include animal and human wound care.

On January 26, 2009, we announced a strategic revenue-sharing partnership with Vetericyn, Inc, now named Innovacyn, Inc.,  which is wholly-owned by the Company’s former director, Robert Burlingame.  Pursuant to this agreement, we granted Innovacyn exclusive rights to market the Microcyn Technology in the North American animal healthcare market. As part of this agreement, we will not incur marketing or sales expenses, but will share in all revenues. On May 13, 2010, Innovacyn received notice from Health Canada they can market these products in the Canadian market.

Our partner, Union Springs Pharmaceuticals, a subsidiary of the Drug Enhancement Company of America, has marketed MyClyns, an over-the-counter “first responder” pen application, with Microcyn in the United States since January 2008.

Our prescription dental partner, OroScience, Inc. has the exclusive right to sell prescription dental products in the United States and Europe subject to certain annual minimum payments and has filed for 510(k) approval to market our product for use as an oral rinse in liquid form and for oral mucositis in a gel form.

We have announced the commercialization of a Microcyn hydrogel for both wound care and dermatology which received multiple 510(k) approvals in the U.S. We intend to pursue additional approvals in Europe, China, India and Mexico and plan to initiate commercialization upon obtaining these approvals.

We currently rely on exclusive agreements with country-specific distributors for the sale of Microcyn-based products in Europe in Italy, Netherlands, Germany, Czech Republic, Sweden, Finland and Denmark.

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

In China, we signed an exclusive distribution agreement with China Bao Tai, which in March 2008 secured marketing approval from the Chinese State Food and Drug Administration. In April 2010 we terminated the distribution agreement.  We will continue to supply China Bao Tai with product on a non-exclusive basis.  We are currently in the process of setting up a broader distribution network in China.

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

We manufacture our products in San Diego using a contract manufacturing organization located in San Diego, California. We also manufacture our products at our facility in Zapopan, Mexico and Petaluma, California where we also conduct research and development. We have developed an automated manufacturing process and conduct quality assurance testing on each production batch in accordance with current U.S. Current Good Manufacturing Practice. Our facilities are required to meet and maintain regulatory standards applicable to the manufacture of pharmaceutical and medical device products. Our United States facilities are certified and comply with U.S. Current Good Manufacturing Practice medical device Quality Systems Regulation, and International Organization for Standardization, or ISO, guidelines. Our Mexico facility has been approved by the Ministry of Health and is also ISO certified.

Our machines are subjected to a series of tests, which is part of a validation protocol mandated by U.S. Current Good Manufacturing Practice, Quality Systems Regulation, and ISO requirements. This validation is designed to ensure that the final product is consistently manufactured in accordance with product specifications at all manufacturing sites. Certain materials and components used in manufacturing our machines are proprietary to us.

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

As of May 20, 2010, we own two issued U.S. patents, one issued European patents, one issued Japanese patent, 17 pending U.S. patent applications and 86 foreign pending patent applications generally relating to electrolyzed water. These applications include two provisional U.S. patent applications for which the time to file non-provisional U.S. patent applications has not expired and two international Patent Cooperation Treaty applications for which the time to file counterpart national phase applications has not yet expired. Our portfolio of issued and pending applications can be divided into two groups. The first group includes two issued U.S. patents, one issued European patents, one issued Japanese patent, two pending U.S. patent applications, and four foreign patent applications that relate to early generation electrolyzed water product, methods of using electrolyzed water, and aspects of the method and apparatus for manufacturing electrolyzed water. The second group includes 14 pending U.S. patent applications (including provisional U.S. patent applications) and 82 foreign patent applications (including international Patent Cooperation Treaty applications) that relate to Microcyn, the method and apparatus for manufacturing Microcyn, and its uses.  In addition to our own patents and applications, we have licensed technology developed in Japan relating to an electrolyzed water solution, methods of manufacture and electrolytic cell designs.  This license includes eight issued Japanese patents.

Although we work to protect our technology, we cannot assure you that any patent will be issued from our currently pending patent applications or from future patent applications. We also cannot assure you that the scope of any patent protection will exclude competitors or provide competitive advantages to us, that any of our patents will be held valid if subsequently challenged, or that others will not claim rights in or ownership of our patents and proprietary rights. Furthermore, we cannot assure you that others have not developed or will not develop similar products, will not duplicate any of our products or design around our patents.

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

Competition

The wound and skin care market is highly competitive. We compete with a number of large, well-established and well-funded companies that sell a broad range of wound care products, including topical anti-infectives and antibiotics, as well as some advanced wound technologies, such as skin substitutes, growth factors and sophisticated delayed release silver-based dressings. We believe the principal competitive factors in our target market include improved patient outcomes, such as time in the hospital, healing time, adverse events, safety of products, ease of use, stability, pathogen killing and cost effectiveness.

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

Our products can replace the use of sterile saline for debriding and moistening a dressing as well as for use as a complementary product with many advanced wound care technologies, such as the VAC Therapy System from Kinetic Concepts Inc., skin substitute products from Smith & Nephew, Advanced BioHealing, Integra Life Sciences, Life Cell, Organogenesis and Ortec International, and ultrasound from Celleration. We believe that Microcyn Technology can enhance the effectiveness of many of these advanced wound care technologies. Because Microcyn is competitive with some of the large wound care companies’ products and complementary to others, we may compete with such companies in some product lines and complement such companies in other product lines.

While many companies are able to produce oxychlorine formulations, their products, unlike ours, typically become unstable after a relatively short period of time. One such company, PuriCore, sells electrolysis machines used to manufacture brine-based oxidized water primarily as a sterilant. Additionally, we believe that the Microcyn Technology is the only stable anti-infective therapeutic available in the world today that simultaneously cures or improves infection while also accelerating wound healing through increased blood flow to the wound bed and reduction of inflammation.

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

Medical Device Regulation

Microcyn has received six 510(k) clearances for use as a medical device in wound care management (cleaning, debridement, lubricating, moistening and dressing) including for acute and chronic wounds. Any future product candidates or new applications using Microcyn that are classified as medical devices will need clearance by the FDA.

Medical devices, such as Microcyn Wound Care, are subject to FDA clearance and extensive regulation under the Federal Food Drug and Cosmetic Act. Under the Federal Food Drug and Cosmetic Act, medical devices are classified into one of three classes: Class I, Class II or Class III. The classification of a device into one of these three classes generally depends on the degree of risk associated with the medical device and the extent of control needed to ensure safety and effectiveness.  Devices may also be designated unclassified. Unclassified devices are legally marketed pre-amendment device for which a classification regulation has yet to be finalized and for which a pre-market approval is not required.

Class I devices are those for which safety and effectiveness can be assured by adherence to a set of general controls. These general controls include compliance with the applicable portions of the FDA’s Quality System Regulation, which sets forth good manufacturing practice requirements; facility registration, device listing and product reporting of adverse medical events; truthful and non-misleading labeling; and promotion of the device only for its cleared or approved intended uses. Class II devices are also subject to these general controls, and any other special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. Review and clearance by the FDA for these devices is typically accomplished through the 510(k) pre-market notification procedure. When 510(k) clearance is sought, a sponsor must submit a pre-market notification demonstrating that the proposed device is substantially equivalent to a legally marketed device. If the FDA agrees that the proposed device is substantially equivalent to the predicate device, then 510(k) clearance to market will be granted. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require a pre-market approval.

Clinical trials are almost always required to support a pre-market approval application and are sometimes required for a 510(k) pre-market notification. These trials generally require submission of an application for an investigational device exemption. An investigational device exemption must be supported by pre-clinical data, such as animal and laboratory testing results, which show that the device is safe to test in humans and that the study protocols are scientifically sound. The investigational device exemption must be approved in advance by the FDA for a specified number of patients, unless the product is deemed a non-significant risk device and is eligible for more abbreviated investigational device exemption requirements.

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

FDA regulations prohibit the advertising and promotion of a medical device for any use outside the scope of a 510(k) clearance or pre-market approval or for unsupported safety or effectiveness claims. Although the FDA does not regulate physicians’ practice of medicine, the FDA does regulate manufacturer communications with respect to off-label use.

If the FDA finds that a manufacturer has failed to comply with FDA laws and regulations or that a medical device is ineffective or poses an unreasonable health risk, it can institute or seek a wide variety of enforcement actions and remedies, ranging from a public warning letter to more severe actions such as:

•	fines, injunctions and civil penalties;

•	recall or seizure of products;

•	operating restrictions, partial suspension or total shutdown of production;

•	refusing requests for 510(k) clearance or pre-market approval approval of new products;

•	withdrawing 510(k) clearance or pre-market approval approvals already granted; and

•	criminal prosecution.

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

Combination Products

Combination products are therapeutic and diagnostic products that combine drugs, devices, and/or biological products. Because combination products involve components that would normally be regulated under different types of regulatory authorities, and frequently by different FDA Centers, they raise challenging regulatory, policy, and review management challenges. Differences in regulatory pathways for each component can impact the regulatory processes for all aspects of product development and management, including preclinical testing, clinical investigation, marketing applications, manufacturing and quality control, adverse event reporting, promotion and advertising, and post-approval modifications

The FDA has established an Office of Combination Products to address the challenges associated with the review and regulation of combination products. The Office of Combination Products assists in determining strategies for the approval of drug/delivery combinations and assuring agreement within the FDA on review responsibilities.  To the extent permitted under the Federal Food Drug and Cosmetic Act and current FDA policy, we may seek regulatory review for potential device/drug combination products under the medical device provisions, rather than under the new drug provisions, of the Federal Food Drug and Cosmetic Act.  We intend to pursue such strategies as permitted by the law and as directed by the FDA either through guidance documents or discussions.

If the FDA concludes that any or all of our new combination products must be handled under the new drug provisions of the Federal Food Drug and Cosmetic Act, substantially greater regulatory requirements and approval times will be imposed. Use of a modified new product with a previously unapproved new drug likely will be handled as part of the new drug application for the new drug itself. Under these circumstances, the device component will be handled as a drug accessory and will be approved, if ever, only when the new drug application itself is approved. In general, the drug requirements under the Federal Food Drug and Cosmetic Act are more onerous than medical device requirements. These requirements could have a substantial adverse impact on our ability to commercialize our products and our operations.

Pharmaceutical Product Regulation

Any pharmaceutical product candidates that are regulated by the FDA will require approval before we can market or sell them as drugs. Any future product candidates or new applications using Microcyn that are classified as drugs will need approval by the FDA.

In the United States, the FDA regulates drugs under the Federal Food Drug and Cosmetic Act and implementing regulations that are adopted under the Act. In the case of biologics, the FDA regulates such products under the Public Health Service Act. If we fail to comply with the applicable requirements under these laws and regulations at any time during the product development process, approval process, or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, withdrawals of approvals, clinical holds, warning letters, product recalls, product seizures, total or partial suspension of our operations, injunctions, fines, civil penalties or criminal prosecution. Any agency enforcement action could have a material adverse effect on us. The FDA also administers certain controls over the export of drugs and biologics from the United States.

•
Pre-Clinical Phase.  The pre-clinical phase involves the discovery, characterization, product formulation and animal testing necessary to prepare an investigational new drug application for submission to the FDA. The investigational new drug application must be accepted by the FDA before the drug can be tested in humans.

•
Clinical Phase.  The clinical phase of development follows a successful investigational new drug submission and involves the activities necessary to demonstrate the safety, tolerability, efficacy, and dosage of the substance in humans, as well as the ability to produce the substance in accordance with U.S. Current Good Manufacturing Practice requirements. Data from these activities are compiled in a new drug application,, or for biologic products a biologics license application, for submission to the FDA requesting approval to market the drug.

•
Post-Approval Phase.  The post-approval phase follows FDA approval of the new drug application or biologics license application, and involves the production and continued analytical and clinical monitoring of the product. The post-approval phase may also involve the development and regulatory approval of product modifications and line extensions, including improved dosage form, of the approved product, as well as for generic versions of the approved drug, as the product approaches expiration of patent or other exclusivity protection.

Each of these three phases is discussed further below.

Pre-Clinical Phase.  The development of a new pharmaceutical agent begins with the discovery or synthesis of a new molecule. These agents are screened for pharmacological activity using various animal and tissue models, with the goal of selecting a lead agent for further development. Additional studies are conducted to confirm pharmacological activity, to generate safety data, and to evaluate prototype dosage forms for appropriate release and activity characteristics. Once the pharmaceutically active molecule is fully characterized, an initial purity profile of the agent is established. During this and subsequent stages of development, the agent is analyzed to confirm the integrity and quality of material produced. In addition, development and optimization of the initial dosage forms to be used in clinical trials are completed, together with analytical models to determine product stability and degradation. A bulk supply of the active ingredient to support the necessary dosing in initial clinical trials must be secured. Upon successful completion of pre-clinical safety and efficacy studies in animals, an investigational new drug application submission is prepared and provided to the FDA for review prior to commencement of human clinical trials. The investigational new drug application consists of the initial chemistry, analytical, formulation and animal testing data generated during the pre-clinical phase. The review period for an investigational new drug application submission is 30 days, after which, if no comments are made by the FDA, the product candidate can be studied in Phase I clinical trials.

Clinical Phase.  Following successful submission of an investigational new drug application, the sponsor is permitted to conduct clinical trials involving the administration of the investigational product candidate to human subjects under the supervision of qualified investigators in accordance with good clinical practice. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study and the parameters to be used in assessing the safety and the efficacy of the drug. Each protocol must be submitted to the FDA as part of the investigational new drug application prior to beginning the trial. Each trial must be reviewed, approved and conducted under the auspices of an independent Institutional Review Board, and each trial, with limited exceptions, must include the patient’s informed consent. Typically, clinical evaluation involves the following time-consuming and costly three-phase sequential process:

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

Throughout the clinical phase, samples of the product made in different batches are tested for stability to establish shelf life constraints. In addition, large-scale production protocols and written standard operating procedures for each aspect of commercial manufacture and testing must be developed.  Phase I, II, and III testing may not be completed successfully within any specified time period, if at all. The FDA closely monitors the progress of each of the three phases of clinical trials that are conducted under an investigational new drug application and may, at its discretion, reevaluate, alter, suspend, or terminate the testing based upon the data accumulated to that point and the FDA’s assessment of the risk/benefit ratio to the patient. Clinical investigators and companies may be subject to pre-approval, routine, or “for cause” inspections by the FDA for compliance with Good Clinical Practice, and FDA regulations governing clinical investigations. The FDA may suspend or terminate clinical trials, or a clinical investigator’s participation in a clinical trial, at any time for various reasons, including a finding that the subjects or patients are being exposed to an unacceptable health risk. The FDA can also request additional clinical trials be conducted as a condition of product approval. Additionally, new government requirements may be established that could delay or prevent regulatory approval of our products under development. Furthermore, institutional review boards, which are independent entities constituted to protect human subjects in the institutions in which clinical trials are being conducted, have the authority to suspend clinical trials in their respective institutions at any time for a variety of reasons, including safety issues.

Post-Approval Phase.  After approval, we are still subject to continuing regulation by the FDA, including, but not limited to, record keeping requirements, submitting periodic reports to the FDA, reporting of any adverse experiences with the product, and complying with drug sampling and distribution requirements. In addition, we are required to maintain and provide updated safety and efficacy information to the FDA. We are also required to comply with requirements concerning advertising and promotional labeling. In that regard, our advertising and promotional materials must be truthful and not misleading. We are also prohibited from promoting any non-FDA approved or “off-label” indications of products. Failure to comply with those requirements could result in significant enforcement action by the FDA, including warning letters, orders to pull the promotional materials, and substantial fines. Also, quality control and manufacturing procedures must continue to conform to U.S. Current Good Manufacturing Practice after approval.

Drug and biologics manufacturers and their subcontractors are required to register their facilities and products manufactured annually with the FDA and certain state agencies and are subject to periodic routine and unannounced inspections by the FDA to assess compliance with U.S. Current Good Manufacturing Practice regulations. Facilities may also be subject to inspections by other federal, foreign, state, or local agencies. In addition, approved biological drug products may be subject to lot-by-lot release testing by the FDA before these products can be commercially distributed. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain compliance with U.S. Current Good Manufacturing Practice and other aspects of regulatory compliance. Future FDA inspections may identify compliance issues at our facilities or at other facilities that may disrupt production or distribution, or require substantial resources to correct.

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

Other Regulation in the United States

Health Care Coverage and Reimbursement by Third-Party Payors

Commercial success in marketing and selling our products depends, in part, on the availability of adequate coverage and reimbursement from third-party health care payors, such as government and private health insurers and managed care organizations. Third-party payors are increasingly challenging the pricing of medical products and services. Government and private sector initiatives to limit the growth of health care costs, including price regulation, competitive pricing, and managed-care arrangements, are continuing in many countries where we do business, including the United States. These changes are causing the marketplace to be more cost-conscious and focused on the delivery of more cost-effective medical products. Government programs, including Medicare and Medicaid, private health care insurance companies, and managed-care plans control costs by limiting coverage and the amount of reimbursement for particular procedures or treatments. This has created an increasing level of price sensitivity among customers for our products. Some third-party payors also require that a favorable coverage determination be made for new or innovative medical devices or therapies before they will provide reimbursement of those medical devices or therapies. Even though a new medical product may have been cleared or approved for commercial distribution, we may find limited demand for the product until adequate coverage and reimbursement have been obtained from governmental and other third-party payors.

Fraud and Abuse Laws

In the United States, we are subject to various federal and state laws pertaining to healthcare fraud and abuse, which, among other things, prohibit the offer or acceptance of remuneration intended to induce or in exchange for the purchase of products or services reimbursed under a federal healthcare program and the submission of false or fraudulent claims with the government. These laws include the federal Anti-Kickback Statute, the False Claim Act and comparable state laws. These laws regulate the activities of entities involved in the healthcare industry, such as us, by limiting the kinds of financial arrangements such entities may have with healthcare providers who use or recommend the use of medical products (including for example, sales and marketing programs, advisory boards and research and educational grants). In addition, in order to ensure that healthcare entities comply with healthcare laws, the Office of Inspector General of the U.S. Department of Health and Human Services recommends that healthcare entities institute effective compliance programs. To assist in the development of effective compliance programs, the Office of Inspector General has issued model Compliance Program Guidance, materials for a variety of healthcare entities which, among other things, identify practices to avoid that may implicate the federal Anti-Kickback Statute and other relevant laws and describes elements of an effective compliance program. While compliance with the Compliance Program Guidance materials is voluntary, a recent California law requires pharmaceutical and devices manufacturers to initiate compliance programs that incorporate the Compliance Program Guidance and the July 2002 Pharmaceuticals Research and Manufacturers of America Code on Interactions with Healthcare Professionals.

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

Anti-Kickback Laws.  Our operations are subject to federal and state anti-kickback laws. The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration directly or indirectly to induce either the referral of an individual for a good or service reimbursed under a federal healthcare program, or the furnishing, recommending, or arranging of a good or service, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. The definition of “remuneration” has been broadly interpreted to include anything of value, including such items as gifts, discounts, the furnishing of supplies or equipment, waiver of co-payments, and providing anything at less than its fair market value. Because the Anti-Kickback Statute makes illegal a wide variety of common (even beneficial) business arrangements, the Office of Inspector General was tasked with issuing regulations, commonly known as “safe harbors,” that describe arrangements where the risk of illegal remuneration is minimal. As long as all of the requirements of a particular safe harbor are strictly met, the entity engaging in that activity will not be prosecuted under the federal Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, business arrangements that do not fully satisfy an applicable safe harbor may result in increased scrutiny by government enforcement authorities, such as the Office of Inspector General. Our agreements to pay compensation to our advisory board members and physicians who conduct clinical trials or provide other services for us may be subject to challenge to the extent they do not fall within relevant safe harbors under state and federal anti-kickback laws. In addition, many states have adopted laws similar to the federal Anti-Kickback Statute which apply to the referral of patients for healthcare services reimbursed by Medicaid, and some have adopted such laws with respect to private insurance. Violations of the Anti-Kickback Statute are subject to significant fines and penalties and may lead to a company being excluded from participating in federal health care programs.

False Claims Laws.  The federal False Claims Act prohibits knowingly filing a false claim, knowingly causing the filing of a false claim, or knowingly using false statements to obtain payment from the federal government. Under the False Claims Act, such suits are known as “qui tam” actions. Individuals may file suit on behalf of the government share in any amounts received by the government pursuant to a settlement. In addition, certain states have enacted laws modeled after the federal False Claims Act under the Deficit Reduction Act of 2005, where the federal government created financial incentives for states to enact false claims laws consistent with the federal False Claims Act. As more states enact such laws, we expect the number of qui tam lawsuits to increase. Qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies to have to defend a false claims action, pay fines or be excluded from Medicare, Medicaid or other federal or state government healthcare programs as a result of investigations arising out of such actions.

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

European Union Regulation

Medical Device Regulation.  Our Dermacyn products are classified as medical devices in the European Union. In order to sell our medical device products within the European Union, we are required to comply with the requirements of the Medical Devices Directive, and its national implementations, including affixing CE Marks on our products. In order to comply with the Medical Devices Directive, we must meet certain requirements relating to the safety and performance of our products and, prior to marketing our products, we must successfully undergo verification of our product’s regulatory compliance, or conformity assessment.

Medical devices are divided into three regulatory classes: Class I, Class IIb and Class III. The nature of the conformity assessment procedures depends on the regulatory class of the product. In order to comply with the examination, we completed, among other things, a risk analysis and presented clinical data, which demonstrated that our products met the performance specifications claimed by us, provided sufficient evidence of adequate assessment of unwanted side effects and demonstrated that the benefits to the patient outweigh the risks associated with the device. We will be subject to continued supervision and will be required to report any serious adverse incidents to the appropriate authorities. We will also be required to comply with additional national requirements that are beyond the scope of the Medical Devices Directive.

We received our CE certificate for Dermacyn Wound Care as a Class IIb medical device in February 2005. We may not be able to maintain the requirements established for CE Marks for any or all of our products or be able to produce these products in a timely and profitable manner while complying with the requirements of the Medical Devices Directive and other regulatory requirements.  The classification of Dermacyn as a Class IIb medical device is under evaluation with the Notified Body. The classification may be elevated to Class III as a result of post-market scientific information and clinical observation.

Marketing Authorizations for Drugs.  In order to obtain marketing approval of any of our drug products in Europe, we must submit for review an application similar to a U.S. new drug application to the relevant authority. In contrast to the United States, where the FDA is the only authority that administers and approves new drug applications, in Europe there are multiple authorities that administer and approve these applications. Marketing Authorizations in Europe expire after five years but may be renewed.

We believe that any drug candidate will be reviewed by the Committee for Medicinal Products for Human Use, on behalf of the European Medicines Agency. Based upon the review of the Committee for Medicinal Products for Human Use, the European Medicines Agency provides an opinion to the European Commission on the safety, quality and efficacy of the drug. The decision to grant or refuse an authorization is made by the European Commission.

Approval of Marketing Applications can take several months to several years, or may be denied. This approval process can be affected by many of the same factors relating to safety, quality and efficacy as in the approval process for new drug applications in the United States. As in the United States, European drug regulatory authorities can require us to perform additional non-clinical studies and clinical trials. The need for such studies or trials, if imposed, may delay marketing approval and involve unanticipated costs. Inspection of clinical investigation sites by a competent authority may also be required as part of the regulatory approval procedure. In addition, as a condition of marketing approval, regulatory agencies in Europe may require post-marketing surveillance to monitor for adverse effects, or other additional studies may be required as deemed appropriate. The terms of any approval, including labeling content, may be more restrictive than expected and could affect the marketability of a product. In addition, after approval for the initial indication, further clinical studies are usually necessary to gain approval for any additional indications.

European Good Manufacturing Process.  In the European Union, the manufacture of pharmaceutical products and clinical trial supplies is subject to good manufacturing practice as set forth in the relevant laws and guidelines. Compliance with good manufacturing practice is generally assessed by the competent regulatory authorities. They may conduct inspections of relevant facilities, and review manufacturing procedures, operating systems and personnel qualifications. In addition to obtaining approval for each product, in many cases each drug manufacturing facility must be approved. Further inspections may occur over the life of the product.

Mexico.  The Ministry of Health is the authority in charge of sanitary controls in Mexico. Sanitary controls are a group of practices related to the orientation, education, testing, verification and application of security measures and sanctions exercised by the Ministry of Health. The Ministry of Health acts by virtue of the Federal Commission for the Protection against Sanitary Risks, or COFEPRIS, a decentralized entity of the Ministry of Health whose mission is to protect the population against sanitary risks, by means of centralized sanitary regulations, controls and by raising public awareness.

The Ministry of Health is responsible for the issuance of Official Mexican Standards and specifications for drugs subject to the provisions of the General Health Law, which govern the process and specifications of drugs, including the obtaining, preparing, manufacturing, maintaining, mixing, conditioning, packaging, handling, transporting, distributing, storing and supplying of products to the public at large. In addition, a medical device is defined as a device that may contain antiseptics or germicides used in surgical practice or in the treatment of continuity solutions, skin injuries or its attachments.

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

In addition to its Operating Notice, our Mexico subsidiary has obtained a “Good Processing Practices Certificate” issued by Mexican Federal Commission for the Protection against Sanitary Risks, which demonstrates that the manufacturing of Microcyn at the facility located in Zapopan, Mexico, operates in accordance with the applicable official standards.

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

Medical Devices and Drugs as a Product.  To produce, sell or distribute medical devices, a Sanitary Registry is required in accordance with the General Health Law and the Regulation for Drugs. Such registry is granted for a term of five years, and this term may be extended. The Sanitary Registry may be revoked if the interested party does not request the extension in the term or the product or the manufacturer or the raw material is changed without the permission of the Ministry of Health.

The Ministry of Health classifies the medical devices in three classes:

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

Research and Development

Research and development expense consists primarily of personnel expenses, clinical and regulatory services and supplies. For the years ended March 31, 2010 and 2009, research and development expense amounted to $1,996,000 and $6,252,000, respectively. None of this expense was borne by our customers.

Our Employees

As of May 26, 2010, we had 43 full-time employees and 6 part-time employees. We are not a party to any collective bargaining agreements. We believe our relations with our employees are good.

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

We incurred net losses of $8,232,000 and $17,656,000 for the years ended March 31, 2010 and 2009, respectively. At March 31, 2010, our accumulated deficit amounted to $117,037,000. During the year ended March 31, 2010, net cash used in operating activities amounted to $6,639,000. At March 31, 2010, our working capital amounted to $6,315,000. We expect to continue incurring losses for the foreseeable future and may raise additional capital to pursue product development initiatives, penetrate markets for the sale of our products and continue as a going concern. We believe that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means. If the economic climate in the U.S. does not improve or continues to deteriorate, our ability to raise additional capital could be negatively impacted. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. These measures could cause significant delays in our efforts to commercialize our products in the U.S., which is critical to the realization of our business plan and to future operations.

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

We have obtained six 510(k) clearances in the United States that permit us to sell Microcyn-based products as medical devices. Before we are permitted to sell Microcyn as a drug in the United States, we must, among other things, successfully complete additional preclinical studies and well-controlled clinical trials, submit a new drug application to the FDA and obtain FDA approval.

The FDA approval process is expensive and uncertain, requires detailed and comprehensive scientific and other data and generally takes several years. Despite the time and expense exerted, approval is never guaranteed. Even if we obtain FDA approval to sell Microcyn as a drug, we may not be able to successfully commercialize Microcyn as a drug in the United States and may never recover the substantial costs we have invested in the development of our Microcyn-based products.

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

The FDA and other regulatory bodies may also change standards and acceptable trial procedures required for a showing of safety and efficacy. For example, until recently, the FDA accepted non-inferiority clinical trials, or clinical trials that show that a new treatment is equivalent to standard treatment, as the standard for anti-infective drug approvals. On October 12, 2007, the FDA released draft guidance entitled Antibacterial Drug Products: Use of Non-inferiority Studies to Support Approval. This new agency guidance requires either placebo-controlled or superiority trial designs, which are designed to test whether, and to what extent, a new treatment is better than the placebo. The uncertainty of clinical trial protocols and changes within FDA guidelines could have a negative impact on the timelines and milestones for our clinical program.

If we fail to obtain, or experience significant delays in obtaining, additional regulatory clearances or approvals to market our current or future products, we may be unable to commercialize these products.

The developing, testing, manufacturing, marketing and selling of medical technology products are subject to extensive regulation by numerous governmental authorities in the United States and other countries. The process of obtaining regulatory clearance and approval of medical technology products is costly and time consuming. Even though the underlying product formulation may be the same or similar, our products are subject to different regulations and approval processes depending upon their intended use.

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

Competitors may develop products with similar characteristics to Microcyn. Such similar products marketed by larger competitors can hinder our efforts to penetrate the market. As a result, we may be forced to modify or alter our business and regulatory strategy and sales and marketing plans, as a response to changes in the market, competition and technology limitations, among others. Such modifications may pose additional delays in achieving our goals.

We intend to license or collaborate with third parties in various potential markets, and events involving these strategic partners or any future collaboration could delay or prevent us from developing or commercializing products.

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

To penetrate our target markets, we may need to enter into additional collaborative agreements to assist in the development and commercialization of products. For example, depending upon our analysis of the time and expense involved in obtaining FDA approval to sell a product to treat open wounds, we may choose to license our technology to a third party as opposed to pursuing commercialization ourselves. Establishing strategic collaborations is difficult and time-consuming. Potential collaborators may reject collaborations based upon their assessment of our financial, regulatory or intellectual property position and our internal capabilities. Our discussions with potential collaborators may not lead to the establishment of new collaborations on favorable terms and may have the potential to provide collaborators with access to our key intellectual property filings and next generation formations. We have limited control over the amount and timing of resources that our current collaborators or any future collaborators devote to our collaborations or potential products. These collaborators may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our collaborators may not develop or commercialize products that arise out of our collaborative arrangements or devote sufficient resources to the development, manufacture, marketing or sale of these products. By entering into collaboration, we may preclude opportunities to collaborate with other third parties who do not wish to associate with our existing third party strategic partners. Moreover, in the event of termination of a collaboration agreement, termination negotiations may result in less favorable terms.

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

Our dependence on a commission-based sales force and distributors for sales could limit or prevent us from selling our products and from realizing long-term revenue growth.

We currently depend on a commission-based sales force and distributors to sell Microcyn in the United States, Europe and other countries and intend to continue to sell our products primarily through a commission-based sales force and distributors in Europe and the United States for the foreseeable future. If we are unable to expand our direct sales force, we will continue to rely on a commission-based sales force and distributors to sell Microcyn. Our existing commission-based sales force and distribution agreements are generally short-term in duration, and we may need to pursue alternate partners if the other parties to these agreements terminate or elect not to renew their agreements. If we are unable to retain our current commission-based sales force and distributors for any reason, we must replace them with alternate salespeople and distributors experienced in supplying the wound care market, which could be time-consuming and divert management’s attention from other operational matters. In addition, we will need to attract additional distributors to expand the geographic areas in which we sell Microcyn. Distributors may not commit the necessary resources to market and sell our products to the level of our expectations, which could harm our ability to generate revenues. In addition, some of our distributors may also sell products that compete with ours. In some countries, regulatory licenses must be held by residents of the country. For example, the regulatory approval for one product in India is owned and held by our Indian distributor. If the licenses are not in our name or under our control, we might not have the power to ensure their ongoing effectiveness and use by us. If current or future distributors do not perform adequately, or we are unable to locate distributors in particular geographic areas, we may not realize long-term revenue growth.

If we fail to comply with ongoing regulatory requirements, or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market.

Regulatory approvals or clearances that we currently have and that we may receive in the future are subject to limitations on the indicated uses for which the products may be marketed, and any future approvals could contain requirements for potentially costly post-marketing follow-up studies. If the FDA determines that our promotional materials or activities constitute promotion of an unapproved use or we otherwise fail to comply with FDA regulations, we may be subject to regulatory enforcement actions, including a warning letter, injunction, seizure, civil fine or criminal penalties. In addition, the manufacturing, labeling, packaging, adverse event reporting, storing, advertising, promoting, distributing and record-keeping for approved products are subject to extensive regulation. Our manufacturing facilities, processes and specifications are subject to periodic inspection by the FDA, European and other regulatory authorities and from time to time, we may receive notices of deficiencies from these agencies as a result of such inspections. Our failure to continue to meet regulatory standards or to remedy any deficiencies could result in restrictions being imposed on products or manufacturing processes, fines, suspension or loss of regulatory approvals or clearances, product recalls, termination of distribution,product seizures or the need to invest substantial resources to comply with various existing and new requirements. In the more egregious cases, criminal sanctions, civil penalties, disgorgement of profits or closure of our manufacturing facilities are possible. The subsequent discovery of previously unknown problems with Microcyn, including adverse events of unanticipated severity or frequency, may result in restrictions on the marketing of our products, and could include voluntary or mandatory recall or withdrawal of products from the market.

New government regulations may be enacted and changes in FDA policies and regulations and, their interpretation and enforcement, could prevent or delay regulatory approval of our products. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the United States or abroad. Therefore, we do not know whether we will be able to continue to comply with any regulations or that the costs of such compliance will not have a material adverse effect on our future business, financial condition, and results of operations. If we are not able to maintain regulatory compliance, we will not be permitted to market our products and our business would suffer.

We may experience difficulties in manufacturing Microcyn, which could prevent us from commercializing one or more of our products.

The machines used to manufacture our Microcyn-based products are complex, use complicated software and must be monitored by highly trained engineers. Slight deviations anywhere in our manufacturing process, including quality control, labeling and packaging, could lead to a failure to meet the specifications required by the FDA, the Environmental Protection Agency, European notified bodies, Mexican regulatory agencies and other foreign regulatory bodies, which may result in lot failures or product recalls. If we are unable to obtain quality internal and external components, mechanical and electrical parts, if our software contains defects or is corrupted, or if we are unable to attract and retain qualified technicians to manufacture our products, our manufacturing output of Microcyn, or any other product candidate based on our platform that we may develop, could fail to meet required standards, our regulatory approvals could be delayed, denied or revoked, and commercialization of one or more of our Microcyn-based products may be delayed or foregone. Manufacturing processes that are used to produce the smaller quantities of Microcyn needed for clinical tests and current commercial sales may not be successfully scaled up to allow production of significant commercial quantities. Any failure to manufacture our products to required standards on a commercial scale could result in reduced revenues, delays in generating revenue and increased costs.

Our competitive position depends on our ability to protect our intellectual property and our proprietary technologies.

Our ability to compete and to achieve and maintain profitability depends on our ability to protect our intellectual property and proprietary technologies. We currently rely on a combination of patents, patent applications, trademarks, trade secret laws, confidentiality agreements, license agreements and invention assignment agreements to protect our intellectual property rights. We also rely upon unpatented know-how and continuing technological innovation to develop and maintain our competitive position. These measures may not be adequate to safeguard our Microcyn Technology. In addition, we granted a security interest in our assets, excluding our intellectual property under certain circumstances, under a loan and security agreement. If we do not protect our rights adequately, third parties could use our technology, and our ability to compete in the market would be reduced.

Although we have filed U.S. and foreign patent applications related to our Microcyn-based products, the manufacturing technology for making the products, and their uses, only two U.S. patents have been issued from these applications to date.

Our pending patent applications and any patent applications we may file in the future may not result in issued patents, and we do not know whether any of our in-licensed patents or any additional patents that might ultimately be issued by the U.S. Patent and Trademark Office or foreign regulatory body will protect our Microcyn technology. Any claims that are issued may not be sufficiently broad to prevent third parties from producing competing substitutes and may be infringed, designed around, or invalidated by third parties. Even issued patents may later be found to be invalid, or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. For example, our European patent that was issued on May 30, 2007, was revoked by the Opposition Division of the European Patent Office in December, 2009 following opposition proceedings instituted by a competitor.

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

On occasion, we may receive notices of claims of infringement, misappropriation or misuse of other parties’ proprietary rights. We may have disputes regarding intellectual property rights with the parties that have licensed those rights to us. We may also initiate claims to defend our intellectual property. Intellectual property litigation, regardless of its outcome, is expensive and time-consuming, could divert management’s attention from our business and have a material negative effect on our business, operating results or financial condition. In addition, the outcome of such litigation may be unpredictable. If there is a successful claim of infringement against us, we may be required to pay substantial damages (including treble damages if we were to be found to have willfully infringed a third party’s patent) to the party claiming infringement, develop non-infringing technology, stop selling our products or using technology that contains the allegedly infringing intellectual property or enter into royalty or license agreements that may not be available on acceptable or commercially practical terms, if at all. Our failure to develop non-infringing technologies or license the proprietary rights on a timely basis could harm our business. In addition, modifying our products to exclude infringing technologies could require us to seek re-approval or clearance from various regulatory bodies for our products, which would be costly and time consuming. Also, we may be unaware of pending patent applications that relate to our technology. Parties making infringement claims on future issued patents may be able to obtain an injunction that would prevent us from selling our products or using technology that contains the allegedly infringing intellectual property, which could harm our business.

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

We have international operations in Mexico and Europe. During the years ended March 31, 2010 and 2009, approximately 69% and 76% of our total revenues were generated from sales outside of the United States. Our business is highly regulated for the use, marketing and manufacturing of our Microcyn-based products both domestically and internationally. Our international operations are subject to risks, including:

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

We plan to continue to market and sell our products internationally to respond to customer requirements and market opportunities. We currently have international manufacturing facilities in Mexico and the United States. Establishing operations in any foreign country or region presents risks such as those described above as well as risks specific to the particular country or region. In addition, until a payment history is established over time with customers in a new geography or region, the likelihood of collecting receivables generated by such operations could be less than our expectations. As a result, there is a greater risk that reserves set with respect to the collection of such receivables may be inadequate. If our operations in any foreign country are unsuccessful, we could incur significant losses and we may not achieve profitability.

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

A substantial portion of our revenues are derived from outside the United States; primarily from Mexico. We anticipate that revenues from international customers will continue to represent a substantial portion of our revenues for the foreseeable future. Because we generate revenues in foreign currencies, we are subject to the effects of exchange rate fluctuations. The functional currency of our Mexican subsidiary is the Mexican Peso. For the preparation of our consolidated financial statements, the financial results of our foreign subsidiaries are translated into U.S. dollars on average exchange rates during the applicable period. If the U.S. dollar appreciates against the Mexican Peso or the Euro, as applicable, the revenues we recognize from sales by our subsidiaries will be adversely impacted. Foreign exchange gains or losses as a result of exchange rate fluctuations in any given period could harm our operating results and negatively impact our revenues. Additionally, if the effective price of our products were to increase as a result of fluctuations in foreign currency exchange rates, demand for our products could decline and adversely affect our results of operations and financial condition.

We rely on a number of key customers who may not consistently purchase our products in the future and if we lose any one of these customers, our revenues may decline.

Although we have a significant number of customers in each of the geographic markets that we operate in, we rely on certain key customers for a significant portion of our sales.  During the year ended March 31, 2010 three customers represented 23% of sales, and during the year ended March 31, 2009, three customers represented 21% of sales.  In the future, a small number of customers may continue to represent a significant portion of our total revenues in any given period. These customers may not consistently purchase our products at a particular rate over any subsequent period. A loss of any of these customers could adversely affect our revenues.

Negative economic conditions increase the risk that we could suffer unrecoverable losses on our customers’ accounts receivable which would adversely affect our financial results.

We grant credit to our business customers, which are primarily located in Mexico, Europe and the United States. Collateral is generally not required for trade receivables.  We maintain allowances for potential credit losses. Three customers represented a total of 42% of our net accounts receivable balance at March 31, 2010, and two customers represented 29% of our net accounts receivable balance at March 31, 2009.  While we believe we have a varied customer base and have experienced strong collections in the past, if current economic conditions disproportionately impact any one of our key customers, including reductions in their purchasing commitments to us or their ability to pay their obligations, it could have a material adverse effect on our revenues and liquidity. We have not purchased insurance on our accounts receivable balances.

The loss of key members of our senior management team, one of our directors or our inability to retain highly skilled scientists, technicians and salespeople could adversely affect our business.

Our success depends largely on the skills, experience and performance of key members of our executive management team, including Hojabr Alimi, our Chief Executive Officer and Robert Northey, our Director of Research and Development. The efforts of these people will be critical to us as we continue to develop our products and attempt to commercialize products in the wound and skin care markets. If we were to lose one or more of these individuals, we may experience difficulties in competing effectively, developing our technologies and implementing our business strategies.

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

An important element of our business strategy will be to enter into collaborative or license arrangements under which we license our Microcyn Technology to other parties for development and commercialization. We expect that while we may initially seek to conduct initial clinical trials on our drug candidates, we may need to seek collaborators for our drug candidates and for a number of our potential products because of the expense, effort and expertise required to conduct additional clinical trials and further develop those potential product candidates. Because collaboration arrangements are complex to negotiate, we may not be successful in our attempts to establish these arrangements. If we need third party assistance in identifying and negotiating one or more acceptable arrangements, it might be costly. Also, we may not have products that are desirable to other parties, or we may be unwilling to license a potential product because the party interested in it is a competitor. The terms of any arrangements that we establish may not be favorable to us. Alternatively, potential collaborators may decide against entering into an agreement with us because of our financial, regulatory or intellectual property position or for scientific, commercial or other reasons. If we are not able to establish collaborative agreements, we may not be able to develop and commercialize new products, which would adversely affect our business and our revenues.

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

We are subject to various federal and state laws pertaining to healthcare fraud and abuse, which include, among other things, “anti-kickback” laws that prohibit payments to induce the referral of products and services, and “false claims” statutes that prohibit the fraudulent billing of federal healthcare programs. Our operations are subject to the Federal Anti-Kickback Statute, a criminal statute that, subject to certain statutory exceptions, prohibits any person from knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, to induce or reward a person either (i) for referring an individual for the furnishing of items or services for which payment may be made in whole or in part by a government healthcare program such as Medicare or Medicaid, or (ii) for purchasing, leasing, ordering or arranging for or recommending the purchasing, leasing or ordering of an item or service for which payment may be made under a government healthcare program. Because of the breadth of the federal anti-kickback statute, the Office of Inspector General of the U.S. Department of Health and Human Services, was authorized to adopt regulations setting forth additional exceptions to the prohibitions of the statute commonly known as “safe harbors.” If all of the elements of an applicable safe harbor are fully satisfied, an arrangement will not be subject to prosecution under the federal anti-kickback statute.

In addition, if there is a change in law, regulation or administrative or judicial interpretations of these laws, we may have to change our business practices or our existing business practices could be challenged as unlawful, which could have a negative effect on our business, financial condition and results of operations.

Healthcare fraud and abuse laws are complex, and even minor, inadvertent irregularities can potentially give rise to claims that a statute or regulation has been violated. The frequency of suits to enforce these laws has increased significantly in recent years and has increased the risk that a healthcare company will have to defend a false claim action, pay fines or be excluded from the Medicare, Medicaid or other federal and state healthcare programs as a result of an investigation arising out of such action. We cannot assure you that we will not become subject to such litigation. Any violations of these laws, or any action against us for violation of these laws, even if we successfully defend against it, could harm our reputation, be costly to defend and divert management’s attention from other aspects of our business. Similarly, if the physicians or other providers or entities with which we do business are found to have violated abuse laws, they may be subject to sanctions, which could also have a negative impact on us.

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

Fluctuations in our operating results may lead to fluctuations, including declines, in our share price. Our operating results and our share price may fluctuate from period to period due to a variety of factors, including:

•	demand by physicians, other medical staff and patients for our Microcyn-based products;

•	reimbursement decisions by third-party payors and announcements of those decisions;

•	clinical trial results and publication of results in peer-reviewed journals or the presentation at medical conferences;

•	the inclusion or exclusion of our Microcyn-based products in large clinical trials conducted by others;

•	actual and anticipated fluctuations in our quarterly financial and operating results;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	issues in manufacturing our product candidates or products;

•	new or less expensive products and services or new technology introduced or offered by our competitors or us;

•	the development and commercialization of product enhancements;

•	changes in the regulatory environment;

•	delays in establishing new strategic relationships;

•	costs associated with collaborations and new product candidates;

•	introduction of technological innovations or new commercial products by us or our competitors;

•	litigation or public concern about the safety of our product candidates or products;

•	changes in recommendations of securities analysts or lack of analyst coverage;

•	failure to meet analyst expectations regarding our operating results;

•	additions or departures of key personnel; and

•	general market conditions.

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

Our stockholders may experience substantial dilution in the value of their investment if we issue additional shares of our capital stock or other securities convertible into common stock.

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

ITEM 2.  Properties

We currently lease approximately 12,000 square feet of office, research and manufacturing space in Petaluma, California, which serves as our principal executive offices. We also leased 8,534 square feet of office space in an adjacent building for research and development.  The lease was scheduled to expire on September 30, 2007. On September 13, 2007, we entered into Amendment No. 4 to the property lease agreement for our facility in Petaluma, California. The amendment extended the lease expiration date to September 30, 2010. On May 18, 2009, we entered into Amendment No. 5 for our facility in Petaluma, California. Pursuant to the amendment, we agreed to surrender 8,534 square feet of office space and extended the lease expiration on the remaining lease to September 30, 2011.

We lease approximately 12,000 square feet of office and manufacturing space and approximately 5,000 square feet of warehouse space in Zapopan, Mexico, under leases that were set to expire in April 2011 and April 2010, respectively. On May 1, 2010, we extended the lease on the office and manufacturing space to April 2013, and on May 1, 2010, we extended the lease on the warehouse space to April 2011.  We lease approximately 5,000 square feet of office space and approximately 14,000 square feet of manufacturing and warehouse space in Sittard, the Netherlands, under a lease that was scheduled to expire on January 31, 2009. On February 15, 2008, we extended this lease to January 2011 and on February 1, 2009 we amended this lease to expire on September 1, 2009. On August 17, 2009, we entered into a one year lease for 800 square feet of sales office space in Herten, the Netherlands.  The lease will automatically renew on August 17, 2010.  As we expand, we may need to establish manufacturing facilities in other countries.

We believe that our properties will be adequate to meet our needs through March 31, 2011.

ITEM 3.  Legal Proceedings

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

From time to time, we are involved in legal matters arising in the ordinary course of business including matters involving proprietary technology. While we believe that such matters are currently not material, there can be no assurance that matters arising in the ordinary course of business for which we are or could become involved in litigation, will not have a material adverse effect on our business, financial condition or results of operations.

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Capital Market under the symbol “OCLS” and has been trading since our initial public offering on January 25, 2007. The following table sets forth the range of high and low sales prices for our common stock, based on the last daily sale, in each of the quarters since our stock began trading:

	Year Ended March 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Stock price-high	$4.91	$3.45	$2.33	$2.69
Stock price-low	$1.01	$3.02	$1.39	$1.75

	Year Ended March 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Stock price-high	$5.18	$3.24	$1.74	$1.74
Stock price-low	$2.41	$1.70	$0.40	$0.90

Holders

As of May 26, 2010, we had approximately 613 holders of record of our common stock. Holders of record include nominees who may hold shares on behalf of multiple owners.

Dividends

We have never declared or paid any cash dividends on our capital stock, and we do not currently intend to pay any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the three months ended March 31, 2010, we did not sell equity securities that were not registered under the Securities Act.

ITEM 6.  Selected Financial Data

As a Smaller Reporting Company, as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

We are a commercial, health care company that develops, manufactures and markets a family of tissue care products, based on our platform called Microcyn Technology, intended to prevent and treat infections in open wounds and in skin care  and through a unique and separate mechanism of action, enhance healing while reducing the need for antiobiotics.   Microcyn Technology is a non-irritating oxychlorine compound designed to treat a wide range of pathogens, including antibiotic-resistant strains of bacteria, viruses, fungi and spores.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to exercise its judgment. We exercise considerable judgment with respect to establishing sound accounting policies and in making estimates and assumptions that affect the reported amounts of our assets and liabilities, our recognition of revenues and expenses, and disclosure of commitments and contingencies at the date of the consolidated financial statements.

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

A description of significant accounting policies that require us to make estimates and assumptions in the preparation of our consolidated financial statements is as follows:

Stock-based Compensation
We account for share-based awards exchanged for employee services at the estimated grant date fair value of the award. We estimate the fair value of employee stock awards using the Black-Scholes option pricing model. We amortize the fair value of employee stock options on a straight-line basis over the requisite service period of the awards.  Compensation expense includes the impact of an estimate for forfeitures for all stock options.

We account for equity instruments issued to non-employees at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instrument vests or becomes non-forfeitable. Non-employee stock-based compensation charges are amortized over the vesting period or as earned.

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

Our treatment for recognizing revenue related to distributors that have the inability to provide inventory or product sell-through reports on a timely basis, is to defer and recognize revenue when payment is received.  We believe the receipt of payment is the best indication of product sell-through.  We have entered into distribution agreements in Europe. Recognition of revenue and related cost of revenue from product sales is deferred until the product is sold from the distributors to their customers.

Service revenues are recorded upon performance of the service contracts. Revenues generated from testing contracts are recorded when the test is completed and the final report is sent to the customer.

Inventory

Inventories are stated at the lower of cost, cost being determined on a standard cost basis (which approximates actual cost on a first-in, first-out basis), or market.  Due to changing market conditions, estimated future requirements, age of the inventories on hand and production of new products, we regularly reviews inventory quantities on hand and records a provision to write down excess and obsolete inventory to its estimated net realizable value.

Income Taxes

We are required to determine the aggregate amount of income tax expense or loss based upon tax statutes in jurisdictions in which we conduct business. In making these estimates, we adjust our results determined in accordance with generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities resulting from these differences, are reflected on our balance sheet for temporary differences in loss and credit carryforwards that will reverse in subsequent years. We also establish a valuation allowance against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. Valuation allowances are based, in part, on predictions that management must make as to our results in future periods. The outcome of events could differ over time which would require that we make changes in our valuation allowance.

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

Recent Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Codification or ASC 815-40 “Contracts in Entity’s own Equity.” This issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock. This issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We have included the impact of ASC 815-40 in our  consolidated financial statements for the year ended March 31, 2010.

In April 2009, the FASB issued ASC 820-10-65 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards ASC 820-10 “Fair Value Measurements”. This is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption has no impact on our consolidated financial statements.

In April 2009, the FASB issued ASC 825, “Financial Instruments.” This standard extends the disclosure requirements concerning the fair value of financial instruments to interim financial statements of publicly traded companies. This guidance is effective for interim or annual financial periods ending after June 15, 2009, and as such, became effective in the quarter ended June 30, 2009. The adoption of ASC 825 had no material impact on our consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued guidance now codified as ASC Topic 855, “Subsequent Events.” ASC Topic 855 establishes standards for the disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. ASC Topic 855 introduces the concept of financial statements being “available to be issued.” It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. We adopted ASC Topic 855 for the period ended June 30, 2009. The adoption of ASC Topic 855 had no impact on our consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued Accounting Standards Update, or ASU No. 2010-6, “Improving Disclosures About Fair Value Measurements,” which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair- value measurements. ASU 2010-6 is effective for fiscal years beginning after December 15, 2009.  The adoption of this ASU will not have an impact on our consolidated financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09, "Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements." ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance. The adoption of this standard had no effect on our consolidated financial position or results of operations.

In March 2010, the FASB issued ASU No. 2010-17, Revenue Recognition— Milestone Method (Topic 605): Milestone Method of Revenue Recognition.This standard  provides that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved. Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement. To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement. No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement. The new standard is effective for interim and annual periods beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard did not have any impact on the Company’s consolidated financial position and results of operations.

Other accounting standards that have been issued or proposed by the FASB, the Emerging Issues Task Force, the SEC and or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Comparison of the Year Ended March 31, 2010 and 2009

Revenues

Total revenues were $7,364,000 during the year ended March 31, 2010, up 37%, compared to $5,388,000 in the prior year period. Product revenue increased $1,883,000, or 43%, compared to the same period last year primarily due to higher sales in the U.S., Europe, Mexico, China, Middle East and India.  Adjusted for the 10% drop in the value of the peso during the year ended March 31, 2010, product growth in Mexico would have been 30% and worldwide product growth would have been 51%.  Increased revenue related to the sale of our 240-milliliter presentation in Mexico, sold primarily to pharmacies, was the result of increased demand from the swine flu epidemic in Mexico and normal sales growth.  Unit sales of our 240-milliliter presentation in Mexico for the year ended March 31, 2010, increased 25% to a monthly average of 40,000 units, up from 32,000 in the same period last year; unit sales of our 5-liter presentation increased 12%, partially offset by lower selling prices.  Europe/Rest of World revenue increased $378,000, up 45%, over the prior year with higher sales from China, India, Netherlands, Slovakia, Singapore and Middle East.  Product revenue in the U.S. in the year ended March 31, 2010 increased $898,000 with strong increases in human and animal wound care, primarily related to television advertising and other sales initiatives sponsored by our strategic partner Innovacyn, Inc. and payments from Union Springs Pharmaceuticals for sales related to MyClyns, a first-responder, germ protection spray.

The following table shows our product revenues by geographic region (in thousands):

	Year Ended March 31,
	2010	2009	Increase	Increase
U.S.	$1,196,000	$298,000	$898,000	301%
Europe/Rest of World	1,222,000	844,000	378,000	45%
Mexico	3,880,000	3,273,000	607,000	19%
Total	$6,298,000	$4,415,000	$1,883,000	43%

Service revenue was $93,000 higher when compared to the same period last year due to an increase in the number of tests provided by our services business.

Gross Profit

We reported gross profit from our Microcyn-based products business of $3,665,000, or 58% of product revenues, during the year ended March 31, 2010, compared to a gross profit of $2,742,000, or 62%, in the prior year period. Our margins in Mexico improved to 79% during the year ended March 31, 2009, compared to 75% in the prior year period with a higher unit volume in the first quarter of fiscal year 2010 due to increased sales related to the swine flu epidemic. During the year ended March 31, 2010, gross margins in Europe and U.S. were relatively low as we have been transferring our manufacturing from Europe to the U.S., sustaining costs in multiple locations, and incurring severance and higher shipping costs in the European cost of goods sold.

Research and Development Expense

Research and development expense declined $4,256,000, or 68%, to $1,996,000 for the year ended March 31, 2010, compared to $6,252,000 in the prior year period. Most of the decrease was attributed to the elimination of the larger clinical team and related expenses during the year ended March 31, 2009, which supported the completion of the Phase II clinical trial. As a result of shifting our strategy to commercializing and growing our product revenues, we significantly reduced the number of people in research and development and clinical activities.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased $3,959,000, or 29%, to $9,898,000 during the year ended March 31, 2010, from $13,857,000 during the year ended March 31, 2009. Primarily, this decrease was due to an $833,000 reduction in stock compensation charges, lower legal and accounting fees and an overall reduction in headcount and related expenses. These decreases were partially offset by higher sales and marketing expenses associated with our wound care product launches in the U.S. and Mexico.

Interest income and expense and other income and expense, net

Interest expense decreased $428,000 to $9,000 for the year ended March 31, 2010, from $437,000 in the prior year period, due to the decreased interest payments on debt over the prior year period and $304,000 related to the amortization of debt issue costs in the prior year period. Total outstanding debt decreased to $314,000 at March 31, 2010, from $329,000 at March 31, 2009. Interest income decreased $150,000 from the prior year period, primarily due to a decline in our interest bearing cash balances.

Other income and expense, net decreased $4,000 to net other expense of $60,000 for the year ended March 31, 2010, from other expense of $64,000 for the same period last year.

Derivative liability

During the year ended March 31, 2010 we incurred an increase in the fair value of our derivative liabilities of $149,000 and as a result we recorded this amount as a loss for the period.  For the year ended March 31, 2009 we did not record a loss or gain related to derivative liabilities.

Net Loss

Net loss for the year ended March 31, 2010 was $8,232,000, down $9,424,000 from $17,656,000 for the same period in the prior year. Stock compensation expense for the year ended March 31, 2010 and 2009 was $1,432,000 and $2,263,000, respectively.   Also, our loss on our derivative instruments of $149,000 was a non-cash charge.

Liquidity and Capital Resources

We incurred a net loss of $8,232,000 for the year ended March 31, 2010. At March 31, 2010, our accumulated deficit amounted to $117,037,000. We had working capital of $6,315,000 as of March 31, 2010. In the future, we may raise additional capital from external sources in order to continue the longer term efforts contemplated under our business plan. We expect to continue incurring losses for the foreseeable future and may raise additional capital to pursue our product development initiatives, penetrate markets for the sale of our products and continue as a going concern. We cannot provide any assurance that we will raise additional capital. Our management believes that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means; however, we have not secured any commitment for new financing at this time.

Sources of Liquidity

As of March 31, 2010, we had cash and cash equivalents of $6,258,000. Since our inception, substantially all of our operations have been financed through sales of equity securities. Other sources of financing that we have used to date include our revenues, as well as various loans.

Since our inception, substantially all of our operations have been financed through the sale of $114,440,000 (net proceeds) of our common and convertible preferred stock. This includes:

•	net proceeds $21,936,000 raised in our initial public offering on January 30, 2007;
•	net proceeds of $9,124,000 raised in a private placement of common shares on August 13, 2007;
•	net proceeds of $12,613,000 raised through a registered direct placement from March 31, 2008 to April 1, 2008;
•	net proceeds of $1,514,000 raised through a private placement on February 6, 2009;
•	net proceeds of $948,000 from a private placement on February 24, 2009;
•	net proceeds of $2,000,000 from a private placement on June 1, 2009;
•	net proceeds of $5,411,000 from a registered direct offering on July 30, 2009; and
•	$4,223,000 received from the exercise of common stock purchase warrants and options during the year ended March 31, 2010.

In June 2006, we entered into a loan and security agreement with a financial institution to borrow a maximum of $5,000,000. Under this facility we borrowed $4,182,000, of which $1,829,000 was paid in the year ended March 31, 2009. The loan was repaid in full at March 31, 2009.

On May 1, 2010, we entered into a loan and security agreement with a financial institution to borrow a maximum of $3,000,000.  On May 3, 2010, we borrowed $2,000,000 under this facility.

Cash Flows

As of March 31, 2010, we had unrestricted cash and cash equivalents of $6,258,000 compared to $1,921,000 at March 31, 2009.

Net cash used in operating activities during the year ended March 31, 2010 was $6,639,000, primarily due to the $8,232,000 net loss for the period along with increases in accounts receivables and inventory, offset in part by non-cash charges, including $149,000 loss on the fair value of derivative instruments, $1,432,000 of stock-based compensation, and $433,000 of depreciation and amortization.

Net cash used in operating activities during the year ended March 31, 2009 was $16,832,000, primarily due to the $17,656,000 net loss for the period, and to a $1,332,000 decrease in accounts payable, primarily the result of payments made for the placement agent fee related to our registered direct offering in March 2008 that were paid subsequent to March 31, 2008, and a $1,588,000 decrease in accrued expenses, related mostly to accrued bonuses earned during the fiscal year ended March 31, 2008. These uses of cash were offset in part by non-cash charges during the year ended March 31, 2009, including $2,263,000 of stock-based compensation, $768,000 of depreciation and amortization, $304,000 of non-cash interest expense, and $235,000 of loss on the disposal of capital equipment.

Net cash used in investing activities was $184,000 and $424,000 for the year ended March 31, 2010 and 2009, respectively, primarily for the purchase of equipment.

Net cash provided by financing activities was $11,084,000 for the year ended March 31, 2010. We received net proceeds from the sale of common stock during this period of $7,155,000.  Additionally, we received proceeds of $4,223,000 related to the exercise of common stock purchase warrants and stock options.  Net cash provided by financing activities was $376,000 for the year ended March 31, 2009. Common stock was issued resulting in net proceeds of $2,499,000 and outstanding debt in the amount of $2,119,000 was paid during the year ended March 31, 2009.

Contractual Obligations

As of March 31, 2010, we had contractual obligations as follows (long-term debt and capital lease amounts include principal payments only) (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	After 3 Years
Long-term debt	$314	$204	$95	$15
Operating leases	397	289	108	—
Total	$711	$493	$203	$15

On May 1, 2010, we entered into a Loan and Security Agreement and a Supplement to the Loan and Security Agreement with Venture Lending & Leasing , Inc. to borrow up to an aggregate of $3,000,000 (collectively, the “Agreements”).  On May 3, 2010, we borrowed $2,000,000.

We lease approximately 12,000 square feet of office and manufacturing space and approximately 5,000 square feet of warehouse space in Zapopan, Mexico, under leases that were set to expire in April 2011 and April 2010, respectively. On May 1, 2010, we extended the lease on the office and manufacturing space to April 2013, and on May 1, 2010, we extended the lease on the warehouse space to April 2011.  In connection with the lease extensions, we will incur additional payments of $211,000, of which $22,000 will be paid in less than one year and $189,000 will be paid in years one to three.

Future principal payments related to the loan and payments related to the lease extension are as follows:

	PaymentsDue by Period
	Total	Less Than 1 Year	1-3 Years
Long-term debt	$2,000	$358	$1,642
Operating leases	211	22	189
Total	$2,211	$380	$1,831

Operating Capital and Capital Expenditure Requirements

We incurred a net loss of $8,232,000 for the year ended March 31, 2010. At March 31, 2010 and 2009, our accumulated deficit amounted to $117,037,000 and $108,482,000, respectively. At March 31, 2010, our working capital amounted to $6,315,000.

We may raise additional capital from external sources in order to continue the longer term efforts contemplated under our business plan. We expect to continue incurring losses for the foreseeable future and may raise additional capital to pursue our product development initiatives, to penetrate markets for the sale of our products.

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

We have audited the accompanying consolidated balance sheets of Oculus Innovative Sciences, Inc. and Subsidiaries (the “Company”) as of March 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oculus Innovative Sciences, Inc. and Subsidiaries, as of March 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

New York, NY
June 8, 2010

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,
	2010	2009
	(In thousands, except share and per share amounts)
ASSETS

Current assets:
Cash and cash equivalents	$6,258	$1,921
Accounts receivable, net	1,416	923
Inventory, net	565	340
Prepaid expenses and other current assets	811	758
Total current assets	9,050	3,942
Property and equipment, net	1,108	1,432
Other assets	60	73
Total assets	$10,218	$5,447

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$981	$1,565
Accrued expenses and other current liabilities	1,078	853
Current portion of long-term debt	204	255
Current portion of capital lease obligations	—	6
Derivative liability	472	—
Total current liabilities	2,735	2,679
Deferred revenue	328	425
Long-term debt, less current portion	110	74
Total liabilities	3,173	3,178
Commitments and Contingencies
Stockholders’ Equity
Convertible preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued and outstanding at March 31, 2010 and 2009	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 26,161,428 and 18,402,820 shares issued and outstanding at March 31, 2010 and 2009, respectively	3	2
Additional paid-in capital	127,067	113,803
Accumulated other comprehensive loss	(2,988)	(3,054)
Accumulated deficit	(117,037)	(108,482)
Total stockholders’ equity	7,045	2,269
Total liabilities and stockholders’ equity	$10,218	$5,447

The accompanying footnotes are an integral part of these consolidated financial statements.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended March 31,
	2010	2009
	(In thousands, except per share amounts)
Revenues
Product	$6,298	$4,415
Service	1,066	973
Total revenues	7,364	5,388
Cost of revenues
Product	2,633	1,673
Service	853	913
Total cost of revenues	3,486	2,586
Gross profit	3,878	2,802
Operating expenses
Research and development	1,996	6,252
Selling, general and administrative	9,898	13,857
Total operating expenses	11,894	20,109
Loss from operations	(8,016)	(17,307)
Interest expense	(9)	(437)
Interest income	2	152
Loss due to change in fair value of derivative instruments	(149)	—
Other income (expense), net	(60)	(64)
Net loss	$(8,232)	$(17,656)
Net loss per common share: basic and diluted	$(0.36)	$(1.09)
Weighted-average number of shares used in per common share calculations:
Basic and diluted	22,993	16,221
Other comprehensive loss, net of tax
Net loss	$(8,232)	$(17,656)
Foreign currency translation adjustments	66	(279)
Comprehensive loss	$(8,166)	$(17,935)

The accompanying footnotes are an integral part of these consolidated financial statements.

OCULUS INNOVATIVE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
	Common Stock		Additional	Other
	($0.0001 par Value)		Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	(Loss)	Deficit	Total
	(In thousands, except share and per share amounts)
Balance, March 31, 2008	15,905,613	$2	$109,027	$(2,775)	$(90,826)	$15,428
Issuance of common stock in connection with April 1, 2008 closing of offering, net of commissions, expenses and other offering costs	18,095	—	36	—	—	36
Issuance of common stock in connection with February 6, 2009 offering, net of commissions, expenses and other offering costs	1,499,411	—	1,514	—	—	1,514
Issuance of common stock in connection with February 24, 2009 offering, net of commissions, expenses and other offering costs	854,701	—	948	—	—	948
Issuance of common stock in connection with exercise of stock options	105,000	—	15	—	—	15
Issuance of common stock for services	20,000	—	21	—	—	21
Employee stock-based compensation expense, net of forfeitures	—	—	2,136	—	—	2,136
Fair value of common stock purchase warrants issued to non-employees	—	—	106	—	—	106
Foreign currency translation adjustment	—	—	—	(279)	—	(279)
Net loss	—	—	—	—	(17,656)	(17,656)
Balance, March 31, 2009	18,402,820	$2	$113,803	$(3,054)	$(108,482)	$2,269
Issuance of common stock in connection with June 1, 2009 closing of offering, net of commissions, expenses and other offering costs	1,709,402	—	2,000	—	—	2,000
Issuance of common stock in connection with July 30, 2009 offering, net of commissions, expenses and other offering costs	2,454,000	1	5,154	—	—	5,155
Issuance of common stock in connection with exercise of stock purchase warrants	2,193,959	—	3,975	—	—	3,975
Issuance of common stock in connection with exercise of stock options	663,592	—	248	—	—	248
Issuance of common stock for accounts payable obligations	230,602	—	455	—	—	455
Issuance of common stock for services	491,096	—	567	—	—	567
Issuance of restricted stock units from the 2006 Stock Incentive Plan	15,957	—	29	—	—	29
Employee stock-based compensation expense, net of forfeitures	—	—	836	—	—	836
Foreign currency translation adjustment	—	—	—	66	—	66
Cumulative effect adjustment to retained earnings related to derivative liabilities	—	—	—	—	(323)	(323)
Net loss	—	—	—	—	(8,232)	(8,232)
Balance, March 31, 2010	26,161,428	$3	$127,067	$(2,988)	$(117,037)	$7,045

The accompanying footnotes are an integral part of these consolidated financial statements.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2010	2009
	(In thousands)
Cash flows from operating activities
Net loss	$(8,232)	$(17,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	433	768
Provision for doubtful accounts	61	29
Provision for obsolete inventory	184	39
Stock-based compensation	1,432	2,263
Change in fair value of derivative liability	149	—
Non-cash interest expense	—	304
Foreign currency transaction (gains) losses	(97)	64
Loss on disposal of assets	169	235
Changes in operating assets and liabilities:
Accounts receivable	(453)	(379)
Inventories	(388)	(177)
Prepaid expenses and other current assets	190	598
Accounts payable	(163)	(1,332)
Accrued expenses and other liabilities	76	(1,588)
Net cash used in operating activities	(6,639)	(16,832)
Cash flows from investing activities:
Purchases of property and equipment	(141)	(393)
Long-term deposits	(43)	(31)
Net cash used in investing activities	(184)	(424)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	7,155	2,499
Proceeds from issuance of common stock upon exercise of stock options and warrants	4,223	15
Principal payments on debt	(288)	(2,119)
Payments on capital lease obligations	(6)	(19)
Net cash provided by financing activities	11,084	376
Effect of exchange rate on cash and cash equivalents	76	(22)
Net increase (decrease) in cash and cash equivalents	4,337	(16,902)
Cash and cash equivalents, beginning of year	1,921	18,823
Cash and cash equivalents, end of year	$6,258	$1,921
Supplemental disclosure of cash flow information:
Cash paid for interest	$9	$154
Obligations settled with common stock	$455	$—
Non-cash operating and financing activities:
Insurance premiums financed	$184	$250
Non-cash investing and financing activities:
Equipment financed	$157	$—

The accompanying footnotes are an integral part of these consolidated financial statements.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — The Company

Organization

Oculus Innovative Sciences, Inc. (the “Company”) was incorporated under the laws of the State of California in April 1999 and was reincorporated under the laws of the State of Delaware in December 2006. The Company’s principal office is located in Petaluma, California.  The Company develops, manufactures and markets a family of tissue care products to treat infections and, through a separate mechanism of action, enhance healing while reducing the need for antibiotics.  The Company’s platform technology, called Microcyn®, is a proprietary solution of electrically charged oxychlorine small molecules designed to treat a wide range of organisms that cause disease (pathogens).

NOTE 2 — Liquidity and Financial Condition

The Company incurred a net loss of $8,232,000 for the year ended March 31, 2010. At March 31, 2010, the Company’s accumulated deficit amounted to $117,037,000. The Company had working capital of $6,315,000 as of March 31, 2010. The Company may raise additional capital from external sources in order to continue the longer term efforts contemplated under its business plan. The Company expects to continue incurring losses for the foreseeable future and may raise additional capital to pursue its product development initiatives, penetrate markets for the sale of its products and continue as a going concern.

On June 1, 2009, the Company issued the final tranche from the February 24, 2009 private placement (Note 13). The issuance comprised of an aggregate of 1,709,402 shares of common stock at a purchase price of $1.17 per share, Series A Warrants to purchase an aggregate of 1,000,000 shares of common stock and Series B Warrants to purchase an aggregate of 1,333,333 shares of common stock to the Investors pro rata to the investment amount of each Investor. The Company received $2,000,000 in connection with this transaction.

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

During the year ended March 31, 2010, the Company received $4,223,000 in connection with the exercise of 2,193,959 common stock purchase warrants and the exercise of 663,592 employee stock options.

On May 1, 2010, the Company entered into a Loan and Security Agreement and a Supplement to the Loan and Security Agreement with Venture Lending & Leasing , Inc. to borrow up to an aggregate of $3,000,000 (collectively, the “Agreements”).  The Agreements provide for a first tranche of $2,000,000 and, upon meeting certain milestones, the Company may borrow a second tranche of $1,000,000. The loan is secured by the all assets of the Company excluding intellectual property under certain circumstances. On May 3, 2010, the Company borrowed $2,000,000 on the first tranche. The cash interest or “streaming” rate on the loan is 10%. For the first eight payments, the Company will make monthly payments of interest only set at $16,660 through December 1, 2010. Thereafter, the Company will make interest and principal payments of $75,000 per month through June 1, 2013. Additionally, the Company will make a final balloon payment of $132,340 on June 1, 2013 (Note 18).

The Company currently anticipates that its cash and cash equivalents will be sufficient to meet its working capital requirements to continue its sales and marketing and research and development through at least April 1, 2011. However, in order to execute the Company’s long-term Microcyn product development strategy and to penetrate new and existing markets, the Company may need to raise additional funds, through public or private equity offerings, debt financings, corporate collaborations or other means. The Company may raise additional capital to pursue its product development initiatives and penetrate markets for the sale of its products.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Significant estimates and assumptions include reserves and write-downs related to receivables and inventories, deferred taxes and related valuation allowances and valuation of equity and derivative instruments.

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

The selling prices of all goods that the Company sells are fixed, and agreed to with the customer, prior to shipment. Selling prices are generally based on established list prices. The Company does not customarily permit its customers to return any of its products for monetary refunds or credit against completed or future sales. The Company, from time to time, may replace expired goods on a discretionary basis. The Company records these types of adjustments, when made, as a reduction of revenue. Sales adjustments were insignificant during the years ended March 31, 2010 and 2009.

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

License revenue is generated through agreements with strategic partners for the commercialization of Microcyn products. The terms of the agreements sometimes include non-refundable upfront fees. The Company analyzes multiple element arrangements to determine whether the elements can be separated. Analysis is performed at the inception of the arrangement and as each product is delivered. If a product or service is not separable, the combined deliverables are accounted for as a single unit of accounting and recognized over the performance obligation period.

Assuming the elements meet the criteria for separation and all other revenue requirements for recognition, the revenue recognition methodology prescribed for each unit of accounting is summarized below:

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

Sales Tax and Value Added Taxes

The Company accounts for sales taxes and value added taxes imposed on its goods and services on a net basis.

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

The Company grants credit to its business customers, which are primarily located in Mexico, Europe and the United States. Collateral is generally not required for trade receivables. The Company maintains allowances for potential credit losses. Three customers represented a total of 42% of the net accounts receivable balance, and two customers represented 29% of the net accounts receivable balance at March 31, 2010 and 2009, respectively. During the years ended March 31, 2010 and 2009, three customers represented 23% of sales, and three customers represented 21% of sales, respectively, of which two out of three customers were the same in both years

Accounts Receivable

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts, and sales returns. Estimates for cash discounts and sales returns are based on analysis of contractual terms and historical trends.

The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Other factors that the Company considers include its existing contractual obligations, historical payment patterns of its customers and individual customer circumstances, an analysis of days sales outstanding by customer and geographic region, and a review of the local economic environment and its potential impact on government funding and reimbursement practices. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts at March 31, 2010 and 2009 represents probable credit losses in the amounts of $96,000 and $51,000, respectively.

Inventories

Inventories are stated at the lower of cost, cost being determined on a standard cost basis (which approximates actual cost on a first-in, first-out basis), or market.

Due to changing market conditions, estimated future requirements, age of the inventories on hand and production of new products, the Company regularly reviews inventory quantities on hand and records a provision to write down excess and obsolete inventory to its estimated net realizable value. The Company recorded reserves to reduce the carrying amounts of inventories to their net realizable value in the amounts of $143,000 and $71,000 at March 31, 2010 and 2009, respectively.

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

The Company measures the fair value of financial assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. The Company uses three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Financial liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2010 Using
	March 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
Liabilities:
Derivative liability - warrants	$472	$—	$—	$472

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

Impairment of Long-Lived Assets

The Company periodically reviews the carrying values of its long lived assets in accordance when events or changes in circumstances would indicate that it is more likely than not that their carrying values may exceed their realizable values, and records impairment charges when considered necessary. Specific potential indicators of impairment include, but are not necessarily limited to:

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

When circumstances indicate that an impairment may have occurred, the Company tests such assets for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of such assets and their eventual disposition to their carrying amounts. In estimating these future cash flows, assets and liabilities are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other such groups. If the undiscounted future cash flows are less than the carrying amount of the asset, an impairment loss, measured as the excess of the carrying value of the asset over its estimated fair value, will be recognized. The cash flow estimates used in such calculations are based on estimates and assumptions, using all available information that management believes is reasonable.  During the years ended March 31, 2010 and 2009, the Company had noted no indicators of impairment.

Research and Development

Research and development expense is charged to operations as incurred and consists primarily of personnel expenses, clinical and regulatory services and supplies. For the years ended March 31, 2010 and 2009, research and development expense amounted to $1,996,000 and $6,252,000, respectively.

Advertising Costs

Advertising costs are expensed are incurred. Advertising costs amounted to $246,000 and $170,000, for the years ended March 31, 2010 and 2009, respectively. Advertising costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Shipping and Handling Costs

The Company classifies amounts billed to customers related to shipping and handling in sale transactions as revenue. Shipping and handling costs incurred are recorded in cost of product revenues. For the years ended March 31, 2010 and 2009, the Company recorded revenue related to shipping and handling costs of $47,000 and $24,000, respectively.

Foreign Currency Reporting

The Company’s subsidiary, OTM uses the local currency (Mexican Pesos) as its functional currency, OIS Europe uses the local currency (Euro) as its functional currency and OIS Japan used the local currency (Yen) as its functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date, and revenue and expense accounts are translated at average exchange rates during the period. Resulting translation adjustments were recorded in accumulated other comprehensive loss in the accompanying consolidated balance sheets at March 31, 2010 and March 31, 2009. On January 20, 2009, the Company dissolved OIS Japan. This transaction resulted in a reclassification adjustment of $96,000 from other comprehensive loss to other income and expense, net, in the accompanying statement of operations for the year ended March 31, 2009.

Foreign currency transaction gains (losses) relate primarily to working capital loans that the Company has made to its subsidiary OIS Japan and trade payables and receivables between subsidiaries OTM and OIS Europe. These transactions are expected to be settled in the foreseeable future. The Company recorded foreign currency transaction gains (losses) of $97,000 and $(64,000) for the years ended March 31, 2010 and 2009, respectively. The related gains (losses) were recorded in other income and expense, net, in the accompanying consolidated statements of operations.

Stock-Based Compensation

The Company accounts for share-based awards exchanged for employee services at the estimated grant date fair value of the award. The Company estimates the fair value of employee stock awards using the Black-Scholes option pricing model. The Company amortizes the fair value of employee stock options on a straight-line basis over the requisite service period of the awards.  Compensation expense includes the impact of an estimate for forfeitures for all stock options.

The Company accounts for equity instruments issued to non-employees at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instrument vests or becomes non-forfeitable. Non-employee stock-based compensation charges are amortized over the vesting period or as earned.

For the years ended March 31, 2010 and 2009, the Company recognized stock-based compensation expense in the accompanying consolidated statements of operations of $1,432,000 and $2,263,000, respectively.

Income Taxes

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

Tax benefits claimed or expected to be claimed on a tax return are recorded in the Company’s consolidated financial statements. A tax benefit from an uncertain tax position is only recognized if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Uncertain tax positions have had no impact on the Company’s consolidated financial condition, results of operations or cash flows.

Comprehensive Loss

Other comprehensive loss includes all changes in stockholders’ equity during a period from non-owner sources and is reported in the consolidated statement of stockholders’ equity. To date, other comprehensive loss consists of changes in accumulated foreign currency translation adjustments. Accumulated other comprehensive losses at March 31, 2010 and 2009 were $2,988,000 and $3,054,000, respectively.

Net Loss Per Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic loss per share for the years ended March 31, 2010 and 2009, excludes potentially dilutive securities because their inclusion would be anti-dilutive.

	Year Ended March 31,
	2010	2009
	(In thousands)
Anti-dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:
Options to purchase common stock	3,987	3,964
Restricted stock units	—	30
Warrants to purchase common stock	9,144	7,056
	13,131	11,050

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company classifies common stock purchase warrants and other free standing derivative financial instruments in classifies as equity if the contracts (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company determined that its freestanding derivatives, which principally consist of warrants to purchase common stock, satisfied the criteria for classification as equity instruments at March 31, 2010 other than certain warrants that contain reset provisions that the Company classified as derivative liabilities as more fully described in Note 11.

Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date these consolidated financial statements were issued.

Recent Accounting Pronouncements

In December 2008, the FASB issued Accounting Standards Codification or ASC 815-40 “Contracts in Entity’s own Equity.” This issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock.. This issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has included the impact of ASC 815-40 in its March 31, 2010 consolidated financial statements (Note 11).

In April 2009, the FASB issued ASC 820-10-65 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards ASC 820-10 “Fair Value Measurements”. This is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted this guidance for its quarter ended June 30, 2009. The adoption has no impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued ASC 825, “Financial Instruments.” This standard extends the disclosure requirements concerning the fair value of financial instruments to interim financial statements of publicly traded companies. This guidance is effective for interim or annual financial periods ending after June 15, 2009, and as such, became effective for the Company in the quarter ended June 30, 2009. The adoption of ASC 825 had no material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued guidance now codified as ASC Topic 855, “Subsequent Events.” ASC Topic 855 establishes standards for the disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. ASC Topic 855 introduces the concept of financial statements being “available to be issued.” It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The Company adopted ASC Topic 855 for the period ended June 30, 2009. The adoption of ASC Topic 855 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued Accounting Standards Update or ASU No. 2010-6, “Improving Disclosures About Fair Value Measurements,” which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair- value measurements. ASU No. 2010-6 is effective for fiscal years beginning after December 15, 2009.  The adoption of this ASU will not have an impact on the Company’s results of operations.

In February 2010, the FASB issued ASU No. 2010-09, "Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements." ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASC No. 2010-09 was effective upon issuance. The adoption of this standard had no effect on the Company’s consolidated financial position or results of operations.

In March 2010, the FASB issued ASU No. 2010-17, “Revenue Recognition— Milestone Method (Topic 605): Milestone Method of Revenue Recognition”. This standard  provides that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved. Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement. To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement. No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement. The new standard is effective for interim and annual periods beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard will not have any impact on the Company’s consolidated financial position and results of operations.

Other accounting standards that have been issued or proposed by the FASB, the EITF, the SEC and or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 4 — Accounts Receivable

Accounts receivable consists of the following (in thousands):

	March 31,
	2010	2009
Accounts receivable	$1,512	$974
Less: allowance for doubtful accounts	(96)	(51)
	$1,416	$923

Allowance for doubtful accounts activities are as follows (in thousands):

Year Ended March 31	Balance at Beginning of Year	Additions Charged to Operations	Deductions Write-Offs	Balance at End of Year

2009	$31	$29	$(9)	$51
2010	$51	$61	$(16)	$96

NOTE 5 — Inventories

Inventories consist of the following (in thousands):

	March 31,
	2010	2009
Raw materials	$406	$277
Finished goods	302	134
	708	411
Less: inventory allowances	(143)	(71)
	$565	$340

Reserve for obsolete inventories activities are as follows (in thousands):

Year Ended March 31	Balance at Beginning of Year	Additions Charged to Cost of Product Revenues	Deductions Write-Offs	Balance at End of Year
2009	$208	$39	$(176)	$71
2010	$71	$184	$(112)	$143

NOTE 6 — Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,
	2010	2009
Prepaid expenses	$590	$657
Value Added Tax receivable	31	23
Other current assets	190	78
	$811	$758

NOTE 7 — Property and Equipment

Property and equipment consists of the following (in thousands):

	March 31,
	2010	2009
Manufacturing, lab, and other equipment	$2,470	$3,067
Office equipment	388	421
Furniture and fixtures	52	60
Leasehold improvements	275	252
	3,185	3,800
Less: accumulated depreciation and amortization	(2,077)	(2,368)
	$1,108	$1,432

Property and equipment includes $118,000 and $186,000 of equipment purchases that were financed under capital lease obligations as of March 31, 2010 and 2009, respectively (Note 10). The accumulated amortization on these assets amounted to $115,000 and $181,000 as of March 31, 2010 and 2009, respectively.

Depreciation and amortization expense (including amortization of leased assets) amounted to $433,000 and $768,000 for the years ended March 31, 2010 and 2009, respectively.

During the years ended March 31, 2010 and 2009, the Company incurred losses on the disposal of assets in the amount of $169,000 and $235,000, respectively.  These amounts are recorded as operating expenses in the accompanying consolidated statements of operations.

NOTE 8 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31
	2010	2009
Salaries and related costs	$467	$394
Professional fees	143	90
Value Added Tax payable	140	90
Deferred revenue	318	272
Other	10	7
	$1,078	$853

NOTE 9 — Long-Term Debt

On May 1, 1999, the Company issued a note payable in the amount of $64,000 with interest at 8% per annum.  The final payment in the amount of $23,000 was paid on January 5, 2010.

From February 2005 to March 2006, the Company issued various notes for aggregate principal amounting to $182,000 with interest rates ranging from 6.25% to 14.44% per annum. The proceeds of these notes were used to purchase automobiles and software. The Company made principal payments on these notes of $28,000 and $48,000, during the years ended March 31, 2010 and 2009, respectively. Aggregate interest expense under these obligations amounted to $2,000 and $6,000 for the years ended March 31, 2010 and 2009, respectively. These notes were payable in aggregate monthly installments of $3,700 including interest through March 14, 2011. The remaining balance of these notes amounted to $10,000 at March 31, 2010, which is included in the current portion of long-term debt in the accompanying consolidated balance sheet.

On June 14, 2006, the Company entered into a credit facility providing it with up to $5,000,000 of available credit. The facility permitted the Company to borrow up to a maximum of $2,750,000 for growth capital, $1,250,000 for working capital based on eligible accounts receivable and $1,000,000 in equipment financing. In June 2006, the Company drew an aggregate of $4,182,000 of borrowings under this facility. These borrowings were payable in 30 to 33 fixed monthly installments with interest at rates ranging from 12.4% to 12.7% per annum, with the final due payment on March 31, 2009. The Company issued the lender warrants to purchase up to 71,521 shares of its Series B convertible preferred stock upon originating the loan which automatically converted into warrants to purchase 71,521 shares of the Company’s common stock at the closing of the Company’s initial public offering on January 30, 2007. The aggregate fair value of all warrants issued to the lender under this arrangement amounted to $1,046,000 (Note 13). This amount was recorded as debt issuance costs and was amortized as interest expense over the term of the credit facility. For the year ended March 31, 2009, the Company recorded $304,000 of non-cash interest expense related to the amortization of debt issuance costs. In connection with these notes, for the year ended March 31, 2009, the Company made principal payments of $1,829,000. Additionally, for the year ended March 31, 2009, the Company made interest payments of $133,000. The final payment was made in connection with this facility on March 31, 2009. This facility is expired and therefore the Company does not have the ability to borrow against this facility in the future.

On May 21, 2006, the Company entered into a note agreement for $69,000 with interest at the rate of 7.94% per annum. This note is related to the purchase of an automobile. This note is payable in sixty monthly installments of $1,200. The Company made principal payments of $14,000 and $10,800 during the years ended March 31, 2010 and 2009, respectively. Additionally, the Company made interest payments of $1,000 and $3,700 during the years ended March 31, 2010 and 2009, respectively.  On October 7, 2009, the remaining note balance of $27,000 was terminated in connection with a trade-in transaction on a new vehicle.

On April 12, 2007, the Company entered into a note agreement to purchase an automobile for $75,800 with interest at the rate of 7.75% per annum. This note is payable in monthly installments of $1,500. During the years ended March 31, 2010 and 2009, the Company made principal payments of $12,000 and $13,900, respectively. Additionally, during the years ended March 31, 2010 and 2009, the Company made interest payments of $1,000 and $4,500, respectively.  On August 29, 2009, the remaining note balance of $39,000 was terminated in connection with a trade-in transaction on a new vehicle.

On March 1, 2008, the Company entered into a note agreement for $176,600 with an interest rate of 5.6% per annum. The note was used to finance insurance premiums. The note was payable in monthly installments of $14,800 through January 1, 2009. During the year ended March 31, 2009, the Company made interest payments of $4,500. During the year ended March 31, 2009, the Company made principal payments of $143,000. The final payment on this note was made on January 1, 2009.

On January 25, 2009 and February 16, 2009, the Company entered into a note agreement for $250,000 with an interest rate of 4.0% per annum. The notes were used to finance insurance premiums. The notes were payable in monthly installments of $25,500. During the years ended March 31, 2010 and 2009, the Company made interest payments of $2,000 and $1,200, respectively. During the years ended March 31, 2010 and 2009, the Company made principal payments of $176,000 and $74,000. The final payment on these notes was made on October 2, 2009.

On August 29, 2009, the Company entered into a note agreement for principal amounting to $100,000 with an interest rate of 2.90% per annum. This note is associated with financing an automobile. The note is payable in monthly installments of $1,800 through August 29, 2014.  During the year ended March 31, 2010, the Company made principal and interest payments related to this note in the amounts of $11,000 and $2,000, respectively. The remaining balance of this note amounted to $90,000 at March 31, 2010 of which $19,000 is included in the current portion of long-term debt in the accompanying consolidated balance sheet.

On October 7, 2009, the Company entered into a note agreement for principal amounting to $57,000 with an interest rate of 1.0% per annum. This instrument is in connection with financing an automobile. The note is payable in monthly installments of $900 through October 26, 2014.  During the year ended March 31, 2010, the Company made principal payments related to this note in the amount of $4,000. During the year ended March 31, 2010, interest payments related to this note were negligible.  The remaining balance of this note amounted to $50,000 at March 31, 2010 of which $11,000 is included in the current portion of long-term debt in the accompanying consolidated balance sheet.

On March 16, 2010, the Company entered into a note agreement for $184,000 with an interest rate of 4.0% per annum. The note was used to finance insurance premiums. The note is payable in monthly installments of $20,800 through November 16, 2010. During the year ended March 31, 2010, the Company made principal and interest payments of $20,000 and $1,000, respectively.  The remaining balance of this note amounted to $164,000 at March 31, 2010 which is included in the current portion of long-term debt in the accompanying consolidated balance sheet.

A summary of principal payments due in years subsequent to March 31, 2010 is as follows (in thousands):

For Years Ending March 31,
2011	$204
2012	31
2013	31
2014	33
2015	15
Total principal payments	314
Less: current portion	(204)
Long-term portion	$110

NOTE 10 — Capital Lease Obligations

On November 10, 2004, the Company entered into a capital lease under which the present value of the minimum lease payments amounted to $37,000. The present value of the minimum lease payments was calculated using a discount rate of 10%. Lease payments, including amounts representing interest, amounted to $6,000 and $9,000 for the years ended March 31, 2010 and 2009, respectively. The capital leases were paid in full during the year ended March 31, 2010.

The Company recorded interest expense in connection with these lease agreements in the amounts of $1,000 and $1,700 for the years ended March 31, 2010 and 2009, respectively.

NOTE 11 — Derivative Liability

The Company deems financial instruments which do not have fixed settlement provisions to be derivative instruments. The common stock warrants issued with the Company’s August 13, 2007 private placement, and the common stock warrants issued to the placement agent in the transaction, do not have fixed settlement provisions because their exercise prices may be lowered if the Company issues securities at lower prices in the future. The Company was required to include the reset provisions in order to protect the warrant holders from the potential dilution associated with future financings. At issuance, the warrants were recognized as derivative instruments and have since been re-characterized as derivative liabilities. Accordingly, the fair value of these liabilities are re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The derivative liabilities were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	March 31,	April 1,
	2010	2009
Expected Term	2.37 yrs	3.37 yrs
Risk-free interest rate	1.02%	1.15%
Dividend yield	0.00%	0.00%
Volatility	84.0%	84.0%
Warrants outstanding	724,188	953,752
Fair value of warrants	$472,000	$323,000

Effective April 1, 2009 the Company reclassified the fair value of these common stock purchase warrants from stockholders’ equity to liabilities as if these warrants were treated as derivative liabilities since their date of issue. On April 1, 2009, the Company recorded a $323,000 derivative liability and a corresponding charge to its accumulated deficit to recognize the cumulative effects of the transaction. The fair value of the derivative liability increased to $472,000 at March 31, 2010 from $323,000 at April 1, 2009. Accordingly, the Company increased the derivative liability by $149,000 to reflect the change in fair value at March 31, 2010. This amount is included as a change in the fair value of derivative instruments in the accompanying consolidated statement of operations for the year ended March 31, 2010.

NOTE 12 — Commitments and Contingencies

Lease Commitments

The Company has entered into various non-cancelable operating leases, primarily for office facility space, that expire at various times through September 30, 2011.

On September 13, 2007, the Company entered into Amendment No. 4 to the property lease agreement for its facility in Petaluma, California. The amendment extends the lease expiration date to September 30, 2010. On February 1, 2009, the Company amended its property lease agreement for its facility in Sittard, the Netherlands. The amendment shortens the lease period from January 31, 2011 to September 1, 2009. Pursuant to the amendment, by March 31, 2009, the Company agreed to prepay the property owner $96,000 which represented the lease payments for the period of April 1, 2009 to September 1, 2009.  On May 1, 2009, the Company amended its lease for its facility in Petaluma which resulted in a reduction of the Company’s monthly lease payment. Pursuant to the amendment, the Company agreed to surrender 8,534 square feet of office space, extended the lease expiration on the remaining lease to September 30, 2011, provided the property owner with a $50,000 cash payment, and on August 28, 2009 issued the property owner 53,847 shares of the Company’s common stock with a fair value of $70,000 (Note 13).  The Company will amortize the cash payment and the fair value of the common stock issued on a straight-line basis over the remaining term of the lease, or September 30, 2011.

Minimum lease payments for non-cancelable operating leases, including the effects of the lease extension described above, are as follows (in thousands):

For Years Ending March 31,
2011	$289
2012	108
Total minimum lease payments	$397

Rent expense amounted to $499,000 and $628,000 for the years ended March 31, 2010 and 2009, respectively.

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

Due to its liquidity circumstances, QP was unable to sustain operations without the Company’s subordinated financial and management support. Accordingly, QP was deemed to be a variable interest entity and its results were consolidated with the Company’s consolidated financial statements for the period of September 16, 2005 through March 26, 2006, the effective termination date of the distribution and related agreement, without such option having been exercised.

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

Employment Agreements

As of March 31, 2010, the Company had employment agreements in place with five of its key executives. The agreements provide, among other things, for the payment of nine to twenty-four months of severance compensation for terminations under certain circumstances. With respect to these agreements, at March 31, 2010, potential severance amounted to $1,913,000 and aggregated annual salaries amounted to $1,350,000.

On September 4, 2008, the employment agreement of Mr. Mike Wokasch, the Company’s former Chief Operating Officer, was terminated, effective September 5, 2008. In connection with the termination, the Company was required to provide Mr. Wokasch with a lump sum severance payment of $275,000, which was equivalent to one year of his salary. Additionally, pursuant to the employment agreement, upon termination, all non-vested options that were outstanding at the termination date became immediately exercisable. The Company recorded $1,168,000 of stock compensation expense related to the acceleration of the vesting. The options expired one year from the date of termination, on September 5, 2009. The severance and stock compensation expense was recorded as a selling, general and administrative expense in the accompanying consolidated statements of operations for the year ended March 31, 2009. The Company paid the severance on October 10, 2008.

Board Compensation

On April 26, 2007, the Company’s board of directors adopted a Non-Employee Director Compensation Package (the “Compensation Package”) to provide members of the board and its committees with regular compensation. The Compensation Package provides for cash compensation in the amount of $25,000 to each non-employee member of the board of directors, and annual payments ranging from $2,000 to $5,000 for participation on board committees. Employee directors do not receive any form of compensation for their board participation. Additionally, on an annual basis the board members are automatically granted 15,000 stock options. The Company intends to issue stock options to the board members in lieu of cash installments.  In connection with the annual awards, on January 5, 2010, the Company granted 15,000 options to each of five non-employee directors at an exercise price of $1.75 per share which was the closing price of the Company’s common stock on the date of grant.

Related Party Agreements

On January 26, 2009, the Company entered into a commercial agreement with Vetericyn, Inc., a California corporation wholly-owned by the Company’s former director, Robert Burlingame, to market and sells its Vetericyn products. Vetericyn, Inc. later changed its name to V&M Industries and then to Innovacyn, Inc. (“Innovacyn”), which remains wholly-owned by Mr. Burlingame. Additionally, Mr. Burlingame holds a significant position in the Company’s common stock. This agreement was amended on February 24, 2009 and on July 24, 2009. Pursuant to the agreement, the Company provides Innovacyn with bulk product and Innovacyn bottles, packages, and sells Vetericyn products. The Company receives a fixed amount for each bottle of Vetericyn sold by Innovacyn. On September 15, 2009, Innovacyn and the Company again amended this agreement whereby the Company granted Innovacyn a non-exclusive right to market the Company’s Microcyn over-the-counter (“OTC”) liquid and hydrogel products.  The Company manufactures the Microcyn OTC products and will continue to bear all inventory and collection risks related to these sales. Accordingly, the Company records this revenue on the gross basis and records expenses related to Innovacyn’s marketing efforts in selling, general and administrative expenses. In addition, once certain milestones are met by Innovacyn, the Company will share revenue generated by Innovacyn related to Vetericyn and Microcyn OTC sales. During the years ended March 31, 2010 and 2009, the Company recorded revenue related to these agreements in the amounts of $519,000 and $5,000, respectively. The revenue is recorded in product revenues in the accompanying consolidated statements of operations.  At March 31, 2010, the Company had an accounts receivable balance of $105,000 related to Innovacyn.

On April 1, 2009, the Company entered into a six month agreement with a former member of its Board of Directors, Mr. Robert Burlingame. Pursuant to the agreement, Mr. Burlingame agreed to provide the Company with sales and marketing expertise and services as part of another revenue sharing agreement. In consideration for his services, the Company issued Mr. Burlingame 435,897 unregistered shares of its common stock. The Company issued the shares on June 12, 2009. The shares were fully vested and non-forfeitable at the time of issuance. The fair value of the common stock was more readily determinable than the fair value of the services rendered.  The Company amortized the fair value of the warrants over the six month term of the consulting agreement which is consistent with its treatment of similar cash transactions. Accordingly, the Company recorded $476,000 of stock compensation expense related to this agreement which was recognized on a straight-line basis over the six month term of the agreement from April 1, 2009 to October 1, 2009. The expense was recorded as selling, general and administrative expense in the accompanying consolidated statement of operations for the year ended March 31, 2010.

Commercial Agreements

On May 8, 2007 and June 11, 2007, the Company entered into separate commercial agreements with two unrelated customers granting such customers the exclusive right to sell the Company’s products in specified territories or for specific uses. Both customers are required to maintain certain minimum levels of purchases of the Company’s products in order to maintain exclusivity. Up-front payments amounting to $625,000 paid under these agreements have been recorded as deferred revenue of which $328,000 is classified as long-term deferred revenue in the accompanying consolidated balance sheet at March 31, 2010. The up-front fees will be amortized on a straight-line basis over the terms of the underlying agreements. The Company amortized $97,000 of deferred revenue which is included in product revenue in the accompanying consolidated statement of operations for each of the years ended March 31, 2010 and 2009, respectively.  Additionally, on March 17, 2010, one of the customers made a $200,000 payment to the Company related to a minimum payment obligation for the year.  This amount is included in product revenue in the consolidated statement of operations for the year ended March 31, 2010.

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

Registered Direct Offering

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

The Company issued an aggregate of 1,499,411 shares of common stock, Series A warrants to purchase 869,658 shares of common stock and Series B warrants to purchase 1,169,544 shares of common stock. If all Series B warrants are exercised, the Company may issue Series C warrants to purchase up to 584,772 shares of common stock. During the year ended March 31, 2010, Series B warrants to purchase 780,000 shares of common stock were exercised resulting in proceeds of $881,000.  The Company issued 390,000 Series C warrants as the result of the exercise of Series B warrants.  As compensation for services rendered as the exclusive placement agent for the offering, the placement agent received $122,696 in cash plus warrants to purchase 104,958 shares of common stock at an exercise price of $1.56 per share, exercisable upon the closing date of the transaction for a five year term,.

Common Stock Issued in Private Placement to a Related Party

On February 24, 2009, the Company entered into a Purchase Agreement with Robert Burlingame, a director of the Company at the time of the transaction, and an accredited investor. Pursuant to the terms of the Purchase Agreement, the investors agreed to make a $3,000,000 investment in the Company. The investors paid $1,000,000 (net proceeds of $948,000 after deducting offering expenses) for 854,701 shares of common stock on February 24, 2009 and paid $2,000,000 for 1,709,402 shares of common stock on June 1, 2009. In addition, the Company issued to the investors Series A Warrants to purchase a total of 1,500,000 shares of common stock pro rata to the number of shares of common stock issued on each closing date at an exercise price of $1.87 per share. The Series A Warrants became exercisable after six months and have a five year term. The Company also issued to the investors Series B Warrants to purchase a total of 2,000,000 shares of common stock pro rata to the number of shares of common stock issued on each closing date at an exercise price of $1.13 per share. The Series B Warrants became exercisable after six months and have a three year term. In addition, for every two shares of common stock the investor purchases upon exercise of a Series B Warrant, the investor will receive an additional Series C Warrant to purchase one share of common stock. The Series C Warrant shall be exercisable after six months and will have an exercise price of $1.94 per share and a five year term. The Company will only be obligated to issue Series C Warrants to purchase up to 1,000,000 shares of common stock.

Registered Direct Offering

On July 30, 2009, the Company closed a registered direct placement of Units of its common stock to certain accredited investors. For each Unit purchased in this offering, the investors received one share of the Company’s common stock and a warrant to purchase one half of one share of common stock. The offering price of each Unit was $2.45 per Unit. The Company sold 2,454,000 Units consisting of 2,454,000 shares of common stock and 1,226,991 warrants to purchase common stock. The exercise price of each warrant is $3.3875 per share, the warrants become exercisable six months following the close of the offering and expire five years following the close of the offering. The Company received gross proceeds of $6,012,000 (net proceeds of $5,155,000 after deducting the placement agent’s commissions and other offering costs) from this offering.  Additionally, the Company issued warrants to purchase 245,400 shares of common to the placement agents involved in this transaction.  The placement agent warrants have similar terms to the investor warrants.

Common Stock and Common Stock Purchase Warrants Issued to Non-Employees For Services

On November 10, 2006, the Company entered into a two year consulting agreement with its new director, Robert Burlingame. Under the terms of the agreement, the Company issued to the director a warrant to purchase 75,000 shares of its common stock, exercisable at a price equal to the Company’s common stock in its initial public offering in consideration of corporate advisory services. The warrants were fully exercisable and non-forfeitable at their date of issuance. The warrants were valued using the Black-Scholes option pricing model. Assumptions used were as follows: Fair value of the underlying stock of $9.00, risk-free interest rate of 4.70%; contractual life of 5 years; dividend yield of 0%; and volatility of 70%. The adjusted fair value of the warrant amounted to $350,000. The Company treats upfront issuances of equity securities similarly to the way it treats issuances of cash payments.  Accordingly, the Company amortized the fair value of the warrants over the two year term of the consulting agreement which is consistent with its treatment of similar cash transactions. The amortized fair value of the warrants amounted to $106,000 which was recorded as selling, general and administrative expense in the accompanying consolidated statement of operations for the year ended March 31, 2009. The fair value was fully amortized in the year ended March 31, 2009.

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

On April 1, 2009, the Company entered into a six month agreement with a former member of its Board of Directors, Mr. Bob Burlingame. Pursuant to the agreement, Mr. Burlingame provided the Company with sales and marketing expertise and services as part of another revenue sharing agreement. In consideration of his services, on June 12, 2009, the Company issued Mr. Burlingame 435,897 unregistered shares of its common stock. The Company issued the shares on June 12, 2009. The shares were fully vested and non-forfeitable at the time of issuance. The fair value of the common stock was more readily determinable than the fair value of the services rendered.  The Company has amortized the fair value of the warrants over the six month term of the consulting agreement which is consistent with its treatment of similar cash transactions. Accordingly, the Company recorded $476,000 of stock compensation expense related to this agreement which was recognized on a straight-line basis over the six month term of the agreement (April 1, 2009 to October 1, 2009). The Company recorded $476,000 of compensation expense related to this agreement. The expense was recorded as selling, general and administrative expense in the accompanying consolidated statement of operations for the year ended March 31, 2010.

On April 24, 2009, the Company entered into an agreement with a contract sales organization that will serve as the Company’s sales force for the sale of wound care products in the United States. Pursuant to the agreement, the Company agreed to pay the contract sales organization a monthly fee and potential bonuses that will be based on the achievement of certain levels of sales. The Company agreed to issue the contract sales organization shares of common stock each month as compensation for its services. During the year ended March 31, 2010, the Company issued 50,654 shares of common stock, respectively, in connection with this agreement. The Company has determined the fair value of the common stock, which was calculated as shares were issued, was more readily determinable than the fair value of the services rendered. Accordingly, the Company recorded the fair market value of the stock as compensation expense. During the year ended March 31, 2010, the Company recorded $81,000 of stock compensation expense. The expense was recorded as selling, general and administrative expense in the accompanying consolidated statements of operations.

On October 27, 2009, the Company entered into an agreement with a consultant that provides services relating to assisting the Company with raising capital. Pursuant to the agreement, the Company agreed to pay the consultant a cash fee of $41,000 and 4,545 shares of common stock with a fair value of $10,000.  On October 7, 2009, the Company issued the shares of common stock.  The Company determined the fair value of the common stock was more readily determinable than the fair value of the services rendered. Accordingly, the Company recorded the fair market value of the stock as compensation expense. The Company recorded $51,000 of expense related to this agreement which was recorded as selling, general and administrative expense in the accompanying consolidated statement of operations for the year ended March 31, 2010.

Common Stock Issued to Settle Obligations

During the year ended March 31, 2010, the Company issued shares of common stock to various vendors to settle outstanding accounts payables. The Company entered into settlement agreements with these vendors and issued a total of 176,755 shares with a fair value equal to the outstanding payables or $385,000. Additionally, the Company issued the property owner of its Petaluma, CA facility 53,847 shares with a fair value of $70,000. These shares were issued as partial settlement in connection with the renegotiation of the lease (Note 12).  The fair value of the shares will be amortized on a straight-line basis over the remaining term of the lease which expires on September 30, 2011.

Common Stock Purchase Warrants Issued in Financing Transactions

On June 14, 2006, the Company issued warrants to purchase 71,521 shares of Series B convertible preferred stock at an exercise price of $18.00 per share in connection with a financing facility. These warrants were automatically converted to warrants to purchase 71,521 shares of common stock at the closing of the Company’s IPO on January 30, 2007. The warrants were valued using the Black-Scholes pricing model. Assumptions used were as follows: Fair value of the underlying stock $18.00; risk-free interest rate 5.15% percent; contractual life of 10 years; dividend yield of 0%; and volatility of 70%. The fair value of the warrants, which amounted to $1,046,000, was recorded as deferred debt issuance costs and is being amortized as interest expense over the term of the credit facility. Amortization of these costs amounted to $133,000 for the year ended March 31, 2009.

On February 6, 2009, the Company issued the following warrants in connection with a private placement. The Company issued Series A warrants to purchase 869,658 shares of common stock at an exercise price of $1.87 per share and Series B warrants to purchase 1,169,544 shares of common stock at an exercise price of $1.13 per share. If all Series B warrants are exercised, the Company will issue Series C warrants to purchase up to 584,772 shares of common stock at an exercise price of $1.94 per share. For every two shares of common stock purchased upon exercise of a Series B Warrant, an additional Series C Warrant to purchase one share of common stock will be issued. During the year ended March 31, 2010, Series B warrants to purchase 780,000 shares of common stock were exercised resulting in proceeds of $881,000.  The Company issued 390,000 Series C warrants as the result of the exercise of Series B warrants. As compensation for services rendered as the exclusive placement agent, the Company issued the placement agent a warrant to purchase 104,958 shares of common stock at an exercise price of $1.56 per share, exercisable upon the closing date of the transaction for a five year term. The Company originally classified the warrants as equity.

On February 24, 2009, the Company issued the following warrants in connection with the February 24, 2009  private placement. The Company issued Series A warrants to purchase 500,000 shares of common stock at an exercise price of $1.87 per share and Series B warrants to purchase 666,667 shares of common stock at an exercise price of $1.13 per share. On June 1, 2009, the Company issued Series A warrants to purchase 1,000,000 shares of common stock at an exercise price of $1.87 per share and Series B warrants to purchase 1,333,333 shares of common stock at an exercise price of $1.13 per share.  If all Series B warrants are exercised, the Company will issue Series C warrants to purchase up to 1,000,000 shares of common stock at $1.94 per share. For every two shares of common stock the investor purchases upon exercise of a Series B Warrant, the investor will receive an additional Series C Warrant to purchase one share of common stock. The Company has not issued any Series C warrants as of March 31, 2010 because no Series B warrants have been exercised. The Series A Warrants became exercisable after six months and have a five year term. The Series B Warrants became exercisable after six months and have a three year term. The Company classified the warrants as equity.

On July 30, 2009, the Company issued the following warrants in connection with a registered direct offering. The Company issued 1,226,991 warrants to purchase common stock to the investors in the transaction. The exercise price of each warrant is $3.3875 per share, the warrants become exercisable six months following the close of the offering and expire five years following the close of the offering.  Additionally, the Company issued warrants to purchase 245,400 shares of common stock to the placement agents involved in this transaction.  The placement agent warrants have similar terms to the investor warrants.

On March 4, 2009, the Company issued an advisor, Dayl Crow, a Series A Warrant exercisable for a five-year term, to purchase 50,000 shares of our common stock at an exercise price of $1.87 per share. These warrants were issued in connection with consulting services.

Anti-dilution Adjustments

Pursuant to an anti-dilution provision contained in the August 13, 2007 private placement investor and a placement agent warrant agreement, for various financing transactions and common stock issuances during the years ended March 31, 2010 and 2009, the Company was required to adjust the exercise price and the number of warrants held by each warrant holder under these agreements.  The exercise price for the warrants has been adjusted from $9.50 to $4.34 and an additional 600,505 warrants have been issued of which 151,750 were issued in the year ended March 31, 2010.  At March 31, 2010, there were 724,188 warrants outstanding that contain this anti-dilution provision.  The warrants were classified as derivative liabilities in the March 31, 2010, consolidated balance sheet (Note 11).

Modification of Common Stock Purchase Warrants

During the year ended March 31, 2010, the Company extended two separate offers to certain warrant holders by which the exercise price of the warrants was reduced in return for immediate exercise of the warrants.  On December 9, 2009, the Company made an offer to reduce the exercise price of certain warrants from $4.34 per share to $1.70 per share.  Related to this offer, 295,692 warrants were exercised resulting in $504,000 in proceeds to the Company.  On March 10, 2010, the Company made a second offer to reduce the exercise price of certain warrants to $2.40 per share.  Related to this offer, the exercise price of 85,622 warrants was reduced from $4.34 per share to $2.40 per share and the exercise price of 993,709 warrants was reduced from $6.85 per share to $2.40 per share.  The second offer resulted in $2,590,000 of proceeds to the Company.  The modification of the warrants did not result in incremental fair value or an additional charge to Company’s consolidated statement of operations for the year ended March 31, 2010 as the reduction in exercise price offer was available for only one day.

Cashless Common Stock Purchase Warrant Exercise

On March 15, 2010, the Company issued 38,936 shares of common stock in connection with a net-share exercise of 104,958 common stock purchase warrants.  The warrant holder did not pay an exercise price for the shares in exchange for receiving a lower number of shares of common stock in the transaction. The warrant holder surrendered 66,022 warrants in connection with this transaction.

NOTE 14 — Stock-Based Compensation

1999, 2000, 2003 and 2004 Stock Option Plans

The 1999, 2000, 2003 and 2004 Stock Option Plans became effective May 1999, June 2000, July 2003 and July 2004, respectively. The Plans provide for grants of both incentive stock options (ISOs) and non-qualified stock options (NSOs) to employees, consultants and directors.

In accordance with the Plans, the stated exercise price may not be less than 100% and 85% of the estimated fair market value of the Company’s common stock on the date of grant for ISOs and NSOs, respectively, as determined by the board of directors at the date of grant. With respect to any 10% shareholder, the exercise price of an ISO or NSO was not to exceed 110% of the estimated fair market value per share on the date of grant.

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

2006 Stock Plan

On November 7, 2006, the board authorized and reserved 1,250,000 shares for issuance under the Company’s 2006 Stock Incentive Plan, as amended (the “2006 Plan”), which was previously adopted by the board of directors in August 2006. On December 14, 2006, the stockholders approved the Company’s 2006 Plan which became effective at the close of the Company’s initial public offering. The 2006 Plan was amended by resolution of the board on April 26, 2007, and the amendments were subsequently approved by the stockholders.  On September 10, 2009, the Company’s shareholders approved another amendment of the 2006 Plan.  This amendment authorized and reserved an additional 1,000,000 shares for issuance under the 2006 Plan.

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

As provided under the 2006 Plan, the aggregate number of shares authorized for issuance as awards under the 2006 Plan automatically increases on April 1 of each year by 5% of the number of shares outstanding on March 31.  On April 1, 2008, and 2009, the number of shares available for issuance under the 2006 Plan increased by 795,280 shares and 920,141 shares, respectively.

As described above, the number of shares authorized for issuance will be subject to adjustment on April 1, 2010 (Note 18).

Options and restricted stock units outstanding at March 31, 2010 under the various plans is as follows (in thousands):

Plan	Number of Options	Total Number of Options and Restricted Stock Units Outstanding in Plan
1999 Plan	6	6
2000 Plan	40	40
2003 Plan	162	162
2004 Plan	543	543
2006 Plan	3,236	3,236
	3,987	3,987

A summary of activity under all option Plans for the years ended March 31, 2010 and 2009 is presented below (in thousands, except per share data):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2008	2,624	$5.67
Options granted	2,035	0.97
Options exercised	(105)	0.14
Options forfeited or expired	(590)	6.45
Outstanding at March 31, 2009	3,964	3.28
Options granted	1,140	1.89
Options exercised	(664)	0.37
Options forfeited or expired	(453)	6.93
Outstanding at March 31, 2010	3,987	$2.96	7.72	$2,376
Exercisable at March 31, 2010	1,677	$4.55	5.76	$695
Options available for grant as of March 31, 2010	1,080

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock ($2.12) for stock options.

Stock-Based Compensation

The Company accounts for share-based awards exchanged for employee services at the estimated grant date fair value of the award. The Company amortizes the fair value of employee stock options on a straight-line basis over the requisite service period of the awards.  Compensation expense includes the impact of an estimate for forfeitures for all stock options.

Employees stock-based compensation expense is as follows (in thousands, except per share amounts):

	Employee Stock-based Compensation for the Year Ended March 31, 2010	Employee Stock-based Compensation for the Year Ended March 31, 2009
Cost of revenues service	$22	$18
Research and development	97	82
Selling, general and administrative	746	1,935
Total stock-based compensation	$865	$2,035

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

The Company estimated the fair value of employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service periods of the respective awards. The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Year Ended March 31,
	2010	2009
Fair value of common stock	$1.89	$3.42
Expected Term	5.90 yrs	5.97 yrs
Risk-free interest rate	2.45%	1.89%
Dividend yield	0.00%	0.00%
Volatility	84.2%	83.0%

The weighted-average fair values of options granted during the years ended March 31, 2010 and 2009 were $1.35 and $0.68, respectively.

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

The Company estimates forfeitures based on historical experience and reduces compensation expense accordingly.  The estimated forfeiture rates used during the year ended March 31, 2010 ranged from 5.0% to 7.6%.

At March 31, 2010, there were unrecognized compensation costs of $2,145,000 related to stock options which is expected to be recognized over a weighted-average amortization period of 2.11 years.

In addition to the above option activity, on April 26, 2007, an award of 60,000 stock units was issued to an officer of the Company. Each stock unit represents the right to receive a share of the Company’s common stock, in consideration of past services rendered and the payment by the officer of $3.00 per share, upon the settlement of the stock unit on a fixed date in the future. One half of the stock units, representing 30,000 shares, was forfeited on January 15, 2009 and the remaining 30,000 were forfeited on January 15, 2010.  Additionally, on March 30, 2010, the Company issued 15,957 stock units to an outside consultant.  The stock units were fully vested and non-forfeitable on the date of issuance and resulted in compensation expense of $29,000 which is included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended March 31, 2010.

The Company did not capitalize any cost associated with stock-based compensation.

The Company issues new shares of common stock upon exercise of stock options.

NOTE 15 — Income Taxes

The Company has the following net deferred tax assets (in thousands):

	March 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$33,477	$31,205
Research and development tax credit carryforwards	1,335	1,262
Stock-based compensation	2,713	2,419
Reserves and accruals	2,267	1,553
Other deferred tax assets	19	18
Total deferred tax assets	$39,811	$36,457
Deferred tax liabilities:
Basis difference in assets	(35)	(26)
Net deferred tax asset	39,776	36,431
Valuation allowance	(39,776)	(36,431)
Net deferred tax asset	$—	$—

The Company’s recorded income tax benefit, net of the change in the valuation allowance, for each of the periods presented is as follows:

	Years Ended March 31,
	2010	2009
Income tax benefit	$3,345	$5,164
Change in valuation allowance	(3,345)	(5,164)
Net income tax benefit	$—	$—

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Years Ended March 31,
	2010	2009
Expected federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(5.8)%	(5.8)%
Research and development credit	(0.8)%	(1.9)%
Foreign earnings taxed at different rates	0.9%	0.8%
Recognition of change in estimate of state and foreign NOL carryforward benefits	(2.5)%	9.6%
Effect of permanent differences	1.5%	2.2%
	(40.7)%	(29.1)%
Change in valuation allowance	40.7%	29.1%
Totals	0.0%	0.0%

At March 31, 2010, the Company had net operating loss carryforwards for federal, state and foreign income tax purposes of approximately $72,903,000, $60,826,000 and $19,400,000, respectively. The carryforwards expire at various times beginning March 31, 2010. At March 31, 2010, $1,598,000 of the carryforwards have expired.  The Company also had, at March 31, 2010, federal and state research and development credit carryforwards of approximately $673,000 and $662,000, respectively. The federal credits expire beginning March 31, 2024 and the state credits do not expire.

The Company has completed a study to assess whether a change in control has occurred or whether there have been multiple changes of control since the Company’s formation. The Company determined, based on the results of the study, that no change in control occurred for purposes of Internal Revenue Code section 382. The Company, after considering all available evidence, fully reserved for these and its other deferred tax assets since it is more likely than not such benefits will not be realized in future periods. The Company has incurred losses for both financial reporting and income tax purposes for the year ended March 31, 2010. Accordingly, the Company is continuing to fully reserve for its deferred tax assets. The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the Company’s deferred income tax assets satisfy the realization standards, the valuation allowance will be reduced accordingly.

The Company only recognizes tax benefits from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. To date, the Company has not recognized such tax benefits in its financial statements.

The Company has identified its federal tax return and its state tax return in California as major tax jurisdictions. The Company is also subject to certain other foreign jurisdictions, principally Mexico and The Netherlands. The Company’s evaluation of uncertain tax matters was performed for tax years ended through March 31, 2010. Generally, the Company is subject to audit for the years ended March 31, 2009, 2008 and 2007 and may be subject to audit for amounts relating to net operating loss carryforwards generated in periods prior to March 31, 2007. The Company has elected to retain its existing accounting policy with respect to the treatment of interest and penalties attributable to income taxes, and continues to reflect interest and penalties attributable to income taxes, to the extent they arise, as a component of its income tax provision or benefit as well as its outstanding income tax assets and liabilities. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments, other than those identified above that would result in a material change to its financial position.

NOTE 16 — Employee Benefit Plan

The Company has a program to contribute and administer individual Simple IRA accounts for regular full time employees. Under the plan, the Company matches employee contributions to the plan up to 3% of the employee’s salary. The Company contributed $67,000 and $91,000 to the program for the years ended March 31, 2010 and 2009, respectively.

NOTE 17 — Segment and Geographic Information

The Company generates revenues from wound care products which are sold into the human and animal health care markets and the Company generates revenues from laboratory testing services which are provided to medical device manufacturers. The Company consolidated certain of its facilities and reorganized it’s operations during the fiscal year ended March 31, 2010 in order to streamline the business and reduce operating costs. As a result, the Company now operates a single segment business which consists of three geographical sales territories as follows (in thousands):

	March 31,
	2010	2009
U.S.	$1,196	$298
Mexico	3,880	3,273
Europe and other	1,222	844
	$6,298	$4,415

The Company’s service revenues amounted to $1,066,000 and $973,000 for the years ended March 31, 2010 and 2009.

NOTE 18 — Subsequent Events

Increase in Number of Shares Authorized in the 2006 Plan

As provided under the 2006 Plan, the aggregate number of shares authorized for issuance as awards under the 2006 Plan automatically increased on April 1, 2010 by 1,308,071 shares (which number constitutes 5% of the outstanding shares on the last day of the year ended March 31, 2010). Total shares authorized for issuance subsequent to the increase is 2,387,782.

Key Employee Bonus

On April 2, 2010, we granted a cash bonus of $100,000 to Hojabr Alimi, our Chairman of the Board of Directors and Chief Executive Officer.

Loan and Security Agreement

On May 1, 2010, the Company entered into a Loan and Security Agreement and a Supplement to the Loan and Security Agreement with Venture Lending & Leasing V, Inc. to borrow up to an aggregate of $3,000,000 (collectively, the “Agreements”).  The Agreements provide for a first tranche of $2,000,000 and, upon meeting certain milestones, the Company may borrow a second tranche of $1 million. The loan is secured by the assets of the Company. On May 3, 2010, the Company borrowed $2,000,000 on the first tranche. The cash interest or “streaming” rate on the loan is 10%. For the first eight payments, the Company will make monthly interest only payments set at $16,660 through December 1, 2010. Thereafter, the Company will make interest and principal payments of $75,000 per month through June 1, 2013. Additionally, the Company will make a final balloon payment of $132,340 on June 1, 2013, resulting in an effective interest rate of 13%.  If  the Company becomes eligible to draw the second tranche, and borrows additional funds pursuant to the second tranche, The Company will make interest-only payments for 6 months following the commencement of the second tranche. Following the interest only period, the second tranche will be amortized over 30 months, with a final payment due equal to 6.617% of the original principal balance.

Additionally, in connection with the Agreements, the Company issued a warrant to Venture Lending & Leasing V, Inc. for the purchase of 166,667 shares of the Company’s common stock.  If  the Company becomes eligible to draw the second tranche of the loan, and borrows additional funds pursuant to the second tranche,  the Company will be obliged to issue a second warrant for the purchase of an additional 83,333 shares of our common stock (collectively, the “Warrants”).  The Warrants may be exercised for a cash payment of $2.00 per share of common stock, subject to adjustment.  The Warrants also have a cashless exercise feature.  The Warrants expire on November 30, 2017.  The Warrants may be put back to the Company for $500,000 cash, plus an additional $250,000 if the Company becomes eligible and draws the second tranche of the loan.  The put feature is available to the holder for 60 days after the first of the following to occur: i) a change of control of our Company, ii) the closing of at least $15 million of additional equity financing, or iii) March 31, 2014.

Common Stock Issued to Company Service Providers

On May 19, 2010, the Company issued 10,255 shares its contract sales organization, issued 50,000 shares to a company that provides recruiting and other services and issued 20,000 shares to a firm that provides the Company with financial advisory services.

Lease Extensions

On May 1, 2010, the Company extended its lease on its office and manufacturing space in Zapopan, Mexico, from an expiration date of April 30, 2011 to an expiration date of April 30, 2013.  Additionally, on May 1, 2010, the Company extended its lease on its warehouse in Zapopan, Mexico, from an expiration date of April 30, 2010 to an expiration date of April 30, 2011.  Related to the lease extensions, the Company will incur total payments of $211,000, of which $22,000 will be paid in the year ended March 31, 2011, $89,000 will be paid in the year ended March 31, 2012, $85,000 will be paid in the year ended March 31, 2013, and $15,000 will be paid in the year ended March 31, 2014.

Option Grants to Company Executives

Pursuant to the Company's 2010 Bonus Plan, on June 7, 2010, the Compensation Committee of the Board of Directors approved option grants to four of the Company’s executives. In connection with the grants, the Company issued a total of 500,000 options with an exercise price of $1.97 per share and a ten year term. 287,500 of the options vest on the day of the grant and 212,500 of the options vest monthly in equal amounts over the 48 months following the grant date.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of our most recent fiscal year. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2010. This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  Other Information

Option Grants to Company Executives

Pursuant to the Company's 2010 Bonus Plan, on June 7, 2010, the Compensation Committee of the Board of Directors approved option grants to certain of our executive officers as follows:

•	150,000 options to Hoji Alimi. 75,000 of the options vest immediately and 75,000 of the options vest monthly in equal amounts over the 48 months following the grant date.

•	187,500 options to Robert Miller. 100,000 of the options vest immediately and 87,500 of the options vest monthly in equal amounts over the 48 months following the grant date.

•	62,500 options to Jim Schutz. All of the options vest immediately.

The options have an exercise price of $1.97 per share and a ten year term.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended March 31, 2010 (the “2010 Proxy Statement”).

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

Our board of directors has appointed an audit committee, comprised of Mr. Richard Conley, as chairman, Mr. Jay Birnbaum and Mr. Gregg Alton. The board of directors has determined that Mr. Conley qualifies as an audit committee financial expert under the definition outlined by the Securities and Exchange Commission. In addition, Mr. Conley, Mr. Birnbaum and Mr. Alton each qualify as “independent directors” under the current NASDAQ Marketplace rules and Securities and Exchange Commission rules and regulations.

ITEM 11.  Executive Compensation

The information required by this Item is incorporated by reference to the 2010 Proxy Statement.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the 2010 Proxy Statement.

Information about securities authorized for issuance under our equity compensation plans appears under the caption “Equity Compensation Plan Information” in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.

ITEM 13.  Certain Relationships, Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the 2010 Proxy Statement.

ITEM 14.  Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the 2010 Proxy Statement.

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

(b)  Exhibits

Exhibit Index

Exhibit Number	Description

3.1(i)	Restated Certificate of Incorporation of Registrant (incorporated by reference to the exhibit of the same number filed with the Company’s Annual Report on Form 10-K for the year ended March 31, 2007).

3.1(ii)
Amended and Restated Bylaws of Registrant, as amended effective on June 11, 2008 (incorporated by reference to the exhibit of the same number filed with the Company’s Annual Report on Form 10-K for the year ended March 31, 2008).

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

4.15
Form of Common Stock Purchase Warrant for April 2009 offering (incorporated by reference to exhibit 4.15 to the Company’s Registration Statement on Form S-1 (File No. 333-158539) declared effective on July 24, 2009, and incorporated herein by reference).

4.16*	Warrant issued to Dayl Crow, dated March 4, 2009 (included as Exhibit 4.16 to the Form 10-K filed on June 11, 2009 and incorporated herein by reference).

4.17*
Form of Common Stock Purchase Warrant for July 2009 offering, (included as Exhibit 4.15 to the Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009)

10.1
Form of Indemnification Agreement between Registrant and its officers and directors (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).

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

10.7
2006 Stock Incentive Plan Notice of Stock Unit Award and Stock and Stock Unit Agreement issued to Robert Miller (incorporated by reference to the exhibit of the same number filed with the Company’s Annual Report on Form 10-K for the year ended March 31, 2007).

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

10.16
Amendment No. 1 to Supplement to Loan and Security Agreement, dated March 29, 2007, between Registrant and Venture Lending & Leasing IV, Inc. (incorporated by reference to the exhibit of the same number filed with the Company’s Annual Report on Form 10-K for the year ended March 31, 2007).

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

10.33
Amendment No. 1 to Non-Negotiable Secured Promissory Note, dated March 29, 2007, by and between Registrant and Robert Burlingame (incorporated by reference to the exhibit of the same number filed with the Company’s Annual Report on Form 10-K for the year ended March 31, 2007).

10.34
Subordination Agreement, dated November 7, 2006, by and among Registrant, Robert Burlingame, Venture Lending & Leasing III, LLC, and Venture Lending & Leasing IV, LLC (incorporated by reference to exhibit 10.32 filed with Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007).

10.35
Amendment No. 1 to Subordination Agreement, dated March 29, 2007, by and among Registrant, Robert Burlingame, Venture Lending & Leasing III, LLC, and Venture Lending & Leasing IV, LLC. (incorporated by reference to the exhibit of the same number filed with the Company’s Annual Report on Form 10-K for the year ended March 31, 2007).

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

10.38†
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

10.43
Amendment No. 4 to Lease, dated September 13, 2007, by and between Registrant and RNM Lakeville L.P. (incorporated by reference to the exhibit of the same number filed with the Company’s Annual Report on Form 10-K for the year ended March 31, 2008).

10.44
Amendment to Office Lease Agreement, effective February 15, 2008, by and between Oculus Innovative Sciences Netherlands B.V. and Artikona Holding B.V. (translated from Dutch) (incorporated by reference to the exhibit of the same number filed with the Company’s Annual Report on Form 10-K for the year ended March 31, 2007).

10.45
Form of Securities Purchase Agreement, dated March 27, 2008, by and between Registrant and each investor signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 28, 2008).

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

10.52*	Agreement by and between Registrant and Robert C. Burlingame, dated April 1, 2009 (included as Exhibit 10.52 to the Form 10-K filed on June 11, 2009 and incorporated herein by reference).

10.53*
Microcyn U.S. Commercial Launch Agreement, by and between Registrant and Advocos, dated April 24, 2009 (included as Exhibit 10.53 to the Form 10-K filed on June 11, 2009 and incorporated herein by reference).

10.54*	Amendment No. 5 to Lease by and between Registrant and RNM Lakeville, LLC, dated May 18, 2009 (included as Exhibit 10.54 to the Form 10-K filed on June 11, 2009 and incorporated herein by reference).

10.55
Engagement Agreement by and between Registrant and Dawson James Securities, Inc., dated April 10, 2009, (included as Exhibit 10.55 to the Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009)

10.56
Letter Agreement by and between Registrant and Dawson James Securities, Inc., dated July 2, 2009, (included as Exhibit 10.56 to the Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009)

10.57
Letter Agreement by and between Registrant and Dawson James Securities, Inc., dated July 10, 2009, (included as Exhibit 10.57 to the Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009)

10.58
Warrant Purchase Agreement by and between Registrant and Dawson James Securities, Inc., dated July 13, 2009, (included as Exhibit 10.58 to the Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009)

10.59
Loan and Security Agreement, dated May 1, 2010 between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V., Inc., (Included as Exhibit 10.1 to the Form 8-K filed on May 6, 2010, and incorporated herein by reference.)

10.60
Supplement to the Loan and Security Agreement, dated as of May 1, 2010 between Oculus Innovative Sciences, Inc., and Venture Lending & Leasing V, Inc., (Included as Exhibit 10.2 to the Form 8-K filed on May 6, 2010, and incorporated herein by reference.)

10.61	Warrant to Purchase Shares of Common Stock of Oculus Innovative Sciences, Inc., (Included as Exhibit 10.3 to the Form 8-K filed on May 6, 2010, and incorporated herein by reference.)

21.1	List of Subsidiaries (incorporated by reference to the exhibit of the same number filed with the Company’s Annual Report on Form 10-K (File No. 001-3216) for the year ended March 31, 2007).

23.1*	Consent of Marcum LLP, independent registered public accounting firm.

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Officers pursuant to 18 U.S.C. Section 1250, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

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

Date: June 8, 2010

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

Signature	Title	Date

/s/ Hojabr Alimi	President, Chief Executive Officer and	June 8, 2010
Hojabr Alimi	Chairman of the Board
(Principal Executive Officer)

/s/ Robert E. Miller	Chief Financial Officer	June 8, 2010
Robert E. Miller	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Gregg Alton	Director	June 8, 2010
Gregg Alton

/s/ Jay Edward Birnbaum	Director	June 8, 2010
Jay Edward Birnbaum

/s/ Robert Burlingame	Director	June 8, 2010
Robert Burlingame

/s/ Richard Conley	Director	June 8, 2010
Richard Conley

/s/ Gregory M. French	Director	June 8, 2010
Gregory M. French

/s/ James Schutz	Director	June 8, 2010
James Schutz