Form 10-Q
period 2010-06-30
Oculus Innovative Sciences, Inc.
filed 2010-08-05
CIK 1367083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
☐	☐	(Do not check if a smaller reporting company) ☐	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑

As of August 5, 2010 the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 26,277,458.

OCULUS INNOVATIVE SCIENCES, INC.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

	June 30, 2010	March 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,667	$6,258
Accounts receivable, net	1,464	1,416
Inventories, net	529	565
Prepaid expenses and other current assets	630	811
Total current assets	9,290	9,050
Property and equipment, net	1,016	1,108
Other assets	68	60
Total assets	$10,374	$10,218
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$826	$981
Accrued expenses and other current liabilities	1,172	1,078
Current portion of long-term debt, net of discount	207	204
Derivative liability	384	472
Total current liabilities	2,589	2,735
Deferred revenue	181	328
Long-term debt, net of discount, less current portion	1,559	110
Put warrant liability	500	—
Total liabilities	4,829	3,173
Commitments and Contingencies
Stockholders’ Equity:
Convertible preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2010 (unaudited) and March 31, 2010	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 26,277,458 and 26,161,428 shares issued and outstanding at June 30, 2010 (unaudited) and March 31, 2010, respectively	3	3
Additional paid-in capital	128,044	127,067
Accumulated other comprehensive loss	(3,090)	(2,988)
Accumulated deficit	(119,412)	(117,037)
Total stockholders’ equity	5,545	7,045
Total liabilities and stockholders’ equity	$10,374	$10,218

See accompanying notes

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)
	Three Months Ended June 30,
	2010	2009
Revenues
Product	$2,045	$1,567
Service	219	280
Total revenues	2,264	1,847
Cost of revenues
Product	696	527
Service	179	215
Total cost of revenues	875	742
Gross profit	1,389	1,105
Operating expenses
Research and development	396	721
Selling, general and administrative	3,389	2,685
Total operating expenses	3,785	3,406
Loss from operations	(2,396)	(2,301)
Interest expense	(59)	(4)
Interest income	—	1
Change in fair value of derivative liability	88	(1,208)
Other income (expense), net	(8)	(29)
Net loss	$(2,375)	$(3,541)
Net loss per common share: basic and diluted	$(0.09)	$(0.18)
Weighted-average number of shares used in per common share calculations:
Basic and diluted	26,215	19,388
Other comprehensive loss, net of tax
Net loss	$(2,375)	$(3,541)
Foreign currency translation adjustments	(102)	71
Other comprehensive loss	$(2,477)	$(3,470)

See accompanying notes

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(2,375)	$(3,541)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	95	123
Stock-based compensation	968	465
Change in fair value of derivative liability	(88)	1,208
Non-cash interest expense	24	—
Foreign currency transaction gains	(35)	(16)
Loss on disposal of assets	4	—
Changes in operating assets and liabilities:
Accounts receivable	(96)	(306)
Inventories	12	2
Prepaid expenses and other current assets	171	114
Accounts payable	(146)	(273)
Accrued expenses and other liabilities	(28)	530
Net cash used in operating activities	(1,494)	(1,694)
Cash flows from investing activities:
Change in long-term deposits	(10)	(26)
Purchases of property and equipment	(18)	(15)
Net cash used in investing activities	(28)	(41)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of offering costs	—	2,000
Proceeds from the exercise of common stock options and warrants	9	—
Deferred offering costs	—	(54)
Proceeds from issued debt	2,000	—
Principal payments on debt	(71)	(89)
Payments on capital lease obligations	—	(2)
Net cash provided by financing activities	1,938	1,855
Effect of exchange rate on cash and cash equivalents	(7)	12
Net increase in cash and cash equivalents	409	132
Cash and equivalents, beginning of period	6,258	1,921
Cash and equivalents, end of period	$6,667	$2,053
Supplemental disclosure of cash flow information:
Cash paid for interest	$35	$4

See accompanying notes

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Organization and Summary of Significant Accounting Policies

Organization

Oculus Innovative Sciences, Inc. (the “Company”) was incorporated under the laws of the State of California in April, 1999 and was reincorporated under the laws of the State of Delaware in December, 2006. The Company’s principal office is located in Petaluma, California.  The Company develops, manufactures and markets a family of tissue care products to treat infections and, through a separate mechanism of action, enhance healing while reducing the need for antibiotics.  The Company’s platform technology, called Microcyn®, is a proprietary solution of electrically charged oxychlorine small molecules designed to treat a wide range of organisms that cause disease (pathogens).  The Company conducts its business worldwide, with significant subsidiaries in Europe and Mexico.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2010 and for the three months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual audited consolidated financial statements. The unaudited condensed consolidated balance sheet as of June 30, 2010, condensed consolidated statements of operations for the three months ended June 30, 2010 and 2009, and the condensed consolidated statements of cash flows for the three months ended June 30, 2010 and 2009 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three months ended June 30, 2010 are not necessarily indicative of results to be expected for the year ending March 31, 2011 or for any future interim period. The condensed consolidated balance sheet at March 31, 2010 has been derived from audited consolidated financial statements. However, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended March 31, 2010, and notes thereto included in the Company’s Form 10-K, which was filed with the SEC on June 8, 2010.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Periodically, the Company evaluates and adjusts estimates accordingly. The allowance for uncollectible accounts receivable balances amounted to $71,000 and $96,000, which are included in accounts receivable, net in the accompanying June 30, 2010 and March 31, 2010 condensed consolidated balance sheets, respectively.

Foreign Currency Reporting

The Company’s subsidiary in Mexico uses the local currency (Mexican Pesos) as its functional currency and the Company’s subsidiary in Europe uses the local currency (Euro) as its functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date, and revenue and expense accounts are translated at average exchange rates during the period. Resulting translation adjustments were recorded in accumulated other comprehensive loss in the accompanying consolidated balance sheets at June 30, 2010 and March 31, 2010.

Foreign currency transaction gains (losses) relate primarily to trade payables and receivables between the Company’s subsidiaries in Mexico and Europe. These transactions are expected to be settled in the foreseeable future. The Company recorded foreign currency transaction gains of $35,000 and $16,000 for the three months ended June 30, 2010 and 2009, respectively. The related gains were recorded in other income and expense, net, in the accompanying condensed consolidated statements of operations.

Net Loss per Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic loss per share for the three months ended June 30, 2010 and 2009 excludes potentially dilutive securities because their inclusion would be anti-dilutive.

The following securities were excluded from basic and diluted net loss per share calculation because their inclusion would be anti-dilutive (in thousands):
	June 30,
	2010	2009
Options to purchase common stock	4,461	3,929
Restricted stock units	—	30
Warrants to purchase common stock	9,297	9,407
	13,758	13,366

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company classifies common stock purchase warrants and other free standing derivative financial instruments as equity if the contracts (i) require physical settlement or net-share settlement or (ii) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (iii) contracts that contain reset provisions. The Company assesses classification of its freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company determined that its freestanding derivatives, which principally consist of warrants to purchase common stock, satisfied the criteria for classification as equity instruments at June 30, 2010, other than certain warrants that contain reset provisions that the Company classified as derivative liabilities as more fully described in Note 5.

Fair Value of Financial Assets and Liabilities

Financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments. The fair value of capital lease obligations and equipment loans approximates their carrying amounts as a market rate of interest is attached to their repayment.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Financial liabilities measured at fair value on a recurring basis are summarized below:

	Fair value measurements (in thousands) at June 30, 2010 using
	June 30, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Fair value of warrant obligations (Note 5)	$384	—	—	$384

Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date the financial statements were issued.

Recent Accounting Pronouncements

In March 2010, the FASB issued ASU No. 2010-17, “Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition.” This standard provides that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved. Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement. To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement. No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement. The new standard is effective for interim and annual periods beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard did not have any impact on the Company’s consolidated financial position and results of operations.

In May 2010, the FASB issued Accounting Standards Update No. 2010-19, “Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.” The guidance provides clarification of accounting treatment when reported balances in an entity’s financial statements differ from their underlying U.S. dollar denominated values due to different rates being used for remeasurement and translation. The guidance indicates that upon adopting highly inflationary accounting for Venezuela, since the U.S. dollar is now the functional currency of a Venezuelan subsidiary, there should no longer be any differences between the amounts reported for financial reporting purposes and the amount of any underlying U.S. dollar denominated value held by the subsidiary. Therefore, any differences between these should either be recognized in the income statement or as a cumulative translation adjustment, if the difference was previously recognized as a cumulative translation adjustment. The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

Other accounting standards that have been issued or proposed by the FASB and SEC and/or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Note 2. Liquidity and Financial Condition

The Company incurred a net loss of $2,375,000 for the three months ended June 30, 2010. At June 30, 2010, the Company’s accumulated deficit amounted to $119,412,000. During the three months ended June 30, 2010, net cash used in operating activities amounted to $1,494,000. At June 30, 2010, the Company’s working capital amounted to $6,701,000.  The Company may raise additional capital from external sources in order to continue the longer term efforts contemplated under its business plan. The Company expects to continue incurring losses for the foreseeable future and may raise additional capital to pursue its product development initiatives, penetrate markets for the sale of its products and continue as a going concern.

On May 1, 2010, the Company entered into a Loan and Security Agreement and a Supplement to the Loan and Security Agreement with Venture Lending & Leasing, Inc. to borrow up to an aggregate of up to $3,000,000 (collectively, the “Agreements”).  The Agreements provide for a first tranche of $2,000,000 and, upon meeting certain financial milestones, the Company may borrow a second tranche of $1,000,000. The loan is secured by the all assets of the Company excluding intellectual property under certain circumstances. On May 3, 2010, the Company borrowed $2,000,000 on the first tranche. The effective interest rate on the loan is 13.3%. For the first eight payments, the Company will make monthly payments of interest only set at $16,660 through December 1, 2010. Thereafter, the Company will make interest and principal payments of $75,000 per month through June 1, 2013. Additionally, the Company will make a final balloon payment of $132,340 on June 1, 2013 (Note 3).

For the three months ended June 30, 2010, the Company received $9,000 in connection with the exercise of 20,547 stock options.

The Company currently anticipates that its cash and cash equivalents will be sufficient to meet its working capital requirements to continue its sales and marketing and research and development through at least July 1, 2011. However, in order to execute the Company’s long-term Microcyn product development strategy and to penetrate new and existing markets, the Company may need to raise additional funds, through public or private equity offerings, debt financings, corporate collaborations or other means. The Company may raise additional capital to pursue its product development initiatives and penetrate markets for the sale of its products.

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

Note 3. Condensed Consolidated Balance Sheets

Inventories

Inventories consisted of the following (in thousands):

	June 30, 2010	March 31, 2010
	(unaudited)
Raw materials	$396	$406
Finished goods	252	302
	648	708
Less: inventory allowances	(119)	(143)
	$529	$565

Notes Payable

On January, 28, 2006 and on March 14, 2006, the Company issued notes for aggregate principal amounting to $47,000 with interest rates ranging from 4.9% to 14.4% per annum. These notes were issued in connection with the purchase of two automobiles. The Company made principal payments on these notes of $2,000 for the three months ended June 30, 2010 and 2009. Aggregate interest expense under these obligations amounted to $1,000 for the three months ended June 30, 2010 and 2009. These notes are payable in aggregate monthly installments of $3,000 including interest through March 14, 2011. The remaining balance of these notes amounted to $7,000 at June 30, 2010, which is included in the current portion of long-term debt in the accompanying condensed consolidated balance sheet.

On August 29, 2009, the Company entered into a note agreement for principal amounting to $100,000 with an interest rate of 2.90% per annum. This instrument was issued in connection with financing an automobile. During the three months ended June 30, 2010, the Company made principal and interest payments related to this note in the amounts of $5,000 and $1,000, respectively. The remaining balance of this note amounted to $84,000 at June 30, 2010 of which $19,000 is included in the current portion of long-term debt in the accompanying condensed consolidated balance sheet.

On October 7, 2009, the Company entered into a note agreement for principal amounting to $57,000 with an interest rate of 0.90% per annum. This instrument was issued in connection with financing an automobile. During the three months ended June 30, 2010 the Company made principal payments related to this note in the amounts of $3,000 and negligible interest payments. The remaining balance of this note amounted to $48,000 at June 30, 2010 of which $11,000 is included in the current portion of long-term debt in the accompanying condensed consolidated balance sheet.

On March 16, 2010, the Company entered into a note agreement for $184,000 with an interest rate of 4.0% per annum. The note was used to finance insurance premiums. The note is payable in monthly installments of $20,800 through November 16, 2010. During the three months ended June 30, 2010, the Company made principal and interest payments related to this note of $61,000 and $1,000, respectively.  The remaining balance of this note amounted to $103,000 at June 30, 2010 which is included in the current portion of long-term debt in the accompanying condensed consolidated balance sheet.

On May 1, 2010, the Company entered into a Loan and Security Agreement and a Supplement to the Loan and Security Agreement with Venture Lending & Leasing V, Inc. to borrow up to an aggregate of $3,000,000 (collectively, the “Agreements”).  The Agreements provide for a first tranche of $2,000,000 and, upon meeting certain financial milestones, the Company may borrow a second tranche of $1,000,000. The loan is secured by the assets of the Company excluding intellectual property under certain circumstances. On May 3, 2010, the Company borrowed $2,000,000 on the first tranche. For the first eight payments, the Company will make monthly interest only payments set at $16,660 through December 1, 2010. Thereafter, the Company will make interest and principal payments of $75,000 per month through June 1, 2013. Additionally, the Company will make a final balloon payment of $132,340 on June 1, 2013, resulting in an effective interest rate of 13.3%.  If the Company becomes eligible to draw the second tranche, and borrows additional funds pursuant to the second tranche, the Company will make interest-only payments for 6 months following the commencement of the second tranche. Following the interest only period, the second tranche will be amortized over 30 months, with a final payment due equal to 6.617% of the original principal balance.  During the three months ended June 30, 2010, the Company made interest payments of $32,000.

Additionally, in connection with the Agreements, the Company issued a warrant to Venture Lending & Leasing, Inc. for the purchase of 166,667 shares of the Company’s common stock.  If  the Company becomes eligible to draw the second tranche of the loan, and borrows additional funds pursuant to the second tranche,  the Company will be obligated to issue a second warrant for the purchase of an additional 83,333 shares of its common stock (collectively, the “Warrants”).  The Warrants may be exercised for a cash payment of $2.00 per share of common stock, subject to adjustment for stock splits, dividends, a change in control or similar transactions.  The Warrants also have a cashless exercise feature.  The Warrants expire on November 30, 2017.  The Warrants may be put back to the Company for $500,000 cash, plus an additional $250,000 if the Company becomes eligible and draws the second tranche of the loan.  The put feature is available to the holder for 60 days after the first of the following to occur: i) a change of control of the Company, ii) the closing of at least $15,000,000 of additional equity financing, or iii) March 31, 2014.  The $500,000 cash value of the warrant was recorded as a put warrant liability and a corresponding amount of $500,000 was recorded as a discount on the note payable.  The discount will be accreted to non-cash interest expense over the term of the loan using the effective interest method.  During the three months ended June 30, 2010, the Company recorded $24,000 of non-cash interest expense which is included in the accompanying condensed consolidated statement of operations.  The remaining balance of this note amounted to $2,000,000, and the carrying value, net of $476,000 discount, amounted to $1,524,000, at June 30, 2010, of which $67,000, net of $148,000 discount, is included in the current portion of long-term debt in the accompanying condensed consolidated balance sheet.

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

Employment Agreements

As of June 30, 2010, the Company had employment agreements with five of its key executives. The agreements provide, among other things, for the payment of six to twenty-four months of severance compensation for terminations under certain circumstances. With respect to these agreements, at June 30, 2010, potential severance benefits amounted to $1,864,000 and aggregated annual salaries amounted to $1,350,000.

Commercial Agreements

On May 8, 2007, and June 11, 2007, the Company entered into separate commercial agreements with two unrelated customers granting such customers the exclusive right to sell the Company’s products in specified territories or for specified uses. Both customers are required to maintain certain minimum levels of purchases of the Company’s products in order to maintain the exclusive right to sell the Company’s products. Up-front payments amounting to $625,000 were paid under these agreements and were recorded as deferred revenue. On April 16, 2010 the Company terminated the exclusive agreement with one of the customers.  Accordingly, the Company recorded the remaining balance of the unamortized upfront fees as revenue which amounted to $210,000.  For the three months ended June 30, 2010 and 2009, the Company recorded revenues of $217,000 and $24,000, respectively, related to the upfront payments.  These amounts were included in product revenue in the accompanying condensed consolidated statements of operations.  At June 30, 2010, deferred revenue related to the remaining agreement amounted to $181,000 of which $28,000 was short-term and is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet.  The remaining up-front fee will be amortized on a straight-line basis over the term of the underlying agreement.

Agreements with Related Party

On January 26, 2009, the Company entered into a commercial agreement with VetCure, Inc., a California corporation, to market and sell our Vetericyn products. VetCure, Inc. later changed its name to Vetericyn, Inc. This agreement was amended on February 24, 2009 and on July 24, 2009. At the time of each of these transactions, Vetericyn was wholly-owned by Robert Burlingame, who was a Director at the time of the transactions.  Mr. Burlingame resigned from the Board on February 10, 2010.  Pursuant to the agreement, the Company provides Vetericyn, Inc. with bulk product and Vetericyn, Inc. bottles, packages, and sells Vetericyn Inc. products. The Company receives a fixed amount for each bottle of Vetericyn sold by Vetericyn, Inc.  In addition, once certain financial milestones are met by Vetericyn, Inc., the Company shares revenue generated by Vetericyn, Inc. related to Vetericyn sales.

On February 24, 2009, the Company entered into a Purchase Agreement with certain investors, including Robert Burlingame, who was a Director at the time of the transaction.  Mr. Burlingame resigned from the Board on February 10, 2010. Pursuant to the terms of the Purchase Agreement, the investors agreed to make a $3,000,000 investment in the Company. The investors paid $1,000,000 (net proceeds of $948,000 after deducting offering expenses) for 854,701 shares of common stock on February 24, 2009 and paid $2,000,000 for 1,709,402 shares of common stock on June 1, 2009.  In addition, the Company issued to the investors Series A Warrants to purchase a total of 1,500,000 shares of common stock pro rata to the number of shares of common stock issued on each closing date at an exercise price of $1.87 per share.  The Series A Warrants became exercisable after six months and have a five year term.  The Company also issued to the investors Series B Warrants to purchase a total of 2,000,000 shares of common stock pro rata to the number of shares of common stock issued on each closing date at an exercise price of $1.13 per share.  The Series B Warrants became exercisable after six months and have a three year term.  In addition, for every two shares of common stock the investor purchases upon exercise of a Series B Warrant, the investor will receive an additional Series C Warrant to purchase one share of common stock.  The Series C Warrant shall be exercisable after six months and will have an exercise price of $1.94 per share and a five year term. The Company will only be obligated to issue Series C Warrants to purchase up to 1,000,000 shares of common stock.

On September 15, 2009, the Company entered a commercial agreement with V&M Industries, Inc., a California corporation, to market and sell the Microcyn over-the-counter liquid and gel products on a non-exclusive basis.  V&M Industries, Inc. was wholly-owned by Robert Burlingame, who was a Director at the time of the transaction.  V&M Industries, Inc. subsequently changed its name to Innovacyn, Inc.  On June 1, 2010, Innovacyn and the Company amended this agreement.  Once certain milestones are met the Company will share profits related to Vetericyn and Microcyn over-the-counter sales.

The Company currently manufactures all Microcyn over-the-counter products and bears all inventory and collection risks related to the over-the-counter sales and incurs costs associated with Innovacyn’s sales and marketing efforts. Accordingly, the Company records over-the-counter related revenue on the gross basis and records expenses related to Innovacyn’s sales and marketing efforts in selling, general and administrative expenses. During the three months ended June 30, 2010, the Company recorded revenue related to these agreements in the amounts of $361,000 and $24,000, respectively. The revenue is recorded in product revenues in the accompanying condensed consolidated statements of operations.

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

Based on an opinion of Mexican counsel, the Company’s management and the audit committee of the Board of Directors do not believe that the Company is likely to experience any loss with respect to this matter. However, there can be no assurance that the Mexican tax authorities will not pursue this matter and, if pursued, that it would not result in a material loss to the Company.

Note 5. Derivative Liability

The Company deems financial instruments which do not have fixed settlement provisions to be derivative instruments. The common stock purchase warrants issued with the Company’s August 13, 2007 private placement, and the common stock purchase warrants issued to the placement agent in the transaction, do not have fixed settlement provisions because their exercise prices may be lowered if the Company issues securities at lower prices in the future. The Company was required to include the reset provisions in order to protect the warrant holders from the potential dilution associated with future financings. At issuance, the warrants were recognized as derivative instruments and classified as equity and have since been re-characterized as derivative liabilities. Accordingly, the fair value of the derivative liabilities is re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The derivative liability was valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	June 30, 2010	March 31, 2010
Expected life	2.12 years	2.37 years
Risk-free interest rate	0.61%	1.02%
Dividend yield	0.00%	0.00%
Volatility	84%	84%
Warrants outstanding	724,188	724,188
Fair value of warrants	$384,000	$472,000

The Company recorded a gain of $88,000 and a loss of $1,208,000 due to a change in the fair value of the Company’s derivative liability for the three months ended June 30, 2010 and 2009, respectively.  These amounts are included as a change in the fair value of derivative instruments in the accompanying condensed consolidated statements of operations.

Note 6. Stockholders’ Equity

Common Stock Issued to Director

On April 1, 2009, the Company entered into a six month agreement with Mr. Bob Burlingame, who was a Director at the time of the transaction. Pursuant to the agreement, Mr. Burlingame provided the Company with sales and marketing expertise and services as part of another revenue sharing agreement. In consideration of his services, on June 12, 2009, the Company issued Mr. Burlingame 435,897 unregistered shares of its common stock. The shares were fully vested and non-forfeitable at the time of issuance. The fair value of the common stock was more readily determinable than the fair value of the services rendered.  The Company has amortized the fair value of the warrants over the six month term of the consulting agreement which is consistent with its treatment of similar cash transactions. Accordingly, the Company recorded $476,000 of stock compensation expense related to this agreement which was recognized on a straight-line basis over the six month term of the agreement (April 1, 2009 to October 1, 2009). The Company recorded $238,000 of compensation expense related to this agreement. The expense was recorded as selling, general and administrative expense in the accompanying condensed consolidated statement of operations for the three months ended June 30, 2009.

Common Stock Issued to Service Providers

On April 24, 2009, the Company entered into an agreement with Advocos LLC, a contract sales organization that serves as part of the Company’s sales force for the sale of wound care products in the United States. Pursuant to the agreement, the Company agreed to pay the contract sales organization a monthly fee and potential bonuses that will be based on achievement of certain levels of sales. The Company agreed to issue the contract sales organization shares of common stock each month as compensation for its services. During the three months ended June 30, 2010 and 2009, the Company issued 10,255 and 24,500 shares of common stock, respectively, in connection with this agreement. The Company has determined that the fair value of the common stock, which was calculated as shares were issued, was more readily determinable than the fair value of the services rendered. Accordingly, the Company recorded the fair market value of the stock as compensation expense. The expense will be recognized as the shares of stock are earned. During the three months ended June 30, 2010 and 2009, the Company recorded $22,000 and $26,000 of compensation expense, respectively. These expenses were recorded as selling, general and administrative expense in the accompanying condensed consolidated statements of operations.

On December 17, 2009, the Company entered into an agreement with Windsor Corporation.  Windsor Corporation provides financial advisory services to the Company. Pursuant to the agreement, the Company agreed to pay Windsor Corporation, on a quarterly basis, common stock valued at $30,000.   The Company determined the fair value of the common stock was more readily determinable than the fair value of the services rendered. Accordingly, the Company recorded the fair market value of the stock as compensation expense. During the three months ended June 30, 2010, the Company issued 15,288 share of common stock.  The Company recorded $30,000 of expense related to this agreement which was recorded as selling, general and administrative expense in the accompanying condensed consolidated statement of operations.

On May 19, 2010, the Company issued common stock to Life Tech Capital, a Division of Aurora Capital, LLC, for providing financial advisory services. The Company agreed to pay Life Tech Capital, a Division of Aurora Capital, LLC, 20,000 shares of common stock for the services provided.   The Company determined the fair value of the common stock was more readily determinable than the fair value of the services rendered.  The aggregate fair value of the common stock amounted to $44,000.  Accordingly, during the three months ended June 30, 2010, the Company recorded $44,000 of expense related to this agreement which was recorded as selling, general and administrative expense in the accompanying condensed consolidated statement of operations.

On May 19, 2010, the Company issued common stock to Acute Care Partners, Inc., for providing recruiting and other management services. The Company agreed to pay Acute Care Partners, Inc. 50,000 shares of common stock for the services provided.   The Company determined that the fair value of the common stock was more readily determinable than the fair value of the services rendered.  The aggregate fair value of common stock amounted to $111,000.  Accordingly, during the three months ended June 30, 2010, the Company recorded $111,000 of expense related to this agreement which was recorded as selling, general and administrative expense in the accompanying condensed consolidated statement of operations.

Note 7. Stock-Based Compensation

The Company accounts for share-based awards exchanged for employee services at the estimated grant date fair value of the award. The Company amortizes the fair value of employee stock options on a straight-line basis over the requisite service period of the awards.  Compensation expense includes the impact of an estimate for forfeitures for all stock options.

Employee stock-based compensation expense is as follows (in thousands):

	Three Months Ended June 30,
	2010	2009
Cost of service revenue	$15	$4
Research and development	51	29
Selling, general and administrative	695	160
Total stock-based compensation	$761	$193

No income tax benefit has been recognized related to stock-based compensation expense and no tax benefits have been realized from exercised stock options.

The Company estimated the fair value of employee stock awards using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options granted during the three months ended June 30, 2010 was estimated using the following weighted-average assumptions: expected term of 5.6 years, risk-free interest rate of 1.95%, and dividend yield of 0.00% and volatility of 84%. The weighted-average fair value of options granted during the three months ended June 30, 2010 was $1.36.  The options were granted to the Company’s executive officers.  There were no options granted during the three months ended June 30, 2009.

The expected term of stock options represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by Staff Accounting Bulletin No. 107 for “plain vanilla” options. The expected stock price volatility for the Company’s stock options was determined by examining the historical volatilities for industry peers and using an average of the historical volatilities of the Company’s industry peers as well as the trading history for the Company’s common stock. The Company will continue to analyze the stock price volatility and expected term assumptions as more data for the Company’s common stock and exercise patterns becomes available. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.

The Company estimates forfeitures based on historical experience and reduces compensation expense accordingly.  The estimated forfeiture rates used during the three months ended June 30, 2010 was 4.6%.

At June 30, 2010, there were unrecognized compensation costs of $2,211,000 related to stock options which is expected to be recognized over a weighted-average amortization period of 2.16 years.

The Company did not capitalize any cost associated with stock-based compensation.

The Company issues new shares of common stock upon exercise of stock options.

A summary of all option activity as of June 30, 2010 and changes during the three months then ended is presented below:

	Shares (000)	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value ($000)
Options
Outstanding at April 1, 2010	3,987	$2.96
Granted	500	1.97
Exercised	(21)	0.42
Forfeited or expired	(5)	13.33
Outstanding at June 30, 2010	4,461	$2.84	7.78	$2,176
Exercisable at June 30, 2010	2,204	$3.95	6.50	$834

The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the underlying fair value of the Company’s common stock ($2.04) for stock options that were in-the-money as of June 30, 2010.

As provided under the Company’s 2006 Stock Incentive Plan (the “2006 Plan”), the aggregate number of shares authorized for issuance as awards under the 2006 Plan automatically increased on April 1, 2010 by 1,308,071 shares (which number constitutes 5% of the outstanding shares on the last day of the year ended March 31, 2010).

Note 8. Income Taxes

The Company has completed a study to assess whether a change in control has occurred or whether there have been multiple changes of control since the Company’s formation. The Company determined, based on the results of the study, that no change in control occurred for purposes of Internal Revenue Code section 382. The Company, after considering all available evidence, fully reserved for these and its other deferred tax assets since it is more likely than not such benefits will not be realized in future periods. The Company has incurred losses for the financial reporting and income tax purposes for the quarter ended June 30, 2010. Accordingly, the Company is continuing to fully reserve for its deferred tax assets. The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the Company’s deferred income tax assets satisfy the realization standards, the valuation allowance will be reduced accordingly.

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

Note 9. Segment and Geographic Information

The Company generates revenues from wound care products which are sold into the human and animal health care markets and the Company generates revenues from laboratory testing services which are provided to medical device manufacturers. The Company operates a single segment business which consists of three geographical sales territories as follows (in thousands):

	Three Months
	Ended
	June 30,
	2010	2009
U.S.	$522	$131
Mexico	998	1,208
Europe and other	525	228
	$2,045	$1,567

The Company’s service revenues amounted to $219,000 and $280,000 for the three months ended June 30, 2010 and 2009.

Note 10. Subsequent Events

On August 5, 2010, the Company granted a one-time cash bonus of $83,000 to Hojabr Alimi, the Company's Chairman of the Board of Directors and Chief Executive Officer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as of June 30, 2010 and our audited consolidated financial statements for the year ended March 31, 2010 included in our report on Form 10-K, that was filed with the Securities and Exchange Commission on June 8, 2010.

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

Forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to the risks described in our Annual Report on Form 10-K including our ability to become profitable; the effect of the general decline in the economy on our business; the progress and timing of our development programs and regulatory approvals for our products; the benefits and effectiveness of our products; the ability of our products to meet existing or future regulatory standards; the progress and timing of clinical trials and physician studies; our expectations related to the use of our cash reserves; our expectations and capabilities relating to the sales and marketing of our current products and our product candidates; our ability to gain sufficient reimbursement from third-party payors; our ability to compete with other companies that are developing or selling products that are competitive with our products; the establishment of strategic partnerships for the development or sale of products; the risk our research and development efforts do not lead to new products; the timing of commercializing our products; our relationship with Quimica Pasteur; our ability to penetrate markets through our sales force, distribution network, and strategic business partners to gain a foothold in the market and generate attractive margins; the expansion of our sales force and distribution network; the ability to attain specified revenue goals within a specified time frame, if at all, or to reduce costs; the outcome of discussions with the U.S. Food and Drug Administration, or FDA,  and other regulatory agencies; the content and timing of submissions to, and decisions made by, the FDA and other regulatory agencies, including demonstrating to the satisfaction of the FDA the safety and efficacy of our products; our ability to manufacture sufficient amounts of our product candidates for clinical trials and products for commercialization activities; our ability to protect our intellectual property and operate our business without infringing on the intellectual property of others; our ability to continue to expand our intellectual property portfolio; our expectations about the outcome of litigation and controversies with third parties; the risk we may need to indemnify our distributors or other third parties; our ability to attract and retain qualified directors, officers and employees; our expectations relating to the concentration of our revenue from international sales; our ability to expand to and commercialize products in markets outside the wound care market; and the impact of the Sarbanes-Oxley Act of 2002 and any future changes in accounting regulations or practices in general with respect to public companies. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

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

Outside the United States, our product has a CE Mark device approval in Europe for debriding, irrigating and moistening acute and chronic wounds in comprehensive wound treatment by reducing microbial load and creating a moist environment. In Mexico, we are approved as a drug for antiseptic treatment of wounds and infected areas. In India, our technology has a drug license for cleaning and debriding in wound management while in China there is a medical device approval by the State Food and Drug Administration for reducing the propagation of microbes in wounds and creating a moist environment for wound healing.

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

We believe the Microcyn Technology is the only known stable, anti-infective therapeutic available in the world today that simultaneously cures or improves infection while also promoting wound healing through increased blood flow to the wound bed and reduction of inflammation. Also, we believe Microcyn provides significant advantages over current methods of care in the treatment of a wide range of chronic and acute wounds throughout all stages of treatment. These stages include cleaning, debridement, prevention and treatment of infections and wound healing. We believe that unlike antibiotics, antiseptics, growth regulators and other advanced wound care products; Microcyn is the only stable wound care solution that is as safe as saline, and also cures infection while simultaneously accelerating wound healing. Also, unlike most antibiotics, we believe Microcyn does not target specific strains of bacteria, a practice which has been shown to promote the development of resistant bacteria. In addition, our products are shelf stable, non-toxic, require no special preparation and are easy to use.

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

In the fourth quarter of 2007, we completed a Phase II randomized clinical trial, which was designed to evaluate the effectiveness of Microcyn in mildly infected diabetic foot ulcers with the primary endpoint of clinical cure or improvement in signs and symptoms of infection according to guidelines of Infectious Disease Society of America. We used 15 clinical sites and enrolled 48 evaluable patients in three arms, using Microcyn alone, Microcyn plus an oral antibiotic, and saline plus an oral antibiotic. We announced the results of our Phase II trial in March 2008. In the clinically evaluable population of the study, the clinical success rate at visit four (test of cure) for patients treated with Microcyn alone was 93.3% compared to 56.3% for the Levofloxacin plus saline-treated patients. This study was not statistically powered, but the high clinical success rate (93.3%) and the p-value (0.033) would suggest the difference is meaningfully positive for the Microcyn-treated patients. Also, for this set of data, the 95.0% confidence interval for the Microcyn-only arm ranged from 80.7% to 100.0% while the 95.0% confidence interval for the Levofloxacin and saline arm ranged from 31.9% to 80.6%; the confidence intervals do not overlap, thus indicating a favorable clinical success for Microcyn compared to Levofloxacin. At visit three (end of treatment) the clinical success rate for patients treated with Microcyn alone was 77.8% compared to 61.1% for the Levofloxacin plus saline-treated patients.

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

On January 26, 2009, we entered into a commercial agreement with VetCure, Inc., a California corporation, to market and sell our Vetericyn products. VetCure, Inc. later changed its name to Vetericyn, Inc. This agreement was amended on February 24, 2009 and on July 24, 2009. At the time of each of these transactions, Vetericyn was wholly-owned by Robert Burlingame, who was a Director at the time of the transactions.  Mr. Burlingame resigned from our Board on February 10, 2010.  Pursuant to the agreement, we provide Vetericyn, Inc. with bulk product and Vetericyn, Inc. bottles, packages, and sells Vetericyn Inc. products. We receive a fixed amount for each bottle of Vetericyn sold by Vertericyn, Inc.  In addition, once certain milestones are met by Vetericyn, Inc., we will share revenue generated by Vetericyn, Inc. related to Vetericyn sales.

On September 15, 2009, we entered a commercial agreement with V&M Industries, Inc., a California corporation, to market and sell our Microcyn over-the-counter liquid and gel products.  V&M Industries, Inc. was wholly-owned by Robert Burlingame, who was a Director at the time of the transaction.  V&M Industries, Inc. subsequently changed their name to Innovacyn, Inc.  On June 1, 2010 we entered into an amendment to this agreement. Once certain milestones are met by Innovacyn, we will share gross profits generated by Innovacyn. On May 13, 2010, Innovacyn received notice from Health Canada they can market these products in the Canadian market.

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

We have announced the commercialization of a Microcyn hydrogel for both wound care and dermatology which received six 510(k) approvals in the U.S. We intend to pursue additional approvals in Europe, China, India and Mexico and plan to initiate commercialization upon obtaining these approvals.

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

In China, we signed an exclusive distribution agreement with China Bao Tai, which in March 2008 secured marketing approval from the Chinese State Food and Drug Administration. In April 2010, we terminated the distribution agreement.  We will continue to supply China Bao Tai with product on a non-exclusive basis.  We are currently in the process of setting up a broader distribution network in China.

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

Comparison of Three Months Ended June 30, 2010 and 2009

Revenues

Total revenues were $2,264,000 during the quarter ended June 30, 2010 compared to $1,847,000 in the prior year period. Product revenues increased $478,000, or 31%, with the large increases in the U.S., Europe, India, the Middle East and China, partially offset by a decline in Mexico.

Revenue in Mexico decreased 17% from the prior year period with unusually high sales last year, caused by the swine flu epidemic in Mexico. Unit sales of our 240-milliliter presentation, which is primarily sold to pharmacies in Mexico, decreased 40% from the prior year to a monthly average of 34,195 units compared to 56,692 in the same period last year. Sales to hospitals increased 8% with price increases offsetting a decline in units sold. We believe that during the quarter ended June 30, 2009, the swine flu epidemic in Mexico resulted in sales of $300,000 to $350,000 higher than normal.

 Europe and Rest of World revenue increased $297,000, up 130% over the prior year period, due to higher sales in Europe, India, the Middle East and China. Revenue related to China, which amounted to $210,000, during the quarter resulted from the conversion of the exclusive relationship with China Bao Tai to a non-exclusive relationship and the recognition of deferred revenue related to an upfront payment from China Bao Tai.

 Product revenue in the U.S. increased $391,000 with strong increases in animal and human wound care, mostly related to television advertising and sales initiatives sponsored by Innovacyn, Inc. and a royalty payment from Union Springs Pharmaceuticals LLC, selling MyClyns, a germ protection spray to the professional and consumer markets.

The following table shows our product revenues by geographic region:

	Three Months Ended June 30,
	2010	2009	Increase	Increase
U.S.	$522,000	$131,000	$391,000	298%
Europe and Rest of World	525,000	228,000	297,000	130%
Mexico	998,000	1,208,000	(210,000)	(17)%
Total	$2,045,000	$1,567,000	$478,000	31%

Service revenue decreased $61,000 when compared to the prior year period due to a decrease in the number of tests provided by our services business.

Gross Profit

We reported gross profit from our Microcyn products business of $1,349,000, or 66% of product revenues, during the three months ended June 30, 2010, compared to a gross profit of $1,040,000, or 66%, in the prior year period. The flat gross margins represent higher margins in U.S. and Europe and Rest of World, offset by lower gross margins in Mexico. The higher margins in the U.S. are due to improved product mix for certain U.S. sales. Mexico’s margins were 73% during the quarter ended June 30, 2010, compared to 82% in the prior year period due to the high volume last year caused by the swine flu epidemic.

We expect our gross margins to improve in the U.S and Europe as our unit volume increases.

Research and Development Expense

Research and development expense declined $325,000, or 45%, to $396,000 for the three months ended June 30, 2010, compared to $721,000 in the prior year period. Most of the decrease was attributable to the reduction in personnel and related expenses, as we converted our research and development facility and the related people to operational manufacturing, supporting the U.S. sales.

We expect that our research and development expense will slightly increase over the next few quarters as we spend more money on laboratory tests, clinical trials and the development and approval of new products.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $704,000, or 26%, to $3,389,000 during the three months ended June 30, 2010, from $2,685,000 during the three months ended June 30, 2009. Primarily, this increase was due to a higher stock compensation charge, up by $478,000 and higher compensation costs in the U.S. Bonuses were recorded and paid during the quarter ending June 30, 2010, consisting of stock options and cash. These increases were partially offset by lower sales and marketing costs in Europe.

We expect selling, general and administrative expenses to grow slightly in future periods as we spend more money on expanding sales in the U.S., Europe and Rest of World, and Mexico markets.

Interest income and expense and other income and expense, net

Interest expense increased $55,000 to $59,000 during the three months ended June 30, 2010 from $4,000 during the three months ended June 30, 2009. Primarily this increase was due to $32,000 of cash interest incurred and $24,000 of non-cash interest incurred during the three months ended June 30, 2010. This interest is related to $2,000,000 borrowed on May 3, 2010. Interest income showed no material change from the same period last year.

Other income and expense, net decreased $21,000 to net other expense of $8,000 for the three months ended June 30, 2010, from net other expense of $29,000 for the same period last year. The change in other income and expense, net was primarily related to the quarterly unrealized foreign exchange gains and losses on intercompany transactions.

Derivative liability

During the three months ended June 30, 2010 we recorded a change in the fair value of our derivative liability of $88,000 and as a result we recorded this amount as income. For the three months ended June 30, 2009 we recorded a loss of $1,208,000. The decrease in expense when comparing the three months ended June 30, 2010 to the three months ended June 30, 2009, was primarily the result of the exercise of warrants.

Net Loss

Net loss for the three months ended June 30, 2010 was $2,375,000, down $1,166,000 from $3,541,000 for the same period in the prior year. Our loss for the three months ended June 30, 2010 decreased primarily due to the $1,208,000 loss we recorded on our derivative instruments in the three months ended June 30, 2009.

Sources of Liquidity

As of June 30, 2010, we had cash and cash equivalents of $6,667,000. Since our inception, substantially all of our operations have been financed through sales of equity securities. Other sources of financing that we have used to date include our revenues, as well as various loans.

Since our inception, substantially all of our operations have been financed through the sale of $114,400,000 (net proceeds) of our common and convertible preferred stock. This includes:

•	net proceeds of $21,936,000 raised in our initial public offering on January 30, 2007;
•	net proceeds of $9,124,000 raised in a private placement of common shares on August 13, 2007;
•	net proceeds of $12,613,000 raised through a registered direct placement from March 31, 2008 to April 1, 2008;
•	net proceeds of $1,514,000 raised through a private placement on February 6, 2009;
•	net proceeds of $948,000 from a private placement on February 24, 2009;
•	net proceeds of $2,000,000 from a private placement on June 1, 2009;
•	net proceeds of $5,411,000 from a registered direct offering on July 30, 2009; and
•	proceeds of $4,232,000 received from the exercise of common stock purchase warrants and options.

In June 2006, we entered into a loan and security agreement with a financial institution to borrow a maximum of $5,000,000. Under this facility we borrowed $4,182,000. The loan was repaid in full at March 31, 2009.  We no longer have the ability to borrow against this facility. On May 1, 2010, we entered into a loan and security agreement with a financial institution to borrow a maximum of $3,000,000. Under this facility we borrowed $2,000,000. We may borrow an additional $1,000,000 if we meet certain financial milestones.

 Cash Flows

As of June 30, 2010, we had cash and cash equivalents of $6,667,000, compared to $6,258,000 at March 31, 2010.

Net cash used in operating activities during the three months ended June 30, 2010 was $1,494,000 primarily due to the $2,244,000 net loss for the period which was offset in part by non-cash transactions during the three months ended June 30, 2010, including $968,000 of stock-based compensation, and an $88,000 gain on the fair value adjustment of our derivative liability.

Net cash used in operating activities during the three months ended June 30, 2009 was $1,694,000, primarily due to the $3,541,000 net loss for the period, a $273,000 decrease in accounts payable, and a $306,000 increase in accounts receivable. These uses of cash were offset in part by non-cash charges during the year ended June 30, 2009, including $1,208,000 loss on the fair value of warrants, $465,000 of stock-based compensation, $123,000 of depreciation and amortization, and an increase in accrued and other liabilities of $530,000.

Net cash provided by financing activities was $1,938,000 the three months ended June 30, 2010, primarily due to the issuance of $2,000,000 of debt which was offset by payments of $71,000 of outstanding debt during the period. We also received $9,000 in connection with the exercise of stock options.

Net cash provided by financing activities was $1,855,000 for the three months ended June 30, 2009, primarily due to the issuance $2,000,000 of common stock which was offset by payments of $89,000 of outstanding debt during the period.

Operating Capital and Capital Expenditure Requirements

We incurred a net loss of $2,375,000 for the three months ended June 30, 2010. At June 30, 2010 our accumulated deficit amounted to $119,412,000 and at March 31, 2010 our accumulated deficit amounted to $117,037,000. At June 30, 2010, our working capital amounted to $6,701,000.

We may raise additional capital from external sources in order to continue the longer term efforts contemplated under our business plan. We expect to continue incurring losses for the foreseeable future and may raise additional capital to pursue our product development initiatives and to penetrate markets for the sale of our products. We cannot provide any assurance that we will raise additional capital. Our management believes that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means; however, we have not secured any commitment for new financing at this time.

We have undertaken initiatives to reduce costs in an effort to conserve capital. Future pivotal trials will require the selection of a partner and must also be completed in order for us to commercialize Microcyn as a drug product in the United States. Commencement of the pivotal clinical trials will be delayed until we find a strategic partner to fund these trials. Without a strategic partner or additional capital, our pivotal clinical trials will be delayed for a period of time that is currently indeterminate.

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

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

 There have been no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, as filed with the SEC on June 8, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 19, 2010, we issued 10,255 shares of common stock to Advocos, LLC, as compensation for product sales services performed in connection with an agreement between us and Advocos.

On May 19, 2010, we issued 20,000 shares of common stock to Life Tech Capital, a Division of Aurora Capital LLC, as compensation for financial advisory services in connection with an agreement between us and Life Tech Capital, a Division of Aurora Capital, LLC.

On May 19, 2010, we issued 50,000 shares of common stock to Acute Care Partners, Inc. as compensation for recruiting and other management services in connection with an agreement between us and Acute Care Partners, Inc.

On June 30, 2010, we issued 15,288 shares of common stock to Windsor Corporation, as compensation for financial advisory services in connection with an agreement between us and Windsor Corporation, Inc.

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

Item 3. Default Upon Senior Securities

We did not default upon any senior securities during the quarter ended June 30, 2010.

Item 4. Removed and Reserved

Item 5. Other Information

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On August 5, 2010, we granted a one-time cash bonus of $83,000 to Hojabr Alimi, our Chairman of the Board of Directors and Chief Executive Officer. This bonus is intended to partially compensate Mr. Alimi for the financial sacrifices and personal debts Mr. Alimi acquired during the early years as he was building our Company.

Item 6. Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Registrant (included as Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended March 31, 2007, and incorporated herein by reference).

3.2
Amended and Restated Bylaws of Registrant, as amended effective on June 11, 2008 (included as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2008, and incorporated herein by reference).

4.1
Specimen Common Stock Certificate (included as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

4.2
Warrant to Purchase Series A Preferred Stock of Registrant by and between Registrant and Venture Lending & Leasing III, Inc., dated April 21, 2004 (included as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

4.3
Warrant to Purchase Series B Preferred Stock of Registrant by and between Registrant and Venture Lending & Leasing IV, Inc., dated June 14, 2006 (included as Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

4.4
Form of Warrant to Purchase Common Stock of Registrant (included as Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

4.5
Form of Warrant to Purchase Common Stock of Registrant (included as Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

4.6
Form of Warrant to Purchase Common Stock of Registrant (included as Exhibit 4.11 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

4.7
Form of Warrant to Purchase Common Stock of Registrant (included as Exhibit 4.12 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

4.8	Form of Warrant to Purchase Common Stock of Registrant (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 13, 2007, and incorporated herein by reference).

4.9	Form of Warrant to Purchase Common Stock of Registrant (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 28, 2008, and incorporated herein by reference).

4.10
Form of Common Stock Purchase Warrant for April 2009 offering (included as Exhibit 4.15 to the Company’s Registration Statement on Form S-1 (File No. 333-158539) declared effective on July 24, 2009, and incorporated herein by reference).

4.11	Warrant issued to Dayl Crow, dated March 4, 2009 (included as Exhibit 4.16 to the Company’s Annual Report on Form 10-K filed on June 11, 2009, and incorporated herein by reference).

4.12
Form of Common Stock Purchase Warrant for July 2009 offering, (included as Exhibit 4.15 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference)

4.13
Warrant to Purchase Shares of Common Stock of Oculus Innovative Sciences, Inc., (Included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 6, 2010, and incorporated herein by reference).

10.1
Form of Indemnification Agreement between Registrant and its officers and directors (included as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

10.2
Form of 2006 Stock Incentive Plan and related form stock option plan agreements (included as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

10.3
Amended and Restated Investors Rights Agreement, effective as of September 14, 2006 (included as Exhibit 4.6 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

10.4
Form of Promissory Note issued to Venture Lending & Leasing III, Inc. (included as Exhibit 4.7 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

10.5
Form of Promissory Note (Equipment and Soft Cost Loans) issued to Venture Lending & Leasing IV, Inc. (included as Exhibit 4.8 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

10.6
Form of Promissory Note (Growth Capital Loans) issued to Venture Lending & Leasing IV, Inc. (included as Exhibit 4.9 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

10.7
Form of Promissory Note (Working Capital Loans) issued to Venture Lending & Leasing IV, Inc. (included as Exhibit 4.10 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

10.8
Office Lease Agreement, dated October 26, 1999, between Registrant and RNM Lakeville, L.P. (included as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

10.9
Amendment to Office Lease No. 1, dated September 15, 2000, between Registrant and RNM Lakeville L.P. (included as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

10.10
Amendment to Office Lease No. 2, dated July 29, 2005, between Registrant and RNM Lakeville L.P. (included as Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

10.11
Amendment No. 3 to Lease, dated August 23, 2006, between Registrant and RNM Lakeville L.P. (included as Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

10.12
Amendment No. 4 to Lease, dated September 13, 2007, by and between Registrant and RNM Lakeville L.P. (included as Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2008, and incorporated herein by reference).

10.13
Office Lease Agreement, dated May 15, 2005, between Oculus Technologies of Mexico, S.A. de C.V. and Antonio Sergio Arturo Fernandez Valenzuela (translated from Spanish) (included as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

10.14
Office Lease Agreement, dated July 2003, between Oculus Innovative Sciences, B.V. and Artikona Holding B.V. (translated from Dutch) (included as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

10.15
Amendment to Office Lease Agreement, effective February 15, 2008, by and between Oculus Innovative Sciences Netherlands B.V. and Artikona Holding B.V. (translated from Dutch) (included as Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2008, and incorporated herein by reference).

10.16
Form of Director Agreement (included as Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

10.17
Leasing Agreement, dated May 5, 2006, by and between Mr. Jose Alfonzo I. Orozco Perez and Oculus Technologies of Mexico, S.A. de C.V. (included as Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

10.18
Stock Purchase Agreement, dated June 16, 2005, by and between Registrant, Quimica Pasteur, S de R.L., Francisco Javier Orozco Gutierrez and Jorge Paulino Hermosillo Martin (included as Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

10.19
Framework Agreement, dated June 16, 2005, by and among Javier Orozco Gutierrez, Quimica Pasteur, S de R.L., Jorge Paulino Hermosillo Martin, Registrant and Oculus Technologies de Mexico, S.A. de C.V. (included as Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

10.20
Mercantile Consignment Agreement, dated June 16, 2005, between Oculus Technologies de Mexico, S.A. de C.V., Quimica Pasteur, S de R.L. and Francisco Javier Orozco Gutierrez (included as Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

10.21
Partnership Interest Purchase Option Agreement, dated June 16, 2005, by and between Registrant and Javier Orozco Gutierrez (included as Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

10.22
Termination of Registrant and Oculus Technologies de Mexico, S.A. de C.V. Agreements with Quimica Pasteur, S de R.L. by Jorge Paulino Hermosillo Martin (translated from Spanish) (included as Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

10.23
Termination of Registrant and Oculus Technologies de Mexico, S.A. de C.V. Agreements with Quimica Pasteur, S de R.L. by Francisco Javier Orozco Gutierrez (translated from Spanish) (included as Exhibit 10.29 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

10.24
Director Agreement, dated November 8, 2006, by and between Registrant and Robert Burlingame (included as Exhibit 10.34 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

10.25†
Exclusive Marketing Agreement, dated December 5, 2005, by and between Registrant and Alkem Laboratories Ltd (included as Exhibit 10.35 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

10.26
Securities Purchase Agreement, dated August 7, 2007, by and between Registrant and purchasers identified on the signatures pages thereto (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 13, 2007, and incorporated herein by reference).

10.27
Registration Rights Agreement, dated August 7, 2007, by and between Registrant and purchasers identified on signatures pages thereto (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 13, 2007, and incorporated herein by reference).

10.28
Form of Securities Purchase Agreement, dated March 27, 2008, by and between Registrant and each investor signatory thereto (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 28, 2008, and incorporated herein by reference).

10.29
Purchase Agreement by and between Registrant and Robert Burlingame, dated January 26, 2009 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 29, 2009 and incorporated herein by reference).

10.30
Purchase Agreement by and between Registrant and Non-Affiliated Investors, dated January 26, 2009 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 29, 2009 and incorporated herein by reference).

10.31
Revenue Sharing Distribution Agreement by and between Registrant and VetCure, Inc., dated January 26, 2009 (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 29, 2009 and incorporated herein by reference).

10.32
Purchase Agreement by and between Registrant and accredited investors, dated February 6, 2009 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 9, 2009 and incorporated herein by reference).

10.33
Purchase Agreement by and between Registrant, Robert Burlingame and Seamus Burlingame, dated February 24, 2009 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 27, 2009 and incorporated herein by reference).

10.34
Amendment to Revenue Sharing Distribution Agreement by and between Registrant and Vetericyn, Inc., dated February 24, 2009 (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed February 27, 2009 and incorporated herein by reference).

10.35
Agreement by and between Registrant and Robert C. Burlingame, dated April 1, 2009 (included as Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed on June 11, 2009 and incorporated herein by reference).

10.36
Microcyn U.S. Commercial Launch Agreement, by and between Registrant and Advocos, dated April 24, 2009 (included as Exhibit 10.53 to the Company’s Current Report on Form 10-K filed on June 11, 2009 and incorporated herein by reference).

10.37
Amendment No. 5 to Lease by and between Registrant and RNM Lakeville, LLC, dated May 18, 2009 (included as Exhibit 10.54 to the Company’s Current Report on Form 10-K filed on June 11, 2009 and incorporated herein by reference).

10.38
Engagement Agreement by and between Registrant and Dawson James Securities, Inc., dated April 10, 2009, (included as Exhibit 10.55 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).

10.39
Letter Agreement by and between Registrant and Dawson James Securities, Inc., dated July 2, 2009, (included as Exhibit 10.56 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).

10.40
Letter Agreement by and between Registrant and Dawson James Securities, Inc., dated July 10, 2009, (included as Exhibit 10.57 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).

10.41
Warrant Purchase Agreement by and between Registrant and Dawson James Securities, Inc., dated July 13, 2009, (included as Exhibit 10.58 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).

10.42
Loan and Security Agreement, dated May 1, 2010 between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V., Inc., (Included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 6, 2010, and incorporated herein by reference).

10.43
Supplement to the Loan and Security Agreement, dated as of May 1, 2010 between Oculus Innovative Sciences, Inc., and Venture Lending & Leasing V, Inc., (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 6, 2010, and incorporated herein by reference).

10.44*†	Amendment No. 3 to Revenue Sharing, Partnership and Distribution Agreement between the Registrant and Vetericyn, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Confidential treatment has been granted with respect to certain portions of this agreement.

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

Oculus Innovative Sciences, Inc.

Date: August 5, 2010	By:	/s/ Hojabr Alimi
Hojabr Alimi
	Its:	Chairman of the Board of Directors and Chief
Executive Officer (Principal Executive Officer)

Date: August 5, 2010	By:	/s/ Robert Miller
Robert Miller
	Its:	Chief Financial Officer
(Principal Financial Officer)