Form 10-Q
period 2010-09-30
Oculus Innovative Sciences, Inc.
filed 2010-11-04
CIK 1367083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

As of November 4, 2010 the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 26,419,357.

OCULUS INNOVATIVE SCIENCES, INC.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

	September 30, 2010	March 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,367	$6,258
Accounts receivable, net	1,615	1,416
Inventories, net	648	565
Prepaid expenses and other current assets	603	811
Total current assets	8,233	9,050
Property and equipment, net	1,019	1,108
Other assets	51	60
Total assets	$9,303	$10,218
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$976	$981
Accrued expenses and other current liabilities	1,123	1,078
Current portion of long-term debt, net of discount	147	204
Derivative liability	218	472
Total current liabilities	2,464	2,735
Deferred revenue	174	328
Long-term debt, net of discount, less current portion	1,618	110
Put warrant liability	500	—
Total liabilities	4,756	3,173
Commitments and Contingencies
Stockholders’ Equity:
Convertible preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2010 (unaudited) and March 31, 2010	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 26,384,357 and 26,161,428 shares issued and outstanding at September 30, 2010 (unaudited) and March 31, 2010, respectively	3	3
Additional paid-in capital	128,570	127,067
Accumulated other comprehensive loss	(2,965)	(2,988)
Accumulated deficit	(121,061)	(117,037)
Total stockholders’ equity	4,547	7,045
Total liabilities and stockholders’ equity	$9,303	$10,218

See accompanying notes

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Revenues
Product	$2,282	$1,403	$4,327	$2,970
Service	184	269	403	549
Total revenues	2,466	1,672	4,730	3,519
Cost of revenues
Product	638	601	1,334	1,128
Service	155	258	334	473
Total cost of revenues	793	859	1,668	1,601
Gross profit	1,673	813	3,062	1,918
Operating expenses
Research and development	553	583	949	1,304
Selling, general and administrative	2,765	2,485	6,154	5,170
Total operating expenses	3,318	3,068	7,103	6,474
Loss from operations	(1,645)	(2,255)	(4,041)	(4,556)
Interest expense	(88)	(3)	(147)	(7)
Interest income	1	—	1	1
Change in fair value of derivative liability	166	451	254	(757)
Other expense, net	(83)	(86)	(91)	(115)
Net loss	$(1,649)	$(1,893)	$(4,024)	$(5,434)
Net loss per common share: basic and diluted	$(0.06)	$(0.08)	$(0.15)	$(0.26)
Weighted-average number of shares used in per common share calculations:
Basic and diluted	26,321	22,750	26,268	21,078
Other comprehensive loss, net of tax
Net loss	$(1,649)	$(1,893)	$(4,024)	$(5,434)
Foreign currency translation adjustments	125	42	23	113
Other comprehensive loss	$(1,524)	$(1,851)	$(4,001)	$(5,321)

See accompanying notes

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(4,024)	$(5,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	185	237
Stock-based compensation	1,487	906
Change in fair value of derivative liability	(254)	757
Non-cash interest expense	60	—
Foreign currency transaction losses	4	26
Loss on disposal of assets	—	125
Changes in operating assets and liabilities:
Accounts receivable	(193)	(42)
Inventories	(84)	(148)
Prepaid expenses and other current assets	208	172
Accounts payable	—	(11)
Accrued expenses and other liabilities	(111)	57
Net cash used in operating activities	(2,722)	(3,355)
Cash flows from investing activities:
Change in long-term deposits	10	(33)
Purchases of property and equipment	(63)	(68)
Net cash used in investing activities	(53)	(101)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of offering costs	—	7,159
Proceeds from the exercise of common stock options and warrants	16	1,053
Proceeds from issued debt	2,000	—
Principal payments on debt	(148)	(224)
Payments on capital lease obligations	—	(4)
Net cash provided by financing activities	1,868	7,984
Effect of exchange rate on cash and cash equivalents	16	3
Net (decrease) increase in cash and cash equivalents	(891)	4,531
Cash and equivalents, beginning of period	6,258	1,921
Cash and equivalents, end of period	$5,367	$6,452
Supplemental disclosure of cash flow information:
Cash paid for interest	$87	$7
Equipment financed	$40	$100
Obligations settled with common stock	$—	$447

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2010 and for the three and six months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual audited consolidated financial statements. The unaudited condensed consolidated balance sheet as of September 30, 2010, condensed consolidated statements of operations for the three and six months ended September 30, 2010 and 2009, and the condensed consolidated statements of cash flows for the six months ended September 30, 2010 and 2009 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and six months ended September 30, 2010 are not necessarily indicative of results to be expected for the year ending March 31, 2011 or for any future interim period. The condensed consolidated balance sheet at March 31, 2010 has been derived from audited consolidated financial statements. However, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended March 31, 2010, and notes thereto included in the Company’s Form 10-K, which was filed with the SEC on June 8, 2010.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Periodically, the Company evaluates and adjusts estimates accordingly. The allowance for uncollectible accounts receivable balances amounted to $75,000 and $96,000, which are included in accounts receivable, net in the accompanying September 30, 2010 and March 31, 2010 condensed consolidated balance sheets, respectively.  The reserve for excess and obsolete inventory balances amounted to $137,000 and $143,000, which are included in inventories, net in the accompanying September 30, 2010 and March 31, 2010 condensed consolidated balance sheets, respectively.

Foreign Currency Reporting

The Company’s subsidiary in Mexico uses the local currency (Mexican Pesos) as its functional currency and the Company’s subsidiary in Europe uses the local currency (Euro) as its functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date, and revenue and expense accounts are translated at average exchange rates during the period. Resulting translation adjustments were recorded in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets at September 30, 2010 and March 31, 2010.

Foreign currency transaction gains (losses) relate primarily to trade payables and receivables between the Company’s subsidiaries in Mexico and Europe. These transactions are expected to be settled in the foreseeable future. The Company recorded foreign currency transaction losses of $50,000 and $42,000 for the three months ended September 30, 2010 and 2009, respectively.  The Company recorded foreign currency transaction losses of $4,000 and $26,000 for the six months ended September 30, 2010 and 2009, respectively. The related (losses) gains were recorded in other income and expense, net, in the accompanying condensed consolidated statements of operations.

Net Loss per Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic loss per share for the three and six months ended September 30, 2010 and 2009 excludes potentially dilutive securities because their inclusion would be anti-dilutive.

The following securities were excluded from basic and diluted net loss per share calculation because their inclusion would be anti-dilutive (in thousands):
	September 30,
	2010	2009
Options to purchase common stock	4,443	3,219
Restricted stock units	—	30
Warrants to purchase common stock	9,297	10,624
	13,740	13,873

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company classifies common stock purchase warrants and other free standing derivative financial instruments as equity if the contracts (i) require physical settlement or net-share settlement or (ii) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (iii) contracts that contain reset provisions as either an asset or a liability. The Company assesses classification of its freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company determined that its freestanding derivatives, which principally consist of warrants to purchase common stock, satisfied the criteria for classification as equity instruments at September 30, 2010, other than certain warrants that contain reset provisions that the Company classified as derivative liabilities as more fully described in Note 5.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Financial liabilities measured at fair value on a recurring basis are summarized below:

	Fair value measurements (in thousands) at September 30, 2010 using
	September 30, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Fair value of warrant obligations (Note 5)	$218	—	—	$218

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

Note 2. Liquidity and Financial Condition

During the three and six months ended September 30, 2010, the Company incurred a net loss of $1,649,000 and $4,024,000 respectively. At September 30, 2010, the Company’s accumulated deficit amounted to $121,061,000. During the six months ended September 30, 2010, net cash used in operating activities amounted to $2,722,000. At September 30, 2010, the Company’s working capital amounted to $5,769,000.  The Company may raise additional capital from external sources in order to continue the longer term efforts contemplated under its business plan. The Company expects to continue incurring losses for the foreseeable future and may raise additional capital to pursue its product development initiatives, penetrate markets for the sale of its products and continue as a going concern.

On May 1, 2010, the Company entered into a Loan and Security Agreement and a Supplement to the Loan and Security Agreement with Venture Lending & Leasing, Inc. to borrow up to an aggregate of up to $3,000,000 (collectively, the “Agreements”).  The Agreements provide for a first tranche of $2,000,000 and, as of September 30, 2010, the Company has met certain financial milestones, whereby it may borrow a second tranche of $1,000,000.  The loan is secured by the all assets of the Company excluding intellectual property under certain circumstances. On May 3, 2010, the Company borrowed $2,000,000 on the first tranche. The effective interest rate on the loan is 13.3%. For the first eight payments, the Company will make monthly payments of interest only set at $16,660 through December 1, 2010. Thereafter, the Company will make interest and principal payments of $75,000 per month through June 1, 2013. Additionally, the Company will make a final balloon payment of $132,340 on June 1, 2013 (Note 3).  The Company achieved the financial milestones to borrow the second tranche of $1,000,000 and expects to borrow the second tranche prior to November 30, 2010.

For the six months ended September 30, 2010, the Company received $16,000 in connection with the exercise of 39,396 stock options.

The Company currently anticipates that its cash and cash equivalents will be sufficient to meet its working capital requirements to continue its sales and marketing and research and development through at least October 1, 2011. However, in order to execute the Company’s long-term Microcyn product development strategy and to penetrate new and existing markets, the Company may need to raise additional funds, through public or private equity offerings, debt financings, corporate collaborations or other means. The Company may raise additional capital to pursue its product development initiatives and penetrate markets for the sale of its products.

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

Note 3. Condensed Consolidated Balance Sheets

Inventories

Inventories consisted of the following (in thousands):

	September 30, 2010	March 31, 2010
	(unaudited)
Raw materials	$460	$406
Finished goods	325	302
	785	708
Less: inventory allowances	(137)	(143)
	$648	$565

Notes Payable

On May 1, 2010, the Company entered into a Loan and Security Agreement and a Supplement to the Loan and Security Agreement with Venture Lending & Leasing V, Inc. to borrow up to an aggregate of $3,000,000 (collectively, the “Agreements”).  The Agreements provide for a first tranche of $2,000,000 and, upon meeting certain financial milestones, the Company may borrow a second tranche of $1,000,000, which the Company met at September 30, 2010. The loan is secured by the assets of the Company excluding intellectual property under certain circumstances. On May 3, 2010, the Company borrowed $2,000,000 on the first tranche. For the first eight payments, the Company will make monthly interest only payments set at $16,660 through December 1, 2010. Thereafter, the Company will make interest and principal payments of $75,000 per month through June 1, 2013. Additionally, the Company will make a final balloon payment of $132,340 on June 1, 2013, resulting in an effective interest rate of 13.3%.  If the Company draws the second tranche, the Company will make interest-only payments for 6 months following the commencement of the second tranche. Following the interest only period, the second tranche will be amortized over 30 months, with a final payment due equal to 6.617% of the original principal balance.  During the three and six months ended September 30, 2010, the Company made interest payments of $49,000 and $82,000, respectively.

Additionally, in connection with the Agreements, the Company issued a warrant to Venture Lending & Leasing, Inc. for the purchase of 166,667 shares of the Company’s common stock.  If  the Company becomes eligible to draw the second tranche of the loan, and borrows additional funds pursuant to the second tranche,  the Company will be obligated to issue a second warrant for the purchase of an additional 83,333 shares of its common stock (collectively, the “Warrants”).  The Warrants may be exercised for a cash payment of $2.00 per share of common stock, subject to adjustment for stock splits, dividends, a change in control or similar transactions.  The Warrants also have a cashless exercise feature.  The Warrants expire on November 30, 2017.  The Warrants may be put back to the Company for $500,000 cash, plus an additional $250,000 if the Company draws the second tranche of the loan.  The put feature is available to the holder for 60 days after the first of the following to occur: i) a change of control of the Company, ii) the closing of at least $15,000,000 of additional equity financing, or iii) March 31, 2014.  The $500,000 cash value of the warrant was recorded as a put warrant liability and a corresponding amount of $500,000 was recorded as a discount on the note payable.  The discount will be accreted to non-cash interest expense over the term of the loan using the effective interest method.  During the three and six months ended September 30, 2010, the Company recorded $36,000 and $60,000 of non-cash interest expense related to this to this note, respectively.  The remaining balance of this note amounted to $2,000,000, and the carrying value, net of $440,000 discount, amounted to $1,560,000, at September 30, 2010, of which $65,000, net of $150,000 discount, is included in the current portion of long-term debt in the accompanying condensed consolidated balance sheet.

On August 12, 2010, the Company entered into a note agreement for principal amounting to $40,000 with an interest rate of 11.99% per annum. This instrument was issued in connection with financing an automobile. During the three months ended September 30, 2010, the Company made principal and interest payments related to this note in the amounts of $5,000 and $1,000, respectively. The remaining balance of this note amounted to $34,000 at September 30, 2010 of which $5,000 is included in the current portion of long-term debt in the accompanying condensed consolidated balance sheet.

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

Employment Agreements

As of September 30, 2010, the Company had employment agreements with five of its key executives. The agreements provide, among other things, for the payment of six to twenty-four months of severance compensation for terminations under certain circumstances. With respect to these agreements, at September 30, 2010, potential severance benefits amounted to $1,883,000 and aggregated annual salaries amounted to $1,350,000.

Commercial Agreements

On May 8, 2007, and June 11, 2007, the Company entered into separate commercial agreements with two unrelated customers granting such customers the exclusive right to sell the Company’s products in specified territories or for specified uses. Both customers are required to maintain certain minimum levels of purchases of the Company’s products in order to maintain the exclusive right to sell the Company’s products. Up-front payments amounting to $625,000 were paid under these agreements and were recorded as deferred revenue. On April 16, 2010 the Company terminated the exclusive agreement with one of the customers.  Accordingly, during the six months ended September 30, 2010, the Company recorded as revenue the remaining balance of the unamortized upfront fees which amounted to $210,000.  For the three months ended September 30, 2010 and 2009, the Company recorded revenues of $7,000 and $24,000, respectively, related to the upfront payments.  For the six months ended September 30, 2010 and 2009, the Company recorded revenues of $224,000 and $48,000, respectively, related to the upfront payments. These amounts were included in product revenue in the accompanying condensed consolidated statements of operations.  At September 30, 2010, deferred revenue related to the remaining agreement amounted to $202,000 of which $28,000 was short-term and is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet.  The remaining up-front fee will be amortized on a straight-line basis over the term of the underlying agreement.

Agreements with Related Party

On January 26, 2009, the Company entered into a commercial agreement with VetCure, Inc., a California corporation, to market and sell our Vetericyn products. VetCure, Inc. later changed its name to Vetericyn, Inc. This agreement was amended on February 24, 2009, July 24, 2009, June 1, 2010 and September 1, 2010. At the time of each of the 2009 transactions, Vetericyn was wholly-owned by Robert Burlingame, who was also a Director at the time of the transactions.  Mr. Burlingame resigned from the Board on February 10, 2010.  Pursuant to the agreement, the Company provides Vetericyn, Inc. with bulk product and Vetericyn, Inc. bottles, packages, and sells Vetericyn Inc. products. The Company receives a fixed amount for each bottle of Vetericyn sold by Vetericyn, Inc.  In addition, once certain financial milestones are met by Vetericyn, Inc., the Company shares revenue generated by Vetericyn, Inc. related to Vetericyn sales.

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

On September 15, 2009, the Company entered a commercial agreement with V&M Industries, Inc., a California corporation, to market and sell the Microcyn over-the-counter liquid and gel products on a non-exclusive basis.  V&M Industries, Inc. was wholly-owned by Robert Burlingame, who was a Director at the time of the transaction.  V&M Industries, Inc. subsequently changed its name to Innovacyn, Inc.  On June 1, 2010, and September 1, 2010, Innovacyn and the Company amended this agreement granting Innovacyn the exclusive right to sell specific over-the-counter products.  Additionally, once certain milestones are met, but no later than July 1, 2011, the Company will share profits related to Vetericyn and Microcyn over-the-counter sales.

The Company currently manufactures all Microcyn over-the-counter products and bears all inventory and collection risks related to the over-the-counter sales and incurs costs associated with Innovacyn’s sales and marketing efforts. Accordingly, the Company records over-the-counter related revenue on the gross basis and records expenses related to Innovacyn’s sales and marketing efforts in selling, general and administrative expenses. During the three months ended September 30, 2010 and 2009, the Company recorded revenue related to these agreements in the amounts of $747,000 and $61,000, respectively. During the six months ended September 30, 2010 and 2009, the Company recorded revenue related to these agreements in the amounts of $1,108,000 and $92,000, respectively. The revenue is included in product revenues in the accompanying condensed consolidated statements of operations.

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

The derivative liability was valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	September 30, 2010	March 31, 2010
Expected life	1.87 years	2.37 years
Risk-free interest rate	0.42%	1.02%
Dividend yield	0.00%	0.00%
Volatility	87%	84%
Warrants outstanding	725,866	724,188
Fair value of warrants	$218,000	$472,000

The Company recorded a gain of $166,000 and $254,000 due to a change in the fair value of the Company’s derivative liability for the three and six months ended September 30, 2010, respectively.  The Company recorded a gain of $451,000 and a loss of $757,000 due to a change in the fair value of the Company’s derivative liability for the three and six months ended September 30, 2009, respectively. These amounts are included as a change in the fair value of derivative instruments in the accompanying condensed consolidated statements of operations.

Note 6. Stockholders’ Equity

Common Stock Issued to Service Providers

On April 24, 2009, the Company entered into an agreement with Advocos LLC, a contract sales organization that serves as part of the Company’s sales force for the sale of wound care products in the United States. Pursuant to the agreement, the Company agreed to pay the contract sales organization a monthly fee and potential bonuses that will be based on achievement of certain levels of sales. The Company agreed to issue the contract sales organization shares of common stock each month as compensation for its services. During the three months ended September 30, 2010 and 2009, the Company issued 10,436 and 5,600 shares of common stock, respectively, in connection with this agreement. During the six months ended September 30, 2010 and 2009, the Company issued 20,691 and 30,100 shares of common stock, respectively, in connection with this agreement. The Company has determined that the fair value of the common stock, which was calculated as shares were issued, was more readily determinable than the fair value of the services rendered. Accordingly, the Company recorded the fair market value of the stock as compensation expense. The expense will be recognized as the shares of stock are earned. During the three months ended September 30, 2010 and 2009, the Company recorded $19,000 and $14,000 of compensation expense related to this agreement, respectively. During the six months ended September 30, 2010 and 2009, the Company recorded $41,000 and $40,000 of compensation expense related to this agreement, respectively. These expenses were recorded as selling, general and administrative expense in the accompanying condensed consolidated statements of operations.

On December 17, 2009, the Company entered into an agreement with Windsor Corporation.  Windsor Corporation provides financial advisory services to the Company. Pursuant to the agreement, the Company agreed to pay Windsor Corporation, on a quarterly basis, common stock as compensation for services provided.  The Company determined the fair value of the common stock was more readily determinable than the fair value of the services rendered. Accordingly, the Company recorded the fair market value of the stock as compensation expense. During the three and six months ended September 30, 2010, the Company issued 22,614 and 37,842 shares of common stock, respectively.  During the three and six months ended September 30, 2010, the Company recorded $41,000 and $71,000 of expense related to this agreement which was recorded as selling, general and administrative expense in the accompanying condensed consolidated statement of operations.

On May 19, 2010, the Company issued common stock to Life Tech Capital, a Division of Aurora Capital, LLC, for providing financial advisory services. The Company agreed to pay Life Tech Capital, a Division of Aurora Capital, LLC, 20,000 shares of common stock for the services provided.  The Company determined the fair value of the common stock was more readily determinable than the fair value of the services rendered.  The aggregate fair value of the common stock amounted to $44,000.  Accordingly, during six months ended September 30, 2010, the Company recorded $44,000 of expense related to this agreement which was recorded as selling, general and administrative expense in the accompanying condensed consolidated statement of operations.

On May 19, 2010, the Company issued common stock to Acute Care Partners, Inc., for providing recruiting and other management services. The Company agreed to pay Acute Care Partners, Inc. 50,000 shares of common stock for the services provided.  The Company determined that the fair value of the common stock was more readily determinable than the fair value of the services rendered.  The aggregate fair value of common stock amounted to $111,000.  Accordingly, during the six months ended September 30, 2010, the Company recorded $111,000 of expense related to this agreement which was recorded as selling, general and administrative expense in the accompanying condensed consolidated statement of operations.

On September 9, 2010, the Company issued common stock to Vista Partners, for providing financial advisory services. The Company agreed to pay Vista Partners 55,000 shares of common stock for the services provided.  The Company determined that the fair value of the common stock was more readily determinable than the fair value of the services rendered.  The aggregate fair value of common stock amounted to $90,000.  Accordingly, during the three months ended September 30, 2010, the Company recorded $90,000 of expense related to this agreement which was recorded as selling, general and administrative expense in the accompanying condensed consolidated statement of operations.

Note 7. Stock-Based Compensation

The Company accounts for share-based awards exchanged for employee services at the estimated grant date fair value of the award. The Company amortizes the fair value of employee stock options on a straight-line basis over the requisite service period of the awards.  Compensation expense includes the impact of an estimate for forfeitures for all stock options.

Employee stock-based compensation expense is as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Cost of service revenue	$15	$5	$30	$10
Research and development	52	17	103	46
Selling, general and administrative	301	167	997	334
Total stock-based compensation	$368	$189	$1,130	$390

The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Six Months Ended September 30,
	2010	2009
Expected life	5.6 years	6.0 years
Risk-free interest rate	1.95%	1.65%
Dividend yield	0.00%	0.00%
Volatility	84%	85%

The Company did not grant any options during the three months ended September 30, 2010.  Options granted during the six months ended September 30, 2010 were granted to the Company’s executive officers.

The expected term of stock options represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by Staff Accounting Bulletin No. 110 for “plain vanilla” options. The expected stock price volatility for the Company’s stock options was determined by examining the historical volatilities for industry peers and using an average of the historical volatilities of the Company’s industry peers as well as the trading history for the Company’s common stock. The Company will continue to analyze the stock price volatility and expected term assumptions as more data for the Company’s common stock and exercise patterns becomes available. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.

The Company estimates forfeitures based on historical experience and reduces compensation expense accordingly.  The estimated forfeiture rates used during the three months ended September 30, 2010 was 2.53%.

At September 30, 2010, there were unrecognized compensation costs of $1,964,000 related to stock options which is expected to be recognized over a weighted-average amortization period of 1.95 years.

No income tax benefit has been recognized related to stock-based compensation expense and no tax benefits have been realized from exercised stock options.

The Company did not capitalize any cost associated with stock-based compensation.

The Company issues new shares of common stock upon exercise of stock options.

A summary of all option activity as of September 30, 2010 and changes during the three months then ended is presented below:

Options	Shares (000)	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at April 1, 2010	3,987	$2.96
Granted	500	1.97
Exercised	(39)	0.41
Forfeited or expired	(5)	13.33
Outstanding at September 30, 2010	4,443	$2.85	7.50	$1,198
Exercisable at September 30, 2010	2,606	$3.66	6.58	$587

The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the underlying fair value of the Company’s common stock ($1.56) for stock options that were in-the-money as of September 30, 2010.

As provided under the Company’s 2006 Stock Incentive Plan (the “2006 Plan”), the aggregate number of shares authorized for issuance as awards under the 2006 Plan automatically increased on April 1, 2010 by 1,308,071 shares (which number constitutes 5% of the outstanding shares on the last day of the year ended March 31, 2010).

Note 8. Income Taxes

At March 31, 2010, the Company completed a study to assess whether a change in control has occurred or whether there have been multiple changes of control since the Company’s formation. The Company determined, based on the results of the study, that no change in control occurred for purposes of Internal Revenue Code section 382. The Company, after considering all available evidence, fully reserved for these and its other deferred tax assets since it is more likely than not such benefits will not be realized in future periods. The Company has incurred losses for the financial reporting and income tax purposes for the three and six ended September 30, 2010. Accordingly, the Company is continuing to fully reserve for its deferred tax assets. The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the Company’s deferred income tax assets satisfy the realization standards, the valuation allowance will be reduced accordingly.

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

Note 9. Segment and Geographic Information

The Company generates revenues from wound care products which are sold into the human and animal health care markets and the Company generates revenues from laboratory testing services which are provided to medical device manufacturers. The Company operates a single segment business which consists of three geographical sales territories as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September30,
	2010	2009	2010	2009
U.S.	$918	$160	$1,441	$289
Mexico	1,054	890	2,052	2,098
Europe and Other	310	353	834	583
	$2,282	$1,403	$4,327	$2,970

The Company’s service revenues amounted to $184,000 and $269,000 for the three months ended September 30, 2010 and 2009, respectively.  The Company’s service revenues amounted to $403,000 and $549,000 for the six months ended September 30, 2010 and 2009, respectively.

Note 10. Significant Customer Concentrations

One customer accounted for $747,000, or 30%, of revenue for the three months ended September 30, 2010, and $1,108,000, or 23%, of revenue for the six months ended September 30, 2010 and one customer accounted for $171,000, or 10%, of revenue for the three months ended September 30, 2009.

At September 30, 2010, one customer had an accounts receivable balance of $283,000, or 18% of accounts receivable, and another customer had an accounts receivable balance of $180,000, or 11% of accounts receivable.  At September 30, 2009, one customer had an accounts receivable balance of $159,000, or 16% of accounts receivable.

Note 11. Subsequent Events

On October 19, 2010, the Company issued 35,000 shares of common stock to settle an outstanding vendor obligation.  The fair value of the common stock was determined to be $57,000.

On November 3, 2010, the Company granted a cash bonus of $166,000 to Hojabr Alimi, the Company's Chairman of the Board of Directors and Chief Executive Officer.

On November 1, 2010, the Company amended its agreements with Innovacyn, Inc. and Vetericyn, Inc.  The amendment revises the formula by which profit sharing is calculated.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as of September 30, 2010 and our audited consolidated financial statements for the year ended March 31, 2010 included in our report on Form 10-K, that was filed with the Securities and Exchange Commission on June 8, 2010.

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

Forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to the risks described in our Annual Report on Form 10-K including our ability to become profitable; the effect of the general decline in the economy on our business; the progress and timing of our development programs and regulatory approvals for our products; the benefits and effectiveness of our products; the ability of our products to meet existing or future regulatory standards; the progress and timing of clinical trials and physician studies; our expectations related to the use of our cash reserves; our expectations and capabilities relating to the sales and marketing of our current products and our product candidates; our ability to gain sufficient reimbursement from third-party payors; our ability to compete with other companies that are developing or selling products that are competitive with our products; the establishment of strategic partnerships for the development or sale of products; the risk our research and development efforts do not lead to new products; the timing of commercializing our products; our relationship with Quimica Pasteur; our ability to penetrate markets through our sales force, distribution network , and strategic business partners to gain a foothold in the market and generate attractive margins; the expansion of our sales force and distribution network; the ability to attain specified revenue goals within a specified time frame, if at all, or to reduce costs; the outcome of discussions with the U.S. Food and Drug Administration, or FDA,  and other regulatory agencies; the content and timing of submissions to, and decisions made by, the FDA and other regulatory agencies, including demonstrating to the satisfaction of the FDA the safety and efficacy of our products; our ability to manufacture sufficient amounts of our product candidates for clinical trials and products for commercialization activities; our ability to protect our intellectual property and operate our business without infringing on the intellectual property of others; our ability to continue to expand our intellectual property portfolio; our expectations about the outcome of litigation and controversies with third parties; the risk we may need to indemnify our distributors or other third parties; our ability to attract and retain qualified directors, officers and employees; our expectations relating to the concentration of our revenue from international sales; our ability to expand to and commercialize products in markets outside the wound care market; and the impact of the Sarbanes-Oxley Act of 2002 and any future changes in accounting regulations or practices in general with respect to public companies. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

Our Business

We develop, manufacture and market a family of tissue care products that cure infections and, through a separate mechanism of action, enhance healing while reducing the need for antibiotics.  Infection is a serious potential complication in both chronic and acute wounds, and controlling infection is a critical step in wound healing. Our platform technology, called Microcyn®, is a proprietary solution of electrically charged oxychlorine small molecules designed to treat a wide range of organisms that cause disease (pathogens). These include viruses, fungi, spores and antibiotic-resistant strains of bacteria, such as methicillin-resistant Staphylococcus aureus , or MRSA, and vancomycin-resistant Enterococcus, or VRE, in wounds, as well as Clostridium difficile (C. diff), a highly contagious bacteria spread by human contact.

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

On January 26, 2009, we entered into a commercial agreement with VetCure, Inc., a California corporation, to market and sell our Vetericyn products. VetCure, Inc. later changed its name to Vetericyn, Inc. This agreement was amended on February 24, 2009, July 24, 2009, June 1, 2010 and September 1, 2010. At the time of each of these transactions, Vetericyn was wholly-owned by Robert Burlingame, who was a Director at the time of the transactions.  Mr. Burlingame resigned from our Board on February 10, 2010.  Pursuant to the agreement, we provide Vetericyn, Inc. with bulk product and Vetericyn, Inc. bottles, packages, and sells Vetericyn products. We receive a fixed amount for each bottle of Vetericyn sold by Vertericyn, Inc.  In addition, once certain milestones are met by Vetericyn, Inc., but no later than July 1, 2011, we will share profits generated by Vetericyn, Inc. related to Vetericyn sales.

On September 15, 2009, we entered a commercial agreement with V&M Industries, Inc., a California corporation, to market and sell our Microcyn over-the-counter liquid and gel products.  V&M Industries, Inc. was wholly-owned by Robert Burlingame, who was a Director at the time of the transaction.  V&M Industries, Inc. subsequently changed their name to Innovacyn, Inc.  On June 1, 2010 and September 1, 2010 we entered into amendments to this agreement. Once certain milestones are met by Innovacyn, Inc., but no later than July 1, 2011, we will share profits generated by Innovacyn, Inc. On May 13, 2010, Innovacyn, Inc. received notice from Health Canada they can market these products in the Canadian market.

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

Comparison of Three Months Ended September 30, 2010 and 2009

Revenues

Total revenues were $2,466,000 during the quarter ended September 30, 2010 compared to $1,672,000 in the prior year period. Product revenues increased $879,000, or 63%, with increases in the U.S, Mexico, India and Middle East and declines in Europe and China.

Product revenue in the U.S. increased $758,000 with most of the growth in animal wound care, related to television advertising and sales initiatives sponsored by Innovacyn, Inc. along with increases in the human wound care.

Revenue in Mexico increased 18% from the prior year period with strong price increases, partially offset by a unit decline in the 5 liter units. Last year, the 5 liter units were higher than normal, due to the swine flu epidemic in Mexico.  Sales of our 120 & 240-milliliter presentation, which is primarily sold to pharmacies in Mexico, increased 11% from the prior year to a monthly average of 38,896 units compared to 35,122 in the same period last year.  Sales to hospitals increased 21% with strong price increases, partially offset by a small decline in units sold.

 Europe and Rest of World revenue decreased $43,000, down 12% over the prior year period, caused by lower sales in China and Czech Republic, which were partially offset by increases in India, Middle East, Germany, Netherlands and Italy.

The following table shows our product revenues by geographic region:

	Three Months Ended September 30,
	2010	2009	Increase	Increase
U.S.	$918,000	$160,000	$758,000	474%
Europe and Rest of World	310,000	353,000	(43,000)	(12)%
Mexico	1,054,000	890,000	164,000	18%
Total	$2,282,000	$1,403,000	$879,000	63%

Service revenue decreased $85,000 when compared to the prior year period due to a decrease in the number of tests provided by our services business.

Gross Profit

We reported gross profit from our Microcyn products business of $1,644,000, or 72% of product revenues, during the three months ended September 30, 2010, compared to a gross profit of $802,000, or 57%, in the prior year period. The improved gross margins represent higher margins in U.S. and Mexico, partially offset by lower gross margins in Europe and Rest of World. The higher margins in the U.S. are due to improved product mix for certain U.S. sales.   Mexico’s margins were 82% during the quarter ended September 30, 2010, compared to 79% in the prior year period due to better pricing and increased volume of certain products.

We expect our gross margins to improve in the U.S and Europe as our unit volume increases.

Research and Development Expense

Research and development expense declined $30,000, or 5%, to $553,000 for the three months ended September 30, 2010, compared to $583,000 in the prior year period. Most of the decrease was attributable to the reduction in personnel and related expenses, as we converted our research and development facility and the related people to operational manufacturing, supporting the U.S. sales.

We expect that our research and development expense will slightly increase over the next few quarters as we incur additional expenses related to laboratory tests, clinical trials and the development and approval of new products.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $280,000, or 11%, to $2,765,000 during the three months ended September 30, 2010, from $2,485,000 during the three months ended September 30, 2009. Primarily, this increase was due to higher sales related costs and higher compensation costs in the U.S.  These increases were partially offset by lower sales and marketing costs in Europe.

We expect selling, general and administrative expenses to grow slightly in future periods as we incur additional expenses to expand our sales efforts in the U.S., Europe and Mexico markets.

Interest income and expense and other income and expense, net

Interest expense increased $85,000 to $88,000 during the three months ended September 30, 2010 from $3,000 during the three months ended September 30, 2009. Primarily this increase was due to $53,000 of cash interest incurred and $36,000 of non-cash interest incurred during the three months ended September 30, 2010. This interest is primarily related to $2,000,000 borrowed on May 3, 2010. Interest income showed no material change from the same period last year.

Other income and expense, net decreased $3,000 to net other expense of $83,000 for the three months ended September 30, 2010, from net other expense of $86,000 for the same period last year. The change in other income and expense, net was primarily related to the quarterly unrealized foreign exchange gains and losses on intercompany transactions.

Derivative liability

During the three months ended September 30, 2010 we recorded a change in the fair value of our derivative liability of $166,000 and as a result we recorded this amount as income. For the three months ended September 30, 2009 we recorded a gain of $451,000. The change in the fair value of our derivative liability was primarily the result of the exercise of warrants and decreases in our stock price.

Net Loss

Net loss for the three months ended September 30, 2010 was $1,649,000, down $244,000 from $1,893,000 for the same period in the prior year. The stock compensation charges were $521,000 and $441,000 for the quarters ending September 30, 2010 and 2009 respectively.

Comparison of Six Months Ended September 30, 2010 and 2009

Revenues

Total revenues were $4,730,000 during the six months ended September 30, 2010 compared to $3,519,000 in the prior year period. Product revenues increased $1,357,000, or 46%, with strong increases in the U.S., Europe, India and Middle East, partially offset by a slight decline in Mexico.

Product revenue in the U.S. increased $1,152,000 with most of the growth in animal wound care, related to television advertising and sales initiatives sponsored by Innovacyn, Inc. along with increases in the human wound care.

Revenue in Mexico decreased 2% from the prior year period with abnormally high sales last year, caused by the swine flu epidemic in Mexico in the first fiscal quarter last year.  Sales of our 120 & 240-milliliter presentation, which is primarily sold to pharmacies in Mexico, decreased 12% from the prior year to a monthly average of 40,328, units compared to 45,907 in the same period last year.  Sales to hospitals increased 15% with price increases offsetting a decline in units sold.  We believe that during the six months ended September 30, 2009, the swine flu epidemic in Mexico resulted in sales of $300,000 to $400,000 higher than normal.

 Europe and Rest of World revenue increased $251,000, up 43% over the prior year period, due to higher sales in India, Middle East, Germany, Netherlands, Czech Republic and Italy. During the six months ended September 30, 2010, we recorded product revenue of $210,000 related to China which was the result of the conversion of our exclusive relationship with China Bao Tai to a non-exclusive relationship and recognition of deferred revenue related to an upfront payment from China Bao Tai.

The following table shows our product revenues by geographic region:

	Six Months Ended June 30,
	2010	2009	Increase	Increase
U.S.	$1,441,000	$289,000	$1,152,000	399%
Europe and Rest of World	834,000	583,000	251,000	43%
Mexico	2,052,000	2,098,000	(46,000)	(2)%
Total	$4,327,000	$2,970,000	$1,357,000	46%

Service revenue decreased $146,000 when compared to the prior year period due to a decrease in the number of tests provided by our services business.

Gross Profit

We reported gross profit from our Microcyn products business of $2,993,000, or 69% of product revenues, during the six months ended September 30, 2010, compared to a gross profit of $1,842,000, or 62%, in the prior year period. The higher gross margins represent higher margins in U.S. and Europe and Rest of World, offset by lower gross margins in Mexico. The higher margins in the U.S. are due to improved product mix for certain U.S. sales.   Mexico’s margins were 78% during the six months ended September 30, 2010, compared to 81% in the prior year period due to the high volume last year caused by the swine flu epidemic.

We expect our gross margins to improve in the U.S and Europe as our unit volume increases.

Research and Development Expense

Research and development expense declined $355,000, or 27%, to $949,000 for the six months ended September 30, 2010, compared to $1,304,000 in the prior year period. Most of the decrease was attributable to the reduction in personnel and related expenses, as we converted our research and development facility and the related people to operational manufacturing, supporting the U.S. sales.

We expect that our research and development expense will slightly increase over the next few quarters as incur additional expenses related to laboratory tests, clinical trials and the development and approval of new products.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $984,000, or 19%, to $6,154,000 during the six months ended September 30, 2010, from $5,170,000 during the six months ended September 30, 2009. Primarily, this increase was due to higher stock compensation costs, up by $504,000 and higher salary and bonus costs in the U.S.  Bonuses were recorded and paid during the quarter ending June 30, 2010, consisting of stock options and cash. These increases were partially offset by lower sales and marketing costs in Europe.

We expect selling, general and administrative expenses to grow slightly in future periods as we incur additional expenses to expand our sales efforts in the U.S., Europe and Mexico markets.

Interest income and expense and other income and expense, net

Interest expense increased $140,000 to $147,000 during the six months ended September 30, 2010 from $7,000 during the six months ended September 30, 2009. Primarily this increase was due to $87,000 of cash interest incurred and $60,000 of non-cash interest incurred during the six months ended September 30, 2010. This interest is primarily related to $2,000,000 borrowed on May 3, 2010. Interest income showed no material change from the same period last year.

Other income and expense, net decreased $24,000 to net other expense of $91,000 for the six months ended September 30, 2010, from net other expense of $115,000 for the same period last year. The change in other income and expense, net was primarily related to the quarterly unrealized foreign exchange gains and losses on intercompany transactions.

Derivative liability

During the six months ended September 30, 2010 we recorded a gain on the fair value of our derivative liability of $254,000 and as a result we recorded this amount as income. For the six months ended September 30, 2009 we recorded a loss of $757,000. The change in the fair value of our derivative liability was primarily the result of the exercise of warrants and decreases in our stock price.

Net Loss

Net loss for the six months ended September 30, 2010 was $4,024,000, down $1,410,000 from $5,434,000 for the same period in the prior year. The stock compensation charges were $1,487,000 and $906,000 for the six months ended in September 2010 and 2009, respectively.

Sources of Liquidity

As of September 30, 2010, we had cash and cash equivalents of $5,367,000. Since our inception, substantially all of our operations have been financed through sales of equity securities. Other sources of financing that we have used to date include our revenues, as well as various loans.

Since our inception, substantially all of our operations have been financed through the sale of $114,456,000 (net proceeds) of our common and convertible preferred stock. This includes:

•	net proceeds of $21,936,000 raised in our initial public offering on January 30, 2007;
•	net proceeds of $9,124,000 raised in a private placement of common shares on August 13, 2007;
•	net proceeds of $12,613,000 raised through a registered direct placement from March 31, 2008 to April 1, 2008;
•	net proceeds of $1,514,000 raised through a private placement on February 6, 2009;
•	net proceeds of $948,000 from a private placement on February 24, 2009;
•	net proceeds of $2,000,000 from a private placement on June 1, 2009;
•	net proceeds of $5,411,000 from a registered direct offering on July 30, 2009; and
•	proceeds of $4,239,000 received from the exercise of common stock purchase warrants and options.

In June 2006, we entered into a loan and security agreement with a financial institution to borrow a maximum of $5,000,000. Under this facility we borrowed $4,182,000. The loan was repaid in full at March 31, 2009.  We no longer have the ability to borrow against this facility.

On May 1, 2010, we entered into a loan and security agreement with a financial institution to borrow a maximum of $3,000,000. Under this facility we borrowed $2,000,000. We have achieved the financial milestones to borrow the second tranche of $1,000,000 and expect to borrow the second tranche prior to November 30, 2010.

  Cash Flows

As of September 30, 2010, we had cash and cash equivalents of $5,367,000, compared to $6,258,000 at March 31, 2010.

Net cash used in operating activities during the six months ended September 30, 2010 was $2,722,000 primarily due to the $4,024,000 net loss for the period which was offset in part by non-cash transactions during the three months ended September 30, 2010, including $1,487,000 of stock-based compensation.

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

Net cash used in investing activities was $53,000 for the six months ended September 30, 2010 and $101,000 for the six months ended September 30, 2009, primarily for the purchase of equipment

Net cash provided by financing activities was $1,868,000 during the six months ended September 30, 2010, primarily due to the issuance of $2,000,000 of debt which was offset by payments of $148,000 of outstanding debt during the period. We also received $16,000 in connection with the exercise of stock options.

Net cash provided by financing activities was $7,984,000 for the six months ended September 30, 2009. We received net proceeds from the sale of common stock during this period of $7,159,000. Additionally, we received proceeds of $1,053,000 related to the exercise of common stock purchase warrants and stock options.

Operating Capital and Capital Expenditure Requirements

We incurred a net loss of $4,024,000 for the six months ended September 30, 2010. At September 30, 2010 our accumulated deficit amounted to $121,061,000 and at March 31, 2010 our accumulated deficit amounted to $117,037,000. At September 30, 2010, our working capital amounted to $5,769,000.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures . We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any unregistered equity securities during the quarter ended September 30, 2010.

Item 3. Default Upon Senior Securities

We did not default upon any senior securities during the quarter ended September 30, 2010.

Item 4. Removed and Reserved

Item 5. Other Information

Entry into a Material Definitive Agreement

On January 26, 2009, we entered into a Revenue Sharing Distribution Agreement with VetCure, appointing them as the exclusive distributor of our Vetericyn Wound Care product for animals in the United States.  Pursuant to the terms of the Distribution Agreement, VetCure may distribute Vetericyn Wound Care product for animals in the United States. The Distribution Agreement does not limit our marketing or distribution activities or our ability to appoint other dealers, distributors, licensees or agents outside of the United States.

On November 1, 2010, effective September 1, 2010, we entered into Amendment No. 1 to Exhibit A to the Revenue Sharing Distribution Agreement to amend certain terms of Exhibit A to reflect changes in the Consumer Price Index and modify the definition of Net Revenue.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On November 3, 2010, we approved the Fiscal Year 2011 Bonus Plan for employees and executive officers.  The Bonus Plan does not guarantee a bonus to any employee or executive officer. Awards under the Bonus Plan may be made in cash, stock options or a combination of cash and stock options.

On or about April 7, 2011, the Compensation Committee will determine the cash pool for bonus awards for executive officers, if any, and whether stock option grants will be made in lieu of all or some cash payments and, if so, in what ratio.  On or about May 22, 2011, the Compensation Committee will determine whether Target Milestones and Stretch Milestones have been met and make preliminary determination of the bonus award.   In determining the cash pool for awards of cash bonuses, the Compensation Committee will consider the Company’s year-end cash position, cash needs, and projected cash receipts.  In determining whether option awards shall be made, the Compensation Committee will take into consideration the shares available for grant under the Company’s Stock Incentive Plan, the contractual obligations of the Company to grant stock options and the future need to grant additional options to attract or retain talented executive officers, employees or consultants.  Bonuses paid pursuant to the Bonus Plan will be paid on or about June 7, 2011.

Bonus Plan Structure for Executive Officers:

Chief Executive Officer

•	If some or all of the Target Milestones are met, then the bonus may equal up to 58% of individual base salary.

•	If some or all of the Stretch Milestone are met, then the bonus may equal up to 68% of individual base salary.

Chief Financial Officer, Executive Vice President and Chief Operating Officer

•	If some or all of the Target Milestones are met, then the bonus may equal up to 48% of individual base salary.

•	If some or all of the Stretch Milestones are met, then the bonus may equal up to 64% of individual base salary.

For all executive officers, if some or all of the Target Milestones are exceeded, but fewer than all of the Stretch Milestones are achieved, the Compensation Committee may, at its discretion, determine and award a bonus in an amount between the Target Milestone bonus and Stretch Milestone bonus amounts set forth above

On November 3, 2010, we granted a cash bonus of $166,000 to Hojabr Alimi, our Chairman of the Board of Directors and Chief Executive Officer. This bonus is intended to partially compensate Mr. Alimi for the financial sacrifices and personal debts Mr. Alimi acquired during the early years as he was building our Company.

Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year

On November 3, 2010, our Board of Directors approved an amendment to our By-laws.  The By-laws now provide that, when a quorum is present at a shareholder meeting, certain matters can be approved by a majority of shareholders present and entitled to vote on that matter.

Item 6. Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Registrant (included as Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended March 31, 2007, and incorporated herein by reference).

3.2
Amended and Restated Bylaws of Registrant, as amended effective on June 11, 2008 (included as Exhibit 3.1(ii) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2008, and incorporated herein by reference).

3.3*	Amended and Restated Bylaws of the Registrant as Amended, effective November 3, 2010.

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

4.8	Form of Warrant to Purchase Common Stock of Registrant (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 13, 2007, and incorporated herein by reference).

4.9	Form of Warrant to Purchase Common Stock of Registrant (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 28, 2008, and incorporated herein by reference).

4.10	Warrant issued to Dayl Crow, dated March 4, 2009 (included as Exhibit 4.16 to the Company’s Annual Report on Form 10-K filed on June 11, 2009, and incorporated herein by reference).

4.11
Form of Common Stock Purchase Warrant for July 2009 offering, (included as Exhibit 4.15 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference)

4.12
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

10.26*
Securities Purchase Agreement, dated August 7, 2007, by and between Registrant and certain purchasers identified on the signatures pages thereto (originally filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 13, 2007, and refiled herewith to add signature pages of investors).

10.27*
Registration Rights Agreement, dated August 7, 2007, by and between Registrant and certain purchasers identified on signatures pages thereto (originally filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 13, 2007, and refiled herewith to add signature pages of investors).

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

10.32*
Purchase Agreement by and between Registrant and certain accredited investors, dated February 6, 2009 (originally filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 9, 2009, and refiled herewith to add investor lists and signature pages of investors).

10.33
Purchase Agreement by and between Registrant, Robert Burlingame and Seamus Burlingame, dated February 24, 2009 (incuded as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 27, 2009 and incorporated herein by reference).

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

10.44*††	Amendment No. 2 to Revenue Sharing, Partnership and Distribution Agreement between the Registrant and Vetericyn, Inc., dated July 24, 2009.

10.45††
Amendment No. 3 to Revenue Sharing, Partnership and Distribution Agreement between the Registrant and Vetericyn, Inc. dated June 1, 2010 (Included as Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2010 and incorporated herein by reference).

10.46*††	Amendment No. 1 to Exhibit A to the Revenue Sharing Distribution Agreement and to the Revenue Sharing, Partnership and Distribution Agreement as Revised and Amended, June 1, 2010, dated September 1, 2010.

21.1*	List of Subsidiaries

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Confidential treatment has been granted with respect to certain portions of this agreement.

††	Confidential treatment has been requested with respect to certain portions of this agreement.

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

Oculus Innovative Sciences, Inc.

Date: November 4, 2010	By:	/s/ Hojabr Alimi
Hojabr Alimi
	Its:	Chairman of the Board of Directors and Chief
Executive Officer (Principal Executive Officer)

Date: November 4, 2010	By:	/s/ Robert Miller
Robert Miller
	Its:	Chief Financial Officer
(Principal Financial Officer)