Form 10-Q
period 2010-12-31
Oculus Innovative Sciences, Inc.
filed 2011-02-04
CIK 1367083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

or

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

As of February 3, 2010 the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 26,486,922.

OCULUS INNOVATIVE SCIENCES, INC.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

	December 31, 2010	March 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,673	$6,258
Accounts receivable, net	1,722	1,416
Inventories, net	615	565
Prepaid expenses and other current assets	395	811
Total current assets	7,405	9,050
Property and equipment, net	957	1,108
Other assets	51	60
Total assets	$8,413	$10,218
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$786	$981
Accrued expenses and other current liabilities	1,186	1,078
Current portion of long-term debt, net of discount	674	204
Derivative liability	273	472
Total current liabilities	2,919	2,735
Deferred revenue	167	328
Long-term debt, net of discount, less current portion	1,858	110
Put warrant liability	750	—
Total liabilities	5,694	3,173
Commitments and Contingencies
Stockholders’ Equity:
Convertible preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2010 (unaudited) and March 31, 2010	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 26,463,726 and 26,161,428 shares issued and outstanding at December 31, 2010 (unaudited) and March 31, 2010, respectively	3	3
Additional paid-in capital	128,992	127,067
Accumulated other comprehensive loss	(2,985)	(2,988)
Accumulated deficit	(123,291)	(117,037)
Total stockholders’ equity	2,719	7,045
Total liabilities and stockholders’ equity	$8,413	$10,218

See accompanying notes

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Revenues
Product	$2,003	$1,357	$6,330	$4,327
Service	310	256	713	805
Total revenues	2,313	1,613	7,043	5,132
Cost of revenues
Product	925	736	2,259	1,864
Service	239	186	573	659
Total cost of revenues	1,164	922	2,832	2,523
Gross profit	1,149	691	4,211	2,609
Operating expenses
Research and development	467	372	1,416	1,676
Selling, general and administrative	2,760	2,324	8,914	7,494
Total operating expenses	3,227	2,696	10,330	9,170
Loss from operations	(2,078)	(2,005)	(6,119)	(6,561)
Interest expense	(109)	(2)	(256)	(9)
Interest income	2	—	3	1
Change in fair value of derivative liability	(55)	625	199	(132)
Other income (expense), net	10	36	(81)	(79)
Net loss	$(2,230)	$(1,346)	$(6,254)	$(6,780)
Net loss per common share: basic and diluted	$(0.08)	$(0.05)	$(0.24)	$(0.30)
Weighted-average number of shares used in per common share calculations:
Basic and diluted	26,431	24,647	26,323	22,272
Other comprehensive loss, net of tax
Net loss	$(2,230)	$(1,346)	$(6,254)	$(6,780)
Foreign currency translation adjustments	(20)	(5)	3	108
Other comprehensive loss	$(2,250)	$(1,351)	$(6,251)	$(6,672)

See accompanying notes

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(6,254)	$(6,780)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	282	332
Stock-based compensation	1,839	1,143
Change in fair value of derivative liability	(199)	132
Non-cash interest expense	103	—
Foreign currency transaction losses (gains)	4	(17)
Loss on disposal of assets	3	156
Changes in operating assets and liabilities:
Accounts receivable	(304)	(134)
Inventories	(53)	(202)
Prepaid expenses and other current assets	415	395
Accounts payable	(138)	(296)
Accrued expenses and other liabilities	(53)	170
Net cash used in operating activities	(4,355)	(5,101)
Cash flows from investing activities:
Change in long-term deposits	10	(47)
Purchases of property and equipment	(73)	(74)
Net cash used in investing activities	(63)	(121)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of offering costs	—	7,155
Proceeds from the exercise of common stock options and warrants	29	1,576
Proceeds from issued debt	3,000	—
Principal payments on debt	(202)	(299)
Payments on capital lease obligations	—	(6)
Net cash provided by financing activities	2,827	8,426
Effect of exchange rate on cash and cash equivalents	6	33
Net (decrease) increase in cash and cash equivalents	(1,585)	3,237
Cash and equivalents, beginning of period	6,258	1,921
Cash and equivalents, end of period	$4,673	$5,158
Supplemental disclosure of cash flow information:
Cash paid for interest	$153	$9
Equipment financed	$67	$155
Obligations settled with common stock	$57	$417

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of December 31, 2010 and for the three and nine months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual audited consolidated financial statements. The unaudited condensed consolidated balance sheet as of December 31, 2010, condensed consolidated statements of operations for the three and nine months ended December 31, 2010 and 2009, and the condensed consolidated statements of cash flows for the nine months ended December 31, 2010 and 2009 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and nine months ended December 31, 2010 are not necessarily indicative of results to be expected for the year ending March 31, 2011 or for any future interim period. The condensed consolidated balance sheet at March 31, 2010 has been derived from audited consolidated financial statements. However, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended March 31, 2010, and notes thereto included in the Company’s Form 10-K, which was filed with the SEC on June 8, 2010.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Periodically, the Company evaluates and adjusts estimates accordingly. The allowance for uncollectible accounts receivable balances amounted to $54,000 and $99,000, which are included in accounts receivable, net in the accompanying December 31, 2010 and March 31, 2010 condensed consolidated balance sheets, respectively.  The reserve for excess and obsolete inventory balances amounted to $140,000 and $143,000, which are included in inventories, net in the accompanying December 31, 2010 and March 31, 2010 condensed consolidated balance sheets, respectively.

Foreign Currency Reporting

The Company’s subsidiary in Mexico uses the local currency (Mexican Pesos) as its functional currency and the Company’s subsidiary in Europe uses the local currency (Euro) as its functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date, and revenue and expense accounts are translated at average exchange rates during the period. Resulting translation adjustments were recorded in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets at December 31, 2010 and March 31, 2010.

Foreign currency transaction gains (losses) relate primarily to trade payables and receivables between the Company’s subsidiaries in Mexico and Europe. These transactions are expected to be settled in the foreseeable future. The Company recorded foreign currency transaction losses of $11,000 and $1,000 for the three months ended December 31, 2010 and 2009, respectively.  The Company recorded foreign currency transaction (losses) gains of ($4,000) and $17,000 for the nine months ended December 31, 2010 and 2009, respectively. The related (losses) gains were recorded in other income and expense, net, in the accompanying condensed consolidated statements of operations.

Net Loss per Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted net loss per share for the three and nine months ended December 31, 2010 and 2009 excludes potentially dilutive securities because their inclusion would be anti-dilutive.

The following securities were excluded from basic and diluted net loss per share calculation because their inclusion would be anti-dilutive (in thousands):
	December 31,
	2010	2009
Options to purchase common stock	4,322	3,232
Restricted stock units	—	30
Warrants to purchase common stock	9,370	10,380
	13,692	13,642

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company classifies common stock purchase warrants and other free standing derivative financial instruments as equity if the contracts (i) require physical settlement or net-share settlement or (ii) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (iii) contracts that contain reset provisions as either an asset or a liability. The Company assesses classification of its freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company determined that its freestanding derivatives, which principally consist of warrants to purchase common stock, satisfied the criteria for classification as equity instruments at December 31, 2010, other than certain warrants that contain reset provisions that the Company classified as derivative liabilities as more fully described in Note 5.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Financial liabilities measured at fair value on a recurring basis are summarized below:

Fair value measurements (in thousands) at December 31, 2010 using
Significant
		Quoted prices in	other	Significant
		active markets for	observable	unobservable
	December 31,	identical assets	inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Liabilities:
Fair value of warrant obligations (Note 5)	$273		—	$273

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

Note 2.  Liquidity and Financial Condition

During the three and nine months ended December 31, 2010, the Company incurred a net loss of $2,230,000 and $6,254,000 respectively. At December 31, 2010, the Company’s accumulated deficit amounted to $123,291,000. During the nine months ended December 31, 2010, net cash used in operating activities amounted to $4,355,000. At December 31, 2010, the Company’s working capital amounted to $4,486,000.  The Company may raise additional capital from external sources in order to continue the longer term efforts contemplated under its business plan. The Company expects to continue incurring losses for the foreseeable future and may raise additional capital to pursue its product development initiatives, penetrate markets for the sale of its products and continue as a going concern.

On May 1, 2010, the Company entered into a Loan and Security Agreement and a Supplement to the Loan and Security Agreement with Venture Lending & Leasing, Inc. (as discussed in Note 3) to borrow up to an aggregate of up to $3,000,000.  On May 3, 2010, the Company borrowed $2,000,000 and on November 17, 2010 the Company borrowed the remaining $1,000,000. The effective interest rate on the loan is 13.3%.

During the nine months ended December 31, 2010, the Company received $29,000 in connection with the exercise of 71,369 stock options.

The Company currently anticipates that its cash and cash equivalents will be sufficient to meet its working capital requirements to continue its sales and marketing and research and development through at least January 1, 2012. However, in order to execute the Company’s long-term Microcyn product development strategy and to penetrate new and existing markets, the Company may need to raise additional funds, through public or private equity offerings, debt financings, corporate collaborations or other means. The Company may raise additional capital to pursue its product development initiatives and penetrate markets for the sale of its products.

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

Note 3.  Condensed Consolidated Balance Sheets

Inventories

Inventories consisted of the following (in thousands):

	December 31,	March 31,
	2010	2010
	(unaudited)
Raw materials	$463	$406
Finished goods	$293	$302
	$756	$708
Less: inventory allowances	$(141)	$(143)
	$615	$565

Notes Payable

On May 1, 2010, the Company entered into a Loan and Security Agreement and a Supplement to the Loan and Security Agreement with Venture Lending & Leasing V, Inc. to borrow up to an aggregate of $3,000,000 (collectively, the “Agreements”).  The Agreements provide for a first tranche of $2,000,000 and, upon meeting certain financial milestones, a second tranche of $1,000,000. On May 3, 2010, the Company borrowed $2,000,000 on the first tranche and on November 17, 2010 the Company borrowed $1,000,000 on the second tranche.  The loan is secured by the assets of the Company excluding intellectual property under certain circumstances. Related to the first tranche, the Company made eight monthly interest only payments set at $16,660 through December 1, 2010. Thereafter, the Company will make interest and principal payments of $75,000 per month through June 1, 2013. Related to the second tranche, the Company pays monthly interest only payments set at $8,330 through May 1, 2011. Thereafter, the Company will make interest and principal payments of $37,500 per month through November 1, 2013. Additionally, the Company will make a final balloon payment related to the first tranche of $132,000 on June 1, 2013 and will make a final balloon payment related to the second tranche of $66,000 on November 1, 2013. The effective interest rate on the first and second tranche is 13.3%.  During the three and nine months ended December 31, 2010, the Company made interest payments of $63,000 and $147,000, respectively.

Additionally, in connection with the Agreements, the Company issued warrants to Venture Lending & Leasing, Inc. for the purchase of 250,000 shares of the Company’s common stock (the “Warrants”).  The Warrants may be exercised for a cash payment of $2.00 per share of common stock.  The Warrants are subject to adjustment for stock splits, dividends, a change in control or similar transactions.  The Warrants also have a cashless exercise feature.  The Warrants expire on November 30, 2017.  The Warrants may be put back to the Company for $750,000 cash.  The put feature is available to the holder for 60 days after the first of the following to occur: i) a change of control of the Company, ii) the closing of at least $15,000,000 of additional equity financing, or iii) March 31, 2014.  The $750,000 cash value of the warrant was recorded as a put warrant liability and a corresponding amount of $750,000 was recorded as a discount on the note payable.  The discount will be accreted to non-cash interest expense over the term of the loan using the effective interest method.  During the three and nine months ended December 31, 2010, the Company recorded $43,000 and $103,000, respectively, of non-cash interest expense related to this to this note.  The remaining balance of the notes amounted to $3,000,000, and the carrying value, net of $647,000 discount, amounted to $2,353,000, at December 31, 2010, of which $632,000, net of $233,000 discount, is included in the current portion of long-term debt in the accompanying condensed consolidated balance sheet.

On August 12, 2010, the Company entered into a note agreement for principal amounting to $40,000 with an interest rate of 11.99% per year. This instrument was issued in connection with the financing of an automobile. During the three months ended December 31, 2010, the Company made principal and interest payments related to this note in the amounts of $5,000 and $1,000, respectively. The remaining balance of this note amounted to $35,000 at December 31, 2010 of which $6,000 is included in the current portion of long-term debt in the accompanying condensed consolidated balance sheet.

On November 30, 2010, the Company entered into a note agreement for principal amounting to $27,000 with an interest rate of 8.90% per year. This instrument was issued in connection with the financing of an automobile. During the three months ended December 31, 2010, the Company did not make principal or interest payments related to this note. The remaining balance of this note amounted to $27,000 at December 31, 2010 of which $5,000 is included in the current portion of long-term debt in the accompanying condensed consolidated balance sheet.

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

Employment Agreements

As of December 31, 2010, the Company had employment agreements with five of its key executives. The agreements provide, among other things, for the payment of nine to twenty-four months of severance compensation for terminations under certain circumstances. With respect to these agreements, at December 31, 2010, potential severance benefits amounted to $1,883,000 and aggregated annual salaries amounted to $1,350,000.

Commercial Agreements

On May 8, 2007, and June 11, 2007, the Company entered into separate commercial agreements with two unrelated customers granting such customers the exclusive right to sell the Company’s products in specified territories or for specified uses. Both customers are required to maintain certain minimum levels of purchases of the Company’s products in order to maintain the exclusive right to sell the Company’s products. Up-front payments amounting to $625,000 were paid under these agreements and were recorded as deferred revenue. On April 16, 2010, the Company terminated the exclusive agreement with one of the customers.  Accordingly, during the nine months ended December 31, 2010, the Company recorded as revenue the remaining balance of the unamortized upfront fees which amounted to $210,000.  For the three months ended December 31, 2010 and 2009, the Company recorded revenues of $7,000 and $24,000, respectively, related to the upfront payments.  For the nine months ended December 31, 2010 and 2009, the Company recorded revenues of $230,000 and $72,000, respectively, related to the upfront payments. These amounts were included in product revenue in the accompanying condensed consolidated statements of operations.  At December 31, 2010, deferred revenue related to the remaining agreement amounted to $195,000 of which $28,000 was short-term and is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet.  The remaining up-front fee will be amortized on a straight-line basis over the term of the underlying agreement.

Agreements with Related Party

On January 26, 2009, the Company entered into a commercial agreement with VetCure, Inc., a California corporation, to market and sell the Company’s Vetericyn products. VetCure, Inc. later changed its name to Vetericyn, Inc. This agreement was amended on February 24, 2009, July 24, 2009, June 1, 2010 and September 1, 2010. At the time of each of the 2009 transactions, Vetericyn was wholly-owned by Robert Burlingame, who was also a Director at the time of the transactions.  Mr. Burlingame resigned from the Board on February 10, 2010 however, as of December 31, 2010, he continues to own a significant amount of the Company’s common stock.  Pursuant to the agreement, the Company provides Vetericyn, Inc. with bulk product and Vetericyn, Inc. bottles, packages, and sells Vetericyn Inc. products. The Company receives a fixed amount for each bottle of Vetericyn sold by Vetericyn, Inc.  In addition, once certain financial milestones are met by Vetericyn, Inc., the Company shares revenue generated by Vetericyn, Inc. related to Vetericyn sales.

On February 24, 2009, the Company entered into a Purchase Agreement with Seamus Burlingame and Robert Burlingame.  Robert Burlingame was a Director at the time of the transaction but subsequently resigned from the Board on February 10, 2010.  Seamus Burlingame is Robert Burlingame’s son. Pursuant to the terms of the Purchase Agreement, the investors agreed to make a $3,000,000 investment in the Company. The investors paid $1,000,000 (net proceeds of $948,000 after deducting offering expenses) for 854,701 shares of common stock on February 24, 2009 and paid $2,000,000 for 1,709,402 shares of common stock on June 1, 2009.  In addition, the Company issued to the investors Series A Warrants to purchase a total of 1,500,000 shares of common stock pro rata to the number of shares of common stock issued on each closing date at an exercise price of $1.87 per share.  The Series A Warrants became exercisable after nine months and have a five year term.  The Company also issued to the investors Series B Warrants to purchase a total of 2,000,000 shares of common stock pro rata to the number of shares of common stock issued on each closing date at an exercise price of $1.13 per share.  The Series B Warrants became exercisable after nine months and have a three year term.  In addition, for every two shares of common stock the investor purchases upon exercise of a Series B Warrant, the investor will receive an additional Series C Warrant to purchase one share of common stock.  The Series C Warrant shall be exercisable after nine months and will have an exercise price of $1.94 per share and a five year term. The Company will only be obligated to issue Series C Warrants to purchase up to 1,000,000 shares of common stock.

On September 15, 2009, the Company entered a commercial agreement with V&M Industries, Inc., a California corporation, to market and sell Microcyn over-the-counter liquid and gel products on a non-exclusive basis.  At the time of the 2009 transaction, V&M Industries, Inc. was wholly-owned by Robert Burlingame, who was also a Director at the time of the transaction.  V&M Industries, Inc. subsequently changed its name to Innovacyn, Inc.  On June 1, 2010, and September 1, 2010, Innovacyn and the Company amended this agreement granting Innovacyn the exclusive right to sell certain over-the-counter products.  Additionally, once certain milestones are met, but no later than July 1, 2011, the Company will share profits related to Vetericyn and Microcyn over-the-counter sales.  During the three months ended December 31, 2010 and 2009, the Company recorded revenue related to the commercial agreements in the amounts of $292,000 and $165,000, respectively. During the nine months ended December 31, 2010 and 2009, the Company recorded revenue related to these agreements in the amounts of $1,400,000 and $256,000, respectively. This revenue is included in product revenues in the accompanying condensed consolidated statements of operations.  Additionally, the Company had accounts receivables related to these agreements in the amount of $69,000 which is included in the accompanying December 31, 2010 condensed consolidated balance sheet.

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

Note 5.  Derivative Liability

The Company deems financial instruments which do not have fixed settlement provisions to be derivative instruments. The common stock purchase warrants issued with the Company’s August 13, 2007 private placement, and the common stock purchase warrants issued to the placement agent in the transaction, do not have fixed settlement provisions because their exercise prices may be lowered if the Company issues securities at lower prices in the future. The Company was required to include the reset provisions in order to protect the warrant holders from the potential dilution associated with future financings. At issuance, the warrants were recognized as derivative instruments and classified as equity and have since been re-characterized as derivative liabilities. Accordingly, the warrant obligations are adjusted to fair value at the end of each reporting period with the change in value reported in the statement of operations. Such fair values were estimated using the Black-Scholes valuation model. Although the Company determined the common stock warrants include an implied down-side protection feature it performed a Monte-Carlo simulation and concluded that the value of the feature is de minimis and the use of the Black-Scholes valuation model is considered to be a reasonable method to value the warrants. The Company will continue to adjust the warrant liability for changes in fair value until the earlier of the exercise, at which time the liability will be reclassified to stockholders’ equity, or expiration of the warrants.

The derivative liability was valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	December 31,	March 31,
	2010	2010
Expected life	2.12 years	2.37 years
Risk-free interest rate	0.61%	1.02%
Dividend yield	0%	0%
Volatility	84%	84%
Warrants outstanding	725,866	724,188
Fair value of warrants	$273,000	$472,000

The Company recorded a loss of $55,000 and a gain of $199,000 due to a change in the fair value of the Company’s derivative liability for the three and nine months ended December 31, 2010, respectively.  The Company recorded a gain of $625,000 and a loss of $132,000 due to a change in the fair value of the Company’s derivative liability for the three and nine months ended December 31, 2009, respectively. These amounts are included as a change in the fair value of derivative instruments in the accompanying condensed consolidated statements of operations.

Note 6.  Stockholders’ Equity

Common Stock Issued to Service Providers

On April 24, 2009, the Company entered into an agreement with Advocos LLC, a contract sales organization that serves as part of the Company’s sales force for the sale of wound care products in the United States. Pursuant to the agreement, the Company agreed to pay the contract sales organization a monthly fee and potential bonuses that will be based on achievement of certain levels of sales. The Company agreed to issue the contract sales organization shares of common stock each month as compensation for its services. During the three months ended December 31, 2010 and 2009, the Company issued 12,396 and 9,653 shares of common stock, respectively, in connection with this agreement. During the nine months ended December 31, 2010 and 2009, the Company issued 33,087 and 39,753 shares of common stock, respectively, in connection with this agreement. The Company has determined that the fair value of the common stock, which was calculated as shares were issued, was more readily determinable than the fair value of the services rendered. Accordingly, the Company recorded the fair market value of the stock as compensation expense. The expense will be recognized as the shares of stock are earned. During the three months ended December 31, 2010 and 2009, the Company recorded $20,000 and $21,000 of compensation expense related to this agreement, respectively. During the nine months ended December 31, 2010 and 2009, the Company recorded $61,000 and $62,000 of compensation expense related to this agreement, respectively. These expenses were recorded as selling, general and administrative expense in the accompanying condensed consolidated statements of operations.

On December 17, 2009, the Company entered into an agreement with Windsor Corporation.  Windsor Corporation provides financial advisory services to the Company. Pursuant to the agreement, the Company agreed to pay Windsor Corporation, on a quarterly basis, common stock as compensation for services provided.  The Company determined the fair value of the common stock was more readily determinable than the fair value of the services rendered. Accordingly, the Company recorded the fair market value of the stock as compensation expense. During the nine months ended December 31, 2010, the Company issued 37,842 shares of common stock.  During the nine months ended December 31, 2010, the Company recorded $71,000 of expense related to this agreement which was recorded as selling, general and administrative expense in the accompanying condensed consolidated statement of operations.

On May 19, 2010, the Company issued common stock to Life Tech Capital, a Division of Aurora Capital, LLC, for providing financial advisory services. The Company agreed to pay Life Tech Capital, a Division of Aurora Capital, LLC, 20,000 shares of common stock for the services provided.  The Company determined the fair value of the common stock was more readily determinable than the fair value of the services rendered.  The aggregate fair value of the common stock amounted to $44,000.  Accordingly, during the nine months ended December 31, 2010, the Company recorded $44,000 of expense related to this agreement which was recorded as selling, general and administrative expense in the accompanying condensed consolidated statement of operations.

On May 19, 2010, the Company issued common stock to Acute Care Partners, Inc., for providing recruiting and other management services. The Company agreed to pay Acute Care Partners, Inc. 50,000 shares of common stock for the services provided.  The Company determined that the fair value of the common stock was more readily determinable than the fair value of the services rendered.  The aggregate fair value of common stock amounted to $111,000.  Accordingly, during the nine months ended December 31, 2010, the Company recorded $111,000 of expense related to this agreement which was recorded as selling, general and administrative expense in the accompanying condensed consolidated statement of operations.

On September 9, 2010, the Company issued common stock to Vista Partners, for providing financial advisory services. The Company agreed to pay Vista Partners 55,000 shares of common stock for the services provided.  The Company determined that the fair value of the common stock was more readily determinable than the fair value of the services rendered.  The aggregate fair value of common stock amounted to $90,000.  Accordingly, during the nine months ended December 31, 2010, the Company recorded $90,000 of expense related to this agreement which was recorded as selling, general and administrative expense in the accompanying condensed consolidated statement of operations.

Common Stock Issued to Settle Obligations

During the three months ended December 31, 2010, the Company issued shares of common stock to a vendor to settle outstanding accounts payable. The Company entered into a settlement agreement with this vendor and issued a total of 35,000 shares with a fair value equal to the outstanding payable, or $57,000.

Note 7.  Stock-Based Compensation

The Company accounts for share-based awards exchanged for employee services at the estimated grant date fair value of the award. The Company amortizes the fair value of employee stock options on a straight-line basis over the requisite service period of the awards.  Compensation expense includes the impact of an estimate for forfeitures for all stock options.

Employee stock-based compensation expense is as follows (in thousands):

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,
	2010	2009	2010	2009
Cost of service revenue	$13	$5	$43	$15
Research and development	$46	$18	$149	$77
Selling, general and administrative	$273	$182	$1,270	$504
Total stock-based compensation	$332	$205	$1,462	$596

The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Expected life	5.7 years	5.7 years	5.58 years	5.9 years
Risk-free interest rate	2.01%	2.69%	1.98%	2.12%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Volatility	84%	84%	84%	85%

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

The Company estimates forfeitures based on historical experience and reduces compensation expense accordingly.  The estimated forfeiture rates used during the three months ended December 31, 2010 was 2.48%.

At December 31, 2010, there were unrecognized compensation costs of $1,742,000 related to stock options which is expected to be recognized over a weighted-average amortization period of 1.78 years.

No income tax benefit has been recognized related to stock-based compensation expense and no tax benefits have been realized from exercised stock options.

The Company did not capitalize any cost associated with stock-based compensation.

The Company issues new shares of common stock upon exercise of stock options.

A summary of all option activity as of December 31, 2010 and changes during the nine months then ended is presented below:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
	Shares	Exercise	Contractual	Value
Options	(000)	Price	Term	$0
Outstanding at April 1, 2010	3,987	$2.96
Granted	600	1.93
Exercised	(71)	0.41
Forfeited or expired	(194)	5.15
Outstanding at December 31, 2010	4,322	$2.76	7.59	$1,308
Exercisable at December 31, 2010	2,691	$3.39	6.94	$739

The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the underlying fair value of the Company’s common stock ($1.69) for stock options that were in-the-money as of December 31, 2010.

As provided under the Company’s 2006 Stock Incentive Plan (the “2006 Plan”), the aggregate number of shares authorized for issuance as awards under the 2006 Plan automatically increased on April 1, 2010 by 1,308,071 shares (which number constitutes 5% of the outstanding shares on the last day of the year ended March 31, 2010).

Note 8.  Income Taxes

At March 31, 2010, the Company completed a study to assess whether a change in control has occurred or whether there have been multiple changes of control since the Company’s formation. The Company determined, based on the results of the study, no change in control occurred for purposes of Internal Revenue Code section 382. The Company, after considering all available evidence, fully reserved for these and its other deferred tax assets since it is more likely than not such benefits will not be realized in future periods. The Company has incurred losses for the financial reporting and income tax purposes for the three and nine months ended December 31, 2010. Accordingly, the Company is continuing to fully reserve for its deferred tax assets. The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the Company’s deferred income tax assets satisfy the realization standards, the valuation allowance will be reduced accordingly.

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

The Company has identified its federal tax return and its state tax return in California as major tax jurisdictions. The Company is also subject to certain other foreign jurisdictions, principally Mexico and The Netherlands. The Company’s evaluation of uncertain tax matters was performed for tax years ended through March 31, 2010. Generally, the Company is subject to audit for the years ended March 31, 2010, 2009 and 2008 and may be subject to audit for amounts relating to net operating loss carryforwards generated in periods prior to March 31, 2008. The Company has elected to retain its existing accounting policy with respect to the treatment of interest and penalties attributable to income taxes, and continues to reflect interest and penalties attributable to income taxes, to the extent they arise, as a component of its income tax provision or benefit as well as its outstanding income tax assets and liabilities. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments, other than those identified above that would result in a material change to its financial position.

Note 9.  Segment and Geographic Information

The Company generates revenues from wound care products which are sold into the human and animal health care markets and the Company generates revenues from laboratory testing services which are provided to medical device manufacturers. The Company operates a single segment business which consists of three geographical sales territories as follows (in thousands):

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,
	2010	2009	2010	2009
U.S.	$477	$307	$1,915	$594
Mexico	1,082	878	3,135	2,976
Europe and Other	444	172	1,280	757
	$2,003	$1,357	$6,330	$4,327

The Company’s service revenues amounted to $310,000 and $256,000 for the three months ended December 31, 2010 and 2009, respectively.  The Company’s service revenues amounted to $713,000 and $805,000 for the nine months ended December 31, 2010 and 2009, respectively.

Note 10.  Significant Customer Concentrations

One customer accounted for $292,000, or 13%, of revenue for the three months ended December 31, 2010, and the same customer accounted for $1,406,000, or 20%, of revenue for the nine months ended December 31, 2010.

At December 31, 2010, one customer had an accounts receivable balance of $452,000, or 24% of accounts receivable and at March 31, 2010, three customers had accounts receivables balances totalling $595,000, or 42% of accounts receivable.

Note 11.  Subsequent Events

On January 28, 2011, the Company entered into an agreement with a distributor in China to sell specific Company products into the People’s Republic of China.  Pursuant to the agreement, the distributor will pay a $350,000 non-refundable upfront payment by February 23, 2011, for which they will be given exclusivity to sell these products for the first contract year. In order to maintain exclusivity in subsequent years, the distributor will need to meet minimum purchase requirements each contract year. The initial term of the contract is for five years cancellable if certain conditions are not met.  Additionally, the Company will receive a prepayment of $180,000 which will be applied as payment to future product shipments.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as of December 31, 2010 and our audited consolidated financial statements for the year ended March 31, 2010 included in our report on Form 10-K, that was filed with the Securities and Exchange Commission on June 8, 2010.

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

We do not have the necessary regulatory approvals to market Microcyn in the United States as a drug. In the United States, our device product does, however, have six clearances as a 510(k) medical device for the following summary indications:

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

Outside the United States, our product has a CE Mark device approval in Europe for debriding, irrigating and moistening acute and chronic wounds in comprehensive wound treatment by reducing microbial load and creating a moist environment. In Mexico, we are approved as a drug for antiseptic treatment of wounds and infected areas. In India, our technology has a drug license for cleaning and debriding in wound management, while in China there is a medical device approval by the State Food and Drug Administration for reducing the propagation of microbes in wounds and creating a moist environment for wound healing.

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

In 2005, chronic and acute wound care represented an aggregate of $9.6 billion in global product sales, of which $3.3 billion was spent for the treatment of skin ulcers, $1.6 billion to treat burns and $4.7 billion for the treatment of surgical and trauma wounds, according to Kalorama Information, a life sciences market research firm. In the Kalorama Information data, we believe the markets most related to our product involve approximately $1.3 billion for the treatment of skin ulcers, $300 million for the treatment of burns and $700 million for the treatment of surgical and trauma wounds. Common methods of controlling infection, including topical antiseptics and antibiotics, have proven to be only moderately effective in combating infection in the wound bed. However, topical antiseptics tend to inhibit the healing process due to their toxicity and may require specialized preparation or handling. Antibiotics can lead to the emergence of resistant bacteria, such as MRSA and VRE. Systemic antibiotics may be less effective in controlling infection in patients with disorders affecting circulation, such as diabetes, which are commonly associated with chronic wounds. As a result, no single treatment is used across all types of wounds and stages of healing.

We believe the Microcyn Technology is the only known stable, anti-infective therapeutic available in the world today that simultaneously cures or improves infection while also promoting wound healing through increased blood flow to the wound bed and reduction of chronic inflammation. Also, we believe Microcyn provides significant advantages over current methods of care in the treatment of a wide range of chronic and acute wounds throughout all stages of treatment. These stages include cleaning, debridement, prevention and treatment of infections and wound healing. We believe that unlike antibiotics, antiseptics, growth regulators and other advanced wound care products; Microcyn is the only stable wound care solution that is as safe as saline, and also cures infection while simultaneously accelerating wound healing. Also, unlike most antibiotics, we believe Microcyn does not target specific strains of bacteria, a practice which has been shown to promote the development of resistant bacteria. In addition, our products are shelf stable, non-toxic, require no special preparation and are easy to use.

Our goal is to become a worldwide leader as the standard of care in the treatment and irrigation of open wounds and skin care. We currently have, and intend to seek additional, regulatory clearances and approvals to market our Microcyn-based products worldwide. In July 2004, we began selling Microcyn60™ (brand eventually changed to Microdacyn60™) in Mexico after receiving approval from the Mexican Ministry of Health, for the use as an antiseptic, disinfectant and sterilant. Since then, physicians in the United States, Europe, India, Pakistan, China and Mexico have conducted more than 32 physician clinical studies assessing Microcyn Technology’s use in the treatment of infections in a variety of wound types, including hard-to-treat wounds such as diabetic ulcers and burns. Most of these studies were not intended to be rigorously designed or controlled clinical trials and, as such, did not have all of the controls required for clinical trials used to support a new drug application submission to the FDA. A number of these studies did not include blinding, randomization, predefined clinical end points, use of placebo and active control groups or U.S. good clinical practices requirements. We used the data generated from some of these studies to support our application for the CE Mark, or European Union certification, for wound cleaning and reduction of microbial load. We received the CE Mark in November 2004 and additional international approvals in China, Canada, Mexico and India. Microcyn has also received six FDA 510(k) clearances for use as a medical device in wound cleaning, or debridement, lubricating, moistening and dressing, including traumatic wounds and acute and chronic dermal lesions. On May 27, 2009, we received a 510(k) clearance from the FDA to market our Microcyn Skin and Wound HydroGel™ as both a prescription and over-the-counter formulation.  Additionally, on June 4, 2009, we received an expanded 510(k) label clearance from the FDA to market our Microcyn Skin and Wound Care with preservatives as both a prescription and over-the-counter formulation. The new prescription product is indicated for use by health care professionals to manage the debridement of wounds such as stage I-IV pressure ulcers, diabetic foot ulcers, post-surgical wounds, first- and second-degree burns, grafted and donor sites.  Most recently, on March 8, 2010, we received a 510(k) clearance from the FDA to market our Microcyn Skin and Wound HydroGel for management of dermal irritation, sores, injuries and ulcers of dermal tissue including itch and pain relief as a prescription and as an over-the-counter product intended to relieve itch and pain from minor skin irritations, lacerations, abrasions and minor burns.

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

Our products are purchased by hospitals, physicians, nurses, and other healthcare practitioners who are the primary caregivers to patients being treated for acute or chronic wounds or undergoing surgical procedures as well as to dermatologists for treatment of various skin afflictions.  We currently make Microcyn Technology-based human wound care products available, both as prescription and over-the-counter products, under our six 510(k) clearances in the United States, primarily through a partnership with a combination of Advocos, a specialty U.S. contract sales organization, and a commissioned sales force.  Additionally, a family of animal healthcare products branded Vetericyn® are being sold in the U.S. and will shortly be introduced into Europe, Canada and Asia.

In the quarter ending December 31, 2008, we began selling Microcyn into the podiatry market in the United States. In the second quarter of 2009, we expanded this sales effort to include wound care centers, hospitals, nursing homes, urgent care clinics and home healthcare.

On January 26, 2009, we entered into a commercial agreement with VetCure, Inc., a California corporation, to market and sell our Vetericyn products. VetCure, Inc. later changed its name to Vetericyn, Inc. This agreement was amended on February 24, 2009, July 24, 2009, June 1, 2010 and September 1, 2010. At the time of the 2009 transactions, Vetericyn was wholly-owned by Robert Burlingame, who was a Director at the time of the transactions.  Mr. Burlingame resigned from our Board on February 10, 2010, however he continues to own a significant position in our common stock.  Pursuant to the agreement, we provide Vetericyn, Inc. with bulk product and Vetericyn, Inc. bottles, packages, and sells Vetericyn products. We receive a fixed amount for each bottle of Vetericyn sold by Vertericyn, Inc.  In addition, once certain milestones are met by Vetericyn, Inc., but no later than July 1, 2011, we will share profits generated by Vetericyn, Inc. related to Vetericyn sales.

On September 15, 2009, we entered a commercial agreement with V&M Industries, Inc., a California corporation, to market and sell our Microcyn over-the-counter liquid and gel products.  At the time of the transaction, V&M Industries, Inc. was wholly-owned by Robert Burlingame, who was also a Director at the time of the transaction.  V&M Industries, Inc. subsequently changed its name to Innovacyn, Inc.  On June 1, 2010 and September 1, 2010 we entered into amendments to this agreement. Once certain milestones are met by Innovacyn, Inc., but no later than July 1, 2011, we will share profits generated by Innovacyn, Inc. On May 13, 2010, Innovacyn, Inc. received notice from Health Canada that they can market these products in the Canadian market.

Our partner, Union Springs Pharmaceuticals, a subsidiary of the Drug Enhancement Company of America, has marketed MyClyns, an over-the-counter “first responder” pen application, with Microcyn in the United States since January 2008.

Our prescription dental partner, OroScience, Inc. has the exclusive right to sell prescription dental products in the United States and Europe subject to certain annual minimum payments and has filed for 510(k) clearance to market our product for use as an oral rinse in liquid form and for oral mucositis in a gel form.

 On November 8, 2010, we announced a definitive agreement with Onset Therapeutics, now called PreCision Dermatology, Inc.  Under this agreement, PreCision Dermatology intends to combine the currently approved Microcyn hydrogel with their new skin barrier product into a kit, targeting sales to patients with atopic dermatitis and related conditions.  PreCision Dermatology has about 35 salespeople along with a complete line of dermatology products sold throughout the U.S and expects to launch the kit in the first quarter of 2011.

We have announced the commercialization of a Microcyn hydrogel for both wound care and dermatology, which received several 510(k) clearances in the U.S through a combination of a contract and commissioned sales force. We intend to pursue additional approvals in Europe, China, India and Mexico and plan to initiate commercialization upon obtaining these approvals.

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

In China, we signed an exclusive distribution agreement with China Bao Tai, which in March 2008 secured marketing approval from the Chinese State Food and Drug Administration. In April 2010, we terminated the exclusivity of this distribution agreement and will continue to supply China Bao Tai with product on a non-exclusive basis.  We are currently in the process of setting up a broader distribution network in China.

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

Comparison of Three Months Ended December 31, 2010 and 2009

Revenues

Total revenues were $2,313,000 during the quarter ended December 31, 2010 compared to $1,613,000 in the prior year period. Product revenues increased $646,000, or 48%, with increases in the U.S, Mexico, Europe and Middle East offset by a slight decline in India.

Product revenue in the U.S. increased $170,000, or 55% with growth in animal wound care, related to television advertising and sales initiatives sponsored by Innovacyn, Inc. and in  professional human wound care.

Revenue in Mexico increased 23% from the prior year period with 41% growth in the smaller 120 and 240 ml units, partially offset by 4% decline in the 5 liter units.  Due to the higher margins of the smaller units, our sales force has focused on promoting the growth of the smaller units sold to pharmacies.  The unit sales of our 120 & 240-milliliter presentation, which is primarily sold to pharmacies in Mexico, increased 33% from the prior year to a monthly average of 46,621 units compared to 35,095 in the same period last year.

 Europe and Rest of World revenue increased $272,000, up 158% over the prior year period, caused by strong growth in sales to the Middle East and moderate growth in Europe offset by a slight decline in India.

The following table shows our product revenues by geographic region:

	Three Months Ended December 31,
	2010	2009	Increase	Increase
U.S.	$477,000	$307,000	$170,000	55%
Europe and Rest of World	444,000	172,000	272,000	158%
Mexico	1,082,000	878,000	204,000	23%
Total	$2,003,000	$1,357,000	$646,000	48%

Service revenue increased $54,000 when compared to the prior year period due to an increase in the number of tests provided by our services business.

Gross Profit

We reported gross profit from our Microcyn products business of $1,078,000, or 54% of product revenues, during the three months ended December 31, 2010, compared to a gross profit of $621,000, or 46%, in the prior year period. The improved gross margins represent higher margins in U.S., partially offset by lower gross margins in Europe and Rest of World and Mexico. The higher margins in the U.S. are due to higher units sold and product mix for certain U.S. sales.   Mexico’s margins excluding their export sales were 71% during the quarter ended December 31, 2010, compared to 80% in the prior year period due to lower pricing and volume of the 5 liter product.

We expect our gross margins to improve in the U.S and Europe as our unit volume increases in U.S. and Europe.

Research and Development Expense

 Research and development expense increased to $467,000 for the three months ended December 31, 2010, compared to $372,000 in the prior year period. Most of the increase was attributable to studies needed for regulatory approvals and the manufacturing process of new products and approvals.

We expect that our research and development expense will slightly increase over the next few quarters as we incur additional expenses related to laboratory tests, clinical trials and the development and approval of new products.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $436,000, or 19%, to $2,760,000 during the three months ended December 31, 2010, from $2,324,000 during the three months ended December 31, 2009. Primarily, this increase was due to higher sales related costs in U.S. and Mexico and higher compensation costs in the U.S.  These increases were partially offset by lower sales and marketing costs in Europe.

We expect selling, general and administrative expenses to grow slightly in future periods as we incur additional expenses to expand our sales efforts in the U.S., Europe and Mexico markets.

Interest income and expense and other income and expense, net

Interest expense increased $107,000 to $109,000 during the three months ended December 31, 2010 from $2,000 during the three months ended December 31, 2009. Primarily this increase was due to $65,000 of cash interest incurred and $43,000 of non-cash interest incurred during the three months ended December 31, 2010. This interest is primarily related to $2,000,000 borrowed on May 3, 2010 and the $1,000,000 borrowed on November 17, 2010. Interest income showed no material change from the same period last year.

Other income and expense, net decreased $26,000 to net other income of $10,000 for the three months ended December 31, 2010, from net other income of $36,000 for the same period last year. The change in other income and expense, net was primarily related to the quarterly unrealized foreign exchange gains and losses on intercompany transactions.

Derivative liability

During the three months ended December 31, 2010 we recorded a change in the fair value of our derivative liability of $55,000 and as a result we recorded this loss as a non-cash expense. For the three months ended December 31, 2009 we recorded a non cash gain of $625,000, due to change in fair value of the derivative liability.

Net Loss

Net loss for the three months ended December 31, 2010 was $2,230,000, up $884,000 from $1,346,000 for the same period in the prior year. The stock compensation charges were $352,000 and $236,000 for the quarters ending December 31, 2010 and 2009 respectively.

Comparison of Nine Months Ended December 31, 2010 and 2009

Revenues

Total product revenues were $6,330,000 during the nine months ended December 31, 2010 compared to $4,327,000 in the prior year period. Product revenues increased $2,003,000, or 46%, with increases in the U.S., Europe and the Middle East.

Product revenue in the U.S. increased $1,321,000 with most of the growth in animal wound care, related to television advertising and sales initiatives sponsored by Innovacyn, Inc. along with increases in the human wound care.

Revenue in Mexico increased 5% from the prior year period, which had abnormally high sales last year, caused by the swine flu epidemic in Mexico in the first fiscal quarter last year.  Total sales of our 120 & 240-milliliter presentation, which is primarily sold to pharmacies in Mexico, increased 4% from the prior year.  The average prices increased while the number of units sold was about flat.  Sales to hospitals increased 8% with price increases offsetting a decline in units sold.  We believe that during the nine months ended December 31, 2009, the swine flu epidemic in Mexico resulted in sales of $300,000 to $400,000 higher than normal.

 Europe and Rest of World revenue increased $523,000, up 69% over the prior year period, due to higher sales in Europe and the Middle East.  During the nine months ended December 31, 2010, we recorded product revenue of $210,000 related to China which was the result of the conversion of our exclusive relationship with China Bao Tai to a non-exclusive relationship and recognition of deferred revenue related to an upfront payment from China Bao Tai.

The following table shows our product revenues by geographic region:

	Nine Months Ended December 31,
	2010	2009	Increase	Increase
U.S.	$1,915,000	$594,000	$1,321,000	222%
Europe and Rest of World	1,280,000	757,000	523,000	69%
Mexico	3,135,000	2,976,000	159,000	5%
Total	$6,330,000	$4,327,000	$2,003,000	46%

Service revenue decreased $92,000 when compared to the prior year period due to a decrease in the number of tests provided by our services business.

Gross Profit

We reported gross profit from our Microcyn products business of $4,071,000, or 64% of product revenues, during the nine months ended December 31, 2010, compared to a gross profit of $2,463,000, or 57%, in the prior year period. The higher gross margins represent higher margins in U.S. and Europe and Rest of World, offset by lower gross margins in Mexico. The higher margins in the U.S. are due to improved product mix for certain U.S. sales.   Mexico’s margins were 75% during the nine months ended December 31, 2010, compared to 80% in the prior year period due to the high volume last year caused by the swine flu epidemic.

We expect our gross margins to improve in the U.S and Europe as our unit volume increases.

Research and Development Expense

Research and development expense declined $260,000, or 16%, to $1,416,000 for the nine months ended December 31, 2010, compared to $1,676,000 in the prior year period. Most of the decrease was attributable to the reduction in personnel and related expenses, as we converted our research and development facility and the related people to operational manufacturing, supporting the commercialization efforts in U.S.

We expect that our research and development expense will slightly increase over the next few quarters as we incur additional expenses related to laboratory tests, clinical trials and the development and approval of new products.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $1,420,000, or 19%, to $8,914,000 during the nine months ended December 31, 2010, from $7,494,000 during the nine months ended December 31, 2009. Primarily, this increase was due to higher sales and marketing costs in Mexico, greater stock compensation costs, up by $595,000 and higher salary and bonus costs in the U.S.  Bonuses were recorded and paid during the quarter ending June 30, 2010, consisting of stock options and cash. These increases were partially offset by lower sales and marketing costs in Europe.

We expect selling, general and administrative expenses to grow slightly in future periods as we incur additional expenses to expand our sales efforts in the U.S., Europe and Mexico markets.

Interest income and expense and other income and expense, net

Interest expense increased $247,000 to $256,000 during the nine months ended December 31, 2010 from $9,000 during the nine months ended December 31, 2009. Primarily this increase was due to $153,000 of cash interest incurred and $103,000 of non-cash interest incurred during the nine months ended December 31, 2010. This interest is primarily related to $2,000,000 borrowed on May 3, 2010 and the $1,000,000 borrowed on November 17, 2010. Interest income showed no material change from the same period last year.

Other income and expense, net increased $2,000 to net other expense of $81,000 for the nine months ended December 31, 2010, from net other expense of $79,000 for the same period last year. The change in other income and expense, net was primarily related to the quarterly unrealized foreign exchange gains and losses on intercompany transactions.

Derivative liability

During the nine months ended December 31, 2010 we recorded a non-cash gain on the fair value of our derivative liability of $199,000 and as a result we recorded this amount as income. For the nine months ended December 31, 2009 we recorded a non-cash expense of $132,000, due to change in fair value of the derivative liability.

Net Loss

Net loss for the nine months ended December 31, 2010 was $6,254,000, down $526,000 from $6,780,000 for the same period in the prior year. The stock compensation charges were $1,839,000 and $1,143,000 for the nine months ended in December 31, 2010 and 2009, respectively.

Sources of Liquidity

As of December 31, 2010, we had cash and cash equivalents of $4,673,000. Since our inception, substantially all of our operations have been financed through sales of equity securities. Other sources of financing that we have used to date include our revenues, as well as various loans.

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

On May 1, 2010, we entered into a loan and security agreement with a financial institution to borrow a maximum of $3,000,000. Under this facility we borrowed $3,000,000.

  Cash Flows

As of December 31, 2010, we had cash and cash equivalents of $4,673,000, compared to $6,258,000 at March 31, 2010.

Net cash used in operating activities during the nine months ended December 31, 2010 was $4,355,000 primarily due to the $6,254,000 net loss for the period which was offset in part by non-cash transactions during the nine months ended December 31, 2010, including $1,839,000 of stock-based compensation.

Net cash used in operating activities during the nine months ended December 31, 2009 was $5,101,000 primarily due to the $6,780,000 net loss for the period. The use of cash was offset in part by non-cash charges during the year ended December 31, 2009, including $132,000 loss on the fair value of warrants, $1,143,000 of stock-based compensation, and $282,000 of depreciation and amortization.

Net cash used in investing activities was $63,000 for the nine months ended December 31, 2010 and $121,000 for the nine months ended December 31, 2009, primarily for the purchase of equipment

Net cash provided by financing activities was $2,827,000 during the nine months ended December 31, 2010, primarily due to the issuance of $3,000,000 of debt which was offset by payments of $202,000 of outstanding debt during the period. We also received $29,000 in connection with the exercise of stock options.

Net cash provided by financing activities was $8,426,000 for the nine months ended December 31, 2009. We received net proceeds from the sale of common stock during this period of $7,155,000.  Additionally, we received proceeds of $1,576,000 related to the exercise of common stock purchase warrants and stock options.

Operating Capital and Capital Expenditure Requirements

We incurred a net loss of $6,254,000 for the nine months ended December 31, 2010. At December 31, 2010 our accumulated deficit amounted to $123,291,000 and at March 31, 2010 our accumulated deficit amounted to $117,037,000. At December 31, 2010, our working capital amounted to $4,486,000.

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

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any unregistered equity securities during the quarter ended December 31, 2010.

Item 3.  Default Upon Senior Securities

We did not default upon any senior securities during the quarter ended December 31, 2010.

Item 4.  Removed and Reserved

Item 5.  Other Information

On January 28, 2011, we entered into an agreement with Tianjin Ascent Import and Export Company, Ltd., a distributor in China, to sell certain of our products into the People’s Republic of China. Pursuant to the agreement, the distributor will pay a $350,000 non-refundable upfront payment by February 23, 2011, for which they will be given exclusivity to sell these products for the first contract year. In order to maintain exclusivity in subsequent years, the distributor will need to meet minimum purchase requirements each contract year. The initial term of the contract is for five years cancellable if certain conditions are not met. Additionally, we will receive a prepayment of $180,000 which will be applied as payment to future product shipments.

Item 6.  Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company (included as Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended March 31, 2007, and incorporated herein by reference).

3.2
Amended and Restated Bylaws of the Company, as amended effective on June 11, 2008 (included as Exhibit 3.1(ii) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2008, and incorporated herein by reference).

3.3
Amended and Restated Bylaws of the the Company as Amended, effective November 3, 2010 (included as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, and incorporated herein by reference).

4.1
Specimen Common Stock Certificate (included as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

4.2
Warrant to Purchase Series A Preferred Stock of the Company by and between the Company and Venture Lending & Leasing III, Inc., dated April 21, 2004 (included as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

4.3
Warrant to Purchase Series B Preferred Stock of the Company by and between the Company and Venture Lending & Leasing IV, Inc., dated June 14, 2006 (included as Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

4.4
Form of Warrant to Purchase Common Stock of the Company (included as Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

4.5
Form of Warrant to Purchase Common Stock of the Company (included as Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

4.6
Form of Warrant to Purchase Common Stock of the Company (included as Exhibit 4.11 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

Exhibit Number	Description

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

Exhibit Number	Description

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

Exhibit Number	Description

10.26
Securities Purchase Agreement, dated August 7, 2007, by and between Registrant and certain purchasers identified on the signatures pages thereto (originally filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 13, 2007, and refiled as Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 to add signature pages of investors).

10.27
Registration Rights Agreement, dated August 7, 2007, by and between Registrant and certain purchasers identified on signatures pages thereto (originally filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 13, 2007, and refiled as Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 to add signature pages of investors).

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

10.32
Purchase Agreement by and between Registrant and certain accredited investors, dated February 6, 2009 (originally filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 9, 2009, and refiled as Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 to add investor lists and signature pages of investors).

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

Exhibit Number	Description

10.42
Loan and Security Agreement, dated May 1, 2010 between the Company and Venture Lending & Leasing V., Inc., (Included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 6, 2010, and incorporated herein by reference).

10.43
Supplement to the Loan and Security Agreement, dated as of May 1, 2010 between Oculus Innovative Sciences, Inc., and Venture Lending & Leasing V, Inc., (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 6, 2010, and incorporated herein by reference).

10.44††
Amendment No. 2 to Revenue Sharing, Partnership and Distribution Agreement between the Registrant and Vetericyn, Inc., dated July 24, 2009 (included as Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, and incorporated herein by reference).

10.45††
Amendment No. 3 to Revenue Sharing, Partnership and Distribution Agreement between the Registrant and Vetericyn, Inc. dated June 1, 2010 (Included as Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2010 and incorporated herein by reference).

10.46††
Amendment No. 1 to Exhibit A to the Revenue Sharing Distribution Agreement and to the Revenue Sharing, Partnership and Distribution Agreement as Revised and Amended, June 1, 2010, dated September 1, 2010 (included as Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, and incorporated herein by reference).

10.47*††	Distribution Agreement between the Company and Tianjin Ascent Import and Export Company, Ltd dated January 28, 2011.

21.1*	List of Subsidiaries

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Confidential treatment has been granted with respect to certain portions of this agreement.

††	Confidential treatment has been requested with respect to certain portions of this agreement.

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

Oculus Innovative Sciences, Inc.

Date: February 4, 2010	By:	/s/ Hojabr Alimi
Hojabr Alimi
	Its:	Chairman of the Board of Directors and Chief
Executive Officer (Principal Executive Officer)

Date: February 4, 2010	By:	/s/ Robert Miller
Robert Miller
	Its:	Chief Financial Officer
(Principal Financial Officer)