Form 10-Q/A
period 2010-06-30
Oculus Innovative Sciences, Inc.
filed 2011-04-29
CIK 1367083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

As of April 26, 2011, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 26,576,302.

EXPLANATORY NOTE

Oculus Innovative Sciences, Inc. is filing this Amendment (the “Amendment”) to its Quarterly Report on Form 10-Q/A for the quarter ending June 30, 2010, as originally filed with the Securities and Exchange Commission on August 5, 2010 (the “Original Report”), for the purpose of attaching a revised Exhibit 10.44, Amendment No. 3 to Revenue Sharing, Partnership and Distribution Agreement between the Registrant and Vetericyn, Inc., that includes certain information excluded from Exhibit 10.44 of the Original Filing on the basis of a confidential treatment request submitted by the Company in connection with the Original Report. This Amendment is an exhibit-only filing.

No revisions are being made to the Company’s financial statements and, except as described above, this Amendment does not reflect events that occurred after the filing of the Original Report, or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Original Report. Further, except for the changes to Exhibit 10.44, this Amendment does not otherwise update any exhibits as originally filed or previously amended.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment.

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

10.44††	Amendment No. 3 to Revenue Sharing, Partnership and Distribution Agreement between the Registrant and Vetericyn, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been granted with respect to certain portions of this agreement.

††	Confidential treatment has been requested with respect to certain portions of this agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oculus Innovative Sciences, Inc.

Date: April 29, 2011	By:	/s/ Hojabr Alimi
Hojabr Alimi
Chairman of the Board of Directors and Chief
Executive Officer (Principal Executive Officer)

Date: April 29, 2011	By:	/s/ Robert Miller
Robert Miller
Chief Financial Officer
(Principal Financial Officer)