Form 10-Q/A
period 2010-09-30
Oculus Innovative Sciences, Inc.
filed 2011-04-29
CIK 1367083

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

EXPLANATORY NOTE

Oculus Innovative Sciences, Inc. is filing this Amendment (the “Amendment”) to its Quarterly Report on Form 10-Q/A for the quarter ending September 30, 2010, as originally filed with the Securities and Exchange Commission on November 4, 2010 (the “Original Report”), for the purpose of attaching a revised Exhibit 10.44, Amendment No. 2 to Revenue Sharing, Partnership and Distribution Agreement between the Registrant and Vetericyn, Inc.,  that includes certain information excluded from Exhibit 10.44 of the Original Filing on the basis of a confidential treatment request submitted by the Company in connection with the Original Report. This Amendment is an exhibit-only filing.

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

3.3	Amended and Restated Bylaws of the Registrant as Amended, effective November 3, 2010.

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

10.45††
Amendment No. 3 to Revenue Sharing, Partnership and Distribution Agreement between the Registrant and Vetericyn, Inc. dated June 1, 2010 (Included as Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2010 and incorporated herein by reference).

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