Form 10-K
period 2011-03-31
Oculus Innovative Sciences, Inc.
filed 2011-06-03
CIK 1367083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from _________________ to _________________

Commission File Number: 001-33216

OCULUS INNOVATIVE SCIENCES, INC.
(Exact name of registrant as specified in its charter)

Delaware	68-0423298
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

1129 N. McDowell Blvd.
Petaluma, California 94954
(Address of principal executive offices) (Zip Code)

(707) 782-0792
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value	NASDAQ Capital Market

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
Yes  ☐      No  ☑

The aggregate market value of the voting  and non-voting common stock held by non-affiliates of the registrant on September 30, 2010 was approximately $34,538,723 based on a total of 22,140,207 shares of the registrant’s common stock held by non-affiliates on September 30, 2010, at the closing price of $1.56  per share as reported on the NASDAQ Capital Market.

There were 26,686,302 shares of the registrant’s common stock issued and outstanding on June 2, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2011 Annual Meeting of Stockholders.

PART I

This report includes “forward-looking statements.” The words “may,” “will,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “aim,” “seek,” “should,” “is likely,” and similar expressions as they relate to us or our management are intended to identify these forward-looking statements. All statements by us regarding our expected financial position, revenues, cash flows and other operating results, business strategy, legal proceedings and similar matters are forward-looking statements. Our expectations expressed or implied in these forward-looking statements may not turn out to be correct. Our results could be materially different from our expectations because of various risks, including the risks discussed in this report under “Part I — Item 1A — Risk Factors.” Any forward-looking statement speaks only as of the date as of which such statement is made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances, including unanticipated events, after the date as of which such statement was made.

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

Our Business

We develop, manufacture and market a family of tissue care products that cure infections and, through a separate mechanism of action, enhance healing while reducing the need for antibiotics.  Infection is a serious potential complication in both chronic and acute wounds, and controlling infection is a critical step in wound healing. Our platform technology, called Microcyn®, is a proprietary solution of electrically charged oxychlorine small molecules designed to treat a wide range of organisms that cause disease (pathogens). These include viruses, fungi, spores and antibiotic-resistant strains of bacteria, such as methicillin-resistant Staphylococcus aureus, or MRSA, and vancomycin-resistant Enterococcus, or VRE, in wounds, as well as Clostridium difficile, or C. diff, a highly contagious bacteria spread by human contact.

We do not have the necessary regulatory approvals to market Microcyn in the United States as a drug. In the United States, our device product does, however, have seven clearances as a 510(k) medical device for the following summary indications:

1)	Moistening and lubricating absorbent wound dressings for traumatic wounds requiring a prescription;

2)	Moistening and debriding acute and chronic dermal lesions requiring a prescription;

3)	Moistening absorbent wound dressings and cleaning minor cuts as an over-the-counter product;

4)	Management of exuding wounds such as leg ulcers, pressure ulcers, diabetic ulcers and for the management of mechanical or surgical debridement of wounds in a gel form and required as a prescription;

5)
Debridement of wounds, such as stage I-IV pressure ulcers, diabetic foot ulcers, post-surgical wounds, first- and second-degree burns, grafted and donor sites as a preservative, which can kill listed bacteria such as MRSA & VRE and required as a prescription;

6)
As a hydrogel, for management of wounds including itch and pain relief associated with dermal irritation, sores, injuries and ulcers of dermal tissue as a prescription.  As an over-the-counter product, the hydrogel is intended to relieve itch and pain from minor skin irritations, lacerations, abrasions and minor burns. It is also indicated for management of irritation and pain from minor sunburn: and.

7)	As a hydrogel, for management and relief of burning, itching and pain experienced with various types of dermatoses including atopic dermatitis and radiation dermatitis.

We do not have the necessary regulatory clearance or approval to market Microcyn in the U.S. as a medical device with an antimicrobial or wound healing indication. In the future we expect to apply with the FDA for clearance as an antimicrobial in a liquid and a hydrogel form and as conducive to wound healing..

Outside the United States, our product has a CE Mark device approval in Europe for debriding, irrigating and moistening acute and chronic wounds in comprehensive wound treatment by reducing microbial load and creating a moist environment. In Mexico, we are approved as a drug for antiseptic treatment of wounds and infected areas. In India, our technology has a drug license for cleaning and debriding in wound management.  In China, we have obtained a medical device approval by the State Food and Drug Administration for reducing the propagation of microbes in wounds and creating a moist environment for wound healing.

While in the United States, we do not have the necessary regulatory clearance for an antimicrobial or wound healing indication, clinical and laboratory testing we conducted in connection with our submissions to the FDA, as well as physician clinical studies and scientific papers, suggest that our Microcyn Technology may help reduce a wide range of pathogens from acute and chronic wounds while curing or improving infection and concurrently enhancing wound healing through modes of action unrelated to the treatment of infection. These physician-led clinical studies suggest that our Microcyn is safe, easy to use and complementary to many existing treatment methods in wound care. Physician-led clinical studies and usage in the United States suggest that our 510(k)-cleared products may shorten hospital stays, lower aggregate patient care costs and, in certain cases, reduce the need for systemic antibiotics. We are also pursuing the use of our Microcyn platform technology in other markets outside of wound and skin care, including the respiratory, ophthalmology, dental, dermatology, animal healthcare and industrial markets.

In 2005, chronic and acute wound care represented an aggregate of $9.6 billion in global product sales, of which $3.3 billion was spent for the treatment of skin ulcers, $1.6 billion to treat burns and $4.7 billion for the treatment of surgical and trauma wounds, according to Kalorama Information, a life sciences market research firm. Based on the firm’s research, we believe the markets most related to our product involve approximately $1.3 billion for the treatment of skin ulcers, $300 million for the treatment of burns and $700 million for the treatment of surgical and trauma wounds. Common methods of controlling infection, including topical antiseptics and antibiotics, have proven to be only moderately effective in combating infection in the wound bed. However, topical antiseptics tend to inhibit the healing process due to their toxicity and may require specialized preparation or handling. Antibiotics can lead to the emergence of resistant bacteria, such as MRSA and VRE. Systemic antibiotics may be less effective in controlling infection in patients with disorders affecting circulation, such as diabetes, which are commonly associated with chronic wounds. As a result, no single treatment is used across all types of wounds and stages of healing.

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

Our goal is to become a worldwide leader as the standard of care in the treatment and irrigation of open wounds and skin care. We currently have, and intend to seek additional, regulatory clearances and approvals to market our Microcyn-based products worldwide. In July 2004, we began selling Microdacyn60™ in Mexico after receiving approval from the Mexican Ministry of Health, for the use as an antiseptic, disinfectant and sterilant. Since then, physicians in the United States, Europe, India, Pakistan, China and Mexico have conducted more than 32 physician clinical studies assessing Microcyn Technology’s use in the treatment of infections in a variety of wound types, including hard-to-treat wounds such as diabetic ulcers and burns. Most of these studies were not intended to be rigorously designed or controlled clinical trials and, as such, did not have all of the controls required for clinical trials used to support a new drug application submission to the FDA. A number of these studies did not include blinding, randomization, predefined clinical end points, use of placebo and active control groups or U.S. good clinical practices requirements. We used the data generated from some of these studies to support our application for the CE Mark, or European Union certification, for wound cleaning and reduction of microbial load. We received the CE Mark in November 2004 and additional international approvals in China, Canada, Mexico and India. On May 27, 2009, we received a 510(k) clearance from the FDA to market our Microcyn Skin and Wound HydroGel™ as both a prescription and over-the-counter formulation.  Additionally, on June 4, 2009, we received an expanded 510(k) label clearance from the FDA to market our Microcyn Skin and Wound Care with preservatives as both a prescription and over-the-counter formulation. The new prescription product is indicated for use by health care professionals to manage the debridement of wounds such as stage I-IV pressure ulcers, diabetic foot ulcers, post-surgical wounds, first- and second-degree burns, grafted and donor sites.  On March 8, 2010, we received a 510(k) clearance from the FDA to market our Microcyn Skin and Wound HydroGel for management of dermal irritation, sores, injuries and ulcers of dermal tissue including itch and pain relief as a prescription and as an over-the-counter product intended to relieve itch and pain from minor skin irritations, lacerations, abrasions and minor burns.  On February 8, 2011, we received 510(k) clearance from the FDA as a hydrogel to manage and relieve the burning, itching and pain experienced with various types of dermatoses, including atopic dermatitis and radiation dermatitis.  It may also be used to relieve the pain of first- and second-degree burns and can help to relieve dry waxy skin by maintaining a moist wound and skin environment, which is beneficial to the healing process.  The Microcyn technology has received seven FDA 510(k) clearances in total. Many of these approvals are for use as a medical device in wound cleaning, or debridement, lubricating, moistening and dressing, including traumatic wounds and acute and chronic dermal lesions.

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

Two pivotal clinical trials must be completed for submission of a new drug application to the FDA for the treatment of mildly infected diabetic foot ulcers. Commencement of these trials will be dependent upon the support of a strategic partner. In the event that we successfully complete clinical trials and obtain drug approval from the FDA, we may seek clearance for treatment of other types of wounds. We are currently pursuing strategic partnerships to assess potential applications for Microcyn Technology in several other markets and therapeutic categories, including respiratory, ophthalmology, dermatology, dental and veterinary markets. FDA or other governmental approvals will be required for any potential new products or new indications.

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

•
Accelerates Wound Healing.   Based on numerous physician-based studies and usage feedback from doctors, we believe that Microcyn Technology may accelerate the wound healing process independently of the benefits of curing the infection.

•
Wound Care Solution.   Our FDA 510(k) approved products are cleared as a medical device for sale in the United States in wound cleaning, or debridement, lubricating, moistening and dressing. Laboratory testing and physician clinical studies further suggest that our 510(k) Microcyn products are effective against a wide range of bacteria that causes infection in a variety of acute and chronic wounds. In addition, because of its mechanism of action, we believe Microcyn does not target specific strains of bacteria, the practice of which has been shown to promote the development of resistant bacteria. In physician clinical studies, our 510(k)-cleared Microcyn  has been used in conjunction with other wound care therapeutic products. Data from these studies suggest that patients generally experienced less pain, improved mobility and physical activity levels and better quality of life.

•
Non-irritating.   Our 510(k) product labels states that our 510(k) product, which is based on Microcyn, is non-irritating and non-sensitizing to the skin and eyes. Throughout all our clinical trials and physician clinical studies to date and since our first commercial sale of Microdacyn60 in Mexico in 2004, we have received no reports of serious adverse events related to the use of Microcyn products when used according to label instructions.

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
Klebsiella pneumoniae
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

Region	Approval or Clearance Type	Year of Approval or Clearance	Summary Indication

United States	510(k)	2005	Moistening and lubricating absorbent wound dressings for traumatic wounds.

	510(k)	2005	Moistening and debriding acute and chronic dermal lesions.

	510(k)	2006	Moistening absorbent wound dressings and cleaning minor cuts.

	510(k)	2009	Management of exuding wounds such as leg ulcers, pressure ulcers, diabetic ulcers and for the management of mechanically or surgically debridement of wounds.

	510(k)	2009	Debridement of wounds, such as stage I-IV pressure ulcers, diabetic foot ulcers, post surgical wounds, first and second burns, grafted and donor sites.

	510(k)	2010	Management of dermal irritation, sores, injuries and ulcers of dermal tissue including itch and pain relief

	510(k)	2011	Management and relief of the burning, itching and pain experienced with various types of dermatoses, including atopic dermatitis and radiation dermatitis.

European Union	CE Mark	2004	Debriding, irrigating and moistening acute and chronic wounds in comprehensive wound treatment by reducing microbial load and creating moist environment.

Mexico	Product Registration	2003	Antiseptic disinfection solution for high level disinfection of medical instruments, and/or equipment and clean-rooms, areas of medical instruments, equipment and clean room areas.

	Product Registration	2004	Antiseptic treatment of wounds and infected areas.

Canada	Class II-Medical Device (Inactive)	2004	Moistening, irrigating, cleansing and debriding acute and chronic dermal lesions, diabetic ulcers and post-surgical wounds.

India(1)	Drug License	2006	Cleaning and debriding in wound management.

China	Medical Device	2008	Reduces the propagation of microbes in wounds and creates a moist environment for wound healing.

Notes

(1)	Drug license held by Indian distributor as required by Indian law.

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

Physician Clinical Studies

In addition to the Phase II trial mentioned above, several physicians and scientists have completed more than 40 clinical and scientific studies of Microcyn generating data suggesting that the technology is non-irritating to healthy tissue, reduces microbial load, accelerates wound healing, reduces pain, shortens treatment time and may have the potential to reduce costs to healthcare providers and patients. We have sponsored many of the physicians performing these studies by supplying Microcyn-based products, unrestricted research grants, paying expenses or providing honoraria. In some cases, the physicians who performed these studies also hold equity in our Company. The studies were performed in the United States, Europe, India, Pakistan, China and Mexico, and used various endpoints, methods and controls (for example, saline, antiseptics and antibiotics). These studies were not intended to be rigorously designed or controlled clinical trials and, as such, did not have all of the controls required for clinical trials used to support a new drug application submission to the FDA in that they did not necessarily include blinding, randomization, predefined clinical endpoints, use of placebo and active control groups or U.S. good clinical practice requirements.

In many cases the physicians who led these studies have published articles on their studies and results. The following table lists publications and presentations at peer-reviewed meetings from physicians who have completed studies on the use of Microcyn Technology for wound care and wound irrigation.

Physician	Country	Number of Patients	Publication

David E. Allie, M.D.(1)	U.S.	40	Allie D. Super-Oxidized Dermacyn in Lower-Extremity Wounds. Wounds, 2006, 18 (Suppl), 3-6.

Tom Wolvos, M.D.(2)	U.S.	26	Wolvos TA. Advanced Wound Care with Stable, Super-Oxidized Water. A look at how combination therapy can optimize wound healing. Wounds , 2006, 18 (Suppl), 11-13.

Cheryl Bongiovanni, Ph.D.(3)	U.S.	8	Bongiovanni CM. Superoxidized Water Improves Wound Care Outcomes in Diabetic Patients. Diabetic Microvascular Complications Today , 2006, May-Jun: 11-14.

		3	Bongiovanni CM. Nonsurgical Management of Chronic Wounds in Patients with Diabetes. Journal of Vascular Ultrasound , 2006, 30: 215-218.

Luca Dalla Paola, M.D.(4)	Italy	218
Dalla Paola L, Brocco E, Senesi, A, Merico M, De Vido D, Assaloni R, DaRos R. Super-Oxidized Solution (SOS) Therapy for Infected Diabetic Foot Ulcers. Wounds, 2006, vol. 18: 262-270
Dalla Paola, L. Treating diabetic foot ulcers with super-oxidized water. Wounds , 2006, 18 (Suppl), 14-16

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
Martínez-De Jesús FR, Ramos-De la Medina A, Remes-Troche JM, Armstrong DG, Wu SC, Lázaro Martínez JL, Beneit-Montesinos JV. Efficacy and safety of neutral pH superoxidised solution in severe diabetic foot infections. Int Wound J . 2007, 4:353-362.

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

Christopher Gauland, DPM(3)	U.S.	5	Gauland C., Sickle Cell Disease, Symposium on Advanced Wound Care and Wound Healing Society, San Diego, CA, April 24-28, 2008.

Hadi, SF	Pakistan	100	Hadi SF, Khaliq T, Bilal N, Sikandar I, Saaiq M, Zubair M, Aurangzeb S. Treating infected diabetic wounds with superoxidized water as anti-septic agent J Coll Physicians Surg Pak. 2007, 17:740-743.

Chittoria RV	India	20	Chittoria RK, Yootla M, Sampatrao LM, Raman SV. The role of super oxidized solution in the management of diabetic foot ulcer: our experience Nepal Med Coll J. 2007, 9:125-128.

Anand A	India	50	Anand, AR Comparative Efficacy and Tolerability of Oxum against Povidone Iodine Topical Application in the Post-caesarean Section Wound Management Indian Medical Gazette December 2007, 498-505.

Dharap SB	India	30	Dharap SB, Ghag GS, Kulkarni KP, Venkatesh V. Efficacy and safety of Oxum in the treatment of the venous ulcer. J Indian Med Assoc 2008, 106:326-330.

Dhusia H	India	41	Dhusia H, Comparative Efficacy and Tolerability of Microcyn Superoxidized Solution (Oxum) against Povidone Iodine Application in Orodental Infections. Indian Medical Gazette February 2008, 68-75.

Khairulasri MG	Malaysia	178
Khairulasri MG, Ramzisham ARM, Ooi JSM, Zamrin DM. Dermacyn irrigation in reducing sternotomy wound infection following coronary artery bypass graft surgery 11th Scientific Conference. Kota Bharu, Malaysia 2008.

Christopher J. Gauland DPM (3)	U.S.	16	Comparison of Microcyn and Amerigel in the Podiatric Clinical Setting

Andres Tirado-Sanchez & RosaMaria Ponce-Olivera	Mexico	89
Efficacy and tolerance of superoxidized solution in the treatment of mild to moderate inflammatory acne. A double-blinded, placebo-controlled, parallel-group, randomized, clinical trial. Journal of Dermatological Treatment. 2009; 20:289–292

Notes

(1)
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

In addition to the above articles and publications, several additional papers on the basic science of the technology have been published or have been submitted for peer review and publication, including:

Researchers	Country	Publication
Landa-Solis, González-Espinosa D., Guzman B, Snyder M, Reyes-Terán G., Torres K, and Gutiérrez AA(1)	Mexico	Microcyn™ a novel super-oxidized water with neutral pH and disinfectant activity. J Hosp Infect (UK) 2005, 61: 291-299.

Gutiérrez, AA(1)	U.S.	The science behind stable, super-oxidized water. Exploring the various applications of super-oxidized solutions. Wounds, 2006, 18 (Suppl), 7-10.

Dalla Paola L,Faglia E(2)	Italy	Treatment of diabetic foot ulcer: an overview. Strategies for clinical approach. Current Diabetes Reviews, 2006, 2, 431-447 431.

González-Espinosa D, Pérez-Romano L, Guzman Soriano B, Arias E, Bongiovanni, CM, Gutiérrez AA(1),(3)	Mexico, U.S.	Effects of neutral super-oxidized water on human dermal fibroblasts in vitro. International Wound Journal , 2007, 4: 241-250.

Medina-Tamayo J, Balleza-Tapia H, López, X, Cid, ME, González-Espinosa, D, Gutiérrez AA, González-Espinosa C(1)	Mexico, U.S.	Super-oxidized water inhibits IgE-antigen- induced degranulation and cytokine release in mast cells. International Immunopharmacology 2007. 2007, 7:1013-1024.

Le Duc Q	UK	Le Duc Q, Breetveld M, Middelkoop E, Scheper RJ, Ulrich MMW, Gibbs S. A cytotoxic analysis of antiseptic medication on skin substitutes and autograft. Br J Dermatology . 2007, 157:33-40.

McCurdy B	U.S.	McCurdy B. Emerging Innovations in Treatment . Podiatry Today 2006, 19: 40-48.

Zahumensky E	Czech Republic	Infections and diabetic foot syndrome in field practice. Vnitr Lek. 2006;52:411-416.

Rose R., Setlow B., Monroe A., Mallozzi M., Driks A., Setlow P.(5)	U.S.	Comparison of the properties of Bacillus subtilis spores made in liquid or on agar plates. Submitted 2008.

Paul M., Setlow B. and Setlow P.(5)	U.S.	The killing of spores of Bacillus subtilis by Microcyn(TM), a stable superoxided water. Submitted 2008.

Thatcher E(4), AA Gutierrez(1)	U.S.	The Anti-Bacterial Efficacy of a New Super-Oxidized Solution. 47(th) ICAAC Meeting. Chicago, IL. USA. Sept 17-20, 2007.

Michael Taketa-Graham(5), Gutierrez AA(1), Thatcher E(4)	U.S.	The Anti-Viral Efficacy of a New Super-Oxidized Solution.. 47th ICAAC Meeting. Poster L-1144. Chicago, IL. USA. Sept 17-20, 2007.

Dardine J, Martinez C, Thatcher E(4)	U.S.	Activity of a pH Neutral Super-Oxidized Solution Against Bacteria Selected for Sodium Hypochlorite Resistance. 47th ICAAC Meeting. Poster L-1144. Chicago, IL. USA. Sept 17-20, 2007.

Sauer K, Vazquez G, Thatcher E, Northey R & Gutierrez AA(1),(4),(5)	U.S.	Neutral super-oxidized solution is effective in killing P. aeruginosa biofilms. Biofouling, Vol 25, No. 1, January 2009, 45-54.

Notes

(1)	Dr. Gutierrez was our Director of Medical Affairs and conducted the study during his employment at our Company.

(2)	Dr. Dalla Paola was a member of our Medical and Business Advisory Board, which we dissolved in April 2007, and received expense payments and Microcyn to complete the study.

(3)	Indicates that investigator received Microcyn to complete the study.

(4)	Dr. Thatcher is a full-time consultant to us, is a stockholder, previously served on our board of directors, and received Microcyn to complete the study.

(5)	Dr. Northey is our Director of Research and Development and conducted the study during his employment at our Company.

Sales and Marketing

In the quarter ending December 31, 2008, our initial sales were in the podiatry market in the United States. In the second quarter of 2009, we expanded our sales effort to include wound care centers, hospitals, nursing homes, urgent care clinics and home healthcare, utilizing a contract sales organization. We continue to seek opportunities to expand the applicability of our products. Our products are purchased by, among others, hospitals, physicians, nurses, and other healthcare practitioners who are the primary caregivers to patients being treated for acute or chronic wounds or undergoing surgical procedures as well as to dermatologists for treatment of various skin afflictions.

We currently make Microcyn Technology-based human wound care products available, both as prescription and over-the-counter products, under our seven 510(k) clearances in the United States, primarily through a partnership with a combination of Advocos, a specialty U.S. contract sales organization, and with such partners as Amneal Enterprises and PreCision Dermatology, mentioned in greater detail below. Specifically, we have announced the commercialization of a Microcyn hydrogel for wound care sold through a combination of contract and commissioned sales forces, and the commercialization of a Microcyn hydrogel for dermatology through partnerships with Quinnova Pharmaceuticals and PreCision Dermatology. Our partner, Union Springs Pharmaceuticals, a subsidiary of the Drug Enhancement Company of America, has marketed MyClyns, an over-the-counter “first responder” pen application, with Microcyn as a component in the United States since January 2008.

Additionally, through our partner Innovacyn, we currently make available Microcyn Technology-based animal healthcare products branded as Vetericyn in the U.S. and Europe. We plan to introduce these products into Canada and have received approval from Health Canada to begin marketing our products in their country, and in the future, to expand to Asia.

We intend to pursue additional regulatory approvals in Europe, China, India and Mexico for our products and plan to initiate commercialization upon obtaining these approvals.

Animal Healthcare
On January 26, 2009, we announced a strategic revenue-sharing partnership with Vetericyn, Inc, now named Innovacyn, Inc.  The agreement was amended on February 24, 2009, July 24, 2009, June 1, 2010 and September 1, 2010.  At the time of each of the 2009 transactions, Vetericyn was wholly-owned by Robert Burlingame, who was also a director of our Company.  Pursuant to this agreement, we granted Innovacyn exclusive rights to market the Microcyn Technology in the North American animal healthcare market. As part of this agreement, we will not incur marketing or sales expenses, but will share in all revenues. On May 13, 2010, Innovacyn received confirmation from Health Canada that it has approval to market these veterinary products in the Canadian market as well.

On September 15, 2009, we entered a commercial agreement with V&M Industries, Inc., a California corporation, to market and sell Microcyn over-the-counter liquid and gel products for animal healthcare.  At the time of the 2009 transaction, V&M Industries, Inc. was wholly-owned by Robert Burlingame, who was also a director of our Company at the time of the transaction.  V&M Industries, Inc. subsequently changed its name to Innovacyn, Inc.  On June 1, 2010 and September 1, 2010, we entered into amendments to this agreement. Once certain milestones are met by Innovacyn, Inc., but no later than July 1, 2011, we will share profits generated by Innovacyn, Inc.

Dental
Our prescription dental partner, OroScience, Inc. has the exclusive right to sell prescription dental products in the United States and Europe subject to certain annual minimum payments and has filed applications for two 510(k) clearances to market Microcyn-based products for use as an oral rinse in liquid form and for oral mucositis in a gel form.

Dermatology
On November 8, 2010, we announced a definitive agreement with Onset Therapeutics, now called PreCision Dermatology, Inc. Under this agreement, PreCision Dermatology is combining the currently approved Microcyn hydrogel with their new skin barrier product into an prescription convenience kit, targeting sales to patients with atopic dermatitis and related conditions.  PreCision Dermatology has about 35 salespeople along with a complete line of dermatology products sold throughout the U.S and launched the kit in the first quarter of 2011.

On February 14, 2011, we announced that we formed a broad multi-year collaboration with Amneal Enterprises to realize the development and commercial potential of Microcyn Technology.  Amneal Enterprises is an affiliation of independent pharmaceutical marketing, discovery and development companies.  As a part of this collaboration, Quinnova Pharmaceuticals, Inc. (“Quinnova”) an Amneal alliance member, has licensed, with a $500,000 prepayment and ongoing double-digit royalties, the U.S. and Canadian rights to the Microcyn-based dermatology atopic dermatitis hydrogel that received FDA clearance. Future prescription dermatology products can also be licensed for undisclosed upfront payments.  In addition, Quinnova will co-promote the current prescription Microcyn-based wound care products to podiatry professionals in the United States and Canada. Quinnova has a sales force of over 35 people, selling to dermatologists and podiatrists with a complete line of dermatology products.

Additionally, we sold the option to exclusively sell and distribute a prescription pharmaceutical product developed with Microcyn technology and designed for the treatment of acne to AmDerma Pharmaceuticals, LLC, an Amneal alliance member. We received a non-refundable initial payment of $500,000 and the option will expire June 30, 2011.  If this option is exercised, a separate license and supply agreement will be executed for the proposed acne drug, outlining AmDerma’s U.S. and European rights to the product. We will retain rights to the “rest of world,” including undisclosed upfront, milestone and royalty payments.

Marketing Abroad
We currently rely on exclusive agreements with country-specific distributors for the sale of Microcyn-based products in Europe, in Italy, the Netherlands, Germany, Czech Republic, Sweden, Finland and Denmark.

In Mexico, we market our products through our established distribution network and direct sales organization. We have a dedicated contract sales force, including salespeople, nurses and clinical support staff, responsible for selling Microcyn to private and public hospitals and to retail pharmacies.  Our sales force is focused on the wound care and dermatology markets.  We have also launched a dermatology product, designed to treat acne.

In India, we entered into an exclusive agreement with Alkem Laboratories, a large pharmaceutical company in India, for the sale of Microcyn-based products in India and Nepal.

On January 28, 2011, we entered into an agreement with Tianjin Ascent Import and Export Company, Ltd., a distributor in China, to sell certain of our products into the People’s Republic of China. Pursuant to the agreement, we received a $350,000 non-refundable upfront payment from the distributor in return for exclusivity to sell these products for the first contract year. In order to maintain exclusivity in subsequent years, the distributor will need to meet minimum purchase requirements each contract year. The initial term of the contract is for five years and cancellable if certain conditions are not met.

Throughout the rest of the world, we intend to use strategic partners and distributors who have a significant sales, marketing and distribution presence in their respective countries. We have established partners and distribution channels for our wound care products in Bangladesh, Pakistan, Singapore, United Arab Emirates and Saudi Arabia.

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

We manufacture our products at our facilities in Petaluma, California and Zapopan, Mexico.  Additionally, in Rialto, California, Innovacyn manufactures Microcyn Technology products that support the animal health care market. We have developed an automated manufacturing process and conduct quality assurance testing on each production batch in accordance with current U.S. Current Good Manufacturing Practice. Our facilities are required to meet and maintain regulatory standards applicable to the manufacture of pharmaceutical and medical device products. Our United States facilities are certified and comply with U.S. Current Good Manufacturing Practice medical device Quality Systems Regulation, and International Organization for Standardization, or ISO, guidelines. Our Mexico facility has been approved by the Ministry of Health and is also ISO certified.

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

As of May 9, 2011, we own two issued U.S. patents, one issued and one allowed European patent, one allowed Canadian patent, one issued Japanese patent, 14 pending U.S. patent applications and 79 foreign pending patent applications generally relating to electrolyzed water. These applications include four international Patent Cooperation Treaty applications for which the time to file counterpart national phase applications has not yet expired. Our portfolio of issued and pending applications can be divided into two groups. The first group includes two issued U.S. patents, one issued and one allowed European patent, one allowed, Canadian patent, one issued Japanese patent, two pending U.S. patent applications, and three foreign patent applications that relate to early generation electrolyzed water product, methods of using electrolyzed water, and aspects of the method and apparatus for manufacturing electrolyzed water. The second group includes 12 pending U.S. patent applications (including provisional U.S. patent applications) and 76 foreign patent applications (including international Patent Cooperation Treaty applications) that relate to Microcyn, the method and apparatus for manufacturing Microcyn, and its uses.  In addition to our own patents and applications, we have licensed technology developed in Japan relating to an electrolyzed water solution, methods of manufacture and electrolytic cell designs.  This license includes eight issued Japanese patents.

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

We have also filed for trademark protection for marks used with our Microcyn products in each of the United States, Europe, Canada, certain countries in Central and South America, including Mexico and Brazil, and certain countries in Asia, including Japan, China, the Republic of Korea, India and Australia. In addition to patents and trademarks, we rely on trade secret and other intellectual property laws, nondisclosure agreements and other measures to protect our intellectual property rights. We believe that in order to have a competitive advantage, we must develop and maintain the proprietary aspects of our technologies. We require our employees, consultants and advisors to execute confidentiality agreements in connection with their employment, consulting or advisory relationship with us. We also require our employees, consultants and advisors with whom we expect to work on our products to agree to disclose and assign to us all inventions made in the course of our working relationship with them, while using our property or which relate to our business. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to wrongfully obtain or use information that we regard as proprietary.

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

Our products compete with a variety of products used for wound cleaning, debriding and moistening, including sterile saline, and chlorhexadine-based products, and they also compete with a large number of prescription and over-the-counter products for the prevention and treatment of infections, including topical anti-infectives, such as Betadine, silver sulfadiazine, hydrogen peroxide, Dakin’s solution and hypochlorous acid, and topical antibiotics, such as Neosporin, Mupirocin and Bacitracin. Currently, no single anti-infective product dominates the chronic or acute wound markets because many of the products have serious limitations or tend to inhibit the wound healing process.

Our products can replace the use of saline for debriding and moistening a dressing as well as for use as a complementary product with many advanced wound care technologies, such as the VAC Therapy System from Kinetic Concepts Inc., skin substitute products from Smith & Nephew, Advanced BioHealing, Integra Life Sciences, Life Cell, Organogenesis and Ortec International, and ultrasound from Celleration. We believe that Microcyn Technology can enhance the effectiveness of many of these advanced wound care technologies. Because Microcyn is competitive with some of the large wound care companies’ products and complementary to others, we may compete with such companies in some product lines and complement such companies in other product lines.

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

Medical Device Regulation

Microcyn has received seven 510(k) clearances for use as a medical device in wound care management (cleaning, debridement, lubricating, moistening and dressing) including for acute and chronic wounds as well as in dermatology applications. Any future product candidates or new applications using Microcyn that are classified as medical devices will need clearance by the FDA.

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

If the FDA finds that a manufacturer has failed to comply with FDA laws and regulations or that a medical device is ineffective or poses an unreasonable health risk, it can institute or seek a wide variety of enforcement actions and remedies, ranging from a public warning letter to more severe actions such as:

•	fines, injunctions and civil penalties;

•	recall or seizure of products;

•	operating restrictions, partial suspension or total shutdown of production;

•	refusing requests for 510(k) clearance or pre-market approval of new products;

•	withdrawing 510(k) clearance or pre-market approval approvals already granted; and

•	criminal prosecution.

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

False Claims Laws.   The federal False Claims Act prohibits knowingly filing a false claim, knowingly causing the filing of a false claim, or knowingly using false statements to obtain payment from the federal government. Under the False Claims Act, such suits are known as “qui tam” actions. Individuals may file suit on behalf of the government and share in any amounts received by the government pursuant to a settlement. In addition, certain states have enacted laws modeled after the federal False Claims Act under the Deficit Reduction Act of 2005, where the federal government created financial incentives for states to enact false claims laws consistent with the federal False Claims Act. As more states enact such laws, we expect the number of qui tam lawsuits to increase. Qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies to have to defend a false claims action, pay fines or be excluded from Medicare, Medicaid or other federal or state government healthcare programs as a result of investigations arising out of such actions.

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

Mexican Regulation

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

Research and Development

Research and development expense consists primarily of personnel expenses, clinical and regulatory services and supplies. For the years ended March 31, 2011 and 2010, research and development expense amounted to $2,046,000 and $1,996,000, respectively. None of this expense was borne by our customers.

Our Employees

As of May 26, 2011, we had 31 full-time employees and 1 part-time employee. We are not a party to any collective bargaining agreements. We believe our relations with our employees are good.

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

We incurred net losses of $7,948,000 and $8,232,000 for the years ended March 31, 2011 and 2010, respectively. At March 31, 2011, our accumulated deficit amounted to $124,985,000. During the year ended March 31, 2011, net cash used in operating activities amounted to $4,429,000. At March 31, 2011, our working capital amounted to $3,394,000. We expect to continue incurring losses for the foreseeable future and may raise additional capital to pursue product development initiatives and penetrate markets for the sale of our products. We believe that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means. If the economic climate in the U.S. does not improve or deteriorates, our ability to raise additional capital could be negatively impacted. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. These measures could cause significant delays in our efforts to commercialize our products in the U.S., which is critical to the realization of our business plan and to future operations.

Declining general economic or business conditions may have a negative impact on our business.

Concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased volatility and diminished expectations for the global economy and expectations of slower global economic growth going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated a global economic slowdown. If the economic climate in the U.S. does not improve or deteriorates, our business, including our patient population, our suppliers and our third-party payors, could be negatively affected, resulting in a negative impact on our business.

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

We have obtained seven 510(k) clearances in the United States that permit us to sell Microcyn-based products as medical devices. Before we are permitted to sell Microcyn as a drug in the United States, we must, among other things, successfully complete additional preclinical studies and well-controlled clinical trials, submit a new drug application to the FDA and obtain FDA approval.

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

Clinical trials can be long and expensive, and the outcome of clinical trials is uncertain and subject to delays. It may take several years to complete clinical trials, if at all, and a product candidate may fail at any stage of the clinical trial process. The length of time required varies substantially according to the type, complexity, novelty and intended use of the product candidate. Interim results of a preclinical study or clinical trial do not necessarily predict final results, and acceptable results in preclinical studies or early clinical trials may not be repeatable in later subsequent clinical trials. The commencement or completion of any of our clinical trials may be delayed or halted for a variety of reasons, including the following:

•	insufficient funds to continue our clinical trials;

•	changes in the FDA requirements for approval, including requirements for testing efficacy and safety;

•	the FDA or other regulatory authority approval of a clinical trial protocol;

•	patients do not enrolling in clinical trials at the rate we expect;

•	delays in reaching agreement on acceptable clinical trial agreement terms with prospective sites;

•	delays in obtaining institutional review board approval to conduct a study at a prospective site;

•
third party clinical investigators not performing our clinical trials on our anticipated schedule or performance is not consistent with the clinical trial protocol and good clinical practices, or the third party organizations do not performing data collection and analysis in a timely or accurate manner; and

•	changes in governmental regulations or administrative actions.

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

On occasion, we may receive notices of claims of infringement, misappropriation or misuse of other parties’ proprietary rights. We may have disputes regarding intellectual property rights with the parties that have licensed those rights to us. We may also initiate claims to defend our intellectual property. Intellectual property litigation, regardless of its outcome, is expensive and time-consuming, could divert management’s attention from our business and could have a material negative effect on our business, operating results or financial condition. In addition, the outcome of such litigation may be unpredictable. If there is a successful claim of infringement against us, we may be required to pay substantial damages (including treble damages if we were to be found to have willfully infringed a third party’s patent) to the party claiming infringement, develop non-infringing technology, stop selling our products or using technology that contains the allegedly infringing intellectual property or enter into royalty or license agreements that may not be available on acceptable or commercially practical terms, if at all. Our failure to develop non-infringing technologies or license the proprietary rights on a timely basis could harm our business. In addition, modifying our products to exclude infringing technologies could require us to seek re-approval or clearance from various regulatory bodies for our products, which would be costly and time consuming. Also, we may be unaware of pending patent applications that relate to our technology. Parties making infringement claims on future issued patents may be able to obtain an injunction that would prevent us from selling our products or using technology that contains the allegedly infringing intellectual property, which could harm our business.

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

Some of our distribution agreements contain commitments to indemnify our distributors against liability arising from infringement of third party intellectual property such as patents. We may be required to indemnify our customers for claims made against them or contribute to license fees they are required to pay. If we are forced to indemnify for claims or to pay license fees, our business and financial condition could be substantially harmed.

A significant part of our business is conducted outside of the United States, exposing us to additional risks that may not exist in the United States, which in turn could cause our business and operating results to suffer.

We have international operations in Mexico and Europe. During the years ended March 31, 2011 and 2010, approximately 62% and 69% of our total revenues were generated from sales outside of the United States. Our business is highly regulated for the use, marketing and manufacturing of our Microcyn-based products both domestically and internationally. Our international operations are subject to risks, including:

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

A substantial portion of our revenues are derived from outside the United States; primarily from Mexico. We anticipate that revenues from international customers will continue to represent a substantial portion of our revenues for the foreseeable future. Because we generate revenues in foreign currencies, we are subject to the effects of exchange rate fluctuations. The functional currency of our Mexican subsidiary is the Mexican Peso and the functional currency of our Netherlands subsidiary is the Euro. For the preparation of our consolidated financial statements, the financial results of our foreign subsidiaries are translated into U.S. dollars on average exchange rates during the applicable period. If the U.S. dollar appreciates against the Mexican Peso or the Euro, as applicable, the revenues we recognize from sales by our subsidiaries will be adversely impacted. Foreign exchange gains or losses as a result of exchange rate fluctuations in any given period could harm our operating results and negatively impact our revenues. Additionally, if the effective price of our products were to increase as a result of fluctuations in foreign currency exchange rates, demand for our products could decline and adversely affect our results of operations and financial condition.

We rely on a number of key customers who may not consistently purchase our products in the future and if we lose any one of these customers, our revenues may decline.

Although we have a significant number of customers in each of the geographic markets that we operate in, we rely on certain key customers for a significant portion of our sales.  During the year ended March 31, 2011, one customer represented 17%, one customer represented 5%, and one customer represented 4% of our sales.  During the year ended March 31, 2010, one customer represented 9% and two customers each represented 7% of our sales.  In the future, a small number of customers may continue to represent a significant portion of our total revenues in any given period. These customers may not consistently purchase our products at a particular rate over any subsequent period. A loss of any of these customers could adversely affect our revenues.

Negative economic conditions increase the risk that we could suffer unrecoverable losses on our customers’ accounts receivable which would adversely affect our financial results.

We grant credit to our business customers, which are primarily located in Mexico, Europe and the United States. Collateral is generally not required for trade receivables.  We maintain allowances for potential credit losses. At March 31, 2011, one customer represented 11%, one customer represented 9%, and one customer represented 7% of our net accounts receivable balance. At March 31, 2010, one customer represented 24% and two customers each represented 9% of our net accounts receivable balance.  While we believe we have a varied customer base and have experienced strong collections in the past, if current economic conditions disproportionately impact any one of our key customers, including reductions in their purchasing commitments to us or their ability to pay their obligations, it could have a material adverse effect on our revenues and liquidity. We have not purchased insurance on our accounts receivable balances.

The loss of key members of our senior management team, one of our directors or our inability to retain highly skilled scientists, technicians and salespeople could adversely affect our business.

Our success depends largely on the skills, experience and performance of key members of our executive management team, including Hojabr Alimi, our Chief Executive Officer, and Robert Northey, our Director of Research and Development. The efforts of these people will be critical to us as we continue to develop our products and attempt to commercialize products in the wound and skin care markets. If we were to lose one or more of these individuals, we may experience difficulties in competing effectively, developing our technologies and implementing our business strategies.

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

An important element of our business strategy will be to enter into collaborative or license arrangements under which we license our Microcyn Technology to other parties for development and commercialization. We expect to seek collaborators for our drug candidates and for a number of our potential products because of the expense, effort and expertise required to conduct additional clinical trials and further develop those potential product candidates. Because collaboration arrangements are complex to negotiate, we may not be successful in our attempts to establish these arrangements. If we need third party assistance in identifying and negotiating one or more acceptable arrangements, it might be costly. Also, we may not have products that are desirable to other parties, or we may be unwilling to license a potential product because the party interested in it is a competitor. The terms of any arrangements that we establish may not be favorable to us. Alternatively, potential collaborators may decide against entering into an agreement with us because of our financial, regulatory or intellectual property position or for scientific, commercial or other reasons. If we are not able to establish collaborative agreements, we may not be able to develop and commercialize new products, which would adversely affect our business and our revenues.

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

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the Securities and Exchange Commission. Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, requires our management to perform an annual assessment of our internal control over financial reporting. Compliance with Section 404 and other requirements of doing business as a public company have and will continue to increase our costs and require additional management resources to implement an ongoing program to perform system and process evaluation and testing of our internal controls. In the past, we entered into transactions that resulted in accounting consequences that we did not identify at the time of the transactions. As a result, our prior independent auditors informed us that we did not have the appropriate financial management and reporting structure in place to meet the demands of a public company and that our accounting and financial personnel lacked the appropriate level of accounting knowledge, experience and training. In calendar year 2006, our current independent auditors recommended certain changes which, in addition to other changes in our financial reporting and management structure, have been implemented at additional cost. We have upgraded our accounting systems, procedures and controls and will need to continue to implement additional finance and accounting systems, procedures and controls as we grow our business and organization, enter into complex business transactions and take actions designed to satisfy reporting requirements. Our management has concluded that our internal controls were adequate to meet the required Section 404 assessment. If we are unable to complete the required Section 404 assessment as to adequacy of our internal control over financial reporting in future Form 10-K filings, our ability to obtain additional financing could be impaired. In addition, investors could lose confidence in the reliability of our internal control over financial reporting and in the accuracy of our periodic reports filed under the Securities Exchange Act of 1934. A lack of investor confidence in the reliability and accuracy of our public reporting could cause our stock price to decline.

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

ITEM 2.   Properties

We currently lease 13,840 square feet of office, research and manufacturing space in Petaluma, California, which serves as our principal executive offices. The lease was set to expire on September 30, 2011. On May 31, 2011, we entered into Amendment No. 6 to our property lease agreement, extending the lease expiration to September 30, 2014.

We currently lease approximately 12,000 square feet of office and manufacturing space and approximately 5,000 square feet of warehouse space in Zapopan, Mexico, under leases that are set to expire on April 30, 2013 and June 14, 2011, respectively.

We currently rent approximately 800 square feet of sales office space in Herten, the Netherlands.  The office space is rented on a month to month basis requiring a sixty day notice for cancellation.

As we expand, we may need to establish manufacturing facilities in other countries.

We believe that our properties will be adequate to meet our needs through March 31, 2012.

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

ITEM 4.   (Removed and Reserved)

PART II

ITEM 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Capital Market under the symbol “OCLS” and has been trading since our initial public offering on January 25, 2007. The following table sets forth the range of high and low sales prices for our common stock, based on the last daily sale, in each of the quarters since our stock began trading:

	Year Ended March 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Stock price-high	$2.38	$2.03	$1.89	$2.25
Stock price-low	$1.82	$1.43	$1.44	$1.74

	Year Ended March 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Stock price-high	$4.91	$3.45	$2.33	$2.69
Stock price-low	$1.01	$3.02	$1.39	$1.75

Holders

As of May 27, 2011, we had approximately 583 holders of record of our common stock. Holders of record include nominees who may hold shares on behalf of multiple owners.

Dividends

We have never declared or paid any cash dividends on our capital stock, and we do not currently intend to pay any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On March 24, 2011, we issued 23,316 shares of common stock to Windsor Corporation, as compensation for financial advisory services in connection with an agreement between us and Windsor Corporation.

With respect to the issuance of our common stock described above, we relied on the Section 4(2) exemption from securities registration under the federal securities laws for transactions not involving any public offering. No advertising or general solicitation was employed in offering the shares. The shares were issued to an accredited investor.

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

Inventory

Inventories are stated at the lower of cost, cost being determined on a standard cost basis (which approximates actual cost on a first-in, first-out basis), or market.  Due to changing market conditions, estimated future requirements, age of the inventories on hand and production of new products, we regularly review inventory quantities on hand and records a provision to write down excess and obsolete inventory to its estimated net realizable value.

Income Taxes

We are required to determine the aggregate amount of income tax expense or loss based upon tax statutes in jurisdictions in which we conduct business. In making these estimates, we adjust our results determined in accordance with generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities resulting from these differences are reflected on our balance sheet for temporary differences in loss and credit carryforwards that will reverse in subsequent years. We also establish a valuation allowance against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. Valuation allowances are based, in part, on predictions that management must make as to our results in future periods. The outcome of events could differ over time which would require that we make changes in our valuation allowance.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. These estimates and assumptions include reserves and write-downs related to receivables and inventories, the recoverability of long-lived assets, deferred taxes and related valuation allowances, and valuation of equity and derivative instruments and debt discounts.

Recent Accounting Pronouncements

In March 2010, the FASB issued ASU No. 2010-17, “Revenue Recognition— Milestone Method (Topic 605): Milestone Method of Revenue Recognition.” This standard  provides that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved. Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement. To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement. No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement. The new standard is effective for interim and annual periods beginning on or after June 15, 2010. The adoption of this standard did not have any impact on our consolidated financial position and results of operations.

Other accounting standards that have been issued or proposed by the FASB, the EITF, the SEC and or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

Comparison of Fiscal Years Ended March 31, 2011 and 2010

Revenues

Total revenues were $9,754,000 during the year ended March 31, 2011 compared to $7,364,000 in the prior year period. Product revenues increased $2,528,000, or 40%, with increases in the U.S., Mexico, Europe, Middle East and China.

Product revenue in the United States increased $1,588,000, or 133% from the prior year period. Most of the growth in our U.S. revenues resulted from a $1,291,000 increase in animal wound care which was primarily related to television advertising and sales initiatives sponsored by Innovacyn, Inc. We also had  increases in human wound care.  In the United States, increases in revenues resulted from increases in the number of units sold.

Revenue in Mexico increased 11% from the prior year period.  We believe during the fiscal year ended March 31, 2010, the swine flu epidemic in Mexico resulted in $300,000 to $400,000 of higher than normal sales.  Total sales of our 120 and 240-milliliter presentation, which is primarily sold to pharmacies in Mexico, increased 9% from the prior year period.  The average prices increased while the number of units sold was up 2%.  Sales to hospitals increased 13% with a combination of both price and unit increases.

Europe and “Rest of World” revenue increased $513,000, up 42% over the prior year period, due to higher sales in Europe, Middle East and China slightly offset by a small decline in sales in India.  During the year ended March 31, 2011, we recorded product revenue of $210,000 related to China which was the result of the conversion of our exclusive relationship with China Bao Tai to a non-exclusive relationship and recognition of deferred revenue related to an upfront payment from China Bao Tai.

The following table shows our product revenues by geographic region (in thousands):

	Year Ended March 31,
	2011	2010	Increase	Increase
U.S.	$2,784	$1,196	$1,588	133%
Europe and Rest of World	1,735	1,222	513	42%
Mexico	4,307	3,880	427	11%
Total	$8,826	$6,298	$2,528	40%

Service revenue decreased $138,000 when compared to the prior year period due to a decrease in the number of tests provided by our services business.

Gross Profit

During the year ended March 31, 2011, we reported a gross profit of $5,950,000 from our Microcyn products business, or 67% of product revenues, compared to a gross profit of $3,665,000, or 58% of product revenues, in the prior year period. We experienced higher margins in U.S. and Europe and Rest of World, offset by lower gross margins in Mexico. The higher margins in the U.S. are due to improved product mix for certain U.S. sales.  Mexico’s margins were 72% during the year ended March 31, 2011, compared to 79% in the prior year period due to the high volume in the year ended March 31, 2010  caused by the swine flu epidemic and the lower margins on exported product produced by Mexico.  We expect our gross margins to improve as our unit volume increases.

Research and Development Expense

Research and development expense increased $50,000, or 3%, to $2,046,000 for the year ended March 31, 2011, compared to $1,996,000 in the prior year period. Most of the increase was attributable a the non-cash write off of research equipment and studies related to new products, partially offset by a reduction in personnel and related expenses, as we converted our research and development facility and the related people to operational manufacturing, supporting U.S. and European sales.

We expect that our research and development expense will slightly increase over the next few quarters as we incur additional expenses related to laboratory tests, clinical trials and the development and approval of new products.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $1,702,000, or 17%, to $11,600,000 during the year ended March 31, 2011, from $9,898,000 during the year ended March 31, 2010. Primarily, this increase was due to higher sales and marketing costs in Mexico and U.S., greater stock compensation costs, up by $791,000 and higher salary and bonus costs in the U.S.  Bonuses consisting of stock options and cash were recorded and paid during the first quarter of the fiscal year.  These increases were partially offset by lower sales and marketing costs in Europe.

We expect selling, general and administrative expenses to grow slightly in future periods as we incur additional expenses to expand our sales efforts in the U.S., Europe and Mexico markets.

Interest income and expense

Interest expense increased by $397,000 to $406,000 during the year ended March 31, 2011 from $9,000 during the year ended March 31, 2010. Primarily this increase was due to $247,000 of cash interest incurred and $159,000 of non-cash interest incurred during the year ended March 31, 2011. The non-cash interest is related to the $2,000,000 borrowed on May 3, 2010 and the $1,000,000 borrowed on November 17, 2010. Interest income showed no material change from the same period last year.

Other income and expense, net

Other income and expense, net increased $115,000 to net other expense of $175,000 for the year ended March 31, 2011, from net other expense of $60,000 for the same period last year. The change in other income and expense, net was primarily related to the quarterly unrealized foreign exchange gains and losses on intercompany transactions and taxes paid in Mexico.

Derivative liability

During the year ended March 31, 2011 we recorded a gain on the fair value of our derivative liability of $135,000 and as a result we recorded this amount as income. For the year ended March 31, 2010, we recorded a loss of $149,000. The change in the fair value of our derivative liability was primarily the result of the exercise of warrants and decreases in our stock price.

Net Loss

Net loss for the year ended March 31, 2011 was $7,948,000, down $284,000 from $8,232,000 for the same period in the prior year. The non-cash stock compensation charges were $2,366,000 and $1,432,000 for the year ended in March 31, 2011 and 2010, respectively.

Liquidity and Capital Resources

We incurred a net loss of $7,948,000 for the year ended March 31, 2011. At March 31, 2011, our accumulated deficit amounted to $124,985,000. We had working capital of $3,394,000 as of March 31, 2011. In the future, we may raise additional capital from external sources in order to continue the longer term efforts contemplated under our business plan. We expect to continue incurring losses for the foreseeable future and may raise additional capital to pursue our product development initiatives, penetrate markets for the sale of our products and continue as a going concern. We cannot provide any assurance that we will raise additional capital. Our management believes that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means; however, we have not secured any commitment for new financing at this time.

Sources of Liquidity

As of March 31, 2011, we had cash and cash equivalents of $4,371,000. Since our inception, substantially all of our operations have been financed through sales of equity securities. Other sources of financing that we have used to date include our revenues, as well as various loans.

Since our inception, substantially all of our operations have been financed through the sale of $114,534,000 (net proceeds) of our common and convertible preferred stock. This includes:

•	net proceeds $21,936,000 raised in our initial public offering on January 30, 2007;
•	net proceeds of $9,124,000 raised in a private placement of common shares on August 13, 2007;
•	net proceeds of $12,613,000 raised through a registered direct placement from March 31, 2008 to April 1, 2008;
•	net proceeds of $1,514,000 raised through a private placement on February 6, 2009;
•	net proceeds of $948,000 from a private placement on February 24, 2009;
•	net proceeds of $2,000,000 from a private placement on June 1, 2009;
•	net proceeds of $5,411,000 from a registered direct offering on July 30, 2009; and
•	$4,317,000 received from the exercise of common stock purchase warrants and options during the years ended March 31, 2011 and 2010.

On May 1, 2010, we entered into a Loan and Security Agreement and a Supplement to the Loan and Security Agreement with Venture Lending & Leasing V, Inc. to borrow up to an aggregate of $3,000,000 (collectively, the “Agreements”).  The Agreements provide for our borrowing a first tranche of $2 million and, upon meeting certain milestones, a second tranche of $1 million. The loan is secured by the assets of our company. On May 3, 2010, we borrowed $2 million on the first tranche. The cash interest or “streaming” rate on the loan is 10%. For the first eight payments, we make monthly interest only payments set at $16,660 through December 2010. Thereafter, we make interest and principal payments of $75,000 per month through June 1, 2013. Additionally, we will make a final balloon payment of $132,340 on June 1, 2013, resulting in an effective interest rate of 13%.

We became eligible to borrow $1 million under the second tranche and made the determination to borrow. We are making interest-only payments for 6 months following the commencement of the second tranche. Following the interest only period, the second tranche will be amortized over 30 months, with a final payment due equal to 6.617% of the original principal balance.

In connection with the Agreements, we issued a warrant to Venture Lending & Leasing V, Inc. for the purchase of 166,667 shares of our common stock.  When we became eligible to draw the second tranche of the loan, we became obliged to issue a second warrant for the purchase of an additional 83,333 shares of our common stock. The warrants may be exercised for a cash payment of $2.00 per share of common stock, subject to adjustment.  The warrants also have a cashless exercise feature.  The warrants expire on November 30, 2017.

The warrants may be put back to us for $500,000 cash initially, plus an additional $250,000 when we became eligible to draw the second tranche of the loan.  The put feature is available to the holder for 60 days after the first of the following to occur: i) a change of control of our Company, ii) the closing of at least $15 million of additional equity financing, or iii) March 31, 2014.

Cash Flows

As of March 31, 2011, we had unrestricted cash and cash equivalents of $4,371,000 compared to $6,258,000 at March 31, 2010.

Net cash used in operating activities during the year ended March 31, 2011 was $4,429,000, primarily due to the $7,948,000 net loss for the period along with increases in accounts receivables of $626,000 and increases in inventory of $245,000.  These increases were offset in part by $1,350,000 received in upfront payments from commercial partners and non-cash charges including $2,366,000 of stock-based compensation and $395,000 related to depreciation.

Net cash used in operating activities during the year ended March 31, 2010 was $6,639,000, primarily due to the $8,232,000 net loss for the period along with increases in accounts receivables and inventory, offset in part by non-cash charges, including $149,000 loss on the fair value of derivative instruments, $1,432,000 of stock-based compensation, and $433,000 of depreciation.

Net cash used in investing activities was $164,000 and $184,000 for the year ended March 31, 2011 and 2010, respectively, primarily for the purchase of equipment.

Net cash provided by financing activities was $2,684,000 for the year ended March 31, 2011.  We received net proceeds from the issuance or debt during this period of $3,000,000 offset by principal payments on debt in the amount of $410,000.  Additionally, we received proceeds of $94,000 related to the exercise of common stock options.   Net cash provided by financing activities was $11,084,000 for the year ended March 31, 2010. We received net proceeds from the sale of common stock during this period of $7,155,000.  Additionally, we received proceeds of $4,223,000 related to the exercise of common stock purchase warrants and stock options.

Contractual Obligations

As of March 31, 2011, we had contractual obligations as follows (long-term debt amounts include principal payments only) (in thousands):

	Payments Due by Period
		Less Than	1-3	After
	Total	1 Year	Years	3 Years
Long-term debt	$3,136	$1,144	$1,983	$9
Operating leases	229	221	8	—
Total	$3,365	$1,365	$1,991	$9

We currently lease 13,840 square feet of office, research and manufacturing space in Petaluma, California, which serves as our principal executive offices. The lease is set to expire on September 30, 2011.  On May 31, 2011, we entered into Amendment No. 6 to our property lease agreement, extending the lease expiration to September 30, 2014.  In connection with the lease extension, we will incur additional payments of $311,000, of which $62,000 will be paid in less than one year and $249,000 will be paid in years one to three.

Fiscal Year ended	Lease Payment
3/31/2012	62,000
3/31/2013	125,000
3/31/2014	125,000
3/31/2015	62,000
374,000

Operating Capital and Capital Expenditure Requirements

We incurred a net loss of $7,948,000 for the year ended March 31, 2011. At March 31, 2011 and 2010, our accumulated deficit amounted to $124,985,000 and $117,037,000, respectively. At March 31, 2011, our working capital amounted to $3,394,000.

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

We have audited the accompanying consolidated balance sheets of Oculus Innovative Sciences, Inc. and Subsidiaries (the “Company”) as of March 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oculus Innovative Sciences, Inc. and Subsidiaries, as of March 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

New York, NY
June 3, 2011

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,
	2011	2010
	(In thousands, except share and per share amounts)
ASSETS

Current assets:
Cash and cash equivalents	$4,371	$6,258
Accounts receivable, net	2,094	1,416
Inventory, net	733	565
Prepaid expenses and other current assets	611	811
Total current assets	7,809	9,050
Property and equipment, net	802	1,108
Other assets	53	60
Total assets	$8,664	$10,218

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$669	$981
Accrued expenses and other current liabilities	694	760
Deferred revenue	1,808	318
Current portion of long-term debt, net of debt discount of $237	907	204
Derivative liability	337	472
Total current liabilities	4,415	2,735
Deferred revenue	160	328
Long-term debt, less current portion, net of debt discount of $591	1,638	110
Put warrant liability	750	—
Total liabilities	6,963	3,173
Commitments and Contingencies
Stockholders’ Equity
Convertible preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued and outstanding at March 31, 2011 and 2010	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 26,576,302 and 26,161,428 shares issued and outstanding at March 31, 2011 and 2010, respectively	3	3
Additional paid-in capital	129,584	127,067
Accumulated other comprehensive loss	(2,901)	(2,988)
Accumulated deficit	(124,985)	(117,037)
Total stockholders’ equity	1,701	7,045
Total liabilities and stockholders’ equity	$8,664	$10,218

The accompanying footnotes are an integral part of these consolidated financial statements.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended March 31,
	2011	2010
	(In thousands, except per share amounts)
Revenues
Product	$8,826	$6,298
Service	928	1,066
Total revenues	9,754	7,364
Cost of revenues
Product	2,876	2,633
Service	737	853
Total cost of revenues	3,613	3,486
Gross profit	6,141	3,878
Operating expenses
Research and development	2,046	1,996
Selling, general and administrative	11,600	9,898
Total operating expenses	13,646	11,894
Loss from operations	(7,505)	(8,016)
Interest expense	(406)	(9)
Interest income	3	2
Gain (loss) due to change in fair value of derivative instruments	135	(149)
Other expense, net	(175)	(60)
Net loss	$(7,948)	$(8,232)
Net loss per common share: basic and diluted	$(0.30)	$(0.36)
Weighted-average number of shares used in per common share calculations:
Basic and diluted	26,374	22,993
Other comprehensive loss
Net loss	$(7,948)	$(8,232)
Foreign currency translation adjustments	87	66
Comprehensive loss	$(7,861)	$(8,166)

The accompanying footnotes are an integral part of these consolidated financial statements.

OCULUS INNOVATIVE SCIENCES, INC
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

				Accumulated
	Common Stock		Additional	Other
	($0.0001 par Value)		Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
	(In thousands, except share and per share amounts)
Balance, March 31, 2009	18,402,820	$2	$113,803	$(3,054)	$(108,482)	$2,269
Issuance of common stock in connection with June 1, 2009 closing of offering, net of commissions, expenses and other offering costs	1,709,402	—	2,000	—	—	2,000
Issuance of common stock in connection with July 30, 2009 offering, net of commissions, expenses and other offering costs	2,454,000	1	5,154	—	—	5,155
Issuance of common stock in connection with exercise of stock purchase warrants	2,193,959	—	3,975	—	—	3,975
Issuance of common stock in connection with exercise of stock options	663,592	—	248	—	—	248
Issuance of common stock for accounts payable obligations	230,602	—	455	—	—	455
Issuance of common stock for services	491,096	—	567	—	—	567
Issuance of restricted stock units from the 2006 Stock Incentive Plan	15,957	—	29	—	—	29
Employee stock-based compensation expense, net of forfeitures	—	—	836	—	—	836
Foreign currency translation adjustment	—	—	—	66	—	66
Cumulative effect adjustment to retained earnings related to derivative liabilities	—	—	—	—	(323)	(323)
Net loss	—	—	—	—	(8,232)	(8,232)
Balance, March 31, 2010	26,161,428	$3	$127,067	$(2,988)	$(117,037)	$7,045
Issuance of common stock in connection with exercise of stock options	126,120	—	94	—	—	94
Issuance of common stock for accounts payable obligations	35,000	—	57	—	—	57
Issuance of common stock for services	253,754	—	482	—	—	482
Employee stock-based compensation expense, net of forfeitures	—	—	1,884	—	—	1,884
Foreign currency translation adjustment	—	—	—	87	—	87
Net loss	—	—	—	—	(7,948)	(7,948)
Balance, March 31, 2011	26,576,302	$3	$129,584	$(2,901)	$(124,985)	$1,701

The accompanying footnotes are an integral part of these consolidated financial statements.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2011	2010
	(In thousands)
Cash flows from operating activities
Net loss	$(7,948)	$(8,232)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	395	433
Provision for doubtful accounts	17	61
Provision for obsolete inventory	98	184
Stock-based compensation	2,366	1,432
Change in fair value of derivative liability	(135)	149
Non-cash interest expense	159	—
Foreign currency transaction (gains) losses	(2)	(97)
Loss on disposal of assets	157	169
Changes in operating assets and liabilities:
Accounts receivable	(626)	(453)
Inventories	(245)	(388)
Prepaid expenses and other current assets	375	190
Accounts payable	(266)	(163)
Accrued expenses and other liabilities	1,226	76
Net cash used in operating activities	(4,429)	(6,639)
Cash flows from investing activities:
Purchases of property and equipment	(174)	(141)
Long-term deposits	10	(43)
Net cash used in investing activities	(164)	(184)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	—	7,155
Proceeds from issuance of common stock upon exercise of stock options and warrants	94	4,223
Proceeds from issuance of long-term debt	3,000	—
Principal payments on long-term debt	(410)	(288)
Payments on capital lease obligations	—	(6)
Net cash provided by financing activities	2,684	11,084
Effect of exchange rate on cash and cash equivalents	22	76
Net (decrease) increase in cash and cash equivalents	(1,887)	4,337
Cash and cash equivalents, beginning of year	6,258	1,921
Cash and cash equivalents, end of year	$4,371	$6,258
Supplemental disclosure of cash flow information:
Cash paid for interest	$247	$9
Issuance of common stock for accounts payable obligations	$57	$455
Non-cash operating and financing activities:
Insurance premiums financed	$165	$184
Non-cash investing and financing activities:
Equipment financed	$68	$157
Debt discount in connection with long-term debt	$750,000	$—

The accompanying footnotes are an integral part of these consolidated financial statement

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — The Company

Organization

Oculus Innovative Sciences, Inc. (the “Company”) was incorporated under the laws of the State of California in April 1999 and was reincorporated under the laws of the State of Delaware in December 2006. The Company’s principal office is located in Petaluma, California.  The Company develops, manufactures and markets a family of tissue care products to treat infections and, through a separate mechanism of action, enhance healing while reducing the need for antibiotics.  The Company’s platform technology, called Microcyn ® , is a proprietary solution of electrically charged oxychlorine small molecules designed to treat a wide range of organisms that cause disease (pathogens).

NOTE 2 — Liquidity and Financial Condition

The Company incurred a net loss of $7,948,000 for the year ended March 31, 2011. At March 31, 2011, the Company’s accumulated deficit amounted to $124,985,000. The Company had working capital of $3,394,000 as of March 31, 2011. The Company may raise additional capital from external sources in order to continue the longer term efforts contemplated under its business plan. The Company expects to continue incurring losses for the foreseeable future and may raise additional capital to pursue its product development initiatives, penetrate markets for the sale of its products and continue as a going concern.

On May 1, 2010, the Company entered into a Loan and Security Agreement and a Supplement to the Loan and Security Agreement with Venture Lending & Leasing, Inc. (as discussed in Note 9) to borrow up to an aggregate of $3,000,000.  On May 3, 2010, the Company borrowed $2,000,000 and on November 17, 2010 the Company borrowed the remaining $1,000,000. The effective interest rate on the loan is 13.3%.

During the year ended March 31, 2011, the Company received $94,000 in connection with the exercise of 126,120 employee stock options.

The Company currently anticipates that its cash and cash equivalents will be sufficient to meet its working capital requirements to continue its sales and marketing and research and development through at least April 1, 2012. However, in order to execute the Company’s long-term Microcyn product development strategy and to penetrate new and existing markets, the Company may need to raise additional funds, through public or private equity offerings, debt financings, corporate collaborations or other means. The Company may raise additional capital to pursue its product development initiatives and penetrate markets for the sale of its products.

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

NOTE 3 — Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Aquamed Technologies, Inc., Oculus Technologies of Mexico S.A. de C.V. (“OTM”) and Oculus Innovative Sciences Netherlands, B.V. (“OIS Europe”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Significant estimates and assumptions include reserves and write-downs related to receivables and inventories, the recoverability of long-lived assets, deferred taxes and related valuation allowances, valuation of equity and derivative instruments, and debt discounts.

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

The selling prices of all goods that the Company sells are fixed, and agreed to with the customer, prior to shipment. Selling prices are generally based on established list prices. The Company does not customarily permit its customers to return any of its products for monetary refunds or credit against completed or future sales. The Company, from time to time, may replace expired goods on a discretionary basis. The Company records these types of adjustments, when made, as a reduction of revenue. Sales adjustments were insignificant during the years ended March 31, 2011 and 2010.

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

The Company grants credit to its business customers, which are primarily located in Mexico, Europe and the United States. Collateral is generally not required for trade receivables. The Company maintains allowances for potential credit losses. At March 31, 2011, one customer represented 11%, one customer represented 9%, and one customer represented 7% of the net accounts receivable balance. At March 31, 2010, one customer represented 24% and two customers each represented 9% of the net accounts receivable balance. During the year ended March 31, 2011, one customer represented 17%, one customer represented 5% and one customer represented 4% of sales.  During the year ended March 31, 2010, one customer represented 9% and two customers each represented 7% of sales.

Accounts Receivable

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts, and sales returns. Estimates for cash discounts and sales returns are based on analysis of contractual terms and historical trends.

The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Other factors that the Company considers include its existing contractual obligations, historical payment patterns of its customers and individual customer circumstances, an analysis of days sales outstanding by customer and geographic region, and a review of the local economic environment and its potential impact on government funding and reimbursement practices. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts at March 31, 2011 and 2010 represents probable credit losses in the amounts of $62,000 and $96,000, respectively.

Inventories

Inventories are stated at the lower of cost, cost being determined on a standard cost basis (which approximates actual cost on a first-in, first-out basis), or market.

Due to changing market conditions, estimated future requirements, age of the inventories on hand and production of new products, the Company regularly reviews inventory quantities on hand and records a provision to write down excess and obsolete inventory to its estimated net realizable value. The Company recorded reserves to reduce the carrying amounts of inventories to their net realizable value in the amounts of $158,000 and $143,000 at March 31, 2011 and 2010, respectively.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Financial liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2011 Using
	Total March 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
Liabilities:
Derivative liability - warrants	$337	$—	$—	$337

	Fair Value Measurements at March 31, 2010 Using
	Total March 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
Liabilities:
Derivative liability - warrants	$472	$—	$—	$472

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

Impairment of Long-Lived Assets

The Company periodically reviews the carrying values of its long-lived assets in accordance when events or changes in circumstances would indicate that it is more likely than not that their carrying values may exceed their realizable values, and records impairment charges when considered necessary. Specific potential indicators of impairment include, but are not necessarily limited to:

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

When circumstances indicate that an impairment may have occurred, the Company tests such assets for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of such assets and their eventual disposition to their carrying amounts. In estimating these future cash flows, assets and liabilities are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other such groups. If the undiscounted future cash flows are less than the carrying amount of the asset, an impairment loss, measured as the excess of the carrying value of the asset over its estimated fair value, will be recognized. The cash flow estimates used in such calculations are based on estimates and assumptions, using all available information that management believes is reasonable.  During the years ended March 31, 2011 and 2010, the Company had noted no indicators of impairment.

Research and Development

Research and development expense is charged to operations as incurred and consists primarily of personnel expenses, clinical and regulatory services and supplies. For the years ended March 31, 2011 and 2010, research and development expense amounted to $2,046,000 and $1,996,000, respectively.

Advertising Costs

Advertising costs are expensed are incurred. Advertising costs amounted to $304,000 and $246,000, for the years ended March 31, 2011 and 2010, respectively. Advertising costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Shipping and Handling Costs

The Company classifies amounts billed to customers related to shipping and handling in sale transactions as revenue. Shipping and handling costs incurred are recorded in cost of product revenues. For the years ended March 31, 2011 and 2010, the Company recorded revenue related to shipping and handling costs of $63,000 and $47,000, respectively.

Foreign Currency Reporting

The Company’s subsidiary, OTM uses the local currency (Mexican Pesos) as its functional currency and OIS Europe uses the local currency (Euro) as its functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date, and revenue and expense accounts are translated at average exchange rates during the period. Resulting translation adjustments were recorded in accumulated other comprehensive loss in the accompanying consolidated balance sheets at March 31, 2011 and March 31, 2010.

Foreign currency transaction gains (losses) relate primarily to trade payables and receivables between subsidiaries OTM and OIS Europe. These transactions are expected to be settled in the foreseeable future. The Company recorded foreign currency transaction losses of $2,000 and $97,000 for the years ended March 31, 2011 and 2010, respectively. The related losses were recorded in other income and expense, net, in the accompanying consolidated statements of operations.

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

For the years ended March 31, 2011 and 2010, the Company recognized stock-based compensation expense in the accompanying consolidated statements of operations of $2,366,000 and $1,432,000, respectively.

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

Comprehensive Loss

Other comprehensive loss includes all changes in stockholders’ equity during a period from non-owner sources and is reported in the consolidated statement of stockholders’ equity. To date, other comprehensive loss consists of changes in accumulated foreign currency translation adjustments. Accumulated other comprehensive losses at March 31, 2011 and 2010 were $2,901,000 and $2,988,000, respectively.

Net Loss Per Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic loss per share for the years ended March 31, 2011 and 2010, excludes potentially dilutive securities because their inclusion would be anti-dilutive.

	Year Ended March 31,
	2011	2010
	(In thousands)
Anti-dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:
Options to purchase common stock	4,396	3,987
Warrants to purchase common stock	9,366	9,144
	13,762	13,131

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company classifies common stock purchase warrants and other free standing derivative financial instruments as equity if the contracts (i) require physical settlement or net-share settlement or (ii) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (iii) contracts that contain reset provisions as either an asset or a liability. The Company assesses classification of its freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company determined that its freestanding derivatives, which principally consist of warrants to purchase common stock, satisfied the criteria for classification as equity instruments at March 31, 2011, other than certain warrants that contain reset provisions that the Company classified as derivative liabilities as more fully described in Note 11.

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

Other accounting standards that have been issued or proposed by the FASB, the EITF, the SEC and or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

NOTE 4 — Accounts Receivable

Accounts receivable consists of the following (in thousands):

	March 31,
	2011	2010
Accounts receivable	$2,156	$1,512
Less: allowance for doubtful accounts	(62)	(96)
	$2,094	$1,416

Allowance for doubtful accounts activities are as follows (in thousands):

Year Ended March 31	Balance at Beginning of Year	Additions Charged to Operations	Deductions Write-Offs	Balance at End of Year

2010	$51	$61	$(16)	$96
2011	$96	$17	$(51)	$62

NOTE 5 — Inventories

Inventories consist of the following (in thousands):

	March 31,
	2011	2010
Raw materials	$482	$406
Finished goods	409	302
	891	708
Less: inventory allowances	(158)	(143)
	$733	$565

Reserve for obsolete inventories activities are as follows (in thousands):

Year Ended March 31	Balance at Beginning of Year	Additions Charged to Cost of Product Revenues	Deductions Write-Offs	Balance at End of Year
2010	$71	$184	$(112)	$143
2011	$143	$98	$(83)	$158

NOTE 6 — Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,
	2011	2010
Prepaid expenses	$403	$590
Value Added Tax receivable	24	31
Other current assets	184	190
	$611	$811

NOTE 7 — Property and Equipment

Property and equipment consists of the following (in thousands):

	March 31,
	2011	2010
Manufacturing, lab, and other equipment	$2,375	$2,470
Office equipment	333	388
Furniture and fixtures	53	52
Leasehold improvements	284	275
	3,045	3,185
Less: accumulated depreciation and amortization	(2,243)	(2,077)
	$802	$1,108

Depreciation and amortization expense amounted to $395,000 and $433,000 for the years ended March 31, 2011 and 2010, respectively.

During the years ended March 31, 2011 and 2010, the Company incurred losses on the disposal of assets in the amount of $157,000 and $169,000, respectively.  These amounts are recorded as operating expenses in the accompanying consolidated statements of operations.

NOTE 8 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,
	2011	2010
Salaries and related costs	$472	$467
Professional fees	36	143
Value Added Tax payable	143	140
Other	43	10
	$694	$760

NOTE 9 — Long-Term Debt

From February 2005 to March 2006, the Company issued various notes for aggregate principal amounting to $182,000 with interest rates ranging from 6.25% to 14.44% per annum. The proceeds of these notes were used to purchase automobiles and software. The Company made principal payments on these notes of $10,000 and $28,000, during the years ended March 31, 2011 and 2010, respectively. Aggregate interest expense under these obligations amounted to $400 and $2,000 for the years ended March 31, 2011 and 2010, respectively. These notes were payable in aggregate monthly installments of $1,000 including interest with a final payment on March 14, 2011.

On August 29, 2009, the Company entered into a note agreement for principal amounting to $100,000 with an interest rate of 2.90% per annum. This instrument was issued in connection with financing an automobile. The note is payable in monthly installments of $1,800 through August 29, 2014.  During the year ended March 31, 2011 and 2010, the Company made principal payments on this note in the amount of $19,000 and $11,000, respectively.  During the year ended March 31, 2011 and 2010, the Company made interest payments related to this note in the amounts of $2,000. The remaining balance of this note amounted to $70,000 at March 31, 2011 of which $20,000 is included in the current portion of long-term debt in the accompanying consolidated balance sheet.

On October 7, 2009, the Company entered into a note agreement for principal amounting to $57,000 with an interest rate of 1.0% per annum. This instrument was issued in connection with financing an automobile. The note is payable in monthly installments of $900 through October 26, 2014.  During the year ended March 31, 2011 and 2010, the Company made principal payments on this note in the amount of $11,000 and $4,000, respectively.  During the year ended March 31, 2011 and 2010, the Company made interest payments related to this note in the amounts of $400 and $100, respectively. The remaining balance of this note amounted to $39,000 at March 31, 2011 of which $11,000 is included in the current portion of long-term debt in the accompanying consolidated balance sheet.

On March 16, 2010, the Company entered into a note agreement for $184,000 with an interest rate of 4.0% per annum. This instrument was issued in connection with financing insurance premiums. The note was payable in monthly installments of $20,800 with the final payment on November 16, 2010. During the year ended March 31, 2011 and 2010, the Company made principal payments of $164,000 and $20,000, respectively.  During the year ended March 31, 2011 and 2010, the Company made interest payments of $2,500 and $1,000, respectively.

On May 1, 2010, the Company entered into a Loan and Security Agreement and a Supplement to the Loan and Security Agreement with Venture Lending & Leasing V, Inc. to borrow up to an aggregate of $3,000,000 (collectively, the “Agreements”).  The Agreements provide for a first tranche of $2,000,000 and, upon meeting certain financial milestones, a second tranche of $1,000,000. On May 3, 2010, the Company borrowed $2,000,000 on the first tranche and on November 17, 2010 the Company borrowed $1,000,000 on the second tranche.  The loan is secured by the assets of the Company excluding intellectual property under certain circumstances. Related to the first tranche, the Company made eight monthly interest only payments set at $16,660 through December 1, 2010. Thereafter, the Company will make interest and principal payments of $75,000 per month through June 1, 2013. Related to the second tranche, the Company pays monthly interest only payments set at $8,330 through May 1, 2011. Thereafter, the Company will make interest and principal payments of $37,500 per month through November 1, 2013. Additionally, the Company will make a final balloon payment related to the first tranche of $132,000 on June 1, 2013 and will make a final balloon payment related to the second tranche of $66,000 on November 1, 2013. The effective interest rate on the first and second tranche is 13.3%.  During the year ended March 31, 2011, the Company made principal and interest payments of $160,000 and $236,000, respectively.

Additionally, in connection with the Agreements, the Company issued warrants to Venture Lending & Leasing, Inc. for the purchase of 250,000 shares of the Company’s common stock (the “Warrants”).  The Warrants may be exercised for a cash payment of $2.00 per share of common stock.  The Warrants are subject to adjustment for stock splits, dividends, a change in control or similar transactions.  The Warrants also have a cashless exercise feature.  The Warrants expire on November 30, 2017.  The Warrants may be put back to the Company for $750,000 in cash.  The put feature is available to the holder for 60 days after the first of the following to occur: i) a change of control of the Company, ii) the closing of at least $15,000,000 of additional equity financing, or iii) March 31, 2014.  The $750,000 cash value of the warrant was recorded as a put warrant liability and a corresponding amount of $750,000 was recorded as a discount on the note payable.  The discount will be accreted to non-cash interest expense over the term of the loan using the effective interest method.  During the year ended March 31, 2011, the Company recorded $159,000 of non-cash interest expense related to this to this note.  The remaining balance of the notes amounted to $2,840,000, and the carrying value, net of $591,000 discount, amounted to $2,249,000, at March 31, 2011, of which $737,000, net of $237,000 discount, is included in the current portion of long-term debt in the accompanying consolidated balance sheet.

On August 12, 2010, the Company entered into a note agreement for principal amounting to $40,000 with an interest rate of 11.99% per year. This instrument was issued in connection with the financing of an automobile. During the three months ended March 31, 2011, the Company made principal and interest payments related to this note in the amounts of $8,000 and $3,000, respectively. The remaining balance of this note amounted to $32,000 at March 31, 2011 of which $5,400 is included in the current portion of long-term debt in the accompanying consolidated balance sheet.

On November 30, 2010, the Company entered into a note agreement for principal amounting to $27,000 with an interest rate of 8.90% per year. This instrument was issued in connection with the financing of an automobile. During the year ended March 31, 2011, the Company made principal and interest payments related to this note in the amount of $1,000 and $700, respectively. The remaining balance of this note amounted to $26,000 at March 31, 2011 of which $4,600 is included in the current portion of long-term debt in the accompanying consolidated balance sheet.

On February 25, 2011, the Company entered into a note agreement for $165,000 with an interest rate of 4.24% per annum. This instrument was issued in connection with financing insurance premiums. The note is payable in monthly installments of $18,700 with the final payment on October 25, 2011. During the year ended March 31, 2011, the Company made principal and interest payments of $36,000 and $2,000, respectively.  The remaining balance of this note amounted to $129,000 at March 31, 2011 and is included in the current portion of long-term debt in the accompanying consolidated balance sheet.

A summary of principal payments due in years subsequent to March 31, 2011 is as follows (in thousands):

For Years Ending March 31,
2012	$1,144
2013	1,214
2014	739
2015	30
2016	9
Total principal payments	3,136
Less: current portion	(1,144)
Long-term portion	$1,992

NOTE 10 — Capital Lease Obligations

On November 10, 2004, the Company entered into a capital lease under which the present value of the minimum lease payments amounted to $37,000. The present value of the minimum lease payments was calculated using a discount rate of 10%. Lease payments, including amounts representing interest, amounted to $6,000 for the year ended March 31, 2010. The capital lease was paid in full during the year ended March 31, 2010.

NOTE 11 — Derivative Liability

The Company deems financial instruments which do not have fixed settlement provisions to be derivative instruments. The common stock purchase warrants issued with the Company’s August 13, 2007 private placement, and the common stock purchase warrants issued to the placement agent in the transaction, do not have fixed settlement provisions because their exercise prices may be lowered if the Company issues securities at lower prices in the future. The Company was required to include the reset provisions in order to protect the warrant holders from the potential dilution associated with future financings. At issuance, the warrants were recognized as equity instruments and have since been re-characterized as derivative liabilities. Accordingly, the warrant obligations are adjusted to fair value at the end of each reporting period with the change in value reported in the statement of operations. Such fair values were estimated using the Black-Scholes valuation model. Although the Company determined the common stock warrants include an implied down-side protection feature, it performed a Monte-Carlo simulation and concluded that the value of the feature is de minimis and the use of the Black-Scholes valuation model is considered to be a reasonable method to value the warrants. The Company will continue to adjust the warrant liability for changes in fair value until the earlier of the exercise, at which time the liability will be reclassified to stockholders’ equity, or expiration of the warrants.

The derivative liabilities were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	March 31,	March 31,
	2011	2010
Expected Term	1.87 yrs	2.37 yrs
Risk-free interest rate	0.61%	1.02%
Dividend yield	0.00%	0.00%
Volatility	83.0%	84.0%
Warrants outstanding	725,866	724,188
Fair value of warrants	$337,000	$472,000

The fair value of the derivative liability decreased to $337,000 at March 31, 2011 from $472,000 at March 31, 2010. Accordingly, the Company decreased the derivative liability by $135,000 to reflect the change in fair value at March 31, 2011. This amount is included as a change in the fair value of derivative instruments in the accompanying consolidated statement of operations for the year ended March 31, 2011. The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Years Ended March 31,
	2011	2010
Beginning balance	$(472)	$(323)
Net unrealized gain (loss)	135	(149)
Ending balance	$(337)	$(472)

NOTE 12 — Commitments and Contingencies

Lease Commitments

The Company has entered into various non-cancelable operating leases, primarily for office facility space, that expire at various times through April 30, 2012.

On September 13, 2007, the Company entered into Amendment No. 4 to the property lease agreement for its facility in Petaluma, California. The amendment extended the lease expiration date to September 30, 2010.  On May 1, 2009, the Company entered into Amendment No. 5 to the property lease agreement which resulted in a reduction of the Company’s monthly lease payment. Pursuant to the amendment, the Company agreed to surrender 8,534 square feet of office space, extended the lease expiration on the remaining lease to September 30, 2011, provided the property owner with a $50,000 cash payment, and on August 28, 2009 issued the property owner 53,847 shares of the Company’s common stock with a fair value of $70,000 (Note 13).  On May 31, 2011, the Company entered into Amendment No. 6 to its property lease agreement, extending the lease expiration to September 30, 2014 (Note 18).

Minimum lease payments for non-cancelable operating leases are as follows (in thousands):

For Years Ending March 31,
2012	$221
2013	8
Total minimum lease payments	$229

Rent expense amounted to $486,000 and $499,000 for the years ended March 31, 2011 and 2010, respectively.

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

Other Matters

On September 16, 2005, the Company entered into a series of agreements with Quimica Pasteur S.A. de C.V. (“QP”), a Mexico-based company engaged in the business of distributing pharmaceutical products to hospitals and health care entities owned or operated by the Mexican Ministry of Health. Among other things, these agreements provided for QP to act as the Company’s exclusive distributor of Microcyn to the Mexican Ministry of Health for a period of three years. In connection with these agreements, the Company was concurrently granted an option to acquire all except a minority share of the equity of QP directly from its principals in exchange for 150,000 shares of common stock, contingent upon QP’s attainment of certain financial milestones. The Company’s distribution and related agreements were cancelable by the Company on thirty days’ notice without cause and included certain provisions to hold the Company harmless from debts incurred by QP outside the scope of the distribution and related agreements. The Company terminated these agreements on March 26, 2006 without having exercised the option.

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

Subsequent to having entered into the agreements with QP, the Company became aware of an alleged tax avoidance scheme involving the principals of QP. The audit committee of the Company’s board of directors engaged an independent counsel, as well as tax counsel in Mexico to investigate this matter. The audit committee of the board of directors was advised that QP’s principals could be liable for up to $7,000,000 of unpaid taxes. The Company is unlikely to have any loss exposure with respect to this matter because the alleged tax omission occurred prior to the Company’s involvement with QP. The Company has not received any communications to date from Mexican tax authorities with respect to this matter. Based on an opinion of Mexico counsel, the Company’s management and the audit committee of the board of directors do not believe that the Company is likely to experience any loss with respect to this matter. However, there can be no assurance that the Mexican tax authorities will not pursue this matter and, if pursued, that it would not result in a material loss to the Company.

Employment Agreements

As of March 31, 2011, the Company had employment agreements in place with five of its key executives. The agreements provide, among other things, for the payment of nine to twenty-four months of severance compensation for terminations under certain circumstances. With respect to these agreements, at March 31, 2011, potential severance amounted to $1,913,000 and aggregated annual salaries amounted to $1,350,000.

Related Party Agreements

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

On September 15, 2009, the Company entered a commercial agreement with V&M Industries, Inc., a California corporation, to market and sell Microcyn over-the-counter liquid and gel products on a non-exclusive basis.  At the time of the 2009 transaction, V&M Industries, Inc. was wholly-owned by Robert Burlingame, who was also a Director at the time of the transaction.  V&M Industries, Inc. subsequently changed its name to Innovacyn, Inc (“Innovacyn”).  On June 1, 2010, and September 1, 2010, Innovacyn and the Company amended this agreement granting Innovacyn the exclusive right to sell certain over-the-counter products.  Additionally, once certain milestones are met, but no later than July 1, 2011, the Company will share profits related to Vetericyn and Microcyn over-the-counter sales.  During the years ended March 31, 2011 and 2010, the Company recorded revenue related to these agreements in the amounts of $1,810,000 and $519,000, respectively. The revenue is recorded in product revenues in the accompanying consolidated statements of operations.  At March 31, 2011 and 2010, the Company had outstanding accounts receivable of $118,000 and $105,000, respectively, related to Innovacyn.

On April 1, 2009, the Company entered into a six month agreement with Mr. Robert Burlingame, who at the time was a member of its Board of Directors. Pursuant to the agreement, Mr. Burlingame agreed to provide the Company with sales and marketing expertise and services as part of another revenue sharing agreement. In consideration for his services, the Company issued Mr. Burlingame 435,897 unregistered shares of its common stock. The Company issued the shares on June 12, 2009. The shares were fully vested and non-forfeitable at the time of issuance. The fair value of the common stock was more readily determinable than the fair value of the services rendered.  The Company amortized the fair value of the warrants over the six month term of the consulting agreement which is consistent with its treatment of similar cash transactions. Accordingly, the Company recorded $476,000 of stock compensation expense related to this agreement which was recognized on a straight-line basis over the six month term of the agreement from April 1, 2009 to October 1, 2009. The expense was recorded as selling, general and administrative expense in the accompanying consolidated statement of operations for the year ended March 31, 2010.

Commercial Agreements

On May 8, 2007, and June 11, 2007, the Company entered into separate commercial agreements with two unrelated customers granting such customers the exclusive right to sell the Company’s products in specified territories or for specified uses. Both customers are required to maintain certain minimum levels of purchases of the Company’s products in order to maintain the exclusive right to sell the Company’s products. Non-refundable up-front payments amounting to $625,000 were paid under these agreements and were recorded as deferred revenue. On April 16, 2010, the Company terminated the exclusive agreement with one of the customers.  Accordingly, during the year ended March 31, 2011, the Company recorded as revenue the remaining balance of the unamortized upfront fees which amounted to $210,000.  For the year ended March 31, 2011 and 2010, the Company recorded revenues of $238,000 and $97,000, respectively, related to the non-refundable upfront payments.  These amounts were included in product revenue in the accompanying consolidated statements of operations.  At March 31, 2011, deferred revenue related to the remaining agreement amounted to $160,000 of which $28,000 was short-term and is included in deferred revenue in the accompanying consolidated balance sheet.  The remaining up-front fee will be amortized on a straight-line basis over the term of the underlying agreement.

On January 28, 2011, the Company entered into an agreement with a distributor in China to sell specific Company products into the People’s Republic of China.  Pursuant to the agreement, the distributor paid a $350,000 non-refundable upfront payment for which they were given exclusivity to sell these products for the first contract year. The upfront fee will be amortized on a straight line basis over the first contract year.  During the year ended March 31, 2011 the Company recorded revenue of $59,000 related to the upfront fee which is included in product revenue in the accompanying consolidated statement of operations.   In order to maintain exclusivity in subsequent years, the distributor will need to meet minimum purchase requirements each contract year. The initial term of the contract is for five years cancellable if certain conditions are not met.

On February 14, 2011, the Company entered into an Exclusive Sales and Distribution Agreement with Quinnova Pharmaceuticals, Inc., pursuant to which the Company granted Quinnova the right to act as an exclusive sales, marketing, and distribution agent in the United States, its territories and possessions, and Canada for certain liquid and gel products in the prescription dermatology market. Under the Agreement, the Company will manufacture products and samples. Quinnova will be responsible for all sales, marketing and clinical activity associated with the current products and any future products later approved by the FDA. We retained final approval on any and all new promotional materials or portions of materials specific to the products developed by Quinnova.  The Agreement is for a term of five years and will automatically renew for successive one-year terms.  Additionally, Quinnova made a payment of $500,000 as an advance for the first $500,000 of product purchases.  This amount is recorded in deferred revenue in the March 31, 2011 accompanying consolidated balance sheet.

On February 14, 2011, the Company entered into a Product Option Agreement with an Amneal affiliate, AmDerma Pharmaceuticals, LLC.  The Company plans to use its proprietary Microcyn technology to develop a prescription pharmaceutical product for the treatment of acne (the “Future Acne Product”). Pursuant to the Agreement, the Company sold the option to exclusively sell and distribute the Future Acne Product to AmDerma for a one-time non-refundable payment of $500,000. Upon execution of a separate license and supply agreement for the Future Acne Product, the option payment of $500,000 will be credited against the upfront payment expected in the transaction.  This amount is recorded in deferred revenue in the March 31, 2011 accompanying consolidated balance sheet.

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

Common Stock Issued to Non-Employees For Services

On April 1, 2009, the Company entered into a six month agreement with Mr. Bob Burlingame, who was then a member of its Board of Directors. Pursuant to the agreement, Mr. Burlingame provided the Company with sales and marketing expertise and services as part of another revenue sharing agreement. In consideration of his services, on June 12, 2009, the Company issued Mr. Burlingame 435,897 unregistered shares of its common stock. The Company issued the shares on June 12, 2009. The shares were fully vested and non-forfeitable at the time of issuance. The fair value of the common stock was more readily determinable than the fair value of the services rendered.  The Company has amortized the fair value of the warrants over the six month term of the consulting agreement which is consistent with its treatment of similar cash transactions. Accordingly, the Company recorded $476,000 of stock compensation expense related to this agreement which was recognized on a straight-line basis over the six month term of the agreement (April 1, 2009 to October 1, 2009). The expense was recorded as selling, general and administrative expense in the accompanying consolidated statement of operations for the year ended March 31, 2010.

On April 24, 2009, the Company entered into an agreement with Advocos LLC, a contract sales organization that serves as part of the Company’s sales force for the sale of wound care products in the United States. Pursuant to the agreement, the Company agreed to pay the contract sales organization a monthly fee and potential bonuses that will be based on achievement of certain levels of sales. The Company agreed to issue the contract sales organization shares of common stock each month as compensation for its services. During the year ended March 31, 2011 and 2010, the Company issued 44,400 and 50,654 shares of common stock, respectively, in connection with this agreement. The Company has determined that the fair value of the common stock, which was calculated as shares were issued, was more readily determinable than the fair value of the services rendered. Accordingly, the Company recorded the fair market value of the stock as compensation expense. During the year ended March 31, 2011 and 2010, the Company recorded $82,000 and $81,000 of stock compensation expense related to this agreement, respectively. The expense was recorded as selling, general and administrative expense in the accompanying consolidated statements of operations.

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

On December 17, 2009, the Company entered into an agreement with Windsor Corporation.  Windsor Corporation provides financial advisory services to the Company. Pursuant to the agreement, the Company agreed to pay Windsor Corporation, on a quarterly basis, common stock as compensation for services provided.  The Company determined that the fair value of the common stock was more readily determinable than the fair value of the services rendered. Accordingly, the Company recorded the fair market value of the stock as compensation expense. During the year ended March 31, 2011, the Company issued 84,354 shares of common stock.  During the year ended March 31, 2011, the Company recorded $156,000 of expense related to this agreement which was recorded as selling, general and administrative expense in the accompanying consolidated statement of operations.

On May 19, 2010, the Company issued common stock to Life Tech Capital, a Division of Aurora Capital, LLC, for providing financial advisory services. The Company agreed to pay Life Tech Capital, a Division of Aurora Capital, LLC, 20,000 shares of common stock for the services provided.  The Company determined the fair value of the common stock was more readily determinable than the fair value of the services rendered.  The aggregate fair value of the common stock amounted to $44,000.  Accordingly, during the year ended March 31, 2011, the Company recorded $44,000 of expense related to this agreement which was recorded as selling, general and administrative expense in the accompanying consolidated statement of operations.

On May 19, 2010, the Company issued common stock to Acute Care Partners, Inc., for providing recruiting and other management services. The Company agreed to pay Acute Care Partners, Inc. 50,000 shares of common stock for the services provided.  The Company determined that the fair value of the common stock was more readily determinable than the fair value of the services rendered.  The aggregate fair value of common stock amounted to $111,000.  Accordingly, during the year ended March 31, 2011, the Company recorded $111,000 of expense related to this agreement which was recorded as selling, general and administrative expense in the accompanying consolidated statement of operations.

On September 9, 2010, the Company issued common stock to Vista Partners, for providing financial advisory services. The Company agreed to pay Vista Partners 55,000 shares of common stock for the services provided.  The Company determined that the fair value of the common stock was more readily determinable than the fair value of the services rendered.  The aggregate fair value of common stock amounted to $90,000.  Accordingly, during the year ended March 31, 2011, the Company recorded $90,000 of expense related to this agreement which was recorded as selling, general and administrative expense in the accompanying consolidated statement of operations.

Common Stock Issued to Settle Obligations

During the year ended March 31, 2010, the Company issued shares of common stock to various vendors to settle outstanding accounts payable. The Company entered into settlement agreements with these vendors and issued a total of 176,755 shares with a fair value equal to the outstanding payables or $385,000. Additionally, the Company issued the property owner of its Petaluma, CA facility 53,847 shares with a fair value of $70,000. These shares were issued as partial settlement in connection with the renegotiation of the lease (Note 12).  The fair value of the shares will be amortized on a straight-line basis over the remaining term of the lease which expires on September 30, 2011.

During the year ended March 31, 2011, the Company issued shares of common stock to a vendor to settle outstanding accounts payable. The Company entered into a settlement agreement with this vendor and issued a total of 35,000 shares with a fair value equal to the outstanding payable, or $57,000.

Anti-dilution Adjustments

Pursuant to an anti-dilution provision contained in the August 13, 2007 private placement investor and a placement agent warrant agreement, for various financing transactions and common stock issuances during the years ended March 31, 2010 and 2009, the Company was required to adjust the exercise price and the number of warrants held by each warrant holder under these agreements.  The exercise price for the warrants has been adjusted from $9.50 to $4.34.  At March 31, 2011, there were 725,866 warrants outstanding that contain this anti-dilution provision.  The warrants were classified as derivative liabilities in the March 31, 2011 consolidated balance sheet (Note 11).

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

Shares subject to awards that expire unexercised or are forfeited or terminated will again become available for issuance under the 2006 Plan. No participant in the 2006 Plan can receive option grants, restricted shares, stock appreciation rights or stock units for more than 187,500 shares in the aggregate in any calendar year.

As provided under the 2006 Plan, the aggregate number of shares authorized for issuance as awards under the 2006 Plan automatically increases on April 1 of each year by 5% of the number of shares outstanding on March 31.  On April 1, 2010, the aggregate number of shares authorized for issuance as awards under the 2006 Plan automatically increased by 1,308,071 shares.  The number of shares authorized for issuance will be subject to adjustment on April 1, 2011 (Note 18).

Options and restricted stock units outstanding at March 31, 2011 under the various plans is as follows (in thousands):

Plan	Total Number of Options and Restricted Stock Units Outstanding in Plan
1999 Plan	4
2000 Plan	—
2003 Plan	162
2004 Plan	536
2006 Plan	3,694
4,396

A summary of activity under all option Plans for the years ended March 31, 2011 and 2010 is presented below (in thousands, except per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2009	3,964	$3.28
Options granted	1,140	1.89
Options exercised	(664)	0.37
Options forfeited or expired	(453)	6.93
Outstanding at March 31, 2010	3,987	2.96
Options granted	750	1.95
Options exercised	(126)	0.74
Options forfeited or expired	(215)	4.79
Outstanding at March 31, 2011	4,396	$2.76	7.41	$1,903
Exercisable at March 31, 2011	2,947	$3.25	6.87	$1,200
Options available for grant as of March 31, 2011	1,805

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock ($2.01) for stock options.

Stock-Based Compensation

The Company accounts for share-based awards exchanged for employee services at the estimated grant date fair value of the award. The Company amortizes the fair value of employee stock options on a straight-line basis over the requisite service period of the awards.  Compensation expense includes the impact of an estimate for forfeitures for all stock options.

Employee stock-based compensation expense is as follows (in thousands, except per share amounts):

	Employee Stock-based Compensation for the Year Ended March 31, 2011	Employee Stock-based Compensation for the Year Ended March 31, 2010
Cost of revenues service	$58	$22
Research and development	206	97
Selling, general and administrative	1,620	746
Total stock-based compensation	$1,884	$865

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

The Company estimated the fair value of employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service periods of the respective awards. The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Year Ended March 31,
	2011	2010
Fair value of common stock	$1.95	$1.89
Expected Term	5.60 yrs	5.90 yrs
Risk-free interest rate	2.03%	2.45%
Dividend yield	0.00%	0.00%
Volatility	83.5%	84.2%

The weighted-average fair values of options granted during the years ended March 31, 2011 and 2010 were $1.35 per share..

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

The Company estimates forfeitures based on historical experience and reduces compensation expense accordingly.  The estimated forfeiture rates used during the year ended March 31, 2011 ranged from 7.60% to 0.53%.

At March 31, 2011, there were unrecognized compensation costs of $1,641,000 related to stock options which is expected to be recognized over a weighted-average amortization period of 1.69 years.

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

NOTE 15 — Income Taxes

The Company has the following net deferred tax assets (in thousands):

	March 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$34,532	$33,477
Research and development tax credit carryforwards	1,187	1,335
Stock-based compensation	2,451	2,713
Reserves and accruals	2,044	2,267
Other deferred tax assets	23	19
Total deferred tax assets	$40,237	$39,811
Deferred tax liabilities:
Basis difference in assets	(19)	(35)
Net deferred tax asset	40,218	39,776
Valuation allowance	(40,218)	(39,776)
Net deferred tax asset	$—	$—

The Company’s recorded income tax benefit, net of the change in the valuation allowance, for each of the periods presented is as follows:

	Years Ended March 31,
	2011	2010
Income tax benefit	$(442)	$(3,345)
Change in valuation allowance	442	3,345
Net income tax benefit	$—	$—

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Years Ended March 31,
	2011	2010
Expected federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(2.8)%	(5.8)%
Research and development credit	(1.1)%	(0.8)%
Foreign earnings taxed at different rates	1.7%	0.9%
Recognition of change in estimate of state and foreign NOL carryforward benefits	%	(2.5)%
Effect of permanent differences	13.2%	1.5%
Impact of change in foreign rate on deferred and true-ups	9.0%
Cancellation of stock options	8.4%
	(5.6)%	(40.7)%
Change in valuation allowance	5.6%	40.7%
Totals	0.0%	0.0%

At March 31, 2011, the Company had net operating loss carryforwards for federal, state and foreign income tax purposes of approximately $76,760,000, $62,509,000 and $17,611,000, respectively. The carryforwards expire at various times beginning March 31, 2012. The Company also had, at March 31, 2011, federal and state research and development credit carryforwards of approximately $721,000 and $705,000, respectively. The federal credits expire beginning March 31, 2024 and the state credits do not expire.

In the year ended March 31, 2010, the Company completed a study to assess whether a change in control has occurred that would affect the ability to monetize tax attributes in future periods. The Company determined, based on the results of the study, that no change in control occurred for purposes of Internal Revenue Code section 382. The Company, after considering all available evidence, fully reserved its deferred tax assets since it is more likely than not that such benefits will not be realized in future periods. The Company has incurred losses for both financial reporting and income tax purposes for the year ended March 31, 2011. Accordingly, the Company is continuing to fully reserve for its deferred tax assets. The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the Company’s deferred income tax assets satisfy the realization standards, the valuation allowance will be reduced accordingly.

As a result of certain realization requirements of ASC Topic 718, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at March 31, 2011 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting purposes.  Equity will be increased by approximately $428,000 if and when such deferred tax assets are ultimately realized.

The Company only recognizes tax benefits from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. To date, the Company has not recognized unrecognized tax benefits in its financial statements.

The Company files a consolidated U.S. federal income tax return and in the state of California.  The Company is also subject to filing requirements in Mexico and The Netherlands. The Company’s evaluation of uncertain tax matters was performed for tax years ended through March 31, 2011. Generally, the Company is subject to audit for the years ended March 31, 2010, 2009 and 2008 and may be subject to audit for amounts relating to net operating loss and other attribute carryforwards generated in periods prior to March 31, 2008. The Company has elected to retain its existing accounting policy with respect to the treatment of interest and penalties attributable to income taxes, and continues to reflect interest and penalties attributable to income taxes, to the extent they arise, as a component of its income tax expense. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments, other than those identified above that would result in a material change to its financial position. The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized tax benefits will increase or decrease within twelve months of March 31, 2011.

NOTE 16 — Employee Benefit Plan

The Company had a program to contribute and administer individual Simple IRA accounts for regular full time employees. Under the plan, the Company matched employee contributions to the plan up to 3% of the employee’s salary. On December 31, 2010, the Company terminated the Simple IRA plan and established a qualified 401K plan.  Under the 401K plan, the Company matches employee contributions to the plan up to 4% of the employee’s salary Aggregated Company contributions to the plans amounted to $81,000 and $67,000 for the years ended March 31, 2011 and 2010, respectively.

NOTE 17 — Segment and Geographic Information

The Company generates revenues from wound care products which are sold into the human and animal health care markets and the Company generates revenues from laboratory testing services which are provided to medical device manufacturers. The Company operates a single segment business which consists of three geographical sales territories as follows (in thousands):

	March 31,
	2011	2010
U.S.	$2,784	$1,196
Mexico	4,307	3,880
Europe and other	1,735	1,222
	$8,826	$6,298

The Company’s service revenues amounted to $928,000 and $1,066,000 for the years ended March 31, 2011 and 2010.

NOTE 18 — Subsequent Events

Increase in Number of Shares Authorized in the 2006 Plan

As provided under the 2006 Plan, the aggregate number of shares authorized for issuance as awards under the 2006 Plan automatically increased on April 1, 2011 by 1,328,815 shares (which number constitutes 5% of the outstanding shares on the last day of the year ended March 31, 2011). Total shares authorized for issuance subsequent to the increase is 3,133,595.

Non-Executive Employee Option Grants

On May 17, 2011, the Company granted stock options to its non-executive employees.  In connection with the grants, the Company issued a total of 730,000 options with an exercise price of $1.89 per share and a ten year term. The options vest monthly in equal amounts over thirty-six months following the grant date.  The fair value of the options will be recognized on a straight-line basis over the vesting term of the options, or three years.

Common Stock Issued to Company Service Providers

On May 25, 2011, the Company issued 25,000 shares to Advocos LLC, issued 55,000 shares to Vista Partners LLC, and issued 30,000 shares to NetGain Financial, Inc. for services.  The fair value of the shares amounted to $173,000 which will be recognized as selling, general and administrative expense in the three months ended June 30, 2011.

Lease Extension

On May 31, 2011, the Company entered into Amendment No. 6 to its property lease agreement, extending its lease on its Petaluma, California facility to September 30, 2014. In connection with the lease extension, future minimum lease payments are as follows:

For the year ending March 31,
2012	$62,000
2013	125,000
2014	125,000
2015	62,000
Total minimum payments	$374,000

ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A.   Controls and Procedures

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of our most recent fiscal year. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2011. This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   Other Information

None.

PART III

ITEM 10.   Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended March 31, 2011 (the “2011 Proxy Statement”).

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

ITEM 11.   Executive Compensation

The information required by this Item is incorporated by reference to the 2011 Proxy Statement.

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the 2011 Proxy Statement.

Information about securities authorized for issuance under our equity compensation plans appears under the caption “Equity Compensation Plan Information” in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.

ITEM 13.   Certain Relationships, Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the 2011 Proxy Statement.

ITEM 14.   Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the 2011 Proxy Statement.

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

4.16	Warrant issued to Dayl Crow, dated March 4, 2009 (included as Exhibit 4.16 to the Company’s Annual Report on Form 10-K filed June 11, 2009 and incorporated herein by reference).

4.17
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

10.12
Amendment No. 4 to Lease, dated September 13, 2007, by and between Registrant and RNM Lakeville L.P. (included as Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).

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

10.15
Amendment to Office Lease Agreement, effective February 15, 2008, by and between Oculus Innovative Sciences Netherlands B.V. and Artikona Holding B.V. (translated from Dutch) (included as Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).

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

10.26
Securities Purchase Agreement, dated August 7, 2007, by and between Registrant and certain purchasers identified on the signatures pages thereto (originally filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 13, 2007, and refiled as Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2010 to add signature pages of investors).

10.27
Registration Rights Agreement, dated August 7, 2007, by and between Registrant and certain purchasers identified on signatures pages thereto (originally filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 13, 2007, and refiled as Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2010 to add signature pages of investors).

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

10.32
Purchase Agreement by and between Registrant and certain accredited investors, dated February 6, 2009 (originally filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 9, 2009, and refiled as Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2010 to add investor lists and signature pages of investors).

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

10.35
Agreement by and between Registrant and Robert C. Burlingame, dated April 1, 2009 (included as Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed June 11, 2009 and incorporated herein by reference).

10.36
Microcyn U.S. Commercial Launch Agreement, by and between Registrant and Advocos, dated April 24, 2009 (included as Exhibit 10.53 to the Company’s Current Report on Form 10-K filed June 11, 2009 and incorporated herein by reference).

10.37
Amendment No. 5 to Lease by and between Registrant and RNM Lakeville, LLC, dated May 18, 2009 (included as Exhibit 10.54 to the Company’s Current Report on Form 10-K filed June 11, 2009 and incorporated herein by reference).

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

10.44†
Amendment No. 2 to Revenue Sharing, Partnership and Distribution Agreement between the Registrant and Vetericyn, Inc., dated July 24, 2009 (refiled as Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2010 filed April 29, 2011, and incorporated herein by reference).

10.45†
Amendment No. 3 to Revenue Sharing, Partnership and Distribution Agreement between the Registrant and Vetericyn, Inc. dated June 1, 2010 (refiled as Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2010 filed April 29, 2011 and incorporated herein by reference).

10.46†
Amendment No. 1 to Exhibit A to the Revenue Sharing Distribution Agreement and to the Revenue Sharing, Partnership and Distribution Agreement as Revised and Amended, June 1, 2010, dated September 1, 2010 (included as Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2010 and incorporated herein by reference).

10.47
Continuous Offering Program Agreement, dated September 3, 2010 between Oculus Innovative Sciences, Inc. and Rodman & Renshaw, LLC (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 17, 2010, and incorporated herein by reference).

10.48†
Distribution Agreement between Oculus Innovative Sciences, Inc. and Tianjian Ascent Import and Export Company, Ltd dated January 28, 2011 (included as Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q filed February 4, 2011, and incorporated herein by reference).

10.49†
Exclusive Sales and Distribution Agreement between Oculus Innovative Sciences, Inc. and Quinnova Pharmaceuticals, Inc., dated February 14, 2011 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 18, 2011, and incorporated herein by reference).

10.50†
Exclusive Co-Promotion Agreement between Oculus Innovative Sciences, Inc. and Quinnova Pharmaceuticals, Inc., dated February 14, 2011 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 18, 2011, and incorporated herein by reference).

10.51
Product Option Agreement between Oculus Innovative Sciences, Inc. and AmDerma Pharmaceuticals, LLC, dated February 14, 2011 (included as Exhibit 10.3 to the Company's Current Report on Form 8-K filed February 18, 2011, and incorporated herein by reference).

10.52*	Amendment No. 6 to Lease by and between Registrant and RNM Lakeville, L.P., dated May 31, 2011.

21.1	List of Subsidiaries (included as Exhibit 21.1 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2010, and incorporated herein by reference).

23.1*	Consent of Marcum LLP, independent registered public accounting firm.

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Officers pursuant to 18 U.S.C. Section 1250, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

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
President and Chief Executive Officer
(Principal Executive Officer)

Date: June 3, 2011

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

Signature	Title	Date

/s/ Hojabr Alimi	President, Chief Executive Officer and	June 3, 2011
Hojabr Alimi	Chairman of the Board
(Principal Executive Officer)

/s/ Robert E. Miller	Chief Financial Officer	June 3, 2011
Robert E. Miller	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Gregg Alton	Director	June 3, 2011
Gregg Alton

/s/ Jay Edward Birnbaum	Director	June 3, 2011
Jay Edward Birnbaum

/s/ Richard Conley	Director	June 3, 2011
Richard Conley

/s/ Gregory M. French	Director	June 3, 2011
Gregory M. French

/s/ James Schutz	Director	June 3, 2011
James Schutz