Form 10-Q
period 2011-06-30
Oculus Innovative Sciences, Inc.
filed 2011-08-04
CIK 1367083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

As of August 4, 2011, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 26,793,348.

OCULUS INNOVATIVE SCIENCES, INC.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

	June 30, 2011	March 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,025	$4,371
Accounts receivable, net	2,063	2,094
Inventories, net	762	733
Prepaid expenses and other current assets	507	611
Total current assets	8,357	7,809
Property and equipment, net	784	802
Other assets	69	53
Total assets	$9,210	$8,664
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$782	$669
Accrued expenses and other current liabilities	1,171	694
Deferred revenue	1,878	1,808
Current portion of long-term debt, net of debt discount of $490 and $237 at June 30, 2011 and March 31, 2011, respectively	804	907
Derivative liability	241	337
Total current liabilities	4,876	4,415
Deferred revenue	154	160
Long-term debt, net of debt discount of $980 and $354 at June 30, 2011 and March 31, 2011, respectively, less current portion	2,105	1,638
Put warrant liability	1,688	750
Total liabilities	8,823	6,963
Commitments and Contingencies
Stockholders’ Equity:
Convertible preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2011 (unaudited) and March 31, 2011	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 26,750,428 and 26,576,302 shares issued and outstanding at June 30, 2011 (unaudited) and March 31, 2011, respectively	3	3
Additional paid-in capital	130,412	129,584
Accumulated other comprehensive loss	(2,868)	(2,901)
Accumulated deficit	(127,160)	(124,985)
Total stockholders’ equity	387	1,701
Total liabilities and stockholders’ equity	$9,210	$8,664

See accompanying notes

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)
	Three Months Ended June 30,
	2011	2010
Revenues
Product	$2,710	$2,045
Service	230	219
Total revenues	2,940	2,264
Cost of revenues
Product	790	696
Service	201	179
Total cost of revenues	991	875
Gross profit	1,949	1,389
Operating expenses
Research and development	436	396
Selling, general and administrative	3,531	3,389
Total operating expenses	3,967	3,785
Loss from operations	(2,018)	(2,396)
Interest expense	(162)	(59)
Interest income	1	—
Change in fair value of derivative liability	96	88
Other expense, net	(92)	(8)
Net loss	$(2,175)	$(2,375)
Net loss per common share: basic and diluted	$(0.08)	$(0.09)
Weighted-average number of shares used in per common share calculations:
Basic and diluted	26,711	26,215
Other comprehensive loss, net of tax
Net loss	$(2,175)	$(2,375)
Foreign currency translation adjustments	(33)	(102)
Other comprehensive loss	$(2,142)	$(2,477)

See accompanying notes

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(2,175)	$(2,375)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	83	95
Stock-based compensation	812	968
Change in fair value of derivative liability	(96)	(88)
Non-cash interest expense	58	24
Foreign currency transaction losses (gains)	9	(35)
Loss on disposal of assets	—	4
Changes in operating assets and liabilities:
Accounts receivable, net	51	(96)
Inventories, net	(22)	12
Prepaid expenses and other current assets	106	171
Accounts payable	115	(146)
Accrued expenses and other liabilities	530	(28)
Net cash used in operating activities	(529)	(1,494)
Cash flows from investing activities:
Change in long-term deposits	(16)	(10)
Purchases of property and equipment	(62)	(18)
Net cash used in investing activities	(78)	(28)
Cash flows from financing activities:
Proceeds from the exercise of common stock options and warrants	16	9
Proceeds from issued debt	1,500	2,000
Principal payments on debt	(257)	(71)
Net cash provided by financing activities	1,259	1,938
Effect of exchange rate on cash and cash equivalents	2	(7)
Net increase in cash and cash equivalents	654	409
Cash and equivalents, beginning of period	4,371	6,258
Cash and equivalents, end of period	$5,025	$6,667
Supplemental disclosure of cash flow information:
Cash paid for interest	$104	$35
Non-cash investing and financing activities:
Debt discount in connection with long-term debt	$938	$500
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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2011 and for the three months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual audited consolidated financial statements. The unaudited condensed consolidated balance sheet as of June 30, 2011, condensed consolidated statements of operations for the three months ended June 30, 2011 and 2010, and the condensed consolidated statements of cash flows for the three months ended June 30, 2011 and 2010 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three months ended June 30, 2011 are not necessarily indicative of results to be expected for the year ending March 31, 2012 or for any future interim period. The condensed consolidated balance sheet at March 31, 2011 has been derived from audited consolidated financial statements. However, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended March 31, 2011, and notes thereto included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on June 3, 2011.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Significant estimates and assumptions include reserves and write-downs related to receivables and inventories, the recoverability of long-lived assets, deferred taxes and related valuation allowances, valuation of equity and derivative instruments, and debt discounts. Periodically, the Company evaluates and adjusts estimates accordingly. The allowance for uncollectible accounts receivable balances amounted to $51,000 and $62,000, which are included in accounts receivable, net in the accompanying June 30, 2011 and March 31, 2011 condensed consolidated balance sheets, respectively.

Foreign Currency Reporting

The Company’s subsidiary, Oculus Technologies of Mexico S.A. de C.V (“OTM”) uses the local currency (Mexican Pesos) as its functional currency and its subsidiary Oculus Innovative Sciences Netherlands, B.V. (“OIS Europe”) uses the local currency (Euro) as its functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date, and revenue and expense accounts are translated at average exchange rates during the period. Resulting translation adjustments were recorded in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets at June 30, 2011 and March 31, 2011.  Foreign currency transaction gains (losses) relate primarily to trade payables and receivables between subsidiaries OTM and OIS Europe. These transactions are expected to be settled in the foreseeable future. The Company recorded foreign currency transaction gains of $9,000 and losses of $35,000 for the three months ended June 30, 2011 and 2010, respectively. The related gains and losses were recorded in other income and expense, net, in the accompanying condensed consolidated statements of operations.

Net Loss per Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic loss per share for the three months ended June 30, 2011 and 2010 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	June 30,
	2011	2010
	(in thousands)
Options to purchase common stock	5,666	4,461
Warrants to purchase common stock	9,590	9,297
	15,256	13,758

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company classifies common stock purchase warrants and other free standing derivative financial instruments as equity if the contracts (i) require physical settlement or net-share settlement or (ii) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (iii) contracts that contain reset provisions as either an asset or a liability. The Company assesses classification of its freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company determined that its freestanding derivatives, which principally consist of warrants to purchase common stock, satisfied the criteria for classification as equity instruments at June 30, 2011, other than certain warrants that contain reset provisions that the Company classified as derivative liabilities as more fully described in Note 5.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Financial liabilities measured at fair value on a recurring basis are summarized below:

	Fair value measurements (in thousands) at June 30, 2011 using
	June 30, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Fair value of warrant obligations (Note 5)	$241	—	—	$241

	Fair value measurements (in thousands) at March 31, 2011 using
	March 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Fair value of warrant obligations (Note 5)	$337	—	—	$337

Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date the financial statements were issued (Note 11).

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." This ASU addresses fair value measurement and disclosure requirements within Accounting Standards Codification ("ASC") Topic 820 for the purpose of providing consistency and common meaning between U.S. GAAP and IFRSs. Generally, this ASU is not intended to change the application of the requirements in Topic 820. Rather, this ASU primarily changes the wording to describe many of the requirements in U.S. GAAP for measuring fair value or for disclosing information about fair value measurements. This ASU is effective for periods beginning after December 15, 2011. It is not expected to have any impact on the Company’s consolidated financial statements or disclosures.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” This ASU increases the prominence of other comprehensive income (“OCI”) in the financial statements and provides companies two options for presenting OCI, which until now has typically been placed within the statement of equity. One option allows an OCI statement to be included with the net income statement, and together the two will make a statement of total comprehensive income. Alternately, companies may present an OCI statement separate from the net income statement; however, the two statements will have to appear consecutively within a financial report. This ASU does not affect the types of items that are reported in OCI, nor does it affect the calculation or presentation of earnings per share. For public companies, this ASU is effective for periods beginning after December 15, 2011. The Company is evaluating the impact that  this standard will have on the Company’s consolidated financial position and results of operations.

Accounting standards that have been issued or proposed by the FASB and SEC and/or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Note 2. Liquidity and Financial Condition

The Company incurred a net loss of $2,175,000 for the three months ended June 30, 2011. At June 30, 2011, the Company’s accumulated deficit amounted to $127,160,000. The Company had working capital of $3,481,000 as of June 30, 2011. The Company may raise additional capital from external sources in order to continue the longer term efforts contemplated under its business plan. The Company expects to continue incurring losses for the foreseeable future and may raise additional capital to pursue its product development initiatives, penetrate markets for the sale of its products and continue as a going concern.

On June 29, 2011, the Company entered into a Loan and Security Agreement and a Supplement to the Loan and Security Agreement with Venture Lending & Leasing VI, Inc. to borrow up to an aggregate of up to $2,500,000 (collectively, the “VLL6 Agreements”).  The VLL6 Agreements provide for a first tranche of $1,500,000 and, upon meeting certain financial milestones, the Company may borrow a second tranche of $1,000,000.  On June 29, 2011, the Company borrowed $1,500,000 on the first tranche (Note 3).

The Company currently anticipates that its cash and cash equivalents will be sufficient to meet its working capital requirements to continue its sales and marketing and research and development through at least July 1, 2012. However, in order to execute the Company’s long-term Microcyn product development strategy and to penetrate new and existing markets, the Company may need to raise additional funds, through public or private equity offerings, debt financings, corporate collaborations or other means. The Company may raise additional capital to pursue its product development initiatives and penetrate markets for the sale of its products.

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

Note 3. Condensed Consolidated Balance Sheets

Inventories

Inventories consisted of the following (in thousands):

	June 30, 2011	March 31, 2011
	(unaudited)
Raw materials	$506	$482
Finished goods	326	409
	832	891
Less: inventory allowances	(70)	(158)
	$762	$733

 Notes Payable

On June 29, 2011, the Company entered into a Loan and Security Agreement and a Supplement to the Loan and Security Agreement with Venture Lending & Leasing VI, Inc. to borrow up to an aggregate of $2,500,000 (collectively, the “VLL6 Agreements”).  The VLL6 Agreements provide for a first tranche of $1,500,000 and, upon meeting certain milestones, the Company may borrow an additional $1,000,000.  The loan is secured by the assets of the Company.  On June 29, 2011, the Company borrowed $1,500,000 on the first tranche.  The cash interest or “streaming” rate on the loan is 10%.  For the first nine months, the Company will make monthly interest-only payments set at $12,500.  Thereafter, the Company will make principal and interest payments of $56,250 per month for thirty months.  Additionally, the Company will make a final balloon payment of $116,505 on September 29, 2014, resulting in an effective interest rate of 13%.  During the three months ended June 30, 2011, the Company made interest payments of $1,100.

If the Company becomes eligible to draw the second tranche, and determines to borrow additional funds pursuant to the second tranche, the Company will make interest-only payments for nine months following the commencement of the second tranche.  Following the interest-only period, the second tranche will be amortized over thirty months, with a final payment due equal to 7.767% of the amount funded.

In connection with the VLL6 Agreements, the Company issued a warrant to Venture Lending & Leasing VI, LLC for the purchase of 226,325 shares of the Company’s common stock at a purchase price per share equal to $1.657. If the Company becomes eligible to draw the second tranche of the loan, it will be obliged to issue a second warrant with coverage equal to $62,500 for the purchase of additional shares of its common stock at a strike price equal to the 10-day volume-weighted average price (“VWAP”) ending on the trading day prior to the date the Company satisfies the second tranche milestone.  If the Company draws on the second tranche, it will be obliged to issue a third warrant with coverage equal to $62,500 for the purchase of additional shares of the Company’s common stock at a strike price equal to the 10-day VWAP ending on the trading day prior to the borrowing date of the loan funded on the second tranche (collectively, the “Warrants”). The Warrants have a cashless exercise feature.  The Warrants expire on November 30, 2018.  Additionally, the Warrants related to the first tranche may be put back to the Company for $937,500 cash, which will increase to $1,093,750 if it becomes eligible to draw the second tranche of the loan, and which will increase to $1,250,000 if the Company draws the additional $1,000,000 on the second tranche.  The put feature is available to the holder for 60 days after the first of the following to occur: (i) a change in control of the Company, (ii) the closing of at least $20,000,000 of additional equity financing, or (iii) July 31, 2015.

The Company recorded the $937,500 cash value of the warrant related to the first tranche as a put warrant liability and a corresponding amount of $937,500 was recorded as a discount on the note payable. The discount will be accreted to non-cash interest expense over the term of the loan using the effective interest method. The remaining balance of the discount on note payable amounted to $937,500 at June 30, 2011, of which $249,000 is included in the current portion of long-term debt, net, in the accompanying condensed consolidated balance sheet.  The remaining balance of the note amounted to $1,500,000 at June 30, 2011, of which $118,000 is included in the current portion of long-term debt in the accompanying condensed consolidated balance sheet.

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

Employment Agreements

As of June 30, 2011, the Company had employment agreements in place with five of its key executives. The agreements provide, among other things, for the payment of six to twenty-four months of severance compensation for terminations under certain circumstances. With respect to these agreements, at June 30, 2011, potential severance amounted to $1,918,000 and aggregated annual salaries amounted to $1,360,000.

Commercial Agreements

On May 8, 2007, and June 11, 2007, the Company entered into separate commercial agreements with two unrelated customers granting such customers the exclusive right to sell the Company’s products in specified territories and/or for specified uses. Both customers are required to maintain certain minimum levels of purchases of the Company’s products in order to maintain the exclusive right to sell the Company’s products. Nonrefundable up-front payments amounting to $625,000 were paid under these agreements and were recorded as deferred revenue.  On April 16, 2010, the Company terminated the exclusive agreement with one of the customers. Accordingly, during the three months ended June 30, 2010, the Company recorded as revenue the remaining balance of the unamortized upfront fees which amounted to $210,000. For the three months ended June 30, 2011 and 2010, the Company recorded revenues of $7,000 and $217,000, respectively, related to the non-refundable upfront payments. These amounts were included in product revenue in the accompanying condensed consolidated statements of operations.

On January 28, 2011, the Company entered into an agreement with a distributor in China to sell specific Company products into the People’s Republic of China. Pursuant to the agreement, the distributor paid a $350,000 non-refundable upfront payment for which they were given exclusivity to sell these products for the first contract year. The upfront fee will be amortized on a straight line basis over the first contract year. During the three months ended June 30, 2011, the Company recorded revenue of $89,000 related to the upfront fee which is included in product revenue in the accompanying condensed consolidated statement of operations. In order to maintain exclusivity in subsequent years, the distributor will need to meet minimum purchase requirements each contract year. The initial term of the contract is for five years and the contract is cancellable if certain conditions are not met.

Agreements with Related Party

On January 26, 2009, the Company entered into a commercial agreement with VetCure, Inc., a California corporation, to market and sell its Vetericyn products. VetCure, Inc. later changed its name to Vetericyn, Inc., which, at the time, remained wholly-owned by Mr. Robert Burlingame. This agreement was amended on February 24, 2009 and on July 24, 2009. Pursuant to the agreement, the Company provides Vetericyn, Inc. with bulk product and Vetericyn, Inc. bottles, packages, and sells Vetericyn products.  The Company receives a fixed amount for each bottle of Vetericyn sold by Vertericyn, Inc. At the time of each of these 2009 transactions, Vetericyn was wholly-owned by Mr. Burlingame, who was also a Director at the time. Mr. Burlingame resigned from the Board on February 10, 2010.  After his resignation, Mr. Burlingame continued to own a significant portion of the Company’s stock from a transaction in 2009. To the Company’s knowledge, he ceased being a holder of 5% of its common stock in 2010. The agreement was further amended on June 1, 2010 and November 1, 2010.

On September 15, 2009, the Company entered a commercial agreement with V&M Industries, Inc., a California corporation, to market and sell its Microcyn over-the-counter liquid and gel products.  At the time of the 2009 transaction, V&M Industries, Inc. was wholly-owned by Robert Burlingame, who was also our Director at the time. Mr. Burlingame resigned from the Company’s Board on February 10, 2010. After his resignation, Mr. Burlingame continued to own a significant portion of the Company’s common stock from a transaction in 2009.  To the Company’s knowledge, he ceased being a holder of 5% of the Company’s common stock in 2010.  V&M Industries, Inc. subsequently changed their name to Innovacyn, Inc.  On June 1, 2010, September 1, 2010, and November 1, 2010, the Company amended this agreement granting Innovacyn, Inc. the exclusive right to sell certain of its over-the-counter products.

Additionally, beginning July 1, 2011, the Company will share profits related to Vetericyn and Microcyn over-the-counter sales. During the three months ended June 30, 2011 and 2010, the Company recorded revenue related to these agreements in the amounts of $563,000 and $361,000, respectively. The revenue is recorded in product revenues in the accompanying condensed consolidated statements of operations. At June 30, 2011 and March 31, 2011, the Company had outstanding accounts receivable of $211,000 and $118,000, respectively, related to Innovacyn.

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

The derivative liabilities were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	June 30, 2011	March 31, 2011
Expected life	1.62 years	1.87 years
Risk-free interest rate	0.47%	0.61%
Dividend yield	0.00%	0.00%
Volatility	84%	83%
Warrants outstanding	725,866	725,866
Fair value of warrants	$241,000	$337,000

The fair value of the derivative liability decreased to $241,000 at June 30, 2011 from $337,000 at March 31, 2011. Accordingly, the Company decreased the derivative liability by $96,000 to reflect the change in fair value at June 30, 2011. This amount is included as a change in the fair value of derivative instruments in the accompanying consolidated statement of operations for the three months ended June 30, 2011. The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Three Months Ended June 30,
	2011	2010
Beginning balance	$(337)	$(472)
Net unrealized gain	96	88
Ending balance	$(241)	$(384)

Note 6. Stockholders’ Equity

Common Stock Issued to Service Providers

On April 24, 2009, the Company entered into an agreement with Advocos LLC, a contract sales organization that serves as part of the Company’s sales force for the sale of wound care products in the United States. Pursuant to the agreement, the Company agreed to pay the contract sales organization a monthly fee and potential bonuses that will be based on achievement of certain levels of sales. Additionally, the Company agreed to issue the contract sales organization shares of common stock as compensation for its services. The Company has determined that the fair value of the common stock was more readily determinable than the fair value of the services rendered. Accordingly, the Company recorded the fair market value of the stock as compensation expense. During the three months ended June 30, 2011 and 2010, the Company issued 25,000 and 10,255 shares of common stock, respectively, in connection with this agreement.  During the three months ended June 30, 2011 and 2010, the Company recorded $47,000 and $22,000 of stock compensation expense related to this agreement, respectively. The expense was recorded as selling, general and administrative expense in the accompanying condensed consolidated statements of operations.

On December 17, 2009, the Company entered into an agreement with Windsor Corporation. Windsor Corporation provides financial advisory services to the Company. Pursuant to the agreement, the Company agreed to pay Windsor Corporation, on a quarterly basis, common stock as compensation for services provided. The Company determined that the fair value of the common stock was more readily determinable than the fair value of the services rendered. Accordingly, the Company recorded the fair market value of the stock as compensation expense. During the three months ended June 30, 2011 and 2010, the Company issued 24,726 and 15,288 shares of common stock, respectively, in connection with this agreement.  During the three months ended June 30, 2011 and 2010, the Company recorded $46,000 and $30,000 of stock compensation expense related to this agreement, respectively. The expense was recorded as selling, general and administrative expense in the accompanying condensed consolidated statements of operations.

On September 9, 2010, the Company entered into an agreement with Vista Partners LLC, for providing financial advisory services. Pursuant to the agreement, the Company agreed to pay Vista Partners, LLC common stock as compensation for services provided.  The Company determined that the fair value of the common stock was more readily determinable than the fair value of the services rendered. Accordingly, the Company recorded the fair market value of the stock as compensation expense. During the three months ended June 30, 2011, the Company issued 55,000 shares of common stock in connection with this agreement.  During the three months ended June 30, 2011, the Company recorded $106,000 of stock compensation expense related to this agreement. The expense was recorded as selling, general and administrative expense in the accompanying condensed consolidated statements of operations.

On April 1, 2011, the Company entered into an agreement with NetGain Financial, Inc., for providing financial advisory services. Pursuant to the agreement, the Company agreed to pay NetGain, Inc. common stock as compensation for services provided.  The Company determined that the fair value of the common stock was more readily determinable than the fair value of the services rendered. Accordingly, the Company recorded the fair market value of the stock as compensation expense. During the three months ended June 30, 2011, the Company issued 30,000 shares of common stock in connection with this agreement.  During the three months ended June 30, 2011, the Company recorded $58,000 of stock compensation expense related to this agreement. The expense was recorded as selling, general and administrative expense in the accompanying condensed consolidated statements of operations.

Note 7. Stock-Based Compensation

The Company accounts for share-based awards exchanged for employee services at the estimated grant date fair value of the award. The Company amortizes the fair value of employee stock options on a straight-line basis over the requisite service period of the awards.  Compensation expense includes the impact of an estimate for forfeitures for all stock options.

Employee stock-based compensation expense is as follows (in thousands):

	Three Months Ended June 30,
	2011	2010
Cost of service revenue	$20	$15
Research and development	62	51
Selling, general and administrative	473	695
Total stock-based compensation	$555	$761

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

The Company estimated the fair value of employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service periods of the respective awards. The fair value of employee stock options was estimated using the following weighted-average assumptions:
	Three Months Ended June 30,
	2011	2010
Fair value of common stock	$1.76	$1.97
Expected Term	6.0 years	5.6 years
Risk-free interest rate	1.52%	1.95%
Dividend yield	0.00%	0.00%
Volatility	83%	84%

The weighted average fair value of options granted during the three months ended June 30, 2011 and 2010 was $1.23 and $1.36, respectively.

The expected term of stock options represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by SAB 107 for “plain vanilla” options. The expected stock price volatility for the Company’s stock options was determined by examining the historical volatilities for industry peers and using an average of the historical volatilities of the Company’s industry peers as well as the trading history for the Company’s common stock. The Company will continue to analyze the stock price volatility and expected term assumptions as more data for the Company’s common stock and exercise patterns becomes available. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options.  The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. The Company estimates forfeitures based on historical experience and reduces compensation expense accordingly. The estimated forfeiture rates used during the three months ended June 30, 2011 ranged from 0.53% to 0.76%.

At June 30, 2011, there were unrecognized compensation costs of $2,766,000 related to stock options which is expected to be recognized over a weighted-average amortization period of 2.18 years.

The Company did not capitalize any cost associated with stock-based compensation.

The Company issues new shares of common stock upon exercise of stock options.

A summary of all option activity as of June 30, 2011 and changes during the three months then ended is presented below:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value (in thousands)
Options
Outstanding at April 1, 2011	4,396	$2.76
Granted	1,328	1.76
Exercised	(39)	0.40
Forfeited or expired	(19)	2.32
Outstanding at June 30, 2011	5,666	$2.54	7.78	$1,569
Exercisable at June 30, 2011	3,384	$3.05	6.90	$1,108

The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the underlying fair value of the Company’s common stock ($1.84) for stock options that were in-the-money as of June 30, 2011.

As provided under the Company’s 2006 Stock Incentive Plan (the “2006 Plan”), the aggregate number of shares authorized for issuance as awards under the 2006 Plan automatically increased on April 1, 2011 by 1,328,815 shares (which number constitutes 5% of the outstanding shares on the last day of the year ended March 31, 2011).

Note 8. Income Taxes

In the year ended March 31, 2010, the Company completed a study to assess whether a change in control has occurred that would affect the ability to monetize tax attributes in future periods. The Company determined, based on the results of the study, that no change in control occurred for purposes of Internal Revenue Code Section 382. The Company, after considering all available evidence, fully reserved for these and its other deferred tax assets since it is more likely than not such benefits will not be realized in future periods. The Company has incurred losses for the financial reporting and income tax purposes for the three months ended June 30, 2011. Accordingly, the Company is continuing to fully reserve for its deferred tax assets. The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the Company’s deferred income tax assets satisfy the realization standards, the valuation allowance will be reduced accordingly.

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

The Company files a consolidated U.S. federal income tax return and a state income tax return in the state of California. The Company is also subject to filing requirements in foreign jurisdictions, principally Mexico and The Netherlands. The Company’s evaluation of uncertain tax matters was performed for tax years ended through March 31, 2011. Generally, the Company is subject to audit for the years ended March 31, 2010, 2009 and 2008 and may be subject to audit for amounts relating to net operating loss and other attribute carryforwards generated in periods prior to March 31, 2008. The Company has elected to retain its existing accounting policy with respect to the treatment of interest and penalties attributable to income taxes, and continues to reflect interest and penalties attributable to income taxes, to the extent they arise, as a component of its income tax expense. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments, other than those identified above that would result in a material change to its financial position. The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized tax benefits will increase or decrease within twelve months of March 31, 2011.

Note 9. Segment and Geographic Information

The Company generates revenues from wound care products which are sold into the human and animal health care markets and the Company generates revenues from laboratory testing services which are provided to medical device manufacturers. The Company operates a single segment business which consists of three geographical sales territories as follows (in thousands):

	Three Months
	Ended
	June 30,
	2011	2010
U.S.	$840	$522
Mexico	1,380	998
Europe and other	490	525
	$2,710	$2,045

The Company’s service revenues amounted to $230,000 and $219,000 for the three months ended June 30, 2011 and 2010.

Note 10.  Significant Customer Concentrations

For the three months ended June 30, 2011, one customer represented 19% of the quarter’s revenue, and for the three months ended June 30, 2010, one customer represented 13% of the quarter’s revenue.

At June 30, 2011, five customers represented 14%, 11%, 11%, 10% and 10% of the net accounts receivable balance.  At March 31, 2011, three customers represented 11%, 9% and 7%of the net accounts receivable balance.

Note 11. Subsequent Events

On July 1, 2011, the Company issued 12,920 shares to Advocos LLC, and issued 30,000 shares to NetGain Financial, Inc. for services.  The fair value of the shares, which amounted to $79,000, will be recognized as selling, general and administrative expense in the three months ended September 30, 2011.

On July 25, 2011, the Company received notice of a lawsuit filed in Mexico by Cesar Mangotich Pacheco and Prodinnv, S.A. de C.V. represented by Cesar Mangotich Pacheco. The lawsuit appears to allege conversion of assets, tortious interference and defamation, among other claims. The Company is currently evaluating the lawsuit, conferring with local counsel and translating the documents it has received. The Company’s preliminary assessment is that the lawsuit is completely without merit and intends to vigorously defend its position. The Company has not accrued a loss reserve for this matter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as of June 30, 2011 and our audited consolidated financial statements for the year ended March 31, 2011 included in our Annual Report on Form 10-K, that was filed with the Securities and Exchange Commission on June 3, 2011.

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

6)
As a hydrogel, for management of wounds including itch and pain relief associated with dermal irritation, sores, injuries and ulcers of dermal tissue as a prescription.  As an over-the-counter product, the hydrogel is intended to relieve itch and pain from minor skin irritations, lacerations, abrasions and minor burns. It is also indicated for management of irritation and pain from minor sunburn; and

7)	As a hydrogel, for management and relief of burning, itching and pain experienced with various types of dermatoses including atopic dermatitis and radiation dermatitis.

We do not have the necessary regulatory clearance or approval to market Microcyn in the U.S. as a medical device with an antimicrobial or wound healing indication. In the future we expect to apply with the FDA for clearance as an antimicrobial in a liquid and a hydrogel form and as conducive to wound healing.

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

We believe Microcyn Technology is the only known stable, anti-infective therapeutic available in the world today that simultaneously cures or improves infection while also promoting wound healing through increased blood flow to the wound bed and reduction of chronic inflammation. Also, we believe Microcyn provides significant advantages over current methods of care in the treatment of a wide range of chronic and acute wounds throughout all stages of treatment. These stages include cleaning, debridement, prevention and treatment of infections and wound healing. We believe that unlike antibiotics, antiseptics, growth regulators and other advanced wound care products, Microcyn is the only stable wound care solution that is as safe as saline, and also cures infection while simultaneously accelerating wound healing. Also, unlike most antibiotics, we believe Microcyn does not target specific strains of bacteria, a practice which has been shown to promote the development of resistant bacteria. In addition, our products are shelf stable, non-toxic, require no special preparation and are easy to use.

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

Animal Healthcare

On January 26, 2009, we entered into a commercial agreement with VetCure, Inc., a California corporation, to market and sell our Vetericyn products. VetCure, Inc. later changed its name to Vetericyn, Inc., which, at the time, remained wholly-owned by Mr. Robert Burlingame. This agreement was amended on February 24, 2009 and on July 24, 2009. Pursuant to the agreement, we provide Vetericyn, Inc. with bulk product and Vetericyn, Inc. bottles, packages, and sells Vetericyn products. We receive a fixed amount for each bottle of Vetericyn sold by Vertericyn, Inc. At the time of each of these 2009 transactions, Vetericyn was wholly-owned by Mr. Burlingame, who was also our Director at the time. Mr. Burlingame resigned from our Board on February 10, 2010. After his resignation, Mr. Burlingame continued to own a significant portion of our stock from a transaction with us in 2009. To our knowledge, he ceased being a holder of 5% of our common stock in 2010. The agreement was further amended on June 1, 2010 and November 1, 2010.

On September 15, 2009, we entered a commercial agreement with V&M Industries, Inc., a California corporation, to market and sell our Microcyn over-the-counter liquid and gel products. At the time of the 2009 transaction, V&M Industries, Inc. was wholly-owned by Robert Burlingame, who was also our Director at the time. Mr. Burlingame resigned from our Board on February 10, 2010. After his resignation, Mr. Burlingame continued to own a significant portion of our stock from a transaction with us in 2009. To our knowledge, he ceased being a holder of 5% of our common stock in 2010. V&M Industries, Inc. subsequently changed their name to Innovacyn, Inc. On June 1, 2010, September 1, 2010, and November 1, 2010, we amended this agreement granting Innovacyn, Inc. the exclusive right to sell certain of our over-the-counter products. On May 13, 2010, Innovacyn received confirmation from Health Canada that it has approval to market these veterinary products in the Canadian market as well.

Additionally, beginning July 1, 2011, we will share profits related to Vetericyn and Microcyn over-the-counter sales.

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

On February 14, 2011, we announced that we formed a broad multi-year collaboration with Amneal Enterprises to realize the development and commercial potential of Microcyn Technology.  Amneal Enterprises is an affiliation of independent pharmaceutical marketing, discovery and development companies.  As a part of this collaboration, Quinnova Pharmaceuticals, Inc. (“Quinnova”), an Amneal alliance member, has licensed, with a $500,000 prepayment and ongoing double-digit royalties, the U.S. and Canadian rights to the Microcyn-based dermatology atopic dermatitis hydrogel that received FDA clearance. Future prescription dermatology products can also be licensed for undisclosed upfront payments.  In addition, Quinnova will co-promote the current prescription Microcyn-based wound care products to podiatry professionals in the United States and Canada. Quinnova has a sales force of over 35 people, selling to dermatologists and podiatrists with a complete line of dermatology products.

Additionally, we sold the option to exclusively sell and distribute our proprietary Microcyn®-based acne drug candidate to AmDerma Pharmaceuticals, LLC, an Amneal alliance member, for a one-time non-refundable payment of $500,000.  On June 23, 2011, AmDerma exercise its option to license rights to the drug candidate. We expect to finalize a license agreement, outlining AmDerma’s U.S. and European rights to the product, in the near future. We will retain rights to the “rest of world,” including undisclosed upfront, milestone and royalty payments.

Dental

Our prescription dental partner, OroScience, Inc. has the exclusive right to sell prescription dental products in the United States and Europe subject to certain annual minimum payments and has filed applications for two 510(k) clearances to market Microcyn-based products for use as an oral rinse in liquid form and for oral mucositis in a gel form.

Marketing Abroad

We currently rely on exclusive agreements with country-specific distributors for the sale of Microcyn-based products in Europe, including in Italy, the Netherlands, Germany, Czech Republic, Sweden, Finland and Denmark.

In Mexico, we market our products through our established distribution network and direct sales organization. We have a dedicated contract sales force, including salespeople, nurses and clinical support staff, responsible for selling Microcyn to private and public hospitals and to retail pharmacies.  Our dedicated sales force involving over 30 people in Mexico is focused on the wound care and dermatology markets.  We have also launched a dermatology product, designed to treat acne.

In India, we entered into an exclusive agreement with Alkem Laboratories, a large pharmaceutical company in India, for the sale of Microcyn-based products in India and Nepal.

On January 28, 2011, we entered into an agreement with Tianjin Ascent Import and Export Company, Ltd., a distributor in China, to sell certain of our liquid products, which are currently sold under the product name “Dermacyn” in the United States, into the People’s Republic of China. Pursuant to the agreement, we received a $350,000 non-refundable upfront payment from the distributor in return for exclusivity to sell these liquid products for the first contract year. In order to maintain exclusivity in subsequent years, the distributor will need to meet minimum purchase requirements each contract year. The initial term of the contract is for five years and is cancellable if certain conditions are not met.

On June 26, 2011, we entered into an agreement with Shanghai Sunvic Technology Co. Ltd., a distributor in China, to sell certain of our gel products, which are currently sold under the product name “Microcyn” in the United States, into the People’s Republic of China. The initial term of the contract is for five years and is cancellable if certain conditions are not met.

Throughout the rest of the world, we intend to use strategic partners and distributors who have a significant sales, marketing and distribution presence in their respective countries. We have established partners and distribution channels for our wound care products in Bangladesh, Pakistan, Singapore, United Arab Emirates and Saudi Arabia.

Contract Testing

We also operate a microbiology contract testing laboratory division that provides consulting and laboratory services to medical companies that design and manufacture biomedical devices and drugs, as well as testing on our products and potential products. Our testing laboratory complies with U.S. good manufacturing practices and quality systems regulation.

Comparison of Three Months Ended June 30, 2011 and 2010

Revenues

Total revenues were $2,940,000 during the quarter ended June 30, 2011 compared to $2,264,000 in the prior year period. Product revenues increased $665,000, or 33%, with increases in the U.S, Mexico, Europe, India, and Singapore offset by a decline in the Middle East and China.

Product revenue in the U.S. increased $318,000, or 61%, primarily due to increased demand for animal healthcare products resulting from television advertising and sales initiatives sponsored by our partner, Innovacyn, Inc., and increased demand for our products in the professional human wound care and dermatology markets.  These increases were partially offset by a decline in sales to Union Springs Pharmaceuticals.

Revenue in Mexico increased 38% from the prior year period with 28% growth in sales for the smaller 120 and 240 ml units, and 53% growth in sales of the 5 liter units.  Most of this growth occurred as a result of strong unit growth, price increases and a 7% increase due to the strengthening of the peso.  The unit sales of our 120 and 240-milliliter presentation, which is primarily sold to pharmacies in Mexico, increased 19% from the prior year to a monthly average of 49,700 units compared to 41,700 in the same period last year.

Europe and Rest of World revenue decreased $35,000, down 7% over the prior year period, caused by a decline in sales to the Middle East and China, mostly offset by increases in Europe, India and Singapore.  Sales to Middle East, China and India tend to fluctuate from quarter to quarter.

The following table shows our product revenues by geographic region:

	Three Months Ended June 30,
	2011	2010	Increase	Increase
U.S.	$840,000	$522,000	$318,000	61%
Europe and Rest of World	490,000	525,000	(35,000)	(7)%
Mexico	1,380,000	998,000	382,000	38%
Total	$2,710,000	$2,045,000	$665,000	33%

Service revenue increased $11,000 when compared to the prior year period due to a increase in the number of tests provided by our services business.

Gross Profit

We reported gross profit from our Microcyn products business of $1,920,000, or 71% of product revenues, during the three months ended June 30, 2011, compared to a gross profit of $1,349,000, or 66%, in the prior year period. The improved gross margins represent higher margins in U.S., Europe and Rest of World and Mexico. The higher margins in the U.S. are due to higher units sold and product mix for certain U.S. sales. Our margins in Mexico were 81% during the quarter ended June 30, 2011, compared to 73% in the prior year.

Research and Development Expense

Research and development expense increased to $436,000, or 10%, for the three months ended June 30, 2011, compared to $396,000 in the prior year period. Most of the increase was attributable to studies needed for regulatory approvals and the development of new products.

We expect that our research and development expense will increase over the next few quarters as we incur additional expenses related to laboratory tests, clinical trials and the development and approval of new products.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $142,000, or 4%, to $3,531,000 during the three months ended June 30, 2011, from $3,389,000 during the three months ended June 30, 2010. Primarily, this increase was due to higher sales related costs in Mexico and higher compensation costs in the U.S.

We expect selling, general and administrative expenses to grow slightly in future periods as we incur additional expenses to expand our sales efforts in the U.S., Europe and Mexico markets.

Interest Expense and Interest Income

Interest expense increased $103,000 during the three months ended June 30, 2011 from the three months ended June 30, 2010. Primarily this increase was due to $104,000 of cash interest incurred and $58,000 of non-cash interest incurred during the three months ended June 30, 2011. This interest is primarily related to $2,000,000 borrowed on May 3, 2010 and $1,000,000 borrowed on November 17, 2010 under the Loan and Security Agreement with Venture Lending & Leasing V, Inc. Interest income showed no material change from the same period last year.

Other Expense, Net

Other expense, net increased $84,000 to other expense, net of $92,000 for the three months ended June 30, 2011, from other expense, net of $8,000 for the same period last year. The change in other expense, net was primarily related to the quarterly unrealized foreign exchange gains and losses on intercompany transactions and taxes accrued in Mexico

Derivative Liability

During the three months ended June 30, 2011, we recorded a change in the fair value of our derivative liability of $96,000 and as a result we recorded this amount as non-cash other income. For the three months ended June 30, 2010, we recorded non-cash other income of $88,000. The change in the fair value of our derivative liability was primarily the result of decreases in our stock price and a decrease in the remaining life of the warrants.

Net Loss

Net loss for the three months ended June 30, 2011 was $2,175,000, a decrease of $200,000 from $2,375,000 for the same period in the prior year. The stock compensation charges were $812,000 and $968,000 for the quarters ending June 30, 2011 and 2010 respectively.

Sources of Liquidity

As of June 30, 2011, we had cash and cash equivalents of $5,025,000. Since our inception, substantially all of our operations have been financed through sales of equity securities. Other sources of financing that we have used to date include our revenues, as well as various loans.

Since April 1, 2009, substantially all of our operations have been financed through the following transactions:

•	net proceeds of $1,996,000 received from a private placement of common stock on June 1, 2009;
•	net proceeds of $5,159,000 received from a registered direct offering of common stock on July 30, 2009;
•	proceeds of $4,333,000 received from the exercise of common stock purchase warrants and options;
•	proceeds of $3,000,000 received from the issuance of a debt instrument in the year ended March 31, 2011; and
•	proceeds of $1,500,000 received from the issuance of a debt instrument in the three months ended June 30, 2011 (as described below).

On June 29, 2011, we entered into a Loan and Security Agreement and a Supplement to the Loan and Security Agreement with Venture Lending & Leasing  VI, Inc. to borrow up to an aggregate of up to $2,500,000 (collectively, the “VLL6 Agreements”).  The VLL6 Agreements provide for a first tranche of $1,500,000 and, upon meeting certain financial milestones, we may borrow a second tranche of $1,000,000. The loan is secured by assets of our Company including intellectual property. On June 29, 2011, we borrowed $1,500,000 on the first tranche. The cash interest or “streaming” rate on the loan is 10%. For the first nine months, we will make monthly interest-only payments set at $12,500 through March 29, 2012. Thereafter, we will make principal and interest payments of $56,250 per month through September 29, 2014. Additionally, we will make a final balloon payment of $116,505 on September 29, 2014, resulting in an effective interest rate of 13%.

In connection with the VLL6 Agreements, we issued a warrant to Venture Lending & Leasing VI, LLC for the purchase of 226,325 shares of our common stock at a purchase price per share equal to $1.657.  If we become eligible to draw the second tranche of the loan, we will be obliged to issue a second warrant with coverage equal to $62,500 for the purchase of additional shares of our common stock at a strike price equal to the 10-day volume-weighted average price (“VWAP”) ending on the trading day prior to the date we satisfy the second tranche milestone.  If we draw on the second tranche, we will be obliged to issue a third warrant with coverage equal to $62,500 for the purchase of additional shares of our common stock at a strike price equal to the 10-day VWAP ending on the trading day prior to the borrowing date of the loan funded on the second tranche (collectively, the “Warrants”). The Warrants have a cashless exercise feature.  The Warrants expire on November 30, 2018.

The Warrants may be put back to us for $937,500 cash, which will increase to $1,093,750 if we become eligible to draw the second tranche of the loan, and which will increase to $1,250,000 if we draw the additional $1,000,000 on the second tranche.  The put feature is available to the holder for 60 days after the first of the following to occur: (i) a change in control of our company, (ii) the closing of at least $20,000,000 of additional equity financing, or (iii) July 31, 2015.

Cash Flows

As of June 30, 2011, we had cash and cash equivalents of $5,025,000, compared to $4,371,000 at March 31, 2011.

Net cash used in operating activities during the three months ended June 30, 2011 was $529,000 primarily due to the $2,175,000 net loss for the period which was offset in part by non-cash transactions during the three months ended June 30, 2011, including $812,000 of stock-based compensation, and an $96,000 gain on the fair value adjustment of our derivative liability and an increase in our accrued liabilities of $530,000.

Net cash used in operating activities during the three months ended June 30, 2010 was $1,494,000 primarily due to the $2,375,000 net loss for the period which was offset in part by non-cash transactions during the three months ended June 30, 2010, including $968,000 of stock-based compensation, and an $88,000 gain on the fair value adjustment of our derivative liability.

Net cash provided by financing activities was $1,259,000 the three months ended June 30, 2011, primarily due to the issuance of $1,500,000 of debt which was offset by payments of $257,000 of outstanding debt during the period. We also received $16,000 in connection with the exercise of stock options.

Net cash provided by financing activities was $1,938,000 the three months ended June 30, 2010, primarily due to the issuance of $2,000,000 of debt which was offset by payments of $71,000 of outstanding debt during the period. We also received $9,000 in connection with the exercise of stock options.

Operating Capital and Capital Expenditure Requirements

We incurred a net loss of $2,175,000 for the three months ended June 30, 2011. At June 30, 2011 our accumulated deficit amounted to $127,160,000 and at March 31, 2011, our accumulated deficit amounted to $124,985,000. At June 30, 2011, our working capital amounted to $3,481,000.

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

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On July 25, 2011, we received notice of a lawsuit filed in Mexico by Cesar Mangotich Pacheco and Prodinnv, S.A. de C.V. represented by Cesar Mangotich Pacheco. The lawsuit appears to allege conversion of assets, tortious interference and defamation, among other claims. We are currently evaluating the lawsuit, conferring with local counsel and translating the documents we have received. Our preliminary assessment is that the lawsuit is completely without merit and we intend to vigorously defend our position.

Our Company, on occasion, may be involved in legal matters arising in the ordinary course of its business. While management believes that such matters are currently insignificant, matters arising in the ordinary course of business for which we are or could become involved in litigation may have a material adverse effect on its business, financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011, as filed with the SEC on June 3, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 29, 2011, in connection with the Loan and Security Agreement and a Supplement to the Loan and Security Agreement that we entered into with Venture Lending & Leasing  VI, Inc., we issued a warrant to Venture Lending & Leasing VI, LLC for the purchase of 226,325 shares of our common stock at a purchase price per share equal to $1.657.  If we become eligible to draw the second tranche of the loan, we will be obliged to issue a second warrant with coverage equal to $62,500 for the purchase of additional shares of our common stock at a strike price equal to the 10-day volume-weighted average price (“VWAP”) ending on the trading day prior to the date we satisfy the second tranche milestone.  If we draw on the second tranche, we will be obliged to issue a third warrant with coverage equal to $62,500 for the purchase of additional shares of our common stock at a strike price equal to the 10-day VWAP ending on the trading day prior to the borrowing date of the loan funded on the second tranche (collectively, the “Warrants”). The Warrants have a cashless exercise feature.  The Warrants expire on November 30, 2018.

The Warrants may be put back to us for $937,500 cash, which will increase to $1,093,750 if we become eligible to draw the second tranche of the loan, and which will increase to $1,250,000 if we draw the additional $1,000,000 on the second tranche.  The put feature is available to the holder for 60 days after the first of the following to occur: (i) a change in control of our company, (ii) the closing of at least $20,000,000 of additional equity financing, or (iii) July 31, 2015.

With respect to the issuance of our Warrants as described above, we relied on the Section 4(2) exemption from securities registration under the federal securities laws for transactions not involving a public offering. No advertising or general solicitation was employed in the offering of the Warrants. The Warrants were issued to accredited investors. The Warrants were offered for investment purposes only and not for the purpose of resale or distribution and the transfer thereof was appropriately restricted by us.

Item 3. Default Upon Senior Securities

We did not default upon any senior securities during the quarter ended June 30, 2011.

Item 4. Removed and Reserved

Item 5. Other Information

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On June 16, 2011, the Compensation Committee of the Board of Directors granted a cash bonus of $240,000 to Hojabr Alimi, our Chairman of the Board of Directors and Chief Executive Officer. This bonus was granted pursuant to the FY 2011 Bonus Plan for meeting his target milestones.

Item 6. Exhibits

Exhibit Number	Description

3.1
Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc. (included as Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended March 31, 2007, and incorporated herein by reference).

3.2
Amended and Restated Bylaws, as Amended of Oculus Innovative Sciences, Inc., effective November 3, 2010 (included as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, and incorporated herein by reference).

4.1
Specimen Common Stock Certificate (included as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

4.2
Warrant to Purchase Series A Preferred Stock of Oculus Innovative Sciences, Inc. by and between the Company and Venture Lending & Leasing III, Inc., dated April 21, 2004 (included as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

4.3
Warrant to Purchase Series B Preferred Stock of Oculus Innovative Sciences, Inc. by and between the Company and Venture Lending & Leasing IV, Inc., dated June 14, 2006 (included as Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

4.4
Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

4.5
Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

4.6
Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.11 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

4.7
Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.12 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

4.8
Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 13, 2007, and incorporated herein by reference).

4.9
Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 28, 2008, and incorporated herein by reference).

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

4.12
Form of Common Stock Purchase Warrant for July 2009 offering (included as Exhibit 4.15 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference)

4.13
Warrant to Purchase Shares of Common Stock of Oculus Innovative Sciences, Inc. issued to Venture Lending & Leasing V, LLC (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 6, 2010, and incorporated herein by reference).

4.14
Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. issued to Venture Lending & Leasing VI, LLC (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 6, 2011 and incorporated herein by reference).

10.1
Form of Indemnification Agreement between Oculus Innovative Sciences, Inc.and its officers and directors (included as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

10.2
Amended and Restated Oculus Innovative Sciences, Inc. 2006 Stock Incentive Plan and related form stock option plan agreements (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 2, 2007, and incorporated herein by reference).

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

10.8
Office Lease Agreement, dated October 26, 1999, between Oculus Innovative Sciences, Inc. and RNM Lakeville, L.P. (included as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

10.9
Amendment to Office Lease No. 1, dated September 15, 2000, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

10.10
Amendment to Office Lease No. 2, dated July 29, 2005, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

10.11
Amendment No. 3 to Lease, dated August 23, 2006, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

10.12
Amendment No. 4 to Lease, dated September 13, 2007, by and between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2008, and incorporated herein by reference).

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

10.18
Stock Purchase Agreement, dated June 16, 2005, by and between Oculus Innovative Sciences, Inc., Quimica Pasteur, S de R.L., Francisco Javier Orozco Gutierrez and Jorge Paulino Hermosillo Martin (included as Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

10.19
Framework Agreement, dated June 16, 2005, by and among Javier Orozco Gutierrez, Quimica Pasteur, S de R.L., Jorge Paulino Hermosillo Martin, Oculus Innovative Sciences, Inc. and Oculus Technologies de Mexico, S.A. de C.V. (included as Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

10.20
Mercantile Consignment Agreement, dated June 16, 2005, between Oculus Technologies de Mexico, S.A. de C.V., Quimica Pasteur, S de R.L. and Francisco Javier Orozco Gutierrez (included as Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

10.21
Partnership Interest Purchase Option Agreement, dated June 16, 2005, by and between Oculus Innovative Sciences, Inc. and Javier Orozco Gutierrez (included as Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

10.22
Termination of Oculus Innovative Sciences, Inc. and Oculus Technologies de Mexico, S.A. de C.V.’s Agreements with Quimica Pasteur, S de R.L. by Jorge Paulino Hermosillo Martin (translated from Spanish) (included as Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

10.23
Termination of Oculus Innovative Sciences, Inc. and Oculus Technologies de Mexico, S.A. de C.V.’s Agreements with Quimica Pasteur, S de R.L. by Francisco Javier Orozco Gutierrez (translated from Spanish) (included as Exhibit 10.29 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

10.24
Director Agreement, dated November 8, 2006, by and between Oculus Innovative Sciences, Inc. and Robert Burlingame (included as Exhibit 10.34 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

10.25†
Exclusive Marketing Agreement, dated December 5, 2005, by and between Oculus Innovative Sciences, Inc. and Alkem Laboratories Ltd (included as Exhibit 10.35 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

10.26
Securities Purchase Agreement, dated August 7, 2007, by and between Oculus Innovative Sciences, Inc. and purchasers identified on the signatures pages thereto (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 13, 2007, and incorporated herein by reference).

10.27
Registration Rights Agreement, dated August 7, 2007, by and between Oculus Innovative Sciences, Inc. and purchasers identified on signatures pages thereto (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 13, 2007, and incorporated herein by reference).

10.28
Form of Securities Purchase Agreement, dated March 27, 2008, by and between Oculus Innovative Sciences, Inc. and each investor signatory thereto (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 28, 2008, and incorporated herein by reference).

10.29
Purchase Agreement by and between Oculus Innovative Sciences, Inc. and Robert Burlingame, dated January 26, 2009 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 29, 2009 and incorporated herein by reference).

10.30
Purchase Agreement by and between Oculus Innovative Sciences, Inc. and Non-Affiliated Investors, dated January 26, 2009 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 29, 2009 and incorporated herein by reference).

10.31
Revenue Sharing Distribution Agreement by and between Oculus Innovative Sciences, Inc. and VetCure, Inc., dated January 26, 2009 (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 29, 2009 and incorporated herein by reference).

10.32
Purchase Agreement by and between Oculus Innovative Sciences, Inc. and accredited investors, dated February 6, 2009 (included as Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2010 and incorporated herein by reference).

10.33
Purchase Agreement by and between Oculus Innovative Sciences, Inc., Robert Burlingame and Seamus Burlingame, dated February 24, 2009 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 27, 2009 and incorporated herein by reference).

10.34
Amendment to Revenue Sharing Distribution Agreement by and between Oculus Innovative Sciences, Inc. and Vetericyn, Inc., dated February 24, 2009 (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed February 27, 2009 and incorporated herein by reference).

10.35
Agreement by and between Oculus Innovative Sciences, Inc. and Robert C. Burlingame, dated April 1, 2009 (included as Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed on June 11, 2009 and incorporated herein by reference).

10.36
Microcyn U.S. Commercial Launch Agreement, by and between Oculus Innovative Sciences, Inc. and Advocos, dated April 24, 2009 (included as Exhibit 10.53 to the Company’s Current Report on Form 10-K filed on June 11, 2009 and incorporated herein by reference).

10.37
Amendment No. 5 to Lease by and between Oculus Innovative Sciences, Inc. and RNM Lakeville, LLC, dated May 18, 2009 (included as Exhibit 10.54 to the Company’s Current Report on Form 10-K filed on June 11, 2009 and incorporated herein by reference).

10.38
Engagement Agreement by and between Oculus Innovative Sciences, Inc. and Dawson James Securities, Inc., dated April 10, 2009, (included as Exhibit 10.55 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).

10.39
Letter Agreement by and between Oculus Innovative Sciences, Inc. and Dawson James Securities, Inc., dated July 2, 2009, (included as Exhibit 10.56 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).

10.40
Letter Agreement by and between Oculus Innovative Sciences, Inc. and Dawson James Securities, Inc., dated July 10, 2009, (included as Exhibit 10.57 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).

10.41
Warrant Purchase Agreement by and between Oculus Innovative Sciences, Inc. and Dawson James Securities, Inc., dated July 13, 2009, (included as Exhibit 10.58 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).

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

10.44†
Amendment No. 2 to Revenue Sharing, Partnership and Distribution Agreement between the Oculus Innovative Sciences, Inc. and Vetericyn, Inc., dated July 24, 2009 (refiled as Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2010 filed April 29, 2011, and incorporated herein by reference).

10.45†
Amendment No. 3 to Revenue Sharing, Partnership and Distribution Agreement between Oculus Innovative Sciences, Inc. and Vetericyn, Inc. dated June 1, 2010 (refiled as Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2010 filed April 29, 2011 and incorporated herein by reference).

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

10.52
Amendment No. 6 to Lease by and between Oculus Innovative Sciences, Inc. and RNM Lakeville, L.P., dated May 31, 2011 (included as Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed June 3, 2011, and incorporated herein by reference).

10.53
Loan and Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing VI, Inc., dated June 29, 2011 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 6, 2011 and incorporated herein by reference).

10.54
Supplement to the Loan and Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing VI, Inc., dated June 29, 2011 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).

10.55
Amendment No. 1 to the Loan and Security Agreement and Supplement to the Loan and Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, Inc., dated June 29, 2011 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).

10.56
Intellectual Property Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing VI, Inc., dated June 29, 2011 (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).

10.57
Intellectual Property Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, Inc., dated June 29, 2011 (included as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).

10.58*††	Distribution Agreement between Oculus Innovative Sciences, Inc. and Shanghai Sunvic Technology Co. Ltd., dated June 26, 2011.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Confidential treatment has been granted with respect to certain portions of this agreement.

††	Confidential treatment has been requested with respect to certain portions of this agreement.

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

OCULUS INNOVATIVE SCIENCES, INC.

Date: August 4, 2011	By:	/s/ Hojabr Alimi
Hojabr Alimi
Chairman of the Board of Directors and Chief
Executive Officer (Principal Executive Officer)

Date: August 4, 2011	By:	/s/ Robert Miller
Robert Miller
Chief Financial Officer
(Principal Financial Officer)