Form 10-Q/A
period 2011-06-30
Oculus Innovative Sciences, Inc.
filed 2011-08-09
CIK 1367083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to
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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Oculus Innovative Sciences, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (the “Form 10-Q”) is to furnish the interactive data files as required by Rule 405 of Regulation S-T. Exhibit 101 to this Amendment No. 1 provides the following materials from the Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) consolidated statements of cash flows, and (iv) the notes to the consolidated financial statements. This Amendment is an exhibit-only filing.

Except as set forth above, no other changes have been made to the Form 10-Q, and this Amendment No. 1 does not amend, update or change any other items or disclosure found in the Form 10-Q. Further, this Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No. 1.

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

10.1††
Distribution Agreement between Oculus Innovative Sciences, Inc. and Shanghai Sunvic Technology Co. Ltd., dated June 26, 2011 (included as Exhibit 10.58 to the Company’s Quarterly Report on Form 10-Q filed August 4, 2011 and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Extension Calculation Linkbase.

101.DEF*	XBRL Extension Definition Linkbase.

101.LAB*	XBRL Extension Label Linkbase.

101.PRE*	XBRL Extension Presentation Linkbase.

*	Filed herewith.

††	Confidential treatment has been requested with respect to certain portions of this agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCULUS INNOVATIVE SCIENCES, INC.

Date: August 9, 2011	By:	/s/ Hojabr Alimi
Hojabr Alimi
Chairman of the Board of Directors and Chief
Executive Officer (Principal Executive Officer)

Date: August 9, 2011	By:	/s/ Robert Miller
Robert Miller
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)