Form 10-Q
period 2011-09-30
Oculus Innovative Sciences, Inc.
filed 2011-11-03
CIK 1367083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of November 3, 2011, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 26,902,200.

OCULUS INNOVATIVE SCIENCES, INC.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

	September 30, 2011	March 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,622	$4,371
Accounts receivable, net	2,074	2,094
Inventories, net	887	733
Prepaid expenses and other current assets	339	611
Total current assets	6,922	7,809
Property and equipment, net	722	802
Other assets	119	53
Total assets	$7,763	$8,664
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$605	$669
Accrued expenses and other current liabilities	736	694
Deferred revenue	1,895	1,808
Current portion of long-term debt, net of debt discount of $504 and $237 at September 30, 2011 and March 31, 2011, respectively	852	907
Derivative liability	119	337
Total current liabilities	4,207	4,415
Deferred revenue	147	160
Long-term debt, net of debt discount of $1,005 and $354 at September 30, 2011 and March 31, 2011, respectively, less current portion	1,701	1,638
Put warrant liability	1,844	750
Total liabilities	7,899	6,963
Commitments and Contingencies
Stockholders’ (Deficit) Equity:
Convertible preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2011 (unaudited) and March 31, 2011	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 26,857,200 and 26,576,302 shares issued and outstanding at September 30, 2011 (unaudited) and March 31, 2011, respectively	3	3
Additional paid-in capital	130,935	129,584
Accumulated other comprehensive loss	(3,075)	(2,901)
Accumulated deficit	(127,999)	(124,985)
Total stockholders’ (deficit) equity	(136)	1,701
Total liabilities and stockholders’ (deficit) equity	$7,763	$8,664

See accompanying notes.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Revenues
Product	$3,390	$2,282	$6,100	$4,327
Service	273	184	503	403
Total revenues	3,663	2,466	6,603	4,730
Cost of revenues
Product	668	638	1,458	1,334
Service	217	155	418	334
Total cost of revenues	885	793	1,876	1,668
Gross profit	2,778	1,673	4,727	3,062
Operating expenses
Research and development	560	553	996	949
Selling, general and administrative	2,848	2,765	6,379	6,154
Total operating expenses	3,408	3,318	7,375	7,103
Loss from operations	(630)	(1,645)	(2,648)	(4,041)
Interest expense	(230)	(88)	(392)	(147)
Interest income	1	1	2	1
Change in fair value of derivative liability	121	166	218	254
Other expense, net	(101)	(83)	(194)	(91)
Net loss	$(839)	$(1,649)	$(3,014)	$(4,024)
Net loss per common share: basic and diluted	$(0.03)	$(0.06)	$(0.11)	$(0.15)
Weighted-average number of shares used in per common share calculations:
Basic and diluted	26,828	26,321	26,771	26,268
Other comprehensive loss, net of tax
Net loss	$(839)	$(1,649)	$(3,014)	$(4,024)
Foreign currency translation adjustments	(174)	125	(207)	23
Other comprehensive loss	$(1,013)	$(1,524)	$(3,221)	$(4,001)

See accompanying notes.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(3,014)	$(4,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	166	185
Stock-based compensation	1,327	1,487
Change in fair value of derivative liability	(218)	(254)
Non-cash interest expense	175	60
Foreign currency transaction losses	57	4
Changes in operating assets and liabilities:
Accounts receivable	(163)	(193)
Inventories	(218)	(84)
Prepaid expenses and other current assets	256	208
Accounts payable	(47)	—
Accrued expenses and other liabilities	211	(111)
Net cash used in operating activities	(1,468)	(2,722)
Cash flows from investing activities:
Change in long-term deposits	(72)	10
Purchases of property and equipment	(102)	(63)
Net cash used in investing activities	(174)	(53)
Cash flows from financing activities:
Proceeds from the exercise of common stock options and warrants	24	16
Proceeds from issuance of long-term debt	1,500	2,000
Principal payments on long-term debt	(575)	(148)
Net cash provided by financing activities	949	1,868
Effect of exchange rate on cash and cash equivalents	(56)	16
Net decrease in cash and cash equivalents	(749)	(891)
Cash and equivalents, beginning of period	4,371	6,258
Cash and equivalents, end of period	$3,622	$5,367
Supplemental disclosure of cash flow information:
Cash paid for interest	$217	$87
Equipment financed	$—	$40
Non-cash financing activities:
Debt discount in connection with long-term debt	$1,094	$500

See accompanying notes.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Organization and Summary of Significant Accounting Policies

Organization

Oculus Innovative Sciences, Inc. (the “Company”) was incorporated under the laws of the State of California in April 1999 and was reincorporated under the laws of the State of Delaware in December 2006. The Company’s principal office is located in Petaluma, California. The Company develops, manufactures and markets a family of tissue care products that, based on country specific regulatory clearances, is designed for a variety of indications ranging from wound care dressing, irrigation and management to treating infection and enhancing healing while reducing the need for antibiotics. The Company’s platform technology, called Microcyn®, is a proprietary solution of electrically charged oxychlorine small molecules designed to treat a wide range of organisms that cause disease (pathogens).

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2011 and for the three and six months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual audited consolidated financial statements. The unaudited condensed consolidated balance sheet as of September 30, 2011, condensed consolidated statements of operations for the three and six months ended September 30, 2011 and 2010, and the condensed consolidated statements of cash flows for the six months ended September 30, 2011 and 2010 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and six months ended September 30, 2011 are not necessarily indicative of results to be expected for the year ending March 31, 2012 or for any future interim period. The condensed consolidated balance sheet at March 31, 2011 has been derived from audited consolidated financial statements. However, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended March 31, 2011, and notes thereto included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on June 3, 2011.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Significant estimates and assumptions include reserves and write-downs related to receivables and inventories, the recoverability of long-lived assets, deferred taxes and related valuation allowances, valuation of equity and derivative instruments, and debt discounts. Periodically, the Company evaluates and adjusts estimates accordingly. The allowance for uncollectible accounts receivable balances amounted to $49,000 and $62,000, which are included in accounts receivable, net in the accompanying September 30, 2011 and March 31, 2011 condensed consolidated balance sheets, respectively. The reserve for excess and obsolete inventory balances amounted to $76,000 and $158,000, which are included in inventories, net in the accompanying September 30, 2011 and March 31, 2011 condensed consolidated balance sheets, respectively.

Net Loss per Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic loss per share for the three and six months ended September 30, 2011 and 2010 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	September 30,
	2011	2010
	(in thousands)
Options to purchase common stock	5,603	4,443
Warrants to purchase common stock	9,602	9,297
	15,205	13,740

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company classifies common stock purchase warrants and other free standing derivative financial instruments as equity if the contracts (i) require physical settlement or net-share settlement or (ii) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (iii) contracts that contain reset provisions as either an asset or a liability. The Company assesses classification of its freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company determined that its freestanding derivatives, which principally consist of warrants to purchase common stock, satisfied the criteria for classification as equity instruments at September 30, 2011, other than certain warrants that contain reset provisions that the Company classified as derivative liabilities as more fully described in Note 5.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Financial liabilities measured at fair value on a recurring basis are summarized below:

	Fair value measurements (in thousands) at September 30, 2011 using
	September 30, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Fair value of warrant obligations (Note 5)	$119	—	—	$119

	Fair value measurements (in thousands) at March 31, 2011 using
	March 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Fair value of warrant obligations (Note 5)	$337	—	—	$337

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

Note 2. Liquidity and Financial Condition

The Company incurred a net loss of $3,014,000 for six months ended September 30, 2011. At September 30, 2011, the Company’s accumulated deficit amounted to $127,999,000. The Company had working capital of $2,715,000 as of September 30, 2011. The Company may raise additional capital from external sources in order to continue the longer term efforts contemplated under its business plan. The Company expects to continue incurring losses for the foreseeable future and may raise additional capital to pursue its product development initiatives, penetrate markets for the sale of its products and continue as a going concern.

On June 29, 2011, the Company entered into a Loan and Security Agreement and a Supplement to the Loan and Security Agreement with Venture Lending & Leasing VI, Inc. to borrow up to an aggregate of up to $2,500,000 (collectively, the “VLL6 Agreements”).  The VLL6 Agreements provide for a first tranche of $1,500,000 and, upon meeting certain financial milestones, the Company may borrow a second tranche of $1,000,000.  On June 29, 2011, the Company borrowed $1,500,000 on the first tranche (Note 3). On September 30, 2011, the Company met the financial milestones and expects to borrow the second tranche of $1,000,000 prior to November 30, 2011.

The Company currently anticipates that its cash and cash equivalents and the anticipated borrowing of the second tranche of $1,000,000 under the VLL6 Agreements will be sufficient to meet its working capital requirements to continue its sales and marketing and research and development through at least October 1, 2012. However, in order to execute the Company’s long-term Microcyn product development strategy and to penetrate new and existing markets, the Company may need to raise additional funds, through public or private equity offerings, debt financings, corporate collaborations or other means. The Company may raise additional capital to pursue its product development initiatives and penetrate markets for the sale of its products.

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

Note 3. Condensed Consolidated Balance Sheets

Inventories

Inventories consisted of the following (in thousands):

	September 30, 2011	March 31, 2011
	(unaudited)
Raw materials	$504	$482
Finished goods	459	409
	963	891
Less: inventory allowances	(76)	(158)
	$887	$733

 Notes Payable

On June 29, 2011, the Company entered into a Loan and Security Agreement and a Supplement to the Loan and Security Agreement with Venture Lending & Leasing VI, Inc. to borrow up to an aggregate of $2,500,000 (collectively, the “VLL6 Agreements”).  The VLL6 Agreements provide for a first tranche of $1,500,000 and, upon meeting certain milestones, the Company became eligible to borrow an additional $1,000,000.  The loan is secured by the assets of the Company.  On June 29, 2011, the Company borrowed $1,500,000 on the first tranche.  The cash interest or “streaming” rate on the loan is 10%.  For the first nine months, the Company will make monthly interest-only payments set at $12,500.  Thereafter, the Company will make principal and interest payments of $56,250 per month for thirty months.  Additionally, the Company will make a final balloon payment of $116,505 on September 29, 2014, resulting in an effective interest rate of 13%. During the three and six months ended September 30, 2011, the Company made interest payments of $14,000 and $39,000, respectively.

At the time the Company borrows the additional funds pursuant to the second tranche, the Company will make interest-only payments for nine months following the commencement of the second tranche.  Following the interest-only period, the second tranche will be amortized over thirty months, with a final payment due equal to 7.767% of the amount funded.

In connection with the VLL6 Agreements, the Company issued a warrant to Venture Lending & Leasing VI, LLC for the purchase of 226,325 shares of the Company’s common stock at a purchase price per share equal to $1.657. On September 30, 2011, the Company became eligible to draw the second tranche of the loan and issued a second warrant with coverage equal to $62,500 for the purchase of additional shares of common stock at a strike price equal to the 10-day volume-weighted average price (“VWAP”) ending on the trading day prior to the date the Company satisfied the second tranche milestones.  On September 30, 2011, the Company issued the second warrant for the purchase of 39,100 shares of common stock at an exercise price of $1.5985 per share. If the Company draws on the second tranche, it will be obliged to issue a third warrant with coverage equal to $62,500 for the purchase of additional shares of the Company’s common stock at a strike price equal to the 10-day VWAP ending on the trading day prior to the borrowing date of the loan funded on the second tranche (collectively, the “Warrants”). The Warrants have a cashless exercise feature.  The Warrants expire on November 30, 2018.  Additionally, the Warrants related to the first tranche may be put back to the Company for $937,500 cash, this amount increased to $1,093,750 on September 30, 2011 when the Company became eligible to draw the second tranche of the loan. This amount will increase to $1,250,000 if the Company draws the additional $1,000,000 on the second tranche. The put feature is available to the holder for 60 days after the first of the following to occur: (i) a change in control of the Company, (ii) the closing of at least $20,000,000 of additional equity financing, or (iii) July 31, 2015.

The Company recorded the $1,093,750 cash value of the warrants as a put warrant liability and a corresponding amount of $1,093,750 was recorded as a discount on the note payable. The discount will be accreted to non-cash interest expense over the term of the loan using the effective interest method. For the three and nine months ended September 30, 2011, the Company recorded $59,000 of non-cash interest related to the note. The remaining balance of the discount on note payable amounted to $1,034,750 at September 30, 2011, of which $258,000 is included in the current portion of long-term debt, net, in the accompanying condensed consolidated balance sheet.  The remaining balance of the note amounted to $1,500,000 at September 30, 2011, of which $200,000 is included in the current portion of long-term debt in the accompanying condensed consolidated balance sheet.

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

Employment Agreements

As of September 30, 2011, the Company had employment agreements in place with five of its key executives. The agreements provide, among other things, for the payment of six to twenty-four months of severance compensation for terminations under certain circumstances. With respect to these agreements, at September 30, 2011, potential severance amounted to $1,918,000 and aggregated annual salaries amounted to $1,360,000.

Commercial Agreements

On May 8, 2007, and June 11, 2007, the Company entered into separate commercial agreements with two unrelated customers granting such customers the exclusive right to sell the Company’s products in specified territories and/or for specified uses. Both customers are required to maintain certain minimum levels of purchases of the Company’s products in order to maintain the exclusive right to sell the Company’s products. Nonrefundable up-front payments amounting to $625,000 were paid under these agreements and were recorded as deferred revenue.  On April 16, 2010, the Company terminated the exclusive agreement with one of the customers. Accordingly, during the three months ended September 30, 2010, the Company recorded as revenue the remaining balance of the unamortized upfront fees which amounted to $210,000. For the three months ended September 30, 2011 and 2010, the Company recorded revenues of $7,000, respectively, and for the six months ended September 30, 2011 and 2010, the Company recorded revenues of $14,000 and $224,000, respectively, related to the non-refundable upfront payments. These amounts were included in product revenue in the accompanying condensed consolidated statements of operations.

On January 28, 2011, the Company entered into an agreement with a distributor in China to sell specific Company products into the People’s Republic of China. Pursuant to the agreement, the distributor paid a $350,000 non-refundable upfront payment for which they were given exclusivity to sell these products for the first contract year. The upfront fee will be amortized on a straight line basis over the first contract year. During the three and six months ended September 30, 2011, the Company recorded revenue of $89,000 and $178,000, respectively, related to the upfront fee which is included in product revenue in the accompanying condensed consolidated statement of operations. In order to maintain exclusivity in subsequent years, the distributor will need to meet minimum purchase requirements each contract year. The initial term of the contract is for five years and the contract is cancellable if certain conditions are not met.

Agreements with Related Party

On January 26, 2009, the Company entered into a commercial agreement with VetCure, Inc., a California corporation, to market and sell its Vetericyn products. VetCure, Inc. later changed its name to Vetericyn, Inc., which, at the time, remained wholly-owned by Mr. Robert Burlingame. This agreement was amended on February 24, 2009 and on July 24, 2009, and further amended on June 1, 2010 and November 1, 2010. Pursuant to the agreement, the Company provides Vetericyn, Inc. with bulk product and Vetericyn, Inc. bottles, packages, and sells Vetericyn products.  The Company receives a fixed amount for each bottle of Vetericyn sold by Vetericyn, Inc. At the time of each of these 2009 transactions, Vetericyn was wholly-owned by Mr. Burlingame, who was also a Director at the time. Mr. Burlingame resigned from the Board on February 10, 2010.  After his resignation, Mr. Burlingame continued to own a significant portion of the Company’s stock from a transaction in 2009. To the Company’s knowledge, he ceased being a holder of 5% of its common stock in 2010.

On September 15, 2009, the Company entered a commercial agreement with V&M Industries, Inc., a California corporation, to market and sell its Microcyn over-the-counter liquid and gel products.  On June 1, 2010, September 1, 2010, and November 1, 2010, the Company amended this agreement granting Innovacyn, Inc. the exclusive right to sell certain of its over-the-counter products. At the time of the 2009 transaction, V&M Industries, Inc. was wholly-owned by Robert Burlingame, who was also our Director at the time. Mr. Burlingame resigned from the Company’s Board on February 10, 2010. After his resignation, Mr. Burlingame continued to own a significant portion of the Company’s common stock from a transaction in 2009.  To the Company’s knowledge, he ceased being a holder of 5% of the Company’s common stock in 2010.  V&M Industries, Inc. has subsequently changed their name to Innovacyn, Inc.

Additionally, beginning July 1, 2011, the Company shares profits related to Vetericyn and Microcyn over-the-counter sales. During the three months ended September 30, 2011 and 2010, the Company recorded revenue related to these agreements in the amounts of $1,176,000 and $747,000, respectively. During the six months ended September 30, 2011 and 2010, the Company recorded revenue related to these agreements in the amounts of $1,739,000 and $1,108,000, respectively. The revenue is recorded in product revenues in the accompanying condensed consolidated statements of operations. At September 30, 2011 and March 31, 2011, the Company had outstanding accounts receivable of $259,000 and $118,000, respectively, related to the Innovacyn agreement.

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

Due to its liquidity circumstances, QP was unable to sustain operations without the Company’s subordinated financial and management support. Accordingly, QP was deemed to be a variable interest entity in accordance with Topic 810 and its results were consolidated with the Company’s consolidated financial statements for the period of September 16, 2005 through March 26, 2006, the effective termination date of the distribution and related agreement, without such option having been exercised.

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

Note 5. Derivative Liability

The Company deems financial instruments which do not have fixed settlement provisions to be derivative instruments. The common stock purchase warrants issued with the Company’s August 13, 2007 private placement, and the common stock purchase warrants issued to the placement agent in the transaction, do not have fixed settlement provisions because their exercise prices may be lowered if the Company issues securities at lower prices in the future. The Company was required to include the reset provisions in order to protect the warrant holders from the potential dilution associated with future financings. At issuance, the warrants were recognized as equity instruments and have since been re-characterized as derivative liabilities. Accordingly, the warrant obligations are adjusted to fair value at the end of each reporting period with the change in value reported in the statement of operations. Such fair values were estimated using the Black-Scholes valuation model. Although the Company determined the common stock warrants include an implied down-side protection feature, it performed a Monte-Carlo simulation and concluded that the value of the feature is de minimis and the use of the Black-Scholes valuation model is considered to be a reasonable method to value the warrants. The Company will continue to adjust the warrant liability for changes in fair value until the earlier of the exercise, at which time the liability will be reclassified to stockholders’ deficit, or expiration of the warrants.

The derivative liabilities were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	September 30, 2011	March 31, 2011
Expected life	1.37 years	1.87 years
Risk-free interest rate	0.13%	0.61%
Dividend yield	0.00%	0.00%
Volatility	83%	83%
Warrants outstanding	725,866	725,866
Fair value of warrants	$119,000	$337,000

The fair value of the derivative liability decreased to $119,000 at September 30, 2011 from $337,000 at March 31, 2011. Accordingly, the Company decreased the derivative liability by $218,000 to reflect the change in fair value at September 30, 2011. This amount is included as a change in the fair value of derivative instruments in the accompanying consolidated statement of operations for the six months ended September 30, 2011. The fair value of the derivative liability decreased to $218,000 at September 30, 2010 from $472,000 at March 31, 2010. Accordingly, the Company decreased the derivative liability by $254,000 to reflect the change in fair value at September 30, 2010. This amount is included as a change in the fair value of derivative instruments in the accompanying consolidated statement of operations for the six months ended September 30, 2010. The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Six Months Ended September 30,
	2011	2010
Beginning balance	$(337)	$(472)
Net unrealized gain	218	254
Ending balance	$(119)	$(218)

 Note 6. Stockholders’ (Deficit) Equity

Common Stock Issued to Service Providers

On April 24, 2009, the Company entered into an agreement with Advocos LLC, a contract sales organization that serves as part of the Company’s sales force for the sale of wound care products in the United States. Pursuant to the agreement, the Company agreed to pay the contract sales organization a monthly fee and potential bonuses that will be based on achievement of certain levels of sales. Additionally, the Company agreed to issue the contract sales organization shares of common stock as compensation for its services. The Company has determined that the fair value of the common stock was more readily determinable than the fair value of the services rendered. Accordingly, the Company recorded the fair market value of the stock as compensation expense. During the three months ended September 30, 2011 and 2010, the Company issued 24,587 and 10,436 shares of common stock, respectively, in connection with this agreement.  During the six months ended September 30, 2011 and 2010, the Company issued 49,587 and 20,691 shares of common stock, respectively, in connection with this agreement. During the three months ended September 30, 2011 and 2010, the Company recorded $44,000 and $19,000 of stock compensation expense related to this agreement, respectively. During the six months ended September 30, 2011 and 2010, the Company recorded $92,000 and $41,000 of stock compensation expense related to this agreement, respectively. The expense was recorded as selling, general and administrative expense in the accompanying condensed consolidated statements of operations.

On December 17, 2009, the Company entered into an agreement with Windsor Corporation. Windsor Corporation provides financial advisory services to the Company. Pursuant to the agreement, the Company agreed to pay Windsor Corporation, on a quarterly basis, common stock as compensation for services provided. The Company determined that the fair value of the common stock was more readily determinable than the fair value of the services rendered. Accordingly, the Company recorded the fair market value of the stock as compensation expense. During the three months ended September 30, 2011 and 2010, the Company issued 31,470 and 22,614 shares of common stock, respectively, in connection with this agreement.  During the six months ended September 30, 2011 and 2010, the Company issued 56,196 and 37,842 shares of common stock, respectively, in connection with this agreement. During the three months ended September 30, 2011 and 2010, the Company recorded $48,000 and $41,000 of stock compensation expense related to this agreement, respectively. During the six months ended September 30, 2011 and 2010, the Company recorded $94,000 and $71,000 of stock compensation expense related to this agreement, respectively. The expense was recorded as selling, general and administrative expense in the accompanying condensed consolidated statements of operations.

On September 9, 2010, the Company entered into an agreement with Vista Partners LLC, for providing financial advisory services. Pursuant to the agreement, the Company agreed to pay Vista Partners, LLC common stock as compensation for services provided.  The Company determined that the fair value of the common stock was more readily determinable than the fair value of the services rendered. Accordingly, the Company recorded the fair market value of the stock as compensation expense. During the six months ended September 30, 2011 and 2010, the Company issued 55,000 shares of common stock, respectively, in connection with this agreement.  During the six months ended September 30, 2011 and 2010, the Company recorded $106,000 and $90,000, respectively, of stock compensation expense related to this agreement. The expense was recorded as selling, general and administrative expense in the accompanying condensed consolidated statements of operations.

On April 1, 2011, the Company entered into an agreement with NetGain Financial, Inc., for providing financial advisory services. Pursuant to the agreement, the Company agreed to pay NetGain, Inc. common stock as compensation for services provided.  The Company determined that the fair value of the common stock was more readily determinable than the fair value of the services rendered. Accordingly, the Company recorded the fair market value of the stock as compensation expense. During the three and six months ended September 30, 2011, the Company issued 30,000 and 60,000 shares of common stock, respectively, in connection with this agreement.  During the three months and six months ended September 30, 2011, the Company recorded $52,000 and $110,000, respectively, of stock compensation expense related to this agreement. The expense was recorded as selling, general and administrative expense in the accompanying condensed consolidated statements of operations.

Note 7. Stock-Based Compensation

The Company accounts for share-based awards exchanged for employee services at the estimated grant date fair value of the award. The Company amortizes the fair value of employee stock options on a straight-line basis over the requisite service period of the awards.  Compensation expense includes the impact of an estimate for forfeitures for all stock options.

Employee stock-based compensation expense is as follows (in thousands):

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,
	2011	2010	2011	2010
Cost of service revenue	$31	$15	$50	$30
Research and development	76	52	$138	103
Selling, general and administrative	262	301	$737	997
Total stock-based compensation	$369	$368	$925	$1,130

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Expected life	6.30 years	n/a	5.97 years	5.6 years
Risk-free interest rate	1.43%	n/a	1.52%	1.95%
Dividend yield	0.00%	n/a	0.00%	0.00%
Volatility	83%	n/a	83%	84%

The weighted-average fair value of options granted during the three months ended September 30, 2011 was $1.02. The weighted-average fair value of options granted during the six months ended September 30, 2011 and 2010 was $1.23 and $1.36, respectively.

The expected term of stock options represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by SAB 107 for “plain vanilla” options. The expected stock price volatility for the Company’s stock options was determined by examining the historical volatilities for industry peers and using an average of the historical volatilities of the Company’s industry peers as well as the trading history for the Company’s common stock. The Company will continue to analyze the stock price volatility and expected term assumptions as more data for the Company’s common stock and exercise patterns becomes available. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options.  The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. The Company estimates forfeitures based on historical experience and reduces compensation expense accordingly. The estimated forfeiture rates used during the three months ended September 30, 2011 ranged from 0.53% to 1.62%.

At September 30, 2011, there were unrecognized compensation costs of $2,371,000 related to stock options which is expected to be recognized over a weighted-average amortization period of 2.08 years.

The Company did not capitalize any cost associated with stock-based compensation.

The Company issues new shares of common stock upon exercise of stock options.

A summary of all option activity as of September 30, 2011 and changes during the six months then ended is presented below:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value (in thousands)
Options
Outstanding at April 1, 2011	4,396	$2.76
Granted	1,353	1.75
Exercised	(60)	0.41
Forfeited or expired	(86)	2.56
Outstanding at September 30, 2011	5,603	$2.54	7.58	$938,000
Exercisable at September 30, 2011	3,702	$2.92	6.87	$794,000

The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the underlying fair value of the Company’s common stock ($1.51) for stock options that were in-the-money as of September 30, 2011.

Note 8. Income Taxes

In the year ended March 31, 2010, the Company completed a study to assess whether a change in control has occurred that would affect the ability to monetize tax attributes in future periods. The Company determined, based on the results of the study, a change in control did not occur for purposes of Internal Revenue Code Section 382. The Company, after considering all available evidence, fully reserved for these and its other deferred tax assets since it is more likely than not such benefits will not be realized in future periods. The Company has incurred losses for financial reporting and income tax purposes for the three and six months ended September 30, 2011. Accordingly, the Company is continuing to fully reserve for its deferred tax assets. The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the Company’s deferred income tax assets satisfy the realization standards, the valuation allowance will be reduced accordingly.

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

Note 9. Segment and Geographic Information

The Company generates revenues from wound care products which are sold into the human and animal health care markets and the Company generates revenues from laboratory testing services which are provided to medical device manufacturers. The Company operates a single segment business which consists of three geographical sales territories as follows (in thousands):

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,
	2011	2010	2011	2010
U.S.	$1,446	$918	$2,286	$1,441
Mexico	1,304	1,054	2,684	2,052
Europe and Other	640	310	1,130	834
	$3,390	$2,282	$6,100	$4,327

The Company’s service revenues amounted to $273,000 and $184,000 for the three months ended September 30, 2011 and 2010. The Company’s service revenues amounted to $503,000 and $403,000 for the six months ended September 30, 2011 and 2010.

Note 10.  Significant Customer Concentrations

For the three months ended September 30, 2011, one customer represented 32% of the quarter’s revenue, and for the three months ended September 30, 2010, one customer represented 30% of the quarter’s revenue.

For the six months ended September 30, 2011, one customer represented 26% of the quarter’s revenue, and for the six months ended September 30, 2010, one customer represented 23% of the quarter’s revenue.

At September 30, 2011, three customers represented 17%, 12% and 10% of the net accounts receivable balance. At March 31, 2011, three customers represented 11%, 9% and 7% of the net accounts receivable balance.

Note 11. Subsequent Events

Common Stock Issued to Company Service Providers

On October 1, 2011, the Company issued 15,000 shares to NetGain Financial, Inc. for services rendered and 30,000 shares to Vista Partners LLC for services rendered.  The fair value of the shares, which amounted to $62,000, will be recognized as selling, general and administrative expense for the three months ending December 31, 2011.

Bonus Granted to Executive Officer

On October 31, 2011, the Compensation Committee of the Board of Directors granted a cash spot bonus of $170,000 to Hojabr Alimi, the Company’s Chairman of the Board of Directors and Chief Executive Officer.

Options Granted to Board Members

On October 31, 2011, the Company’s non-employee board members agreed to accept stock options in lieu of cash compensation for their board service. The stock options will be fully vested on the date of grant and have a ten year term. The following options will be granted on November 7, 2011at an exercise price equal to the Company’s closing stock price on November 7, 2011.

Number of
Board member	Options
Alton, Gregg	120,000
Birnbaum, Jay	100,000
Conley, Richard	128,000
French, Greg	100,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as of September 30, 2011 and our audited consolidated financial statements for the year ended March 31, 2011 included in our Annual Report on Form 10-K, that was filed with the Securities and Exchange Commission on June 3, 2011.

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

Our Business

We develop, manufacture and market a family of tissue care products that cure infections and, through a separate mechanism of action, enhance healing while reducing the need for antibiotics.  Infection is a serious potential complication in both chronic and acute wounds, and controlling infection is a critical step in wound healing. Our platform technology, called Microcyn® Technology, is a proprietary solution of electrically charged oxychlorine small molecules designed to treat a wide range of organisms that cause disease (pathogens). These include viruses, fungi, spores and antibiotic-resistant strains of bacteria, such as methicillin-resistant Staphylococcus aureus , or MRSA, and vancomycin-resistant Enterococcus, or VRE, in wounds, as well as Clostridium difficile, or C. diff, a highly contagious bacteria spread by human contact.

We do not have the necessary regulatory approvals to market Microcyn in the United States as a drug. In the United States, our medical device formulations, however, have seven clearances as a 510(k) medical device for the following summary indications:

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

We do not have the necessary regulatory clearance or approval to market Microcyn-based products in the United States as a medical device with an antimicrobial or wound healing indication. In the future we expect to apply with the FDA for clearance as an antimicrobial in a liquid and a hydrogel form.

Outside the United States, our Microcyn Technology product has a CE Mark device approval in Europe for debriding, irrigating and moistening acute and chronic wounds in comprehensive wound treatment by reducing microbial load and creating a moist environment. In Mexico, we are approved as a drug for antiseptic treatment of wounds and infected areas. In India, our technology has a drug license for cleaning and debriding in wound management.  In China, we have obtained a medical device approval by the State Food and Drug Administration for reducing the propagation of microbes in wounds and creating a moist environment for wound healing.

While we do not have the necessary regulatory clearance for an antimicrobial or wound healing indication in the United States, several factors including global product experience, clinical and laboratory testing we have conducted, physician-led clinical studies based on our technology, and scientific papers authored on our technology, suggest that our Microcyn Technology may help reduce a wide range of pathogens from acute and chronic wounds while curing or improving infection and concurrently enhancing wound healing through modes of action unrelated to the treatment of infection. These physician-led clinical studies suggest that our Microcyn is safe, easy to use and complementary to many existing treatment methods in wound care. Physician-led clinical studies and usage in the United States suggest that our 510(k)-cleared products may shorten hospital stays, lower aggregate patient care costs and, in certain cases, reduce the need for systemic antibiotics. We are also pursuing the use of our Microcyn platform technology in other markets outside of wound and skin care, including the respiratory, ophthalmology, dental, dermatology, animal healthcare and industrial markets.

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

We believe Microcyn Technology is a stable, anti-infective therapeutic that simultaneously cures or improves infection while also promoting wound healing through increased blood flow to the wound bed and reduction of chronic inflammation. Also, we believe Microcyn Technology provides significant advantages over current methods of care in the treatment of a wide range of chronic and acute wounds throughout all stages of treatment. These stages include cleaning, debridement, prevention and treatment of infections and wound healing. We believe that unlike antibiotics, antiseptics, growth regulators and other advanced wound care products, Microcyn® is a stable wound care solution that is as safe as saline, and also cures infection while simultaneously accelerating wound healing. Also, unlike most antibiotics, we believe Microcyn® does not target specific strains of bacteria, a practice which has been shown to promote the development of resistant bacteria. In addition, our products are shelf stable, non-toxic, require no special preparation and are easy to use.

Our goal is to become a worldwide leader as the standard of care in the treatment and irrigation of open wounds and skin care. We currently have, and intend to seek additional, regulatory clearances and approvals to market our Microcyn-based products worldwide. In July 2004, we began selling Microdacyn60™ in Mexico after receiving approval from the Mexican Ministry of Health, for use as an antiseptic, disinfectant and sterilant. Since then, physicians in the United States, Europe, India, Pakistan, China and Mexico have conducted more than 32 physician clinical studies assessing Microcyn Technology’s use in the treatment of infections in a variety of wound types, including hard-to-treat wounds such as diabetic ulcers and burns. Most of these studies were not intended to be rigorously designed or controlled clinical trials and, as such, did not have all of the controls required for clinical trials used to support a new drug application submission to the FDA. A number of these studies did not include blinding, randomization, predefined clinical end points, use of placebo and active control groups or U.S. good clinical practices requirements. We used the data generated from some of these studies to support our application for the CE Mark, the European Union certification, for wound cleaning and reduction of microbial load. We received the CE Mark in November 2004 and additional international approvals in China, Canada, Mexico and India. On May 27, 2009, we received a 510(k) clearance from the FDA to market our Microcyn Skin and Wound HydroGel™ as both a prescription and over-the-counter formulation.  Additionally, on June 4, 2009, we received an expanded 510(k) label clearance from the FDA to market our Microcyn Skin and Wound Care with preservatives as both a prescription and over-the-counter formulation. The prescription product is intended for use by health care professionals to manage the debridement of wounds such as stage I-IV pressure ulcers, diabetic foot ulcers, post-surgical wounds, first- and second-degree burns, grafted and donor sites.  On March 8, 2010, we received a 510(k) clearance from the FDA to market our Microcyn Skin and Wound HydroGel for management of dermal irritation, sores, injuries and ulcers of dermal tissue including itch and pain relief as a prescription and as an over-the-counter product intended to relieve itch and pain from minor skin irritations, lacerations, abrasions and minor burns.  On February 8, 2011, we received 510(k) clearance from the FDA for a new formulation - a hydrogel to manage and relieve the burning, itching and pain experienced with various types of dermatoses, including atopic dermatitis and radiation dermatitis.  It may also be used to relieve the pain of first- and second-degree burns and can help to relieve dry waxy skin by maintaining a moist wound and skin environment, which is beneficial to the healing process.  The Microcyn-based products have received seven FDA 510(k) clearances in total. Many of these approvals are for use as a medical device in wound cleaning, or debridement, lubricating, moistening and dressing, including traumatic wounds and acute and chronic dermal lesions.

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

We currently make Microcyn-based human wound care products available, both as prescription and over-the-counter products, under our seven 510(k) clearances in the United States, primarily through a partnership with a combination of Advocos, a specialty U.S. contract sales organization, and with partners such as Amneal Enterprises and PreCision Dermatology, described in greater detail below. Specifically, we have announced the commercialization of a Microcyn hydrogel for wound care sold through a combination of contract and commissioned sales forces, and the commercialization of a Microcyn hydrogel for dermatology through partnerships with Quinnova Pharmaceuticals and PreCision Dermatology. Our partner, Union Springs Pharmaceuticals, a subsidiary of the Drug Enhancement Company of America, has marketed MyClyns, an over-the-counter “first responder” pen application, with Microcyn as a component in the United States since January 2008.

Additionally, through our partner Innovacyn, we currently make available Microcyn Technology-based animal healthcare products branded as Vetericyn in the United States and Europe and in the future we plan to expand into other countries.

We intend to pursue additional regulatory approvals in Europe, China, India and Mexico for our products and plan to initiate commercialization upon obtaining these approvals.

Animal Healthcare

On January 26, 2009, we entered into a commercial agreement with VetCure, Inc., a California corporation, to market and sell our Vetericyn products. VetCure, Inc. later changed its name to Vetericyn, Inc., which, at the time, was wholly-owned by Mr. Robert Burlingame. This agreement was amended on February 24, 2009, July 24, 2009, June 1, 2010, and November 1, 2010. Pursuant to the agreement, we provide Vetericyn, Inc. with bulk product and Vetericyn, Inc. bottles, packages, and sells Vetericyn products. We receive a fixed amount for each bottle of Vetericyn sold by Vetericyn, Inc. At the time of each of these 2009 transactions, Vetericyn was wholly-owned by Mr. Burlingame, who was also our Director at the time. Mr. Burlingame resigned from our Board on February 10, 2010. After his resignation, Mr. Burlingame continued to own a significant portion of our stock from a transaction with us in 2009. To our knowledge, he ceased being a holder of 5% of our common stock in 2010.

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

Additionally, beginning July 1, 2011, we share profits related to Vetericyn and Microcyn over-the-counter sales with Vetericyn, Inc. and Innovacyn, Inc.

Critical Care

On August 22, 2011, we entered into an agreement to license the exclusive global rights to a unique endotracheal tube, or ETT, from the National Institutes of Health. We believe the ETT represents a potential breakthrough technology in mitigating ventilator-associated pneumonia. Under the licensing agreement, we agreed to pay a nonrefundable royalty of $20,000 within sixty days of the effective date of the agreement, minimum annual royalties of $5,000, and additional royalties based off of net sales from use of the license. The patent term of the ETT expires on March 15, 2025. The ETT requires a device clearance in the United States.

Dermatology

On November 8, 2010, we announced a definitive agreement with Onset Therapeutics, now called PreCision Dermatology, Inc. Under this agreement, PreCision Dermatology is combining the currently approved Microcyn hydrogel with their new skin barrier product into prescription convenience kit, targeting sales to patients with atopic dermatitis and related conditions.  PreCision Dermatology has about 35 salespeople along with a complete line of dermatology products sold throughout the U.S and launched the kit in the first quarter of 2011.

On February 14, 2011, we announced that we formed a broad multi-year collaboration with Amneal Enterprises to realize the development and commercial potential of Microcyn Technology.  Amneal Enterprises is an affiliation of independent pharmaceutical marketing, discovery and development companies.  As a part of this collaboration, Quinnova Pharmaceuticals, Inc., an Amneal alliance member, has licensed, with a $500,000 prepayment and ongoing double-digit royalties, the U.S. and Canadian rights to the Microcyn-based dermatology atopic dermatitis hydrogel that received FDA clearance. Future prescription dermatology products can also be licensed for undisclosed upfront payments.  In addition, Quinnova agreed to co-promote the current prescription Microcyn-based wound care products to podiatry professionals in the United States and Canada. Quinnova has a sales force of over 35 people, selling to dermatologists and podiatrists with a complete line of dermatology products.

Additionally, we sold the option to exclusively sell and distribute our proprietary Microcyn-based acne drug candidate to AmDerma Pharmaceuticals, LLC, an Amneal alliance member, for a one-time non-refundable payment of $500,000.  On June 23, 2011, AmDerma exercised its option to license rights to the drug candidate. We expect to finalize a license agreement, outlining AmDerma’s U.S. and European rights to the product, in the near future. We will retain rights to the “rest of world,” including undisclosed upfront, milestone and royalty payments.

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

Comparison of Three Months Ended September 30, 2011 and 2010

Revenues

Total revenues were $3,663,000 for the three months ended September 30, 2011 compared to $2,466,000 in the prior year period. Product revenues increased $1,108,000, or 49%, with increases in the U.S, Mexico, Europe, China, and the Middle East, slightly offset by a decline in India.

Product revenue in the U.S. increased $528,000, or 58%, primarily due to an increase in royalty fees received from our partner Innovacyn, Inc. Effective July 1, 2011, the royalty rate we received from Innovacyn increased from approximately 19% to approximately 30%. Additionally, revenue growth in the U.S. was driven by increased demand for our products in the professional human wound care and dermatology markets.

Revenue in Mexico increased $250,000, or 24%, primarily due to 43% growth in sales of our 120 ml and 240 ml presentations, offset by a 10% decline in sales of our 5 liter presentation.  The growth in the 120 ml and 240 ml occurred as a result of strong unit growth, while the decline in the 5 liter presentations was the result of lower units and unfavorable mix.  The unit sales of our 120 ml and 240 ml presentation, which is primarily sold to pharmacies in Mexico, increased 50% from the prior year to a monthly average of 59,000 units compared to 39,000 in the same period last year.

Revenue in Europe and Rest of World increased $330,000, or 106%, over the prior year period. Primarily the revenue growth was the result of increased revenue from the Middle East, Singapore, Europe, China and the Middle East, with the Middle East representing $193,000 of the increase.

The following table shows our product revenues by geographic region:

	Three Months Ended September 30,
	2011	2010	Increase	Increase
U.S.	$1,446,000	$918,000	$528,000	58%
Mexico	1,304,000	1,054,000	250,000	24%
Europe and Rest of World	640,000	310,000	330,000	106%
Total	$3,390,000	$2,282,000	$1,108,000	49%

Service revenue increased $89,000 when compared to the prior year period due to an increase in the number of tests provided by our services business.

Gross Profit

We reported gross profit related to our Microcyn products of $2,722,000, or 80% of product revenues, during the three months ended September 30, 2011, compared to a gross profit of $1,644,000, or 72%, in the prior year period. The improved gross profit is primarily the result of higher gross profit in U.S. due to the higher royalty percentage received from our partner Innovacyn’s product sales. Our margins in Mexico were 81% during the quarter ended September 30, 2011, compared to 82% in the prior year.

Research and Development Expense

Research and development expense increased to $7,000, or 1%, to $560,000 for the three months ended September 30, 2011, compared to $553,000 in the prior year period.

We expect that our research and development expense will increase over the next few quarters as we incur additional expenses related to laboratory tests, clinical trials and the development and approval of new products.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $83,000, or 3%, to $2,848,000 during the three months ended September 30, 2011, from $2,765,000 during the three months ended September 30, 2010. This increase was primarily due to higher sales related costs in Mexico.

We expect selling, general and administrative expenses to grow slightly in future periods as we incur additional expenses to expand our sales efforts in the U.S., Europe and Mexico markets.

Interest Expense and Interest Income

Interest expense increased $142,000 during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. Primarily this increase was due to $113,000 of cash interest incurred and $117,000 of non-cash interest incurred during the three months ended September 30, 2011. The cash and non-cash interest is primarily related to borrowings from Venture Lending & Leasing V, Inc. and Venture Lending & Leasing VI, Inc. Interest income showed no material change from the same period last year.

Other Expense, Net

Other expense, net increased $18,000 to other expense, net of $101,000 for the three months ended September 30, 2011, from other expense, net of $83,000 for the same period last year. The change in other expense, net was primarily related to the quarterly unrealized foreign exchange gains and losses on intercompany transactions and taxes accrued in Mexico.

Derivative Liability

During the three months ended September 30, 2011, we recorded a change in the fair value of our derivative liability of $121,000 and as a result we recorded this amount as non-cash other income. For the three months ended September 30, 2010, we recorded non-cash other income of $166,000. The change in the fair value of our derivative liability was primarily the result of decreases in our stock price and a decrease in the remaining life of the underlying warrants.

Net Loss

Net loss for the three months ended September 30, 2011 was $839,000, a decrease of $810,000 from $1,649,000 for the same period in the prior year. Our stock compensation charges were $515,000 and $521,000 for the quarters ending September 30, 2011 and 2010, respectively.

Comparison of Six Months Ended September 30, 2011 and 2010

Revenues

Total revenues were $6,603,000 for the six months ended September 30, 2011 compared to $4,730,000 in the prior year period. Product revenues increased $1,773,000, or 41%, with increases in the U.S, Mexico, Europe, the Middle East and India, offset by a decline in China.

Product revenue in the U.S. increased $845,000, or 59%, primarily due to an increase in royalty fees received from our partner Innovacyn, Inc. Effective July 1, 2011, the royalty rate we receive from Innovacyn increased from approximately 19% to approximately 30%. Additionally, revenue growth in the U.S. was driven by increased demand for our products in the professional human wound care, dermatology and animal health markets.

Revenue in Mexico increased $632,000, or 31%, from the prior year period with 35% growth of our 120 ml and 240 ml presentations and 19% increase in sales of our 5 liter presentation.  The growth in our 120 ml and 240 ml presentations occurred as a result of strong unit growth and the increase in the 5 liter presentation was the result of unit growth and favorable channel mix.

Revenue in Europe and Rest of World increased $296,000, up 35% over the prior year period, primarily the result of increases in sales to the Middle East, Europe, India, and Singapore, partially offset by a decline in China.

The following table shows our product revenues by geographic region:

	Six Months Ended September 30,
	2011	2010	Increase	Increase
U.S.	$2,286,000	$1,441,000	$845,000	59%
Mexico	2,684,000	2,052,000	632,000	31%
Europe and Rest of World	1,130,000	834,000	296,000	35%
Total	$6,100,000	$4,327,000	$1,773,000	41%

Service revenue increased $100,000 when compared to the prior year period due to an increase in the number of tests provided by our services business.

Gross Profit

We reported gross profit related to our Microcyn products of $4,642,000, or 76%, of product revenues, during the six months ended September 30, 2011, compared to a gross profit of $2,993,000, or 69%, in the prior year period. The improved gross profit is primarily the result of higher gross profit in U.S. due to the higher royalty percentage related to Innovacyn product sales. Our margins in Mexico were 81% during the six months ended September 30, 2011, compared to 78% in the prior year.

Research and Development Expense

Research and development expense increased 47,000, or 5%, to $996,000 for the six months ended September 30, 2011, compared to $949,000 in the prior year period.

We expect that our research and development expense will increase over the next few quarters as we incur additional expenses related to laboratory tests, clinical trials and the development and approval of new products.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $225,000, or 4%, to $6,379,000 during the six months ended September 30, 2011, from $6,154,000 during the six months ended September 30, 2010. Primarily, this increase was due to higher sales related costs in Mexico and Europe.

We expect selling, general and administrative expenses to grow slightly in future periods as we incur additional expenses to expand our sales efforts in the U.S., Europe and Mexico markets.

Interest Expense and Interest Income

Interest expense increased $245,000 during the six months ended September 30, 2011 when compared to the six months ended September 30, 2010. Primarily this increase was due to $217,000 of cash interest incurred and $175,000 of non-cash interest incurred during the six months ended September 30, 2011. The cash and non-cash interest is primarily related to borrowings from Venture Lending & Leasing V, Inc. and Venture Lending & Leasing VI, Inc. Interest income showed no material change from the same period last year.

Other Expense, Net

Other expense, net increased $103,000 to other expense, net of $194,000 for the six months ended September 30, 2011, from other expense, net of $91,000 for the same period last year. The change in other expense, net was primarily related to the quarterly unrealized foreign exchange gains and losses on intercompany transactions and taxes accrued in Mexico.

Derivative Liability

During the six months ended September 30, 2011, we recorded a change in the fair value of our derivative liability of $218,000 and as a result we recorded this amount as non-cash other income. For the six months ended September 30, 2010, we recorded non-cash other income of $254,000. The change in the fair value of our derivative liability was primarily the result of decreases in our stock price and a decrease in the remaining life of the underlying warrants.

Net Loss

Net loss for the six months ended September 30, 2011 was $3,014,000, a decrease of $1,010,000 from $4,024,000 for the same period in the prior year. Our stock compensation charges were $1,327,000 and $1,487,000 for the six months ending September 30, 2011 and 2010, respectively.

Sources of Liquidity

As of September 30, 2011, we had cash and cash equivalents of $3,622,000. Since our inception, substantially all of our operations have been financed through sales of equity securities. Other sources of financing that we have used to date include our revenues, as well as various loans.

Since April 1, 2009, substantially all of our operations have been financed through the following transactions:

•	net proceeds of $2,000,000 received from a private placement of common stock on June 1, 2009;
•	net proceeds of $5,154,000 received from a registered direct offering of common stock on July 30, 2009;
•	proceeds of $4,357,000 received from the exercise of common stock purchase warrants and options;
•	proceeds of $3,000,000 received from the issuance of a debt instrument in the year ended March 31, 2011; and
•	proceeds of $1,500,000 received from the issuance of a debt instrument in the six months ended September 30, 2011 (as described below).

On June 29, 2011, we entered into a Loan and Security Agreement and a Supplement to the Loan and Security Agreement with Venture Lending & Leasing  VI, Inc. to borrow up to an aggregate of up to $2,500,000 (collectively, the “VLL6 Agreements”).  The VLL6 Agreements provide for a first tranche of $1,500,000 and, upon meeting certain financial milestones, we may borrow a second tranche of $1,000,000. On September 30, 2011 we met the financial milestones to borrow the second tranche. The loan is secured by assets of our Company including intellectual property. On June 29, 2011, we borrowed $1,500,000 on the first tranche. The cash interest or “streaming” rate on the loan is 10%. For the first nine months, we will make monthly interest-only payments set at $12,500 through March 29, 2012. Thereafter, we will make principal and interest payments of $56,250 per month through September 29, 2014. Additionally, we will make a final balloon payment of $116,505 on September 29, 2014, resulting in an effective interest rate of 13%.

In connection with the VLL6 Agreements, we issued a warrant to Venture Lending & Leasing VI, LLC for the purchase of 226,325 shares of our common stock at a purchase price per share equal to $1.657.  On September 30, 2011 we became eligible to draw the second tranche of the loan and issued a second warrant with coverage equal to $62,500 for the purchase of additional shares of our common stock at a strike price equal to the 10-day volume-weighted average price (“VWAP”) ending on the trading day prior to the date we satisfied the second tranche milestones.  On September 30, 2011 we issued the second warrant for the purchase of 39,100 shares of common stock at an exercise price of $1.5985. If we draw on the second tranche, we will be obliged to issue a third warrant with coverage equal to $62,500 for the purchase of additional shares of our common stock at a strike price equal to the 10-day VWAP ending on the trading day prior to the borrowing date of the loan funded on the second tranche (collectively, the “Warrants”). The Warrants have a cashless exercise feature.  The Warrants expire on November 30, 2018.

The Warrants may be put back to us for $937,500 cash, which increased to $1,093,750 at September 30, 2011 when we became eligible to draw the second tranche of the loan, and which will increase to $1,250,000 if we draw the additional $1,000,000 on the second tranche.  The put feature is available to the holder for 60 days after the first of the following to occur: (i) a change in control of our company, (ii) the closing of at least $20,000,000 of additional equity financing, or (iii) July 31, 2015.

Cash Flows

As of September 30, 2011, we had cash and cash equivalents of $3,662,000, compared to $4,371,000 at March 31, 2011.

Net cash used in operating activities during the six months ended September 30, 2011 was $1,468,000 primarily due to the $3,014,000 net loss for the period which was offset in part by non-cash transactions during the six months ended September 30, 2011, including $1,327,000 of stock-based compensation, and a $218,000 gain on the fair value adjustment of our derivative liability.

Net cash used in operating activities during the six months ended September 30, 2010 was $2,722,000 primarily due to the $4,024,000 net loss for the period which was offset in part by non-cash transactions during the three months ended September 30, 2010, including $1,487,000 of stock-based compensation.

Net cash used in investing activities was $174,000 for the six months ended September 30, 2011 and $53,000 for the six months ended September 30, 2010, primarily for purchases of equipment.

Net cash provided by financing activities was $949,000 the six months ended September 30, 2011, primarily due to the issuance of $1,500,000 of debt which was offset by payments of $575,000 of outstanding debt during the period. We also received $24,000 in connection with the exercise of stock options.

Net cash provided by financing activities was $1,868,000 during the six months ended September 30, 2010, primarily due to the issuance of $2,000,000 of debt which was offset by payments of $148,000 of outstanding debt during the period. We also received $16,000 in connection with the exercise of stock options.

Operating Capital and Capital Expenditure Requirements

We incurred a net loss of $3,014,000 for the six months ended September 30, 2011. At September 30, 2011, our accumulated deficit amounted to $127,999,000, and at March 31, 2011, our accumulated deficit amounted to $124,985,000. At September 30, 2011, our working capital amounted to $2,715,000.

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

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On July 25, 2011, we received notice of a lawsuit filed in Mexico by Cesar Mangotich Pacheco and Prodinnv, S.A. de C.V. represented by Cesar Mangotich Pacheco. The lawsuit appears to allege conversion of assets, tortious interference and defamation, among other claims. We are currently evaluating the lawsuit, conferring with local counsel and translating the documents we received. Our preliminary assessment is that the lawsuit is completely without merit and we intend to vigorously defend our position.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any unregistered equity securities during the quarter ended September 30, 2011.

Item 3. Default Upon Senior Securities

We did not default upon any senior securities during the quarter ended September 30, 2011.

Item 4. Removed and Reserved

Item 5. Other Information

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On October 31, 2011, the Compensation Committee of the Board of Directors granted a cash spot bonus of $170,000 to Hojabr Alimi, our Chairman of the Board of Directors and Chief Executive Officer.

On October 31, 2011, our non-employee board members agreed to accept stock options in lieu of cash compensation for their board service. The stock options will be fully vested on the date of grant and have a ten year term. The following options will be granted on November 7, 2011at an exercise price equal to the Company’s closing stock price on November 7, 2011.

Number of
Board member	Options
Alton, Gregg	120,000
Birnbaum, Jay	100,000
Conley, Richard	128,000
French, Greg	100,000

Item 6. Exhibits

Exhibit Number	Description

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

4.15*	Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. issued to Venture Lending & Leasing VI, LLC

10.1
Form of Indemnification Agreement between Oculus Innovative Sciences, Inc. and its officers and directors (included as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

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

10.38
Engagement Agreement by and between Oculus Innovative Sciences, Inc. and Dawson James Securities, Inc., dated April 10, 2009 (included as Exhibit 10.55 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).

10.39
Letter Agreement by and between Oculus Innovative Sciences, Inc. and Dawson James Securities, Inc., dated July 2, 2009 (included as Exhibit 10.56 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).

10.40
Letter Agreement by and between Oculus Innovative Sciences, Inc. and Dawson James Securities, Inc., dated July 10, 2009 (included as Exhibit 10.57 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).

10.41
Warrant Purchase Agreement by and between Oculus Innovative Sciences, Inc. and Dawson James Securities, Inc., dated July 13, 2009 (included as Exhibit 10.58 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).

10.42
Loan and Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V., Inc., dated May 1, 2010 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 6, 2010, and incorporated herein by reference).

10.43
Supplement to the Loan and Security Agreement between Oculus Innovative Sciences, Inc., and Venture Lending & Leasing V, Inc., dated May 1, 2010 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 6, 2010, and incorporated herein by reference).

10.44†
Amendment No. 2 to Revenue Sharing, Partnership and Distribution Agreement between the Oculus Innovative Sciences, Inc. and Vetericyn, Inc., dated July 24, 2009 (refiled as Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2010 filed April 29, 2011, and incorporated herein by reference).

10.45†
Amendment No. 3 to Revenue Sharing, Partnership and Distribution Agreement between Oculus Innovative Sciences, Inc. and Vetericyn, Inc., dated June 1, 2010 (refiled as Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2010 filed April 29, 2011 and incorporated herein by reference).

10.46†
Amendment No. 1 to Exhibit A to the Revenue Sharing Distribution Agreement and to the Revenue Sharing, Partnership and Distribution Agreement as Revised and Amended, June 1, 2010, dated September 1, 2010 (included as Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2010 and incorporated herein by reference).

10.47
Continuous Offering Program Agreement between Oculus Innovative Sciences, Inc. and Rodman & Renshaw, LLC, dated September 3, 2010 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 17, 2010, and incorporated herein by reference).

10.48†
Distribution Agreement between Oculus Innovative Sciences, Inc. and Tianjian Ascent Import and Export Company, Ltd., dated January 28, 2011 (included as Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q filed February 4, 2011, and incorporated herein by reference).

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

10.58††
Distribution Agreement between Oculus Innovative Sciences, Inc. and Shanghai Sunvic Technology Co. Ltd., dated June 26, 2011 (included as Exhibit 10.58 to the Company’s Quarterly Report on Form 10-Q filed August 4, 2011 and incorporated herein by reference).

10.59	Oculus Innovative Sciences, Inc. 2011 Stock Incentive Plan (included in the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2011, and incorporated herein by reference).

10.60*††
Patent License Agreement-Exclusive between Oculus Innovative Sciences, Inc. and agencies of the United States Public Health Service within the Department of Health and Human Services, dated August 22, 2011.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.

†	Confidential treatment has been granted with respect to certain portions of this agreement.

††	Confidential treatment has been requested with respect to certain portions of this agreement.

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

OCULUS INNOVATIVE SCIENCES, INC.

Date: November 3, 2011	By:	/s/ Hojabr Alimi
Hojabr Alimi
Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2011	By:	/s/ Robert Miller
Robert Miller
Chief Financial Officer
(Principal Financial Officer)