Form 10-Q
period 2011-12-31
Oculus Innovative Sciences, Inc.
filed 2012-02-10
CIK 1367083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to _________________

Commission File Number 001-33216

OCULUS INNOVATIVE SCIENCES, INC.
(Exact name of registrant as specified in its charter)

Delaware	68-0423298
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

1129 N. McDowell Blvd.
Petaluma, CA 94954
(Address of principal executive offices) (Zip Code)

(707) 782-0792
Registrant’s telephone number, including area code

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☑       No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☑          No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
☐	☐	(Do not check if a smaller reporting company) ☐	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑

As of January 27, 2012, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 28,855,729.

OCULUS INNOVATIVE SCIENCES, INC.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

	December 31, 2011	March 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,961	$4,371
Accounts receivable, net	1,921	2,094
Inventories, net	1,017	733
Prepaid expenses and other current assets	273	611
Total current assets	8,172	7,809
Property and equipment, net	685	802
Other assets	124	53
Total assets	$8,981	$8,664
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$879	$669
Accrued expenses and other current liabilities	679	694
Deferred revenue	1,852	1,808
Current portion of long-term debt, net of debt discount of $607 and $237 at December 31, 2011 and March 31, 2011, respectively	944	907
Derivative liability	34	337
Total current liabilities	4,388	4,415
Deferred revenue	140	160
Long-term debt, net of debt discount of $931 and $354 at December 31, 2011 and March 31, 2011, respectively, less current portion	2,290	1,638
Put warrant liability	2,000	750
Total liabilities	8,818	6,963
Commitments and Contingencies
Stockholders’ (Deficit) Equity:
Convertible preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2011 (unaudited) and March 31, 2011	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 28,855,729 and 26,576,302 shares issued and outstanding at December 31, 2011 (unaudited) and March 31, 2011, respectively	3	3
Additional paid-in capital	133,868	129,584
Accumulated other comprehensive loss	(3,162)	(2,901)
Accumulated deficit	(130,546)	(124,985)
Total stockholders’ equity	163	1,701
Total liabilities and stockholders’ equity	$8,981	$8,664

See accompanying notes.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Revenues
Product	$2,597	$2,003	$8,697	$6,330
Service	193	310	696	713
Total revenues	2,790	2,313	9,393	7,043
Cost of revenues
Product	757	925	2,215	2,259
Service	181	239	599	573
Total cost of revenues	938	1,164	2,814	2,832
Gross profit	1,852	1,149	6,579	4,211
Operating expenses
Research and development	509	467	1,505	1,416
Selling, general and administrative	3,697	2,760	10,076	8,914
Total operating expenses	4,206	3,227	11,581	10,330
Loss from operations	(2,354)	(2,078)	(5,002)	(6,119)
Interest expense	(260)	(109)	(652)	(256)
Interest income	1	2	4	3
Change in fair value of derivative liability	86	(55)	303	199
Other (expense) income, net	(20)	10	(214)	(81)
Net loss	$(2,547)	$(2,230)	$(5,561)	$(6,254)
Net loss per common share: basic and diluted	$(0.09)	$(0.08)	$(0.21)	$(0.24)
Weighted-average number of shares used in per common share calculations:
Basic and diluted	27,020	26,431	26,872	26,323
Other comprehensive loss, net of tax
Net loss	$(2,547)	$(2,230)	$(5,561)	$(6,254)
Foreign currency translation adjustments	(87)	(20)	(261)	3
Other comprehensive loss	$(2,634)	$(2,250)	$(5,822)	$(6,251)

See accompanying notes.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(5,561)	$(6,254)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	245	282
Stock-based compensation	2,339	1,839
Change in fair value of derivative liability	(303)	(199)
Non-cash interest expense	303	103
Foreign currency transaction losses	8	4
Loss on disposal of assets	—	3
Changes in operating assets and liabilities:
Accounts receivable	(61)	(304)
Inventories	(361)	(53)
Prepaid expenses and other current assets	314	415
Accounts payable	241	(138)
Accrued expenses and other liabilities	118	(53)
Net cash used in operating activities	(2,718)	(4,355)
Cash flows from investing activities:
Change in long-term deposits	(147)	10
Purchases of property and equipment	(78)	(73)
Net cash used in investing activities	(225)	(63)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	1,894	—
Proceeds from the exercise of common stock options and warrants	52	29
Proceeds from issuance of long-term debt	2,500	3,000
Principal payments on long-term debt	(865)	(202)
Net cash provided by financing activities	3,581	2,827
Effect of exchange rate on cash and cash equivalents	(48)	6
Net increase (decrease) in cash and cash equivalents	590	(1,585)
Cash and equivalents, beginning of period	4,371	6,258
Cash and equivalents, end of period	$4,961	$4,673
Supplemental disclosure of cash flow information:
Cash paid for interest	$349	$153
Equipment financed	$—	$67
Non-cash financing activities:
Obligations settled with common stock	$—	$57
Debt discount in connection with long-term debt	$1,250	$750

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of December 31, 2011 and for the three and nine months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual audited consolidated financial statements. The unaudited condensed consolidated balance sheet as of December 31, 2011, condensed consolidated statements of operations for the three and nine months ended December 31, 2011 and 2010, and the condensed consolidated statements of cash flows for the nine months ended December 31, 2011 and 2010 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and nine months ended December 31, 2011 are not necessarily indicative of results to be expected for the year ending March 31, 2012 or for any future interim period. The condensed consolidated balance sheet at March 31, 2011 has been derived from audited consolidated financial statements. However, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended March 31, 2011, and notes thereto included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on June 3, 2011.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Significant estimates and assumptions include reserves and write-downs related to receivables and inventories, the recoverability of long-lived assets, deferred taxes and related valuation allowances, valuation of equity and derivative instruments, and debt discounts. Periodically, the Company evaluates and adjusts estimates accordingly. The allowance for uncollectible accounts receivable balances amounted to $48,000 and $62,000, which are included in accounts receivable, net in the accompanying December 31, 2011 and March 31, 2011 condensed consolidated balance sheets, respectively. The reserve for excess and obsolete inventory balances amounted to $84,000 and $158,000, which are included in inventories, net in the accompanying December 31, 2011 and March 31, 2011 condensed consolidated balance sheets, respectively.

Net Loss per Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic loss per share for the three and nine months ended December 31, 2011 and 2010 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	December 31,
	2011	2010
	(in thousands)
Options to purchase common stock	6,019	4,322
Warrants to purchase common stock	9,665	9,370
	15,684	13,692

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company classifies common stock purchase warrants and other free standing derivative financial instruments as equity if the contracts (i) require physical settlement or net-share settlement or (ii) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (iii) contain reset provisions as either an asset or a liability. The Company assesses classification of its freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company determined that its freestanding derivatives, which principally consist of warrants to purchase common stock, satisfied the criteria for classification as equity instruments at December 31, 2011, other than certain warrants that contain reset provisions that the Company classified as derivative liabilities as more fully described in Note 5.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Financial liabilities measured at fair value on a recurring basis are summarized below:

	Fair value measurements (in thousands) at December 31, 2011 using
	December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Fair value of warrant obligations (Note 5)	$34	—	—	$34

	Fair value measurements (in thousands) at March 31, 2011 using
	March 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Fair value of warrant obligations (Note 5)	$337	—	—	$337

Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date the financial statements were issued (Note 11).

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." This ASU addresses fair value measurement and disclosure requirements within Accounting Standards Codification (“ASC”) Topic 820 for the purpose of providing consistency and common meaning between U.S. GAAP and International Financial Reporting Standards (“IFRSs”). Generally, this ASU is not intended to change the application of the requirements in Topic 820. Rather, this ASU primarily changes the wording to describe many of the requirements in U.S. GAAP for measuring fair value or for disclosing information about fair value measurements. This ASU is effective for periods beginning after December 15, 2011. It is not expected to have any impact on the Company’s consolidated financial statements or disclosures.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” This ASU increases the prominence of other comprehensive income (“OCI”) in the financial statements and provides companies two options for presenting OCI, which until now has typically been placed within the statement of equity. One option allows an OCI statement to be included with the net income statement, and together the two will make a statement of total comprehensive income. Alternately, companies may present an OCI statement separate from the net income statement; however, the two statements will have to appear consecutively within a financial report. This ASU does not affect the types of items that are reported in OCI, nor does it affect the calculation or presentation of earnings per share. For public companies, this ASU is effective for periods beginning after December 15, 2011. The Company is evaluating the impact this standard will have on the Company’s consolidated financial position and results of operations.

Accounting standards that have been issued or proposed by the FASB, SEC and/or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Note 2. Liquidity and Financial Condition

The Company incurred a net loss of $5,561,000 for the nine months ended December 31, 2011. At December 31, 2011, the Company’s accumulated deficit amounted to $130,546,000. The Company had working capital of $3,784,000 as of December 31, 2011. The Company may raise additional capital from external sources in order to continue the longer term efforts contemplated under its business plan. The Company expects to continue incurring losses for the foreseeable future and may raise additional capital to pursue its product development initiatives, penetrate markets for the sale of its products, and to continue as a going concern.

On December 22, 2011, the Company entered into agreements with institutional and accredited investors to issue 1,809,653 shares of its common stock at $1.15 per share, with no warrant coverage, yielding gross proceeds of $2,081,000 and net proceeds of $1,894,000 after deducting placement agent commissions of $145,000 and other offering costs of $42,000. The offering closed on December 28, 2011 (Note 6).

On June 29, 2011, the Company entered into a loan and security agreement and a supplement to the loan and security agreement with Venture Lending & Leasing VI, Inc. to borrow up to an aggregate of up to $2,500,000 (collectively, the “VLL6 Agreements”).  The VLL6 Agreements provided for a first tranche of $1,500,000 and, upon meeting certain financial milestones, the Company was permitted to borrow a second tranche of $1,000,000. On June 29, 2011, the Company borrowed $1,500,000 on the first tranche. On September 30, 2011, the Company met the financial milestones and became eligible to draw the second tranche of the loan. On November 10, 2011, the Company borrowed the second tranche of $1,000,000 (Note 3).

The Company currently anticipates that its cash and cash equivalents will be sufficient to meet its working capital requirements to continue its sales and marketing and research and development through at least January 1, 2013. However, in order to execute the Company’s long-term Microcyn product development strategy and to penetrate new and existing markets, the Company may need to raise additional funds through public or private equity offerings, debt financings, corporate collaborations or other means. The Company may raise additional capital to pursue its product development initiatives and penetrate markets for the sale of its products.

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

Note 3. Condensed Consolidated Balance Sheets

Inventories

Inventories consisted of the following (in thousands):

	December 31, 2011	March 31, 2011
	(unaudited)
Raw materials	$539	$482
Finished goods	562	409
	1,101	891
Less: inventory allowances	(84)	(158)
	$1,017	$733

Notes Payable

On June 29, 2011, the Company entered into a loan and security agreement and a supplement to the loan and security agreement with Venture Lending & Leasing VI, Inc. to borrow up to an aggregate of $2,500,000 (collectively, the “VLL6 Agreements”).  The VLL6 Agreements provided for a first tranche of $1,500,000 and, upon meeting certain milestones, the Company became eligible to borrow an additional $1,000,000. The loan is secured by all assets of the Company. On June 29, 2011, the Company borrowed $1,500,000 on the first tranche. On November 10, 2011, the Company borrowed $1,000,000 on the second tranche. The cash interest or “streaming” rate on the loan is 10%. In connection with the first tranche, for the first nine months, the Company will make monthly interest-only payments set at $12,500 through March 1, 2012. Thereafter, the Company will make principal and interest payments of $56,250 per month for thirty months. Additionally, the Company will make a final balloon payment of $116,505 on September 1, 2014. In connection with the second tranche, for the first nine months, the Company will make monthly interest-only payments set at $8,333 through August 1, 2012. Thereafter, the Company will make principal and interest payments of $37,500 per month for thirty months.  Additionally, the Company will make a final balloon payment of $77,670 on February 1, 2015, resulting in an effective interest rate of 13%. During the three and nine months ended December 31, 2011, the Company made interest payments of $53,000 and $92,000, respectively.

In connection with the VLL6 Agreements, the Company issued a warrant to Venture Lending & Leasing VI, LLC for the purchase of 226,325 shares of the Company’s common stock at a purchase price per share equal to $1.657. Once the Company became eligible to draw the second tranche of the loan, it was required to issue a second warrant to Venture Lending & Leasing VI, LLC with coverage equal to $62,500 for the purchase of additional shares of the Company’s common stock at a strike price equal to the 10-day volume-weighted average price (“VWAP”) ending on the trading day prior to the date the Company satisfied the second tranche milestones. On September 30, 2011, the Company met the second tranche milestones and it issued the second warrant for the purchase of 39,100 shares of the Company’s common stock at a purchase price per share equal to $1.5985. On November 10, 2011, the Company borrowed the second tranche and therefore the Company became obligated to issue a third warrant to Venture Lending & Leasing VI, LLC with coverage equal to $62,500 for the purchase of additional shares of the Company’s common stock at a strike price equal to the 10-day VWAP ending on the trading day prior to the borrowing date of the second tranche. In connection with borrowing the second tranche, the Company issued the third warrant for the purchase of 41,187 shares of the Company’s common stock at a purchase price per share equal to $1.5175. The three warrants issued to Venture Lending & Leasing VI, LLC are hereinafter collectively referred to as the “Warrants”. The Warrants have a cashless exercise feature. The Warrants expire on November 30, 2018. Additionally, the Warrants include a put option. The warrant related to the first tranche may be put back to the Company for $937,500 cash. On September 30, 2011, when the Company became eligible to draw the second tranche and issued the second warrant, the second warrant included a put option in an amount equal to $156,250, which increased the total cash payment to $1,093,750. On November 10, 2011, when the Company borrowed the additional $1,000,000 on the second tranche and issued the third and final warrant, the third warrant included a put option in an amount equal to $156,250, which increased the total cash payment under the Warrants to $1,250,000. The put feature is available to the holder of the Warrants for 60 days after the first of the following to occur: (i) a change in control of the Company, (ii) the closing of at least $20,000,000 of a round of additional equity financing, or (iii) July 31, 2015.

The Company recorded the $1,250,000 cash value of the Warrants as a put warrant liability and a corresponding amount of $1,250,000 was recorded as a discount on the note payable. The discount will be accreted to non-cash interest expense over the term of the loan using the effective interest method. For the three and nine months ended December 31, 2011, the Company recorded $68,000 and $127,000 of non-cash interest related to the note. The remaining balance of the discount on note payable amounted to $1,123,000 at December 31, 2011, of which $408,000 is included in the current portion of long-term debt, net, in the accompanying condensed consolidated balance sheet.  The remaining balance of the note amounted to $2,500,000 at December 31, 2011, of which $375,000 is included in the current portion of long-term debt in the accompanying condensed consolidated balance sheet.

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

Employment Agreements with Executives

As of December 31, 2011, the Company had employment agreements in place with five of its key executives. The agreements provide, among other things, for the payment of six to twenty-four months of severance compensation for terminations under certain circumstances. With respect to these agreements, at December 31, 2011, potential severance amounted to $1,918,000 and aggregated annual salaries amounted to $1,360,000.

Commercial Agreements

On May 8, 2007 and June 11, 2007, the Company entered into separate commercial agreements with two unrelated customers granting such customers the exclusive right to sell the Company’s products in specified territories and/or for specified uses. Both customers are required to maintain certain minimum levels of purchases of the Company’s products in order to maintain the exclusive right to sell the Company’s products. Nonrefundable up-front payments amounting to $625,000 were paid under these agreements and were recorded as deferred revenue.  On April 16, 2010, the Company terminated the exclusive agreement with one of the customers. Accordingly, during the nine months ended December 31, 2010, the Company recorded as revenue the remaining balance of the unamortized upfront fees which amounted to $210,000. For the three months ended December 31, 2011 and 2010, the Company recorded revenues of $7,000, respectively, related to the non-refundable upfront payments. For the nine months ended December 31, 2011 and 2010, the Company recorded revenues of $21,000 and $230,000, respectively, related to the non-refundable upfront payments. These amounts were included in product revenue in the accompanying condensed consolidated statements of operations.

On January 28, 2011, the Company entered into an agreement with a distributor in China to sell specific Company products into the People’s Republic of China. Pursuant to the agreement, the distributor paid a $350,000 non-refundable upfront payment for which they were given exclusivity to sell these products for the first contract year. The upfront fee will be amortized on a straight line basis over the first contract year. During the three and nine months ended December 31, 2011, the Company recorded revenue of $80,000 and $263,000, respectively, related to the upfront fee which is included in product revenue in the accompanying condensed consolidated statement of operations. In order to maintain exclusivity in subsequent years, the distributor will need to meet minimum purchase requirements each contract year. The initial term of the contract is for five years and the contract is cancellable if certain conditions are not met.

Agreements with Related Party

On January 26, 2009, the Company entered into a commercial agreement with VetCure, Inc., a California corporation, to market and sell its Vetericyn products. VetCure, Inc. later changed its name to Vetericyn, Inc., which, at the time, remained wholly-owned by Mr. Robert Burlingame. This agreement was amended on February 24, 2009, July 24, 2009, June 1, 2010, and November 1, 2010. Pursuant to the agreement, the Company provides Vetericyn, Inc. with bulk product and Vetericyn, Inc. bottles, packages, and sells Vetericyn products. The Company receives a fixed amount for each bottle of Vetericyn sold by Vetericyn, Inc. At the time of the 2009 transactions, Vetericyn was wholly-owned by Mr. Burlingame, who was also a director of the Company at that time. Mr. Burlingame resigned from the Company’s board of directors on February 10, 2010.  After his resignation, Mr. Burlingame continued to own a significant portion of the Company’s stock from a transaction in 2009. To the Company’s knowledge, he ceased being a holder of more than 5% of its common stock in 2010.

On September 15, 2009, the Company entered a commercial agreement with V&M Industries, Inc., a California corporation, to market and sell its Microcyn over-the-counter liquid and gel products.  V&M Industries, Inc. subsequently changed their name to Innovacyn, Inc. On June 1, 2010, September 1, 2010, and November 1, 2010, the Company amended this agreement granting Innovacyn, Inc. the exclusive right to sell certain of its over-the-counter products. At the time of the 2009 transaction, V&M Industries, Inc. was wholly-owned by Robert Burlingame, who was also a director of the Company at that time. Mr. Burlingame resigned from the Company’s board of directors on February 10, 2010. After his resignation, Mr. Burlingame continued to own a significant portion of the Company’s common stock from a transaction in 2009.  To the Company’s knowledge, he ceased being a holder of more than 5% of the Company’s common stock in 2010.

Additionally, beginning on July 1, 2011, the Company shares profits related to Vetericyn and Microcyn over-the-counter sales. During the three months ended December 31, 2011 and 2010, the Company recorded revenue related to these agreements in the amounts of $755,000 and $292,000, respectively. During the nine months ended December 31, 2011 and 2010, the Company recorded revenue related to these agreements in the amounts of $2,400,000 and $1,400,000, respectively. The revenue is recorded in product revenues in the accompanying condensed consolidated statements of operations. At December 31, 2011 and March 31, 2011, the Company had outstanding accounts receivable of $102,000 and $118,000, respectively, related to the Innovacyn agreement.

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

Based on an opinion of Mexican counsel, the Company’s management and the audit committee of the Company’s board of directors do not believe that the Company is likely to experience any loss with respect to this matter. However, there can be no assurance that the Mexican tax authorities will not pursue this matter and, if pursued, that it would not result in a material loss to the Company.

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

The derivative liabilities were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	December 31, 2011	March 31, 2011
Expected life	1.12 years	1.87 years
Risk-free interest rate	0.12%	0.61%
Dividend yield	0.00%	0.00%
Volatility	83%	83%
Warrants outstanding	762,876	725,866
Fair value of warrants	$34,000	$337,000

The fair value of the derivative liability decreased to $34,000 at December 31, 2011 from $337,000 at March 31, 2011. Accordingly, the Company decreased the derivative liability by $303,000 to reflect the change in fair value at December 31, 2011. This amount is included as a change in the fair value of derivative instruments in the accompanying consolidated statement of operations for the nine months ended December 31, 2011. The fair value of the derivative liability decreased to $273,000 at December 31, 2010 from $472,000 at March 31, 2010. Accordingly, the Company decreased the derivative liability by $199,000 to reflect the change in fair value at December 31, 2010. This amount is included as a change in the fair value of derivative instruments in the accompanying consolidated statement of operations for the nine months ended December 31, 2010. The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Nine Months Ended December 31,
	2011	2010
Beginning balance	$(337)	$(472)
Net unrealized gain	303	273
Ending balance	$(34)	$(199)

Note 6. Stockholders’ Equity

Common Stock Issued in Registered Direct Offering

On December 22, 2011, the Company entered into agreements with institutional and accredited investors to issue 1,809,653 shares of its common stock at $1.15 per share, yielding gross proceeds of $2,081,000 and net proceeds of $1,894,000 after deducting placement agent commissions of $145,000 and other offering costs of $42,000. The offering closed on December 28, 2011.

Common Stock Issued to Service Providers

On April 24, 2009, the Company entered into an agreement with Advocos LLC, a contract sales organization that provides sales services for the Company and manages an outsourced part of the Company’s sales force for the sale of wound care products in the United States. Pursuant to the agreement, the Company agreed to pay Advocos LLC a monthly fee and potential bonuses that will be based on achievement of certain levels of sales. Additionally, the Company agreed to issue Advocos LLC shares of common stock as compensation for its services. The Company has determined that the fair value of the common stock was more readily determinable than the fair value of the services rendered. Accordingly, the Company recorded the fair market value of the stock as compensation expense. During the three months ended December 31, 2011 and 2010, the Company issued 49,670 and 12,396 shares of common stock, respectively, in connection with this agreement.  During the nine months ended December 31, 2011 and 2010, the Company issued 99,257 and 33,087 shares of common stock, respectively, in connection with this agreement. During the three months ended December 31, 2011 and 2010, the Company recorded $76,000 and $20,000 of stock compensation expense related to this agreement, respectively. During the nine months ended December 31, 2011 and 2010, the Company recorded $168,000 and $61,000 of stock compensation expense related to this agreement, respectively. The expense was recorded as selling, general and administrative expense in the accompanying condensed consolidated statements of operations.

On December 17, 2009, the Company entered into an agreement with Windsor Corporation. Windsor Corporation provides financial advisory services to the Company. Pursuant to the agreement, the Company agreed to pay Windsor Corporation, on a quarterly basis, common stock as compensation for services provided. The Company determined that the fair value of the common stock was more readily determinable than the fair value of the services rendered. Accordingly, the Company recorded the fair market value of the stock as compensation expense. During the three months ended December 31, 2011, the Company issued 26,950 shares of common stock and recorded $41,000 of stock compensation expense related to this agreement.  During the nine months ended December 31, 2011 and 2010, the Company issued 83,146 and 37,842 shares of common stock, respectively, in connection with this agreement. During the nine months ended December 31, 2011 and 2010, the Company recorded $135,000 and $71,000 of stock compensation expense related to this agreement, respectively. The expense was recorded as selling, general and administrative expense in the accompanying condensed consolidated statements of operations.

On September 9, 2010, the Company entered into an agreement with Vista Partners LLC, for providing financial advisory services. Pursuant to the agreement, the Company agreed to pay Vista Partners, LLC common stock as compensation for services provided.  The Company determined that the fair value of the common stock was more readily determinable than the fair value of the services rendered. Accordingly, the Company recorded the fair market value of the stock as compensation expense. During the three months ended December 31, 2011, the Company issued 30,000 shares of common stock and recorded $45,000 of stock compensation expense related to this agreement.  During the nine months ended December 31, 2011 and 2010, the Company issued 85,000 and 55,000 shares of common stock, respectively, in connection with this agreement.  During the nine months ended December 31, 2011 and 2010, the Company recorded $151,000 and $90,000, respectively, of stock compensation expense related to this agreement. The expense was recorded as selling, general and administrative expense in the accompanying condensed consolidated statements of operations.

On April 1, 2011, the Company entered into an agreement with NetGain Financial, Inc., for providing financial advisory services. Pursuant to the agreement, the Company agreed to pay NetGain Financial, Inc. common stock as compensation for services provided.  The Company determined that the fair value of the common stock was more readily determinable than the fair value of the services rendered. Accordingly, the Company recorded the fair market value of the stock as compensation expense. During the three and nine months ended December 31, 2011, the Company issued 15,000 and 75,000 shares of common stock, respectively, in connection with this agreement.  During the three months and nine months ended December 31, 2011, the Company recorded $23,000 and $133,000, respectively, of stock compensation expense related to this agreement. The expense was recorded as selling, general and administrative expense in the accompanying condensed consolidated statements of operations.

Common Stock Purchase Warrants Issued to Service Provider

On November 10, 2011, the Company issued warrants to purchase 45,000 shares of common stock to Advocos LLC, in exchange for services. The warrants vest in two tranches.  The first tranche of 30,000 was fully exercisable at date of issuance and the second tranche of 15,000 vests on March 24, 2012.  The warrants expire on August 1, 2016. The warrants have an exercise price of $1.44 per share and were valued using the Black-Scholes pricing model. Assumptions used were as follows: fair value of the underlying stock of $1.44; risk-free interest rate of 0.92%; contractual life of 4.73 years; dividend yield of 0%; and a volatility of 83%. The fair value of the warrants amounted to $31,000 and was recorded as selling, general and administrative expense in the accompanying condensed consolidated statement of operations for the three and nine months ended December 31, 2011.

Note 7. Stock-Based Compensation

The Company accounts for share-based awards exchanged for employee services at the estimated grant date fair value of the award. The Company amortizes the fair value of employee stock options on a straight-line basis over the requisite service period of the awards.  Compensation expense includes the impact of an estimate for forfeitures for all stock options.

Employee stock-based compensation expense is as follows (in thousands):

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,
	2011	2010	2011	2010
Cost of service revenue	$29	$13	$79	$43
Research and development	72	46	210	149
Selling, general and administrative	695	273	1,432	1,270
Total stock-based compensation	$796	$332	$1,721	$1,462

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

The Company estimated the fair value of employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service periods of the respective awards.  The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Expected life	5.04 years	5.70 years	5.71 years	5.58 years
Risk-free interest rate	0.88%	2.01%	1.34%	1.98%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Volatility	83%	84%	83%	84%

The weighted-average fair value of options granted during the three months ended December 31, 2011 and 2010 was $0.93 and $1.22, respectively. The weighted-average fair value of options granted during the nine months ended December 31, 2011 and 2010 was $1.15 and $1.34, respectively.

The expected term of stock options represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by the Securities and Exchange Commission's Staff Accounting Bulletin No. 107 for “plain vanilla” options. The expected stock price volatility for the Company’s stock options was determined by examining the historical volatilities for industry peers and using an average of the historical volatilities of the Company’s industry peers. The Company will continue to analyze the stock price volatility and expected term assumptions as more data for the Company’s common stock and exercise patterns become available. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options.  The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. The Company estimates forfeitures based on historical experience and reduces compensation expense accordingly. The estimated forfeiture rates used during the three months ended December 31, 2011 ranged from 0.53% to 2.39%.

At December 31, 2011, there were unrecognized compensation costs of $2,047,000 related to stock options which are expected to be recognized over a weighted-average amortization period of 1.94 years.

The Company did not capitalize any cost associated with stock-based compensation.

The Company issues new shares of common stock upon exercise of stock options.

 A summary of all option activity as of December 31, 2011 and changes during the nine months then ended is presented below:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value (in thousands)
Options
Outstanding at April 1, 2011	4,396	$2.76
Granted	1,861	1.66
Exercised	(127)	0.41
Forfeited or expired	(111)	2.30
Outstanding at December 31, 2011	6,019	$2.48	7.53	$312,000
Exercisable at December 31, 2011	4,450	$2.69	7.06	$306,000

The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the underlying fair value of the Company’s common stock ($1.05) for stock options that were in-the-money as of December 31, 2011.

Note 8. Income Taxes

In the year ended March 31, 2010, the Company completed a study to assess whether a change in control has occurred that would affect the ability to monetize tax attributes in future periods. The Company determined, based on the results of the study, a change in control did not occur for purposes of Internal Revenue Code Section 382. The Company, after considering all available evidence, fully reserved for these and its other deferred tax assets since it is more likely than not such benefits will not be realized in future periods. The Company has incurred losses for financial reporting and income tax purposes for the three and nine months ended December 31, 2011. Accordingly, the Company is continuing to fully reserve for its deferred tax assets. The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the Company’s deferred income tax assets satisfy the realization standards, the valuation allowance will be reduced accordingly.

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

The Company files a consolidated U.S. federal income tax return and a state income tax return in the state of California. The Company is also subject to filing requirements in foreign jurisdictions, principally Mexico and The Netherlands. The Company’s evaluation of uncertain tax matters was performed for tax years ended through March 31, 2011. Generally, the Company is subject to audit for the years ended March 31, 2011, 2010 and 2009 and may be subject to audit for amounts relating to net operating loss and other attribute carryforwards generated in periods prior to March 31, 2009. The Company has elected to retain its existing accounting policy with respect to the treatment of interest and penalties attributable to income taxes, and continues to reflect interest and penalties attributable to income taxes, to the extent they arise, as a component of its income tax expense. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments, other than those identified above that would result in a material change to its financial position. The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized tax benefits will increase or decrease within twelve months of March 31, 2011.

Note 9. Segment and Geographic Information

The Company generates revenues from wound care products which are sold into the human and animal health care markets and the Company generates revenues from laboratory testing services which are provided to medical device manufacturers. The Company operates a single segment business which consists of three geographical sales territories as follows (in thousands):

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,
	2011	2010	2011	2010
U.S.	$1,005	$477	$3,291	$1,915
Mexico	1,168	1,082	3,852	3,135
Europe and Other	424	444	1,554	1,280
	$2,597	$2,003	$8,697	$6,330

The Company’s service revenues amounted to $193,000 and $310,000 for the three months ended December 31, 2011 and 2010, respectively. The Company’s service revenues amounted to $696,000 and $713,000 for the nine months ended December 31, 2011 and 2010, respectively.

Note 10.  Significant Customer Concentrations

For the three months ended December 31, 2011, one customer represented 24% of the quarter’s revenue, and for the three months ended December 31, 2010, one customer represented 13% of the quarter’s revenue.

For the nine months ended December 31, 2011, one customer represented 25% of the period’s total revenue, and for the nine months ended December 31, 2010, one customer represented 20% of the period’s total revenue.

At December 31, 2011, three customers represented 14%, 13% and 11% of the Company’s net accounts receivable balance. At March 31, 2011, one customer represented 11% of the Company’s net accounts receivable balance.

Note 11. Subsequent Events

On January 12, 2012, the Company’s board of directors granted Greg French, a member of its board of directors, an option to purchase 40,000 shares of the Company’s common stock at an exercise price of $1.09 per share. The options vest 1/36th per month over a three year vesting schedule commencing on the grant date and expire ten years from the grant date. The options were granted in connection with consulting services for the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as of December 31, 2011 and our audited consolidated financial statements for the year ended March 31, 2011 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 3, 2011.

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

Forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to the risks described in our Annual Report on Form 10-K including: our ability to become profitable; the effect of the general decline in the economy on our business; the progress and timing of our development programs and regulatory approvals for our products; the benefits and effectiveness of our products; the ability of our products to meet existing or future regulatory standards; the progress and timing of clinical trials and physician studies; our expectations related to the use of our cash reserves; our expectations and capabilities relating to the sales and marketing of our current products and our product candidates; our ability to gain sufficient reimbursement from third-party payors; our ability to compete with other companies that are developing or selling products that are competitive with our products; the establishment of strategic partnerships for the development or sale of products; the risk our research and development efforts do not lead to new products; the timing of commercializing our products; our relationship with Quimica Pasteur; our ability to penetrate markets through our sales force, distribution network, and strategic business partners to gain a foothold in the market and generate attractive margins; the expansion of our sales force and distribution network; the ability to attain specified revenue goals within a specified time frame, if at all, or to reduce costs; the outcome of discussions with the U.S. Food and Drug Administration, or FDA,  and other regulatory agencies; the content and timing of submissions to, and decisions made by, the FDA and other regulatory agencies, including demonstrating to the satisfaction of the FDA the safety and efficacy of our products; our ability to manufacture sufficient amounts of our product candidates for clinical trials and products for commercialization activities; our ability to protect our intellectual property and operate our business without infringing on the intellectual property of others; our ability to continue to expand our intellectual property portfolio; our expectations about the outcome of litigation and controversies with third parties; the risk we may need to indemnify our distributors or other third parties; our ability to attract and retain qualified directors, officers and employees; our expectations relating to the concentration of our revenue from international sales; our ability to expand to and commercialize products in markets outside the wound care market; and the impact of the Sarbanes-Oxley Act of 2002 and any future changes in accounting regulations or practices in general with respect to public companies. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

Our Business

We develop, manufacture, and market a family of tissue care products based on our proprietary technology platform called Microcyn® Technology. This technology is based on electrically charged oxychlorine small molecules designed to target a wide range of organisms that cause disease (pathogens). These include viruses, fungi, spores and antibiotic-resistant strains of bacteria, such as methicillin-resistant Staphylococcus aureus, or MRSA, and vancomycin-resistant Enterococcus, or VRE, in wounds, as well as Clostridium difficile, or C. diff, a highly contagious bacteria spread by human contact. Several Microcyn® Technology tissue care products are designed to treat infections and enhance healing while reducing the need for antibiotics. Infection is a serious potential complication in both chronic and acute wounds, and controlling infection is a critical step in wound healing. We do not yet have the necessary regulatory approvals to market these drug indications in the United States. In the United States, our medical device formulations have seven clearances as a 510(k) medical device for the following summary indications:

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

Outside the United States, our Microcyn® Technology product has a CE Mark device approval in Europe for debriding, irrigating and moistening acute and chronic wounds in comprehensive wound treatment by reducing microbial load and creating a moist environment. In Mexico, we are approved as a drug for antiseptic treatment of wounds and infected areas. In India, our technology has a drug license for cleaning and debriding in wound management.  In China, we have obtained a medical device approval by the State Food and Drug Administration for reducing the propagation of microbes in wounds and creating a moist environment for wound healing.

While we do not have the necessary regulatory clearance for an antimicrobial or wound healing indication in the United States, several factors including global product experience, clinical and laboratory testing we have conducted, physician-led clinical studies based on our technology, and scientific papers authored on our technology, suggest that our Microcyn® Technology may help reduce a wide range of pathogens from acute and chronic wounds while curing or improving infection and concurrently enhancing wound healing through modes of action unrelated to the treatment of infection. These physician-led clinical studies suggest that our Microcyn® Technology is safe, easy to use and complementary to many existing treatment methods in wound care. Physician-led clinical studies and usage in the United States suggest that our 510(k)-cleared products may shorten hospital stays, lower aggregate patient care costs and, in certain cases, reduce the need for systemic antibiotics. We are also pursuing the use of our Microcyn® Technology platform in other markets outside of wound and skin care, including the respiratory, ophthalmology, dental, dermatology, animal healthcare and industrial markets.

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

We believe Microcyn® Technology is a stable, anti-infective therapeutic that simultaneously cures or improves infection while also promoting wound healing through increased blood flow to the wound bed and reduction of chronic inflammation. Also, we believe Microcyn® Technology provides significant advantages over current methods of care in the treatment of a wide range of chronic and acute wounds throughout all stages of treatment. These stages include cleaning, debridement, prevention and treatment of infections and wound healing. We believe that unlike antibiotics, antiseptics, growth regulators and other advanced wound care products, Microcyn® is a stable wound care solution that is as safe as saline, and also cures infection while simultaneously accelerating wound healing. Also, unlike most antibiotics, we believe Microcyn® does not target specific strains of bacteria, a practice which has been shown to promote the development of resistant bacteria. In addition, our products are shelf stable, non-toxic, require no special preparation and are easy to use.

Our goal is to become a worldwide leader as the standard of care in the treatment and irrigation of open wounds and skin care. We currently have, and intend to seek additional, regulatory clearances and approvals to market our Microcyn-based products worldwide. In July 2004, we began selling Microdacyn60™ in Mexico after receiving approval from the Mexican Ministry of Health, for use as an antiseptic, disinfectant and sterilant. Since then, physicians in the United States, Europe, India, Pakistan, China and Mexico have conducted more than 32 physician clinical studies assessing Microcyn® Technology’s use in the treatment of infections in a variety of wound types, including hard-to-treat wounds such as diabetic ulcers and burns. Most of these studies were not intended to be rigorously designed or controlled clinical trials and, as such, did not have all of the controls required for clinical trials used to support a new drug application submission to the FDA. A number of these studies did not include blinding, randomization, predefined clinical end points, use of placebo and active control groups or U.S. good clinical practices requirements. We used the data generated from some of these studies to support our application for the CE Mark, the European Union certification, for wound cleaning and reduction of microbial load. We received the CE Mark in November 2004 and additional international approvals in China, Canada, Mexico and India. On May 27, 2009, we received a 510(k) clearance from the FDA to market our Microcyn Skin and Wound HydroGel™ as both a prescription and over-the-counter formulation.  Additionally, on June 4, 2009, we received an expanded 510(k) label clearance from the FDA to market our Microcyn Skin and Wound Care with preservatives as both a prescription and over-the-counter formulation. The prescription product is intended for use by health care professionals to manage the debridement of wounds such as stage I-IV pressure ulcers, diabetic foot ulcers, post-surgical wounds, first- and second-degree burns, grafted and donor sites.  On March 8, 2010, we received a 510(k) clearance from the FDA to market our Microcyn Skin and Wound HydroGel for management of dermal irritation, sores, injuries and ulcers of dermal tissue including itch and pain relief as a prescription and as an over-the-counter product intended to relieve itch and pain from minor skin irritations, lacerations, abrasions and minor burns. On February 8, 2011, we received 510(k) clearance from the FDA for a new formulation - a hydrogel to manage and relieve the burning, itching and pain experienced with various types of dermatoses, including atopic dermatitis and radiation dermatitis.  It may also be used to relieve the pain of first- and second-degree burns and can help to relieve dry waxy skin by maintaining a moist wound and skin environment, which is beneficial to the healing process.  The Microcyn-based products have received seven FDA 510(k) clearances in total. Many of these approvals are for use as a medical device in wound cleaning, or debridement, lubricating, moistening and dressing, including traumatic wounds and acute and chronic dermal lesions.

In December 2011, we initiated a voluntary recall of select lot numbers of certain of our Microyn-based products due to product labeling. The voluntary recall was prompted after notification by the U.S. Food and Drug Administration, or the FDA, that a limited number of our products were improperly labeled. The recall has been classified by the FDA as a Class II recall, which means the probability of serious health consequences is remote. Customer safety and product quality are critically important to us and to date, we have received no complaints regarding customer safety or product quality issues. The costs of the voluntary recall were nominal and there were no restrictions on our future sales of Microyn-based products, other than revising our product labeling for certain products. We do not anticipate the voluntary recall to materially impact future revenues.

Sales and Marketing

In the quarter ending December 31, 2008, our initial sales were in the podiatry market in the United States. In the second quarter of 2009, we expanded our sales efforts to include wound care centers, hospitals, nursing homes, urgent care clinics and home healthcare, utilizing a contract sales organization. We continue to seek opportunities to expand the applicability of our products. Our products are purchased by, among others, hospitals, physicians, nurses, and other healthcare practitioners who are the primary caregivers to patients being treated for acute or chronic wounds or undergoing surgical procedures as well as to dermatologists for treatment of various skin afflictions.

We currently make Microcyn-based human wound care products available, both as prescription and over-the-counter products, under our seven 510(k) clearances in the United States, primarily through a partnership with a combination of Advocos LLC, a specialty U.S. contract sales organization, and with partners such as Amneal Enterprises and PreCision Dermatology, described in greater detail below. Specifically, we have announced the commercialization of a Microcyn hydrogel for wound care sold through a combination of contract and commissioned sales forces, and the commercialization of a Microcyn hydrogel for dermatology through partnerships with Quinnova Pharmaceuticals and PreCision Dermatology. Our partner, Union Springs Pharmaceuticals, a subsidiary of the Drug Enhancement Company of America, has marketed MyClyns, an over-the-counter “first responder” pen application, with Microcyn as a component in the United States since January 2008.

 Additionally, through our partner Innovacyn, we currently make available Microcyn Technology-based animal healthcare products branded as Vetericyn in the United States and Europe and in the future, we plan to expand into other countries.

We intend to pursue additional regulatory approvals in Europe, China, India and Mexico for our products and plan to initiate commercialization upon obtaining these approvals.

Animal Healthcare

On January 26, 2009, we entered into a commercial agreement with VetCure, Inc., a California corporation, to market and sell our Vetericyn products. VetCure, Inc. later changed its name to Vetericyn, Inc., which, at the time, was wholly-owned by Mr. Robert Burlingame. This agreement was amended on February 24, 2009, July 24, 2009, June 1, 2010, and November 1, 2010. Pursuant to the agreement, we provide Vetericyn, Inc. with bulk product and Vetericyn, Inc. bottles, packages, and sells Vetericyn products. We receive a fixed amount for each bottle of Vetericyn sold by Vetericyn, Inc. At the time of each of these 2009 transactions, Vetericyn was wholly-owned by Mr. Burlingame, who was also our Director at that time. Mr. Burlingame resigned from our Board on February 10, 2010. After his resignation, Mr. Burlingame continued to own a significant portion of our stock from a transaction with us in 2009. To our knowledge, he ceased being a holder of more than 5% of our common stock in 2010.

On September 15, 2009, we entered a commercial agreement with V&M Industries, Inc., a California corporation, to market and sell our Microcyn over-the-counter liquid and gel products. V&M Industries, Inc. subsequently changed their name to Innovacyn, Inc.  On June 1, 2010, September 1, 2010, and November 1, 2010, we amended this agreement granting Innovacyn, Inc. the exclusive right to sell certain of our over-the-counter products. On May 13, 2010, Innovacyn received confirmation from Health Canada that it has approval to market these veterinary products in the Canadian market as well. At the time of the 2009 transaction, V&M Industries, Inc. was wholly-owned by Robert Burlingame, who was also our Director at that time. Mr. Burlingame resigned from our Board on February 10, 2010. After his resignation, Mr. Burlingame continued to own a significant portion of our stock from a transaction with us in 2009. To our knowledge, he ceased being a holder of more than 5% of our common stock in 2010.

Additionally, beginning on July 1, 2011, we share profits related to Vetericyn and Microcyn over-the-counter sales with Vetericyn, Inc. and Innovacyn, Inc.

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

Dermatology

On November 8, 2010, we announced a definitive agreement with Onset Therapeutics, now called PreCision Dermatology, Inc. Under this agreement, PreCision Dermatology is combining the currently approved Microcyn hydrogel with their new skin barrier product into a prescription convenience kit, targeting sales to patients with atopic dermatitis and related conditions.  PreCision Dermatology has about 35 salespeople along with a complete line of dermatology products sold throughout the U.S and launched the kit in the first quarter of 2011.

On February 14, 2011, we announced we formed a broad multi-year collaboration with Amneal Enterprises to realize the development and commercial potential of Microcyn Technology.  Amneal Enterprises is an affiliation of independent pharmaceutical marketing, discovery and development companies.  As a part of this collaboration, Quinnova Pharmaceuticals, Inc., an Amneal alliance member, has licensed, with a $500,000 prepayment and ongoing double-digit royalties, the U.S. and Canadian rights to the Microcyn-based dermatology atopic dermatitis hydrogel that received FDA clearance. Future prescription dermatology products can also be licensed for undisclosed upfront payments.  In addition, Quinnova agreed to co-promote the current prescription Microcyn-based wound care products to podiatry professionals in the United States and Canada. Quinnova has a sales force of over 35 people, selling to dermatologists and podiatrists with a complete line of dermatology products.

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

In Mexico, we market our products through our established distribution network and direct sales organization. We have a dedicated contract sales force, including salespeople, nurses and clinical support staff, responsible for selling Microcyn to private and public hospitals and to retail pharmacies.  Our dedicated sales force, comprised of over 30 people based in Mexico, is focused on the wound care and dermatology markets.  We have also launched a dermatology product, designed to treat acne.

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

Comparison of Three Months Ended December 31, 2011 and 2010

Revenues

Total revenues were $2,790,000 for the three months ended December 31, 2011 compared to $2,313,000 in the prior year period. Product revenues increased $594,000, or 30%, with increases in the U.S, Mexico, Europe, China, and India, partly offset by a decline in Middle East.

Product revenue in the U.S. increased $528,000, or 111%, primarily due to increased unit growth and increased royalty fees received from our partner Innovacyn, Inc. Effective July 1, 2011, the royalty rate we receive from Innovacyn increased from approximately 19% to approximately 30%. Additionally, revenue growth in the U.S. was driven by increased demand for our products in the professional human wound care and dermatology markets.

Revenue in Mexico increased $86,000, or 8%, primarily due to 15% growth in sales of our 5 liter presentations and 2% growth in the 120 ml and 240 ml presentations. The growth in both categories was offset by a 7% strengthening of the Mexican peso. Mexico’s revenue growth in local currency was 16% when compared to the prior period.

Revenue in Europe and Rest of World declined $20,000, or 5%, over the prior year period.  The decline was primarily the result of a decrease of $173,000 in revenue from the Middle East, partially offset by increases in Europe, Singapore, India and China.

The following table shows our product revenues by geographic region (in thousands):

	Three Months Ended December 31,
	2011	2010	$ Change	% Change
U.S.	$1,005	$477	$528	111%
Mexico	1,168	1,082	86	8%
Europe and Rest of World	424	444	(20)	(5%	)
Total	$2,597	$2,003	$594	30%

Service revenue decreased $117,000 when compared to the prior year period due to a decrease in the number of tests provided by our services business.

Gross Profit

We reported gross profit related to our Microcyn products of $1,840,000, or 71% of product revenues, during the three months ended December 31, 2011, compared to a gross profit of $1,078,000, or 54%, in the prior year period. The improved gross profit is the result of higher gross profit margins in all segments.  Our margins in Mexico were 75% during the quarter ended December 31, 2011, compared to 54% in the prior year.

Research and Development Expense

Research and development expense increased $42,000, or 9%, to $509,000 for the three months ended December 31, 2011, compared to $467,000 in the prior year period primarily due to higher stock compensation charges.

We expect that our research and development expense will increase over the next few quarters as we incur additional expenses related to laboratory tests, clinical trials and the development and approval of new products.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $937,000, or 34%, to $3,697,000 during the three months ended December 31, 2011, from $2,760,000 during the three months ended December 31, 2010. This increase was primarily due to higher stock compensation charges of $618,000 and increased selling costs in Mexico.

We expect selling, general and administrative expenses to grow slightly in future periods as we incur additional expenses to expand our sales efforts in the U.S., Europe and Mexico markets.

Interest Expense and Interest Income

Interest expense increased $151,000 during the three months ended December 31, 2011 as compared to the three months ended December 31, 2010. This increase was primarily due to an additional $66,000 of cash interest incurred and an additional $85,000 of non-cash interest incurred during the three months ended December 31, 2011. The cash and non-cash interest is primarily related to borrowings from Venture Lending & Leasing V, Inc. and Venture Lending & Leasing VI, Inc.  Interest income showed no material change from the same period last year.

Other (Expense) Income, Net

Other (expense) income, net decreased $30,000 to other expense, net of $20,000 for the three months ended December 31, 2011, from other income, net of $10,000 for the same period last year. The change in other (expense) income, net was primarily related to the quarterly unrealized foreign exchange gains and losses on intercompany transactions, and taxes accrued in Mexico.

Derivative Liability

During the three months ended December 31, 2011, we recorded a decrease in the fair value of our derivative liability of $86,000 and as a result we recorded this amount as non-cash income. For the three months ended December 31, 2010, we recorded non-cash expense of $55,000. During the three months ended December 31, 2011, the change in the fair value of our derivative liability was primarily the result of a decrease in our stock price and a decrease in the remaining life of the underlying warrants.

Net Loss

Net loss for the three months ended December 31, 2011 was $2,547,000, an increase of $317,000 from $2,230,000 for the same period in the prior year. Our stock compensation charges were $1,011,000 and $352,000 for the quarters ended December 31, 2011 and 2010, respectively.

Comparison of Nine Months Ended December 31, 2011 and 2010

Revenues

Total revenues were $9,393,000 for the nine months ended December 31, 2011 compared to $7,043,000 in the prior year period. Product revenues increased $2,367,000, or 37%, with increases in the U.S, Mexico, Europe, China and India, offset by a slight decline in the Middle East.

Product revenue in the U.S. increased $1,376,000, or 72%, primarily due to increased unit growth and increased royalty fees received from our partner Innovacyn, Inc. Effective July 1, 2011, the royalty rate we receive from Innovacyn increased from approximately 19% to approximately 30%. Additionally, revenue growth in the U.S. was driven by increased demand for our products in the professional human wound care and dermatology markets.

Revenue in Mexico increased $717,000, or 23%, from the prior year period with 17% growth of our 120 ml and 240 ml presentations and 18% increase in sales of our 5 liter presentation.  The growth in our 120 ml and 240 ml presentations occurred as a result of strong unit growth and the increase in the 5 liter presentation was the result of unit growth and favorable channel mix.

Revenue in Europe and Rest of World increased $274,000, up 21% over the prior year period, primarily the result of increases in sales to Europe, India, China and Singapore, partially offset by a slight decline in Middle East.

The following table shows our product revenues by geographic region (in thousands):

	Nine Months Ended December 31,
	2011	2010	$ Change	% Change
U.S.	$3,291	$1,915	$1,376	72%
Mexico	3,852	3,135	717	23%
Europe and Rest of World	1,554	1,280	274	21%
Total	$8,697	$6,330	$2,367	37%

Service revenue decreased $17,000 when compared to the prior year period due to a decrease in the number of tests provided by our services business.

Gross Profit

We reported gross profit related to our Microcyn products of $6,482,000, or 75%, of product revenues, during the nine months ended December 31, 2011, compared to a gross profit of $4,071,000, or 64%, in the prior year period. The improved gross profit is primarily the result of higher gross profit margins in all business segments as a result of higher revenues. Our margins in Mexico were 79% during the nine months ended December 31, 2011, compared to 70% in the prior year.

Research and Development Expense

Research and development expense increased $89,000, or 6%, to $1,505,000 for the nine months ended December 31, 2011, compared to $1,416,000 in the prior year period due to higher stock compensation charges and higher salary costs.

We expect that our research and development expense will increase over the next few quarters as we incur additional expenses related to laboratory tests, clinical trials and the development and approval of new products.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $1,162,000, or 13%, to $10,076,000 during the nine months ended December 31, 2011, from $8,914,000 during the nine months ended December 31, 2010. Primarily, this increase was due to higher stock compensation charges of $403,000 and higher sales related costs in Mexico and Europe.

We expect selling, general and administrative expenses to grow slightly in future periods as we incur additional expenses to expand our sales efforts in the U.S., Europe and Mexico markets.

Interest Expense and Interest Income

Interest expense increased $396,000 during the nine months ended December 31, 2011 when compared to the nine months ended December 31, 2010. This increase was primarily due to an additional $196,000 of cash interest incurred and an additional $200,000 of non-cash interest incurred during the nine months ended December 31, 2011. The cash and non-cash interest is primarily related to borrowings from Venture Lending & Leasing V, Inc. and Venture Lending & Leasing VI, Inc.  Interest income showed no material change from the same period last year.

Other Expense, Net

Other expense, net increased $133,000 to other expense, net of $214,000 for the nine months ended December 31, 2011, from other expense, net of $81,000 for the same period last year. The change in other expense, net was primarily related to the unrealized foreign exchange gains and losses on intercompany transactions incurred quarterly, and taxes accrued in Mexico.

Derivative Liability

During the nine months ended December 31, 2011, we recorded a decrease in the fair value of our derivative liability of $303,000 and as a result we recorded this amount as non-cash income. For the nine months ended December 31, 2010, we recorded non-cash income of $199,000. The change in the fair value of our derivative liability was primarily the result of decreases in our stock price and a decrease in the remaining life of the underlying warrants.

Net Loss

Net loss for the nine months ended December 31, 2011 was $5,561,000, a decrease of $693,000 from $6,254,000 for the same period in the prior year. Our stock compensation charges were $2,339,000 and $1,839,000 for the nine months ending December 31, 2011 and 2010, respectively.

Sources of Liquidity

As of December 31, 2011, we had cash and cash equivalents of $4,961,000. Since our inception, substantially all of our operations have been financed through sales of equity securities. Other sources of financing that we have used to date include our revenues, as well as various loans.

Since April 1, 2009, substantially all of our operations have been financed through the following transactions:

•	net proceeds of $2,000,000 received from a private placement of common stock on June 1, 2009;
•	net proceeds of $5,154,000 received from a registered direct offering of common stock on July 30, 2009;
•	proceeds of $4,384,000 received from the exercise of common stock purchase warrants and options;
•	proceeds of $3,000,000 received from the issuance of a debt instrument in the year ended March 31, 2011;
•	proceeds of $2,500,000 received from the issuance of a debt instrument in the nine months ended December 31, 2011; and
•	net proceeds of $1,894,000 received from a registered direct offering of common stock on December 28, 2011.

On June 29, 2011, we entered into a loan and security agreement and a supplement to the loan and security agreement with Venture Lending & Leasing  VI, Inc. to borrow up to an aggregate of up to $2,500,000 (collectively, the “VLL6 Agreements”).  The VLL6 Agreements provide for a first tranche of $1,500,000 and, upon meeting certain financial milestones, a second tranche of $1,000,000. On September 30, 2011, we met the financial milestones to borrow the second tranche. The loan is secured by assets of our Company including intellectual property. On June 29, 2011, we borrowed $1,500,000 on the first tranche. On November 10, 2011 we borrowed the second tranche.  The cash interest or “streaming” rate on the loan is 10%. In connection with the first tranche, for the first nine months, we make monthly interest-only payments set at $12,500 through March 1, 2012. Thereafter, we will make principal and interest payments of $56,250 per month through September 1, 2014. Additionally, we will make a final balloon payment of $116,505 on September 29, 2014. In connection with the second tranche, for the first nine months, we make monthly interest-only payments set at $8,333 through August 31, 2012. Thereafter, we will make principal and interest payments of $37,500 per month through February 1, 2015. Additionally, we will make a final balloon payment of $77,670 on February 1, 2015, resulting in an effective interest rate of 13%.

In connection with the VLL6 Agreements, we issued a warrant to Venture Lending & Leasing VI, LLC for the purchase of 226,325 shares of our common stock at a purchase price per share equal to $1.657. Once we became eligible to draw the second tranche of the loan, we were required to issue a second warrant to Venture Lending & Leasing VI, LLC with coverage equal to $62,500 for the purchase of additional shares of our common stock at a strike price equal to the 10-day volume-weighted average price (“VWAP”) ending on the trading day prior to the date we satisfied the second tranche milestones. On September 30, 2011, we met the second tranche milestones and we issued the second warrant for the purchase of 39,100 shares of our common stock at a purchase price per share equal to $1.5985. On November 10, 2011, we borrowed the second tranche and therefore we became obligated to issue a third warrant to Venture Lending & Leasing VI, LLC with coverage equal to $62,500 for the purchase of additional shares of our common stock at a strike price equal to the 10-day VWAP ending on the trading day prior to the borrowing date of the second tranche. In connection with borrowing the second tranche, we issued the third warrant for the purchase of 41,187 shares of our common stock at a purchase price per share equal to $1.5175. The three warrants issued to Venture Lending & Leasing VI, LLC are hereinafter collectively referred to as the “Warrants”. The Warrants have a cashless exercise feature. The Warrants expire on November 30, 2018. Additionally, the Warrants include a put option. The warrant related to the first tranche may be put back to us for $937,500 cash. On September 30, 2011, when we became eligible to draw the second tranche and issued the second warrant, the second warrant included a put option in an amount equal to $156,250, which increased the total cash payment to $1,093,750. On November 10, 2011, when we borrowed the additional $1,000,000 on the second tranche and issued the third and final warrant, the third warrant included a put option in an amount equal to $156,250, which increased the total cash payment under the Warrants to $1,250,000. The put feature is available to the holder of the Warrants for 60 days after the first of the following to occur: (i) a change in control of our Company, (ii) the closing of at least $20,000,000 of a round of additional equity financing, or (iii) July 31, 2015.

Cash Flows

As of December 31, 2011, we had cash and cash equivalents of $4,961,000, compared to $4,371,000 at March 31, 2011.

Net cash used in operating activities during the nine months ended December 31, 2011 was $2,718,000 primarily due to the $5,561,000 net loss for the period which was offset in part by non-cash transactions during the nine months ended December 31, 2011, including $2,339,000 of stock-based compensation and $303,000 of non-cash interest.

Net cash used in operating activities during the nine months ended December 31, 2010 was $4,355,000 primarily due to the $6,254,000 net loss for the period which was offset in part by non-cash transactions during the nine months ended December 31, 2010, including $1,839,000 of stock-based compensation.

Net cash used in investing activities was $225,000 for the nine months ended December 31, 2011 and $63,000 for the nine months ended December 31, 2010, primarily used for purchases of equipment.

Net cash provided by financing activities was $3,581,000 the nine months ended December 31, 2011, primarily due to the issuance of $2,500,000 of debt and net proceeds of $1,894,000 from the sale of 1,809,653 shares of our common stock.  This was offset by payments of $865,000 of outstanding debt during the period. We also received $52,000 in connection with the exercise of stock options.

Net cash provided by financing activities was $2,827,000 during the nine months ended December 31, 2010, primarily due to the issuance of $3,000,000 of debt which was offset by payments of $202,000 of outstanding debt during the period. We also received $29,000 in connection with the exercise of stock options.

Operating Capital and Capital Expenditure Requirements

We incurred a net loss of $5,561,000 for the nine months ended December 31, 2011. At December 31, 2011, our accumulated deficit amounted to $130,546,000, and at March 31, 2011, our accumulated deficit amounted to $124,985,000. At December 31, 2011, our working capital amounted to $3,784,000.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our Company, on occasion, may be involved in legal matters arising in the ordinary course of our business. While management believes that such matters are currently insignificant, matters arising in the ordinary course of business for which we are or could become involved in litigation may have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011, as filed with the SEC on June 3, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Purchase Warrants Issued to Service Provider

On November 10, 2011, we issued warrants to purchase 45,000 shares of our common stock to Advocos LLC in exchange for services. The warrants vest in two tranches. The first tranche of 30,000 was fully exercisable at date of issuance and the second tranche of 15,000 vests on March 24, 2012. The warrants have an exercise price of $1.44 per share and expire on August 1, 2016.

With respect to the issuance of warrants described above, we relied on the Section 4(2) exemption from securities registration under the federal securities laws for transactions not involving any public offering. No advertising or general solicitation was employed in offering the warrants. The warrants were issued to an accredited investor. The securities were offered for investment purposes only and not for the purpose of resale or distribution, and the transfer thereof was appropriately restricted by us.

Item 3. Default Upon Senior Securities

We did not default upon any senior securities during the quarter ended December 31, 2011.

Item 4. (Removed and Reserved)

Item 5. Other Information

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On January 12, 2012, our Board of Directors granted Greg French, a member of our Board, an option to purchase 40,000 shares of our common stock at an exercise price of $1.09 per share. The options vest 1/36th per month over a three year vesting schedule commencing on the grant date and expire ten years from the grant date. The options were granted in connection with consulting services for us.

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing.

On February 7, 2012, we received a letter from the Listing Qualifications staff of the NASDAQ Stock Market LLC (“NASDAQ”), notifying us that, for the previous 30 consecutive business days, we have failed to comply with NASDAQ Listing Rule 5550(b)(2), which requires us to maintain a minimum Market Value of Listed Securities of $35 million for continued listing on the NASDAQ Capital Market. The letter also noted that we did not meet the alternative requirements under Listing Rules 5550(b)(1) or 5550(b)(3).

In accordance with Listing Rule 5810(c)(3)(C), NASDAQ has granted us a period of 180 calendar days, or until August 6, 2012, to regain compliance with the Rule. We may regain compliance with the Listing Rule at any time during this compliance period if our Market Value of Listed Securities closes at $35 million or more for a minimum of ten consecutive business days.

The letter has no effect on the listing or trading of our common stock at this time. However, there can be no assurance that we will be able to regain compliance with Listing Rule 5550(b)(2) or the other compliance alternatives under Listing Rule 5550(b). In the event we do not regain compliance with the Listing Rule prior to the expiration of the compliance period, we will receive written notification that our securities are subject to delisting, at which time we may appeal the delisting determination to a Hearings Panel.

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

4.15
Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. issued to Venture Lending & Leasing VI, LLC (included as Exhibit 4.15 to the Company’s Quarterly Report on Form 10-Q filed November 3, 2011, and incorporated herein by reference).

4.16*	Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. issued to Venture Lending & Leasing VI, LLC

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

10.29
Purchase Agreement by and between Oculus Innovative Sciences, Inc. and Robert Burlingame, dated January 26, 2009 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 29, 2009, and incorporated herein by reference).

10.30
Purchase Agreement by and between Oculus Innovative Sciences, Inc. and Non-Affiliated Investors, dated January 26, 2009 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 29, 2009, and incorporated herein by reference).

10.31
Revenue Sharing Distribution Agreement by and between Oculus Innovative Sciences, Inc. and VetCure, Inc., dated January 26, 2009 (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 29, 2009, and incorporated herein by reference).

10.32
Purchase Agreement by and between Oculus Innovative Sciences, Inc. and accredited investors, dated February 6, 2009 (included as Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2010, and incorporated herein by reference).

10.33	Purchase Agreement by and between Oculus Innovative Sciences, Inc., Robert Burlingame and Seamus Burlingame, dated February 24, 2009 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 27, 2009, and incorporated herein by reference).

10.34
Amendment to Revenue Sharing Distribution Agreement by and between Oculus Innovative Sciences, Inc. and Vetericyn, Inc., dated February 24, 2009 (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed February 27, 2009, and incorporated herein by reference).

10.35
Agreement by and between Oculus Innovative Sciences, Inc. and Robert C. Burlingame, dated April 1, 2009 (included as Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed on June 11, 2009, and incorporated herein by reference).

10.36
Microcyn U.S. Commercial Launch Agreement, by and between Oculus Innovative Sciences, Inc. and Advocos, dated April 24, 2009 (included as Exhibit 10.53 to the Company’s Current Report on Form 10-K filed on June 11, 2009, and incorporated herein by reference).

10.37
Amendment No. 5 to Lease by and between Oculus Innovative Sciences, Inc. and RNM Lakeville, LLC, dated May 18, 2009 (included as Exhibit 10.54 to the Company’s Current Report on Form 10-K filed on June 11, 2009, and incorporated herein by reference).

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

10.45†
Amendment No. 3 to Revenue Sharing, Partnership and Distribution Agreement between Oculus Innovative Sciences, Inc. and Vetericyn, Inc., dated June 1, 2010 (refiled as Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2010 filed April 29, 2011, and incorporated herein by reference).

10.46†
Amendment No. 1 to Exhibit A to the Revenue Sharing Distribution Agreement and to the Revenue Sharing, Partnership and Distribution Agreement as Revised and Amended, June 1, 2010, dated September 1, 2010 (included as Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2010, and incorporated herein by reference).

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

10.53
Loan and Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing VI, Inc., dated June 29, 2011 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).

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

10.58†
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

10.60†
Patent License Agreement-Exclusive between Oculus Innovative Sciences, Inc. and agencies of the United States Public Health Service within the Department of Health and Human Services, dated August 22, 2011 (included as Exhibit 10.60 to the Company’s Quarterly Report on Form 10-Q filed November 3, 2011, and incorporated herein by reference).

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
____________________
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

OCULUS INNOVATIVE SCIENCES, INC.

Date: February 10, 2012	By:	/s/ Hojabr Alimi
Hojabr Alimi
Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

Date: February 10, 2012	By:	/s/ Robert Miller
Robert Miller
Chief Financial Officer
(Principal Financial Officer)