Form 10-Q
period 2012-06-30
Oculus Innovative Sciences, Inc.
filed 2012-08-03
CIK 1367083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to _________________

Commission File Number 001-33216

OCULUS INNOVATIVE SCIENCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	68-0423298
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

1129 North McDowell Blvd.

Petaluma, CA 94954

(Address of principal executive offices) (Zip Code)

(707) 283-0550

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

As of July 23, 2012, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 32,553,662.

OCULUS INNOVATIVE SCIENCES, INC.

2

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2012	March 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,399	$3,351
Accounts receivable, net	3,272	2,151
Inventories, net	818	953
Prepaid expenses and other current assets	380	505
Total current assets	8,869	6,960
Property and equipment, net	753	806
Other assets	71	72
Total assets	$9,693	$7,838
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$692	$816
Accrued expenses and other current liabilities	826	844
Deferred revenue	1,629	1,619
Current portion of long-term debt, net of debt discount of $641 and $624 at June 30, 2012 (unaudited) and March 31, 2012, respectively	1,481	1,415
Derivative liabilities	1,155	55
Total current liabilities	5,783	4,749
Deferred revenue	126	133
Long-term debt, net of debt discount of $602 and $769 at June 30, 2012 (unaudited) and March 31, 2012, respectively, less current portion	1,442	1,824
Put warrant liability	2,000	2,000
Total liabilities	9,351	8,706
Commitments and Contingencies
Stockholders’ Equity (Deficiency):
Convertible preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2012 (unaudited) and March 31, 2012	–	–
Common stock, $0.0001 par value; 100,000,000 shares authorized, 32,553,662 and 29,007,903 shares issued and outstanding at June 30, 2012 (unaudited) and March 31, 2012, respectively	3	3
Additional paid-in capital	135,381	134,496
Accumulated other comprehensive loss	(3,173)	(3,053)
Accumulated deficit	(131,869)	(132,314)
Total stockholders’ equity (deficiency)	342	(868)
Total liabilities and stockholders’ equity (deficiency)	$9,693	$7,838

See accompanying notes.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2012	2011
Revenues
Product	$3,816	$2,710
Service	235	230
Total revenues	4,051	2,940
Cost of revenues
Product	988	790
Service	179	201
Total cost of revenues	1,167	991
Gross profit	2,884	1,949
Operating expenses
Research and development	532	436
Selling, general and administrative	2,847	3,531
Total operating expenses	3,379	3,967
Loss from operations	(495)	(2,018)
Interest expense	(288)	(162)
Interest income	1	1
Gain due to change in fair value of derivative instruments	1,247	96
Other expense, net	(20)	(92)
Net income (loss)	445	(2,175)
Preferred stock deemed dividend	(1,062)	–
Net loss available to common shareholders	$(617)	$(2,175)
Net loss per common share: basic and diluted	(0.02)	(0.08)
Weighted-average number of shares used in per common share calculations:
Basic and diluted	31,601	26,711
Other comprehensive income (loss), net of tax
Net income (loss)	$445	$(2,175)
Foreign currency translation adjustments	(120)	33
Other comprehensive income (loss)	$325	$(2,142)

See accompanying notes.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$445	$(2,175)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	73	83
Stock-based compensation	400	812
Change in fair value of derivative liability	(1,247)	(96)
Non-cash interest expense	150	58
Foreign currency transaction losses	4	9
Changes in operating assets and liabilities:
Accounts receivable, net	(1,218)	51
Inventories, net	91	(22)
Prepaid expenses and other current assets	117	106
Accounts payable	(103)	115
Accrued expenses and other liabilities	24	530
Net cash used in operating activities	(1,264)	(529)
Cash flows from investing activities:
Change in long-term deposits	(2)	(16)
Purchases of property and equipment	(31)	(62)
Net cash used in investing activities	(33)	(78)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of offering costs	1,925	16
Proceeds from the issuance of convertible preferred stock, net of offering costs	907	–
Proceeds from issuance of long-term debt	–	1,500
Principal payments on long-term debt	(467)	(257)
Net cash provided by financing activities	2,365	1,259
Effect of exchange rate on cash and cash equivalents	(20)	2
Net increase in cash and cash equivalents	1,048	654
Cash and equivalents, beginning of period	3,351	4,371
Cash and equivalents, end of period	$4,399	$5,025
Supplemental disclosure of cash flow information:
Cash paid for interest	$138	$104
Non-cash investing and financing activities:
Debt discount in connection with long-term debt	$–	$938

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2012 and for the three months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The unaudited condensed consolidated balance sheet as of June 30, 2012, condensed consolidated statements of operations for the three months ended June 30, 2012 and 2011, and the condensed consolidated statements of cash flows for the three months ended June 30, 2012 and 2011 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three months ended June 30, 2012 are not necessarily indicative of results to be expected for the year ending March 31, 2013 or for any future interim period. The condensed consolidated balance sheet at March 31, 2012 has been derived from audited consolidated financial statements. However, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended March 31, 2012, and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on June 21, 2012.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Significant estimates and assumptions include reserves and write-downs related to receivables and inventories, the recoverability of long-lived assets, deferred taxes and related valuation allowances, valuation of equity and derivative instruments, and debt discounts. Periodically, the Company evaluates and adjusts estimates accordingly. The allowance for uncollectible accounts receivable balances amounted to $57,000 and $52,000, which are included in accounts receivable, net in the accompanying June 30, 2012 and March 31, 2012 condensed consolidated balance sheets, respectively. The reserve for excess and obsolete inventory balances amounted to $114,000 and $105,000, which are included in inventories, net in the accompanying June 30, 2012 and March 31, 2012 condensed consolidated balance sheets, respectively

Net Loss per Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic loss per share for the three months ended June 30, 2012 and 2011 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	June 30,
	2012	2011
	(in thousands)
Options to purchase common stock	6,205	5,666
Warrants to purchase common stock	10,704	9,590
	16,909	15,256

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company classifies common stock purchase warrants and other free standing derivative financial instruments as equity if the contracts (i) require physical settlement or net-share settlement or (ii) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (iii) contracts that contain reset provisions as either an asset or a liability. The Company assesses classification of its freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company determined that its freestanding derivatives, which principally consist of warrants to purchase common stock, satisfied the criteria for classification as equity instruments at June 30, 2012, other than certain warrants that contain reset provisions and certain warrants that require net-cash settlement that the Company classified as derivative liabilities as more fully described in Note 5.

Preferred Stock

Shares that are subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. The Company classifies conditionally redeemable preferred shares, which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity.

Convertible Instruments

The Company evaluates and bifurcates conversion options from their host instruments and accounts for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional as that term is described under applicable GAAP.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Financial liabilities measured at fair value on a recurring basis are summarized below:

	Fair value measurements (in thousands) at June 30, 2012 using
	June 30, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Fair value of warrant obligations (Note 5)	$1,155	–	–	$1,155

	Fair value measurements (in thousands) at March 31, 2012 using
	March 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Fair value of warrant obligations (Note 5)	$55	–	–	$55

Level 3 liabilities are valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the derivate liabilities. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s accounting and finance department, who report to the Chief Financial Officer, determine its valuation policies and procedures.  The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s accounting and finance department and are approved by the Chief Financial Officer.

Level 3 Valuation Techniques:

Level 3 financial liabilities consist of the derivative liabilities for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.  Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

The Company uses the Black-Scholes option valuation model to value Level 3 financial liabilities at inception and on subsequent valuation dates.  This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as volatility.

A significant decrease in the volatility or a significant decrease in the Company’s stock price, in isolation, would result in a significantly lower fair value measurement. Changes in the values of the derivative liabilities are recorded in Change in Fair Value of Derivative Instruments on the Company’s condensed consolidated statements of operations.

As of June 30, 2012, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

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

The Company reported a net income of $445,000 for the three months ended June 30, 2012. At June 30, 2012, the Company’s accumulated deficit amounted to $131,869,000. The Company had working capital of $3,086,000 as of June 30, 2012. The Company may need to raise additional capital from external sources in order to continue the longer term efforts contemplated under its business plan. The Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital to pursue its product development initiatives, penetrate markets for the sale of its products and continue as a going concern.

On April 22, 2012, the Company entered into agreements with various investors to issue up to: a) 2,360,001 shares of common stock b) 1,000 shares of Series A 0% Convertible Preferred Stock (the “Series A Preferred Stock”); and c) warrants to purchase up to 3,471,112 shares of common stock (the “Warrants”). The Company also offered up to 1,111,111 shares of common stock issuable upon conversion of the Series A Preferred Stock and 3,471,112 shares of common stock in the event the Warrants are exercised. The Warrants have an initial exercise price of $1.18 per share, are not exercisable for six months from the date of issuance, and have an exercise term of 2.5 years from the date of issuance. The Company received approximately $3,124,000 in gross proceeds from the sale of these securities. Net proceeds after deducting the placement agent commissions, legal expenses and other offering expenses, and assuming no exercise of the Warrants, was $2,832,000. The Company retained Rodman & Renshaw, LLC as the exclusive placement agent for this offering, and paid them $218,680 in placement agent commissions. On May 4, 2012, the investor converted 1,000 shares of the Series A Preferred Stock purchased in the transaction into 1,111,111 shares of common stock.

The Company currently anticipates that its cash and cash equivalents will be sufficient to meet its working capital requirements to continue its sales and marketing and research and development through at least July 1, 2013. However, in order to execute the Company’s long-term Microcyn® product development strategy and to penetrate new and existing markets, the Company may need to raise additional funds through public or private equity offerings, debt financings, corporate collaborations or other means.

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

Note 3.	Condensed Consolidated Balance Sheets

Inventories

Inventories consisted of the following (in thousands):

	June 30, 2012	March 31, 2012
	(unaudited)
Raw materials	$503	$558
Finished goods	429	500
	932	1,058
Less: inventory allowances	(114)	(105)
	$818	$953

Note 4.	Commitments and Contingencies

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

Employment Agreements with Executives

As of June 30, 2012, the Company had employment agreements in place with five of its key executives. The agreements provide, among other things, for the payment of six to twenty-four months of severance compensation for terminations under certain circumstances. With respect to these agreements, at June 30, 2012, potential severance amounted to $1,918,000 and aggregated annual salaries amounted to $1,360,000.

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

On June 21, 2012, the Company entered into a collaboration agreement with AmDerma (the “Collaboration Agreement”). Pursuant to the Collaboration Agreement, AmDerma is responsible for the development of a Microcyn-based acne drug candidate in the United States, including all activities required to gain regulatory approvals. AmDerma will also be responsible for all costs. Additionally, within one year of the first commercial sale by AmDerma, AmDerma shall identify at least one secondary indication that AmDerma will develop. If AmDerma declines to pursue such secondary indication, then the right to develop such secondary indication will revert back to the Company. The Company granted AmDerma an exclusive, royalty-bearing perpetual license in the United States and India, with the right to sublicense and subcontract in certain circumstances, and a right of first refusal to expand the territory of the license to include the European Union, Canada, Brazil, and Japan. The Company retained rights to the “rest of world.” The aforementioned option payment of $500,000 will be credited against future milestone payments in the transaction. This amount is recorded in deferred revenue in the June 30, 2012 and March 31, 2012 accompanying condensed consolidated balance sheets.

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

Additionally, beginning on July 1, 2011, the Company shares profits related to Vetericyn and Microcyn over-the-counter sales. During the three months ended June 30, 2012 and 2011, the Company recorded revenue related to these agreements in the amounts of $1,136,000 and $563,000, respectively. The revenue is recorded in product revenues in the accompanying condensed consolidated statements of operations. At June 30, 2012 and March 31, 2012, the Company had outstanding accounts receivable of $837,000 and $290,000, respectively, related to Innovacyn, Inc.

Other Matters

On May 21, 2012, the Company received a letter from the Listing Qualifications staff of The NASDAQ Stock Market LLC (“NASDAQ”), notifying the Company that, for the previous 30 consecutive business days, it has failed to comply with NASDAQ Listing Rule 5550(b)(2), which requires the Company to maintain a minimum Market Value of Listed Securities of $35 million for continued listing on the NASDAQ Capital Market. The letter also noted that the Company did not meet the alternative requirements under Listing Rules 5550(b)(1) or 5550(b)(3).

In accordance with Listing Rule 5810(c)(3)(C), NASDAQ has granted the Company a period of 180 calendar days, or until November 19, 2012, to regain compliance with the Rule. The Company may regain compliance with the Listing Rule at any time during this compliance period if its Market Value of Listed Securities closes at $35 million or more for a minimum of ten consecutive business days.

The letter has no effect on the listing or trading of the Company’s common stock at this time. However, there can be no assurance that the Company will be able to regain compliance with Listing Rule 5550(b)(2) or the other compliance alternatives under Listing Rule 5550(b). In the event the Company does not regain compliance with the Listing Rule prior to the expiration of the compliance period, it will receive written notification that its securities are subject to delisting, at which time the Company may appeal the delisting determination to a Hearings Panel.

On June 18, 2012, the Company received a letter from the Listing Qualifications staff of NASDAQ, notifying the Company that, for the previous 30 consecutive business days, it has failed to comply with NASDAQ Listing Rule 5550(a)(2), which requires the Company to maintain a minimum bid price of $1 per share for its common stock.

In accordance with Listing Rule 5810(c)(3)(C), NASDAQ has granted the Company a period of 180 calendar days, or until December 17, 2012, to regain compliance with the Rule. The Company may regain compliance with the Rule at any time during this compliance period if the minimum bid price for its common stock is at least $1 for a minimum of ten consecutive business days.

The letter has no effect on the listing or trading of the Company’s common stock at this time. However, there can be no assurance that the Company will be able to regain compliance with Listing Rule 5550(a)(2). In the event the Company does not regain compliance with the Listing Rule prior to the expiration of the compliance period, the Company may be eligible for additional time. To qualify, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for NASDAQ Capital Market, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse split, if necessary. If the Company meets these requirements, NASDAQ will inform the Company that it has been granted an additional 180 calendar days. However, if it appears to the Staff of NASDAQ that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, NASDAQ will provide notice that its securities will be subject to delisting.

Note 5.	Derivative Liabilities

The Company considers financial instruments which do not have fixed settlement provisions to be derivative instruments. The common stock purchase warrants issued with the Company’s August 13, 2007 private placement, and the common stock purchase warrants issued to the placement agent in the transaction, do not have fixed settlement provisions because their exercise prices may be lowered if the Company issues securities at lower prices in the future. The Company was required to include the reset provisions in order to protect the warrant holders from the potential dilution associated with future financings. At issuance, the warrants were recognized as equity instruments and have since been re-characterized as derivative liabilities. Accordingly, the warrant obligations are adjusted to fair value at the end of each reporting period with the change in value reported in the statement of operations. Such fair values were estimated using the Black-Scholes valuation model. Although the Company determined the common stock warrants include an implied down-side protection feature, it performed a Monte-Carlo simulation and concluded that the value of the feature is de minimis between the two models and the use of the Black-Scholes valuation model is considered to be a reasonable method to value the warrants.

The derivative liability related to warrants without fixed settlement provisions were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	June 30, 2012	March 31, 2012
Expected term	0.62 years	0.87 years
Risk-free interest rate	0.18%	0.18%
Dividend yield	0.00%	0.00%
Volatility	68.0%	89.0%
Warrants outstanding	835,935	762,876
Fair value of warrants	$–	$55,000

The Company deems financial instruments which require net-cash settlement as either an asset or a liability. The common stock purchase warrants issued with the Company’s April 22, 2012 registered direct offering contain a net-cash settlement feature which gives the warrant holder the right to net-cash settlement in the event certain transactions occur. Pursuant to the terms of the warrants, if such a transaction occurs the warrant holder will be entitled to a net-cash settlement value calculated using the Black-Scholes valuation model using an expected volatility equal to the greater of 100% and the 100 day volatility obtained from the HVT function on Bloomberg, an expected term equal to the remaining term of the warrant, and applicable risk-free interest rate corresponding to the U.S. Treasury. Accordingly, the fair value of the warrant obligation was determined at the date of issuance and was adjusted to fair value at the end of the reporting period using the Black-Scholes valuation model. The change in value reported from issue date to the reporting date was recorded in the accompanying condensed consolidated statement of operations.

The derivative liability related to warrants with net-cash settlement provisions were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	June 30, 2012	April 22, 2012
Expected life	2.32 years	2.50 years
Risk-free interest rate	0.41%	0.40%
Dividend yield	0.00%	0.00%
Volatility	100%	100%
Warrants outstanding	3,471,112	3,471,112
Fair value of warrants	$1,155,000	$2,347,000

The Company will continue to adjust the derivative liabilities for changes in fair value until the earlier of the exercise, at which time the liability will be reclassified to stockholders’ equity (deficiency), or expiration of the warrants.

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Three Months Ended June 30,
	2012	2011
Beginning balance	$(55)	$(337)
Fair value of warrants issued	(2,347)	–
Net unrealized gain	1,247	96
Ending balance	$(1,155)	$(241)

Note 6.	Stockholders’ Equity

Registered Direct Offering

On April 22, 2012, the Company entered into agreements with various investors to issue up to: a) 2,360,001 shares of common stock b) 1,000 shares of Series A Preferred Stock; and c) warrants to purchase up to 3,471,112 shares of common stock. The Company also offered up to 1,111,111 shares of common stock issuable upon conversion of the Series A Preferred Stock. The Company received approximately $3,124,000 in gross proceeds from the sale of these securities. Net proceeds after deducting the placement agent commissions, legal expenses and other offering expenses, and assuming no exercise of the warrants, was $2,832,000. The Company retained Rodman & Renshaw, LLC as the exclusive placement agent for this offering, and paid them $218,680 in placement agent commissions. Following the close of the transaction, the investor converted 1,000 shares of the Series A Preferred Stock purchased in the transaction into 1,111,111 shares of common stock.

In connection with the convertible preferred stock, the Company determined the instrument contained a beneficial conversion feature at the date of issuance. This beneficial conversion feature amounted to $1,062,000 and was recorded as a deemed preferred dividend on the condensed consolidated statement of statement of operations for the three months ended June 30, 2012.

The warrants issued with the offering have an initial exercise price of $1.18 per share, are not exercisable for six months from the date of issuance, and have an exercise term of 2.5 years from the date of issuance. Additionally, the common stock purchase warrants contain a net-cash settlement feature which gives the warrant holder the right to net-cash settlement in the event certain transactions occur. Pursuant to the terms of the warrants, if such a transaction occurs the warrant holder will be entitled to a net-cash settlement value calculated using the Black-Scholes valuation model using specific volatility, expected term and risk-free interest rate assumptions, as detailed in the warrants. Accordingly, at April 22, 2012, the Company recorded $2,347,000 related to the Black-Scholes fair value of the warrants as a derivative liability and adjusted the derivative liability to the current fair value of $1,155,000 at June 30, 2012 in the accompanying condensed consolidated balance sheet. The change in fair value amounted to $1,247,000 and was recorded as a gain due to change in fair value of derivative instruments in the accompanying condensed consolidated statement of operations in the three months ended June 30, 2012.

Common Stock Issued to Service Providers

On April 24, 2009, the Company entered into an agreement with Advocos LLC, a contract sales organization that serves as part of the Company’s sales force for the sale of wound care products in the United States. Pursuant to the agreement, the Company agreed to pay the contract sales organization a monthly fee and potential bonuses that will be based on achievement of certain levels of sales. Additionally, the Company agreed to issue the contract sales organization shares of common stock as compensation for its services. The Company has determined that the fair value of the common stock was more readily determinable than the fair value of the services rendered. Accordingly, the Company recorded the fair market value of the stock as compensation expense. During the three months ended June 30, 2012 and 2011, the Company issued 74,647 and 25,000 shares of common stock, respectively, in connection with this agreement.  During the three months ended June 30, 2012 and 2011, the Company recorded $92,000 and $47,000 of stock compensation expense related to this agreement, respectively. The expense was recorded as selling, general and administrative expense in the accompanying condensed consolidated statements of operations.

Anti-dilution Adjustments

Pursuant to anti-dilution provisions contained in the August 13, 2007 private placement and in the placement agent warrant agreement, for various financing transactions and common stock issuances, the Company is required to adjust the exercise price and the number of warrants held by each warrant holder under these agreements.  Over-time, the exercise price for the warrants has been adjusted from the original exercise price of $9.50 to $3.76.  At June 30, 2012 and March 31, 2012, there were 835,935 and 762,876 warrants outstanding that contain this anti-dilution provision, respectively.  During the three months ended June 30, 2012, the Company reduced the exercise price from $4.12 to $3.76 and issued an additional aggregate of 73,059 warrants as a result of the dilutive effect of the April 22, 2012 registered direct offering and due to shares issued to a service provider in a separate transaction. The warrants were classified as derivative liabilities in the June 30, 2012 and March 31, 2012 condensed consolidated balance sheets.

Note 7.	Stock-Based Compensation

The Company accounts for share-based awards exchanged for employee services at the estimated grant date fair value of the award. The Company amortizes the fair value of employee stock options on a straight-line basis over the requisite service period of the awards.  Compensation expense includes the impact of an estimate for forfeitures for all stock options. The estimated forfeiture rates used during the three months ended June 30, 2012 ranged from 2.53% to 2.95%.

Employee stock-based compensation expense is as follows (in thousands):

	Three Months Ended June 30,
	2012	2011
Cost of revenues	$32	$20
Research and development	67	62
Selling, general and administrative	209	473
Total stock-based compensation	$308	$555

No income tax benefit has been recognized related to stock-based compensation expense and no tax benefits have been realized from exercised stock options.

At June 30, 2012, there were unrecognized compensation costs of $1,546,000 related to stock options which is expected to be recognized over a weighted-average amortization period of 1.74 years.

The Company did not capitalize any cost associated with stock-based compensation.

The Company issues new shares of common stock upon exercise of stock options.

A summary of all option activity as of June 30, 2012 and changes during the three months then ended is presented below:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value (in thousands)
Options
Outstanding at April 1, 2012	6,266	$2.36
Granted	–	–
Exercised	–	–
Forfeited or expired	(61)	5.76
Outstanding at June 30, 2012	6,205	$2.32	7.26	$160
Exercisable at June 30, 2012	4,920	$2.48	6.90	$158

The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the underlying fair value of the Company’s common stock ($0.74) for stock options that were in-the-money as of June 30, 2012.

Increase in Number of Shares Authorized in the 2006 Plan

As provided under the Amended and Restated 2006 Stock Incentive Plan (the “2006 Plan”), the aggregate number of shares authorized for issuance as awards under the 2006 Plan automatically increased on April 1, 2012 by 1,450,395 shares (which number constitutes 5% of the outstanding shares on the last day of the year ended March 31, 2012). At June 30, 2012, the total shares authorized for issuance from the 2006 Plan is 4,345,166.

Note 8.	Income Taxes

The Company is not aware of any changes in ownership that would result in a change in control under Internal Revenue Code section 382. The Company, after considering all available evidence, fully reserved for these assets and its other deferred tax assets since it is more likely than not such benefits will not be realized in future periods. The Company has incurred losses for both financial reporting and income tax purposes for the year ended March 31, 2012.  Accordingly, the Company is continuing to fully reserve for its deferred tax assets. The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the Company’s deferred income tax assets satisfy the realization standards, the valuation allowance will be reduced accordingly.

As a result of certain realization requirements of the Company’s deferred tax assets and liabilities do not include certain deferred tax assets at June 30, 2012 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting purposes.  Equity will be increased by approximately $533,000 if and when such deferred tax assets are ultimately realized.

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

The Company generates revenues from wound care products which are sold into the human and animal health care markets and the Company also generates revenues from laboratory testing services which are provided to medical device manufacturers. The Company operates a single segment business which consists of three geographical sales territories as follows (in thousands):

	Three Months
	Ended
	June 30,
	2012	2011
U.S.	$2,033	$840
Mexico	1,378	1,380
Europe and “Rest of World”	405	490
	$3,816	$2,710

The Company’s service revenues amounted to $235,000 and $230,000 for the three months ended June 30, 2012 and 2011.

Note 10.	Significant Customer Concentrations

For the three months ended June 30, 2012, one customer represented 28% of the quarter’s revenue, and for the three months ended June 30, 2011, one customer represented 19% of the quarter’s revenue.

At June 30, 2012, one customer represented 26%, and one customer represented 11% of the net accounts receivable balance. At March 31, 2012, one customer represented 13% and two customers each represented 12% of the net accounts receivable balance.

Note 11.	Subsequent Events

On July 10, 2012, the Compensation Committee of the Board of Directors granted a cash bonus of $166,000 to Hojabr Alimi, Chairman of the Board of Directors and Chief Executive Officer. The bonus was granted pursuant to the FY 2012 Bonus Plan to Mr. Alimi for meeting his target milestones.

On July 25, 2012, the Company was notified that one of its strategic partners received a warning letter from the FDA regarding their manufacturing and marketing of certain Microcyn® Technology-based products. While the Company is still assessing the letter, it currently believes it does not have an obligation to respond to the FDA, although it may choose to assist its partner in the partner’s response. It is possible such letter will have a material impact on the Company’s business. However, the Company cannot predict when or how its partner will respond to the FDA or if its partner will adequately address all of the FDA’s concerns. If the partner does not meet all of the FDA’s concerns, the partner may cease selling some or all of the Company’s products. It is also possible that the FDA may require the partner to take other actions regarding the Company’s products including a recall. If the partner ceases to sell the Company’s products on a temporary or permanent basis, the Company’s revenues will be adversely affected.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as of June 30, 2012 and our audited consolidated financial statements for the year ended March 31, 2012 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 21, 2012.

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

We currently make Microcyn-based human wound and skin care products available, both as prescription and over-the-counter products, under our seven 510(k) clearances in the United States, primarily through a combination of partnerships with Advocos LLC, a specialty U.S. contract sales organization, and with such partners as Amneal Enterprises, PreCision Dermatology and Eloquest Healthcare, Inc., a subsidiary of Ferndale Pharma, Inc., described in greater detail below. Specifically, we have announced the commercialization of a Microcyn® product for wound care sold through a combination of contract and commissioned sales forces and by Eloquest Healthcare, and the commercialization of Microcyn® products for dermatology through partnerships with Quinnova Pharmaceuticals and PreCision Dermatology. Our partner, Union Springs Pharmaceuticals, a subsidiary of the Drug Enhancement Company of America, has marketed MyClyns, an over-the-counter “first responder” pen application with Microcyn as a component, in the United States since January 2008.

Additionally, through our partner Innovacyn, Inc., we currently make available Microcyn Technology-based animal healthcare products branded as Vetericyn in the United States and Europe. We plan to introduce these products into Canada and have received approval from Health Canada to begin marketing our products in their country, and in the future, we plan to expand to Asia.

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

On February 14, 2011, we announced the formation of a broad multi-year collaboration with Amneal Enterprises to realize the development and commercial potential of Microcyn® Technology. Amneal Enterprises is an affiliation of independent pharmaceutical marketing, discovery and development companies.  As a part of this collaboration, Quinnova Pharmaceuticals, Inc., an Amneal alliance member, has licensed, with a $500,000 prepayment and ongoing double-digit royalties, the U.S. and Canadian rights to the Microcyn-based dermatology atopic dermatitis hydrogel that received FDA clearance in February 2011. Future prescription dermatology products can also be licensed for undisclosed upfront payments.  In addition, Quinnova agreed to co-promote the current prescription Microcyn-based wound care products to podiatry professionals in the United States and Canada. Quinnova has a sales force of over 35 people, selling to dermatologists and podiatrists with a complete line of dermatology products. In addition, Quinnova launched the AtraproTM family of products formulated from Microcyn® Technology platform in late February 2012.

Additionally, we sold the option to exclusively sell and distribute our proprietary Microcyn-based acne drug candidate to AmDerma Pharmaceuticals, LLC, an Amneal alliance member, for a one-time non-refundable payment of $500,000.  On June 23, 2011, AmDerma exercised its option to license rights to the drug candidate. On June 21, 2012, we entered into a collaboration agreement with AmDerma. Pursuant to the agreement, AmDerma is responsible for the development of a Microcyn-based acne drug candidate in the United States, including all activities required to gain regulatory approvals. AmDerma will also be responsible for all costs. Additionally, within one year of the first commercial sale by AmDerma, AmDerma shall identify at least one secondary indication that AmDerma will develop. If AmDerma declines to pursue such secondary indication, then the right to develop such secondary indication will revert back to us. We granted AmDerma an exclusive, royalty-bearing perpetual license in the United States and India, with the right to sublicense and subcontract in certain circumstances, and a right of first refusal to expand the territory of the license to include the European Union, Canada, Brazil, and Japan. We retained rights to the “rest of world.” The option payment of $500,000 will be credited against future milestone payments in the transaction.

Marketing Abroad

We currently rely on exclusive agreements with country-specific distributors for the sale of Microcyn-based products in Europe, including in Italy, the Netherlands, Germany, Czech Republic, Sweden, Finland and Denmark.

In Mexico, we market our products through our established distribution network and a direct sales organization. We have a dedicated contract sales force, including salespeople, nurses and clinical support staff, responsible for selling Microcyn to private and public hospitals and to retail pharmacies.  Our dedicated sales force, comprised of over 30 people based in Mexico, is focused on the wound care and dermatology markets.  We have also launched a dermatology product, designed to treat acne in the country.

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

Comparison of Three Months Ended June 30, 2012 and 2011

Revenues

Total revenues were $4,051,000 for the three months ended June 30, 2012 compared to $2,940,000 for the same period in the prior year. Product revenues increased $1,106,000, or 41%, with increases in the United States, the Middle East and Singapore, offset by a decline in Europe, India and China.

Product revenue in the United States increased $1,193,000, or 142%, due to both unit growth and new product launches into the dermatology market, and higher unit growth and increased royalty fees received from our partner Innovacyn, Inc. Effective July 1, 2011, the royalty rate we receive from Innovacyn increased from approximately 19% to approximately 30%. We recorded revenue in the amounts of $1,136,000 and $563,000 for the three months ended June 30, 2012 and 2011, respectively. Revenue growth attributed to our dermatology partners reflected strong unit growth and heavy sampling as three new product lines were launched in the fourth quarter of the fiscal year ended March 31, 2012.

Revenue in Mexico for the three months ended June 30, 2012 decreased $2,000 from the same period in the prior year. When adjusted for the impact of foreign currency fluctuation, revenue in Mexico increased 15% when compared to the same period in the prior year. The increase in local currency was driven by a 33% increase in sales of our 120 ml, 240 ml and gel presentations, partially offset by a 19% decrease in sales of our 5 liter presentation. The growth in our 120 ml, 240 ml and gel presentations occurred as a result of unit growth of 21% in the 120 ml, 240 ml and gel categories and a 32% unit decline in the 5 liter presentation as a result of slower unit growth in sales to public hospital.

Revenue in Europe and Rest of World for the three months ended June 30, 2012 decreased $85,000, or 17% over the same period in the prior year, primarily as the result of decreases in sales in Europe, India, and China, partially offset by increases in the Middle East and Singapore.

The following table shows our product revenues by geographic region:

	Quarter ended Ended June 30,
	2012	2011	$ Change	% Change
United States	$2,033,000	$840,000	$1,193,000	142%
Mexico	1,378,000	1,380,000	(2,000)	0%
Europe and “Rest of World”	405,000	490,000	(85,000)	(17)%
Total	$3,816,000	$2,710,000	$1,106,000	41%

Service revenue increased $5,000 when compared to the prior year due to an increase in the number of tests provided by our services business.

Gross Profit

We reported gross profit related to our Microcyn® products of $2,828,000 or 74% of product revenues, during the three months ended June 30, 2012, compared to a gross profit of $1,920,000, or 71%, for the same period in the prior quarter. Our improved gross profit is primarily the result of higher gross profit margins for products sold in the U.S. Our gross margins in Mexico were 77% of product revenues during the three months ended June 30, 2012, compared to 81% for the same period in the prior quarter.

Research and Development Expense

Research and development expense increased $96,000, or 22%, to $532,000 for the three months ended June 30, 2012, compared to $436,000 for the same period in the prior quarter due to increased tests and studies conducted during the three months ended June 30, 2012 primarily related to the initiation of a study for the treatment of scars.

We expect that our research and development expense will increase slightly over the next few quarters as we incur additional expenses related to laboratory tests, clinical trials and the development and approval of new products.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased $684,000, or 19%, to $2,847,000 during the three months ended June 30, 2012, from $3,531,000 during the same period in the prior quarter. The decrease for the three months ended June 30, 2012 was primarily due to lower stock compensation expenses of $428,000 incurred and lower salary related expenses.

We expect selling, general and administrative expenses to grow slightly in future periods as we incur additional expenses as we continue to expand our sales efforts in the United States and Europe.

Interest Expense and Interest Income

Interest expense increased $126,000 during the three months ended June 30, 2012 as compared to the same period of the prior quarter. The increase relates to an additional $34,000 of cash interest incurred and an additional $92,000 of non-cash interest incurred during the three months ended June 30, 2012. The cash and non-cash interest is related to borrowings from Venture Lending & Leasing V, Inc. and Venture Lending & Leasing VI, Inc.  Interest income for the three months ended June 30, 2012 showed no material change from the same period of the prior quarter.

Other Expense, Net

Other expense, net decreased $72,000 to other expense, net of $20,000 for the three months ended June 30, 2012, compared to $92,000 for the same period in the prior quarter. The change in other expense, net for the three months ended June 30, 2012 was primarily related to unrealized foreign exchange gains and losses on intercompany transactions and tax accruals.

Derivative Liabilities

During the three months ended June 30, 2012, we recorded a decrease in the fair value of our derivative liabilities of $1,247,000 and as a result we recorded this amount as a non-cash gain. For the three months ended June 30, 2011, we recorded a non-cash gain of $96,000. The change in the fair value of our derivative liability for the three months ended June 30, 2012 as compared to the same period in the prior year was primarily the result of decreases in our stock price, and the issuance of warrants and Series A Preferred Stock in connection with our April 2012 registered direct offering that took place during the quarter.

Net Income (Loss)

Net income for the three months ended June 30, 2012 was $445,000, an increase of $2,620,000, as compared to a net loss of $2,175,000 for the same period in the prior quarter.

Liquidity and Capital Resources

We incurred a net income of $445,000 for the three months ended June 30, 2012. At June 30, 2012, our accumulated deficit amounted to $131,869,000. We had working capital of $3,086,000 as of June 30, 2012. In the future, we may raise additional capital from external sources in order to continue the longer term efforts contemplated under our business plan. We expect to continue incurring losses for the foreseeable future and may need to raise additional capital to pursue our product development initiatives, to penetrate markets for the sale of our products and continue as a going concern. We cannot provide any assurances that we will be able to raise additional capital. Our management believes that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means, if needed; however, we have not secured any commitment for new financing at this time, nor can we provide any assurance that new financing will be available on commercially acceptable terms, if needed.

Sources of Liquidity

As of June 30, 2012, we had cash and cash equivalents of $4,399,000. Since our inception, substantially all of our operations have been financed through sales of equity securities. Other sources of financing that we have used to date include our revenues, as well as various loans.

Since July 1, 2010, substantially all of our operations have been financed through the following transactions:

•	proceeds of $313,000 received from the exercise of common stock purchase warrants and options;
•	proceeds of $3,000,000 received from the issuance of a debt instrument in the year ended March 31, 2011;
•	proceeds of $2,500,000 received from the issuance of a debt instrument in the year ended March 31, 2012;
•	net proceeds of $1,894,000 received from a registered direct offering of common stock on December 28, 2011; and
•	net proceeds of $2,832,000 received from a registered direct offering on April 22, 2012.

On April 22, 2012, we entered into agreements with institutional and accredited investors to issue up to: a) 2,360,001 shares of common stock b) 1,000 shares of Series A 0% Convertible Preferred Stock (the “Series A Preferred Stock”); and c) warrants to purchase up to 3,471,112 shares of common stock (the “Warrants”). We also offered up to 1,111,111 shares of common stock issuable upon conversion of the Series A Preferred Stock and 3,471,112 shares of common stock in the event the Warrants are exercised. The Warrants have an initial exercise price of $1.18 per share, are not exercisable for six months from the date of issuance, and have an exercise term of 2.5 years from the date of issuance. We received approximately $3,124,000 in gross proceeds from the sale of these securities. Net proceeds after deducting the placement agent commissions, legal expenses and other offering expenses, and assuming no exercise of the Warrants, was $2,832,000. We retained Rodman & Renshaw, LLC as the exclusive placement agent for this offering, and paid them $218,680 in placement agent commissions. On May 4, 2012, the investor converted 1,000 shares of the Series A Preferred Stock purchased in the transaction into 1,111,111 shares of common stock.

Cash Flows

As of June 30, 2012, we had unrestricted cash and cash equivalents of $4,399,000 compared to $3,351,000 at March 31, 2012.

Net cash used in operating activities during the year ended June 30, 2012 was $1,264,000, primarily due to an increase in accounts receivable of $1,218,000 as a result of increased revenues and the timing of customer payments.  Additionally, the $1,247,000 gain on the value of our derivative liabilities was offset by changes in operating assets and liabilities and other non-cash charges.

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

Net cash used in investing activities was $33,000 and $78,000 for the three months ended June 30, 2012 and 2011, respectively, primarily related to the purchase of equipment.

Net cash provided by financing activities was $2,365,000 for the three months ended June 30, 2012.  During the period ended June 30, 2012, we received net proceeds from the registered direct offering of common and preferred stock of $2,832,000. The offering proceeds were offset by principal payments on the debt in the amount of $467,000.

Net cash provided by financing activities was $1,259,000 the three months ended June 30, 2011, primarily due to the issuance of $1,500,000 of debt which was offset by payments of $257,000 of outstanding debt during the period. We also received $16,000 in connection with the exercise of stock options.

Operating Capital and Capital Expenditure Requirements

We incurred a net income of $445,000 for the three months ended June 30, 2012. At June 30, 2012, our accumulated deficit amounted to $131,869,000. At June 30, 2012, our working capital amounted to $3,086,000.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. These estimates and assumptions include reserves and write-downs related to receivables and inventories, the recoverability of long-term assets, deferred taxes and related valuation allowances, the valuation of equity and derivative instruments, and debt discounts.

Off-Balance Sheet Transactions

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information required by this Item.

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

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our Company, on occasion, may be involved in legal matters arising in the ordinary course of our business including matters involving proprietary technology. While management believes that such matters are currently insignificant, matters arising in the ordinary course of business for which we are or could become involved in litigation may have a material adverse effect on our business, financial condition or results of operations.

Item 1A.	Risk Factors

There have been no material changes from risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended March 31, 2012, as filed with the SEC on June 21, 2012, except as follows:

If any of our third-party contractors fail to perform their responsibilities to comply with FDA rules and regulations, the manufacture, marketing and sales of our products could be delayed, which could decrease our revenues.

Supplying the market with our Microcyn® Technology products requires us to manage relationships with an increasing number of collaborative partners, suppliers and third-party contractors. As a result, our success depends partially on the success of these third parties in performing their responsibilities to comply with FDA rules and regulations. Although we pre-qualify our contractors and we believe that they are fully capable of performing their contractual obligations, we cannot directly control the adequacy and timeliness of the resources and expertise that they apply to these activities. For example, we and our suppliers are required to comply with the FDA’s quality system regulations, which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our products. The FDA enforces the quality system regulation through inspections.

On July 25, 2012, we were notified that one of our strategic partners received a warning letter from the FDA regarding their manufacturing and marketing of certain Microcyn® Technology-based products. While we are still assessing the letter, we currently believe we do not have an obligation to respond to the FDA, although we may choose to assist our partner in their response. It is possible such letter will have a material impact on our business. However, we cannot predict when or how our partner will respond to the FDA or if our partner will adequately address all of the FDA’s concerns. If our partner does not meet all of the FDA’s concerns, our partner may cease selling some or all of our products. It is also possible that the FDA may require our partner to take other actions regarding our products including a recall. If our partner ceases to sell our products on a temporary or permanent basis, our revenues will be adversely affected.

If any of our partners or contractors fail to perform their obligations in an adequate and timely manner, or fail to comply with the FDA’s rules and regulations, including failure to comply with quality systems regulations or a corrective action submitted to the FDA after notification by the FDA of a deficiency is deemed insufficient, then the manufacture, marketing and sales of our products could be delayed. Our products could be detained or seized, the FDA could order a recall, or require our partner to replace or offer refunds for our products. The FDA could also require our partner, and depending on our agreement with our partner, us to notify health professionals and others that the products present unreasonable risks of substantial harm to the public health. If any of these events occur, the manufacture, marketing and sales of our products could be delayed which could decrease our revenues.

If we fail to comply with the FDA’s rules and regulations and are subject to a FDA recall as part of an FDA enforcement action, the associated costs could like have a material adverse effect on our business, financial position, results of operations and cash flows.

Our Company, our products, the manufacturing facilities for our products, the distribution of our products, and our promotion and marketing materials are subject to strict and continual review and periodic inspection by the FDA and other regulatory agencies for compliance with pre-approval and post-approval regulatory requirements.

If we fail to comply with the FDA’s rules and regulations, we could be subject to an enforcement action by the FDA. The FDA could undertake regulatory actions, including seeking a consent decree, recalling or seizing our products, ordering a total or partial shutdown of production, delaying future marketing clearances or approvals, and withdrawing or suspending certain of our current products from the market. A product recall, restriction, or withdrawal could result in substantial and unexpected expenditures, destruction of product inventory, and lost revenues due to the unavailability of one or more of our products for a period of time, which could reduce profitability and cash flow. In addition, a product recall or withdrawal could divert significant management attention and financial resources. If any of our products are subject to an FDA recall, we could incur significant costs and suffer economic losses. Production of our products could be suspended and we could be required to establish inventory reserves to cover estimated inventory losses for all work-in-process and finished goods related to products we or our third-party contractors manufacture. A recall of a material amount of our products could have a significant, unfavorable impact on our future gross margins.

If our products fail to comply with FDA and other governmental regulations, or our products are deemed defective, we may be required to recall our products and we could suffer adverse public relations that could adversely impact our sales, operating results, and reputation which would adversely affect our business operations.

We may be exposed to product recalls, including voluntary recalls or withdrawals, and adverse public relations if our products are alleged to cause injury or illness, or if we are alleged to have mislabeled or misbranded our products or otherwise violated governmental regulations. Governmental authorities can also require product recalls or impose restrictions for product design, manufacturing, labeling, clearance, or other issues. For the same reasons, we may also voluntarily elect to recall, restrict the use of a product or withdraw products that we consider below our standards, whether for quality, packaging, appearance or otherwise, in order to protect our brand reputation.

Product recalls, product liability claims (even if unmerited or unsuccessful), or any other events that cause consumers to no longer associate our brand with high quality and safe products may also result in adverse publicity, hurt the value of our brand, harm our reputation among our customers and other healthcare professionals who use or recommend the products, lead to a decline in consumer confidence in and demand for our products, and lead to increased scrutiny by federal and state regulatory agencies of our operations, any of which could have a material adverse effect on our brand, business, performance, prospects, value, results of operations and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On June 26, 2012, we issued 74,767 shares of common stock to Advocos, LLC as compensation for services provided.

With respect to the issuance of securities described above, we relied on the Section 4(2) exemption from securities registration under the federal securities laws for transactions not involving any public offering. No advertising or general solicitation was employed in offering the securities. The securities were issued to an accredited investor. The securities were offered for investment purposes only and not for the purpose of resale or distribution, and the transfer thereof was appropriately restricted by us.

Item 3.	Default Upon Senior Securities

We did not default upon any senior securities during the quarter ended June 30, 2012.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc. (included as Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed June 20, 2007, and incorporated herein by reference).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc. (included as Exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 21, 2008, and incorporated herein by reference).
3.3	Amended and Restated Bylaws, as Amended of Oculus Innovative Sciences, Inc., effective November 3, 2010 (included as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2010, and incorporated herein by reference).
4.1	Specimen Common Stock Certificate (included as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.2	Warrant to Purchase Series A Preferred Stock of Oculus Innovative Sciences, Inc. by and between the Company and Venture Lending & Leasing III, Inc., dated April 21, 2004 (included as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.3	Warrant to Purchase Series B Preferred Stock of Oculus Innovative Sciences, Inc. by and between the Company and Venture Lending & Leasing IV, Inc., dated June 14, 2006 (included as Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.4	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.5	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.6	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.11 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.7	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.12 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.8	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 13, 2007, and incorporated herein by reference).

4.9	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 28, 2008, and incorporated herein by reference).
4.10	Form of Common Stock Purchase Warrant for April 2009 offering (included as Exhibit 4.15 to the Company’s Registration Statement on Form S-1 (File No. 333-158539) declared effective on July 24, 2009, and incorporated herein by reference).
4.11	Warrant issued to Dayl Crow, dated March 4, 2009 (included as Exhibit 4.16 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).
4.12	Form of Common Stock Purchase Warrant for July 2009 offering (included as Exhibit 4.15 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference)
4.13	Warrant to Purchase Shares of Common Stock of Oculus Innovative Sciences, Inc. issued to Venture Lending & Leasing V, LLC (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 6, 2010, and incorporated herein by reference).
4.14	Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. issued to Venture Lending & Leasing VI, LLC (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 6, 2011 and incorporated herein by reference).
4.15	Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. issued to Venture Lending & Leasing VI, LLC (included as Exhibit 4.15 to the Company’s Quarterly Report on Form 10-Q filed November 3, 2011, and incorporated herein by reference).
4.16	Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. issued to Venture Lending & Leasing VI, LLC (included as Exhibit 4.16 to the Company’s Quarterly Report on Form 10-Q, filed February 10, 2012, and incorporated herein by reference.
4.17	Form of Common Stock Purchase Warrant for April 2012 offering (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).
4.18	Certificate of Designation of Preferences, Rights and Limitations of Series A 0% Convertible Preferred Stock, filed with the Delaware Secretary of State on April 24, 2012 (included as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).
10.1	Form of Indemnification Agreement between Oculus Innovative Sciences, Inc. and its officers and directors (included as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.2	Amended and Restated Oculus Innovative Sciences, Inc. 2006 Stock Incentive Plan and related form stock option plan agreements (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 2, 2007, and incorporated herein by reference).
10.3	Amended and Restated Investors Rights Agreement, effective as of September 14, 2006 (included as Exhibit 4.6 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.4	Form of Promissory Note (Growth Capital Loans) issued to Venture Lending & Leasing IV, Inc. (included as Exhibit 4.9 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.5	Office Lease Agreement, dated October 26, 1999, between Oculus Innovative Sciences, Inc. and RNM Lakeville, L.P. (included as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.6	Amendment No. 1 to Office Lease Agreement, dated September 15, 2000, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.7	Amendment No. 2 to Office Lease Agreement, dated July 29, 2005, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.8	Amendment No. 3 to Office Lease Agreement, dated August 23, 2006, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.9	Amendment No. 4 to Office Lease Agreement, dated September 13, 2007, by and between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).
10.10	Office Lease Agreement, dated May 18, 2006, between Oculus Technologies of Mexico, S.A. de C.V. and Antonio Sergio Arturo Fernandez Valenzuela (translated from Spanish) (included as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.11	Office Lease Agreement, dated July 2003, between Oculus Innovative Sciences, B.V. and Artikona Holding B.V. (translated from Dutch) (included as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

10.12	Amendment to Office Lease Agreement, effective February 15, 2008, by and between Oculus Innovative Sciences Netherlands B.V. and Artikona Holding B.V. (translated from Dutch) (included as Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).
10.13	Form of Director Agreement (included as Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.14	Framework Agreement, dated June 16, 2005, by and among Javier Orozco Gutierrez, Quimica Pasteur, S de R.L., Jorge Paulino Hermosillo Martin, Oculus Innovative Sciences, Inc. and Oculus Technologies de Mexico, S.A. de C.V. (included as Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.15	Mercantile Consignment Agreement, dated June 16, 2005, between Oculus Technologies de Mexico, S.A. de C.V., Quimica Pasteur, S de R.L. and Francisco Javier Orozco Gutierrez (included as Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.16	Partnership Interest Purchase Option Agreement, dated June 16, 2005, by and between Oculus Innovative Sciences, Inc. and Javier Orozco Gutierrez (included as Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.17	Termination of Oculus Innovative Sciences, Inc. and Oculus Technologies de Mexico, S.A. de C.V.’s Agreements with Quimica Pasteur, S de R.L. by Jorge Paulino Hermosillo Martin (translated from Spanish) (included as Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.18	Termination of Oculus Innovative Sciences, Inc. and Oculus Technologies de Mexico, S.A. de C.V.’s Agreements with Quimica Pasteur, S de R.L. by Francisco Javier Orozco Gutierrez (translated from Spanish) (included as Exhibit 10.29 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.19	Form of Securities Purchase Agreement, dated March 27, 2008, by and between Oculus Innovative Sciences, Inc. and each investor signatory thereto (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 28, 2008, and incorporated herein by reference).
10.20	Purchase Agreement by and between Oculus Innovative Sciences, Inc. and Robert Burlingame, dated January 26, 2009 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 29, 2009, and incorporated herein by reference).
10.21	Purchase Agreement by and between Oculus Innovative Sciences, Inc. and Non-Affiliated Investors, dated January 26, 2009 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 29, 2009, and incorporated herein by reference).
10.22	Revenue Sharing Distribution Agreement by and between Oculus Innovative Sciences, Inc. and VetCure, Inc., dated January 26, 2009 (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 29, 2009, and incorporated herein by reference).
10.23	Purchase Agreement by and between Oculus Innovative Sciences, Inc. and accredited investors, dated February 6, 2009 (refiled as Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2010, and incorporated herein by reference).
10.24	Purchase Agreement by and between Oculus Innovative Sciences, Inc., Robert Burlingame and Seamus Burlingame, dated February 24, 2009 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 27, 2009, and incorporated herein by reference).
10.25	Amendment No. 1 to Revenue Sharing Distribution Agreement by and between Oculus Innovative Sciences, Inc. and VetCure, Inc., dated February 24, 2009 (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed February 27, 2009, and incorporated herein by reference).
10.26	Consultant Agreement by and between Oculus Innovative Sciences, Inc. and Robert C. Burlingame, dated April 1, 2009 (included as Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).
10.27	Microcyn U.S. Commercial Launch Agreement by and between Oculus Innovative Sciences, Inc. and Advocos, dated April 24, 2009 (included as Exhibit 10.53 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).
10.28	Amendment No. 5 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and RNM Lakeville, LLC, dated May 18, 2009 (included as Exhibit 10.54 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).
10.29	Engagement Agreement by and between Oculus Innovative Sciences, Inc. and Dawson James Securities, Inc., dated April 10, 2009 (included as Exhibit 10.55 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).
10.30	Amendment and Clarification of Engagement Letter by and between Oculus Innovative Sciences, Inc. and Dawson James Securities, Inc., dated July 2, 2009 (included as Exhibit 10.56 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).

10.31	Second Amendment and Clarification of Engagement Letter by and between Oculus Innovative Sciences, Inc. and Dawson James Securities, Inc., dated July 10, 2009 (included as Exhibit 10.57 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).
10.32	Warrant Purchase Agreement by and between Oculus Innovative Sciences, Inc. and Dawson James Securities, Inc., dated July 13, 2009 (included as Exhibit 10.58 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).
10.33	Loan and Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, Inc., dated May 1, 2010 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 6, 2010, and incorporated herein by reference).
10.34	Supplement to the Loan and Security Agreement between Oculus Innovative Sciences, Inc., and Venture Lending & Leasing V, Inc., dated May 1, 2010 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 6, 2010, and incorporated herein by reference).
10.35†	Amendment No. 2 to Revenue Sharing, Partnership and Distribution Agreement between Oculus Innovative Sciences, Inc. and Vetericyn, Inc., dated July 24, 2009 (refiled as Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2010 filed April 29, 2011, and incorporated herein by reference).
10.36†	Amendment No. 3 to Revenue Sharing, Partnership and Distribution Agreement between Oculus Innovative Sciences, Inc. and Vetericyn, Inc., dated June 1, 2010 (refiled as Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2010 filed April 29, 2011, and incorporated herein by reference).
10.37†	Amendment No. 1 to Exhibit A to the Revenue Sharing Distribution Agreement and to the Revenue Sharing, Partnership and Distribution Agreement as Revised and Amended, June 1, 2010, dated September 1, 2010 (included as Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2010, and incorporated herein by reference).
10.38	Continuous Offering Program Agreement between Oculus Innovative Sciences, Inc. and Rodman & Renshaw, LLC, dated September 3, 2010 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 17, 2010, and incorporated herein by reference).
10.39†	Distribution Agreement between Oculus Innovative Sciences, Inc. and Tianjin Ascent Import and Export Company, Ltd., dated January 28, 2011 (included as Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q filed February 4, 2011, and incorporated herein by reference).
10.40†	Exclusive Sales and Distribution Agreement between Oculus Innovative Sciences, Inc. and Quinnova Pharmaceuticals, Inc., dated February 14, 2011 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 18, 2011, and incorporated herein by reference).
10.41†	Exclusive Co-Promotion Agreement between Oculus Innovative Sciences, Inc. and Quinnova Pharmaceuticals, Inc., dated February 14, 2011 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 18, 2011, and incorporated herein by reference).
10.42	Product Option Agreement between Oculus Innovative Sciences, Inc. and AmDerma Pharmaceuticals, LLC, dated February 14, 2011 (included as Exhibit 10.3 to the Company's Current Report on Form 8-K filed February 18, 2011, and incorporated herein by reference).
10.43	Amendment No. 6 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and RNM Lakeville, L.P., dated April 26, 2011 (included as Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed June 3, 2011, and incorporated herein by reference).
10.44	Loan and Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing VI, Inc., dated June 29, 2011 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).
10.45	Supplement to the Loan and Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing VI, Inc., dated June 29, 2011 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).
10.46	Amendment No. 1 to the Loan and Security Agreement and Supplement to the Loan and Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, Inc., dated June 29, 2011 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).
10.47	Intellectual Property Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing VI, Inc., dated June 29, 2011 (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).
10.48	Intellectual Property Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, Inc., dated June 29, 2011 (included as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).
10.49†	Distribution Agreement between Oculus Innovative Sciences, Inc. and Shanghai Sunvic Technology Co. Ltd., dated June 26, 2011 (included as Exhibit 10.58 to the Company’s Quarterly Report on Form 10-Q filed August 4, 2011 and incorporated herein by reference).

10.50	Oculus Innovative Sciences, Inc. 2011 Stock Incentive Plan (included as Exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2011, and incorporated herein by reference).
10.51	Securities Purchase Agreement by and between Oculus Innovative Sciences, Inc. and the Purchasers, dated April 22, 2012 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).
10.52†	Patent License Agreement-Exclusive between Oculus Innovative Sciences, Inc. and agencies of the United States Public Health Service within the Department of Health and Human Services, dated August 22, 2011 (included as Exhibit 10.60 to the Company’s Quarterly Report on Form 10-Q filed November 3, 2011, and incorporated herein by reference).
10.53††*	Collaboration Agreement between Oculus Innovative Sciences, Inc. and AmDerma Pharmaceuticals, LLC, dated June 21, 2012
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS#	XBRL Instance Document.
101.SCH#	XBRL Taxonomy Extension Schema.
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF#	XBRL Taxonomy Extension Definition Linkbase.
101.LAB#	XBRL Taxonomy Extension Label Linkbase.
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase.

____________________

*	Filed herewith.
†	Confidential treatment has been granted with respect to certain portions of this agreement.
††	Confidential treatment has been requested with respect to certain portions of this agreement.
#	Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period for the first quarterly period in which detailed footnote tagging is required after the filing date of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCULUS INNOVATIVE SCIENCES, INC.

Date: August 3, 2012	By:	/s/ Hojabr Alimi
Hojabr Alimi
Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2012	By:	/s/ Robert Miller
Robert Miller
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

