Form 10-Q/A
period 2012-06-30
Oculus Innovative Sciences, Inc.
filed 2012-08-31
CIK 1367083

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

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

As of August 28, 2012, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 32,557,634.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Oculus Innovative Sciences, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (the “Form 10-Q”) is to furnish the interactive data files as required by Rule 405 of Regulation S-T. Exhibit 101 to this Amendment No. 1 provides the following materials from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language) with detailed footnote tagging: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of cash flows, and (iv) the notes to the condensed consolidated financial statements. This Amendment is an exhibit-only filing.

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

2

Item 6. Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS#	XBRL Instance Document
101.SCH#	XBRL Schema Document
101.CAL#	XBRL Calculation Linkbase Document
101.DEF#	XBRL Definition Linkbase Document
101.LAB#	XBRL Label Linkbase Document
101.PRE#	XBRL Presentation Linkbase Document

* Filed herewith.

# Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCULUS INNOVATIVE SCIENCES, INC.

Date: August 31, 2012	By:	/s/ Hojabr Alimi
Hojabr Alimi
Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

Date: August 31, 2012	By:	/s/ Robert Miller
Robert Miller
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

4