Form 10-Q
period 2012-09-30
Oculus Innovative Sciences, Inc.
filed 2012-11-08
CIK 1367083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of November 2, 2012, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 37,089,888.

OCULUS INNOVATIVE SCIENCES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30, 2012	March 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,310	$3,351
Accounts receivable, net	2,842	2,151
Inventories, net	876	953
Prepaid expenses and other current assets	419	505
Total current assets	12,447	6,960
Property and equipment, net	730	806
Other assets	215	72
Total assets	$13,392	$7,838
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$783	$816
Accrued expenses and other current liabilities	765	844
Deferred revenue	2,874	1,619
Current portion of long-term debt, net of debt discount of $615 and $624 at September 30, 2012 (unaudited) and March 31, 2012, respectively	1,477	1,415
Derivative liability	1,552	55
Total current liabilities	7,451	4,749
Deferred revenue, less current portion	3,350	133
Long-term debt, net of debt discount of $475 and $769 at September 30, 2012 (unaudited) and March 31, 2012, respectively, less current portion	1,092	1,824
Put warrant liability	2,000	2,000
Total liabilities	13,893	8,706
Commitments and Contingencies
Stockholders’ Deficiency:
Convertible preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2012 (unaudited) and March 31, 2012	–	–
Common stock, $0.0001 par value; 100,000,000 shares authorized, 32,768,903 and 29,007,903 shares issued and outstanding at September 30, 2012 (unaudited) and March 31, 2012, respectively	3	3
Additional paid-in capital	135,938	134,496
Accumulated other comprehensive loss	(3,054)	(3,053)
Accumulated deficit	(133,388)	(132,314)
Total stockholders’ deficiency	(501)	(868)
Total liabilities and stockholders’ deficiency	$13,392	$7,838

See accompanying notes.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Revenues
Product	$3,890	$3,296	$7,674	$5,911
Product licensing fees	374	94	406	189
Service	262	273	497	503
Total revenues	4,526	3,663	8,577	6,603
Cost of revenues
Product	1,092	668	2,080	1,458
Service	234	217	413	418
Total cost of revenues	1,326	885	2,493	1,876
Gross profit	3,200	2,778	6,084	4,727
Operating expenses
Research and development	513	560	1,045	996
Selling, general and administrative	3,504	2,848	6,351	6,379
Total operating expenses	4,017	3,408	7,396	7,375
Loss from operations	(817)	(630)	(1,312)	(2,648)
Interest expense	(280)	(230)	(568)	(392)
Interest income	1	1	2	2
(Loss) gain due to change in fair value of derivative instruments	(397)	121	850	218
Other expense, net	(26)	(101)	(46)	(194)
Net loss	(1,519)	(839)	(1,074)	(3,014)
Preferred stock deemed dividend	–	–	(1,062)	–
Net loss available to common shareholders	$(1,519)	$(839)	$(2,136)	$(3,014)
Net loss per common share: basic and diluted	$(0.05)	$(0.03)	$(0.07)	$(0.11)
Weighted-average number of shares used in per common share calculations:
Basic and diluted	32,616	26,828	32,111	26,771
Other comprehensive loss, net of tax
Net loss	$(1,519)	$(839)	$(1,074)	$(3,014)
Foreign currency translation adjustments	119	(174)	(1)	(207)
Other comprehensive loss	$(1,400)	$(1,013)	$(1,075)	$(3,221)

See accompanying notes.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,074)	$(3,014)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	136	166
Stock-based compensation	941	1,327
Change in fair value of derivative liability	(850)	(218)
Non-cash interest expense	303	175
Foreign currency transaction losses	7	57
Changes in operating assets and liabilities:
Accounts receivable, net	(705)	(163)
Inventories, net	70	(218)
Prepaid expenses and other current assets	84	256
Accounts payable	(28)	(47)
Accrued expenses and other liabilities	4,408	211
Net cash provided by (used in) operating activities	3,292	(1,468)
Cash flows from investing activities:
Change in other assets	(62)	(72)
Purchases of property and equipment	(143)	(102)
Net cash used in investing activities	(205)	(174)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of offering costs	1,925	–
Proceeds from the issuance of convertible preferred stock, net of offering costs	907	–
Proceeds from the exercise of common stock options and warrants	16	24
Proceeds from issuance of long-term debt	–	1,500
Principal payments on long-term debt	(974)	(575)
Net cash provided by financing activities	1,874	949
Effect of exchange rate on cash and cash equivalents	(2)	(56)
Net increase (decrease) in cash and cash equivalents	4,959	(749)
Cash and equivalents, beginning of period	3,351	4,371
Cash and equivalents, end of period	$8,310	$3,622
Supplemental disclosure of cash flow information:
Cash paid for interest	$265	$217
Non-cash financing activities:
Debt discount in connection with long-term debt	$–	$1,094

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2012 and for the three and six months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The unaudited condensed consolidated balance sheet as of September 30, 2012, condensed consolidated statements of operations for the three and six months ended September 30, 2012 and 2011, and the condensed consolidated statements of cash flows for six months ended September 30, 2012 and 2011 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and six months ended September 30, 2012 are not necessarily indicative of results to be expected for the year ending March 31, 2013 or for any future interim period. The condensed consolidated balance sheet at March 31, 2012 has been derived from audited consolidated financial statements; however, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended March 31, 2012, and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on June 21, 2012.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Significant estimates and assumptions include reserves and write-downs related to receivables and inventories, the recoverability of long-lived assets, deferred taxes and related valuation allowances, valuation of equity and derivative instruments, debt discounts and estimated amortization periods for upfront fees received from customers. Periodically, the Company evaluates and adjusts estimates accordingly. The allowance for uncollectible accounts receivable balances amounted to $74,000 and $52,000, which are included in accounts receivable, net in the accompanying September 30, 2012 and March 31, 2012 condensed consolidated balance sheets, respectively. The reserve for excess and obsolete inventory balances amounted to $129,000 and $105,000, which are included in inventories, net in the accompanying September 30, 2012 and March 31, 2012 condensed consolidated balance sheets, respectively

Reclassifications

Certain prior period amounts have been reclassified for comparative purposes to conform to the fiscal 2013 presentation. These reclassifications have no impact on the Company’s previously reported net loss.

Net Loss per Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic net loss per share for the three and six months ended September 30, 2012 and 2011 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	September 30,
	2012	2011
	(in thousands)
Options to purchase common stock	6,915	5,603
Warrants to purchase common stock	10,706	9,602
	17,621	15,205

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company classifies common stock purchase warrants and other free standing derivative financial instruments as equity if the contracts (i) require physical settlement or net-share settlement or (ii) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (iii) contain reset provisions as either an asset or a liability. The Company assesses classification of its freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company determined that its freestanding derivatives, which principally consist of warrants to purchase common stock, satisfied the criteria for classification as equity instruments at September 30, 2012, other than certain warrants that contain reset provisions and certain warrants that require net-cash settlement that the Company classified as derivative liabilities as more fully described in Note 5.

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

Convertible Instruments

The Company evaluates and bifurcates conversion options from their host instruments and accounts for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional as that term is described under applicable Generally Accepted Accounting Principles (“GAAP”).

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Financial liabilities measured at fair value on a recurring basis are summarized below:

	Fair value measurements (in thousands) at September 30, 2012 using
	September 30, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Fair value of warrant obligations (Note 5)	$1,552	–	–	$1,552

	Fair value measurements (in thousands) at March 31, 2012 using
	March 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Fair value of warrant obligations (Note 5)	$55	–	–	$55

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

A significant decrease in the volatility or a significant decrease in the Company’s stock price, in isolation, would result in a significantly lower fair value measurement. Changes in the values of the derivative liabilities are recorded in “(Loss) gain due to change in fair value of derivative instruments” in the Company’s condensed consolidated statements of operations.

As of September 30, 2012, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date the financial statements were issued (Note 11).

Note 2.	Liquidity and Financial Condition

The Company reported a net loss of $1,074,000 for the six months ended September 30, 2012. At September 30, 2012, the Company’s accumulated deficit amounted to $133,388,000. The Company had working capital of $4,996,000 as of September 30, 2012. The Company may need to raise additional capital from external sources in order to continue the longer term efforts contemplated under its business plan. The Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital to pursue its product development initiatives, penetrate markets for the sale of its products and continue as a going concern.

On April 22, 2012, the Company entered into agreements with various investors to issue up to: a) 2,360,001 shares of common stock; b) 1,000 shares of Series A 0% Convertible Preferred Stock (the “Series A Preferred Stock”); and c) warrants to purchase up to 3,471,112 shares of common stock (the “Warrants”). The Company also offered up to 1,111,111 shares of common stock issuable upon conversion of the Series A Preferred Stock and 3,471,112 shares of common stock in the event the Warrants are exercised. The Warrants have an initial exercise price of $1.18 per share, are not exercisable for six months from the date of issuance, and have an exercise term of 2.5 years from the date of issuance. The Company received approximately $3,124,000 in gross proceeds from the sale of these securities. Net proceeds after deducting the placement agent commissions, legal expenses and other offering expenses, and assuming no exercise of the Warrants, was $2,832,000. The Company retained Rodman & Renshaw, LLC as the exclusive placement agent for this offering, and paid them $218,680 in placement agent commissions. On May 4, 2012, the investor converted 1,000 shares of the Series A Preferred Stock purchased in the transaction into 1,111,111 shares of common stock.

The Company currently anticipates that its cash and cash equivalents will be sufficient to meet its working capital requirements to continue its sales and marketing and research and development through at least October 1, 2013. However, in order to execute the Company’s long-term Microcyn® product development strategy and to penetrate new and existing markets, the Company may need to raise additional funds through public or private equity offerings, debt financings, corporate collaborations or other means.

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

Note 3.	Condensed Consolidated Balance Sheets

Inventories

Inventories consisted of the following (in thousands):

	September 30, 2012	March 31, 2012
	(unaudited)
Raw materials	$626	$558
Finished goods	379	500
	1,005	1,058
Less: inventory allowances	(129)	(105)
	$876	$953

Note 4.	Commitments and Contingencies

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

Employment Agreements with Executives

As of September 30, 2012, the Company had employment agreements in place with five of its key executives. The agreements provide, among other things, for the payment of six to twenty-four months of severance compensation for terminations under certain circumstances. With respect to these agreements, at September 30, 2012, potential severance amounted to $1,918,000 and aggregated annual salaries amounted to $1,360,000.

Commercial Agreements

On February 14, 2011, the Company announced the formation of a broad multi-year collaboration with Amneal Enterprises to realize the development and commercial potential of Microcyn® Technology. Amneal Enterprises is an affiliation of independent pharmaceutical marketing, discovery and development companies.  As a part of this collaboration, the Company entered into a product option agreement with an Amneal affiliate, AmDerma Pharmaceuticals, LLC (“AmDerma”) and the Company sold the option to exclusively sell and distribute the future Microcyn-based acne product to AmDerma for a one-time non-refundable payment of $500,000. On June 23, 2011, AmDerma exercised its option to license rights to the drug candidate.

On June 21, 2012, the Company entered into a collaboration agreement with AmDerma (the “Collaboration Agreement”). Pursuant to the Collaboration Agreement, AmDerma is responsible for the development of a Microcyn-based acne drug candidate in the United States, including all activities required to gain regulatory approvals. AmDerma will also be responsible for all costs. Additionally, within one year of the first commercial sale by AmDerma, AmDerma shall identify at least one secondary indication that AmDerma will develop. If AmDerma declines to pursue such secondary indication, then the right to develop such secondary indication will revert back to the Company. The Company granted AmDerma an exclusive, royalty-bearing perpetual license in the United States and India, with the right to sublicense and subcontract in certain circumstances, and a right of first refusal to expand the territory of the license to include the European Union, Canada, Brazil, and Japan. The Company retained rights to the “rest of world.” The aforementioned option payment of $500,000 will be applied against future milestone payments in the transaction. This amount is recorded as deferred revenue in the September 30, 2012 and March 31, 2012 accompanying condensed consolidated balance sheets.

On August 9, 2012, the Company, along with its Mexican subsidiary and manufacturer Oculus Technologies of Mexico S.A. de C.V. (“Manufacturer”), entered into a license, exclusive distribution and supply agreement with More Pharma Corporation, S. de R.L. de C.V. (“More Pharma”) (the “License Agreement”). For a one-time payment of $500,000, the Company granted More Pharma an exclusive license, with the right to sublicense under certain conditions and with the Company’s consent, to all of the Company’s proprietary rights related to certain of its pharmaceutical products for human application that utilize the Company’s Microcyn® Technology within Mexico. For an additional one-time payment of $3,000,000, the Company also agreed to appoint More Pharma as the exclusive distributor of certain of its products in Mexico for the term of the agreement. Additionally, Manufacturer granted More Pharma an exclusive license to certain of Manufacturer’s then-held trademarks in exchange for a payment of $100,000 to Manufacturer. The Company has the ability to terminate the agreement if certain annual purchase minimums are not met. The term of the agreement is twenty-five years from the effective date of August 15, 2012 (the “Effective Date”). The term of the License Agreement will automatically renew after the twenty-five year term for successive two year terms as long as More Pharma has materially complied with any and all of the obligations under the License Agreement, including but not limited to, meeting the minimum purchase requirements set forth therein.

Additionally, also on August 9, 2012, the Company, along with Manufacturer, also entered into an exclusive distribution and supply agreement with More Pharma (the “Distribution Agreement”). For a one-time payment of $1,500,000, the Company granted More Pharma exclusive ability to market and sell certain of its pharmaceutical products for human application that utilize the Company’s Microcyn® Technology. The Company also appointed More Pharma as its exclusive distributor, with the right to execute sub-distribution agreements under certain conditions and with the Company’s consent, within the following countries: Antigua & Barbuda, Argentina, Aruba & Curacao, Bahamas, Barbados, Belize, Bolivia, Bonaire, Brazil, British Guyana, British Islands, Cayman Islands, Chile, Colombia, Cuba, Dominica, Dominican Republic, Ecuador, El Salvador, French Guyana, Grenada, Guadalupe, Guatemala, Haiti, Honduras, Jamaica, Martinique, Nicaragua, Paraguay, Peru, St. Bartolome, St. Vincent & Grenades, Surinam, Trinidad & Tobago, Turks & Caicos Islands, Uruguay, Venezuela and Virgin Islands (the “Territory”).

The Company will recognize the $5,100,000 related to the License Agreement and the Distribution Agreement as revenue on a straight line basis consistent with the Company’s historical experience with contracts with similar terms, which is typically over three to five years of the contract. Additionally, the Company capitalized $214,000 of its transaction costs related to the agreements, which will be amortized by the Company as expense on a straight line basis consistent with the related revenue recognition practices. At September 30, 2012, the Company had outstanding accounts receivable of $444,000 related to its transaction with More Pharma. During the three months ended September 30, 2012, the Company recognized $183,000 as revenue related to the upfront fees of the transaction and recognized $8,000 as an expense. The Company will recognize upcoming product sales on a sell-through basis as More Pharma sells products through to its customers.

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

Additionally, beginning on July 1, 2011, the Company shares profits related to Vetericyn and Microcyn over-the-counter sales. During the three months ended September 30, 2012 and 2011, the Company recorded revenue related to these agreements in the amounts of $1,229,000 and $1,176,000, respectively. During the six months ended September 30, 2012 and 2011, the Company recorded revenue related to these agreements in the amounts of $2,365,000 and $1,739,000, respectively. The revenue is recorded in product revenues in the accompanying condensed consolidated statements of operations. At September 30, 2012 and March 31, 2012, the Company had outstanding accounts receivable of $375,000 and $290,000, respectively, related to Innovacyn, Inc.

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

The derivative liability related to warrants without fixed settlement provisions were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	September 30, 2012	March 31, 2012
Expected life	0.36 years	0.87 years
Risk-free interest rate	0.18%	0.18%
Dividend yield	0.00%	0.00%
Volatility	55%	89%
Warrants outstanding	838,172	762,876
Fair value of warrants	$–	$55,000

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

The derivative liability related to warrants with net-cash settlement provisions were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	September 30, 2012	April 22, 2012
Expected life	2.07 years	2.50 years
Risk-free interest rate	0.41%	0.40%
Dividend yield	0.00%	0.00%
Volatility	100%	100%
Warrants outstanding	3,471,112	3,471,112
Fair value of warrants	$1,552,000	$2,347,000

The Company will continue to adjust the derivative liabilities for changes in fair value until the earlier of the exercise, at which time the liability will be reclassified to stockholders’ deficiency, or expiration of the warrants.

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Three Months Ended September 30,
	2012	2011
Beginning balance	$(1,155)	$(240)
Net unrealized (loss) gain	(397)	121
Ending balance	$(1,552)	$(119)

	Six Months Ended September 30,
	2012	2011
Beginning balance	$(55)	$(337)
Fair value of warrants issued	(2,347)	–
Net unrealized gain	850	218
Ending balance	$(1,552)	$(119)

Note 6.	Stockholders’ Deficiency

Registered Direct Offering

On April 22, 2012, the Company entered into agreements with various investors to issue up to: a) 2,360,001 shares of common stock; b) 1,000 shares of Series A Preferred Stock; and c) warrants to purchase up to 3,471,112 shares of common stock. The Company also offered up to 1,111,111 shares of common stock issuable upon conversion of the Series A Preferred Stock. The Company received approximately $3,124,000 in gross proceeds from the sale of these securities. Net proceeds after deducting the placement agent commissions, legal expenses and other offering expenses, and assuming no exercise of the warrants, was $2,832,000. The Company retained Rodman & Renshaw, LLC as the exclusive placement agent for this offering, and paid them $218,680 in placement agent commissions. Following the close of the transaction, the investor converted 1,000 shares of the Series A Preferred Stock purchased in the transaction into 1,111,111 shares of common stock.

In connection with the convertible preferred stock, the Company determined the instrument contained a beneficial conversion feature at the date of issuance. This beneficial conversion feature amounted to $1,062,000 and was recorded as a deemed preferred dividend on the condensed consolidated statement of statement of operations for the six months ended September 30, 2012.

The warrants issued with the offering have an initial exercise price of $1.18 per share, are not exercisable for six months from the date of issuance, and have an exercise term of 2.5 years from the date of issuance. Additionally, the common stock purchase warrants contain a net-cash settlement feature which gives the warrant holder the right to net-cash settlement in the event certain transactions occur. Pursuant to the terms of the warrants, if such a transaction occurs the warrant holder will be entitled to a net-cash settlement value calculated using the Black-Scholes valuation model using specific volatility, expected term and risk-free interest rate assumptions, as detailed in the warrants (Note 5).

Common Stock Issued to Service Providers

On April 24, 2009, the Company entered into an agreement with Advocos LLC, a contract sales organization that serves as part of the Company’s sales force for the sale of wound care products in the United States. Pursuant to the agreement, the Company agreed to pay the contract sales organization a monthly fee and potential bonuses that will be based on achievement of certain levels of sales. Additionally, the Company agreed to issue the contract sales organization shares of common stock as compensation for its services. The Company has determined that the fair value of the common stock was more readily determinable than the fair value of the services rendered. Accordingly, the Company recorded the fair market value of the stock as compensation expense. During the three months ended September 30, 2012 and 2011, the Company issued 26,096 and 24,587 shares of common stock, respectively, in connection with this agreement.  During the three months ended September 30, 2012 and 2011, the Company recorded $20,000 and $44,000 of stock compensation expense related to this agreement, respectively. During the six months ended September 30, 2012 and 2011, the Company issued 100,743 and 49,587 shares of common stock, respectively, in connection with this agreement.  During the six months ended September 30, 2012 and 2011, the Company recorded $112,000 and $92,000 of stock compensation expense related to this agreement, respectively. The expense was recorded as selling, general and administrative expense in the accompanying condensed consolidated statements of operations.

On April 1, 2011, the Company entered into an agreement with NetGain Financial, Inc., for providing financial advisory services. Pursuant to the agreement, the Company agreed to pay NetGain Financial common stock as compensation for services provided.  The Company determined that the fair value of the common stock was more readily determinable than the fair value of the services rendered. Accordingly, the Company recorded the fair market value of the stock as compensation expense. During the three months ended September 30, 2012 and 2011, the Company issued 150,000 and 30,000 shares of common stock, respectively, in connection with this agreement.  During the three months ended September 30, 2012 and 2011, the Company recorded $146,000 and $52,000 of stock compensation expense related to this agreement, respectively. During the six months ended September 30, 2012 and 2011, the Company issued 150,000 and 60,000 shares of common stock, respectively, in connection with this agreement.  During the six months ended September 30, 2012 and 2011, the Company recorded $146,000 and $110,000 of stock compensation expense related to this agreement, respectively. The expense was recorded as selling, general and administrative expense in the accompanying condensed consolidated statements of operations.

Anti-dilution Adjustments

Pursuant to anti-dilution provisions contained in the August 13, 2007 private placement and in the placement agent warrant agreement, for various financing transactions and common stock issuances, the Company is required to adjust the exercise price and the number of warrants held by each warrant holder under these agreements.  Over-time, the exercise price for the warrants has been adjusted from the original exercise price of $9.50 to $3.75.  At September 30, 2012 and March 31, 2012, there were 838,172 and 762,876 warrants outstanding that contain this anti-dilution provision, respectively.  During the three months ended September 30, 2012, the Company reduced the exercise price from $3.76 to $3.75 and issued an additional aggregate of 2,237 warrants as a result of shares issued to service providers. During the six months ended September 30, 2012, the Company reduced the exercise price from $4.32 to $3.75 and issued an additional aggregate of 75,296 warrants as a result of the dilutive effect of the April 22, 2012 registered direct offering and due to shares issued to service providers in a separate transaction. The warrants were classified as derivative liabilities in the September 30, 2012 and March 31, 2012 condensed consolidated balance sheets.

Note 7.	Stock-Based Compensation

The Company accounts for share-based awards exchanged for employee services at the estimated grant date fair value of the award. The Company amortizes the fair value of employee stock options on a straight-line basis over the requisite service period of the awards.  Compensation expense includes the impact of an estimate for forfeitures for all stock options. The estimated forfeiture rates used during the six months ended September 30, 2012 ranged from 2.47% to 2.50%.

Employee stock-based compensation expense is as follows (in thousands):

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,
	2012	2011	2012	2011
Cost of service revenue	$34	$31	$66	$50
Research and development	63	76	130	138
Selling, general and administrative	275	262	484	737
Total stock-based compensation	$372	$369	$680	$925

At September 30, 2012, there were unrecognized compensation costs of $1,681,000 related to stock options which is expected to be recognized over a weighted-average amortization period of 2.09 years.

The Company estimated the fair value of employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service periods of the respective awards. The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Expected life	5.85 years	6.30 years	5.85 years	5.97 years
Risk-free interest rate	0.73%	1.43%	0.73%	1.52%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Volatility	88%	83%	88%	83%

The weighted-average fair value of options granted during the three and six months ended September 30, 2012 was $0.68. The weighted-average fair value of options granted during the three and six months ended September 30, 2011 was $1.02 and $1.23, respectively.

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

A summary of all option activity as of September 30, 2012 and changes during the six months then ended is presented below:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value (in thousands)
Options
Outstanding at April 1, 2012	6,266	$2.36
Granted	760	0.94
Exercised	(39)	0.90
Forfeited or expired	(72)	5.12
Outstanding at September 30, 2012	6,915	$2.18	7.20	$214
Exercisable at September 30, 2012	5,260	$2.42	6.75	$233

The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the underlying fair value of the Company’s common stock ($0.94) for stock options that were in-the-money as of September 30, 2012.

The Company did not capitalize any cost associated with stock-based compensation.

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

As a result of certain realization requirements of the Company’s deferred tax assets and liabilities do not include certain deferred tax assets at September 30, 2012 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting purposes.  Equity will be increased by approximately $533,000 if and when such deferred tax assets are ultimately realized.

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

The Company generates revenues from wound care products which are sold into the human and animal health care markets and the Company also generates revenues from laboratory testing services which are provided to medical device manufacturers. The Company operates a single segment business which consists of three geographical sales territories as follows (in thousands):

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,
	2012	2011	2012	2011
U.S.	$1,898,000	$1,446,000	$3,931,000	$2,286,000
Mexico	1,862,000	1,304,000	3,240,000	2,684,000
Europe and Other	504,000	640,000	909,000	1,130,000
	$4,264,000	$3,390,000	$8,080,000	$6,100,000

For the three months ended September 30, 2012 and 2011, the Company received licensing revenues of $374,000 and $94,000, respectively. Such revenues are included in the Company’s calculation of product revenues and are reflected in the table above under the respective geographic region where such licensing revenues were earned. For the six months ended September 30, 2012 and 2011, the Company received licensing revenues of $406,000 and $189,000, respectively. Such revenues are included in the Company’s calculation of product revenues and are reflected in the table above under the respective geographic region where such licensing revenues were earned.

The Company’s service revenues amounted to $262,000 and $273,000 for the three months ended September 30, 2012 and 2011, respectively, and the Company’s service revenues amounted to $497,000 and $503,000 for the six months ended September 30, 2012 and 2011, respectively.

Note 10.	Significant Customer Concentrations

For the three months ended September 30, 2012, one customer represented 27% of net revenue, and for the three months ended September 30, 2011, one customer represented 32% of net revenue.

For the six months ended September 30, 2012, one customer represented 28% of net revenue, and for the six months ended September 30, 2011, one customer represented 26% of net revenue.

At September 30, 2012, one customer represented 11%, one customer represented 13%, and one customer represented 16% of the net accounts receivable balance. At March 31, 2012, one customer represented 13% and two customers each, respectively, represented 12% of the net accounts receivable balance.

Note 11.	Subsequent Events

Property Lease Agreements

On October 10, 2012, the Company entered into Amendment No. 7 to its property lease agreement, extending the lease on its Petaluma, California facility to September 30, 2017. Pursuant to the amendment, in exchange for certain improvements on the building, the Company agreed to increase the lease payment from $10,380 to $11,072 per month.

The Company has also entered into a property lease agreement for two properties in Sacramento, California:

•	3045 65th Street, Suite 13, Sacramento, CA 95820
•	3021 65th Street, Sacramento, CA 95820

On August 30, 2012, the Company entered into an amendment to its lease dated October 31, 2011 for the property located at 3045 65th Street, Suite 13, Sacramento, California 95820, to amend the lease to include a 3,000 square foot industrial unit located at 3021 65th Street, Sacramento, California, and to extend the lease on both properties to October 31, 2013. The total rent for both properties is $2,610 per month.

Agreement to Extend the Expiration Date of Warrants in Exchange for the Removal of Certain Settlement Features in Those Warrants

On October 29, 2012, the Company entered into a side letter agreement with Sabby Healthcare Volatility Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (collectively, “Sabby”) to amend the terms of the warrants issued to Sabby in conjunction with the Company’s April 22, 2012 registered direct offering. Pursuant to the amendment, Sabby agreed to waive certain net-cash settlement features contained in the warrants in exchange for the Company’s agreement to a two-year extension of the expiration date of the warrants. Accordingly, the expiration date of the warrants issued to Sabby in connection with the April 22, 2012 financing was extended from October 25, 2014 to October 25, 2016. No other terms, rights or provisions of the purchase agreement or warrants were modified by the terms of the side letter agreement.

Restructuring of Debt for Shares of the Company’s Common Stock

On May 1, 2010, the Company entered into a loan and security agreement and a supplement to the loan and security agreement with Venture Lending & Leasing V, Inc., to borrow up to an aggregate of $3,000,000. In connection with those agreements, the Company issued two warrants to Venture Lending & Leasing V, LLC, a Delaware limited liability company (“LLC5”), which, in the aggregate, have a total put option cash value of $750,000 (the “VLL5 Warrants”).

On June 29, 2011, the Company entered into a loan and security agreement and a supplement to the loan and security agreement with Venture Lending & Leasing VI, Inc., to borrow up to an aggregate of up to $2,500,000. In connection with those agreements, the Company issued three warrants to Venture Lending & Leasing VI, LLC, a Delaware limited liability company (“LLC6”), which, in the aggregate, have a total put option cash value of $1,250,000 (the “VLL6 Warrants”).

On October 30, 2012, the Company entered into a stock purchase agreement with LLC5 and LLC6 for the issuance to LLC5 and LLC6 of shares of common stock having an aggregate fair market value equal to $3,500,000, in exchange for LLC5’s agreement to surrender the VLL5 Warrants and LLC6’s agreement to surrender the VLL6 Warrants. The number of shares issued pursuant to the stock purchase agreement was calculated based upon a price of $0.810 per share, the consolidated closing bid price as reported by The NASDAQ Capital Market for October 26, 2012, the previous trading day’s consolidated closing bid price. Accordingly, on November 1, 2012, the Company issued an aggregate of 4,320,985 restricted shares of common stock to LL5 and LL6, pursuant to the terms of the stock purchase agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as of September 30, 2012 and our audited consolidated financial statements for the year ended March 31, 2012 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 21, 2012.

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

Outside the United States, our Microcyn® Technology products have a CE Mark device approval in Europe for debriding, irrigating and moistening acute and chronic wounds in comprehensive wound treatment by reducing microbial load and creating a moist environment. In Mexico, we are approved as a drug for antiseptic treatment of wounds and infected areas. In India, our technology has a drug license for cleaning and debriding in wound management.  In China, we have obtained a medical device approval by the State Food and Drug Administration for reducing the propagation of microbes in wounds and creating a moist environment for wound healing.

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

Additionally, through our partner Innovacyn, Inc., we currently make available Microcyn® Technology-based animal healthcare products branded as Vetericyn in the United States and Europe. We plan to introduce these products into Canada and Innovacyn has received approval from Health Canada to begin marketing our products in their country. In the future, we plan to expand the sales and marketing of our Microcyn® Technology-based animal healthcare products to Asia.

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

On February 14, 2011, we announced the formation of a broad multi-year collaboration with Amneal Enterprises to realize the development and commercial potential of Microcyn® Technology. Amneal Enterprises is an affiliation of independent pharmaceutical marketing, discovery and development companies.  As a part of this collaboration, Quinnova Pharmaceuticals, Inc., an Amneal alliance member, has licensed, with a $500,000 prepayment and ongoing double-digit royalties, the U.S. and Canadian rights to the Microcyn-based dermatology atopic dermatitis hydrogel that received FDA clearance in February 2011. Future prescription dermatology products can also be licensed for undisclosed upfront payments.  In addition, Quinnova agreed to co-promote the current prescription Microcyn-based wound care products to podiatry professionals in the United States and Canada. Quinnova has a sales force of over 35 people, selling to dermatologists and podiatrists with a complete line of dermatology products. In addition, Quinnova launched the Atrapro TM family of products formulated from Microcyn® Technology platform in late February 2012.

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

International Sales and Marketing by Our Strategic Business Partners

Europe

We currently rely on exclusive agreements with country-specific distributors for the sale of Microcyn-based products in Europe, including in Italy, the Netherlands, Germany, Czech Republic, Sweden, Finland and Denmark.

People’s Republic of China

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

Mexico

On August 9, 2012, we, along with our Mexican subsidiary and manufacturer Oculus Technologies of Mexico S.A. de C.V. (“Manufacturer”), entered into a license, exclusive distribution and supply agreement with More Pharma Corporation, S. de R.L. de C.V. (“More Pharma”) (the “License Agreement”). For a one-time payment of $500,000, we granted More Pharma an exclusive license, with the right to sublicense under certain conditions and with our consent, to all of our proprietary rights related to certain of our pharmaceutical products for human application that utilize our Microcyn Technology within Mexico. For an additional one-time payment of $3,000,000, we also agreed to appoint More Pharma as the exclusive distributor of certain of our products in Mexico for the term of the agreement. Additionally, Manufacturer granted More Pharma an exclusive license to certain of Manufacturer’s then-held trademarks in exchange for a payment of $100,000 to Manufacturer. The term of the agreement is twenty-five years from the effective date of August 15, 2012 (the “Effective Date”). The term of the License Agreement will automatically renew after the twenty-five year term for successive two year terms as long as More Pharma has materially complied with any and all of the obligations under the License Agreement, including but not limited to, meeting the minimum purchase requirements set forth therein.

On August 9, 2012, we, along with Manufacturer, also entered into an exclusive distribution and supply agreement with More Pharma (the “Distribution Agreement”). For a one-time payment of $1,500,000, we granted More Pharma exclusive ability to market and sell certain of our pharmaceutical products for human application that utilize our Microcyn Technology. We also appointed More Pharma as our exclusive distributor, with the right to execute sub-distribution agreements under certain conditions and with our consent, within the following countries: Antigua & Barbuda, Argentina, Aruba & Curacao, Bahamas, Barbados, Belize, Bolivia, Bonaire, Brazil, British Guyana, British Islands, Cayman Islands, Chile, Colombia, Cuba, Dominica, Dominican Republic, Ecuador, El Salvador, French Guyana, Grenada, Guadalupe, Guatemala, Haiti, Honduras, Jamaica, Martinique, Nicaragua, Paraguay, Peru, St. Bartolome, St. Vincent & Grenades, Surinam, Trinidad & Tobago, Turks & Caicos Islands, Uruguay, Venezuela and Virgin Islands (the “Territory”).

“Rest of World”

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

Comparison of Three Months Ended September 30, 2012 and 2011

Revenues

Total revenues were $4,526,000 for the three months ended September 30, 2012 compared to $3,663,000 in the quarter ended September 30, 2011. Product revenues increased $874,000, or 26%, with increases in the United States, Mexico and Singapore, partially offset by declines in Europe, India and China.

Product revenue in the United States increased $452,000, or 31%, due to both unit growth and new product launches into the dermatology market, and higher unit growth and royalty fees received from our partner Innovacyn, Inc. Effective July 1, 2011, the royalty rate we receive from Innovacyn increased from approximately 19% to approximately 30%. We recorded revenue in the amounts of $1,229,000 and $1,176,000 for the three months ended September 30, 2012 and 2011, respectively, from Innovacyn. Revenue growth attributed to our dermatology partners reflects strong unit growth as three new product lines were launched in the fourth quarter of the fiscal year ended March 31, 2012. Furthermore, we recognized deferred upfront fees of $154,000 related to the termination of our agreement with Union Springs Pharmaceuticals.

Revenue in Mexico for the three months ended September 30, 2012 increased $558,000, or 43%, when compared to the same period in the prior year. The increase was driven by a 14% increase in sales of our 120 ml, 240 ml and gel presentations and a 67% increase in sales of our 5 liter presentation and the recognition of $183,000 related to the amortization of upfront fees paid by More Pharma Corporation, S. de R.L. de C.V., our new exclusive distributor in Mexico. The effective date of our entry into the distribution agreement with More Pharma was August 15, 2012. Accordingly, as a result of this agreement, revenues recognized during approximately the first half of the quarter ended September 30, 2012 were accounted for as we had traditionally reported in the past with the sales sold to the end customer. However, during approximately the second half of the quarter ended September 30, 2012, we recognized revenue on the sell through basis for the products More Pharma purchased from us. The pricing of the units sold to More Pharma is based on fixed prices, which is about 55% on average of the current market price. Also, due to the transfer of the sales function of our products in Mexico to More Pharma, we reduced or transferred the cost of the sales people and promotions and thus, eliminated those certain operating costs. During the quarter ended September 30, 2012, we incurred about $410,000 of severance and related one-time costs in connection with the transfer of our sales function of our products in Mexico to More Pharma. In addition, an upfront fee of $5,100,000 will be recognized as revenue over a three to five year period, and such determination is based on the term of the agreements with More Pharma and an analysis of our experience with similar transactions.

Revenue in Europe and Rest of World for the three months ended September 30, 2012 decreased $136,000, or 21%, as compared to the same period in the prior year, primarily as the result of decreases in sales in Europe, India, Middle East and China, partially offset by increases in Singapore.

The following table shows our product revenues by geographic region:

	Three Months Ended September 30,
	2012	2011	$ Change	% Change
United States	$1,898,000	$1,446,000	$452,000	31%
Mexico	1,862,000	1,304,000	558,000	43%
Europe and Rest of World	504,000	640,000	(136,000)	(21)%
Total	$4,264,000	$3,390,000	$874,000	26%

Licensing revenues of $374,000 and $94,000, respectively, are also included in our calculation of product revenues for the quarters ended September 30, 2012 and 2011 and are reflected in the table above under the respective geographic region where such licensing revenues were earned.

Service revenues decreased $11,000 when compared to the same period in the prior year due to a decrease in the number of tests provided by our services business.

Gross Profit

We reported gross profit related to our Microcyn® products of $3,172,000 or 74% of product revenues, during the three months ended September 30, 2012, compared to a gross profit of $2,722,000, or 80% of product revenues, for the same period in the prior year. Our lower percentage of gross profitability is primarily the result of product mix in the United States and the impact of the execution of the More Pharma transaction in Mexico. Our margins in Mexico were 74% of product revenues during the three months ended September 30, 2012, compared to 81% for the same period in the prior year.

Research and Development Expense

Research and development expense decreased $47,000, or 8%, to $513,000 for the three months ended September 30, 2012, compared to $560,000 for the same period in the prior year due to decreased tests and studies conducted during the three months ended September 30, 2012.

We expect that our research and development expense will increase slightly over the next few quarters as we incur additional expenses related to laboratory tests, clinical trials and the development and approval of new products.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $656,000, or 23%, to $3,504,000 during the three months ended September 30, 2012, as compared to $2,848,000 for the same period in the prior year. The increase for the three months ended September 30, 2012 was primarily due to $410,000 of one-time severance costs in Mexico and higher expenses related to new products, compensation, and investor-related costs in the United States.

We expect selling, general and administrative expenses to decline in the next period as we see the impact of lower sales-related expenses in Mexico.

Interest Expense and Interest Income

Interest expense increased $50,000 during the three months ended September 30, 2012 as compared to the same period of the prior year. The increase relates to an additional $14,000 of cash interest incurred and an additional $36,000 of non-cash interest incurred during the three months ended September 30, 2012. The cash and non-cash interest is related to borrowings from Venture Lending & Leasing V, Inc. and Venture Lending & Leasing VI, Inc.  Interest income for the three months ended September 30, 2012 showed no material change from the same period of the prior year.

Other Expense, Net

Other expense, net decreased $75,000 to $26,000 for the three months ended September 30, 2012, compared to other expense, net of $101,000 for the same period in the prior year. The change in other expense, net for the three months ended September 30, 2012 was primarily related to unrealized foreign exchange gains and losses on intercompany transactions and tax accruals.

Derivative Liabilities

During the three months ended September 30, 2012, we recorded a decrease in the fair value of our derivative liabilities of $397,000 and as a result, we recorded this amount as a non-cash loss. For the three months ended September 30, 2011, we recorded a non-cash gain of $121,000. The change in the fair value of our derivative liabilities for the three months ended September 30, 2012 was primarily the result of increases in our stock price.

Net (Loss)

Net loss for the three months ended September 30, 2012 was $1,519,000, an increase of $680,000, as compared to a net loss of $839,000 for the same period in the prior year.

Comparison of Six Months Ended September 30, 2012 and 2011

Revenues

Total revenues were $8,577,000 for the six months ended September 30, 2012 compared to $6,603,000 in the six months ended September 30, 2011. Product revenues increased $1,980,000, or 32%, with increases in the United States, Mexico and Singapore, offset by a decline in Europe, India and China.

Product revenue in the United States increased $1,645,000, or 72%, due to both unit growth and new product launches into the dermatology market, and higher unit growth and royalty fees received from our partner Innovacyn, Inc. Effective July 1, 2011, the royalty rate we receive from Innovacyn increased from approximately 19% to approximately 30%. We recorded revenue in the amounts of $2,365,000 and $1,739,000, respectively, for the six months ended September 30, 2012 and 2011, from Innovacyn. Revenue growth attributed to our dermatology partners reflects strong unit growth as three new product lines were launched in the fourth quarter of the fiscal year ended March 31, 2012. Furthermore, we recognized deferred upfront fees of $154,000 related to the termination of our agreement with Union Springs Pharmaceuticals.

Revenue in Mexico for the six months ended September 30, 2012, increased $556,000, or 21%, when compared to the same period in the prior year. The increase was driven by a 15% increase in sales of our 120 ml, 240 ml and gel presentations and a 67% increase in sales of our 5 liter presentation and the recognition of $183,000 related to the amortization of upfront fees paid by More Pharma Corporation, S. de R.L. de C.V., our new exclusive distributor in Mexico. The effective date of our entry into the distribution agreement with More Pharma was August 15, 2012. Accordingly, as a result of this agreement, revenues recognized during approximately the first half of the quarter ended September 30, 2012 were accounted for as we had traditionally reported in the past with the sales sold to the end customer. However, during approximately the second half of the quarter ended September 30, 2012, we recognized revenue on the sell through basis for the products More Pharma purchased from us. The pricing of the units sold to More Pharma is based on fixed prices, which is about 55% on average of the current market price. Also, due to the transfer of the sales function of our products in Mexico to More Pharma, we reduced or transferred the cost of the sales people and promotions and thus, eliminated those certain operating costs. During the six months ended September 30, 2012, we incurred about $410,000 of severance and related one-time costs in connection with the transfer of our sales function of our products in Mexico to More Pharma. In addition, an upfront fee of $5,100,000 will be recognized as revenue over a three to five year period, and such determination is based on the term of the agreements with More Pharma and an analysis of our experience with similar transactions.

Revenue in Europe and Rest of World for the six months ended September 30, 2012 decreased $221,000, or 20%, as compared to same period in the prior year, primarily as the result of decreases in sales in Europe, India, Middle East and China, partially offset by increases in Singapore.

The following table shows our product revenues by geographic region:

	Six Months Ended September 30,
	2012	2011	$ Change	% Change
United States	$3,931,000	$2,286,000	$1,645,000	72%
Mexico	3,240,000	2,684,000	556,000	21%
Europe and Rest of World	909,000	1,130,000	(221,000)	(20)%
Total	$8,080,000	$6,100,000	$1,980,000	32%

Licensing revenues of $406,000 and $189,000, respectively, are also included in our calculation of product revenues for the six months ended September 30, 2012 and 2011 and are reflected in the table above under the respective geographic region where such licensing revenues were earned.

Service revenues decreased $6,000 when compared to the same period in the prior year due to a decrease in the number of tests provided by our services business.

Gross Profit

We reported gross profit related to our Microcyn® products of $6,000,000 or 74% of product revenues, during the six months ended September 30, 2012, compared to a gross profit of $4,642,000, or 76% of product revenues, for the same period in the prior year. Our lower percentage of gross profitability is primarily the result of product mix in the United States and the impact of the execution of the More Pharma transaction in Mexico. Our margins in Mexico were 74% of product revenues during the six months ended September 30, 2012, compared to 81% for the same period in the prior year.

Research and Development Expense

Research and development expense increased $49,000, or 5%, to $1,045,000 for the six months ended September 30, 2012, compared to $996,000 for the same period in the prior year due to increased tests and studies conducted during the six months ended September 30, 2012.

We expect that our research and development expense will increase slightly over the next few quarters as we incur additional expenses related to laboratory tests, clinical trials and the development and approval of new products.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased $28,000, or 1%, to $6,351,000 during the six months ended September 30, 2012 as compared to $6,379,000 for the same period in the prior year. The decrease for the six months ended September 30, 2012 was primarily due to a $394,000 decline in stock compensation charges, partially offset by $410,000 of one-time severance costs incurred in Mexico and higher expenses related to new products, compensation, and investor-related costs in the United States.

We expect selling, general and administrative expenses to decline in the next period as we see the impact of lower sales-related expenses in Mexico.

Interest Expense and Interest Income

Interest expense increased $176,000 during the six months ended September 30, 2012 as compared to the same period in the prior year. The increase relates to an additional $48,000 of cash interest incurred and an additional $128,000 of non-cash interest incurred during the six months ended September 30, 2012. The cash and non-cash interest is related to borrowings from Venture Lending & Leasing V, Inc. and Venture Lending & Leasing VI, Inc.  Interest income for the six months ended September 30, 2012 showed no material change from the same period in the prior year.

Other Expense, Net

Other expense, net decreased $148,000 to $46,000 for the six months ended September 30, 2012, compared to other expense, net of $194,000 for the same period in the prior year. The change in other expense, net for the six months ended September 30, 2012 was primarily related to unrealized foreign exchange gains and losses on intercompany transactions and tax accruals.

Derivative Liabilities

During the six months ended September 30, 2012, we recorded an increase in the fair value of our derivative liabilities of $850,000 and as a result, we recorded this amount as a non-cash gain. For the six months ended September 30, 2011, we recorded a non-cash gain of $218,000. The change in the fair value of our derivative liability for the six months ended September 30, 2012 was primarily the result of decreases in our stock price and the issuance of warrants in connection with our registered direct offering that closed on April 22, 2012.

Net (Loss)

Net loss for the six months ended September 30, 2012 was $1,074,000, a decrease of $1,940,000, as compared to a net loss of $3,014,000 for the same period in the prior year.

Liquidity and Capital Resources

We reported a net loss of $1,074,000 for the six months ended September 30, 2012. At September 30, 2012, our accumulated deficit amounted to $133,388,000. We had working capital of $4,996,000 as of September 30, 2012. In the future, we may raise additional capital from external sources in order to continue the longer term efforts contemplated under our business plan. We expect to continue incurring losses for the foreseeable future and may need to raise additional capital to pursue our product development initiatives, to penetrate markets for the sale of our products and continue as a going concern. We cannot provide any assurances that we will be able to raise additional capital. Our management believes that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means, if needed; however, we have not secured any commitment for new financing at this time, nor can we provide any assurance that new financing will be available on commercially acceptable terms, if needed.

Sources of Liquidity

As of September 30, 2012, we had cash and cash equivalents of $8,310,000. Since our inception, substantially all of our operations have been financed through sales of equity securities. Other sources of financing that we have used to date include our revenues, as well as various loans.

Since October 1, 2010, substantially all of our operations have been financed through the following transactions:

•	proceeds of $149,000 received from the exercise of common stock purchase warrants and options;
•	proceeds of $3,000,000 received from the issuance of a debt instrument in the year ended March 31, 2011;
•	proceeds of $2,500,000 received from the issuance of a debt instrument in the year ended March 31, 2012;
•	net proceeds of $1,894,000 received from a registered direct offering of common stock on December 28, 2011; and
•	net proceeds of $2,832,000 received from a registered direct offering on April 22, 2012.

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

Cash Flows

As of September 30, 2012, we had cash and cash equivalents of $8,310,000, compared to $3,351,000 at March 31, 2012.

Net cash provided by operating activities during the six months ended September 30, 2012 was $3,292,000 primarily due to the receipt of a $5,100,000 upfront payment from More Pharma offset by our net loss of $1,074,000 for the period. Additionally, we had non-cash transactions during the six months ended September 30, 2012, including $941,000 of stock-based compensation expenses, an $850,000 gain on the fair value adjustment of our derivative liabilities, and non-cash interest of $303,000.

Net cash used in operating activities during the six months ended September 30, 2011 was $1,468,000 primarily due to our net loss of $3,014,000 for the period which was offset in part by non-cash transactions during the six months ended September 30, 2011, including $1,327,000 of stock-based compensation expenses, and a $218,000 gain on the fair value adjustment of our derivative liability.

Net cash used in investing activities was $205,000 for the six months ended September 30, 2012, consisting of $62,000 related to equipment purchases and $152,000 related to long-term prepaid expenses associated with the More Pharma transaction.

Net cash used in investing activities was $174,000 for the six months ended September 30, 2011, consisting of $72,000 related to equipment purchases and $102,000 related to an increase in long-term deposits.

Net cash provided by financing activities was $1,874,000 for the six months ended September 30, 2012. During the period ended September 30, 2012, we received net proceeds from the April 2012 registered direct offering of common and preferred stock of $2,832,000. The offering proceeds were offset by principal payments on the debt in the amount of $974,000.

Net cash provided by financing activities was $949,000 for the six months ended September 30, 2011, primarily due to the issuance of $1,500,000 of debt which was offset by payments of $575,000 of outstanding debt during the period. We also received $24,000 in connection with the exercise of stock options.

Operating Capital and Capital Expenditure Requirements

We incurred a net loss of $1,074,000 for the six months ended September 30, 2012. At September 30, 2012, our accumulated deficit amounted to $133,388,000, and at March 31, 2012, our accumulated deficit amounted to $132,314,000. At September 30, 2012, our working capital amounted to $4,996,000.

We may raise additional capital from external sources in order to continue the longer term efforts contemplated under our business plan. We expect to continue incurring losses for the foreseeable future and may need to raise additional capital to pursue our product development initiatives and to penetrate markets for the sale of our products.

We have undertaken initiatives to reduce costs in an effort to conserve capital. Future pivotal trials will require the selection of a partner and must also be completed in order for us to potentially commercialize Microcyn® as a drug product in the United States. Commencement of the pivotal clinical trials will be delayed until we find a strategic partner to fund these trials. Without a strategic partner or additional capital, our pivotal clinical trials will be delayed for a period of time that is currently indeterminate.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. These estimates and assumptions include reserves and write-downs related to receivables and inventories, the recoverability of long-term assets, deferred taxes and related valuation allowances and valuation of equity instruments

Off-Balance Sheet Transactions

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

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended March 31, 2012, as filed with the SEC on June 21, 2012, except as follows, which was also disclosed in our quarterly report on Form 10-Q for the quarter ended June 30, 2012:

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

During the three months ended September 30, 2012, we issued 26,096 shares of common stock to Advocos, LLC as compensation for services provided, and we also issued 150,000 shares of common stock to NetGain Financial, Inc. as compensation for services provided.

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

We did not default upon any senior securities during the quarter ended September 30, 2012.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Property Lease Agreements

On October 10, 2012, we entered into Amendment No. 7 to our property lease agreement, extending the lease on our Petaluma, California facility to September 30, 2017. Pursuant to the amendment, in exchange for certain improvements on the building, we agreed to increase the lease payment from $10,380 to $11,072 per month.

We have also entered into a property lease agreement for two properties in Sacramento, California:

• 3045 65th Street, Suite 13, Sacramento, CA 95820

• 3021 65th Street, Sacramento, CA 95820

On August 30, 2012, we entered into an amendment to our lease dated October 31, 2011 for the property located at 3045 65th Street, Suite 13, Sacramento, California 95820, to amend the lease to include a 3,000 square foot industrial unit located at 3021 65th Street, Sacramento, California, and to extend the lease on both properties to October 31, 2013. The total rent for both properties is $2,610 per month.

Agreement to Extend the Expiration Date of Warrants in Exchange for the Removal of Certain Settlement Features in Those Warrants

On October 29, 2012, we entered into a side letter agreement with Sabby Healthcare Volatility Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (collectively, “Sabby”) to amend the terms of the warrants issued to Sabby in conjunction with our April 22, 2012 registered direct offering. Pursuant to the amendment, Sabby agreed to waive certain net-cash settlement features contained in the warrants in exchange for our agreement to a two-year extension of the expiration date of the warrants. Accordingly, the expiration date of the warrants issued to Sabby in connection with the April 22, 2012 registered direct offering was extended from October 25, 2014 to October 25, 2016. No other terms, rights or provisions of the purchase agreement or warrants were modified by the terms of the side letter agreement.

Restructuring of Debt for Shares of Our Common Stock

On May 1, 2010, we entered into a loan and security agreement and a supplement to the loan and security agreement with Venture Lending & Leasing V, Inc., to borrow up to an aggregate of $3,000,000. In connection with those agreements, we issued two warrants to Venture Lending & Leasing V, LLC, a Delaware limited liability company (“LLC5”), which, in the aggregate, have a total put option cash value of $750,000 (the “VLL5 Warrants”).

On June 29, 2011, we entered into a loan and security agreement and a supplement to the loan and security agreement with Venture Lending & Leasing VI, Inc., to borrow up to an aggregate of up to $2,500,000. In connection with those agreements, we issued three warrants to Venture Lending & Leasing VI, LLC, a Delaware limited liability company (“LLC6”), which, in the aggregate, have a total put option cash value of $1,250,000 (the “VLL6 Warrants”).

On October 30, 2012, we entered into a stock purchase agreement with LLC5 and LLC6 for the issuance to LLC5 and LLC6 of shares of our common stock having an aggregate fair market value equal to $3,500,000, in exchange for LLC5’s agreement to surrender the VLL5 Warrants and LLC6’s agreement to surrender the VLL6 Warrants. The number of shares issued pursuant to the stock purchase agreement was calculated based upon a price of $0.810 per share, the consolidated closing bid price as reported by The NASDAQ Capital Market for October 26, 2012, the previous trading day’s consolidated closing bid price. Accordingly, on November 1, 2012, we issued an aggregate of 4,320,985 restricted shares of our common stock to LL5 and LL6, pursuant to the terms of the stock purchase agreement.

Item 6.	Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc. (included as Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed June 20, 2007, and incorporated herein by reference).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc. (included as Exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 21, 2008, and incorporated herein by reference).
3.3	Amended and Restated Bylaws, as Amended of Oculus Innovative Sciences, Inc., effective November 3, 2010 (included as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2010, and incorporated herein by reference).
4.1	Specimen Common Stock Certificate (included as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.2	Warrant to Purchase Series A Preferred Stock of Oculus Innovative Sciences, Inc. by and between the Company and Venture Lending & Leasing III, Inc., dated April 21, 2004 (included as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.3	Warrant to Purchase Series B Preferred Stock of Oculus Innovative Sciences, Inc. by and between the Company and Venture Lending & Leasing IV, Inc., dated June 14, 2006 (included as Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.4	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.5	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.6	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.11 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.7	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.12 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.8	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 13, 2007, and incorporated herein by reference).
4.9	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 28, 2008, and incorporated herein by reference).
4.10	Form of Common Stock Purchase Warrant for April 2009 offering (included as Exhibit 4.15 to the Company’s Registration Statement on Form S-1 (File No. 333-158539) declared effective on July 24, 2009, and incorporated herein by reference).
4.11	Warrant issued to Dayl Crow, dated March 4, 2009 (included as Exhibit 4.16 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).
4.12	Form of Common Stock Purchase Warrant for July 2009 offering (included as Exhibit 4.15 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference)
4.13	Warrant to Purchase Shares of Common Stock of Oculus Innovative Sciences, Inc. issued to Venture Lending & Leasing V, LLC (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 6, 2010, and incorporated herein by reference).
4.14	Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. issued to Venture Lending & Leasing VI, LLC (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 6, 2011 and incorporated herein by reference).
4.15	Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. issued to Venture Lending & Leasing VI, LLC (included as Exhibit 4.15 to the Company’s Quarterly Report on Form 10-Q filed November 3, 2011, and incorporated herein by reference).
4.16	Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. issued to Venture Lending & Leasing VI, LLC (included as Exhibit 4.16 to the Company’s Quarterly Report on Form 10-Q, filed February 10, 2012, and incorporated herein by reference.
4.17	Form of Common Stock Purchase Warrant for April 2012 offering (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).
4.18	Certificate of Designation of Preferences, Rights and Limitations of Series A 0% Convertible Preferred Stock, filed with the Delaware Secretary of State on April 24, 2012 (included as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).
30

10.1	Form of Indemnification Agreement between Oculus Innovative Sciences, Inc. and its officers and directors (included as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.2	Amended and Restated Oculus Innovative Sciences, Inc. 2006 Stock Incentive Plan and related form stock option plan agreements (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 2, 2007, and incorporated herein by reference).
10.3	Amended and Restated Investors Rights Agreement, effective as of September 14, 2006 (included as Exhibit 4.6 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.4	Form of Promissory Note (Growth Capital Loans) issued to Venture Lending & Leasing IV, Inc. (included as Exhibit 4.9 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.5	Office Lease Agreement, dated October 26, 1999, between Oculus Innovative Sciences, Inc. and RNM Lakeville, L.P. (included as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.6	Amendment No. 1 to Office Lease Agreement, dated September 15, 2000, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.7	Amendment No. 2 to Office Lease Agreement, dated July 29, 2005, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.8	Amendment No. 3 to Office Lease Agreement, dated August 23, 2006, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.9	Amendment No. 4 to Office Lease Agreement, dated September 13, 2007, by and between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).
10.10	Office Lease Agreement, dated May 18, 2006, between Oculus Technologies of Mexico, S.A. de C.V. and Antonio Sergio Arturo Fernandez Valenzuela (translated from Spanish) (included as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.11	Office Lease Agreement, dated July 2003, between Oculus Innovative Sciences, B.V. and Artikona Holding B.V. (translated from Dutch) (included as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.12	Amendment to Office Lease Agreement, effective February 15, 2008, by and between Oculus Innovative Sciences Netherlands B.V. and Artikona Holding B.V. (translated from Dutch) (included as Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).
10.13	Form of Director Agreement (included as Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.14	Framework Agreement, dated June 16, 2005, by and among Javier Orozco Gutierrez, Quimica Pasteur, S de R.L., Jorge Paulino Hermosillo Martin, Oculus Innovative Sciences, Inc. and Oculus Technologies de Mexico, S.A. de C.V. (included as Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.15	Mercantile Consignment Agreement, dated June 16, 2005, between Oculus Technologies de Mexico, S.A. de C.V., Quimica Pasteur, S de R.L. and Francisco Javier Orozco Gutierrez (included as Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.16	Partnership Interest Purchase Option Agreement, dated June 16, 2005, by and between Oculus Innovative Sciences, Inc. and Javier Orozco Gutierrez (included as Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.17	Termination of Oculus Innovative Sciences, Inc. and Oculus Technologies de Mexico, S.A. de C.V.’s Agreements with Quimica Pasteur, S de R.L. by Jorge Paulino Hermosillo Martin (translated from Spanish) (included as Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.18	Termination of Oculus Innovative Sciences, Inc. and Oculus Technologies de Mexico, S.A. de C.V.’s Agreements with Quimica Pasteur, S de R.L. by Francisco Javier Orozco Gutierrez (translated from Spanish) (included as Exhibit 10.29 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.19	Form of Securities Purchase Agreement, dated March 27, 2008, by and between Oculus Innovative Sciences, Inc. and each investor signatory thereto (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 28, 2008, and incorporated herein by reference).
31

10.20	Purchase Agreement by and between Oculus Innovative Sciences, Inc. and Robert Burlingame, dated January 26, 2009 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 29, 2009, and incorporated herein by reference).
10.21	Purchase Agreement by and between Oculus Innovative Sciences, Inc. and Non-Affiliated Investors, dated January 26, 2009 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 29, 2009, and incorporated herein by reference).
10.22	Revenue Sharing Distribution Agreement by and between Oculus Innovative Sciences, Inc. and VetCure, Inc., dated January 26, 2009 (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 29, 2009, and incorporated herein by reference).
10.23	Purchase Agreement by and between Oculus Innovative Sciences, Inc. and accredited investors, dated February 6, 2009 (refiled as Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2010, and incorporated herein by reference).
10.24	Purchase Agreement by and between Oculus Innovative Sciences, Inc., Robert Burlingame and Seamus Burlingame, dated February 24, 2009 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 27, 2009, and incorporated herein by reference).
10.25	Amendment No. 1 to Revenue Sharing Distribution Agreement by and between Oculus Innovative Sciences, Inc. and VetCure, Inc., dated February 24, 2009 (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed February 27, 2009, and incorporated herein by reference).
10.26	Consultant Agreement by and between Oculus Innovative Sciences, Inc. and Robert C. Burlingame, dated April 1, 2009 (included as Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).
10.27	Microcyn U.S. Commercial Launch Agreement by and between Oculus Innovative Sciences, Inc. and Advocos, dated April 24, 2009 (included as Exhibit 10.53 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).
10.28	Amendment No. 5 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and RNM Lakeville, LLC, dated May 18, 2009 (included as Exhibit 10.54 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).
10.29	Engagement Agreement by and between Oculus Innovative Sciences, Inc. and Dawson James Securities, Inc., dated April 10, 2009 (included as Exhibit 10.55 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).
10.30	Amendment and Clarification of Engagement Letter by and between Oculus Innovative Sciences, Inc. and Dawson James Securities, Inc., dated July 2, 2009 (included as Exhibit 10.56 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).
10.31	Second Amendment and Clarification of Engagement Letter by and between Oculus Innovative Sciences, Inc. and Dawson James Securities, Inc., dated July 10, 2009 (included as Exhibit 10.57 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).
10.32	Warrant Purchase Agreement by and between Oculus Innovative Sciences, Inc. and Dawson James Securities, Inc., dated July 13, 2009 (included as Exhibit 10.58 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).
10.33	Loan and Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, Inc., dated May 1, 2010 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 6, 2010, and incorporated herein by reference).
10.34	Supplement to the Loan and Security Agreement between Oculus Innovative Sciences, Inc., and Venture Lending & Leasing V, Inc., dated May 1, 2010 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 6, 2010, and incorporated herein by reference).
10.35†	Amendment No. 2 to Revenue Sharing, Partnership and Distribution Agreement between Oculus Innovative Sciences, Inc. and Vetericyn, Inc., dated July 24, 2009 (refiled as Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2010 filed April 29, 2011, and incorporated herein by reference).
10.36†	Amendment No. 3 to Revenue Sharing, Partnership and Distribution Agreement between Oculus Innovative Sciences, Inc. and Vetericyn, Inc., dated June 1, 2010 (refiled as Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2010 filed April 29, 2011, and incorporated herein by reference).
10.37†	Amendment No. 1 to Exhibit A to the Revenue Sharing Distribution Agreement and to the Revenue Sharing, Partnership and Distribution Agreement as Revised and Amended, June 1, 2010, dated September 1, 2010 (included as Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2010, and incorporated herein by reference).
10.38	Continuous Offering Program Agreement between Oculus Innovative Sciences, Inc. and Rodman & Renshaw, LLC, dated September 3, 2010 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 17, 2010, and incorporated herein by reference).
32

10.39†	Distribution Agreement between Oculus Innovative Sciences, Inc. and Tianjin Ascent Import and Export Company, Ltd., dated January 28, 2011 (included as Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q filed February 4, 2011, and incorporated herein by reference).
10.40†	Exclusive Sales and Distribution Agreement between Oculus Innovative Sciences, Inc. and Quinnova Pharmaceuticals, Inc., dated February 14, 2011 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 18, 2011, and incorporated herein by reference).
10.41†	Exclusive Co-Promotion Agreement between Oculus Innovative Sciences, Inc. and Quinnova Pharmaceuticals, Inc., dated February 14, 2011 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 18, 2011, and incorporated herein by reference).
10.42	Product Option Agreement between Oculus Innovative Sciences, Inc. and AmDerma Pharmaceuticals, LLC, dated February 14, 2011 (included as Exhibit 10.3 to the Company's Current Report on Form 8-K filed February 18, 2011, and incorporated herein by reference).
10.43	Amendment No. 6 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and RNM Lakeville, L.P., dated April 26, 2011 (included as Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed June 3, 2011, and incorporated herein by reference).
10.44	Loan and Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing VI, Inc., dated June 29, 2011 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).
10.45	Supplement to the Loan and Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing VI, Inc., dated June 29, 2011 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).
10.46	Amendment No. 1 to the Loan and Security Agreement and Supplement to the Loan and Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, Inc., dated June 29, 2011 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).
10.47	Intellectual Property Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing VI, Inc., dated June 29, 2011 (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).
10.48	Intellectual Property Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, Inc., dated June 29, 2011 (included as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).
10.49†	Distribution Agreement between Oculus Innovative Sciences, Inc. and Shanghai Sunvic Technology Co. Ltd., dated June 26, 2011 (included as Exhibit 10.58 to the Company’s Quarterly Report on Form 10-Q filed August 4, 2011 and incorporated herein by reference).
10.50	Oculus Innovative Sciences, Inc. 2011 Stock Incentive Plan (included as Exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2011, and incorporated herein by reference).
10.51	Securities Purchase Agreement by and between Oculus Innovative Sciences, Inc. and the Purchasers, dated April 22, 2012 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).
10.52†	Patent License Agreement-Exclusive between Oculus Innovative Sciences, Inc. and agencies of the United States Public Health Service within the Department of Health and Human Services, dated August 22, 2011 (included as Exhibit 10.60 to the Company’s Quarterly Report on Form 10-Q filed November 3, 2011, and incorporated herein by reference).
10.53†	Collaboration Agreement between Oculus Innovative Sciences, Inc. and AmDerma Pharmaceuticals, LLC, dated June 21, 2012 (included as Exhibit 10.53 to the Company’s Annual Report on Form 10-K filed June 21, 2012 and incorporated herein by reference).
10.54†	License, Exclusive Distribution and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Oculus Technologies of Mexico, S.A. de C.V., and, More Pharma Corporation, S. de R.L. de C.V., dated August 9, 2012 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 15, 2012, and incorporated herein by reference).
10.55†	Exclusive Distribution and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Oculus Technologies of Mexico, S.A. de C.V., and, More Pharma Corporation, S. de R.L. de C.V., dated August 9, 2012 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed August 15, 2012, and incorporated herein by reference).
10.56*	Lease by and between Oculus Innovative Sciences, Inc. and KCKMC Properties, LLP for the property located at 3045 65th Street, Suite 13, Sacramento, CA 95820, dated October 31, 2011
10.57*	Amendment to Lease dated August 30, 2012 by and between Oculus Innovative Sciences, Inc. and KCKMC Properties, LLC for the property located at 3045 65th Street, Suite 13, Sacramento, CA 95820, dated September 6, 2012
10.58*	Amendment No. 7 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and 1125-1137 North McDowell, LLC, dated October 10, 2012
10.59	Stock Purchase Agreement by and between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, LLC and Venture Lending & Leasing VI, LLC, dated October 30, 2012 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 1, 2012, and incorporated herein by reference).
33

10.60	Letter Agreement by and between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, Inc., dated October 30, 2012 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed November 1, 2012, and incorporated herein by reference).
10.61	Letter Agreement by and between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing VI, Inc., dated October 30, 2012 (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed November 1, 2012, and incorporated herein by reference).
10.62	Side Letter Agreement to the Stock Purchase Agreement dated April 22, 2012 by and between Oculus Innovative Sciences, Inc., on one hand, and Sabby Healthcare Volatility Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. on the other hand, dated October 29, 2012 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed November 1, 2012, and incorporated herein by reference).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

____________________

*	Filed herewith.
†	Confidential treatment has been granted with respect to certain portions of this agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCULUS INNOVATIVE SCIENCES, INC.

Date: November 8, 2012	By:	/s/ Hojabr Alimi
Hojabr Alimi
Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2012	By:	/s/ Robert Miller
Robert Miller
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

34