Form 10-Q
period 2012-12-31
Oculus Innovative Sciences, Inc.
filed 2013-02-13
CIK 1367083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

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

(707) 283-0550

(Registrant’s telephone number, including area code)

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

As of January 24, 2013, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 37,369,888.

OCULUS INNOVATIVE SCIENCES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2012	March 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,598	$3,351
Accounts receivable, net	3,070	2,151
Inventories, net	901	953
Prepaid expenses and other current assets	331	505
Total current assets	10,900	6,960
Property and equipment, net	729	806
Other assets	201	72
Total assets	$11,830	$7,838
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$504	$816
Accrued expenses and other current liabilities	793	844
Deferred revenue	2,867	1,619
Current portion of long-term debt, net of debt discount of $572 and $624 at December 31, 2012 (unaudited) and March 31, 2012, respectively, and net of prepayment of $238 at December 31, 2012 (See Note 3)	1,134	1,415
Derivative liability	–	55
Total current liabilities	5,298	4,749
Deferred revenue, less current portion	2,980	133
Long-term debt, net of debt discount of $359 and $769 at December 31, 2012 (unaudited) and March 31, 2012, respectively, and net of prepayment of $398 at December 31, 2012, less current portion (See Note 3)	424	1,824
Put warrant liability, net (See Note 3)	–	2,000
Total liabilities	8,702	8,706
Commitments and Contingencies
Stockholders’ Equity (Deficiency):
Convertible preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2012 (unaudited) and March 31, 2012	–	–
Common stock, $0.0001 par value; 100,000,000 shares authorized, 37,339,888 and 29,007,903 shares issued and outstanding at December 31, 2012 (unaudited) and March 31, 2012, respectively	4	3
Additional paid-in capital	141,494	134,496
Accumulated other comprehensive loss	(3,070)	(3,053)
Accumulated deficit	(135,300)	(132,314)
Total stockholders’ equity (deficiency)	3,128	(868)
Total liabilities and stockholders’ equity (deficiency)	$11,830	$7,838

See accompanying notes.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Revenues
Product	$2,655	$2,503	$10,312	$8,379
Product licensing fees	702	94	1,125	318
Service	183	193	680	696
Total revenues	3,540	2,790	12,117	9,393
Cost of revenues
Product	906	757	2,986	2,215
Service	163	181	576	599
Total cost of revenues	1,069	938	3,562	2,814
Gross profit	2,471	1,852	8,555	6,579
Operating expenses
Research and development	509	509	1,554	1,505
Selling, general and administrative	2,642	3,697	8,993	10,076
Total operating expenses	3,151	4,206	10,547	11,581
Loss from operations	(680)	(2,354)	(1,992)	(5,002)
Interest expense	(275)	(260)	(843)	(652)
Interest income	1	1	3	4
Loss due to change in fair value of common stock (See Note 3)	(864)	–	(864)	–
(Loss) gain due to change in fair value of derivative instruments	(84)	86	766	303
Other expense, net	(10)	(20)	(56)	(214)
Net loss	(1,912)	(2,547)	(2,986)	(5,561)
Preferred stock deemed dividend	–	–	(1,062)	–
Net loss available to common shareholders	$(1,912)	$(2,547)	$(4,048)	$(5,561)
Net loss per common share: basic and diluted	$(0.05)	$(0.09)	$(0.12)	$(0.21)
Weighted-average number of shares used in per common share calculations:
Basic and diluted	35,879	27,020	33,372	26,872
Other comprehensive loss, net of tax
Net loss	$(1,912)	$(2,547)	$(2,986)	$(5,561)
Foreign currency translation adjustments	(16)	(87)	(17)	(261)
Other comprehensive loss	$(1,928)	$(2,634)	$(3,003)	$(5,822)

See accompanying notes.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(2,986)	$(5,561)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	197	245
Stock-based compensation	1,397	2,339
Change in fair value of derivative liability	(766)	(303)
Loss due to change in fair value of common stock (See Note 3)	864	–
Non-cash interest expense	461	303
Foreign currency transaction losses	4	8
Changes in operating assets and liabilities:
Accounts receivable, net	(942)	(61)
Inventories, net	46	(361)
Prepaid expenses and other current assets	171	314
Accounts payable	(305)	241
Accrued expenses and other liabilities	4,053	118
Net cash provided by (used in) operating activities	2,194	(2,718)
Cash flows from investing activities:
Change in other assets	(128)	(147)
Purchases of property and equipment	(126)	(78)
Net cash used in investing activities	(254)	(225)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of offering costs	1,890	1,894
Proceeds from the issuance of convertible preferred stock, net of offering costs	907	–
Proceeds from the exercise of common stock options and warrants	16	52
Proceeds from issuance of long-term debt	–	2,500
Principal payments on long-term debt	(1,508)	(865)
Net cash provided by financing activities	1,305	3,581
Effect of exchange rate on cash and cash equivalents	2	(48)
Net increase in cash and cash equivalents	3,247	590
Cash and equivalents, beginning of period	3,351	4,371
Cash and equivalents, end of period	$6,598	$4,961
Supplemental disclosure of cash flow information:
Cash paid for interest	$382	$349
Non-cash financing activities:
Common stock issued in connection with stock purchase agreement (See Note 3)	$3,500	$–
Reclassification of derivative liabilities to paid in capital	$1,636	$–
Warrants issued as derivative liabilities in connection with registered direct offering	$2,347	$–
Debt discount in connection with long-term debt	$–	$1,250

See accompanying notes.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.	Organization and Summary of Significant Accounting Policies

Organization

Oculus Innovative Sciences, Inc. (the “Company”) was incorporated under the laws of the State of California in April 1999 and was reincorporated under the laws of the State of Delaware in December 2006. The Company’s principal office is located in Petaluma, California.  The Company is a healthcare company that designs, produces, and markets innovative, safe and effective drugs, devices, and nutritional products. It is pioneering innovative products for the dermatology, surgical, wound care, and animal healthcare markets. The Company’s primary focus is on its proprietary technology platform called Microcyn® Technology. This technology is based on electrically charged oxychlorine small molecules designed to target a wide range of organisms that cause disease (pathogens). Several Microcyn® Technology tissue care products are designed to treat infections and enhance healing while reducing the need for antibiotics.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of December 31, 2012 and for the three and nine months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2012, condensed consolidated statements of operations for the three and nine months ended December 31, 2012 and 2011, and the condensed consolidated statements of cash flows for nine months ended December 31, 2012 and 2011 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and nine months ended December 31, 2012 are not necessarily indicative of results to be expected for the year ending March 31, 2013 or for any future interim period. The condensed consolidated balance sheet at March 31, 2012 has been derived from audited consolidated financial statements; however, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended March 31, 2012, and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on June 21, 2012.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Significant estimates and assumptions include reserves and write-downs related to receivables and inventories, the recoverability of long-lived assets, deferred taxes and related valuation allowances, valuation of equity and derivative instruments, debt discounts and estimated amortization periods for upfront fees received from customers. Periodically, the Company evaluates and adjusts estimates accordingly. The allowance for uncollectible accounts receivable balances amounted to $58,000 and $52,000, which are included in accounts receivable, net in the accompanying December 31, 2012 and March 31, 2012 condensed consolidated balance sheets, respectively. The reserve for excess and obsolete inventory balances amounted to $148,000 and $105,000, which are included in inventories, net in the accompanying December 31, 2012 and March 31, 2012 condensed consolidated balance sheets, respectively.

Reclassifications

Certain prior period amounts have been reclassified for comparative purposes to conform to the fiscal 2013 presentation. These reclassifications have no impact on the Company’s previously reported net loss.

Net Loss per Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic net loss per share for the three and nine months ended December 31, 2012 and 2011 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	December 31,
	2012	2011
	(in thousands)
Options to purchase common stock	6,911	6,019
Warrants to purchase common stock	10,236	9,665
	17,147	15,684

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company classifies common stock purchase warrants and other free standing derivative financial instruments as equity if the contracts (i) require physical settlement or net-share settlement or (ii) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (iii) contain reset provisions as either an asset or a liability. The Company assesses classification of its freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company determined that its freestanding derivatives, which principally consist of warrants to purchase common stock, satisfied the criteria for classification as equity instruments at December 31, 2012, other than certain warrants that contain reset provisions and certain warrants that require net-cash settlement that the Company classified as derivative liabilities as more fully described in Note 5.

Preferred Stock

The Company applies the accounting standards for distinguishing liabilities from equity when determining the classification and measurement of its preferred stock. Shares that are subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. The Company classifies conditionally redeemable preferred shares, which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, preferred shares are classified as stockholders' equity.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

Financial liabilities measured at fair value on a recurring basis are summarized below:

Fair value measurements (in thousands) at December 31, 2012 using
	December 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Fair value of warrant obligations (Note 5)	$–	–	–	$–

	Fair value measurements (in thousands) at March 31, 2012 using
	March 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Fair value of warrant obligations (Note 5)	$55	–	–	$55

Level 3 liabilities are valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the derivative liabilities. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s accounting and finance department, who report to the Chief Financial Officer, determine its valuation policies and procedures.  The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s accounting and finance department and are approved by the Chief Financial Officer.

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

As of December 31, 2012, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date the financial statements were issued (Note 11).

Note 2.	Liquidity and Financial Condition

The Company reported a net loss of $2,986,000 for the nine months ended December 31, 2012. At December 31, 2012, the Company’s accumulated deficit amounted to $135,300,000. The Company had working capital of $5,602,000 as of December 31, 2012. The Company may need to raise additional capital from external sources in order to continue the longer term efforts contemplated under its business plan. The Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital to pursue its product development initiatives, penetrate markets for the sale of its products and continue as a going concern.

On April 22, 2012, the Company entered into agreements with certain investors to issue up to: a) 2,360,001 shares of common stock; b) 1,000 shares of Series A 0% Convertible Preferred Stock (the “Series A Preferred Stock”); and c) warrants to purchase up to 3,471,112 shares of common stock (the “Warrants”). The Company also offered up to 1,111,111 shares of common stock issuable upon conversion of the Series A Preferred Stock and 3,471,112 shares of common stock in the event the Warrants are exercised. The Warrants have an initial exercise price of $1.18 per share, were not exercisable for nine months from the date of issuance, and an initial exercise term of 2.5 years from the date of issuance. The Company received approximately $3,124,000 in gross proceeds from the sale of these securities. Net proceeds after deducting the placement agent commissions, legal expenses and other offering expenses, and assuming no exercise of the Warrants, was $2,797,000. The Company retained Rodman & Renshaw, LLC as the exclusive placement agent for this offering, and paid them $218,680 in placement agent commissions. On May 4, 2012, the investor converted 1,000 shares of the Series A Preferred Stock purchased in the transaction into 1,111,111 shares of common stock. On October 29, 2012, the Company entered into a side letter agreement with the holders of the Warrants to amend the terms of the Warrants. The holders of the Warrants agreed to waive certain net-cash settlement features contained in the Warrants in exchange for the Company’s agreement to a two-year extension of the expiration date of the Warrants. Accordingly, the expiration date of the Warrants was extended from October 25, 2014 to October 25, 2016.

The Company currently anticipates that its cash and cash equivalents will be sufficient to meet its working capital requirements to continue its sales and marketing and research and development through at least January 1, 2014. However, in order to execute the Company’s long-term Microcyn® product development strategy and to penetrate new and existing markets, the Company may need to raise additional funds through public or private equity offerings, debt financings, corporate collaborations or other means.

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

Note 3.	Condensed Consolidated Balance Sheets

Inventories

Inventories consisted of the following (in thousands):

	December 31, 2012	March 31, 2012
	(unaudited)
Raw materials	$682	$558
Finished goods	367	500
	1,049	1,058
Less: inventory allowances	(148)	(105)
	$901	$953

Notes Payable

On October 30, 2012, the Company entered into agreements with its largest note holders, Venture Lending & Leasing V, Inc. and Venture Lending & Leasing VI, Inc. (collectively referred to as “VLL”) to amend the repayment terms of its outstanding debt obligations ($3,031,000 at December 31, 2012).  Additionally, prior to the execution of these agreements, VLL held 556,612 warrants to purchase common stock (the “Warrants”), which in the aggregate had a total put option cash value of $2,000,000 (the “Put Warrant Liability”) and was included in long term liabilities on the Company’s balance sheet.

On October 30, 2012, the Company also entered into a stock purchase agreement (collectively with the above, the “Agreement”) with Venture Lending & Leasing V, LLC and Venture Lending & Leasing VI, LLC (collectively referred to as “LLC”).  In connection with the Agreement, the Company issued LLC 4,320,985 shares of its common stock with an aggregate grant date fair market value of $3,500,000, or approximately $0.81 per share (the “Shares”) in exchange for LLC’s agreements to surrender the Warrants and Put Warrant Liability. If at any time between October 30, 2012 through either March 31, 2014 or July 31, 2015 (the “Settlement Dates”) LLC sells the Shares, the proceeds from the sale of the Shares will be applied as follows (the “Grace Period”):

(a)	If and when the Shares are sold by LLC during the Grace Period, the fair value of the proceeds received will be retained by LLC as consideration for surrendering the Put Warrant Liability, up to a maximum value of $2,000,000;

(b)	If and when the Shares are sold by LLC during the Grace Period, any additional proceeds received from the sale of the Shares in excess of $2,000,000 (approximately $0.46 per share) but up to $3,500,000 (approximately $0.81 per share) will be applied by LLC as a prepayment of a portion of the then outstanding debt based on the terms of the Agreement;

(c)	If and when the Shares are sold by LLC during the Grace Period, any additional proceeds received from the sale of the Shares in excess of $3,500,000 (approximately $0.81 per share) up to $4,500,000 (approximately $1.04 per share) shall be the sole possession and property of VLL, in accordance with the terms of the Agreement;

(d)	If the Shares are sold by LLC during the Grace Period for value in excess of $4,500,000 (approximately $0.96 per share), 50% of the amount of the proceeds in excess of the $4,500,000 will be the sole possession and property of LLC and 50% of the amount of the proceeds shall be applied as a prepayment of a portion of the then outstanding debt based on the terms of the Agreement.

(e)	If the Shares are sold by VLL during the Grace Period for value less than $2,000,000 (approximately $0.46 per share), the Company is required to make a cash payment to LLC until the total Put Warrant Liability of $2,000,000 has been recovered (“Cash Shortfall”).

If the Shares are not sold during the Grace Period, then the then fair value of the stock is to be determined at either of the Settlement Dates and the repayment of the Put Warrant Liability, prepayment of outstanding, distribution of gains from the sale of the Shares, or calculation of the Cash Shortfall will consummate.

On October 30, 2012, upon the issuance of the Shares, the Company recorded a prepayment of $2,000,000 and $1,500,000 net against the Put Warrant Liability and the outstanding notes payable, respectively, on that date.

At December 31, 2012, the Shares had not yet been sold by LLC and the fair value of the Shares at December 31, 2012 amounted to $2,636,000 (approximately $0.61 per share).  Accordingly, in connection with the decrease in fair market value of the Shares, the Company recorded a loss on the fair value in the amount of $864,000, which is included in the accompanying condensed consolidated statements of operations for the three and nine months ended December 31, 2012.  The fair value of the Shares will continue to be marked to market with any gain or loss recorded in the statement of operations until either the Shares are sold by the holder or the Settlement Dates, whichever is earlier. As of December 31, 2012, $2,000,000 and $636,000 have been recorded as prepayments against the Put Warrant Liability and outstanding notes payable, respectively, on the accompanying condensed consolidated balance sheet.

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

Employment Agreements with Executives

As of December 31, 2012, the Company had employment agreements in place with five of its key executives. The agreements provide, among other things, for the payment of six to twenty-four months of severance compensation for terminations under certain circumstances. With respect to these agreements, at December 31, 2012, potential severance amounted to $1,918,000 and aggregated annual salaries amounted to $1,360,000.

Commercial Agreements

On June 21, 2012, the Company entered into a collaboration agreement with AmDerma (the “Collaboration Agreement”). Pursuant to the Collaboration Agreement, AmDerma is responsible for the development of a Microcyn-based acne drug candidate in the United States, including all activities required to gain regulatory approvals. AmDerma will also be responsible for all costs. Additionally, within one year of the first commercial sale by AmDerma, AmDerma shall identify at least one secondary indication that AmDerma will develop. If AmDerma declines to pursue such secondary indication, then the right to develop such secondary indication will revert back to the Company. The Company granted AmDerma an exclusive, royalty-bearing perpetual license in the United States and India, with the right to sublicense and subcontract in certain circumstances, and a right of first refusal to expand the territory of the license to include the European Union, Canada, Brazil, and Japan. The Company retained rights to the “rest of world.” Pursuant to the agreement, $250,000 of the option payment will be applied against future milestone payments in the transaction and is recorded as deferred revenue in the December 31, 2012 accompanying condensed consolidated balance sheet. The remaining $250,000 of the upfront payment was earned and recognized as revenue during the three and nine months ended December 31, 2012.

On August 9, 2012, the Company, along with its Mexican subsidiary and manufacturer Oculus Technologies of Mexico S.A. de C.V. (“Manufacturer”), entered into a license, exclusive distribution and supply agreement with More Pharma Corporation, S. de R.L. de C.V. (“More Pharma”) (the “License Agreement”). For a one-time payment of $500,000, the Company granted More Pharma an exclusive license, with the right to sublicense under certain conditions and with the Company’s consent, to all of the Company’s proprietary rights related to certain of its pharmaceutical products for human application that utilize the Company’s Microcyn® Technology within Mexico. For an additional one-time payment of $3,000,000, the Company also agreed to appoint More Pharma as the exclusive distributor of certain of its products in Mexico for the term of the agreement. Additionally, Manufacturer granted More Pharma an exclusive license to certain of Manufacturer’s then-held trademarks in exchange for a payment of $100,000 to Manufacturer. The Company has the ability to terminate the agreement if certain annual purchase minimums are not met. The term of the agreement is twenty-five years from the effective date of August 15, 2012. The term of the License Agreement will automatically renew after the twenty-five year term for successive two year terms as long as More Pharma has materially complied with any and all of the obligations under the License Agreement, including but not limited to, meeting the minimum purchase requirements set forth therein.

Additionally, on August 9, 2012, the Company, along with Manufacturer, entered into an exclusive distribution and supply agreement with More Pharma (the “Distribution Agreement”). For a one-time payment of $1,500,000, the Company granted More Pharma exclusive ability to market and sell certain of its pharmaceutical products for human application that utilize the Company’s Microcyn® Technology. The Company also appointed More Pharma as its exclusive distributor, with the right to execute sub-distribution agreements under certain conditions and with the Company’s consent, within the following countries: Antigua & Barbuda, Argentina, Aruba & Curacao, Bahamas, Barbados, Belize, Bolivia, Bonaire, Brazil, British Guyana, British Islands, Cayman Islands, Chile, Colombia, Cuba, Dominica, Dominican Republic, Ecuador, El Salvador, French Guyana, Grenada, Guadalupe, Guatemala, Haiti, Honduras, Jamaica, Martinique, Nicaragua, Paraguay, Peru, St. Bartolome, St. Vincent & Grenades, Surinam, Trinidad & Tobago, Turks & Caicos Islands, Uruguay, Venezuela and Virgin Islands.

The Company will recognize the $5,100,000 related to the License Agreement and the Distribution Agreement as revenue on a straight line basis consistent with the Company’s historical experience with contracts with similar terms, which is typically over three to five years of the contract. Additionally, the Company capitalized $214,000 of its transaction costs related to the License Agreement and the Distribution Agreement, which will be amortized by the Company as expense on a straight line basis consistent with the related revenue recognition practices. At December 31, 2012, the Company had outstanding accounts receivable of $1,306,000 due from More Pharma. During the three and nine months ended December 31, 2012, the Company recognized $379,000 and $566,000 as revenue related to the upfront fees of the transaction, respectively. Additionally, during the three and nine months ended December 31, 2012, the Company recognized $16,000 and $24,000 as expense related to the transaction costs of the transaction, respectively. The Company will recognize upcoming product sales on a sell-through basis as More Pharma sells products through to its customers.

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

Additionally, beginning on July 1, 2011, the Company shares profits related to Vetericyn and Microcyn over-the-counter sales. During the three months ended December 31, 2012 and 2011, the Company recorded revenue related to these agreements in the amounts of $883,000 and $665,000, respectively. During the nine months ended December 31, 2012 and 2011, the Company recorded revenue related to these agreements in the amounts of $3,248,000 and $2,400,000, respectively. The revenue is recorded in product revenues in the accompanying condensed consolidated statements of operations. At December 31, 2012 and March 31, 2012, the Company had outstanding accounts receivable of $439,000 and $290,000, respectively, related to Innovacyn, Inc.

Other Matters

On May 21, 2012, the Company received a letter from the Listing Qualifications staff of The NASDAQ Stock Market LLC (“NASDAQ”), notifying the Company that, for the previous 30 consecutive business days, it failed to comply with NASDAQ Listing Rule 5550(b)(2), which requires the Company to maintain a minimum Market Value of Listed Securities of $35 million for continued listing on the NASDAQ Capital Market. The letter also noted that the Company did not meet the alternative requirements under Listing Rules 5550(b)(1) or 5550(b)(3). In accordance with Listing Rule 5810(c)(3)(C), NASDAQ granted the Company a period of 180 calendar days, or until November 19, 2012, to regain compliance with the Rule.

On November 1, 2012, the Company disclosed it achieved a stockholders’ equity of approximately $4,500,000 on a pro forma basis as of September 30, 2012, as a result of its entry into two transactions on October 29, 2012, and October 30, 2012. In the first transaction, on October 29, 2012, the Company agreed to amend a warrant held by two of its investors to remove a provision in the warrant that contained certain cash-settlement features in exchange for extending the expiration date of the warrant by two years. This transaction increased the Company’s stockholders’ equity by approximately $1,500,000 on a pro forma basis as of September 30, 2012. In the second transaction on October 30, 2012, the Company agreed to issue $3,500,000 of common stock to its primary lender, Western Technology Investment (See Note 3), who agreed to reduce the Company’s debt liability with the sale of these common shares. Initially, the issuance of these restricted common shares to Western Technology Investment has increased the Company’s stockholders’ equity by approximately $3,500,000. On November 9, 2012, the Company was notified by NASDAQ that, based upon its Form 8-K disclosures filed November 1, 2012 and November 5, 2012 and its financial forecast as supplied to NASDAQ and dated November 6, 2012, the staff of NASDAQ has determined that the Company complies with NASDAQ Listing Rule 5550(b)(1), which requires the Company to maintain a minimum stockholders’ equity requirement of $2,500,000 for continued listing on The NASDAQ Capital Market. The Company’s stockholders’ equity amounted to $3,128,000 at December 31, 2012.

Minimum Bid Price of $1.00 Per Share

On June 18, 2012, the Company received a letter from NASDAQ, notifying the Company that, for the previous 30 consecutive business days, it failed to comply with NASDAQ Listing Rule 5550(a)(2), which requires the Company to maintain a minimum bid price of $1.00 per share for its common stock. In accordance with Listing Rule 5810(c)(3)(C), NASDAQ granted the Company a period of 180 calendar days, or until December 17, 2012, to regain compliance with the Rule. On December 18, 2012, the Company received a second letter from NASDAQ notifying that the Company had not regained compliance with Listing Rule 5550(a)(2) within the grace period allowed by NASDAQ.

Although the Company failed to regain compliance with Listing Rule 5550(a)(2) by December 18, 2012, NASDAQ has granted the Company a hearing in which the Company can discuss its plans to regain compliance with Listing Rule 5550(a)(2). At the hearing scheduled for February 21, 2013, the Company will have an opportunity to appeal the delisting determination to a Nasdaq Hearings Panel (the “Panel”). The Company’s request for a hearing will stay the delisting of the Company’s securities pending the hearing and a final determination by the Panel. The Company expects to provide a plan of action as required, with the intention of returning to compliance with NASDAQ’s requirements. However, there can be no assurance the Panel will grant the Company’s request for continued listing.

The letter has no effect on the listing or trading of the Company’s common stock at this time. However, there can be no assurance that the Company will be able to regain compliance with Listing Rule 5550(a)(2). The Company intends to cure the bid price compliance deficiency by effecting a reverse stock split, if necessary, but no assurance can be provided that the Company will be able to do so.

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

The derivative liability related to warrants without fixed settlement provisions were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	December 31, 2012	March 31, 2012
Expected life	0.11 years	0.87 years
Risk-free interest rate	0.18%	0.18%
Dividend yield	0.00%	0.00%
Volatility	89%	89%
Warrants outstanding	924,470	762,876
Fair value of warrants	$–	$55,000

Warrants Issued in Conjunction with the Company’s April 22, 2012 Registered Direct Offering

The Company deems financial instruments which require net-cash settlement as either an asset or a liability. The common stock purchase warrants issued in conjunction with the Company’s April 22, 2012 registered direct offering originally contained a net-cash settlement feature which gave the warrant holder the right to net-cash settlement in the event certain transactions occur. Pursuant to the terms of the original warrants, if such a transaction occurred the warrant holder would be entitled to a net-cash settlement value calculated using the Black-Scholes valuation model using an expected volatility equal to the greater of 100% and the 100 day volatility obtained from the HVT function on Bloomberg, an expected term equal to the remaining term of the warrants, and applicable risk-free interest rate corresponding to the U.S. Treasury. On October 29, 2012, the Company entered into a side letter agreement with the holders of the warrants and the parties agreed to amend the terms of the warrants to eliminate the net-cash settlement feature contained in the warrants and extended the expiration date of the warrants by two years. Subsequent to the execution of the side letter agreement, the Company adjusted the fair value of the warrants to the modified fair value and recorded a $298,000 gain. Additionally, the Company recorded a $382,000 loss due to the incremental fair value adjustment resulting from the modification of the warrants. Subsequent to the Company’s entry into the side letter agreement, the Company reclassified the fair value of the warrants of $1,636,000 from a liability to additional paid-in capital as classified on the accompanying December 31, 2012 condensed consolidated balance sheet.

The derivative liability relating to the warrants with net-cash settlement provisions were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	Modification Incremental Fair Value October 30, 2012	Pre-modification October 30, 2012	April 22, 2012
Expected life	4.00 years	2.00 years	2.50 years
Risk-free interest rate	0.74%	0.30%	0.40%
Dividend yield	0.00%	0.00%	0.00%
Volatility	89%	100%	100%
Warrants outstanding	3,471,112	3,471,112	3,471,112
Fair value of warrants	$1,636,000	$1,254,000	$2,347,000

The Company will continue to adjust the derivative liabilities for changes in fair value until the earlier of the exercise, at which time the liability will be reclassified to stockholders’ equity, or expiration of the warrants.

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Three Months Ended December 31,
	2012	2011
Beginning balance	$(1,552)	$(120)
Mark to market net unrealized (loss) gain	298	86
Incremental fair value adjustment due to modification	(382)	–
Reclassification to additional paid in capital	1,636	–
Ending balance	$–	$(34)

	Nine Months Ended December 31,
	2012	2011
Beginning balance	$(55)	$(337)
Fair value of warrants issued	(2,347)	–
Mark to market net unrealized (loss) gain	1,148	303
Incremental fair value adjustment due to modification	(382)	–
Reclassification to additional paid in capital	1,636	–
Ending balance	$–	$(34)

Note 6.	Stockholders’ Equity

Registered Direct Offering

On April 22, 2012, the Company entered into agreements with certain investors to issue up to: a) 2,360,001 shares of common stock; b) 1,000 shares of Series A Preferred Stock; and c) Warrants to purchase up to 3,471,112 shares of common stock. The Company also offered up to 1,111,111 shares of common stock issuable upon conversion of the Series A Preferred Stock. The Company received approximately $3,124,000 in gross proceeds from the sale of these securities. Net proceeds after deducting the placement agent commissions, legal expenses and other offering expenses, and assuming no exercise of the Warrants, was $2,797,000. The Company retained Rodman & Renshaw, LLC as the exclusive placement agent for this offering, and paid them $218,680 in placement agent commissions. Following the close of the transaction, one of the investors converted 1,000 shares of the Series A Preferred Stock purchased in the transaction into 1,111,111 shares of common stock.

In connection with the issuance of the Series A Preferred Stock, the Company determined the instrument contained a beneficial conversion feature at the date of issuance. This beneficial conversion feature amounted to $1,062,000 and was recorded as a deemed preferred dividend on the condensed consolidated statement of statement of operations for the nine months ended December 31, 2012.

The Warrants issued with the offering have an initial exercise price of $1.18 per share, were not exercisable for nine months from the date of issuance, and had an initial exercise term of 2.5 years from the date of issuance. Additionally, the Warrants initially contained a net-cash settlement feature which gave the warrant holder the right to net-cash settlement in the event certain transactions had occurred. Pursuant to the terms of the Warrants, if such a transaction had occurred the warrant holder would have been entitled to a net-cash settlement value calculated using the Black-Scholes valuation model using specific volatility, expected term and risk-free interest rate assumptions, as further detailed in the Warrants. On October 29, 2012, the Company entered into a side letter agreement with the holders of the Warrants to amend the terms of the Warrants. The holders of the Warrants agreed to eliminate certain net-cash settlement features contained in the Warrants in exchange for the Company’s agreement to a two-year extension of the expiration date of the Warrants. Accordingly, the expiration date of the Warrants was extended from October 25, 2014 to October 25, 2016 (See Note 5).

Common Stock Issued to Service Providers

On April 24, 2009, the Company entered into an agreement with Advocos LLC, a contract sales organization that serves as part of the Company’s sales force for the sale of wound care products in the United States. Pursuant to the agreement, the Company agreed to pay the contract sales organization a monthly fee and potential bonuses based upon the achievement of certain levels of sales. Additionally, the Company agreed to issue the contract sales organization shares of common stock as compensation for its services. The Company has determined that the fair value of the common stock was more readily determinable than the fair value of the services rendered. Accordingly, the Company recorded the fair market value of the stock as stock compensation expense. During the three months ended December 31, 2012 and 2011, the Company issued 75,000 and 46,970 shares of common stock, respectively, in connection with this agreement.  During the three months ended December 31, 2012 and 2011, the Company recorded $67,000 and $76,000 of stock compensation expense related to this agreement, respectively. During the nine months ended December 31, 2012 and 2011, the Company issued 175,743 and 99,257 shares of common stock, respectively, in connection with this agreement.  During the nine months ended December 31, 2012 and 2011, the Company recorded $182,000 and $168,000 of stock compensation expense related to this agreement, respectively. The expense was recorded as selling, general and administrative expense in the accompanying condensed consolidated statements of operations.

On April 1, 2011, the Company entered into an agreement with NetGain Financial, Inc., for providing financial advisory services. Pursuant to the agreement, the Company agreed to pay NetGain Financial common stock as compensation for services provided.  The Company determined that the fair value of the common stock was more readily determinable than the fair value of the services rendered. Accordingly, the Company recorded the fair market value of the stock as compensation expense. During the three months ended December 31, 2012 and 2011, the Company issued 150,000 and 15,000 shares of common stock, respectively, in connection with this agreement.  During the three months ended December 31, 2012 and 2011, the Company recorded $102,000 and $23,000 of stock compensation expense related to this agreement, respectively. During the nine months ended December 31, 2012 and 2011, the Company issued 300,000 and 75,000 shares of common stock, respectively, in connection with this agreement.  During the nine months ended December 31, 2012 and 2011, the Company recorded $248,000 and $133,000 of stock compensation expense related to this agreement, respectively. The expense was recorded as selling, general and administrative expense in the accompanying condensed consolidated statements of operations.

On September 4, 2012, the Company entered into an agreement with Worldwide Financial Marketing, Inc. for providing financial advisory services. Pursuant to the agreement, the Company agreed to pay Worldwide Financial Marketing, Inc. common stock as compensation for services provided.  The Company determined that the fair value of the common stock was more readily determinable than the fair value of the services rendered. Accordingly, the Company recorded the fair market value of the stock as compensation expense. During the three months ended December 31, 2012, the Company issued 25,000 shares of common stock, in connection with this agreement.  During the three months ended December 31, 2012, the Company recorded $17,000 of stock compensation expense related to this agreement. The expense was recorded as selling, general and administrative expense in the accompanying condensed consolidated statements of operations.

Anti-dilution Adjustments

Pursuant to anti-dilution provisions contained in the August 13, 2007 private placement and in the placement agent warrant agreement, for various financing transactions and common stock issuances, the Company is required to adjust the exercise price and the number of warrants held by each warrant holder under these agreements.  Over-time, the exercise price for the warrants has been adjusted from the original exercise price of $9.50 to $3.75.  At December 31, 2012 and March 31, 2012, there were 924,470 and 762,876 warrants outstanding that contain this anti-dilution provision, respectively.  During the three months ended December 31, 2012, the Company reduced the exercise price from $3.75 to $3.40 and issued an additional aggregate of 86,298 warrants as a result of shares issued to service providers. During the nine months ended December 31, 2012, the Company reduced the exercise price from $4.32 to $3.40 and issued an additional aggregate of 161,594 warrants as a result of the dilutive effect of the April 22, 2012 registered direct offering and as a result of shares issued to service providers in a separate transaction. The warrants were classified as derivative liabilities in the December 31, 2012 and March 31, 2012 condensed consolidated balance sheets.

Note 7.	Stock-Based Compensation

The Company accounts for share-based awards exchanged for employee services at the estimated grant date fair value of the award. The Company amortizes the fair value of employee stock options on a straight-line basis over the requisite service period of the awards.  Compensation expense includes the impact of an estimate for forfeitures for all stock options. The estimated forfeiture rates used during the nine months ended December 31, 2012 ranged from 2.47% to 2.86%.

Employee stock-based compensation expense is as follows (in thousands):

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,
	2012	2011	2012	2011
Cost of service revenue	$37	$29	$103	$79
Research and development	57	72	187	210
Selling, general and administrative	176	695	660	1,432
Total stock-based compensation	$270	$796	$950	$1,721

At December 31, 2012, there were unrecognized compensation costs of $1,427,000 related to stock options which is expected to be recognized over a weighted-average amortization period of 1.94 years.

The Company estimated the fair value of employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service periods of the respective awards. The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Expected life	5.00 years	5.04 years	5.79 years	5.71 years
Risk-free interest rate	0.62%	0.88%	0.72%	1.34%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Volatility	89%	83%	88%	83%

The weighted-average fair value of options granted during the three and nine months ended December 31, 2012 was $0.62 and $0.67, respectively. The weighted-average fair value of options granted during the three and nine months ended December 31, 2011 was $0.93 and $1.15, respectively.

The expected term of stock options represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by the Securities and Exchange Commission's Staff Accounting Bulletin No. 110 for “plain vanilla” options. The expected stock price volatility for the Company’s stock options was determined by examining the historical volatility of the Company and the historical volatilities of the Company’s industry peers. The Company will continue to analyze the stock price volatility and expected term assumptions as more data for the Company’s common stock and exercise patterns become available. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. The Company estimates forfeitures based on historical experience and reduces compensation expense accordingly.

A summary of all option activity as of December 31, 2012 and changes during the nine months then ended is presented below:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value (in thousands)
Options
Outstanding at April 1, 2012	6,266	$2.36
Granted	820	0.94
Exercised	(39)	0.41
Forfeited or expired	(136)	4.36
Outstanding at December 31, 2012	6,911	$2.16	7.06	$90
Exercisable at December 31, 2012	5,483	$2.37	6.57	$90

The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the underlying fair value of the Company’s common stock ($0.61) for stock options that were in-the-money as of December 31, 2012.

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

As a result of certain realization requirements of the Company’s deferred tax assets and liabilities do not include certain deferred tax assets at December 31, 2012 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting purposes.  Equity will be increased by approximately $533,000 if and when such deferred tax assets are ultimately realized.

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

The Company has identified its federal tax return and its state tax return in California as major tax jurisdictions. The Company also filed tax returns in foreign jurisdictions, principally Mexico and The Netherlands. The Company’s evaluation of uncertain tax matters was performed for tax years ended through March 31, 2012. Generally, the Company is subject to audit for the years ended March 31, 2012, 2011 and 2010 and may be subject to audit for amounts relating to net operating loss carryforwards generated in periods prior to March 31, 2010. The Company has elected to retain its existing accounting policy with respect to the treatment of interest and penalties attributable to income taxes, and continues to reflect interest and penalties attributable to income taxes, to the extent they arise, as a component of its income tax provision or benefit as well as its outstanding income tax assets and liabilities. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments, other than those identified above that would result in a material change to its financial position.

Note 9.	Segment and Geographic Information

The Company generates revenues from wound care products which are sold into the human and animal health care markets and the Company also generates revenues from laboratory testing services which are provided to medical device manufacturers. The Company operates a single segment business which consists of three geographical sales territories as follows (in thousands):

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,
	2012	2011	2012	2011
U.S.	$1,653	$1,005	$5,584	$3,291
Mexico	1,356	1,168	4,596	3,852
Europe and Other	348	424	1,257	1,554
	$3,357	$2,597	$11,437	$8,697

For the three months ended December 31, 2012 and 2011, the Company received licensing revenues of $702,000 and $94,000, respectively. Such revenues are included in the Company’s calculation of product revenues and are reflected in the table above under the respective geographic region where such licensing revenues were earned. For the nine months ended December 31, 2012 and 2011, the Company received licensing revenues of $1,125,000 and $318,000, respectively. Such revenues are included in the Company’s calculation of product revenues and are reflected in the table above under the respective geographic region where such licensing revenues were earned.

The Company’s service revenues amounted to $183,000 and $193,000 for the three months ended December 31, 2012 and 2011, respectively, and the Company’s service revenues amounted to $680,000 and $696,000 for the nine months ended December 31, 2012 and 2011, respectively.

Note 10.	Significant Customer Concentrations

For the three months ended December 31, 2012, one customer represented 25%, one customer represented 24% and one customer represented 15% of net revenue, and for the three months ended December 31, 2011, one customer represented 24% of net revenue.

For the nine months ended December 31, 2012, one customer represented 27% of net revenue, and for the nine months ended December 31, 2011, one customer represented 25% of net revenue.

At December 31, 2012, one customer represented 43%, one customer represented 14%, and one customer represented 14% of the net accounts receivable balance. At March 31, 2012, one customer represented 13% and two customers each, respectively, represented 12% of the net accounts receivable balance.

Note 11.	Subsequent Events

Appointment and Departure of Certain Officers of Oculus Innovative Sciences, Inc.

Appointment of New Chief Executive Officer

On February 1, 2013, the Company’s Board of Directors appointed Jim Schutz as its President and Chief Executive Officer. Mr. Schutz will also continue as a director of the Company.

On February 1, 2013, Hojabr Alimi stepped down from his position as the Company’s President and Chief Executive Officer. Concurrently, he was appointed President and Chief Executive Officer of Ruthigen, Inc., a wholly-owned subsidiary of the Company, located in Santa Rosa, California. Mr. Alimi will remain Chairman of the Company’s Board of Directors to assist during this transitional time.

The Compensation Committee of the Board of Directors has determined that compensation will remain the same for Mr. Schutz and Mr. Alimi.

Appointment of Certain Officers and Directors of Ruthigen, Inc., a wholly-owned subsidiary of Oculus Innovative Sciences, Inc.

On January 18, 2013, the Company’s wholly-owned subsidiary, Ruthigen, Inc., was incorporated in the State of Nevada. Ruthigen, Inc. has established independent offices in Santa Rosa, California.

Appointment of New Officers

On February 1, 2013, the Company’s Board of Directors appointed Mr. Alimi as President and Chief Executive Officer of Ruthigen, Inc., a wholly-owned subsidiary of the Company. Concurrently, he was appointed Chairman of the Board of Directors of Ruthigen, Inc.

On February 1, 2013, the Company’s Board of Directors appointed Sameer Harish as Chief Financial Officer of Ruthigen, Inc.

Appointment of New Directors

On February 1, 2013, the Board of Directors of Ruthigen, Inc. announced the appointments of Richard Conley and Gregory French to its Board. Messrs. Conley and French will continue to serve as directors of Oculus Innovative Sciences, Inc. in addition to their duties as recently appointed board members of Ruthigen.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as of December 31, 2012 and our audited consolidated financial statements for the year ended March 31, 2012 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 21, 2012.

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “expects,” “anticipates,” “suggests,” “believes,” “intends,” “estimates,” “plans,” “projects,” “continue,” “ongoing,” “potential,” “expect,” “predict,” “believe,” “intend,” “may,” “will,” “should,” “could,” “would,” “proposal,” and similar expressions are intended to identify forward-looking statements.

Forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to the risks described in our Annual Report on Form 10-K including: our ability to become profitable; the effect of the general decline in the economy on our business; the progress and timing of our development programs and regulatory approvals for our products; the benefits and effectiveness of our products; the ability of our products to meet existing or future regulatory standards; the progress and timing of clinical trials and physician studies; our expectations related to the use of our cash reserves; our expectations and capabilities relating to the sales and marketing of our current products and our product candidates; our ability to gain sufficient reimbursement from third-party payors; our ability to compete with other companies that are developing or selling products that are competitive with our products; the establishment of strategic partnerships for the development or sale of products; the risk our research and development efforts do not lead to new products; the timing of commercializing our products; our ability to penetrate markets through our sales force, distribution network, and strategic business partners to gain a foothold in the market and generate attractive margins; the expansion of our sales force and distribution network; the ability to attain specified revenue goals within a specified time frame, if at all, or to reduce costs; the outcome of discussions with the U.S. Food and Drug Administration, or FDA, and other regulatory agencies; the content and timing of submissions to, and decisions made by, the FDA and other regulatory agencies, including demonstrating to the satisfaction of the FDA the safety and efficacy of our products; our ability to manufacture sufficient amounts of our product candidates for clinical trials and products for commercialization activities; our ability to protect our intellectual property and operate our business without infringing on the intellectual property of others; our ability to continue to expand our intellectual property portfolio; our expectations about the outcome of litigation and controversies with third parties; the risk we may need to indemnify our distributors or other third parties; our ability to attract and retain qualified directors, officers and employees; our expectations relating to the concentration of our revenue from international sales; our ability to expand to and commercialize products in markets outside the wound care market; the impact of the Sarbanes-Oxley Act of 2002 and any future changes in accounting regulations or practices in general with respect to public companies; the uncertainties associated with effecting a spin-off of a separate public company; and the discretion of our Board of Directors to delay or cancel the spin-off prior to execution. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

Our Business

We are a healthcare company that designs, produces, and markets innovative, safe and effective drugs, devices, and nutritional products. We are pioneering innovative products for the dermatology, surgical, wound care, and animal healthcare markets. Our primary focus is on our proprietary technology platform called Microcyn® Technology. This technology is based on electrically charged oxychlorine small molecules designed to target a wide range of organisms that cause disease (pathogens). These include viruses, fungi, spores and antibiotic-resistant strains of bacteria, such as methicillin-resistant Staphylococcus aureus, or MRSA, and vancomycin-resistant Enterococcus, or VRE, in wounds, as well as Clostridium difficile, or C. diff, a highly contagious bacteria spread by human contact. Several Microcyn® Technology tissue care products are designed to treat infections and enhance healing while reducing the need for antibiotics. Infection is a serious potential complication in both chronic and acute wounds, and controlling infection is a critical step in wound healing.

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

In December 2011, we initiated a voluntary recall of select lot numbers of certain of our Microcyn-based products due to product labeling. The voluntary recall was prompted after notification by the FDA that a limited number of our products were improperly labeled. The recall was classified by the FDA as a Class II recall, which means the probability of serious health consequences was remote. Customer safety and product quality are critically important to us and to date we have received no complaints regarding customer safety or product quality issues. The costs of the voluntary recall were nominal and there were no restrictions on our future sales of Microcyn-based products, other than revising our product labeling for certain products. The voluntary recall did not materially impact revenues.

Planned Spin-Off of Novel Biotechnology Business

On January 10, 2013, we first announced our proposal, unanimously approved by our Board of Directors, to spin-off our novel biotechnology business to stockholders as a separate company to be named Ruthigen, Inc. (the “Spin-Off”). Our management is currently working with securities counsel and bankers on a plan for the Spin-Off which will provide equity in Ruthigen to Oculus stockholders. At this time, we expect the Spin-Off to be a tax-free stock distribution and, ultimately, we anticipate Ruthigen to become an independent NASDAQ-traded company; however, no assurances can be provided that we will be able to complete the Spin-Off.

The Spin-Off is expected to create additional value for current and future stockholders of both Oculus and Ruthigen. By separating these unique businesses into two distinct companies, we believe each company will benefit from greater strategic and managerial focus and be better positioned to capitalize on future market opportunities.

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

Additionally, we sold the option to exclusively sell and distribute our proprietary Microcyn-based acne drug candidate to AmDerma Pharmaceuticals, LLC, an Amneal alliance member, for a one-time non-refundable payment of $500,000.  On June 23, 2011, AmDerma exercised its option to license rights to the drug candidate. On June 21, 2012, we entered into a collaboration agreement with AmDerma. Pursuant to the agreement, AmDerma is responsible for the development of a Microcyn-based acne drug candidate in the United States, including all activities required to gain regulatory approvals. AmDerma will also be responsible for all costs. Additionally, within one year of the first commercial sale by AmDerma, AmDerma shall identify at least one secondary indication that AmDerma will develop. If AmDerma declines to pursue such secondary indication, then the right to develop such secondary indication will revert back to us. We granted AmDerma an exclusive, royalty-bearing perpetual license in the United States and India, with the right to sublicense and subcontract in certain circumstances, and a right of first refusal to expand the territory of the license to include the European Union, Canada, Brazil, and Japan. We retained rights to the “rest of world.” Additionally, we agreed to credit $250,000 of the option payment of $500,000 against future milestone payments in the transaction.

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

Mexico

On August 9, 2012, we, along with our Mexican subsidiary and manufacturer Oculus Technologies of Mexico S.A. de C.V. (“Manufacturer”) entered into a license, exclusive distribution and supply agreement with More Pharma Corporation, S. de R.L. de C.V. (“More Pharma”) (the “License Agreement”). For a one-time payment of $500,000, we granted More Pharma an exclusive license, with the right to sublicense under certain conditions and with our consent, to all of our proprietary rights related to certain of our pharmaceutical products for human application that utilize our Microcyn Technology within Mexico. For an additional one-time payment of $3,000,000, we also agreed to appoint More Pharma as the exclusive distributor of certain of our products in Mexico for the term of the agreement. Additionally, Manufacturer granted More Pharma an exclusive license to certain of Manufacturer’s then-held trademarks in exchange for a payment of $100,000 to Manufacturer. The term of the agreement is twenty-five years from the effective date of August 15, 2012. The term of the License Agreement will automatically renew after the twenty-five year term for successive two year terms as long as More Pharma has materially complied with any and all of the obligations under the License Agreement, including but not limited to, meeting the minimum purchase requirements set forth therein.

On August 9, 2012, we, along with Manufacturer, also entered into an exclusive distribution and supply agreement with More Pharma. For a one-time payment of $1,500,000, we granted More Pharma exclusive ability to market and sell certain of our pharmaceutical products for human application that utilize our Microcyn Technology. We also appointed More Pharma as our exclusive distributor, with the right to execute sub-distribution agreements under certain conditions and with our consent, within the following countries: Antigua & Barbuda, Argentina, Aruba & Curacao, Bahamas, Barbados, Belize, Bolivia, Bonaire, Brazil, British Guyana, British Islands, Cayman Islands, Chile, Colombia, Cuba, Dominica, Dominican Republic, Ecuador, El Salvador, French Guyana, Grenada, Guadalupe, Guatemala, Haiti, Honduras, Jamaica, Martinique, Nicaragua, Paraguay, Peru, St. Bartolome, St. Vincent & Grenades, Surinam, Trinidad & Tobago, Turks & Caicos Islands, Uruguay, Venezuela and Virgin Islands.

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

Napa Valley Nutritionals

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

We launched our first nutritional product in April 2012, GlucoreinTM Green Tea with chlorogenic acid, a medical food intended for the dietary management of glucose levels in both pre-diabetics and type 2 diabetics under the supervision of a medical professional. Our product is currently being test-marketed in the United States and by medical professionals. Currently, our primary marketing efforts for our nutritional products are directed toward securing the recommendation of our Napa Valley Nutritional brand of products by physicians or other health care professionals.

Our competition in this segment is generally from other consumer and healthcare manufacturers. Competitive factors include consumer advertising, formulation, packaging, scientific innovation, intellectual property, price, and availability of product forms. A significant aspect of competition is the search for ingredient innovations. The introduction of new products by competitors, changes in medical practices and procedures, and regulatory changes can result in product obsolescence. In addition, private label and local manufacturers' products may increase competitive pressure.

Contract Testing

We also operate a microbiology contract testing laboratory division that provides consulting and laboratory services to medical companies that design and manufacture biomedical devices and drugs, as well as testing on our products and potential products. Our testing laboratory complies with U.S. Current Good Manufacturing Practices (CGMPs) and Quality Systems Regulations.

Comparison of Three Months Ended December 31, 2012 and 2011

Revenues

Total revenues were $3,540,000 for the three months ended December 31, 2012 compared to $2,790,000 in the quarter ended December 31, 2011. Product revenues increased $760,000, or 29%, with increases in the United States, Mexico and Singapore, partially offset by declines in Middle East, India and China.

Product revenue in the United States for the three months ended December 31, 2012 increased $648,000, or 64%, due to both unit growth and new product launches into the dermatology market, and higher unit growth in animal health care products. We recorded revenue in the amounts of $894,000 and $665,000 for the three months ended December 31, 2012 and 2011, respectively, from Innovacyn. Revenue growth attributed to our dermatology partners reflects strong unit growth as three new product lines were launched in the fourth quarter of the fiscal year ended March 31, 2012.

Revenue in Mexico for the three months ended December 31, 2012 increased $188,000, or 16%, when compared to the same period in the prior year. The increase was driven by a 97% increase in the number of units sold and the recognition of $378,000 related to the amortization of upfront fees paid by More Pharma, our new exclusive distributor in Mexico. This increase was partially offset by about a 45% reduction in the overall average sales price per unit. The pricing of the units sold to More Pharma is based on fixed prices, which is about 55% on average of the market price. Also, due to the transfer of the sales function of our products in Mexico to More Pharma, we reduced or transferred the cost of the sales people and promotions and thus, eliminated those certain operating costs.

Revenue in Europe and Rest of World for the three months ended December 31, 2012 decreased $76,000, or 18%, as compared to the same period in the prior year, primarily as the result of decreases in sales in India, Middle East and China, partially offset by increases in Singapore.

The following table shows our product revenues by geographic region:

	Three Months Ended December 31,
	2012	2011	$ Change	% Change
United States	$1,653,000	$1,005,000	$648,000	64%
Mexico	1,356,000	1,168,000	188,000	16%
Europe and Rest of World	348,000	424,000	(76,000)	(18)%
Total	$3,357,000	$2,597,000	$760,000	29%

Licensing revenues of $702,000 and $94,000, respectively, are also included in our calculation of product revenues for the quarters ended December 31, 2012 and 2011 and are reflected in the table above under the respective geographic region where such licensing revenues were earned.

Service revenues decreased $10,000 when compared to the same period in the prior year due to a decrease in the number of tests provided by our services business.

Gross Profit

We reported gross profit related to our Microcyn® products of $2,451,000 or 73% of product revenues, during the three months ended December 31, 2012, compared to a gross profit of $1,840,000, or 71% of product revenues, for the same period in the prior year. Licensing revenues are also included in our calculation of product revenues for the quarters ended December 31, 2012 and 2011. Our higher percentage of gross profitability is primarily the result of higher unit volume and product mix in the United States. Our gross margins in Mexico were 54% of product revenues during the three months ended December 31, 2012, compared to 75% for the same period in the prior year as a result of the reduction in the unit pricing in connection with the More Pharma agreement discussed previously.

Research and Development Expense

Research and development expense were flat at $509,000 for the three months ended December 31, 2012, compared to $509,000 for the same period in the prior year.

We expect that our research and development expense will increase slightly over the next few quarters as we incur additional expenses related to laboratory tests, clinical trials and the development and approval of new products.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased $1,055,000, or 29%, to $2,642,000 during the three months ended December 31, 2012, as compared to $3,697,000 for the same period in the prior year. The decrease for the three months ended December 31, 2012 was primarily due to reduction in selling expenses in Mexico as a result of the More Pharma agreement, and lower stock compensation and salary compensation in the United States.

We expect selling, general and administrative expenses to decline in the next period as we see the impact of lower sales-related expenses in Mexico.

Interest Expense and Interest Income

Interest expense increased $15,000 during the three months ended December 31, 2012 to $275,000 as compared to $260,000 for the same period of the prior year. The increase relates to an additional $30,000 of non-cash interest incurred and a reduction of $15,000 of cash interest incurred during the three months ended December 31, 2012. The cash and non-cash interest is related to borrowings from Venture Lending & Leasing V, Inc. and Venture Lending & Leasing VI, Inc. Interest income for the three months ended December 31, 2012 showed no material change as compared to the same period in the prior year.

Other Expense, Net

Other expense, net decreased $10,000 to $10,000 for the three months ended December 31, 2012, compared to other expense, net of $20,000 for the same period in the prior year. The change in other expense, net for the three months ended December 31, 2012 was primarily related to unrealized foreign exchange gains and losses on intercompany transactions and tax accruals.

Derivative Liabilities

During the three months ended December 31, 2012, we recorded a non-cash loss of $84,000 related to changes in the fair value of our derivative liabilities. For the three months ended December 31, 2011, we recorded a non-cash gain of $86,000. The change in the fair value of our derivative liabilities for the three months ended December 31, 2012 was primarily the result of changes in our stock price and the incremental fair value recorded as a loss due to the modification of certain warrants.

Fair Value of Common Stock Issued with Stock Purchase Agreement

During the three months ended December 31, 2012, we recorded a loss of $864,000 on the fair value of common stock issued pursuant to the terms of a stock purchase agreement we entered into with Venture Lending & Leasing V, LLC and Venture Lending & Leasing VI, LLC on October 30, 2012 for the issuance to the entities of shares of our common stock having an aggregate fair market value equal to $3,500,000. This loss was attributed to a decrease in our stock price from the issuance date of October 30, 2012 to the reporting date of December 31, 2012.

Net Loss

Net loss for the three months ended December 31, 2012 was $1,912,000, a decrease of $635,000, as compared to a net loss of $2,547,000 for the same period in the prior year.

Comparison of Nine Months Ended December 31, 2012 and 2011

Revenues

Total revenues were $12,117,000 for the nine months ended December 31, 2012 compared to $9,393,000 in the nine months ended December 31, 2011. Product revenues increased $2,740,000, or 32%, with increases in the United States, Mexico and Singapore, offset by a decline in Europe, India, Middle East and China.

Product revenue in the United States increased $2,293,000, or 70%, due to both unit growth and new product launches into the dermatology market, and higher unit growth and royalty fees received from our partner Innovacyn, Inc. Effective July 1, 2011, the royalty rate we receive from Innovacyn increased from approximately 19% to approximately 30%. We recorded revenue in the amounts of $3,274,000 and $2,410,000, respectively, for the nine months ended December 31, 2012 and 2011, from Innovacyn. Revenue growth attributed to our dermatology partners reflects strong unit growth as three new product lines were launched in the fourth quarter of the fiscal year ended March 31, 2012.

Revenue in Mexico for the nine months ended December 31, 2012, increased $744,000, or 19%, when compared to the same period in the prior year. The increase was driven by a 24% increase in unit volume of our 120 ml and 240 ml presentations and a 12% increase in unit volume of our 5 liter presentation and the recognition of $562,000 related to the amortization of upfront fees paid by More Pharma, our new exclusive distributor in Mexico. The effective date of our entry into the distribution agreement with More Pharma was August 15, 2012. Accordingly, as a result of this agreement, revenues recognized during approximately the first six months of the period ended December 31, 2012 were accounted for as we had traditionally reported in the past with the sales sold to the end customer. However, during approximately the last quarter ended December 31, 2012, we recognized revenue on the sell through basis for the products More Pharma purchased from us. The pricing of the units sold to More Pharma is based on fixed prices, which is about 55% on average of the current market price. Also, due to the transfer of the sales function of our products in Mexico to More Pharma, we reduced or transferred the cost of the sales people and promotions and thus, eliminated those certain operating costs. During the nine months ended December 31, 2012, we incurred about $410,000 of severance and related one-time costs in connection with the transfer of our sales function of our products in Mexico to More Pharma. In addition, an upfront fee of $5,100,000 will be recognized as revenue over a three to five year period, and such determination is based on the term of the agreements with More Pharma and an analysis of our experience with similar transactions.

Revenue in Europe and Rest of World for the nine months ended December 31, 2012 decreased $297,000, or 19%, as compared to same period in the prior year, primarily as the result of decreases in sales in Europe, India, Middle East and China, partially offset by increases in Singapore.

The following table shows our product revenues by geographic region:

	Nine Months Ended December 31,
	2012	2011	$ Change	% Change
United States	$5,584,000	$3,291,000	$2,293,000	70%
Mexico	4,596,000	3,852,000	744,000	19%
Europe and Rest of World	1,257,000	1,554,000	(297,000)	(19)%
Total	$11,437,000	$8,697,000	$2,740,000	32%

Licensing revenues of $1,125,000 and $318,000, respectively, are also included in our calculation of product revenues for the nine months ended December 31, 2012 and 2011 and are reflected in the table above under the respective geographic region where such licensing revenues were earned.

Service revenues decreased $16,000 for the nine months ended December 31, 2012 when compared to the same period in the prior year due to a decrease in the number of tests provided by our services business.

Gross Profit

We reported gross profit related to our Microcyn® products of $8,451,000 or 74% of product revenues, during the nine months ended December 31, 2012, compared to a gross profit of $6,482,000, or 75% of product revenues, for the same period in the prior year. Licensing revenues are also included in our calculation of product revenues for the nine months ended December 31, 2012 and 2011. Our lower percentage of gross profitability is primarily the result of product mix in the United States and the impact of the execution of the More Pharma transaction in Mexico. Our margins in Mexico were 70% of product revenues during the nine months ended December 31, 2012, compared to 79% for the same period in the prior year as a result of the reduction in the unit pricing in connection with the More Pharma agreement discussed previously.

Research and Development Expense

Research and development expense increased $49,000, or 3%, to $1,554,000 for the nine months ended December 31, 2012, compared to $1,505,000 for the same period in the prior year due to increased tests and studies conducted during the nine months ended December 31, 2012.

We expect that our research and development expense will increase slightly over the next few quarters as we incur additional expenses related to laboratory tests, clinical trials and the development and approval of new products.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased $1,083,000, or 11%, to $8,993,000 during the nine months ended December 31, 2012 as compared to $10,076,000 for the same period in the prior year. The decrease for the nine months ended December 31, 2012 was primarily due to a $942,000 decline in stock compensation charges and lower selling expenses in Mexico partially offset by $410,000 of one-time severance costs incurred in Mexico and higher expenses related to new products, compensation, and investor-related costs in the United States.

We expect selling, general and administrative expenses to decline in the next period as we see the impact of lower sales-related expenses in Mexico.

Interest Expense and Interest Income

Interest expense increased $191,000 to $843,000 during the nine months ended December 31, 2012 as compared to $652,000 for the same period in the prior year. The increase relates to an additional $33,000 of cash interest incurred and an additional $158,000 of non-cash interest incurred during the nine months ended December 31, 2012. The cash and non-cash interest is related to borrowings from Venture Lending & Leasing V, Inc. and Venture Lending & Leasing VI, Inc.  Interest income for the nine months ended December 31, 2012 showed no material change from the same period in the prior year.

Other Expense, Net

Other expense, net decreased $158,000 to $56,000 for the nine months ended December 31, 2012, compared to other expense, net of $214,000 for the same period in the prior year. The change in other expense, net for the nine months ended December 31, 2012 was primarily related to unrealized foreign exchange gains and losses on intercompany transactions and tax accruals.

Derivative Liabilities

During the nine months ended December 31, 2012, we recorded a decrease in the fair value of our derivative liabilities of $766,000 and as a result, we recorded this amount as a non-cash gain. For the nine months ended December 31, 2011, we recorded a non-cash gain of $303,000. The change in the fair value of our derivative liabilities for the nine months ended December 31, 2012 was primarily the result of decreases in our stock price offset by the incremental fair value recorded as a loss due to the modification of certain warrants.

Fair Value of Common Stock Issued with Stock Purchase Agreement

During the nine months ended December 31, 2012, we recorded a loss of $864,000 on the fair value of common stock issued pursuant to the terms of a stock purchase agreement we entered into with Venture Lending & Leasing V, LLC and Venture Lending & Leasing VI, LLC on October 30, 2012 for the issuance to the entities of shares of our common stock having an aggregate fair market value equal to $3,500,000. This loss was due to a decrease in our stock price from the issuance date of October 30, 2012 to the reporting date of December 31, 2012.

Net Loss

Net loss for the nine months ended December 31, 2012 was $2,986,000, a decrease of $2,575,000, as compared to a net loss of $5,561,000 for the same period in the prior year.

Liquidity and Capital Resources

We reported a net loss of $2,986,000 for the nine months ended December 31, 2012. At December 31, 2012, our accumulated deficit amounted to $135,300,000. We had working capital of $5,602,000 as of December 31, 2012. In the future, we may raise additional capital from external sources in order to continue the longer term efforts contemplated under our business plan. We expect to continue incurring losses for the foreseeable future and may need to raise additional capital to pursue our product development initiatives, to penetrate markets for the sale of our products and continue as a going concern. We cannot provide any assurances that we will be able to raise additional capital. Our management believes that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means, if needed; however, we have not secured any commitment for new financing at this time, nor can we provide any assurance that new financing will be available on commercially acceptable terms, if needed.

Sources of Liquidity

As of December 31, 2012, we had cash and cash equivalents of $6,598,000. Since our inception, substantially all of our operations have been financed through sales of equity securities. Other sources of financing that we have used to date include our revenues, as well as various loans.

Since January 1, 2011, substantially all of our operations have been financed through the following transactions:

•	proceeds of $149,000 received from the exercise of common stock purchase warrants and options;
•	proceeds of $2,500,000 received from the issuance of a debt instrument in the year ended March 31, 2012;
•	net proceeds of $1,894,000 received from a registered direct offering of common stock on December 28, 2011; and
•	net proceeds of $2,797,000 received from a registered direct offering on April 22, 2012.

On April 22, 2012, we entered into agreements with certain investors to issue up to: a) 2,360,001 shares of common stock b) 1,000 shares of Series A 0% Convertible Preferred Stock (the “Series A Preferred Stock”); and c) warrants to purchase up to 3,471,112 shares of common stock (the “Warrants”). We also offered up to 1,111,111 shares of common stock issuable upon conversion of the Series A Preferred Stock and 3,471,112 shares of common stock in the event the Warrants are exercised. The Warrants have an initial exercise price of $1.18 per share, were not exercisable for nine months from the date of issuance, and had an initial exercise term of 2.5 years from the date of issuance. We received approximately $3,124,000 in gross proceeds from the sale of these securities. Net proceeds after deducting the placement agent commissions, legal expenses and other offering expenses, and assuming no exercise of the Warrants, was $2,797,000. We retained Rodman & Renshaw, LLC as the exclusive placement agent for this offering, and paid them $218,680 in placement agent commissions. On May 4, 2012, one of the investors converted 1,000 shares of the Series A Preferred Stock purchased in the transaction into 1,111,111 shares of common stock. On October 29, 2012, we entered into a side letter agreement with the holders of the Warrants to amend the terms of the Warrants. The holders of the Warrants agreed to waive certain net-cash settlement features contained in the Warrants in exchange for our agreement to a two-year extension of the expiration date of the Warrants. Accordingly, the expiration date of the Warrants was extended from October 25, 2014 to October 25, 2016.

Cash Flows

As of December 31, 2012, we had cash and cash equivalents of $6,598,000, compared to $3,351,000 at March 31, 2012.

Net cash provided by operating activities during the nine months ended December 31, 2012 was $2,194,000 primarily due to the receipt of a $5,100,000 upfront payment from More Pharma offset by our net loss of $2,986,000 for the period. Additionally, we had non-cash transactions during the nine months ended December 31, 2012, including: $1,397,000 of stock-based compensation expenses; a $766,000 gain on the fair value adjustment of our derivative liabilities; an 864,000 loss on the fair value adjustment of common stock issued in connection with the stock purchase agreement dated October 30, 2012; and non-cash interest of $461,000.

Net cash used in operating activities during the nine months ended December 31, 2011 was $2,718,000 primarily due to the $5,561,000 net loss for the period which was offset in part by non-cash transactions during the nine months ended December 31, 2011, including $2,339,000 of stock-based compensation and $303,000 of non-cash interest.

Net cash used in investing activities was $254,000 for the nine months ended December 31, 2012, consisting of $126,000 related to equipment purchases and $128,000 related to long-term assets.

Net cash used in investing activities was $225,000 for the nine months ended December 31, 2011, consisting of $78,000 related to equipment purchases and $147,000 related to long-term assets.

Net cash provided by financing activities was $1,305,000 for the nine months ended December 31, 2012. During the period ended December 31, 2012, we received net proceeds from the April 2012 registered direct offering of common and preferred stock of $2,797,000. The offering proceeds were offset by principal payments on the debt in the amount of $1,508,000. We also received $16,000 in connection with the exercise of stock options.

Net cash provided by financing activities was $3,581,000 for the nine months ended December 31, 2011, primarily due to the issuance of $2,500,000 of debt and net proceeds of $1,894,000 from the sale of 1,809,653 shares of our common stock. These proceeds were offset by payments of $865,000 of outstanding debt during the period. We also received $52,000 in connection with the exercise of stock options.

Operating Capital and Capital Expenditure Requirements

We incurred a net loss of $2,986,000 for the nine months ended December 31, 2012. At December 31, 2012, our accumulated deficit amounted to $135,300,000 and at March 31, 2012, our accumulated deficit amounted to $132,314,000. At December 31, 2012, our working capital amounted to $5,602,000.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Significant estimates and assumptions include reserves and write-downs related to receivables and inventories, the recoverability of long-lived assets, deferred taxes and related valuation allowances, valuation of equity and derivative instruments, debt discounts and estimated amortization periods for upfront fees received from customers. Periodically, we evaluate and adjust estimates accordingly.

Off-Balance Sheet Arrangements

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

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended March 31, 2012, as filed with the SEC on June 21, 2012, except as follows, including certain risk factors which were also disclosed in our quarterly reports on Form 10-Q for the quarter ended June 30, 2012 and the quarter ended September 30, 2012:

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

If any of our partners or contractors fail to perform their obligations in an adequate and timely manner, or fail to comply with the FDA’s rules and regulations, including failure to comply with quality systems regulations or a corrective action submitted to the FDA after notification by the FDA of a deficiency is deemed insufficient, then the manufacture, marketing and sales of our products could be delayed. Our products could be detained or seized, the FDA could order a recall, or require our partner to replace or offer refunds for our products. The FDA could also require our partner and, depending on our agreement with our partner, us to notify health professionals and others that the products present unreasonable risks of substantial harm to the public health. If any of these events occur, the manufacture, marketing and sales of our products could be delayed which could decrease our revenues.

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

Risk Factors Related to the Planned Spin-Off

Our Company and Ruthigen may be unable to achieve some or all of the benefits that we expect to achieve through the planned Spin-Off.

The strategic, operating and financial benefits expected to result from the Spin-Off may be delayed or may never be realized at all. For instance, there can be no assurance that by separating the businesses that either our Company or Ruthigen will be better positioned to capitalize on future market opportunities or that the companies will be able to increase their respective shareholder value.

After the planned Spin-Off, conflicts of interest, or the appearance of conflicts of interest, may develop between the management and directors of our Company, on the one hand, and the management and directors of Ruthigen, on the other hand.

After the planned Spin-Off and the planned completion of Ruthigen’s initial public offering, our management and directors may own both Oculus capital stock and Ruthigen capital stock. This ownership overlap could create, or appear to create, potential conflicts of interest when the directors and executive officers of our Company and the directors and executive officers of Ruthigen face decisions that could have different implications for our Company and Ruthigen.

In addition, Mr. Hojabr Alimi, our founder and former President and Chief Executive Officer, will serve as President and Chief Executive Officer of Ruthigen, while retaining his role as Chairman of our Board of Directors. The fact that Mr. Alimi holds positions with both Ruthigen and our Company, and, in addition, was the one of the founders of our Company, could create, or appear to create, potential conflicts of interest for Mr. Alimi when he faces decisions that may affect both Ruthigen and our Company. Mr. Alimi may also face conflicts of interest with regard to the allocation of his time between Ruthigen and our Company. Even the appearance of a conflict of interest, whether or not one actually exists, may cause the value of our stock to decline.

The aggregate value of Oculus and Ruthigen securities that current holders of Oculus capital stock receive in the Spin-Off might be less than the value of the Oculus securities before the Spin-Off.

If we complete the Spin-Off as currently contemplated, holders of our capital stock prior to the Spin-Off will hold a combination of our capital stock and Ruthigen capital stock following the Spin-Off. Any number of matters, including the risks described herein and in the risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended March 31, 2012, as filed with the SEC on June 21, 2012, may adversely impact the value of our securities after the completion of the Spin-Off. Some of these matters may or may not have been identified by us prior to the completion of the Spin-Off, and, in any event, may not be within our, or Ruthigen’s, control. Should any adverse circumstances, facts, changes or effects come to pass, the aggregate value of our securities, and the securities of Ruthigen after its planned initial public offering, could be less than the value of our securities before the Spin-Off, or in the case of Ruthigen, less than the intended value of the securities after the anticipated initial public offering.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Issued to Service Providers

On November 20, 2012, we issued 150,000 shares of common stock to NetGain Financial, Inc. as compensation for services provided, and such shares were valued at $102,000.

On December 3, 2012, we issued 25,000 shares of common stock to Worldwide Financial Marketing, Inc. as compensation for services provided, and such shares were valued at $17,000.

On December 20, 2012, we issued 75,000 shares of common stock to Advocos, LLC as compensation for services provided, and such shares were valued at $67,000.

With respect to the issuances of securities described above, we relied on the Section 4(2) exemption from securities registration under the federal securities laws for transactions not involving any public offering. No advertising or general solicitation was employed in offering the securities. The securities were issued to accredited investors. The securities were offered for investment purposes only and not for the purpose of resale or distribution, and the transfer thereof was appropriately restricted by us.

Item 3.	Default Upon Senior Securities

We did not default upon any senior securities during the quarter ended December 31, 2012.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Planned Spin-Off of Novel Biotechnology Business

On January 10, 2013, we first announced our proposal, unanimously approved by our Board of Directors, to spin-off our novel biotechnology business to stockholders as a separate company to be named Ruthigen, Inc. (the “Spin-Off”). Our management is currently working with securities counsel and bankers on a plan for the Spin-Off which will provide equity in Ruthigen to Oculus stockholders. At this time, we expect the Spin-Off to be a tax-free stock distribution and, ultimately, we anticipate Ruthigen to become an independent NASDAQ-traded company; however, no assurances can be provided that we will be able to complete the Spin-Off.

The Spin-Off is expected to create additional value for current and future stockholders of both Oculus and Ruthigen. By separating these unique businesses into two distinct companies, we believe each company will benefit from greater strategic and managerial focus and be better positioned to capitalize on future market opportunities.

Appointment and Departure of Certain Officers of Oculus Innovative Sciences, Inc.

On February 1, 2013, our Board of Directors approved management changes intended to strengthen our capabilities and align our resources to further the plan for the Spin-Off, dividend to shareholders and preparations for a public offering of Ruthigen, Inc.

Appointment of New Chief Executive Officer

On February 1, 2013, our Board of Directors appointed Jim Schutz as our President and Chief Executive Officer. Mr. Schutz will also continue as a director of our Company.

On February 1, 2013, Hojabr Alimi stepped down from his position as our President and Chief Executive Officer. Concurrently, he was appointed President and Chief Executive Officer of Ruthigen, Inc., a wholly-owned subsidiary of our Company, located in Santa Rosa, California. Mr. Alimi will remain Chairman of our Board of Directors to assist during this transitional time.

The Compensation Committee of our Board of Directors has determined that compensation will remain the same for Mr. Schutz and Mr. Alimi.

Appointment of Certain Officers and Directors of Ruthigen, Inc., a wholly-owned subsidiary of Oculus Innovative Sciences, Inc.

On January 18, 2013, our wholly-owned subsidiary, Ruthigen, Inc., was incorporated in the State of Nevada. Ruthigen, Inc. has established independent offices in Santa Rosa, California.

Appointment of New Officers

On February 1, 2013, our Board of Directors appointed Mr. Alimi as President and Chief Executive Officer of Ruthigen, Inc., a wholly-owned subsidiary of our Company. Concurrently, he was appointed Chairman of the Board of Directors of Ruthigen, Inc.

On February 1, 2013, our Board of Directors appointed Sameer Harish as Chief Financial Officer of Ruthigen, Inc.

Employment Letter with Sameer Harish

In connection with Mr. Harish’s appointment as Chief Financial Officer, on February 1, 2013, we entered into an employment letter with Mr. Harish (the “Employment Letter”). Pursuant to the terms of the Employment Letter, Mr. Harish is entitled to receive an annual base salary of $225,000 in addition to 350,000 shares of Ruthigen common stock in the form of founder’s shares. Mr. Harish will be eligible to participate in benefit programs offered by us, including medical, dental, vision and retirement plans, on the same terms as our other executives. Pursuant to the terms of the Employment Letter, in the event of a merger, consolidation, sale of assets greater than 50% of Ruthigen that occurs after Ruthigen’s planned initial public offering, or other change of control of Ruthigen after its planned initial public offering (an “Event”), and should Mr. Harish be terminated without cause within one year after such Event, Mr. Harish will be entitled to full vesting of outstanding shares, common or restricted, and/or stock options held by Mr. Harish as of his date of termination after the Event.

Appointment of New Directors

On February 1, 2013, the Board of Directors of Ruthigen, Inc. announced the appointments of Richard Conley and Gregory French to its Board. Messrs. Conley and French will continue to serve as directors of Oculus Innovative Sciences, Inc. in addition to their duties as recently appointed board members of Ruthigen.

Item 6.	Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc. (included as Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed June 20, 2007, and incorporated herein by reference).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc. (included as Exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 21, 2008, and incorporated herein by reference).
3.3	Amended and Restated Bylaws, as Amended of Oculus Innovative Sciences, Inc., effective November 3, 2010 (included as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2010, and incorporated herein by reference).
4.1	Specimen Common Stock Certificate (included as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.2	Warrant to Purchase Series A Preferred Stock of Oculus Innovative Sciences, Inc. by and between the Company and Venture Lending & Leasing III, Inc., dated April 21, 2004 (included as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.3	Warrant to Purchase Series B Preferred Stock of Oculus Innovative Sciences, Inc. by and between the Company and Venture Lending & Leasing IV, Inc., dated June 14, 2006 (included as Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.4	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.5	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.6	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.11 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.7	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.12 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.8	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 13, 2007, and incorporated herein by reference).
4.9	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 28, 2008, and incorporated herein by reference).
4.10	Form of Common Stock Purchase Warrant for April 2009 offering (included as Exhibit 4.15 to the Company’s Registration Statement on Form S-1 (File No. 333-158539) declared effective on July 24, 2009, and incorporated herein by reference).
4.11	Warrant issued to Dayl Crow, dated March 4, 2009 (included as Exhibit 4.16 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).
4.12	Form of Common Stock Purchase Warrant for July 2009 offering (included as Exhibit 4.15 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference)
4.13	Warrant to Purchase Shares of Common Stock of Oculus Innovative Sciences, Inc. issued to Venture Lending & Leasing V, LLC (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 6, 2010, and incorporated herein by reference).
4.14	Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. issued to Venture Lending & Leasing VI, LLC (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 6, 2011 and incorporated herein by reference).
4.15	Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. issued to Venture Lending & Leasing VI, LLC (included as Exhibit 4.15 to the Company’s Quarterly Report on Form 10-Q filed November 3, 2011, and incorporated herein by reference).
4.16	Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. issued to Venture Lending & Leasing VI, LLC (included as Exhibit 4.16 to the Company’s Quarterly Report on Form 10-Q, filed February 10, 2012, and incorporated herein by reference).
4.17	Form of Common Stock Purchase Warrant for April 2012 offering (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).
4.18	Certificate of Designation of Preferences, Rights and Limitations of Series A 0% Convertible Preferred Stock, filed with the Delaware Secretary of State on April 24, 2012 (included as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).
33

10.1	Form of Indemnification Agreement between Oculus Innovative Sciences, Inc. and its officers and directors (included as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.2	Amended and Restated Oculus Innovative Sciences, Inc. 2006 Stock Incentive Plan and related form stock option plan agreements (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 2, 2007, and incorporated herein by reference).
10.3	Amended and Restated Investors Rights Agreement, effective as of September 14, 2006 (included as Exhibit 4.6 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.4	Form of Promissory Note (Growth Capital Loans) issued to Venture Lending & Leasing IV, Inc. (included as Exhibit 4.9 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.5	Office Lease Agreement, dated October 26, 1999, between Oculus Innovative Sciences, Inc. and RNM Lakeville, L.P. (included as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.6	Amendment No. 1 to Office Lease Agreement, dated September 15, 2000, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.7	Amendment No. 2 to Office Lease Agreement, dated July 29, 2005, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.8	Amendment No. 3 to Office Lease Agreement, dated August 23, 2006, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.9	Amendment No. 4 to Office Lease Agreement, dated September 13, 2007, by and between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).
10.10	Office Lease Agreement, dated May 18, 2006, between Oculus Technologies of Mexico, S.A. de C.V. and Antonio Sergio Arturo Fernandez Valenzuela (translated from Spanish) (included as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.11	Office Lease Agreement, dated July 2003, between Oculus Innovative Sciences, B.V. and Artikona Holding B.V. (translated from Dutch) (included as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.12	Amendment to Office Lease Agreement, effective February 15, 2008, by and between Oculus Innovative Sciences Netherlands B.V. and Artikona Holding B.V. (translated from Dutch) (included as Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).
10.13	Form of Director Agreement (included as Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.14	Framework Agreement, dated June 16, 2005, by and among Javier Orozco Gutierrez, Quimica Pasteur, S de R.L., Jorge Paulino Hermosillo Martin, Oculus Innovative Sciences, Inc. and Oculus Technologies de Mexico, S.A. de C.V. (included as Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.15	Mercantile Consignment Agreement, dated June 16, 2005, between Oculus Technologies de Mexico, S.A. de C.V., Quimica Pasteur, S de R.L. and Francisco Javier Orozco Gutierrez (included as Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.16	Partnership Interest Purchase Option Agreement, dated June 16, 2005, by and between Oculus Innovative Sciences, Inc. and Javier Orozco Gutierrez (included as Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.17	Termination of Oculus Innovative Sciences, Inc. and Oculus Technologies de Mexico, S.A. de C.V.’s Agreements with Quimica Pasteur, S de R.L. by Jorge Paulino Hermosillo Martin (translated from Spanish) (included as Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.18	Termination of Oculus Innovative Sciences, Inc. and Oculus Technologies de Mexico, S.A. de C.V.’s Agreements with Quimica Pasteur, S de R.L. by Francisco Javier Orozco Gutierrez (translated from Spanish) (included as Exhibit 10.29 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.19	Form of Securities Purchase Agreement, dated March 27, 2008, by and between Oculus Innovative Sciences, Inc. and each investor signatory thereto (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 28, 2008, and incorporated herein by reference).

10.20	Purchase Agreement by and between Oculus Innovative Sciences, Inc. and Robert Burlingame, dated January 26, 2009 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 29, 2009, and incorporated herein by reference).
10.21	Purchase Agreement by and between Oculus Innovative Sciences, Inc. and Non-Affiliated Investors, dated January 26, 2009 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 29, 2009, and incorporated herein by reference).
10.22	Revenue Sharing Distribution Agreement by and between Oculus Innovative Sciences, Inc. and VetCure, Inc., dated January 26, 2009 (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 29, 2009, and incorporated herein by reference).
10.23	Purchase Agreement by and between Oculus Innovative Sciences, Inc. and accredited investors, dated February 6, 2009 (refiled as Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2010, and incorporated herein by reference).
10.24	Purchase Agreement by and between Oculus Innovative Sciences, Inc., Robert Burlingame and Seamus Burlingame, dated February 24, 2009 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 27, 2009, and incorporated herein by reference).
10.25	Amendment No. 1 to Revenue Sharing Distribution Agreement by and between Oculus Innovative Sciences, Inc. and VetCure, Inc., dated February 24, 2009 (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed February 27, 2009, and incorporated herein by reference).
10.26	Consultant Agreement by and between Oculus Innovative Sciences, Inc. and Robert C. Burlingame, dated April 1, 2009 (included as Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).
10.27	Microcyn U.S. Commercial Launch Agreement by and between Oculus Innovative Sciences, Inc. and Advocos, dated April 24, 2009 (included as Exhibit 10.53 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).
10.28	Amendment No. 5 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and RNM Lakeville, LLC, dated May 18, 2009 (included as Exhibit 10.54 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).
10.29	Engagement Agreement by and between Oculus Innovative Sciences, Inc. and Dawson James Securities, Inc., dated April 10, 2009 (included as Exhibit 10.55 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).
10.30	Amendment and Clarification of Engagement Letter by and between Oculus Innovative Sciences, Inc. and Dawson James Securities, Inc., dated July 2, 2009 (included as Exhibit 10.56 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).
10.31	Second Amendment and Clarification of Engagement Letter by and between Oculus Innovative Sciences, Inc. and Dawson James Securities, Inc., dated July 10, 2009 (included as Exhibit 10.57 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).
10.32	Warrant Purchase Agreement by and between Oculus Innovative Sciences, Inc. and Dawson James Securities, Inc., dated July 13, 2009 (included as Exhibit 10.58 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).
10.33	Loan and Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, Inc., dated May 1, 2010 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 6, 2010, and incorporated herein by reference).
10.34	Supplement to the Loan and Security Agreement between Oculus Innovative Sciences, Inc., and Venture Lending & Leasing V, Inc., dated May 1, 2010 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 6, 2010, and incorporated herein by reference).
10.35†	Amendment No. 2 to Revenue Sharing, Partnership and Distribution Agreement between Oculus Innovative Sciences, Inc. and Vetericyn, Inc., dated July 24, 2009 (refiled as Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2010 filed April 29, 2011, and incorporated herein by reference).
10.36†	Amendment No. 3 to Revenue Sharing, Partnership and Distribution Agreement between Oculus Innovative Sciences, Inc. and Vetericyn, Inc., dated June 1, 2010 (refiled as Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2010 filed April 29, 2011, and incorporated herein by reference).
10.37†	Amendment No. 1 to Exhibit A to the Revenue Sharing Distribution Agreement and to the Revenue Sharing, Partnership and Distribution Agreement as Revised and Amended, June 1, 2010, dated September 1, 2010 (included as Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2010, and incorporated herein by reference).
10.38	Continuous Offering Program Agreement between Oculus Innovative Sciences, Inc. and Rodman & Renshaw, LLC, dated September 3, 2010 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 17, 2010, and incorporated herein by reference).
10.39†	Distribution Agreement between Oculus Innovative Sciences, Inc. and Tianjin Ascent Import and Export Company, Ltd., dated January 28, 2011 (included as Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q filed February 4, 2011, and incorporated herein by reference).
35

10.40†	Exclusive Sales and Distribution Agreement between Oculus Innovative Sciences, Inc. and Quinnova Pharmaceuticals, Inc., dated February 14, 2011 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 18, 2011, and incorporated herein by reference).
10.41†	Exclusive Co-Promotion Agreement between Oculus Innovative Sciences, Inc. and Quinnova Pharmaceuticals, Inc., dated February 14, 2011 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 18, 2011, and incorporated herein by reference).
10.42	Product Option Agreement between Oculus Innovative Sciences, Inc. and AmDerma Pharmaceuticals, LLC, dated February 14, 2011 (included as Exhibit 10.3 to the Company's Current Report on Form 8-K filed February 18, 2011, and incorporated herein by reference).
10.43	Amendment No. 6 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and RNM Lakeville, L.P., dated April 26, 2011 (included as Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed June 3, 2011, and incorporated herein by reference).
10.44	Loan and Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing VI, Inc., dated June 29, 2011 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).
10.45	Supplement to the Loan and Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing VI, Inc., dated June 29, 2011 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).
10.46	Amendment No. 1 to the Loan and Security Agreement and Supplement to the Loan and Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, Inc., dated June 29, 2011 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).
10.47	Intellectual Property Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing VI, Inc., dated June 29, 2011 (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).
10.48	Intellectual Property Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, Inc., dated June 29, 2011 (included as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).
10.49†	Distribution Agreement between Oculus Innovative Sciences, Inc. and Shanghai Sunvic Technology Co. Ltd., dated June 26, 2011 (included as Exhibit 10.58 to the Company’s Quarterly Report on Form 10-Q filed August 4, 2011 and incorporated herein by reference).
10.50	Oculus Innovative Sciences, Inc. 2011 Stock Incentive Plan (included as Exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2011, and incorporated herein by reference).
10.51	Securities Purchase Agreement by and between Oculus Innovative Sciences, Inc. and the Purchasers, dated April 22, 2012 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).
10.52†	Patent License Agreement-Exclusive between Oculus Innovative Sciences, Inc. and agencies of the United States Public Health Service within the Department of Health and Human Services, dated August 22, 2011 (included as Exhibit 10.60 to the Company’s Quarterly Report on Form 10-Q filed November 3, 2011, and incorporated herein by reference).
10.53†	Collaboration Agreement between Oculus Innovative Sciences, Inc. and AmDerma Pharmaceuticals, LLC, dated June 21, 2012 (included as Exhibit 10.53 to the Company’s Annual Report on Form 10-K filed June 21, 2012 and incorporated herein by reference).
10.54†	License, Exclusive Distribution and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Oculus Technologies of Mexico, S.A. de C.V., and, More Pharma Corporation, S. de R.L. de C.V., dated August 9, 2012 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 15, 2012, and incorporated herein by reference).
10.55†	Exclusive Distribution and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Oculus Technologies of Mexico, S.A. de C.V., and, More Pharma Corporation, S. de R.L. de C.V., dated August 9, 2012 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed August 15, 2012, and incorporated herein by reference).
10.56	Lease by and between Oculus Innovative Sciences, Inc. and KCKMC Properties, LLP for the property located at 3045 65th Street, Suite 13, Sacramento, CA 95820, dated October 31, 2011 (included as Exhibit 10.56 to the Company’s Quarterly Report on Form 10-Q filed November 8, 2012, and incorporated herein by reference).
10.57	Amendment to Lease dated August 30, 2012 by and between Oculus Innovative Sciences, Inc. and KCKMC Properties, LLC for the property located at 3045 65th Street, Suite 13, Sacramento, CA 95820, dated September 6, 2012 (included as Exhibit 10.57 to the Company’s Quarterly Report on Form 10-Q filed November 8, 2012, and incorporated herein by reference).
10.58	Amendment No. 7 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and 1125-1137 North McDowell, LLC, dated October 10, 2012 (included as Exhibit 10.58 to the Company’s Quarterly Report on Form 10-Q filed November 8, 2012, and incorporated herein by reference).
10.59	Stock Purchase Agreement by and between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, LLC and Venture Lending & Leasing VI, LLC, dated October 30, 2012 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 1, 2012, and incorporated herein by reference).
36

10.60	Letter Agreement by and between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, Inc., dated October 30, 2012 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed November 1, 2012, and incorporated herein by reference).
10.61	Letter Agreement by and between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing VI, Inc., dated October 30, 2012 (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed November 1, 2012, and incorporated herein by reference).
10.62	Side Letter Agreement to the Stock Purchase Agreement dated April 22, 2012 by and between Oculus Innovative Sciences, Inc., on one hand, and Sabby Healthcare Volatility Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. on the other hand, dated October 29, 2012 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed November 1, 2012, and incorporated herein by reference).
10.63	Offer of Employment Letter between Oculus Innovative Sciences, Inc. and Sameer Harish, effective as of February 1, 2013 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 4, 2013, and incorporated herein by reference).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

____________________

*	Filed herewith.
†	Confidential treatment has been granted with respect to certain portions of this agreement.

37

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCULUS INNOVATIVE SCIENCES, INC.

Date: February 13, 2013	By:	/s/ Jim Schutz
Jim Schutz
Chief Executive Officer
(Principal Executive Officer)

Date: February 13, 2013	By:	/s/ Robert Miller
Robert Miller
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

38