Form 10-K
period 2013-03-31
Oculus Innovative Sciences, Inc.
filed 2013-06-25
CIK 1367083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For transition period from _________________ to _________________

Commission File Number: 001-33216

OCULUS INNOVATIVE SCIENCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	68-0423298
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on September 30, 2012 was approximately $26.9 million based on a total of 4,082,109 shares of the registrant’s common stock held by non-affiliates on September 30, 2012, at the closing price of $6.58 per share, as reported on the NASDAQ Capital Market. Share and per share data was adjusted to reflect the registrant’s 1 for 7 reverse stock split, effective April 1, 2013.

There were 6,583,150 shares of the registrant’s common stock issued and outstanding on June 3, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12, 13 and 14 of Part III will incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2013 Annual Meeting of Stockholders.

PART I

This report includes “forward-looking statements.” The words “may,” “will,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “aim,” “seek,” “should,” “likely,” and similar expressions as they relate to us or our management are intended to identify these forward-looking statements. All statements by us regarding our expected financial position, revenues, cash flows and other operating results, business strategy, legal proceedings and similar matters are forward-looking statements. Our expectations expressed or implied in these forward-looking statements may not turn out to be correct. Our results could be materially different from our expectations because of various risks, including the risks discussed in this report under “Part I — Item 1A — Risk Factors.” Any forward-looking statement speaks only as of the date as of which such statement is made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances, including unanticipated events, after the date as of which such statement was made.

ITEM 1.  Business

Corporate Information

We incorporated under the laws of the State of California in April 1999 as Micromed Laboratories, Inc. In August 2001, we changed our name to Oculus Innovative Sciences, Inc. In December 2006, we reincorporated under the laws of the State of Delaware. Our principal executive offices are located at 1129 N. McDowell Blvd., Petaluma, California, 94954, and our telephone number is (707) 283-0550. We have three principal subsidiaries: Ruthigen, Inc., organized in Nevada; Oculus Technologies of Mexico, S.A. de C.V., organized in Mexico; and Oculus Innovative Sciences Netherlands, B.V., organized in the Netherlands. References to our Company contained herein include our wholly owned subsidiary, Ruthigen, Inc., except where the context otherwise requires. Our fiscal year end is March 31. Our website is www.oculusis.com. We do not intend for information on our website to be incorporated into this annual report.

Our Business

We are a global healthcare company that designs, produces, and markets prescription and non-prescription products in over 20 countries. We are pioneering innovative products for the dermatology, surgical, advanced wound and tissue care, and animal healthcare markets. Our primary focus is on the commercialization of our proprietary technology platform called Microcyn® Technology. This technology is based on electrically charged oxychlorine small molecules designed to target a wide range of organisms that cause disease (pathogens). These organisms include viruses, fungi, spores and antibiotic-resistant strains of bacteria, such as methicillin-resistant Staphylococcus aureus, or MRSA, and vancomycin-resistant Enterococcus, or VRE, as well as Clostridium difficile, or C. diff, a highly contagious bacteria spread by human contact. Several Microcyn® Technology tissue care products are designed to treat infections and enhance healing while reducing the need for antibiotics. Infection is a serious potential complication in both chronic and acute wounds, and controlling infection is a critical step in wound healing.

We do not have the necessary regulatory approvals to market Microcyn® as a drug or as a medical device with an antimicrobial or wound healing indication in the United States. Through our wholly owned subsidiary, Ruthigen, Inc., we expect to apply to the U.S. Food and Drug Administration, or FDA, for clearance as an antimicrobial drug.

Outside the United States, our Microcyn® Technology products have a CE Mark device approval in Europe for debriding, irrigating and moistening acute and chronic wounds in comprehensive wound treatment by reducing microbial load and creating a moist environment. In Mexico, we are approved as a drug for antiseptic. In India, our technology has a drug license for cleaning and debriding in wound management.  In China, we have obtained a medical device approval by the State Food and Drug Administration for reducing the propagation of microbes in wounds and creating a moist environment for wound healing.

While we do not have the necessary regulatory clearance for an antimicrobial or wound healing indication in the United States, several factors, including our global product experience, clinical and laboratory testing, physician-led clinical studies based on our technology and scientific papers authored about our technology, suggest that our Microcyn® Technology may help reduce a wide range of pathogens in acute and chronic wounds, while curing or improving infection, and concurrently enhancing wound healing through modes of action unrelated to the treatment of infection. These physician-led clinical studies suggest that our Microcyn® Technology is safe, easy to use and complementary to many existing treatment methods in wound care. Physician-led clinical studies and usage of our products in the United States suggest that our 510(k) cleared products may shorten hospital stays, lower aggregate patient care costs and, in certain cases, reduce the need for systemic antibiotics.

Common methods of controlling infection, including topical antiseptics and antibiotics, have proven to be only moderately effective in combating infection in the wound bed. However, topical antiseptics tend to inhibit the healing process due to their toxicity and may require specialized preparation or handling. Antibiotics can lead to the emergence of resistant bacteria, such as MRSA and VRE. Systemic antibiotics may be less effective in controlling infection in patients with disorders affecting circulation, such as diabetes, which are commonly associated with chronic wounds. As a result, no single treatment is used across all types of wounds and stages of healing and we believe Microcyn® Technology can fill a niche in the skin care and chronic and acute wound care markets.

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

Our goal is to become a worldwide leader as the standard of care in the treatment and irrigation of open wounds and skin care. We currently have, and intend to seek additional, regulatory clearances and approvals to market our Microcyn-based products worldwide. In July 2004, we first began selling Microdacyn60™ in Mexico after receiving approval from the Mexican Ministry of Health, for use as an antiseptic, disinfectant and sterilant. Since then, physicians and scientists in the United States, Europe, India, Pakistan, China and Mexico have conducted more than 40 clinical and scientific studies of Microcyn® Technology, generating data suggesting that the technology is non-irritating to healthy tissue, reduces microbial load, accelerates wound healing, reduces pain, shortens treatment time and may have the potential to reduce costs to healthcare providers and patients. Most of these studies were not intended to be rigorously designed or controlled clinical trials and, as such, did not have all of the controls required for clinical trials used to support a new drug application submission to the FDA. A number of these studies did not include blinding, randomization, predefined clinical end points, use of placebo and active control groups or U.S. Good Clinical Practice (GCP) requirements. We used the data generated from certain of these studies to support our CE Mark application with the European Union for certification of our Microcyn® Technology products for wound cleaning and reduction of microbial load in the European Economic Area. We received a Class II CE Mark in November 2004, subsequently upgraded to a Class III CE Mark in early 2013, and have also received additional international approvals in China, Canada, Mexico, India and select Latin America, Asian and Middle East countries. To date, our Microcyn-based products have received seven FDA 510(k) clearances in the United States. Many of these clearances are for use as a medical device in wound cleaning, or debridement, lubricating, moistening and dressing, including traumatic wounds and acute and chronic dermal lesions.

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

Planned Initial Public Offering of Novel Biotechnology Business

On January 10, 2013, we first announced our proposal to spin-off our novel biotechnology business, Ruthigen, Inc., to stockholders as a separate company. In the past six months, management, bankers, tax professionals and securities counsel have evaluated the planned spin-off. As part of this analysis, we determined that a distribution would likely be taxable to our shareholders and our Company. For this reason and others, we have decided not to pursue a distribution at this time. On May 28, 2013, we announced that our wholly owned subsidiary, Ruthigen, Inc., filed a confidential registration statement with the Securities and Exchange Commission for a possible initial public offering of Ruthigen stock. We will continue to explore the best path for maximizing value for our stockholders.

We anticipate entering into a separation agreement with Ruthigen in the near future, which will set forth the terms of the separation of our business and our novel biotechnology business into two separate, publicly-traded companies (the “Separation”). In order to effect the Separation, we anticipate an initial public offering of Ruthigen’s common stock, after which we hold certain shares of Ruthigen’s common stock. We anticipate the final terms of the separation agreement will outline such customary representations as indemnification, handing of employee matters and tax sharing, among other items.

Microcyn® Technology Platform

Mechanism of Action

We believe Microcyn® Technology’s ability to reduce the need for antibiotics through prevention and treatment of infections while promoting wound healing is based on its uniquely engineered chemistry. As a result of our patented manufacturing process, Microcyn® is a proprietary solution of oxychlorine compounds that, among other things, interact with and inactivate surface proteins on cell walls and membranes of microorganisms. The functions of these proteins are varied and play significant roles in cell communication, nutrient and waste transport and other required functions for cell viability. Once Microcyn® surrounds single cell microorganisms, it damages these proteins, causing the cell membrane to rupture, leading to cell death, which we believe is caused by increased membrane permeability and induced osmotic pressure imbalance. We continue to study the exact mechanisms by which protein and structural components of the bacterial cell walls and membranes, and the protein shell that surrounds a virus, are affected by Microcyn®. This destruction of the cell appears to occur through a fundamentally different process than that which occurs as a result of contact with a bleach-based solution because experiments have demonstrated that Microcyn® kills bleach-resistant bacteria. However, we believe the solution remains non-irritating to human tissues because human cells have unique protective mechanisms, are interlocked, and prevent Microcyn® from targeting and surrounding single cells topically on the body. Laboratory tests suggest that our solution does not penetrate and kill multi-cellular organisms, and does not damage or affect human DNA.

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

Current Regulatory Approvals and Clearances

The majority of our current products are based on our Microcyn® Technology platform. We are able to modify the chemistry of Microcyn® by changing the oxidation-reduction potential, pH level and concentrations of specific ions or chemicals, which allows us to manufacture a variety of solutions, each specifically designed for maximum efficacy and safety by indication. The indications for our products vary from country to country due to different regulatory requirements and standards from jurisdiction to jurisdiction. The indications below are summaries of the indications approved by the regulatory authority or authorities in the listed jurisdiction, but do not, however, include pending product approvals including for our Microcyn® Scar Management Hydrogel. The similarly named products have similar formulations; however, they may not have identical specifications due to varying requirements in different jurisdictions’ regulatory agencies. The following is a list of the regulatory approvals and clearances that Microcyn-based products have received for our most significant or potentially significant markets:

Region	Approval or Clearance Type	Year of Approval or Clearance	Summary Indication

United States	510(k)	2005	Moistening and lubricating absorbent wound dressings for traumatic wounds requiring a prescription.

	510(k)	2005	Moistening and debriding acute and chronic dermal lesions requiring a prescription.

	510(k)	2006	Moistening absorbent wound dressings and cleaning minor cuts as an over-the-counter product.

	510(k)	2009	Management of exuding wounds such as leg ulcers, pressure ulcers, diabetic ulcers and for the management of mechanical or surgical debridement of wounds in a gel form and required as a prescription.

	510(k)	2009	Debridement of wounds, such as stage I-IV pressure ulcers, diabetic foot ulcers, post-surgical wounds, first- and second-degree burns, grafted and donor sites as preservative, which can kill listed bacteria such as MRSA & VRE and required as a prescription.

	510(k)	2010	As a hydrogel, for management of dermal irritation, sores, injuries and ulcers of dermal tissue including itch and pain relief associated with dermal irritation, sores, injuries and ulcers of dermal tissue as a prescription. As an over-the-counter product, the hydrogel is intended to relieve itch and pain from minor skin irritations, lacerations, abrasions and minor burns. It is also indicated for management of irritation and pain from minor sunburn.

	510(k)	2011	As a hydrogel, for management and relief of burning, itching and pain experienced with various types of dermatoses, including atopic dermatitis and radiation dermatitis.

European Union	CE Mark	2004	Debriding, irrigating and moistening acute and chronic wounds in comprehensive wound treatment by reducing microbial load and creating moist environment.

Mexico	Product Registration	2003	Antiseptic disinfection solution for high level disinfection of medical instruments, and/or equipment and clean-rooms, areas of medical instruments, equipment and clean room areas.

	Product Registration	2004	Antiseptic treatment of wounds and infected areas.

Canada	Medical Device (Inactive)	2004	Moistening, irrigating, cleansing and debriding acute and chronic dermal lesions, diabetic ulcers and post-surgical wounds.

India	Medical Device	2006	Cleaning and debriding in wound management.

China	Medical Device	2008	Reducing the propagation of microbes in wounds and creating a moist environment for wound healing (Dermacyn® Wound Care)
		2012	Acute and chronic derma wounds moistening, healing and repair and debridement (Microcyn® Hydrogel)
Kuwait	Medical Device	2010	Cleaning and debriding in wound management

United Arab Emirates	Medical Device	2011	Cleaning and debriding in wound management

Iraq	Medical Device	2011	Cleaning and debriding in wound management

Jordan	Medical Device	2007	Cleaning and debriding in wound management

Saudi Arabia	Medical Device	2010	Cleaning and debriding in wound management

Panama	Drug	2012	Sterilizer and antiseptic

El Salvador	Medical Device	2013	Disinfecting in cleaning and debriding in wound management as well as sterilization of medical equipment

Honduras	Medical Device	2013	Disinfecting in cleaning and debriding in wound management as well as sterilization of medical equipment

Singapore	Medical Device	2010	Cleaning and debriding in wound management

Malaysia	Medical Device	2008	Cleaning and debriding in wound management

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

Dalla Paola L. Treating diabetic foot ulcers with super-oxidized water. Wounds. 2006; 18(Suppl):14-16.

Alberto Piagessi, MD (5)	Italy	33	Goretti C, Mazzurco S, Ambrosini Nobili L, Macchiarini S, Tedeschi A, Palumbo F, Scatena A, Rizzo L, Piaggesi A. Clinical Outcomes of Wide Postsurgical Lesions in the Infected Diabetic Foot Managed With 2 Different Local Treatment Tegimes Compared Using a Quasi-Experimental Study Design: A Preliminary Communication. Int. J. Lower Extremity Wounds. 2007; 6:22-27.

	Italy	40	Piaggesi A et al. A Randomized Controlled Trial to Examine the Efficacy and Safety of Microcyn® Technology on wide post-surgical lesions in the infected diabetic foot. Int. J. Lower Extremity Wounds. March 9, 2010.

Ariel Miranda, MD (5)	Mexico	64	Miranda-Altamirano A. Reducing Bacterial Infectious Complications from Burn Wounds. A look at the use of Oculus Microcyn60 to treat wounds in Mexico. Wounds. 2006; 18(Suppl):17-19.

Leading Physician	Country	Number of Patients	Publication

Lenka Veverkova, MD (3)	Czech Republic	27	Veverkova L, Jedlicka V, Vesely M, Tejkalova R, Zabranska S, Capov I, Votava M. Methicilin-resistent Staphylococcus aureus — problem in health care. J Wound Healing. 2005; 2:201-202.

Elia Ricci, MD (6)	Italy	40	Ricci E, Astolfi S, Cassino R. Clinical results about an antimicrobial solution (Dermacyn Wound Care) in the treatment of infected chronic wounds. Poster presented at: 17th Conference of the European Wound Management Association (EWMA); 2007 May 2-4; Glasgow, UK.

Alfredo Barrera, MD (5)	Mexico	40	Barrera-Zavala A, Guillen-Rojas M, Escobedo-Anzures J, Rendon J, Ayala O, Gutiérrez AA. A pilot study on source control of peritonitis with a neutral pH — super oxidized solution. Poster presented at: 16th World Congress of the International Association of Surgeons and Gastroenterologists (IASG); 2006 25-27 May; Madrid, Spain.

D. Peterson, MD	U.S.	5	Peterson D, Hermann K, Niezgoda J. Dermacyn Effective in Treatment of Chronic Wounds with Extensive Bioburden While Reducing Local Pain Levels. Presented at: Symposium on Advanced Wound Care and Wound Healing Society; 2007 April 28-May 1; Tampa, FL.

P. Steenvoorde, MD; L.P. Van Doorn, MA; C.E. Jacobi, PhD; and J. Oskam, MD, PhD (3)	Netherlands	10	An unexpected effect of Dermacyn on infected leg ulcers. J Wound Care. 2007; 16:60-61.

Fermin Martinez, MD	Mexico	45	Martínez-De Jesús FR, Ramos-De la Medina A, Remes-Troche JM, Armstrong DG, Wu SC, Lázaro Martínez JL, Beneit-Montesinos JV. Efficacy and safety of neutral pH superoxidised solution in severe diabetic foot infections. Int Wound J. 2007; 4:353-362.

SF Hadi, MD (3)	Pakistan	100	Hadi SF, Khaliq T, Bilal N, Sikandar I, Saaiq M, Zubair M, Aurangzeb S. Treating infected diabetic wounds with superoxidized water as anti-septic agent: a preliminary experience. J Coll Physicians Surg Pak. 2007; 17:740-743.

BT Monaghan, DPM (3)	Ireland	10	Monaghan BT, Cundell JH. Dermacyn as the Local Treatment for Infected Diabetic Foot Wounds. A case series. Presented at: 5th International Symposium on the Diabetic Foot. 2007 May 9-12; Noordwijkerhout, The Netherlands.

Fernando Uribe, MD (6)	Mexico	80	Uribe F. Effect of neutral pH Superoxidized solution in the healing of diabetic foot ulcers. Poster presented at: 47th Interscience Conference on Antimicrobial Agents and Chemotherapy (ICAAC). Poster L-1144. 2007 Sept 17-20; Chicago, IL.

Ning Fanggang, MD (3)	China	20	Fanggang N, Guoan Z. The clinical efficacy of Dermacyn on deep partial thickness burn wounds.

Amar Pal Suri, DPM (6)	India	100	Suri AP. The Effectiveness of Stable Neutral Super-oxidized Solution for the Treatment of Infected Diabetic Foot Wounds. Presented at: Diabetic Foot Global Conference. 2008 March 13-15; Hollywood, CA.

Robert G. Frykberg, DPM, MPH (6)	U.S.	23	Frykberg RG, Tallis A, Tierney E. Wound Healing in Chronic Lower Extremity Wounds Comparing Super-Oxidized Solution (SOS) vs. Saline. Presented at: Diabetic Foot Global Conference. 2008 March 13-15; Hollywood, CA.

Leading Physician	Country	Number of Patients	Publication

Matthew Regulski, DPM (5)	U.S.	18	Regulski M, Floros R, Petranto R, Migliori V, Alster H, Pfeiffer D. Efficacy and Compatibility of Combination Therapy with Super-Oxidized Solution and a Skin Substitute for Lower Extremity Wounds. Presented at: Symposium on Advanced Wound Care and Wound Healing Society. 2008 April 24-28; San Diego, CA.

Adam Landsman, DPM, PhD (5); Andres A. Gutierrez, MD, PhD(1); and Oculus Collaborative Group	U.S.	48	Landsman A, Blume P, Palladino M, Jordan D, Vayser DJ, Halperin G, Gutierrez AA and Oculus Collaborative Group. An Open Label, Three Arm Study of the Safety and Clinical Efficacy of Topical Wound Care vs. Oral Levofloxacin vs. Combined Therapy for Mild Diabetic Foot Infections. Presented at: Diabetic Foot Global Conference. 2008 March 13-15; Hollywood, CA.

Christopher J. Gauland, DPM. (3)	U.S.	5	Gauland C. Sickle Cell Disease. Presented at: Symposium on Advanced Wound Care and Wound Healing Society. 2008 April 24-28; San Diego, CA.

	U.S.	16	Gauland C. Comparison of Microcyn and Amerigel in the Podiatric Clinical Setting.

R.K. Chittoria	India	20	Chittoria RK, Yootla M, Sampatrao LM, Raman SV. The role of super oxidized solution in the management of diabetic foot ulcer: our experience. Nepal Med Coll J. 2007; 9:125-128.

A.R. Anand	India	50	Anand AR. Comparative Efficacy and Tolerability of Oxum against Povidone Iodine Topical Application in the Post-caesarean Section Wound Management. Indian Medical Gazette. December 2007: 498-505.

S.B. Dharap	India	30	Dharap SB, Ghag GS, Kulkarni KP, Venkatesh V. Efficacy and safety of Oxum in the treatment of the venous ulcer. J Indian Med Assoc. 2008; 106:326-330.

H. Dhusia	India	41	Dhusia H, Comparative Efficacy and Tolerability of Microcyn Superoxidized Solution (Oxum) against Povidone Iodine Application in Orodental Infections. Indian Medical Gazette. February 2008; 68-75.

M.G. Khairulasri	Malaysia	178	Khairulasri MG, Ramzisham ARM, Ooi JSM, Zamrin DM. Dermacyn irrigation in reducing sternotomy wound infection following coronary artery bypass graft surgery. Presented at: 11th Scientific Conference. 2008. Kota Bharu, Malaysia.

Andres Tirado-Sanchez and RosaMaria Ponce-Olivera	Mexico	89	Tirado-Sanchez A, Ponce-Olivera R. Efficacy and tolerance of superoxidized solution in the treatment of mild to moderate inflammatory acne. A double-blinded, placebo-controlled, parallel-group, randomized, clinical trial. Journal of Dermatological Treatment. 2009; 20:289–292.

(1)	Indicates that the physician is, or at one time was, a stockholder of our Company. The physician was also a member of our Medical and Business Advisory Board, which we dissolved in April 2007, and served as a paid consultant and received research grants, expense payments, honorarium and Microcyn® to complete the study.
(2)	Indicates that the physician was a paid consultant, received expenses in connection with corporate development and licensing evaluations and is, or at one time was, a holder of warrants to purchase common stock of our Company.
(3)	Indicates that the physician received Microcyn® to complete the study.
(4)	Indicates that the physician was a paid consultant, was a member of our Medical and Business Advisory Board, which we dissolved in April 2007, and received expense payments and Microcyn® to complete the study.
(5)	Indicates that the physician received payments, expense payments and Microcyn® to complete the study.
(6)	Indicates that the physician received reimbursement of travel expenses and Microcyn® to complete the study.

In addition to the above articles and publications, several additional papers on the basic science of the technology have been published or have been submitted for peer review and publication, including:

Researchers	Country	Publication

Landa-Solis C, González-Espinosa D, Guzman B, Snyder M, Reyes-Terán G, Torres K, Gutiérrez AA (1)	Mexico	Microcyn™: a novel super-oxidized water with neutral pH and disinfectant activity. J Hosp Infect (UK). 2005; 61: 291-299.

Gutiérrez AA (1)	U.S.	The science behind stable, super-oxidized water. Exploring the various applications of super-oxidized solutions. Wounds. 2006; 18(Suppl):7-10.

Dalla Paola L (2), Faglia E	Italy	Treatment of diabetic foot ulcer: an overview. Strategies for clinical approach. Current Diabetes Reviews. 2006; 2:431-447.

González-Espinosa D, Pérez-Romano L, Guzman Soriano B, Arias E, Bongiovanni, CM (3), Gutiérrez AA (1)	Mexico, U.S.	Effects of neutral super-oxidized water on human dermal fibroblasts in vitro. Int Wound J. 2007; 4:241-250.

Medina-Tamayo J, Balleza-Tapia H, López X, Cid ME, González-Espinosa D, Gutiérrez AA (1), González-Espinosa C	Mexico, U.S.	Super-oxidized water inhibits IgE-antigen- induced degranulation and cytokine release in mast cells. International Immunopharmacology. 2007; 7:1013-1024.

Le Duc Q	UK	A cytotoxic analysis of antiseptic medication on skin substitutes and autograft. Br J Dermatology. 2007; 157:33-40.

McCurdy B	U.S.	Emerging Innovations in Treatment. Podiatry Today. 2006; 1940-48.

Zahumensky E	Czech Republic	Infections and diabetic foot syndrome in field practice. Vnitr Lek. 2006; 52:411-416.

Rose R, Setlow B, Monroe A, Mallozzi M, Driks A, Setlow P (5)	U.S.	Comparison of the properties of Bacillus subtilis spores made in liquid or on agar plates. Submitted 2008.

Paul M, Setlow B, Setlow P (5)	U.S.	The killing of spores of Bacillus subtilis by Microcyn(TM), a stable superoxided water. Submitted 2008.

Thatcher E (4), Gutierrez AA (1)	U.S.	The Anti-Bacterial Efficacy of a New Super-Oxidized Solution. Paper presented at: 47th Interscience Conference on Antimicrobial Agents and Chemotherapy (ICAAC). 2007 Sept 17-20; Chicago, IL.

Taketa-Graham M (5), Gutierrez AA (1), Thatcher E (4)	U.S.	The Anti-Viral Efficacy of a New Super-Oxidized Solution. Poster presented at: 47th Interscience Conference on Antimicrobial Agents and Chemotherapy (ICAAC). Poster L-1144. 2007 Sept 17-20; Chicago, IL.

Dardine J, Martinez C, Thatcher E (4)	U.S.	Activity of a pH Neutral Super-Oxidized Solution Against Bacteria Selected for Sodium Hypochlorite Resistance. Poster presented at: 47th Interscience Conference on Antimicrobial Agents and Chemotherapy (ICAAC). Poster L-1144. 2007 Sept 17-20; Chicago, IL.

Sauer K, Vazquez G, Thatcher E (4), Northey R (5) , Gutierrez AA (1)	U.S.	Neutral super-oxidized solution is effective in killing P. aeruginosa biofilms. Biofouling. 2009 January; 25(1): 45-54.

(1)	Dr. Gutierrez was our Director of Medical Affairs and conducted the study during his employment at our Company.
(2)	Dr. Dalla Paola was a member of our Medical and Business Advisory Board, which we dissolved in April 2007, and received expense payments and Microcyn® to complete the study.
(3)	Indicates that investigator received Microcyn® to complete the study.
(4)	Dr. Thatcher is a stockholder of our Company, previously served on our board of directors, and received Microcyn® to complete the study.
(5)	Dr. Northey is our Vice President of Research and Development and conducted the study during his employment at our Company.

Sales and Marketing

We generate revenue through established and scalable commercial operations including manufacturing in Mexico and the United States, and product sales via our domestic and international strategic business partners.

We launched sales of Microcyn® Technology products in October 2008 and our initial sales were in the podiatry market in the United States. In the second quarter of 2009, we expanded our sales efforts to include wound care centers, hospitals, nursing homes, urgent care clinics and home healthcare, utilizing a contract sales organization to aid our sales force. We continue to seek opportunities to expand the applicability of our products into current and new markets. Our products are primarily purchased by, among others, hospitals, physicians, nurses, and other healthcare practitioners who are the primary caregivers to patients, both human and animal, being treated for acute or chronic wounds or undergoing surgical procedures as well as to dermatologists for treatment of various skin afflictions.

We currently make Microcyn-based human advanced wound and tissue care products available, both as prescription and over-the-counter products, under our seven 510(k) clearances in the United States, primarily through a combination of partnerships with Advocos LLC, a specialty U.S. contract sales organization, and in collaboration with such partners as Amneal Enterprises and Eloquest Healthcare, Inc., a subsidiary of Ferndale Pharma, Inc., as described in greater detail below. We have announced the commercialization of a Microcyn® product for advanced wound care sold through a contract sales force and by Eloquest Healthcare, and the commercialization of Microcyn® products for dermatology through a partnership with Quinnova Pharmaceuticals.

Through our animal healthcare partner Innovacyn, Inc., we currently make available Microcyn® Technology-based animal healthcare products, designed specifically for the care of horses, dogs, cats, exotic pets and farm/ranch animals and branded as Vetericyn®, in the United States and Europe. We are currently introducing Vetericyn®- branded products into Canada and Asia.

In addition to our current product registration and approvals, we intend to pursue additional regulatory approvals in Europe, China, India, Latin America, Asia, Middle East and Mexico for additional Microcyn® Technology-based products and plan to initiate commercialization upon obtaining these approvals.

Animal Healthcare

On January 26, 2009, we entered into a commercial agreement with VetCure, Inc., a California corporation, to market and sell our Microcyn® Technology-based animal healthcare products branded as Vetericyn® products. VetCure, Inc. later changed its name to Vetericyn, Inc. This agreement was amended on February 24, 2009, July 24, 2009, June 1, 2010, and November 1, 2010. Pursuant to the agreement, we provide Vetericyn, Inc. with bulk product and Vetericyn, Inc. bottles, packages, and sells Microcyn® Technology-based animal healthcare products branded as Vetericyn®. We receive a fixed amount for each bottle of Vetericyn® sold by Vetericyn, Inc.

On September 15, 2009, we entered a commercial agreement with V&M Industries, Inc., a California corporation, to market and sell certain of our Microcyn over-the-counter liquid and gel products. V&M Industries, Inc. subsequently changed their name to Innovacyn, Inc.  On June 1, 2010, September 1, 2010, and November 1, 2010, we amended this agreement granting Innovacyn, Inc. the exclusive right to sell certain of our over-the-counter products.

Additionally, on July 1, 2011, Vetericyn, Inc. and Innovacyn, Inc. began to share profits with us related to the Vetericyn® and Microcyn® over-the-counter sales, resulting in about a 30% royalty of net revenue.

Dermatology

On February 14, 2011, we announced the formation of a broad multi-year collaboration with Amneal Enterprises. Amneal Enterprises is an affiliation of independent pharmaceutical marketing, discovery and development companies.  As a part of this collaboration, Quinnova Pharmaceuticals, Inc., an Amneal alliance member, licensed, with a $500,000 prepayment and ongoing double-digit royalties, the U.S. and Canadian rights to the Microcyn-based dermatology atopic dermatitis hydrogel that received FDA clearance in February 2011. Future prescription dermatology products can also be licensed for additional upfront payments.  In addition, Quinnova agreed to co-promote the current prescription Microcyn-based wound care products to podiatry professionals in the United States and Canada. Quinnova has a sales force of over 35 people, selling to dermatologists and podiatrists with a complete line of dermatology products.

We currently derive a significant portion of our revenues from our dermatology products, which are sold in partnership with Quinnova. We anticipate our presence in the market to continue to grow. Quinnova launched the AtraproTM family of products formulated from our Microcyn® Technology platform in late February 2012. In partnership with Quinnova, we now market the following products, all three of which were launched during the past year and have shown significant growth thus far:

•	Atrapro™ Antipruritic Hydrogel, a non-oily, quick drying gel designed for the relief of pain, burning and itching associated with various dermatoses (pruritus), which may include the treatment of atopic dermatitis and radiation dermatitis.

•	Atrapro™ Dermal Spray with Preservatives, a non-cytotoxic, non-irritating, and non-sensitizing spray for the management via debridement of wounds such as partial- and full-thickness wounds, post-surgical wounds, first- and second-degree burns, and grafted and donor sites.

•	A convenience kit for the treatment of various dermatoses which packages together Quinnova’s Neosalus® Cream with Proderm Technology® and Atrapro™ Antipruritic Hydrogel, a product based on our Microcyn® Technology.

We also sold the option to exclusively sell and distribute our proprietary Microcyn-based acne drug candidate to AmDerma Pharmaceuticals, LLC, an Amneal alliance member, for a one-time non-refundable payment of $500,000. On June 23, 2011, AmDerma exercised its option to license rights to the drug candidate. On June 21, 2012, we entered into a collaboration agreement with AmDerma. Pursuant to the agreement, AmDerma is responsible for the development of a Microcyn-based acne drug candidate in the United States, including all activities required to gain regulatory approvals. AmDerma will also be responsible for all costs. Additionally, within one year of the first commercial sale by AmDerma, AmDerma shall identify at least one secondary indication that AmDerma will develop. If AmDerma declines to pursue such secondary indication, then the right to develop such secondary indication will revert back to us. We granted AmDerma an exclusive, royalty-bearing perpetual license in the United States and India, with the right to sublicense and subcontract in certain circumstances, and a right of first refusal to expand the territory of the license to include the European Union, Canada, Brazil, and Japan. We retained rights to the “rest of world.” Additionally, we agreed to credit $250,000 of the option payment of $500,000 against future milestone payments in the transaction.

Acute Care in U.S. Hospitals

On August 1, 2011, we entered into a multi-year licensing agreement with Eloquest Healthcare, Inc., a subsidiary of Ferndale Pharma Group, Inc. Under this agreement, we granted Eloquest Healthcare an exclusive license to market certain Microcyn-based wound care products under the Microcyn brand to hospitals, ambulatory surgical and acute care centers in the United States. In March 2012, Ferndale/ Eloquest launched a family of Microcyn-based wound care products.

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

International Sales and Marketing by Our Strategic Business Partners

Europe

We currently rely on exclusive agreements with country-specific distributors for the sale of Microcyn-based products in Europe, including Italy, the Netherlands, Germany, Czech Republic, Sweden, Norway, Switzerland, Poland, Finland and Denmark.

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

Mexico, South and Central America, and the Caribbean

On August 9, 2012, we, along with our Mexican subsidiary and manufacturer Oculus Technologies of Mexico S.A. de C.V. entered into a license, exclusive distribution and supply agreement with More Pharma Corporation, S. de R.L. de C.V. (“More Pharma”). For a one-time payment of $500,000, we granted More Pharma an exclusive license, with the right to sublicense under certain conditions and with our consent, to all of our proprietary rights related to certain of our pharmaceutical products for human application that utilize our Microcyn Technology within Mexico. For an additional one-time payment of $3,000,000, we also agreed to appoint More Pharma as the exclusive distributor of certain of our products in Mexico for the term of the agreement. Additionally, we granted More Pharma an exclusive license to certain of our then-held trademarks in exchange for a payment of $100,000. The term of the agreement is twenty-five years from the effective date of August 15, 2012. The term of the license agreement will automatically renew after the twenty-five year term for successive two year terms as long as More Pharma has materially complied with any and all of the obligations under the license agreement, including but not limited to, meeting the minimum purchase requirements set forth therein.

On August 9, 2012, we also entered into an exclusive distribution and supply agreement with More Pharma. For a one-time payment of $1,500,000, we granted More Pharma exclusive ability to market and sell certain of our pharmaceutical products for human application that utilize our Microcyn Technology. We also appointed More Pharma as our exclusive distributor, with the right to execute sub-distribution agreements under certain conditions and with our consent, within the following countries: Antigua & Barbuda, Argentina, Aruba & Curacao, Bahamas, Barbados, Belize, Bolivia, Bonaire, Brazil, British Guyana, British Islands, Cayman Islands, Chile, Colombia, Cuba, Dominica, Dominican Republic, Ecuador, El Salvador, French Guyana, Grenada, Guadalupe, Guatemala, Haiti, Honduras, Jamaica, Martinique, Nicaragua, Paraguay, Peru, St. Bartolome, St. Vincent & Grenades, Surinam, Trinidad & Tobago, Turks & Caicos Islands, Uruguay, Venezuela and Virgin Islands.

In May 2013, we obtained, in close collaboration with our global partner More Pharma, new regulatory approvals for Microcyn®-based antiseptic products, under the brand name Microdacyn®, in Panama and El Salvador. More Pharma intends to begin commercialization of these new antiseptic products in both countries in the summer of 2013, and to continue to expand product offerings of Microcyn-based products into the other countries of South and Central America, and the Caribbean in the near future.

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

In April 2013, we announced that our Singapore business partner, Dyamed Biotech Pte. Ltd, is initiating the rollout of five new Microcyn® Technology-based products in Singapore and Malaysia, both in the hospital and consumer markets. The five products, which include Dermacyn™ BabyGuard, Dermacyn DermaGuard, Dermacyn SkinGuard Solution, Dermacyn SkinGuard Hydrogel and Dermacyn Wound Care Hydrogel, will be rolled out sequentially with all products expected to be commercialized by year’s end.

In April 2013, we obtained new regulatory approvals in Dubai, United Arab Emirates, Kuwait, and Iraq for three new Microcyn®-based consumer products: Face Cool™, a hydrogel for the treatment of acne and various dermatoses; Baby Cool™, a hydrogel for treatment of baby rash; and Lady Cool™, a feminine hygiene wash. All products are targeted to be launched in the fall of 2013.

Ruthigen, Inc.

On January 18, 2013, our wholly owned subsidiary, Ruthigen, Inc., was incorporated in the State of Nevada. Ruthigen has established independent offices in Santa Rosa, California.

On June 6, 2013, we announced that we entered into two key agreements, which establish the license and supply as well as shared services with our wholly owned subsidiary, Ruthigen, an entity focused on the discovery, development, and commercialization of pharmaceutical-grade hypochlorous acid-based therapeutics. We expect to negotiate and enter into a third agreement (the “Separation Agreement”) governing other terms of our business relationship with Ruthigen. The effective date for all three agreements would be the closing date of Ruthigen’s proposed initial public offering, if any should occur.

License and Supply Agreement

Pursuant to the license and supply agreement, we agreed to exclusively license certain of our proprietary technology to Ruthigen to enable Ruthigen’s research and development and commercialization of the newly discovered RUT58-60, and any improvements to it, in the United States, Canada, European Union and Japan, referred to as the Territory, for certain invasive procedures in human treatment as defined in the license and supply agreement.

In addition, the license and supply agreement provides Ruthigen with the exclusive option, exercisable within the first five years following the effective date of the agreement, to expand the license to certain other therapeutic indications upon payment of a license expansion fee of $10 million within the first two years following the effective date of the agreement or, after the two–year period, the same fee plus certain out-of-pocket costs we may incur in developing products for any of the indications. Additionally, we will be prohibited from using the licensed proprietary technology to sell products that compete with Ruthigen’s products within the Territory, and Ruthigen cannot sell any device or product that competes with our products being sold or developed as of the effective date of the license and supply agreement.

Ruthigen will be required to make a total of $8,000,000 in payments to us based upon the completion of certain development and other future milestones, and at the time of drug approval, if any should occur, supplemented with royalty payments, which will vary between three percent and 20 percent, increasing upon achievement of various net annual sales thresholds and dependent upon the country of sale.

Shared Services Agreement

We also entered into a shared services agreement with Ruthigen that would take effect upon the completion of Ruthigen’s proposed initial public offering, if any should occur, pursuant to which we will provide Ruthigen with general services, including general accounting, human resources, laboratory personnel and shared R&D resources while Ruthigen plans to establish an independent facility and systems. As a wholly owned subsidiary of our Company, Ruthigen will be financed by us until the completion of the proposed initial public offering, if any should occur, and after such event, Ruthigen would become responsible for its own expenses.

Separation Agreement

We anticipate entering into the Separation Agreement with Ruthigen in the near future, which will set forth the terms of the separation of our business and our novel biotechnology business into two separate, publicly-traded companies (the “Separation”). In order to effect the Separation, we anticipate an initial public offering of Ruthigen’s common stock, after which we hold certain shares of Ruthigen’s common stock. We anticipate the final terms of the Separation Agreement will outline such customary representations as indemnification, handing of employee matters and tax sharing, among other items.

NVN Therapeutics

We established a nutritional products division in the beginning of 2012 to expand our product pipeline. NVN Therapeutics is based out of Sacramento, California. This division aims to develop and manufacture medical foods that combine the best of science and nature to create products that provide patients with natural healthcare therapies. This division is currently focused on the development of products for the diabetic and women’s health markets.

In April 2012, we launched our first nutritional product, Glucorein™ Green Tea with chlorogenic acid, a medical food intended for the dietary management of glucose levels in both pre-diabetics and type 2 diabetics under the supervision of a medical professional. Our product is currently being test-marketed in the United States and by medical professionals. Our second product, Glucorein™ PCOS, was launched in the women’s health market and is intended for the dietary management of Polycystic Ovary Syndrome (PCOS). PCOS afflicts approximately 10% of women of reproductive age and is thought to be one of the leading causes of female subfertility and the most frequent endocrine problem in women of reproductive age.

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

Manufacturing and Packaging

We manufacture Microcyn® through a proprietary electrolysis process within a multi-chamber system. We are able to control the passage of ions through proprietary membranes, yielding electrolyzed water with only trace amounts of chlorine. This process is fundamentally different from the processes for manufacturing hydrogen peroxide and bleach and, we believe, is the basis for our technology’s effectiveness and safety. Our manufacturing process produces very little waste, and any remainder is disposed of as water after a simple non-toxic chemical treatment.

We manufacture our products at our facilities in Petaluma, California and Zapopan, Mexico.  Additionally, in Rialto, California, Innovacyn manufactures Microcyn® Technology products that support the animal healthcare market. We have developed an automated manufacturing process and conduct quality assurance testing on each production batch in accordance with current U.S. Current Good Manufacturing Practices. Our facilities are required to meet and maintain regulatory standards applicable to the manufacture of pharmaceutical and medical device products. Our United States facilities are certified and comply with U.S. Current Good Manufacturing Practices, Quality Systems Regulations for medical devices, and International Organization for Standardization, or ISO, guidelines. Our Mexico facility has been approved by the Ministry of Health and is also ISO certified.

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

As of June 2013, we own a total of 35 issued patents, consisting of five issued U.S. patents, 12 issued EU patents and 18 issued international patents. We also have 109 pending U.S. and foreign patent applications generally relating to electrolyzed water. The issued U.S. and foreign patents expire in 2022 with the exception of one U.S. patent that expires in 2027.

In addition to our own patents and applications, we have licensed technology developed in Japan relating to an electrolyzed water solution, methods of manufacture and electrolytic cell designs. This license includes eight issued Japanese patents.

We have also licensed the exclusive global rights to a unique endotracheal tube (ETT) from the National Institutes of Health.  The patented ETT technology is potentially useful in mitigating ventilator-associated pneumonia.

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

Competition

Dermatology

The dermatology market is and remains highly competitive. We believe, however, we have identified a lucrative niche in the industry with our development of products for the relief of pain, burning and itching associated with various dermatoses, including atopic dermatitis, eczema and radiation dermatitis. Our dermatology products face competition in the United States from several prescription products, including Novartis’ Elidel® Cream, a prescription medicine used on the skin (topical) to treat eczema (atopic dermatitis), and Astellas’ Protopic®, a prescription ointment used to treat moderate to severe eczema.

Advanced Wound and Tissue Care Markets

Competition in the markets for advanced wound and tissue care markets is intense. We compete with a number of large, well-established and well-funded companies that sell a broad range of wound and tissue care products, including topical anti-infectives and antibiotics, as well as some advanced wound technologies, such as skin substitutes, growth factors and sophisticated delayed release silver-based dressings. We believe the principal competitive factors in our target market are related to improved patient outcomes, such as shortened time in the hospital, accelerated healing time, lack of adverse events, safety of products, ease of use, stability, pathogen killing and cost effectiveness.

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

Our products can replace the use of saline for debriding and moistening a dressing and can be used as a complementary product with many advanced wound care technologies, such as the VAC Therapy System from Kinetic Concepts Inc., skin substitute products from Smith & Nephew, Advanced BioHealing, Integra Life Sciences, Life Cell, Organogenesis and Ortec International, and ultrasound products from Celleration. We believe that Microcyn® Technology can enhance the effectiveness of many of these advanced wound care technologies. Because Microcyn® is competitive with some of the large wound care companies’ products and complementary to others, we may compete with such companies in some product lines and complement such companies in other product lines.

While many companies are able to produce oxychlorine formulations, their products, unlike ours, typically become unstable after a relatively short period of time or use very large ranges of effectiveness to improve their shelf lives. We believe Microcyn® Technology is a stable anti-infective therapeutic available, or soon to be available, throughout many parts of the world that treats infection while also enhancing wound healing through increased blood flow to the wound bed and reduction of inflammation.

Some of our competitors in the dermatology, advanced wound and tissue care markets enjoy several competitive advantages, including:

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

Medical Device Regulation

To date, Microcyn® has received seven 510(k) clearances for use as a medical device in wound care management (cleaning, debridement, lubricating, moistening and dressing), including for acute and chronic wounds, and in dermatology applications. Any future product candidates or new applications using Microcyn® that are classified as medical devices will require clearance by the FDA.

Medical devices, such as Microcyn® Wound Care, are subject to FDA clearance and extensive regulation under the Federal Food Drug and Cosmetic Act. Under the Federal Food Drug and Cosmetic Act, medical devices are classified into one of three classes: Class I, Class II or Class III. The classification of a device into one of these three classes generally depends on the degree of risk associated with the medical device and the extent of control needed to ensure safety and effectiveness.  Devices may also be designated unclassified. Unclassified devices are legally marketed pre-amendment device for which a classification regulation has yet to be finalized and for which a pre-market approval is not required.

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

Fraud and Abuse Laws

In the United States, we are subject to various federal and state laws pertaining to healthcare fraud and abuse, which, among other things, prohibit the offer or acceptance of remuneration intended to induce or in exchange for the purchase of products or services reimbursed under a federal healthcare program and the submission of false or fraudulent claims with the government. These laws include the federal Anti-Kickback Statute, the False Claims Act and comparable state laws. These laws regulate the activities of entities involved in the healthcare industry, such as us, by limiting the kinds of financial arrangements such entities may have with healthcare providers who use or recommend the use of medical products (including for example, sales and marketing programs, advisory boards and research and educational grants). In addition, in order to ensure that healthcare entities comply with healthcare laws, the Office of Inspector General of the U.S. Department of Health and Human Services recommends that healthcare entities institute effective compliance programs. To assist in the development of effective compliance programs, the Office of Inspector General has issued model Compliance Program Guidance, materials for a variety of healthcare entities which, among other things, identify practices to avoid that may implicate the federal Anti-Kickback Statute and other relevant laws and describes elements of an effective compliance program. While compliance with the Compliance Program Guidance materials is voluntary, a California law requires pharmaceutical and devices manufacturers to initiate compliance programs that incorporate the Compliance Program Guidance and the July 2002 Pharmaceuticals Research and Manufacturers of America Code on Interactions with Healthcare Professionals.

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

Anti-Kickback Laws.   Our operations are subject to federal and state anti-kickback laws. The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration directly or indirectly to induce either the referral of an individual for a good or service reimbursed under a federal healthcare program, or the furnishing, recommending, or arranging of a good or service, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. The definition of “remuneration” has been broadly interpreted to include anything of value, including such items as gifts, discounts, the furnishing of supplies or equipment, waiver of co-payments, and providing anything at less than its fair market value. Because the Anti-Kickback Statute makes illegal a wide variety of common (even beneficial) business arrangements, the Office of Inspector General was tasked with issuing regulations, commonly known as “safe harbors,” that describe arrangements where the risk of illegal remuneration is minimal. As long as all of the requirements of a particular safe harbor are strictly met, the entity engaging in that activity will not be prosecuted under the federal Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, business arrangements that do not fully satisfy an applicable safe harbor may result in increased scrutiny by government enforcement authorities, such as the Office of Inspector General. Our agreements to pay compensation to our advisory board members and physicians who provide other services for us may be subject to challenge to the extent they do not fall within relevant safe harbors under state and federal anti-kickback laws. In addition, many states have adopted laws similar to the federal Anti-Kickback Statute which apply to the referral of patients for healthcare services reimbursed by Medicaid, and some have adopted such laws with respect to private insurance. Violations of the Anti-Kickback Statute are subject to significant fines and penalties and may lead to a company being excluded from participating in federal health care programs.

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

European Union Regulation

Medical Device Regulation.   Our Dermacyn® products are classified as medical devices in the European Union. In order to sell our medical device products within the European Union, we are required to comply with the requirements of the Medical Devices Directive, and its national implementations, including affixing CE Marks on our products. In order to comply with the Medical Devices Directive, we must meet certain requirements relating to the safety and performance of our products and, prior to marketing our products, we must successfully undergo verification of our product’s regulatory compliance, or conformity assessment.

Medical devices are divided into three regulatory classes: Class I, Class IIB and Class III. The nature of the conformity assessment procedures depends on the regulatory class of the product. In order to comply with the examination, we completed, among other things, a risk analysis and presented clinical data, which demonstrated that our products met the performance specifications claimed by us, provided sufficient evidence of adequate assessment of unwanted side effects and demonstrated that the benefits to the patient outweigh the risks associated with the device. We are subject to continued supervision and are required to report any serious adverse incidents to the appropriate authorities. We are also required to comply with additional national requirements that are beyond the scope of the Medical Devices Directive.

We received our CE certificate for Dermacyn® Wound Care as a Class IIB medical device in February 2005.  The classification of Dermacyn® Wound Care was upgraded to a Class III CE Mark by the British Standards Institution (BSI), which is the world’s largest certification body, and the Medicines and Healthcare products Regulatory Agency (MHRA) in the United Kingdom in late 2012. We may not be able to maintain the requirements established for CE Marks for any or all of our products or be able to produce these products in a timely and profitable manner while complying with the requirements of the Medical Devices Directive and other regulatory requirements.

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

Manufacturing a Medical Device or Drug.   Under the General Health Law, a business that manufactures drugs is either required to obtain a “Sanitary Authorization” or to file an “Operating Notice.” Our Mexico subsidiary, Oculus Technologies of Mexico, S.A. de C.V., is considered a business that manufactures medical devices and therefore is not subject to a Sanitary Authorization, but rather only to file an Operating Notice.

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

Research and Development

Research and development expense consists primarily of personnel expenses, clinical and regulatory services and supplies. For the years ended March 31, 2013 and 2012, research and development expense amounted to $2,223,000 and $1,981,000, respectively. None of these expenses were borne by our customers.

Significant Customers

Although we have a significant number of customers in each of the geographic markets that we operate in, we rely on certain key customers for a significant portion of our revenues. During the year ended March 31, 2013, one customer represented 25%, and one customer represented 13%, respectively, of net revenues. During the year ended March 31, 2012, one customer represented 26% of net revenues.

Our Employees

As of May 24, 2013, we employed a total of 42 employees in the United States and the Netherlands, 41 of which were full-time.  Additionally, we had 39 employees in Mexico, all of which were contracted through an employment agency. We are not a party to any collective bargaining agreements. We believe our relations with our employees are good.

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

ITEM 1A.  Risk Factors

Risks Related to Our Business

Our strategy to separate our businesses into two publicly traded companies may have a negative impact on our business operations, operating results and assets.

On January 10, 2013, we first announced our proposal to spin-off our novel biotechnology business, Ruthigen, to stockholders as a separate company. In the past six months, management, bankers, tax professionals and securities counsel have evaluated the planned separation. As part of this analysis, we determined that a distribution would likely be taxable to our shareholders and our Company. For this reason and others, we have decided not to pursue a distribution at this time. On May 28, 2013, we announced that our wholly owned subsidiary, Ruthigen, filed a confidential registration statement with the Securities and Exchange Commission for a possible initial public offering of Ruthigen stock.

There are various uncertainties and risks relating to this proposed separation that could have, and in some cases have had, a negative impact on our business operations, operating results or assets, including: (i) the distraction of management and disruption of operations; (ii) perceived uncertainties as to our future direction may result in increased difficulties in recruiting and retaining employees, particularly highly qualified employees; (iii) perceived uncertainties as to our future direction may have a negative impact on our relationships with our customers, suppliers, vendors and partners and may result in the loss of business opportunities; (iv) the process of completing the separation may be time consuming and expensive and may result in the loss of business opportunities; and (v) we may not be able to successfully achieve the benefits of any strategic alternative undertaken by us.

We have a history of losses, we expect to continue to incur losses and we may never achieve profitability.

We incurred net losses of $5,431,000 and $7,329,000 for the years ended March 31, 2013 and 2012, respectively. At March 31, 2013, our accumulated deficit amounted to $137,745,000. During the year ended March 31, 2013, net cash provided by operating activities amounted to $1,150,000. At March 31, 2013, our working capital amounted to $6,407,000. We expect to continue incurring losses for the foreseeable future and may never achieve or sustain profitability. We may need to raise additional capital to pursue product development initiatives and to penetrate markets for the sale of our products. We believe that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means. If the economic climate in the United States does not improve or further deteriorates, our ability to raise additional capital could be negatively impacted. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. These measures could cause significant delays in our efforts to commercialize our products in the United States, which are critical to the realization of our business plan and to future operations.

If we are unable to maintain compliance with the continued listing requirements as set forth in the NASDAQ Listing Rules, our common stock could be delisted from The NASDAQ Capital Market, and if this were to occur, then the price of our common stock, the liquidity of our common stock, and our ability to raise additional capital may be adversely affected.

Our common stock is currently listed on The NASDAQ Capital Market. Continued listing of a security on The NASDAQ Capital Market is conditioned upon compliance with certain continued listing requirements and continued listing standards set forth in the NASDAQ Listing Rules for NASDAQ Capital Market companies. There can be no assurance we will continue to satisfy the requirements for maintaining a NASDAQ Capital Market listing.

On June 18, 2012, we received a letter from Listing Qualifications staff of The NASDAQ Stock Market LLC, notifying us that, for the previous 30 consecutive business days, we failed to comply with NASDAQ Listing Rule 5550(a)(2), which requires us to maintain a minimum bid price of $1.00 per share for our common stock. In accordance with Listing Rule 5810(c)(3)(C), NASDAQ granted us a period of 180 calendar days, or until December 17, 2012, to regain compliance with the Rule. On December 18, 2012, we received a second letter from NASDAQ notifying us that we had not regained compliance with Listing Rule 5550(a)(2) within the grace period allowed by NASDAQ.

Although we failed to regain compliance with Listing Rule 5550(a)(2) by December 18, 2012, we appealed NASDAQ’s delisting determination to a NASDAQ Hearings Panel on February 21, 2013. On February 27, 2013, the NASDAQ Hearings Panel notified us that the Panel granted our request for continued listing on The NASDAQ Capital Market, subject to the following conditions: 1) on or before April 15, 2013, we must evidence a closing bid price of $1.00 or more for our common stock for a minimum of ten prior consecutive trading days; and 2) we must demonstrate continued compliance with all requirements for continued listing on The NASDAQ Capital Market.

A Special Meeting of our Stockholders was held on March 22, 2013. At the Special Meeting, our stockholders approved a proposal that authorized our Board of Directors, in its discretion, to effect a reverse stock split by a ratio of not less than 1-for-3 and not more than 1-for-7 of our outstanding common stock. On the same day, at a special board meeting, our Board of Directors approved the implementation of a reverse stock split and determined the appropriate reverse stock ratio to be a ratio of 1-for-7. On March 22, 2013, pursuant to board and stockholder approval, we filed a Certificate of Amendment to our Restated Certificate of Incorporation, as amended with the State of Delaware to effectuate the reverse stock split at a ratio of 1:7 of our outstanding common stock, with a legal effective date of March 29, 2013. The total number of authorized common stock which we shall have the authority to issue as set forth in our Restated Certificate of Incorporation, as amended was also proportionally decreased in conjunction with the reverse stock split. The marketplace effective date of the reverse stock split was April 1, 2013. On April 16, 2013, the Panel notified us that we had regained compliance with the applicable minimum bid price rule, as required by the Panel’s decision dated February 27, 2013, and we were is in compliance with all other applicable requirements set forth in the decision and required for listing on The NASDAQ Capital Market.

However, if we fail to maintain such compliance, our common stock will likely be delisted from The NASDAQ Capital Market and an associated decrease in liquidity in the market for our common stock may occur. In addition, the delisting of our common stock could materially adversely affect our access to the capital markets, and any limitation on liquidity or reduction in the price of our common stock could materially adversely affect our ability to raise capital on terms acceptable to us or at all. Delisting from The NASDAQ Capital Market could also result in the potential loss of confidence by our business partners and suppliers, the loss of institutional investor interest and fewer business development opportunities.

Our inability to raise additional capital on acceptable terms in the future may cause us to curtail certain operational activities, including regulatory trials, sales and marketing, and international operations, in order to reduce costs and sustain the business, and such inability would have a material adverse effect on our business and financial condition.

We expect capital outlays and operating expenditures to increase over the next several years as we work to conduct regulatory trials, commercialize our products and expand our infrastructure. We may need to raise additional capital in order to, among other things:

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

If we raise additional funds by issuing equity securities, dilution to our stockholders will result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise additional funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock, and the terms of the debt securities issued could impose significant restrictions on our operations. If we raise additional funds through collaborations or licensing arrangements, we might be required to relinquish significant rights to our technologies or products, or grant licenses on terms that are not favorable to us. A failure to obtain adequate funds may cause us to curtail certain operational activities, including regulatory trials, sales and marketing, and international operations, in order to reduce costs and sustain our business, and would have a material adverse effect on our business and financial condition.

We do not have the necessary regulatory approvals to market Microcyn® as a drug in the United States.

We have obtained seven 510(k) clearances in the United States that permit us to sell Microcyn-based products as medical devices. Before we are permitted to sell Microcyn® as a drug in the United States, we must, among other things, successfully complete additional preclinical studies and well-controlled clinical trials, submit a new drug application to the FDA and obtain FDA approval.

The FDA approval process is expensive and uncertain, requires detailed and comprehensive scientific and other data and generally takes several years. Despite the time and expense exerted, approval is never guaranteed. Even if we obtain FDA approval to sell Microcyn® as a drug, we may not be able to successfully commercialize Microcyn as a drug in the United States and may never recover the substantial costs we have invested in the development of our Microcyn-based products.

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

We do not know whether future clinical trials will demonstrate safety and efficacy sufficiently to result in additional FDA approvals. While a number of physicians have conducted clinical studies assessing the safety and efficacy of Microcyn® for various indications, the data from these studies are not sufficient to support approval of Microcyn® as a drug in the United States.

Clinical trials involve a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

The results of preclinical studies and early clinical trials of new drugs do not necessarily predict the results of later-stage clinical trials. The design of our clinical trials is based on many assumptions about the expected effects of our product candidates, and if those assumptions are incorrect, the trials may not produce statistically significant results. Preliminary results may not be confirmed upon full analysis of the detailed results of an early clinical trial. Product candidates in later stages of clinical trials may fail to show safety and efficacy sufficient to support intended use claims despite having progressed through initial clinical testing. The data collected from clinical trials of our product candidates may not be sufficient to obtain regulatory approval in the United States or elsewhere. Because of the uncertainties associated with drug development and regulatory approval, we cannot determine if or when we will have an approved product for commercialization or achieve sales or profits.

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

The outcomes of clinical trials are inherently uncertain. In addition, we do not know whether the necessary approvals or clearances will be granted or delayed for future products. The FDA could request additional information, changes to product formulation(s) or clinical testing that could adversely affect the time to market and sale of products as drugs. If we do not obtain the requisite regulatory clearances and approvals, we will be unable to commercialize our products as drugs or devices and may never recover any of the substantial costs we have invested in the development of Microcyn®.

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

We have established a nutritional products division under the name NVN Therapeutics, and if the products we create in our new division are not accepted by the marketplace, we may cease operations in this division.

We established a nutritional products division under the name Napa Valley Nutritionals in the beginning of 2012 to expand our product pipeline. The name of the division was subsequently changed to NVN Therapeutics. Under this division based out of Sacramento, California, we aim to focus on the development and manufacture of medical foods that combine the best of science and nature to create products which provide patients with natural healthcare therapies with an initial focus on the development of products for the diabetic and women’s health markets. Additionally, our division has launched two products, Glucorein™ Green Tea with chlorogenic acid and Glucorein™ PCOS. We do not have experience in the medical food products industry. Furthermore, we have only begun to test market these products and we do not yet know whether either product will be accepted by the market. It is possible we may not succeed in marketing Glucorein™ Green Tea with chlorogenic acid and Glucorein™ PCOS or other similar products we may develop. If we cannot generate sufficient revenues from the medical food products we develop, we may cease operations in this division.

If our products do not gain market acceptance, our business will suffer because we might not be able to fund future operations.

A number of factors may affect the market acceptance of our products or any other products we develop or acquire, including, among others:

—	the price of our products relative to other products for the same or similar treatments;

—	the perception by patients, physicians and other members of the health care community of the effectiveness and safety of our products for their indicated applications and treatments;

—	changes in practice guidelines and the standard of care for the targeted indication;

—	our ability to fund our sales and marketing efforts; and

—	the effectiveness of our sales and marketing efforts or our partners’ sales and marketing efforts.

Our ability to effectively promote and sell any approved products will also depend on pricing and cost-effectiveness, including our ability to produce a product at a competitive price and our ability to obtain sufficient third-party coverage or reimbursement, if any. In addition, our efforts to educate the medical community on the benefits of our product candidates may require significant resources, may be constrained by FDA rules and policies on product promotion, and may never be successful. If our products do not gain market acceptance, we may not be able to fund future operations, including developing, testing and obtaining regulatory approval for new product candidates and expanding our sales and marketing efforts for our approved products, which would cause our business to suffer.

If our competitors develop products similar to Microcyn®, we may need to modify or alter our business strategy, which may delay the achievement of our goals.

Competitors may develop products with similar characteristics to Microcyn®. Such similar products marketed by larger competitors can hinder our efforts to penetrate the market. As a result, we may be forced to modify or alter our business and regulatory strategy and sales and marketing plans, as a response to changes in the market, competition and technology limitations, among others. Such modifications may pose additional delays in achieving our goals.

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

We have very limited commercialization capability in the United States and primarily make Microcyn-based products available through our website and several regional distributors. We plan for a more aggressive commercialization and product launch in the event we obtain drug approval from the FDA or obtain other clearance or approval with wound healing claims. Developing a sales force is expensive and time consuming, and the lack of qualified sales personnel could delay or limit the success of our product launch in the United States. Our domestic sales force, if established, will be competing with the sales operations of our competitors, which are better funded and more experienced. We may not be able to develop domestic sales capacity on a timely basis, or at all.

Our dependence on a commission-based sales force and distributors for sales could limit or prevent us from selling our products and from realizing long-term revenue growth.

We currently depend on a commission-based sales force and distributors to sell Microcyn® in the United States, Europe and other countries, and intend to continue to sell our products primarily through a commission-based sales force and distributors in Europe and the United States for the foreseeable future. If we are unable to expand our direct sales force, we will continue to rely on a commission-based sales force and distributors to sell Microcyn®. Our existing commission-based sales force and distribution agreements are generally short-term in duration, and we may need to pursue alternate partners if the other parties to these agreements terminate or elect not to renew their agreements. If we are unable to retain our current commission-based sales force and distributors for any reason, we must replace them with alternate salespeople and distributors experienced in supplying the wound care market, which could be time-consuming and divert management’s attention from other operational matters. In addition, we will need to attract additional distributors to expand the geographic areas in which we sell Microcyn®. Distributors may not commit the necessary resources to market and sell our products to the level of our expectations, which could harm our ability to generate revenues. In addition, some of our distributors may also sell products that compete with ours. In some countries, regulatory licenses must be held by residents of the country. For example, the regulatory approval for one of our products in India is owned and held by our Indian distributor. If the licenses are not in our name or under our control, we might not have the power to ensure their ongoing effectiveness and use by us. If current or future distributors do not perform adequately, or we are unable to locate distributors in particular geographic areas, we may not realize long-term revenue growth.

If we fail to comply with ongoing regulatory requirements, or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market.

Regulatory approvals or clearances that we currently have and that we may receive in the future are subject to limitations on the indicated uses for which the products may be marketed, and any future approvals could contain requirements for potentially costly post-marketing follow-up studies. If the FDA determines that our promotional materials or activities constitute promotion of an unapproved use or we otherwise fail to comply with FDA regulations, we may be subject to regulatory enforcement actions, including warning letters, injunctions, seizures, civil fines or criminal penalties. In addition, the manufacturing, labeling, packaging, adverse event reporting, storing, advertising, promoting, distributing and record-keeping for approved products are subject to extensive regulation. Our manufacturing facilities, processes and specifications are subject to periodic inspection by the FDA, European and other regulatory authorities and from time to time, we may receive notices of deficiencies from these agencies as a result of such inspections. Our failure to continue to meet regulatory standards or to remedy any deficiencies could result in restrictions being imposed on our products or manufacturing processes, fines, suspension or loss of regulatory approvals or clearances, product recalls, termination of distribution, product seizures or the need to invest substantial resources to comply with various existing and new requirements. In the more egregious cases, criminal sanctions, civil penalties, disgorgement of profits or closure of our manufacturing facilities are possible. The subsequent discovery of previously unknown problems with Microcyn®, including adverse events of unanticipated severity or frequency, may result in restrictions on the marketing of our products, and could include voluntary or mandatory recall or withdrawal of products from the market.

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

The machines used to manufacture our Microcyn-based products are complex, use complicated software and must be monitored by highly trained engineers. Slight deviations anywhere in our manufacturing process, including quality control, labeling and packaging, could lead to a failure to meet the specifications required by the FDA, the Environmental Protection Agency, European Notified Bodies, Mexican regulatory agencies and other foreign regulatory bodies, which may result in lot failures or product recalls. If we are unable to obtain quality internal and external components, mechanical and electrical parts, if our software contains defects or is corrupted, or if we are unable to attract and retain qualified technicians to manufacture our products, our manufacturing output of Microcyn®, or any other product candidate based on our platform that we may develop, could fail to meet required standards, our regulatory approvals could be delayed, denied or revoked, and commercialization of one or more of our Microcyn-based products may be delayed or foregone. Manufacturing processes that are used to produce the smaller quantities of Microcyn® needed for clinical tests and current commercial sales may not be successfully scaled up to allow production of significant commercial quantities. Any failure to manufacture our products to required standards on a commercial scale could result in reduced revenues, delays in generating revenue and increased costs.

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

We also have agreed to certain prohibitions on our intellectual property. Pursuant to a license and supply agreement we entered into with our wholly owned subsidiary, Ruthigen, Inc., we agreed to exclusively license certain of our proprietary technology to Ruthigen to enable Ruthigen’s research and development and commercialization of the newly discovered RUT58-60, and any improvements to it, in the United States, Canada, European Union and Japan for certain invasive procedures in human treatment as defined in the license and supply agreement. Under the terms of the agreement, we are also prohibited from using the licensed proprietary technology to sell products that compete with Ruthigen’s products within the defined territory. Such agreement will take effect as of the closing date of Ruthigen’s proposed initial public offering, if any should occur. In addition, we granted a security interest in our assets, excluding certain intellectual property under specific circumstances, under a loan and security agreement. If we do not protect our rights adequately, third parties could use our technology, and our ability to compete in the market would be reduced.

Although we have filed several U.S. and foreign patent applications related to our Microcyn-based products, the manufacturing technology for making the products, and their uses, only five U.S. patents have been issued from these applications to date.

Our pending patent applications and any patent applications we may file in the future may not result in issued patents, and we do not know whether any of our in-licensed patents or any additional patents that might ultimately be issued by the U.S. Patent and Trademark Office or foreign regulatory body will protect our Microcyn® Technology. Any claims that are issued may not be sufficiently broad to prevent third parties from producing competing substitutes and may be infringed, designed around, or invalidated by third parties. Even issued patents may later be found to be invalid, or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. For example, our European patent that was initially issued on May 30, 2007 was revoked by the Opposition Division of the European Patent Office in December 2009 following opposition proceedings instituted by a competitor.

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

The continuing efforts of governmental and other third-party payors, including managed care organizations such as health maintenance organizations, or HMOs, to contain or reduce costs of health care may affect our future revenue and profitability, and the future revenue and profitability of our potential customers, suppliers and collaborative or license partners and the availability of capital. For example, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, governmental and private payors have limited the growth of health care costs through price regulation or controls, competitive pricing programs and drug rebate programs. Our ability to commercialize our products successfully will depend in part on the extent to which appropriate coverage and reimbursement levels for the cost of our Microcyn® products and related treatment are obtained from governmental authorities, private health insurers and other organizations, such as HMOs.

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

In addition, given ongoing federal and state government initiatives directed at lowering the total cost of health care, the United States Congress and state legislatures will likely continue to focus on health care reform, lowering the cost of prescription pharmaceuticals and Medicare and Medicaid payment systems reform. While we cannot predict whether any proposed cost-containment measures will be adopted, the announcement or adoption of these proposals could reduce the price that we receive for our Microcyn® products in the future.

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

We have material international operations in Mexico and Europe. During the years ended March 31, 2013 and 2012, approximately 50% and 56% of our total revenues were generated from sales outside of the United States. Our business is highly regulated for the use, marketing and manufacturing of our Microcyn-based products both domestically and internationally. Our international operations are subject to risks, including:

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

A substantial portion of our revenues are derived from outside the United States; primarily from Mexico and Europe. We anticipate that revenues from international customers will continue to represent a substantial portion of our revenues for the foreseeable future. Because we generate revenues in foreign currencies, we are subject to the effects of exchange rate fluctuations. The functional currency of our Mexican subsidiary is the Mexican Peso and the functional currency of our Netherlands subsidiary is the Euro. For the preparation of our consolidated financial statements, the financial results of our foreign subsidiaries are translated into U.S. dollars using average exchange rates during the applicable period. If the U.S. dollar appreciates against the Mexican Peso or the Euro, as applicable, the revenues we recognize from sales by our subsidiaries will be adversely impacted. Foreign exchange gains or losses as a result of exchange rate fluctuations in any given period could harm our operating results and negatively impact our revenues. Additionally, if the effective price of our products were to increase as a result of fluctuations in foreign currency exchange rates, demand for our products could decline and adversely affect our results of operations and financial condition.

We rely on a number of key customers who may not consistently purchase our products in the future and if we lose any one of these customers, our revenues may decline.

Although we have a significant number of customers in each of the geographic markets that we operate in, we rely on certain key customers for a significant portion of our revenues. During the year ended March 31, 2013, one customer represented 25%, and one customer represented 13%, respectively, of net revenues.  During the year ended March 31, 2012, one customer represented 26% of net revenues. In the future, a small number of customers may continue to represent a significant portion of our total revenues in any given period. These customers may not consistently purchase our products at a particular rate over any subsequent period. The loss of any of these customers could adversely affect our revenues.

Negative economic conditions increase the risk that we could suffer unrecoverable losses on our customers’ accounts receivable which would adversely affect our financial results.

We grant credit to our business customers, which are primarily located in Mexico, Europe and the United States. Collateral is generally not required for trade receivables.  We maintain allowances for potential credit losses. At March 31, 2013, one customer represented 34%, one customer represented 26%, and one customer represented 15% of the net accounts receivable balance. At March 31, 2012, one customer represented 13% and two customers each represented 12% of the net accounts receivable balance. While we believe we have a varied customer base and have experienced strong collections in the past, if current economic conditions disproportionately impact any one of our key customers, including reductions in their purchasing commitments to us or their ability to pay their obligations, it could have a material adverse effect on our revenues and liquidity. We have not purchased insurance on our accounts receivable balances.

The loss of key members of our senior management team, one of our directors or our inability to retain highly skilled scientists, technicians and salespeople could adversely affect our business.

Our success depends largely on the skills, experience and performance of key members of our executive management team, including Jim Schutz, our Chief Executive Officer; Hojabr Alimi, the Chief Executive Officer of our wholly owned subsidiary, Ruthigen, and the Chairman of our Board of Directors; and Robert Northey, our Vice President of Research and Development. The efforts of these people will be critical to us as we continue to develop our products and attempt to commercialize products in the wound and skin care markets. If we were to lose one or more of these individuals, we might experience difficulties in competing effectively, developing our technologies and implementing our business strategies.

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

We maintained key-person life insurance only on Mr. Alimi in our fiscal year ended March 31, 2013. We may discontinue this insurance in the future, it may not continue to be available on commercially reasonable terms or, if continued, it may prove inadequate to compensate us for the loss of Mr. Alimi’s services.

The dermatology, wound and skin care industries are highly competitive and subject to rapid technological change. If our competitors are better able to develop and market products that are less expensive or more effective than any products that we may develop, our commercial opportunity will be reduced or eliminated.

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

An important element of our business strategy will be to enter into collaborative or license arrangements under which we license our Microcyn® Technology to other parties for development and commercialization. We expect to seek collaborators for our drug candidates and for a number of our potential products because of the expense, effort and expertise required to conduct additional clinical trials and further develop those potential product candidates. Because collaboration arrangements are complex to negotiate, we may not be successful in our attempts to establish these arrangements. If we need third party assistance in identifying and negotiating one or more acceptable arrangements, it might be costly. Also, we may not have products that are desirable to other parties, or we may be unwilling to license a potential product because the party interested in it is a competitor. The terms of any arrangements that we establish may not be favorable to us. Alternatively, potential collaborators may decide against entering into an agreement with us because of our financial, regulatory or intellectual property position or for scientific, commercial or other reasons. If we are not able to establish collaborative agreements, we may not be able to develop and commercialize new products, which would adversely affect our business and our revenues.

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

If any of our partners or contractors fail to perform their obligations in an adequate and timely manner, or fail to comply with the FDA’s rules and regulations, including failure to comply with quality systems regulations or a corrective action submitted to the FDA after notification by the FDA of a deficiency is deemed insufficient, then the manufacture, marketing and sales of our products could be delayed. Our products could be detained or seized, the FDA could order a recall, or require our partner to replace or offer refunds for our products. The FDA could also require our partner, and, depending on our agreement with our partner, us, to notify health professionals and others that the products present unreasonable risks of substantial harm to the public health. If any of these events occur, the manufacture, marketing and sales of our products could be delayed which could decrease our revenues.

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

Concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the United States have contributed to increased volatility and diminished expectations for the global economy and expectations of slower global economic growth going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated a global economic slowdown. If the economic climate in the United States does not improve or further deteriorates, our business, including our patient population, our suppliers and our third-party payors, could be negatively affected, resulting in a negative impact on our business.

Risks Related to Our Common Stock

Our operating results may fluctuate, which could cause our stock price to decrease.

Fluctuations in our operating results may lead to fluctuations, including declines, in our share price. Our operating results and our share price may fluctuate from period to period due to a variety of factors, including:

•	demand by physicians, other medical staff and patients for our Microcyn-based products;

•	reimbursement decisions by third-party payors and announcements of those decisions;

•	clinical trial results published by others in our industry and publication of results in peer-reviewed journals or the presentation at medical conferences;

•	the inclusion or exclusion of our Microcyn-based products in large clinical trials conducted by others;

•	actual and anticipated fluctuations in our quarterly financial and operating results;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	issues in manufacturing our product candidates or products;

•	new or less expensive products and services or new technology introduced or offered by our competitors or by us;

•	the development and commercialization of product enhancements;

•	changes in the regulatory environment;

•	delays in establishing new strategic relationships;

•	costs associated with collaborations and new product candidates;

•	introduction of technological innovations or new commercial products by us or our competitors;

•	litigation or public concern about the safety of our product candidates or products;

•	changes in recommendations of securities analysts or lack of analyst coverage;

•	failure to meet analyst expectations regarding our operating results;

•	additions or departures of key personnel; and

•	general market conditions.

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

We are subject to Section 203 of the Delaware General Corporation Law, which, subject to certain exceptions, prohibits “business combinations” between a publicly-held Delaware corporation and an “interested stockholder,” which is generally defined as a stockholder who became a beneficial owner of 15% or more of a Delaware corporation’s voting stock for a three-year period following the date that such stockholder became an interested stockholder.

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

Our charter allows us to issue up to 14,285,715 shares of our common stock and to issue and designate, without stockholder approval, the rights of up to 5,000,000 shares of convertible preferred stock. In the event we issue additional shares of our capital stock, dilution to our stockholders could result. In addition, if we issue and designate a class of convertible preferred stock, these securities may provide for rights, preferences or privileges senior to those of holders of our common stock.

Risks Related to Planned Separation

Our Company and Ruthigen may be unable to achieve some or all of the benefits that we expect to achieve through the planned Separation.

The strategic, operating and financial benefits expected to result from the Separation may be delayed or may never be realized at all. For instance, there can be no assurance that by separating the businesses that either our Company or Ruthigen will be better positioned to capitalize on future market opportunities or that either company will be able to increase their respective shareholder value.

After the planned Separation, conflicts of interest, or the appearance of conflicts of interest, may develop between the management and directors of our Company, on the one hand, and the management and directors of Ruthigen, on the other hand.

After the planned Separation and the planned completion of Ruthigen’s initial public offering, it is anticipated that our management and directors may own both Oculus capital stock and Ruthigen capital stock. This ownership overlap could create, or appear to create, potential conflicts of interest when the directors and executive officers of our Company and the directors and executive officers of Ruthigen face decisions that could have different implications for our Company and Ruthigen.

In addition, Mr. Hojabr Alimi, our founder and former President and Chief Executive Officer, will serve as President and Chief Executive Officer of Ruthigen, and may maintain his role as Chairman of our Board of Directors. The fact that Mr. Alimi holds positions with both Ruthigen and our Company, and, in addition, was one of the founders of our Company, could create, or appear to create, potential conflicts of interest for Mr. Alimi when he faces decisions that may affect both Ruthigen and our Company. Mr. Alimi may also face conflicts of interest with regard to the allocation of his time between Ruthigen and our Company. Even the appearance of a conflict of interest, whether or not one actually exists, may cause the value of our stock to decline.

ITEM 2.  Properties

We currently lease 13,840 square feet of office, research and manufacturing space in Petaluma, California, which serves as our principal executive offices. On October 10, 2012, we entered into Amendment No. 7 to our property lease agreement, extending the lease on our Petaluma facility to September 30, 2017. Pursuant to the amendment, in exchange for certain improvements on the building, we agreed to increase the lease payment from $10,380 to $11,072 per month.

We also share certain office and laboratory space, as well as certain laboratory equipment, in a building located at 454 North 34th Street, Seattle, Washington. The space is rented for $2,700 per month and requires a ninety day notice for cancellation.

Our wholly owned subsidiary, Ruthigen, rents office space in Santa Rosa, California.  The office space is rented on a month to month basis requiring a thirty day notice for cancellation.

We have also entered into a property lease agreement for two properties in Sacramento, California to assist in the operations of our NVN Therapeutics division:

  3045 65th Street, Suite 13, Sacramento, California 95820
  3021 65th Street, Sacramento, California 95820

On October 31, 2011, we leased approximately 1,800 square feet of office and manufacturing space in Sacramento, California. On August 30, 2012, we entered into an amendment to our lease dated October 31, 2011 for the property located at 3045 65th Street, Suite 13, Sacramento, California 95820, to amend the lease to include a 3,000 square foot industrial unit located at 3021 65th Street, Sacramento, California, and to extend the lease on both properties to October 31, 2013. The total rent for both properties is $2,610 per month.

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

We believe that our properties will be adequate to meet our needs through March 31, 2014.

ITEM 3.  Legal Proceedings

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

Effective as of the open of business on April 1, 2013, we effected a reverse stock split of our common stock, par value $0.0001 per share. Every 7 shares of common stock were reclassified and combined into one share of common stock. No fractional shares were issued as a result of the reverse stock split. Instead, each resulting fractional share of common stock was rounded up to one whole share. The reverse stock split reduced the number of shares of common stock outstanding from 46,080,513 to 6,583,150. The total number of authorized shares of common stock was also proportionally decreased by a ratio of 1:7 and the par value per share of the common stock continued to be $0.0001. All prices have been adjusted to reflect a 1 for 7 reverse stock split, effective April 1, 2013.

The following table sets forth the range of high and low sales prices for our common stock for each quarter during the last two fiscal years, based on the last daily sale in each of the quarters:

	Year Ended March 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Stock price-high	$9.31	$7.00	$6.30	$5.74
Stock price-low	$4.55	$4.48	$3.64	$2.80

	Year Ended March 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Stock price-high	$15.05	$12.46	$11.69	$9.80
Stock price-low	$11.13	$8.26	$6.86	$6.23

Holders

As of June 3, 2013, we had approximately 402 holders of record of our common stock. Holders of record include nominees who may hold shares on behalf of multiple owners.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On March 12, 2013, we closed an underwritten public offering of 1,232,143 shares of common stock at an offering price to the public of $2.80 per share, including 160,715 shares of common stock to cover the underwriters’ over-allotment. Aegis Capital Corp. acted as the sole book-running manager for the offering. Dawson James Securities, Inc. acted as co-manager for the offering. The underwriting discount was 7% of the public offering price of the shares, or $0.196 per share.

We also registered warrants to purchase 53,571 shares of our common stock (5% of the shares sold) with an initial exercise price per share equal to $3.50, which is 125% of the public offering price (the “Underwriters’ Warrants”), and were issued to the underwriters in accordance with the underwriting agreement we entered into with Aegis Capital Corp. as representative of the several underwriters listed on Schedule C on March 6, 2013. The Underwriters’ Warrants are exercisable from March 12, 2014 through March 12, 2016.

The gross proceeds from the offering were $3,450,000, before deducting underwriting discounts and commissions and other estimated offering expenses of $399,000. We intend to use the proceeds for the repayment of debt and for general corporate purposes.

The offering of these securities were made only by means of a prospectus. A registration statement relating to these securities has been declared effective by the Securities and Exchange Commission (SEC). The registration statement may be accessed through the SEC’s website at http://www.sec.gov.

Issuer Purchases of Equity Securities

There were no repurchases made by us or on our behalf, or by any “affiliated purchaser,” of shares of our common stock during the quarter ended March 31, 2013.

ITEM 6.  Selected Financial Data

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

We are a global healthcare company that designs, produces, and markets prescription and non-prescription products in over 20 countries. We are pioneering innovative products for the dermatology, surgical, advanced wound and tissue care, and animal healthcare markets. Our primary focus is on the commercialization of our proprietary technology platform called Microcyn® Technology. This technology is based on electrically charged oxychlorine small molecules designed to target a wide range of organisms that cause disease (pathogens). These organisms include viruses, fungi, spores and antibiotic-resistant strains of bacteria, such as methicillin-resistant Staphylococcus aureus, or MRSA, and vancomycin-resistant Enterococcus, or VRE, as well as Clostridium difficile, or C. diff, a highly contagious bacteria spread by human contact. Several Microcyn® Technology tissue care products are designed to treat infections and enhance healing while reducing the need for antibiotics. Infection is a serious potential complication in both chronic and acute wounds, and controlling infection is a critical step in wound healing.

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

We account for equity instruments issued to non-employees based on the estimated fair value of the instrument on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instrument vests or becomes non-forfeitable. Non-employee stock-based compensation charges are amortized over the vesting period or as earned.

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

The selling prices of all goods are fixed, and agreed to with the customer, prior to shipment. Selling prices are generally based on established list prices. We do not customarily permit our customers to return any products for monetary refunds or credit against completed or future sales. We may, from time to time, replace expired goods on a discretionary basis. We record these types of adjustments, when made, as a reduction of revenue. Sales adjustments were insignificant during the years ended March 31, 2013 and 2012.

We evaluate the creditworthiness of new customers and monitors the creditworthiness of our existing customers to determine whether events or changes in their financial circumstances would raise doubt as to the collectability of a sale at the time in which a sale is made. Payment terms on sales made in the United States are generally 30 days and internationally, generally range from 30 days to 90 days.

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

We have entered into distribution agreements in Europe, Mexico, and certain other countries. Recognition of revenue and related cost of revenue from product sales is deferred until the product is sold from the distributors to their customers.

When we receive letters of credit and the terms of the sale provide for no right of return except to replace defective product, revenue is recognized when the letter of credit becomes effective and the product is shipped.

Product license revenue is generated through agreements with strategic partners for the commercialization of Microcyn® products. The terms of the agreements sometimes include non-refundable upfront fees. We analyze multiple element arrangements to determine whether the elements can be separated. Analysis is performed at the inception of the arrangement and as each product is delivered. If a product or service is not separable, the combined deliverables are accounted for as a single unit of accounting and recognized over the performance obligation period.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Significant estimates and assumptions include reserves and write-downs related to receivables and inventories, the recoverability of long-lived assets, the valuation allowance related to our deferred tax assets, valuation of equity and derivative instruments, debt discounts, and the estimated amortization periods of upfront product licensing fees received from customers.

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by the FASB, SEC and/or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Comparison of Fiscal year Ended March 31, 2013 and 2012

Revenues

Total revenues were $15,452,000 for the fiscal year ended March 31, 2013 compared to $12,744,000 in the fiscal year ended March 31, 2012. Product revenues, including our receipt of product licensing fees, increased $2,730,000, or 23%, with increases in the United States, Mexico, China and Singapore, offset by a decline in Europe, India and Middle East.

Product revenue in the United States increased $2,126,000, or 45%, due to both unit growth and new product launches into the dermatology market, and higher unit growth and royalty fees received from our partner Innovacyn, Inc. We recorded revenue in the amounts of $3,906,000 and $3,367,000, respectively, for the fiscal years ended March 31, 2013 and 2012, from Innovacyn. Revenue growth attributed to our dermatology partners reflects strong unit growth as two new product lines were launched in the fourth quarter of the fiscal year ended March 31, 2012.

Product revenue in Mexico for the fiscal year ended March 31, 2013 increased $696,000, or 13%, when compared to the same period in the prior year. The increase for the fiscal year ended March 31, 2013 was driven by a 49% increase in unit volume of over 25 different types of products and the recognition of $932,000 related to the amortization of upfront fees paid by More Pharma, our new exclusive distributor in Mexico. The effective date of our entry into the distribution agreement with More Pharma was August 15, 2012. Accordingly, as a result of this agreement, revenues recognized during approximately the first fiscal year of the period ended March 31, 2012 were accounted for as we had traditionally reported in the past with the sales sold to the end customer. However, during approximately the last seven months ended March 31, 2013, we recognized revenue on the sell through basis for the products More Pharma purchased from us. The average pricing of the units sold to More Pharma is about half of the average unit price prior to the More Pharma transaction. Also, due to the transfer of the sales function of our products in Mexico to More Pharma, we reduced or transferred the cost of the sales people and promotions and thus, eliminated those certain operating costs. During the fiscal year ended March 31, 2013, we incurred about $410,000 of severance and related one-time costs in connection with the transfer of our sales function of our products in Mexico to More Pharma. In addition, an upfront product licensing fee of $5,100,000 will be recognized as revenue over a three to five year period, and such determination is based on the term of the agreements with More Pharma and an analysis of our experience with similar transactions.

Product revenue in Europe and Rest of World for the fiscal year ended March 31, 2013 decreased $92,000, or 5%, as compared to same period in the prior year, primarily as the result of decreases in sales in Europe, India and Middle East, partially offset by increases in China and Singapore.

The following table shows our product revenues by geographic region:

	Fiscal year Ended March 31,
	2013	2012	$ Change	% Change
United States	$6,842,000	$4,716,000	$2,126,000	45%
Mexico	5,886,000	5,190,000	696,000	13%
Europe and Rest of World	1,855,000	1,947,000	(92,000)	(5%	)
Total	$14,583,000	$11,853,000	$2,730,000	23%

Product licensing revenues of $1,686,000 and $359,000, respectively, are also included in our calculation of product revenues for the fiscal year ended March 31, 2013 and 2012 and are reflected in the table above under the respective geographic region where such licensing revenues were earned.

Service revenues decreased $22,000 for the fiscal year ended March 31, 2013 when compared to the same period in the prior year due to a decrease in the number of tests provided by our services business.

Gross Profit

We reported gross profit related to our Microcyn® products of $10,607,000 or 73% of product revenues, during the fiscal year ended March 31, 2013, compared to a gross profit of $8,599,000, or 73% of product revenues, for the same period in the prior year. Our reported gross margins are positively impacted by product license fees which are included in product revenues for the fiscal years ended March 31, 2013 and 2012. Additionally, in the fiscal year ended March 31, 2013, we experienced lower gross margins in Mexico due to reduced pricing as a result of execution of the More Pharma transaction.

Research and Development Expense

Research and development expense increased $242,000, or 12%, to $2,223,000 for the fiscal year ended March 31, 2013, compared to $1,981,000 for the same period in the prior year due to increased tests and studies conducted during the fiscal year ended March 31, 2013 and certain expenses incurred by our wholly owned subsidiary, Ruthigen, Inc. in the amount of $202,000.

We expect that our research and development expense will increase over the next few quarters as we incur additional expenses related to laboratory tests, clinical trials and the development and approval of new products.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased $1,306,000, or 10%, to $11,894,000 during the fiscal year ended March 31, 2013 as compared to $13,200,000 for the same period in the prior year. The decrease for the fiscal year ended March 31, 2013 was primarily due to a $1,168,000 decline in stock compensation charges and lower selling expenses of $1,109,000 in Mexico partially offset by $410,000 of one-time severance costs incurred in Mexico; increased expenses related to the establishment and certain expenses of our wholly owned subsidiary, Ruthigen; as well as expenses related to new products, compensation, and investor-related costs in the United States.

We expect selling, general and administrative expenses to decline in the next period as we see the impact of lower sales-related expenses in Mexico.

Interest Expense and Interest Income

Interest expense increased $176,000 to $1,107,000 during the fiscal year ended March 31, 2013 as compared to $931,000 for the same period in the prior year. The increase relates to an additional $176,000 of non-cash interest incurred during the fiscal year ended March 31, 2013. The non-cash interest is related to borrowings from Venture Lending & Leasing V, Inc. and Venture Lending & Leasing VI, Inc.  Interest income for the fiscal year ended March 31, 2012 showed no material change from the same period in the prior year.

Other Expense, Net

Other expense, net decreased $92,000 to $125,000 for the fiscal year ended March 31, 2013, compared to other expense, net of $217,000 for the same period in the prior year. The change in other expense, net for the fiscal year ended March 31, 2013 was primarily related to unrealized foreign exchange gains and losses on intercompany transactions and tax accruals.

Derivative Liabilities

During the fiscal year ended March 31, 2013, we recorded a decrease in the fair value of our derivative liabilities of $767,000 and as a result, we recorded this amount as a non-cash gain. The change in the fair value of our derivative liabilities for the fiscal year ended March 31, 2013 were primarily the result of the expiration of common stock purchase warrants containing reset provisions, decrease in value of our common stock and the fair value recorded as a gain due to the modification of certain warrants with cash settlement provisions.

During the fiscal year ended March 31, 2012, we recorded a decrease in the fair value of our derivative liabilities of $282,000 and as a result we recorded this amount as a non-cash gain. The change in the fair value of our derivative liabilities for the year ended March 31, 2012 was primarily the result of decreases in our stock price and a decrease in the remaining life of the underlying warrants.

Fair Value of Common Stock Issued with Stock Purchase Agreement

During the fiscal year ended March 31, 2013, we recorded a loss of $1,599,000 on the fair value of common stock issued pursuant to the terms of a stock purchase agreement we entered into with Venture Lending & Leasing V, LLC and Venture Lending & Leasing VI, LLC on October 30, 2012 for the issuance to the entities of shares of our common stock having an aggregate fair market value equal to $3,500,000. This loss was due to a decrease in our stock price of $5.67 to $3.08 (both stock prices adjusted for our reverse stock split effective April 1, 2013) from the issuance date of October 30, 2012 to the reporting date of March 31, 2013.

Net Loss

Net loss for the fiscal year ended March 31, 2013 was $5,431,000, a decrease of $1,898,000, as compared to a net loss of $7,329,000 for the same period in the prior year.

Liquidity and Capital Resources

We reported a net loss of $5,431,000 for the year ended March 31, 2013. At March 31, 2013, our accumulated deficit amounted to $137,745,000. We had working capital of $6,407,000 as of March 31, 2013. In the future, we may raise additional capital from external sources in order to continue the longer term efforts contemplated under our business plan. We expect to continue incurring losses for the foreseeable future and may need to raise additional capital to pursue our product development initiatives, to penetrate markets for the sale of our products and continue as a going concern. We cannot provide any assurances that we will be able to raise additional capital. Our management believes that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means, if needed; however, we have not secured any commitment for new financing at this time, nor can we provide any assurance that new financing will be available on commercially acceptable terms, if needed.

Sources of Liquidity

As of March 31, 2013, we had cash and cash equivalents of $7,900,000. Since our inception, substantially all of our operations have been financed through sales of equity securities. Other sources of financing that we have used to date include our revenues, as well as various loans.

Since April 1, 2011, substantially all of our operations have been financed through the following transactions:

•	proceeds of $247,000 received from the exercise of common stock purchase warrants and options;
•	proceeds of $2,500,000 received from the issuance of a debt instrument in the year ended March 31, 2012;
•	net proceeds of $1,894,000 received from a registered direct offering of common stock on December 28, 2011;
•	net proceeds of $2,797,000 received from a registered direct offering of common and preferred stock on April 22, 2012; and
•	net proceeds of $3,052,000 received from an underwritten offering on March 12, 2013.

Venture Lending & Leasing V, Inc. and Venture Lending & Leasing VI, Inc.

On May 1, 2010, we entered into a loan and security agreement and a supplement to the loan and security agreement with Venture Lending & Leasing V, Inc. (“VLL5”) to borrow up to an aggregate of $3,000,000 (collectively, the “VLL5 Agreements”). On May 3, 2010, we borrowed $2,000,000 on the first tranche and on November 17, 2010, we borrowed $1,000,000 on the second tranche. The loan is secured by all assets of our Company excluding intellectual property under certain circumstances. Related to the first tranche, we made eight monthly interest-only payments of $16,660 through December 1, 2010. Thereafter, we made interest and principal payments of $75,000 per month through June 1, 2013. We also made a timely final balloon payment related to the first tranche of $132,000. Related to the second tranche, we paid monthly interest-only payments of $8,330 through May 1, 2012. We now make interest and principal payments of $37,500 per month through November 1, 2013. Additionally, we will make a final balloon payment related to the second tranche of $66,000 on November 1, 2013. The effective interest rate on the first and second tranche is 13.3%. During the years ended March 31, 2013 and 2012, we made interest payments of $179,000 and $317,000, respectively. During the years ended March 31, 2013 and 2012, we made principal payments of $1,171,000 and $974,000, respectively.

In connection with the VLL5 Agreements, we issued two warrants to Venture Lending & Leasing V, LLC, a Delaware limited liability company (“LLC5”), which, in the aggregate, had a total put option cash value of $750,000 (the “VLL5 Warrants”). The $750,000 cash value of the VLL5 Warrants was recorded as a cash settlement liability and a corresponding amount of $750,000 was recorded as a discount on the note payable.  The discount is being accreted to non-cash interest expense over the term of the loan using the effective interest method. During the years ended March 31, 2013 and 2012, we recorded $255,000 and $237,000, respectively, of non-cash interest expense related to the loans. The remaining balance of the discount on the loans amounted to $98,000 at March 31, 2013. The remaining balance of the loans amounted to $694,000 at March 31, 2013, which is included in the current portion of long-term debt, net of debt discount in our accompanying consolidated balance sheet.

On June 29, 2011, we entered into a loan and security agreement and a supplement to the loan and security agreement with Venture Lending & Leasing VI, Inc. (“VLL6”) to borrow up to an aggregate of up to $2,500,000 (collectively, the “VLL6 Agreements”).  The VLL6 Agreements provided for a first tranche of $1,500,000 and, upon meeting certain financial milestones, a second tranche of $1,000,000. The loan is secured by the assets of our Company including intellectual property. On June 29, 2011, we borrowed $1,500,000 on the first tranche. On September 30, 2011, we met the financial milestones to borrow the second tranche. On November 10, 2011, we borrowed the second tranche.  The cash interest or “streaming” rate on the loan is 10%. In connection with the first tranche, for the first nine months, we made monthly interest-only payments set at $12,500 through March 1, 2012. We now make principal and interest payments of $56,250 per month through September 1, 2014. Additionally, we will make a final balloon payment of $116,505 on September 29, 2014. In connection with the second tranche, for the first nine months, we made monthly interest-only payments set at $8,333 through August 31, 2012. We now make principal and interest payments of $37,500 per month through February 1, 2015. Additionally, we will make a final balloon payment of $77,670 on February 1, 2015, resulting in an effective interest rate of 13%. During the years ended March 31, 2013 and 2012, we made interest payments of $295,000 and $155,000, respectively. During the year ended March 31, 2013, we made principal payments of $684,000.

In connection with the VLL6 Agreements, we issued a warrant to Venture Lending & Leasing VI, LLC (“LLC6”) for the purchase of 32,332 shares of our common stock at a purchase price per share equal to $11.592. Once we became eligible to draw the second tranche of the loan, we were required to issue a second warrant to LLC6 with coverage equal to $62,500 for the purchase of additional shares of our common stock at a strike price equal to the 10-day volume-weighted average price (“VWAP”) ending on the trading day prior to the date we satisfied the second tranche milestones. On September 30, 2011, we met the second tranche milestones and we issued the second warrant for the purchase of 5,586 shares of our common stock at a purchase price per share equal to $11.189. On November 10, 2011, we borrowed the second tranche and therefore we became obligated to issue a third warrant to LLC6 with coverage equal to $62,500 for the purchase of additional shares of our common stock at a strike price equal to the 10-day VWAP ending on the trading day prior to the borrowing date of the second tranche. In connection with borrowing the second tranche, we issued the third warrant for the purchase of 5,884 shares of our common stock at a purchase price per share equal to $10.623. The three warrants issued to LLC6 are hereinafter collectively referred to as the “VLL6 Warrants,” and had a total put option cash value, in the aggregate, of $1,250,000. We recorded the $1,250,000 cash value of the VLL6 Warrants as a cash settlement liability and a corresponding amount of $1,250,000 was recorded as a discount on the note payable. The discount is being accreted to non-cash interest expense over the term of the loan using the effective interest method. For the year ended March 31, 2013 and 2012, we recorded $369,000 and $211,000 of non-cash interest related to the loan, respectively. The remaining balance of the discount on the loan amounted to $670,000 at March 31, 2013.  The remaining balance of the loan amounted to $1,817,000 at March 31, 2013, of which $931,000 is included in the current portion of long-term debt in our accompanying consolidated balance sheet.

On October 30, 2012, we entered into respective letter agreements with VLL5 and VLL6 to amend the repayment terms of our outstanding debt obligations. Prior to the execution of these agreements, LLC5 and LLC6 held an aggregate of 79,517 warrants (adjusted for the reverse stock split effective April 1, 2013) to purchase common stock, which, in the aggregate, had a total put option cash value of $2,000,000 (the “Cash Settlement Liability”) and was included in long term liabilities on our consolidated balance sheets.

On that same day, we entered into a stock purchase agreement with LLC5 and LLC6 (together with LLC5, collectively referred to as “WTI”) for the issuance to WTI of shares of our common stock having an aggregate grant date fair market value of $3,500,000, or approximately $5.67 per post-split share, in exchange for LLC5’s agreement to surrender the VLL5 Warrants and LLC6’s agreement to surrender the VLL6 Warrants, and the surrender by WTI of the accompanying Cash Settlement Liability. Accordingly, on November 1, 2012, we issued an aggregate of 617,284 restricted shares of our post-split common stock (the “Shares”) to WTI, pursuant to the terms of the stock purchase agreement. The VLL5 Warrants and the VLL6 Warrants were surrendered to us on October 30, 2012.

If at any time between October 30, 2012 through either March 31, 2014 or July 31, 2015 (the “Settlement Dates”) WTI sells the Shares, then the proceeds from the sale of the Shares will be applied as follows (the “Grace Period”):

(a)	If and when the Shares are sold by WTI during the Grace Period, the fair value of the proceeds received will be retained by WTI as consideration for surrendering the Cash Settlement Liability, up to a maximum value of $2,000,000.

(b)	If and when the Shares are sold by WTI during the Grace Period, any additional proceeds received from the sale of the Shares in excess of $2,000,000 (approximately $3.22 per share) but up to $3,500,000 (approximately $5.67 per share) will be applied by WTI as a prepayment of a portion of the then outstanding debt based on the terms of the stock purchase agreement.

(c)	If and when the Shares are sold by WTI during the Grace Period, any additional proceeds received from the sale of the Shares in excess of $3,500,000 (approximately $5.67 per share) up to $4,500,000 (approximately $7.28 per share) shall be the sole possession and property of WTI, in accordance with the terms of the stock purchase agreement.

(d)	If the Shares are sold by WTI during the Grace Period for value in excess of $4,500,000 (approximately $6.72 per share), 50% of the amount of the proceeds in excess of the $4,500,000 will be the sole possession and property of WTI and 50% of the amount of the proceeds shall be applied as a prepayment of a portion of the then outstanding debt based on the terms of the stock purchase agreement.

(e)	If the Shares are sold by WTI during the Grace Period for value less than $2,000,000 (approximately $3.22 per share), we are required to make a cash payment to WTI until the total Cash Settlement Liability of $2,000,000 has been recovered (“Cash Shortfall”).

If the Shares are not sold during the Grace Period, then the then fair value of the stock is to be determined at either of the Settlement Dates and the repayment of the Cash Settlement Liability, prepayment of outstanding, distribution of gains from the sale of the Shares, or calculation of the Cash Shortfall will consummate. On October 30, 2012, upon the issuance of the Shares, we recorded a prepayment of $2,000,000 and $1,500,000 net against the Cash Settlement Liability and the outstanding notes payable, respectively, on that date.

At March 31, 2013, the Shares had not yet been sold by WTI and the fair value of the Shares at March 31, 2013 amounted to $1,901,000 (approximately $3.08 per share).

April 2012 Registered Direct Offering

On April 25, 2012, we closed on agreements with institutional and accredited investors to issue up to: a) 337,143 shares of common stock b) 1,000 shares of Series A 0% Convertible Preferred Stock (the “Series A Preferred Stock”); and c) warrants to purchase up to 495,873 shares of common stock (the “Warrants”). We also offered up to 158,730 shares of common stock issuable upon conversion of the Series A Preferred Stock and 495,873 shares of common stock in the event the Warrants are exercised. The Warrants have an initial exercise price of $8.26 per share, are not exercisable for six months from the date of issuance, and an exercise term of 2.5 years from the date of issuance. We received approximately $3,124,000 in gross proceeds from the sale of these securities. Net proceeds after deducting the placement agent commissions, legal expenses and other offering expenses, and assuming no exercise of the Warrants, was $2,797,000. We retained Rodman & Renshaw, LLC as the exclusive placement agent for this offering, and paid them approximately $219,000 in placement agent commissions. On May 4, 2012, one of the investors, and the sole holder of Series A Preferred Stock, converted 1,000 shares of the Series A Preferred Stock purchased in the transaction into 158,730 shares of common stock. No shares of Series A Preferred Stock are currently outstanding.

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

March 2013 Underwritten Public Offering

On March 12, 2013, we closed an underwritten public offering of 1,232,143 shares of common stock at an offering price to the public of $2.80 per share, including 160,714 shares of common stock to cover the underwriters’ over-allotment. The gross proceeds from this offering were $3,450,000, before deducting underwriting discounts and commissions and other offering expenses of $398,000. We intend to use the proceeds for the repayment of debt and for general corporate purposes.

Cash Flows

As of March 31, 2013, we had cash and cash equivalents of $7,900,000, compared to $3,351,000 as of March 31, 2012.

Net cash provided by operating activities during the year ended March 31, 2013 was $1,150,000 primarily due to the receipt of a $5,100,000 upfront payment from More Pharma offset by our net loss of $5,431,000 for the period. Additionally, we had non-cash transactions during the year ended March 31, 2013, including: $1,601,000 of stock-based compensation expenses; a $767,000 gain on the fair value adjustment of our derivative liabilities; an 1,599,000 loss on the fair value adjustment of common stock issued in connection with the stock purchase agreement dated October 30, 2012; and non-cash interest of $624,000.

Net cash used in operating activities during the year ended March 31, 2012 was $4,032,000, primarily due to the $7,329,000 net loss for the period. These increases were offset in part by non-cash charges including $2,799,000 of stock-based compensation and $448,000 of non-cash interest expense.

Net cash used in investing activities was $370,000 for the year ended March 31, 2013, consisting of $257,000 related to equipment purchases and $113,000 related to changes in long-term assets.

Net cash used in investing activities was $360,000 for the year ended March 31, 2012 related to the purchase of equipment.

Net cash provided by financing activities was $3,750,000 for the year ended March 31, 2013. During the period ended March 31, 2013, we received net proceeds from the April 22, 2012 registered direct offering of common and preferred stock of $2,797,000 and net proceeds from the March 12, 2013 underwritten offering of common stock of $3,052,000. The offering proceeds were offset by principal payments on the debt in the amount of $2,083,000. We also received $28,000 in connection with the exercise of stock options.

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

Contractual Obligations

As of March 31, 2013, we had contractual obligations as follows (long-term debt amounts include principal payments only (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	After 3 Years
Long-term debt	$2,704	$1,780	$924	$–
Operating leases	985	327	592	66
Total	$3,689	$2,107	$1,516	$66

Operating Capital and Capital Expenditure Requirements

We incurred a net loss of $5,431,000 for the year ended March 31, 2013. At March 31, 2013 and 2012, our accumulated deficit amounted to $137,745,00 and $132,314,000, respectively. At March 31, 2013, our working capital amounted to $6,407,000.

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

To the Audit Committee of the

Board of Directors and Shareholders

of Oculus Innovative Sciences, Inc.

We have audited the accompanying consolidated balance sheets of Oculus Innovative Sciences, Inc. and Subsidiaries (the “Company”) as of March 31, 2013 and 2012, and the related consolidated statements of comprehensive loss, changes in stockholders’ equity (deficiency), and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oculus Innovative Sciences, Inc. and Subsidiaries as of March 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum LLP

New York, NY

June 25, 2013

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2013	2012
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$7,900	$3,351
Accounts receivable, net	1,707	2,151
Inventories, net	992	953
Prepaid expenses and other current assets	935	505
Total current assets	11,534	6,960
Property and equipment, net	800	806
Deferred offering costs	44	–
Other assets	187	72
Total assets	$12,565	$7,838

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$808	$816
Accrued expenses and other current liabilities	703	844
Current portion of cash settlement liability (See Note 9)	37	–
Deferred revenue	2,320	1,619
Current portion of long-term debt, net of debt discount of $521 and $624 at March 31, 2013 and March 31, 2012, respectively	1,259	1,415
Derivative liability	–	55
Total current liabilities	5,127	4,749
Deferred revenue, less current portion	2,619	133
Long-term debt, net of debt discount of $248 and $769 at March 31, 2013 and March 31, 2012, respectively, less current portion	676	1,824
Cash settlement liability, less current portion (See Note 9)	62	2,000
Total liabilities	8,484	8,706
Commitments and Contingencies
Stockholders’ Equity (Deficiency)
Convertible preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued and outstanding at March 31, 2013 and 2012, respectively		–
Common stock, $0.0001 par value; 14,285,715 shares authorized, 6,583,150 and 4,144,206 shares issued and outstanding at March 31, 2013 and 2012, respectively	1	–
Additional paid-in capital	144,816	134,499
Accumulated other comprehensive loss	(2,991)	(3,053)
Accumulated deficit	(137,745)	(132,314)
Total stockholders’ equity (deficiency)	4,081	(868)
Total liabilities and stockholders’ equity (deficiency)	$12,565	$7,838

The accompanying footnotes are an integral part of these consolidated financial statements.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended March 31,
	2013	2012
	(In thousands, except per share amounts)
Revenues
Product	$12,897	$11,494
Product licensing fees	1,686	359
Service	869	891
Total revenues	15,452	12,744
Cost of revenues
Product	3,976	3,254
Service	733	776
Total cost of revenues	4,709	4,030
Gross profit	10,743	8,714
Operating expenses
Research and development	2,223	1,981
Selling, general and administrative	11,894	13,200
Total operating expenses	14,117	15,181
Loss from operations	(3,374)	(6,467)
Interest expense	(1,107)	(931)
Interest income	7	4
Loss due to change in fair value of common stock (See Note 9)	(1,599)	–
Gain due to change in fair value of derivative liabilities	767	282
Other expense, net	(125)	(217)
Net loss	$(5,431)	$(7,329)
Preferred stock deemed dividend	1,062	–
Net loss available to common shareholders	$(6,493)	$(7,329)
Net loss per common share: basic and diluted	$(1.30)	$(1.87)
Weighted-average number of shares used in per common share calculations:
Basic and diluted	4,977	3,912
Other comprehensive loss
Net loss	$(5,431)	$(7,329)
Foreign currency translation adjustments	62	(152)
Comprehensive loss	$(5,369)	$(7,481)

The accompanying footnotes are an integral part of these consolidated financial statements.

OCULUS INNOVATIVE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

For the Years Ended March 31, 2013 and 2012

(In thousands, except share amounts)

	Convertible Preferred Stock ($0.0001 par Value)		Common Stock ($0.0001 par Value)		Additional Paid in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance, March 31, 2011	–	$–	3,796,833	$–	$129,587	$(2,901)	$(124,985)	$1,701
Issuance of common stock in connection with December 28, 2012 closing of offering, net of commissions, expenses and other offering costs	–	–	258,522	–	1,894	–	–	1,894
Issuance of common stock in connection with exercise of stock options	–	–	19,261	–	55	–	–	55
Issuance of common stock in connection with exercise of stock purchase warrants	–	–	20,675	–	164	–	–	164
Issuance of common stock for services	–	–	48,915	–	586	–	–	586
Fair value of common stock purchase warrants issued to service providers	–	–	–	–	42	–	–	42
Employee stock-based compensation expense, net of forfeitures	–	–	–	–	2,171	–	–	2,171
Foreign currency translation adjustment	–	–	–	–	–	(152)	–	(152)
Net loss	–	–	–	–	–	–	(7,329)	(7,329)
Balance, March 31, 2012	–	$–	4,144,206	$–	$134,499	$(3,053)	$(132,314)	$(868)
Issuance of common stock in connection with April 22, 2012 closing of offering, net of commissions, expenses and other offering costs	–	–	337,143	–	1,890	–	–	1,890
Issuance of convertible preferred stock in connection with April 22, 2012 closing of offering, net of commissions, expenses and other offering costs	1,000	–	–	–	907	–	–	907

	Convertible Preferred Stock ($0.0001 par Value)		Common Stock ($0.0001 par Value)		Additional Paid in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Fair value of common stock purchase warrants issued with a cash settlement provision	–	–	–	–	(2,347)	–	–	(2,347)
Conversion of convertible preferred stock issued on April 22, 2012 into common stock	(1,000)	–	158,730	–	–	–	–	–
Issuance of common stock in connection with March 12, 2013 closing of offering, net of commissions, expenses and other offering costs	–	–	1,232,143	1	3,051	–	–	3,052
Issuance of common stock in connection with exercise of stock options		–	9,878	–	28	–	–	28
Issuance of common stock for services	–	–	71,534	–	443	–	–	443
Issuance of common stock to settle obligations	–	–	12,232	–	51	–	–	51
Fair value of common stock issued in connection with stock purchase agreement (See Note 9)	–	–	617,284	–	3,500	–	–	3,500
Reclassification of liability to equity related to the modification of common stock purchase warrants with a cash settlement provision	–	–	–	–	1,636	–	–	1,636
Common stock purchase warrants issued to consultants	–	–	–	–	4	–	–	4
Employee stock-based compensation expense, net of forfeitures	–	–	–	–	1,154	–	–	1,154
Foreign currency translation adjustment	–	–	–	–	–	62	–	62
Net loss	–	–	–	–	–	–	(5,431)	(5,431)
Balance, March 31, 2013	–	$–	6,583,150	$1	$144,816	$(2,991)	$(137,745)	$4,081

The accompanying footnotes are an integral part of these consolidated financial statements.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2013	2012
	(In thousands)
Cash flows from operating activities
Net loss	$(5,431)	$(7,329)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	268	326
Provision for doubtful accounts	33	2
Provision for obsolete inventory	85	61
Stock-based compensation	1,601	2,799
Change in fair value of derivative liability	(767)	(282)
Loss due to change in fair value of common stock (See Note 9)	1,599	–
Non-cash interest expense	624	448
Foreign currency transaction gains	11	26
Loss on disposal of property and equipment	2	–
Changes in operating assets and liabilities:
Accounts receivable	411	(164)
Inventories	(103)	(309)
Prepaid expenses and other current assets	(262)	251
Accounts payable	(10)	158
Accrued expenses and other current liabilities	(141)	150
Deferred revenue and other liabilities	3,230	(169)
Net cash provided by (used in) operating activities	1,150	(4,032)
Cash flows from investing activities:
Purchases of property and equipment	(257)	(336)
Long-term deposits	(113)	(24)
Net cash used in investing activities	(370)	(360)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	4,942	1,894
Proceeds from the issuance of convertible preferred stock, net of offering costs	907
Deferred offering costs	(44)	–
Proceeds from issuance of common stock upon exercise of stock options and warrants	28	219
Proceeds from issuance of long-term debt	–	2,500
Principal payments on long-term debt	(2,083)	(1,164)
Net cash provided by financing activities	3,750	3,449
Effect of exchange rate on cash and cash equivalents	19	(77)
Net increase (decrease) cash and cash equivalents	4,549	(1,020)
Cash and cash equivalents, beginning of year	3,351	4,371
Cash and cash equivalents, end of year	$7,900	$3,351
Supplemental disclosure of cash flow information:
Cash paid for interest	$483	$483
Non-cash operating and financing activities:
Insurance premiums financed	$155	$160
Issuance of common stock to settle obligations	$51	$–
Non-cash investing and financing activities:
Common stock issued in connection with stock purchase agreement (See Note 9)	$3,500	$–
Reclassification of derivative liabilities to paid in capital	$1,636	$–
Warrants issued as derivative liabilities in connection with registered direct offering	$2,347	$–
Debt discount in connection with long-term debt	$–	$1,250

The accompanying footnotes are an integral part of these consolidated financial statements.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — The Company

Organization

Oculus Innovative Sciences, Inc. (the “Company”) was incorporated under the laws of the State of California in April 1999 and was reincorporated under the laws of the State of Delaware in December 2006. The Company’s principal office is located in Petaluma, California. The Company is a global healthcare company that designs, produces, and markets prescription and non-prescription products in over 20 countries. It is pioneering innovative products for the dermatology, surgical, advanced wound and skin care, and animal healthcare markets. The Company’s primary focus is on its proprietary technology platform called Microcyn® Technology. This technology is based on electrically charged oxychlorine small molecules designed to target a wide range of organisms that cause disease (pathogens). Several Microcyn® Technology tissue care products are designed to treat infections and enhance healing while reducing the need for antibiotics.

Reverse Stock Split

On January 23, 2013, the Company’s board of directors adopted a resolution recommending the submission of a proposal to the Company’s stockholders to amend the Company’s Restated Certificate of Incorporation, as amended to reflect a reverse stock split at a whole number ratio in the range of 1:3 to 1:9, such ratio to be determined in the sole discretion of the board of directors, and to proportionally decrease the total number of shares that the Company is authorized to issue by a factor of 1:3 to 1:9, such ratio to be determined in the sole discretion of board of directors, in conjunction with the proposed reverse stock split, and calling a special meeting of the Company’s stockholders for consideration thereof. The reverse stock split ratio was later ratified by the Company’s board of directors to be in the range of 1:3 to 1:7 at a meeting of the board of directors held on March 22, 2013.

On March 22, 2013, at a special meeting of the stockholders of the Company held on March 22, 2013, a majority of the Company’s stockholders entitled to vote thereon voted to approve the board’s proposal to decrease the number of issued and outstanding shares of common stock of the Company by effecting a reverse stock split at a whole number ratio in the range of 1:3 to 1:7, such ratio to be determined in the sole discretion of the board of directors, and to proportionally decrease the total number of shares that the Company is authorized to issue by a factor of 1:3 to 1:7, such ratio to be determined in the sole discretion of the board of directors, in conjunction with the proposed reverse stock split.

At a special meeting of the board of directors of the Company, the Company’s board of directors determined, in their judgment, that it was in the best interests of the Company and its stockholders to decrease the number of issued and outstanding shares of common stock of the Company by effecting a reverse stock split of the Company’s outstanding common stock, $0.0001 par value per share, in the ratio of 1:7 of the common stock and to proportionally decrease the total number of shares that the Company is authorized to issue by the ratio of 1:7 of the issued common stock in conjunction with the proposed reverse stock split, and adopted a resolution to effectuate the reverse stock split with a ratio of 1:7 of the issued common stock of the Company.

On March 22, 2013, pursuant to board and stockholder approval, the Company filed a Certificate of Amendment to its Restated Certificate of Incorporation, as amended with the State of Delaware to effectuate the reverse stock split in a ratio of 1:7 of the issued common stock of the Company, with a legal effective date of March 29, 2013 and a marketplace effective date of April 1, 2013. The total number of authorized common stock which the Company shall have the authority to issue as set forth in the Company’s Restated Certificate of Incorporation, as amended was also proportionally decreased in conjunction with the reverse stock split.

Effective April 1, 2013, the Company effected a reverse stock split of its common stock, par value $0.0001 per share. Every 7 shares of common stock were reclassified and combined into one share of common stock. No fractional shares were issued as a result of the reverse stock split. Instead, each resulting fractional share of common stock was rounded up to one whole share. The reverse stock split reduced the number of shares of common stock outstanding from 46,080,513 to 6,583,150. The total number of authorized shares of common stock was also proportionally decreased by a ratio of 1:7 and the par value per share of the Company’s common stock continued to be $0.0001.

All common shares and per share amounts contained in the consolidated financial statements have been retroactively adjusted to reflect a 1 for 7 reverse stock split, effective April 1, 2013.

NOTE 2 — Liquidity and Financial Condition

The Company incurred a net loss of $5,431,000 for the year ended March 31, 2013. At March 31, 2013, the Company’s accumulated deficit amounted to $137,745,000. The Company had working capital of $6,407,000 as of March 31, 2013. The Company may need to raise additional capital from external sources in order to continue the longer term efforts contemplated under its business plan. The Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital to pursue its product development initiatives, to penetrate markets for the sale of its products, and to continue as a going concern.

On April 22, 2012, the Company entered into agreements with certain investors to issue up to: a) 337,143 shares of common stock; b) 1,000 shares of Series A 0% Convertible Preferred Stock (the “Series A Preferred Stock”); and c) warrants to purchase up to 495,873 shares of common stock (the “Warrants”). The Company also offered up to 158,730 shares of common stock issuable upon conversion of the Series A Preferred Stock and 495,873 shares of common stock in the event the Warrants are exercised. The Warrants have an initial exercise price of $8.26 per share, were not exercisable for nine months from the date of issuance, and an initial exercise term of 2.5 years from the date of issuance. The Company received approximately $3,124,000 in gross proceeds from the sale of these securities. Net proceeds after deducting the placement agent commissions, legal expenses and other offering expenses, and assuming no exercise of the Warrants, was $2,797,000. The Company retained Rodman & Renshaw, LLC as the exclusive placement agent for this offering, and paid them approximately $219,000 in placement agent commissions. On May 4, 2012, the investor converted 1,000 shares of the Series A Preferred Stock purchased in the transaction into 158,730 shares of common stock. On October 29, 2012, the Company entered into a side letter agreement with the holders of the Warrants to amend the terms of the Warrants. The holders of the Warrants agreed to waive certain net-cash settlement features contained in the Warrants in exchange for the Company’s agreement to a two-year extension of the expiration date of the Warrants. Accordingly, the expiration date of the Warrants was extended from October 25, 2014 to October 25, 2016.

On March 6, 2013, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Aegis Capital Corp. as representative of the underwriters, with respect to the issuance and sale by the Company of an aggregate of 1,071,429 shares of the Company’s common stock, $0.0001 par value (the “Shares”) in an underwritten public offering, at a price to the public of $2.80 per share. Pursuant to the Underwriting Agreement, the Company granted the underwriters a 45-day option to purchase up to an additional 160,714 shares at a price to the public of $2.80 per share. On March 12, 2013, the underwriters exercised their option and purchased 160,714 shares. The Company received $3,450,000 in gross proceeds from the sale of Shares, including the underwriters’ option, in the offering. Net proceeds after deducting the placement agent commissions, legal expenses and other offering expenses, and assuming no exercise of the Warrants, was $3,052,000. The Company also issued warrants to purchase 53,571 shares of the Company’s common stock with an initial exercise price per share equal to $3.50, which was 125% of the public offering price, to the underwriters in accordance with the Underwriting Agreement (the “Underwriters’ Warrants”). The Underwriters’ Warrants are exercisable from March 12, 2014 through March 12, 2016.

The Company currently anticipates that its cash and cash equivalents will be sufficient to meet its working capital requirements to continue its sales and marketing and research and development through at least April 1, 2014. However, in order to execute the Company’s long-term Microcyn® product development strategy and to penetrate new and existing markets, the Company may need to raise additional funds through public or private equity offerings, debt financings, corporate collaborations or other means.

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

NOTE 3 — Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Aquamed Technologies, Inc. (“Aquamed”), Oculus Technologies of Mexico S.A. de C.V. (“OTM”) and Oculus Innovative Sciences Netherlands, B.V. (“OIS Europe”) and Ruthigen, Inc (“Ruthigen”). All significant intercompany accounts and transactions have been eliminated in consolidation. Aquamed has no current operations.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Significant estimates and assumptions include reserves and write-downs related to receivables and inventories, the recoverability of long-lived assets, the valuation allowance relating to the Company’s deferred tax assets, valuation of equity and derivative instruments, debt discounts, and the estimated amortization periods of upfront product licensing fees received from customers.

Reclassifications

Certain prior period amounts have been reclassified for comparative purposes to conform to the fiscal 2013 presentation. These reclassifications have no impact on the Company’s previously reported consolidated net loss.

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

The selling prices of all goods that the Company sells are fixed, and agreed to with the customer, prior to shipment. Selling prices are generally based on established list prices. The Company does not customarily permit its customers to return any of its products for monetary refunds or credit against completed or future sales. The Company, from time to time, may replace expired goods on a discretionary basis. The Company records these types of adjustments, when made, as a reduction of revenue. Sales adjustments were insignificant during the years ended March 31, 2013 and 2012.

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

Product license revenue is generated through agreements with strategic partners for the commercialization of Microcyn® products. The terms of the agreements sometimes include non-refundable upfront fees. The Company analyzes multiple element arrangements to determine whether the elements can be separated. Analysis is performed at the inception of the arrangement and as each product is delivered. If a product or service is not separable, the combined deliverables are accounted for as a single unit of accounting and recognized over the performance obligation period.

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

The Company grants credit to its business customers, which are primarily located in Mexico, Europe and the United States. Collateral is generally not required for trade receivables. The Company maintains allowances for potential credit losses. At March 31, 2013, one customer represented 34%, one customer represented 26%, and one customer represented 15% of the net accounts receivable balance. At March 31, 2012, one customer represented 13% and two customers each represented 12% of the net accounts receivable balance.  During the year ended March 31, 2013, one customer represented 25%, and one customer represented 13%, respectively, of net revenues.  During the year ended March 31, 2012, one customer represented 26% of net revenues.

Accounts Receivable

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts, and sales returns. Estimates for cash discounts and sales returns are based on analysis of contractual terms and historical trends.

The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Other factors that the Company considers include its existing contractual obligations, historical payment patterns of its customers and individual customer circumstances, an analysis of days sales outstanding by customer and geographic region, and a review of the local economic environment and its potential impact on government funding and reimbursement practices. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts at March 31, 2013 and 2012 represents probable credit losses in the amounts of $22,000 and $52,000, respectively.

Inventories

Inventories are stated at the lower of cost, cost being determined on a standard cost basis (which approximates actual cost on a first-in, first-out basis), or market.

Due to changing market conditions, estimated future requirements, age of the inventories on hand and production of new products, the Company regularly reviews inventory quantities on hand and records a provision to write down excess and obsolete inventory to its estimated net realizable value. The Company recorded reserves to reduce the carrying amounts of inventories to their net realizable value in the amounts of $170,000 and $105,000 at March 31, 2013 and 2012, respectively, which is included in cost of product revenues on the Company’s accompanying consolidated statements of comprehensive loss.

Fair Value of Financial Assets and Liabilities

Financial instruments, including cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued liabilities are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments. The fair value of capital lease obligations and equipment loans approximates their carrying amounts as a market rate of interest is attached to their repayment. The Company measures the fair value of financial assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. The Company uses three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Financial liabilities measured at fair value on a recurring basis are summarized below:

Fair Value Measurements at March 31, 2013 Using
	Total March 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
Liabilities:
Derivative liability - warrants	$–	$–	$–	$–

	Fair Value Measurements at March 31, 2012 Using
	Total March 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
Liabilities:
Derivative liability - warrants	$55	$–	$–	$55

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

A significant decrease in the volatility or a significant decrease in the Company’s stock price, in isolation, would result in a significantly lower fair value measurement. Changes in the values of the derivative liabilities are recorded in “(Loss) gain due to change in fair value of derivative liabilities” in the Company’s condensed consolidated statements of comprehensive loss.

As of March 31, 2013, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

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

When circumstances indicate that an impairment may have occurred, the Company tests such assets for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of such assets and their eventual disposition to their carrying amounts. In estimating these future cash flows, assets and liabilities are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other such groups. If the undiscounted future cash flows are less than the carrying amount of the asset, an impairment loss, measured as the excess of the carrying value of the asset over its estimated fair value, will be recognized. The cash flow estimates used in such calculations are based on estimates and assumptions, using all available information that management believes is reasonable.  During the years ended March 31, 2013 and 2012, the Company had noted no indicators of impairment.

Research and Development

Research and development expense is charged to operations as incurred and consists primarily of personnel expenses, clinical and regulatory services and supplies. For the years ended March 31, 2013 and 2012, research and development expense amounted to $2,223,000 and $1,981,000, respectively.

Advertising Costs

Advertising costs are expensed are incurred. Advertising costs amounted to $91,000 and $177,000, for the years ended March 31, 2013 and 2012, respectively. Advertising costs are included in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive loss.

Shipping and Handling Costs

The Company classifies amounts billed to customers related to shipping and handling in sale transactions as product revenues. Shipping and handling costs incurred are recorded in cost of product revenues. For the years ended March 31, 2013 and 2012, the Company recorded revenue related to shipping and handling costs of $116,000 and $70,000, respectively.

Foreign Currency Reporting

The Company’s subsidiary, OTM, uses the local currency (Mexican Pesos) as its functional currency and its subsidiary, OIS Europe, uses the local currency (Euro) as its functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date, and revenue and expense accounts are translated at average exchange rates during the period. Resulting translation adjustments were recorded in accumulated other comprehensive loss in the accompanying consolidated balance sheets at March 31, 2013 and March 31, 2012.

Foreign currency transaction gains (losses) relate primarily to trade payables and receivables between subsidiaries OTM and OIS Europe. These transactions are expected to be settled in the foreseeable future. The Company recorded foreign currency transaction gains of $11,000 and $26,000 for the years ended March 31, 2013 and 2012, respectively. The related gains were recorded in other expense, net, in the accompanying consolidated statements of comprehensive loss.

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

Tax benefits claimed or expected to be claimed on a tax return are recorded in the Company’s consolidated financial statements. A tax benefit from an uncertain tax position is only recognized if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Uncertain tax positions have had no impact on the Company’s consolidated financial condition, results of comprehensive loss or cash flows.

Comprehensive Loss

Other comprehensive loss includes all changes in stockholders’ equity during a period from non-owner sources and is reported in the consolidated statement of changes in stockholders’ equity (deficiency). To date, other comprehensive loss consists of changes in accumulated foreign currency translation adjustments. Accumulated other comprehensive losses at March 31, 2013 and 2012 were $2,991,000 and $3,053,000, respectively.

Net Loss Per Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic net loss per share for the years ended March 31, 2013 and 2012 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	Year Ended March 31,
	2013	2012
	(In thousands)
Anti-dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:
Options to purchase common stock	975	895
Warrants to purchase common stock	1,318	1,213
	2,293	2,108

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company classifies common stock purchase warrants and other free standing derivative financial instruments as equity if the contracts (i) require physical settlement or net-share settlement or (ii) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (iii) contain reset provisions as either an asset or a liability. The Company assesses classification of its freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company determined that its freestanding derivatives, which principally consist of warrants to purchase common stock, satisfied the criteria for classification as equity instruments, other than certain warrants that contained reset provisions and certain warrants that required net-cash settlement that the Company classified as derivative liabilities as more fully described in Note 10.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This guidance improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income.  In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. ASU No. 2011-12 defers the requirement that companies present reclassification adjustments for each component of AOCI in both net income and OCI on the face of the financial statements. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements.  While the adoption of this standard required the Company to change the format of its consolidated financial statements, it did not have a material impact on the Company’s consolidated financial position and results of operations.

Accounting standards that have been issued or proposed by the FASB, SEC and/or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 4 — Accounts Receivable

Accounts receivable consists of the following (in thousands):

	March 31,
	2013	2012
Accounts receivable	$1,729	$2,203
Less: allowance for doubtful accounts	(22)	(52)
	$1,707	$2,151

Allowance for doubtful accounts activities are as follows (in thousands):

Year Ended March 31	Balance at Beginning of Year	Additions Charged to Operations	Deductions Write-Offs	Balance at End of Year

2012	$62	$2	$(12)	$52
2013	$52	$33	$(63)	$22

NOTE 5 — Inventories

Inventories consist of the following (in thousands):

	March 31,
	2013	2012
Raw materials	$835	$558
Finished goods	327	500
	1,162	1,058
Less: inventory allowances	(170)	(105)
	$992	$953

Reserve for obsolete inventories activities are as follows (in thousands):

Year Ended March 31	Balance at Beginning of Year	Additions Charged to Cost of Product Revenues	Deductions Write-Offs	Balance at End of Year
2012	$158	$61	$(114)	$105
2013	$105	$85	$(20)	$170

NOTE 6 — Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,
	2013	2012
Prepaid expenses	$784	$431
Value Added Tax receivable	1	8
Other current assets	150	66
	$935	$505

NOTE 7 — Property and Equipment

Property and equipment consists of the following (in thousands):

	March 31,
	2013	2012
Manufacturing, lab, and other equipment	$2,731	$2,666
Office equipment	356	334
Furniture and fixtures	78	55
Leasehold improvements	282	269
	3,447	3,324
Less: accumulated depreciation and amortization	(2,647)	(2,518)
	$800	$806

Depreciation and amortization expense amounted to $268,000 and $326,000 for the years ended March 31, 2013 and 2012, respectively.

During the year ended March 31, 2013, the Company incurred losses on the disposal of property and equipment in the amount of $2,000.  This amount was recorded within operating expenses in the accompanying consolidated statements of comprehensive loss.

NOTE 8 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,
	2013	2012
Salaries and related costs	$455	$547
Professional fees	141	155
Value Added Tax payable	56	121
Other	51	21
	$703	$844

NOTE 9 — Long-Term Debt

On August 29, 2009, the Company entered into a note agreement for principal amounting to $100,000 with an interest rate of 2.90% per annum. This instrument was issued in connection with financing an automobile. The note is payable in monthly installments of $1,800 through August 29, 2014.  During each of the years ended March 31, 2013 and 2012, the Company made principal payments on this note in the amount of $20,000. During the years ended March 31, 2013 and 2012, the Company made interest payments related to this note in the amounts of $1,000 and $2,000, respectively. The remaining balance of this note amounted to $30,000 at March 31, 2013, of which $21,000 is included in the current portion of long-term debt in the accompanying consolidated balance sheet.

On October 7, 2009, the Company entered into a note agreement for principal amounting to $57,000 with an interest rate of 1.0% per annum. This instrument was issued in connection with financing an automobile. The note is payable in monthly installments of $900 through October 26, 2014.  During each of the years ended March 31, 2013 and 2012, the Company made principal payments on this note in the amount of $11,000.  During the years ended March 31, 2013 and 2012, the Company made interest payments related to this note in the amounts of $200 and $300, respectively. The remaining balance of this note amounted to $18,000 at March 31, 2013, of which $11,000 is included in the current portion of long-term debt in the accompanying consolidated balance sheet.

On August 12, 2010, the Company entered into a note agreement for $40,000 with an interest rate of 11.99% per year. This instrument was issued in connection with the financing of an automobile. During the years ended March 31, 2013 and 2012, the Company made interest payments related to this note in the amounts of $2,700 and $3,500, respectively. During the years ended March 31, 2013 and 2012, the Company made principal payments related to this note in the amounts of $7,000 and $6,000, respectively. The remaining balance of this note amounted to $19,000 at March 31, 2013, of which $7,000 is included in the current portion of long-term debt in the accompanying consolidated balance sheet.

On November 30, 2010, the Company entered into a note agreement for $27,000 with an interest rate of 8.90% per year. This instrument was issued in connection with the financing of an automobile. During the years ended March 31, 2013 and 2012, the Company made interest payments related to this note in the amount of $1,700 and $2,000, respectively. During each of the years ended March 31, 2013 and 2012, the Company made principal and interest payments related to this note in the amount of $5,000. The remaining balance of this note amounted to $16,000 at March 31, 2013, of which $6,000 is included in the current portion of long-term debt in the accompanying consolidated balance sheet.

On February 25, 2012, the Company entered into a note agreement for $141,000 with an interest rate of 4.76% per annum. This instrument was issued in connection with financing insurance premiums. The note is payable in monthly installments of $20,400 with the final payment on October 25, 2012. During the year ended March 31, 2013, the Company made principal and interest payments of $141,000 and $2,000, respectively.

On February 25, 2013, the Company entered into a note agreement for $155,000 with an interest rate of 4.81% per annum. This instrument was issued in connection with financing insurance premiums. The note is payable in monthly installments of $22,500 with the final payment on August 25, 2013. During the year ended March 31, 2013, the Company made principal and interest payments of $44,000 and $1,000, respectively. The remaining balance of this note amounted to $110,000 at March 31, 2013, which $6,000 is included in the current portion of long-term debt in the accompanying consolidated balance sheet.

Venture Lending & Leasing V, Inc. and Venture Lending & Leasing VI, Inc.

On May 1, 2010, the Company entered into a loan and security agreement and a supplement to the loan and security agreement with Venture Lending & Leasing V, Inc. (“VLL5”) to borrow up to an aggregate of $3,000,000 (collectively, the “VLL5 Agreements”). On May 3, 2010, the Company borrowed $2,000,000 on the first tranche and on November 17, 2010, the Company borrowed $1,000,000 on the second tranche.  The loan is secured by all assets of the Company excluding intellectual property under certain circumstances. Related to the first tranche, the Company made eight monthly interest-only payments of $16,660 through December 1, 2010. Thereafter, the Company began making interest and principal payments of $75,000 per month through June 1, 2013. Related to the second tranche, the Company paid monthly interest only payments of $8,330 through May 1, 2012. Thereafter, the Company began making interest and principal payments of $37,500 per month through November 1, 2013. Additionally, the Company will make a final balloon payment related to the first tranche of $132,000 on June 1, 2013, and will make a final balloon payment related to the second tranche of $66,000 on November 1, 2013. The effective interest rate on the first and second tranche is 13.3%.  During the years ended March 31, 2013 and 2012, the Company made interest payments of $179,000 and $317,000, respectively.  During the years ended March 31, 2013 and 2012, the Company made principal payments of $1,171,000 and $974,000, respectively.

In connection with the VLL5 Agreements, the Company issued two warrants to Venture Lending & Leasing V, LLC, a Delaware limited liability company (“LLC5”), which, in the aggregate, had a total put option cash value of $750,000 (the “VLL5 Warrants”). The $750,000 cash value of the VLL5 Warrants was recorded as a cash settlement liability and a corresponding amount of $750,000 was recorded as a discount on the note payable.  The discount is being accreted to non-cash interest expense over the term of the loan using the effective interest method.  During the years ended March 31, 2013 and 2012, the Company recorded $255,000 and $237,000, respectively, of non-cash interest expense related to the loans. The remaining balance of the discount on the loans amounted to $98,000 at March 31, 2013. The remaining balance of the loans amounted to $694,000 at March 31, 2013, which is included in the current portion of long-term debt, net of debt discount in the Company’s accompanying consolidated balance sheet.

On June 29, 2011, the Company entered into a loan and security agreement and a supplement to the loan and security agreement with Venture Lending & Leasing VI, Inc. (“VLL6”) to borrow up to an aggregate of up to $2,500,000 (collectively, the “VLL6 Agreements”).  The VLL6 Agreements provided for a first tranche of $1,500,000 and, upon meeting certain financial milestones, a second tranche of $1,000,000. The loan is secured by the assets of the Company including intellectual property. On June 29, 2011, the Company borrowed $1,500,000 on the first tranche. On September 30, 2011, the Company met the financial milestones to borrow the second tranche. On November 10, 2011, the Company borrowed the second tranche. The cash interest or “streaming” rate on the loan is 10%. In connection with the first tranche, for the first nine months, the Company made monthly interest-only payments set at $12,500 through March 1, 2012. The Company now makes principal and interest payments of $56,250 per month through September 1, 2014. Additionally, the Company will make a final balloon payment of $116,505 on September 29, 2014. In connection with the second tranche, for the first nine months, the Company made monthly interest-only payments set at $8,333 through August 31, 2012. The Company now makes principal and interest payments of $37,500 per month through February 1, 2015. Additionally, the Company will make a final balloon payment of $77,670 on February 1, 2015, resulting in an effective interest rate of 13%. During the years ended March 31, 2013 and 2012, the Company made interest payments of $295,000 and $155,000, respectively. During the year ended March 31, 2013, the Company made principal payments of $684,000.

In connection with the VLL6 Agreements, the Company issued a warrant to Venture Lending & Leasing VI, LLC (“LLC6”) for the purchase of 32,332 shares of its common stock at a purchase price per share equal to $11.592. Once the Company became eligible to draw the second tranche of the loan, the Company was required to issue a second warrant to LLC6 with coverage equal to $62,500 for the purchase of additional shares of the Company’s common stock at a strike price equal to the 10-day volume-weighted average price (“VWAP”) ending on the trading day prior to the date the Company satisfied the second tranche milestones. On September 30, 2011, the Company met the second tranche milestones and the Company issued the second warrant for the purchase of 5,586 shares of its common stock at a purchase price per share equal to $11.189. On November 10, 2011, the Company borrowed the second tranche and therefore the Company became obligated to issue a third warrant to LLC6 with coverage equal to $62,500 for the purchase of additional shares of its common stock at a strike price equal to the 10-day VWAP ending on the trading day prior to the borrowing date of the second tranche. In connection with borrowing the second tranche, the Company issued the third warrant for the purchase of 5,884 shares of our common stock at a purchase price per share equal to $10.623. The three warrants issued to LLC6 are hereinafter collectively referred to as the “VLL6 Warrants,” and had a total put option cash value, in the aggregate, of $1,250,000. The Company recorded the $1,250,000 cash value of the VLL6 Warrants as a cash settlement liability and a corresponding amount of $1,250,000 was recorded as a discount on the note payable. The discount is being accreted to non-cash interest expense over the term of the loan using the effective interest method. For the year ended March 31, 2013 and 2012, the Company recorded $369,000 and $211,000 of non-cash interest related to the loan, respectively. The remaining balance of the discount on the loan amounted to $670,000 at March 31, 2013.  The remaining balance of the loan amounted to $1,817,000 at March 31, 2013, of which $931,000 is included in the current portion of long-term debt in the Company’s accompanying consolidated balance sheet.

On October 30, 2012, the Company entered into respective letter agreements with VLL5 and VLL6 to amend the repayment terms of its outstanding debt obligations. Prior to the execution of these agreements, LLC5 and LLC6 held an aggregate of 79,517 warrants (adjusted for the reverse stock split effective April 1, 2013) to purchase common stock, which, in the aggregate, had a total put option cash value of $2,000,000 (the “Cash Settlement Liability”) and was included in long term liabilities on the Company’s consolidated balance sheets.

On that same day, the Company also entered into a stock purchase agreement with LLC5 and LLC6 (together with LLC5, collectively referred to as “WTI”) for the issuance to WTI of shares of its common stock having an aggregate grant date fair market value of $3,500,000, or approximately $5.67 per post-split share, in exchange for LLC5’s agreement to surrender the VLL5 Warrants, and LLC6’s agreement to surrender the VLL6 Warrants, and the surrender by WTI of the accompanying Cash Settlement Liability. Accordingly, on November 1, 2012, the Company issued an aggregate of 617,284 restricted shares of its post-split common stock (the “Shares”) to WTI, pursuant to the terms of the stock purchase agreement. The VLL5 Warrants and the VLL6 Warrants were surrendered on October 30, 2012.

If at any time between October 30, 2012 through either March 31, 2014 or July 31, 2015 (the “Settlement Dates”) WTI sells the Shares, then the proceeds from the sale of the Shares will be applied as follows (the “Grace Period”):

(a)	If and when the Shares are sold by WTI during the Grace Period, the fair value of the proceeds received will be retained by WTI as consideration for surrendering the Cash Settlement Liability, up to a maximum value of $2,000,000.

(b)	If and when the Shares are sold by WTI during the Grace Period, any additional proceeds received from the sale of the Shares in excess of $2,000,000 (approximately $3.22 per share) but up to $3,500,000 (approximately $5.67 per share) will be applied by WTI as a prepayment of a portion of the then outstanding debt based on the terms of the stock purchase agreement.

(c)	If and when the Shares are sold by WTI during the Grace Period, any additional proceeds received from the sale of the Shares in excess of $3,500,000 (approximately $5.67 per share) up to $4,500,000 (approximately $7.28 per share) shall be the sole possession and property of WTI, in accordance with the terms of the stock purchase agreement.

(d)	If the Shares are sold by WTI during the Grace Period for value in excess of $4,500,000 (approximately $6.72 per share), 50% of the amount of the proceeds in excess of the $4,500,000 will be the sole possession and property of WTI and 50% of the amount of the proceeds shall be applied as a prepayment of a portion of the then outstanding debt based on the terms of the stock purchase agreement.

(e)	If the Shares are sold by WTI during the Grace Period for value less than $2,000,000 (approximately $3.22 per share), the Company is required to make a cash payment to WTI until the total Cash Settlement Liability of $2,000,000 has been recovered (“Cash Shortfall”).

If the Shares are not sold during the Grace Period, then the then fair value of the stock is to be determined at either of the Settlement Dates and the repayment of the Cash Settlement Liability, prepayment of outstanding, distribution of gains from the sale of the Shares, or calculation of the Cash Shortfall will consummate.

On October 30, 2012, upon the issuance of the Shares, the Company recorded a prepayment of $2,000,000 and $1,500,000 net against the Cash Settlement Liability and the outstanding notes payable, respectively, on that date.

At March 31, 2013, the Shares had not yet been sold by WTI and the fair value of the Shares at March 31, 2013 amounted to $1,901,000 (approximately $3.08 per share). Accordingly, in connection with the decrease in fair market value of the Shares, the Company recorded a loss on the fair value in the amount of $1,599,000, which is included in the accompanying consolidated statements of comprehensive loss for the year ended March 31, 2013. The fair value of the Shares will continue to be marked to market with any gain or loss recorded in the statement of comprehensive loss until either the Shares are sold by the holder or the Settlement Dates, whichever is earlier. As of March 31, 2013, the net Cash Settlement Liability was $99,000, of which $37,000 is included in the current portion of the Cash Settlement Liability on the accompanying consolidated balance sheet.  The $1,901,000 fair value of the Shares has been recorded as a prepayment against the Cash Settlement Liability as of March 31, 2013.

A summary of principal payments due in years subsequent to March 31, 2013 for long-term debt, including owed to VLL5 and VLL6, is as follows (in thousands):

For Years Ending March 31,
2014	1,780
2015	916
2016	8
Total principal payments	2,704
Less: current portion	(1,780)
Long-term portion	$924

NOTE 10 — Derivative Liability

Warrants Issued in Conjunction with the Company’s August 13, 2007 Private Placement

The Company deems financial instruments which do not have fixed settlement provisions to be derivative instruments. The common stock purchase warrants issued with the Company’s August 13, 2007 private placement, and the common stock purchase warrants issued to the placement agent in the transaction, do not have fixed settlement provisions because their exercise prices may be lowered if the Company issues securities at lower prices in the future. The Company was required to include the reset provisions in order to protect the warrant holders from the potential dilution associated with future financings. At issuance, the warrants were recognized as equity instruments and have since been re-characterized as derivative liabilities. Accordingly, the warrant obligations were adjusted to fair value at the end of each reporting period with the change in value reported in the consolidated statement of comprehensive loss. Such fair values were estimated using the Black-Scholes valuation model. Although the Company determined the common stock warrants include an implied down-side protection feature, it performed a Monte-Carlo simulation and concluded that the value of the feature is de minimis between the two models and the use of the Black-Scholes valuation model is considered to be a reasonable method to value the warrants. The Company will continue to adjust the derivative liability for changes in fair value until the earlier of the exercise, at which time the liability will be reclassified to stockholders’ equity (deficiency), or expiration of the warrants.

On February 13, 2013, the stock purchase warrants issued with the August 13, 2007 private placement expired. Accordingly, the Company has decreased the derivative liability by $55,000, from the amount reported on March 31, 2012, to reflect the expiration of the warrants and related change in fair value. This amount is included as a gain due to the change in the fair value of derivative liabilities in the accompanying consolidated statement of comprehensive loss for the year ended March 31, 2013.

Warrants Issued in Conjunction with the Company’s April 22, 2012 Registered Direct Offering

The Company deems financial instruments which require net-cash settlement as either an asset or a liability. The common stock purchase warrants issued in conjunction with the Company’s April 22, 2012 registered direct offering originally contained a net-cash settlement feature which gave the warrant holder the right to net-cash settlement in the event certain transactions occur. Pursuant to the terms of the original warrants, if such a transaction occurred the warrant holder would be entitled to a net-cash settlement value calculated using the Black-Scholes valuation model using an expected volatility equal to the greater of 100% and the 100 day volatility obtained from the HVT function on Bloomberg, an expected term equal to the remaining term of the warrants, and applicable risk-free interest rate corresponding to the U.S. Treasury. On October 29, 2012, the Company entered into a side letter agreement with the holders of the warrants and the parties agreed to amend the terms of the warrants to eliminate the net-cash settlement feature contained in the warrants and extended the expiration date of the warrants by two years. Subsequent to the execution of the side letter agreement, the Company adjusted the fair value of the warrants to the modified fair value and recorded a $298,000 gain. Additionally, the Company recorded a $382,000 loss due to the incremental fair value adjustment resulting from the modification of the warrants from the April 2012 offering. Subsequent to the Company’s entry into the side letter agreement, the Company reclassified the fair value of the warrants of $1,636,000 from a liability to additional paid-in capital as classified on the accompanying March 31, 2013 consolidated balance sheet.

The derivative liability relating to the warrants with net-cash settlement provisions were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	Modification Incremental Fair Value October 30, 2012	Pre-modification October 30, 2012	April 22, 2012
Expected life	4.00 years	2.00 years	2.50 years
Risk-free interest rate	0.74%	0.30%	0.40%
Dividend yield	0.00%	0.00%	0.00%
Volatility	89%	100%	100%
Warrants outstanding	495,874	495,874	495,874
Fair value of warrants	$1,636,000	$1,254,000	$2,347,000

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Year Ended March 31,
	2013	2012
Beginning balance	$(55)	$(337)
Fair value of warrants issued	(2,347)	–
Mark to market net unrealized gain	1,148	282
Incremental fair value adjustment due to modification	(382)	–
Reclassification to additional paid in capital	1,636	–
Ending balance	$–	$(55)

NOTE 11 — Commitments and Contingencies

Lease Commitments

On October 10, 2012, the Company entered into Amendment No. 7 to its property lease agreement, extending the lease on its Petaluma, California facility to September 30, 2017. Pursuant to the amendment, in exchange for certain improvements on the building, the Company agreed to increase the lease payment from $10,380 to $11,072 per month.

On October 31, 2011, the Company leased approximately 1,800 square feet of office and manufacturing space in Sacramento, California. On August 30, 2012, the Company entered into an amendment to its lease dated October 31, 2011 for the property located at 3045 65th Street, Suite 13, Sacramento, California 95820, to amend the lease to include a 3,000 square foot industrial unit located at 3021 65th Street, Sacramento, California, and to extend the lease on both properties to October 31, 2013. The total rent for both properties is $2,610 per month.

Minimum lease payments for non-cancelable operating leases are as follows (in thousands):

For Years Ending March 31,
2014		$327
2015		286
2016	`	171
2017		135
2018		66
Total minimum lease payments		$985

Rental expense amounted to $392,000 and $431,000 for the years ended March 31, 2013 and 2012, respectively and is recorded in the accompanying consolidated statement of comprehensive loss.

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

The Company, from time to time, is involved in legal matters arising in the ordinary course of its business including matters involving proprietary technology. While management believes that such matters are currently not material, there can be no assurance that matters arising in the ordinary course of business for which the Company is or could become involved in litigation, will not have a material adverse effect on its business, financial condition or results of comprehensive loss.

Employment Agreements

As of March 31, 2013, the Company had employment agreements in place with five of its key executives. The agreements provide, among other things, for the payment of nine to twenty-four months of severance compensation for terminations under certain circumstances. With respect to these agreements, at March 31, 2013, potential severance amounted to $1,918,000 and aggregated annual salaries amounted to $1,360,000.

Related Party Agreements

On January 26, 2009, the Company entered into a commercial agreement with VetCure, Inc., a California corporation, to market and sell the Company’s Microcyn® Technology-based animal healthcare products branded as Vetericyn®. VetCure, Inc. later changed its name to Vetericyn, Inc.. This agreement was amended on February 24, 2009, July 24, 2009, June 1, 2010, and November 1, 2010. Pursuant to the agreement, the Company provides Vetericyn, Inc. with bulk product and Vetericyn, Inc. bottles, packages, and sells Microcyn® Technology-based animal healthcare products branded as Vetericyn®. The Company receives a fixed amount for each bottle of Vetericyn® sold by Vetericyn, Inc.

On September 15, 2009, the Company entered a commercial agreement with V&M Industries, Inc., a California corporation, to market and sell certain of the Company’s Microcyn® over-the-counter liquid and gel products. V&M Industries, Inc. subsequently changed its name to Innovacyn, Inc. On June 1, 2010, September 1, 2010, and November 1, 2010, the Company amended this agreement granting Innovacyn, Inc. the exclusive right to sell certain of its over-the-counter products.

Additionally, on July 1, 2011, Vetericyn, Inc. and Innovacyn, Inc. began to share profits with the Company related to the Vetericyn® and Microcyn® over-the-counter sales with Vetericyn, Inc. and Innovacyn, Inc., resulting in about a 30% royalty of net revenue. During the years ended March 31, 2013 and 2012, the Company recorded revenue related to these agreements in the amounts of $3,906,000 and $3,367,000, respectively. The revenue is recorded in product revenues in the accompanying consolidated statements of comprehensive loss. At March 31, 2013 and 2012, the Company had outstanding accounts receivable of $264,000 and $290,000, respectively, related to Innovacyn, Inc.

Commercial Agreements

On May 8, 2007, and June 11, 2007, the Company entered into separate commercial agreements with two unrelated customers granting such customers the exclusive right to sell the Company’s products in specified territories or for specified uses. Both customers are required to maintain certain minimum levels of purchases of the Company’s products in order to maintain the exclusive right to sell the Company’s products. Non-refundable up-front payments amounting to $625,000 were paid under these agreements and were recorded as deferred revenue. On April 16, 2010, the Company terminated the exclusive agreement with one of the customers.  Accordingly, during the year ended March 31, 2012, the Company recorded as revenue the remaining balance of the unamortized upfront fees which amounted to $210,000.  On September 16, 2012, the Company terminated the exclusive agreement with the other customer.  Accordingly, during the year ended March 31, 2013, the Company recorded as revenue the remaining balance of the unamortized upfront fees which amounted to $160,000. These amounts were included in product licensing fees in the accompanying consolidated statements of comprehensive loss.

On February 14, 2011, the Company entered into a Product Option Agreement with an Amneal Enterprises alliance member, AmDerma Pharmaceuticals, LLC (“AmDerma”).  The Company plans to use its proprietary Microcyn® technology to develop a prescription pharmaceutical product for the treatment of acne in connection with AmDerma (the “Future Acne Product”). Pursuant to the Agreement, the Company sold the option to exclusively sell and distribute the Future Acne Product to AmDerma for a one-time non-refundable payment of $500,000. On June 23, 2011, AmDerma exercised its option to license rights to the drug candidate. On June 21, 2012, the Company finalized a collaboration agreement with AmDerma (the “Collaboration Agreement”). Pursuant to the Collaboration Agreement, AmDerma is responsible for the development of a Microcyn-based acne drug candidate in the United States, including all activities required to gain regulatory approvals. AmDerma will also be responsible for all costs. Additionally, within one year of the first commercial sale by AmDerma, AmDerma shall identify at least one secondary indication that AmDerma will develop. If AmDerma declines to pursue such secondary indication, then the right to develop such secondary indication will revert back to the Company. The Company granted AmDerma an exclusive, royalty-bearing perpetual license in the United States and India, with the right to sublicense and subcontract in certain circumstances, and a right of first refusal to expand the territory of the license to include the European Union, Canada, Brazil, and Japan. The Company retained rights to the “rest of world.” Pursuant to the Collaboration Agreement, $250,000 of the upfront payment will be applied against a future milestone in the transaction and is recorded as deferred revenue in the March 31, 2013 accompanying consolidated balance sheet. The remaining $250,000 of the upfront payment was earned and recognized as revenue during the year ended March 31, 2013.

On June 26, 2011, the Company entered into an agreement with Shanghai Sunvic Technology Co. Ltd., a distributor in China, to sell certain of its gel products, which are currently sold under the product name “Microcyn” in the United States, into the People’s Republic of China. The initial term of the contract is for five years and is cancellable if certain conditions are not met. The non-refundable upfront fee was amortized on a straight line basis over the first contract year which began on the date approval was obtained for commercial sale of the product, or April 13, 2012.  During the year ended March 31, 2013, the Company recorded revenue of $338,000 related to the upfront fee which is included in product licensing fees in the accompanying consolidated statement of comprehensive loss.   In order to maintain exclusivity in subsequent years, the distributor will need to meet minimum purchase requirements each contract year. The initial term of the contract is for five years, and the contract is cancellable if certain conditions are not met.

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

The Company will recognize the $5,100,000 related to the License Agreement and the Distribution Agreement as revenue on a straight line basis consistent with the Company’s historical experience with contracts with similar terms, which is typically over three to five years of the contract. Additionally, the Company capitalized $214,000 of its transaction costs related to the License Agreement and the Distribution Agreement, which will be amortized by the Company as expense on a straight line basis consistent with the related revenue recognition practices. At March 31, 2013, the Company had outstanding accounts receivable of $580,000 due from More Pharma. During year ended March 31, 2013, the Company recognized $932,000 related to the amortization of the upfront fees received in the transaction. Additionally, during the year ended March 31, 2013, the Company recognized $39,000 as expense related to the transaction costs of the transaction. The Company recognizes product sales on a sell-through basis as More Pharma sells products through to its customers.

Other Matters

NASDAQ Listing Matters

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

On November 1, 2012, the Company disclosed it achieved a stockholders’ equity of approximately $4,500,000 on a pro forma basis as of September 30, 2012, as a result of its entry into two transactions on October 29, 2012, and October 30, 2012. In the first transaction, on October 29, 2012, the Company agreed to amend a warrant held by two of its investors to remove a provision in the warrant that contained certain cash-settlement features in exchange for extending the expiration date of the warrant by two years. This transaction increased the Company’s stockholders’ equity by approximately $1,500,000. In the second transaction on October 30, 2012, the Company agreed to issue $3,500,000 of common stock to its primary lender, who agreed to reduce the Company’s debt liability in connection with the potential sale of these common shares. Initially, the issuance of these restricted common shares to the Company’s lender increased the Company’s stockholders’ equity by approximately $3,500,000. On November 9, 2012, the Company was notified by NASDAQ that, based upon its Form 8-K disclosures filed November 1, 2012 and November 5, 2012 and its financial forecast as supplied to NASDAQ and dated November 6, 2012, the staff of NASDAQ has determined that the Company complies with NASDAQ Listing Rule 5550(b)(1), which requires the Company to maintain a minimum stockholders’ equity requirement of $2,500,000 for continued listing on The NASDAQ Capital Market.

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

Although the Company failed to regain compliance with Listing Rule 5550(a)(2) by December 18, 2012, it appealed NASDAQ’s delisting determination to a NASDAQ Hearings Panel on February 21, 2013. On February 27, 2013, the NASDAQ Hearings Panel notified the Company that the Panel granted the Company’s request for continued listing on The NASDAQ Capital Market, subject to the following conditions: 1) on or before April 15, 2013, the Company must evidence a closing bid price of $1.00 or more for its common stock for a minimum of ten prior consecutive trading days; and 2) the Company must demonstrate continued compliance with all requirements for continued listing on The NASDAQ Capital Market.

A Special Meeting of the Company’s Stockholders was held on March 22, 2013. At the Special Meeting, the Company’s stockholders approved a proposal that authorized its Board of Directors, in its discretion, to effect a reverse stock split by a ratio of not less than 1-for-3 and not more than 1-for-7 of the Company’s outstanding common stock. On the same day, at a special board meeting, the Company’s Board of Directors approved the implementation of a reverse stock split and determined the appropriate reverse stock ratio to be a ratio of 1-for-7. On March 22, 2013, pursuant to board and stockholder approval, the Company filed a Certificate of Amendment to its Restated Certificate of Incorporation, as amended with the State of Delaware to effectuate the reverse stock split at a ratio of 1:7 of its outstanding common stock, with a legal effective date of March 29, 2013. The total number of authorized common stock which the Company shall have the authority to issue as set forth in its Restated Certificate of Incorporation, as amended was also proportionally decreased in conjunction with the reverse stock split. The marketplace effective date of the reverse stock split was April 1, 2013. On April 16, 2013, the Panel notified the Company that it had regained compliance with the applicable minimum bid price rule, as required by the Panel’s decision dated February 27, 2013, and the Company was is in compliance with all other applicable requirements set forth in the decision and required for listing on The NASDAQ Capital Market.

Ruthigen, Inc.

On January 18, 2013, the Company’s wholly owned subsidiary, Ruthigen, Inc., was incorporated in the State of Nevada. Ruthigen has established independent offices in Santa Rosa, California.

On June 6, 2013, the Company announced that it entered into two key agreements, which establish the license and supply as well as shared services with its wholly owned subsidiary, Ruthigen, an entity focused on the discovery, development, and commercialization of pharmaceutical-grade hypochlorous acid-based therapeutics. The Company expects to negotiate and enter into a third agreement (the “Separation Agreement”) governing other terms of its business relationship with Ruthigen. The effective date for all three agreements would be the closing date of Ruthigen’s proposed initial public offering, if any should occur.

License and Supply Agreement

Pursuant to the license and supply agreement, the Company agreed to exclusively license certain of its proprietary technology to Ruthigen to enable Ruthigen’s research and development and commercialization of the newly discovered RUT58-60, and any improvements to it, in the United States, Canada, European Union and Japan, referred to as the Territory, for certain invasive procedures in human treatment as defined in the license and supply agreement.

In addition, the license and supply agreement provides Ruthigen with the exclusive option, exercisable within the first five years following the effective date of the agreement, to expand the license to certain other therapeutic indications upon payment of a license expansion fee of $10 million within the first two years following the effective date of the agreement or, after the two–year period, the same fee plus certain out-of-pocket costs the Company may incur in developing products for any of the indications. Additionally, the Company will be prohibited from using the licensed proprietary technology to sell products that compete with Ruthigen’s products within the Territory, and Ruthigen cannot sell any device or product that competes with the Company’s products being sold or developed as of the effective date of the license and supply agreement.

Ruthigen will be required to make a total of $8,000,000 in payments to the Company based upon the completion of certain development and other future milestones, and at the time of drug approval, if any should occur, supplemented with royalty payments, which will vary between three percent and 20 percent, increasing upon achievement of various net annual sales thresholds and dependent upon the country of sale.

Shared Services Agreement

The Company also entered into a shared services agreement with Ruthigen that would take effect upon the completion of Ruthigen’s proposed initial public offering, if any should occur, pursuant to which it will provide Ruthigen with general services, including general accounting, human resources, laboratory personnel and shared R&D resources while Ruthigen plans to establish an independent facility and systems. As a wholly owned subsidiary of the Company, Ruthigen will be financed by the Company until the completion of the proposed initial public offering, if any should occur, and after such event, Ruthigen would become responsible for its own expenses.

Separation Agreement

The Company anticipates entering into the Separation Agreement with Ruthigen in the near future, which will set forth the terms of the separation of its business and its novel biotechnology business into two separate, publicly-traded companies (the “Separation”). In order to effect the Separation, the Company anticipates an initial public offering of Ruthigen’s common stock, after which it will hold certain shares of Ruthigen’s common stock. The Company anticipates the final terms of the Separation Agreement will outline such customary representations as indemnification, handing of employee matters and tax sharing, among other items.

NOTE 12 — Stockholders’ Equity (Deficiency)

Authorized Capital

The Company is authorized to issue up to 14,285,715 shares of common stock with a par value of $0.0001 per share and 5,000,000 shares of convertible preferred stock with a par value of $0.0001 per share.

Description of Common Stock

Each share of common stock has the right to one vote. The holders of common stock are entitled to dividends when funds are legally available and when declared by the board of directors.

April 2012 Registered Direct Offering

On April 22, 2012, the Company entered into agreements with certain investors to issue up to: a) 337,143 shares of common stock; b) 1,000 shares of Series A Preferred Stock; and c) warrants to purchase up to 495,873 shares of common stock. The Company also offered up to 158,730 shares of common stock issuable upon conversion of the Series A Preferred Stock. The Company received approximately $3,124,000 in gross proceeds from the sale of these securities. Net proceeds after deducting the placement agent commissions, legal expenses and other offering expenses, and assuming no exercise of the Warrants, was $2,797,000. The Company retained Rodman & Renshaw, LLC as the exclusive placement agent for this offering, and paid them $218,680 in placement agent commissions. Following the close of the transaction, one of the investors converted 1,000 shares of the Series A Preferred Stock purchased in the transaction into 158,730 shares of common stock.

In connection with the issuance of the Series A Preferred Stock, the Company determined the instrument contained a beneficial conversion feature at the date of issuance. This beneficial conversion feature amounted to $1,062,000 and was recorded as a deemed preferred dividend on the consolidated statement of statement of comprehensive loss for the year ended March 31, 2013.

The warrants issued with the offering have an initial exercise price of $8.26 per share, were not exercisable for nine months from the date of issuance, and had an initial exercise term of 2.5 years from the date of issuance. Additionally, the warrants initially contained a net-cash settlement feature which gave the warrant holder the right to net-cash settlement in the event certain transactions had occurred. Pursuant to the terms of the warrants, if such a transaction had occurred the warrant holder would have been entitled to a net-cash settlement value calculated using the Black-Scholes valuation model using specific volatility, expected term and risk-free interest rate assumptions, as further detailed in the warrants. On October 29, 2012, the Company entered into a side letter agreement with the holders of the warrants to amend the terms of the warrants. The holders of the warrants agreed to eliminate certain net-cash settlement features contained in the warrants in exchange for the Company’s agreement to a two-year extension of the expiration date of the warrants. Accordingly, the expiration date of the warrants was extended from October 25, 2014 to October 25, 2016 (Note 10).

March 2013 Underwritten Public Offering

On March 12, 2013, the Company closed an underwritten public offering of 1,232,143 shares of common stock at an offering price to the public of $2.80 per share, including an additional 160,715 shares of common stock to cover the underwriters’ over-allotment. The gross proceeds from this offering were $3,450,000, before deducting underwriting discounts and commissions and other estimated offering expenses of $399,000. The Company also issued warrants to the underwriters to purchase 53,571 shares of the Company’s common stock with an initial exercise price per share equal to $3.50, which was 125% of the public offering price. The underwriters’ warrants are exercisable from March 12, 2014 through March 12, 2016.

Common Stock Issued to Non-Employees For Services

On April 24, 2009, the Company entered into an agreement with Advocos LLC, a contract sales organization that serves as part of the Company’s sales force, for the sale of the Company’s wound care products in the United States. Pursuant to the agreement, the Company agreed to pay the contract sales organization a monthly fee and potential bonuses that will be based on achievement of certain levels of sales. The Company agreed to issue the contract sales organization cash or shares of common stock as compensation for its services. During the years ended March 31, 2013 and 2012, the Company issued 25,105 and 14,180 shares of common stock, respectively, in connection with this agreement. The Company has determined that the fair value of the common stock was more readily determinable than the fair value of the services rendered. Accordingly, the Company recorded the fair market value of the stock as compensation expense. During the years ended March 31, 2013 and 2012, the Company recorded $179,000 and $167,000 of expense related to this agreement, respectively. The expense was recorded as selling, general and administrative expense in the accompanying consolidated statements of comprehensive loss.

On December 17, 2009, the Company entered into an agreement with Windsor Corporation.  Windsor Corporation provides financial advisory services to the Company. Pursuant to the agreement, the Company agreed to pay Windsor Corporation, on a quarterly basis, cash or common stock as compensation for services provided.  The Company determined that the fair value of the common stock was more readily determinable than the fair value of the services rendered. Accordingly, the Company recorded the fair market value of the stock as compensation expense. During the years ended March 31, 2013 and 2012, the Company issued 12,232 and 11,878 shares of common stock, respectively.  During the years ended March 31, 2013 and 2012, the Company recorded $120,000 and $135,000, respectively, of expense related to this agreement, of which $51,000 was paid with 12,232 shares of common stock. The expense was recorded as selling, general and administrative expense in the accompanying consolidated statement of comprehensive loss.

On April 1, 2012, the Company entered into an agreement with Netgain Financial, Inc., for providing financial advisory services. Pursuant to the agreement, the Company agreed to pay Netgain Financial, Inc. common stock as compensation for services provided.  The Company determined that the fair value of the common stock was more readily determinable than the fair value of the services rendered. Accordingly, the Company recorded the fair market value of the stock as compensation expense. During the year ended March 31, 2013 and 2012, the Company issued 42,857 and 10,714 shares of common stock in connection with this agreement, respectively.  During the year ended March 31, 2013 and 2012, the Company recorded $248,000 and $133,000 of expense related to this agreement, respectively. The expense was recorded as selling, general and administrative expense in the accompanying consolidated statements of comprehensive loss.

On September 4, 2012, the Company entered into an agreement with Worldwide Financial Marketing, Inc. for providing financial advisory services. Pursuant to the agreement, the Company agreed to pay Worldwide Financial Marketing, Inc. common stock as compensation for services provided. The Company determined that the fair value of the common stock was more readily determinable than the fair value of the services rendered. Accordingly, the Company recorded the fair market value of the stock as expense. During the year ended March 31, 2013, the Company issued 3,571 shares of common stock, in connection with this agreement. During the year ended March 31, 2013, the Company recorded $17,000 of expense related to this agreement. The expense was recorded as selling, general and administrative expense in the accompanying consolidated statements of comprehensive loss.

NOTE 13 — Stock-Based Compensation

1999, 2000, 2003 and 2004 Stock Option Plans

The Company’s 1999, 2000, 2003 and 2004 stock option plans (collectively, the “Plans”) became effective May 1999, June 2000, July 2003 and July 2004, respectively. The Plans provide for grants of both incentive stock options (ISOs) and non-qualified stock options (NSOs) to employees, consultants and directors.

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

2006 Stock Plan

On November 7, 2006, the board authorized and reserved 178,715 shares (adjusted for the reverse stock split effective April 1, 2013) for issuance under the Company’s 2006 Stock Incentive Plan, as amended (the “2006 Plan”), which was originally adopted by the board of directors on August 25, 2006. On December 14, 2006, the stockholders approved the Company’s 2006 Plan which became effective at the close of the Company’s initial public offering. The 2006 Plan was later amended and restated by a unanimous board resolution on April 26, 2007, and such amendments were subsequently approved by the stockholders.  On September 10, 2009, the Company’s shareholders approved a subsequent amendment of the 2006 Plan, as amended and restated, which authorized and reserved an additional 142,858 shares (adjusted for the reverse stock split effective April 1, 2013) for issuance under the 2006 Plan.

The 2006 Plan, as amended and restated, provides for the granting of incentive stock options to employees and the granting of nonstatutory stock options to employees, non-employee directors, advisors and consultants. The 2006 Plan also provides for grants of restricted stock, stock appreciation rights and stock unit awards to employees, non-employee directors, advisors and consultants.

In accordance with the 2006 Plan, as amended and restated, the stated exercise price may not be less than 100% and 85% of the estimated fair market value of common stock on the date of grant for ISOs and NSOs, respectively, as determined by the board of directors at the date of grant. With respect to any 10% stockholder, the exercise price of an ISO or NSO shall not be less than 110% of the estimated fair market value per share on the date of grant.

Options issued under the 2006 Plan, as amended and restated, generally have a ten-year term and generally become exercisable over a five-year period.

Shares subject to awards that expire unexercised or are forfeited or terminated will again become available for issuance under the 2006 Plan. No participant in the 2006 Plan, as amended and restated, can receive option grants, restricted shares, stock appreciation rights or stock units for more than 26,786 shares (adjusted for the reverse stock split effective April 1, 2013) in the aggregate in any calendar year.

The board initially authorized a total of 178,571 of the Company’s common stock shares (adjusted for the reverse stock split effective April 1, 2013) for issuance under the 2006 Plan, as amended and restated, in addition to automatic increases provided for in the 2006 Plan, as amended and restated, through August 25, 2016. The number of shares of the Company’s common stock reserved for issuance under the 2006 Plan, as amended and restated, will automatically increase, with no further action by the stockholders, at the beginning of each fiscal year by an amount equal to the lesser of (i) 1,750,000 shares; (ii) 5% of the outstanding shares of common stock of the Company on the last day of the immediately preceding year, or (iii) an amount determined by the Company’s board of the directors.

As provided under the 2006 Plan, the aggregate number of shares authorized for issuance as awards under the 2006 Plan automatically increased on April 1, 2012 by 207,199 shares (which number constitutes 5% of the outstanding shares on the last day of the year ended March 31, 2012).  The number of shares authorized for issuance will be subject to adjustment on April 1, 2013, in the board’s discretion.

2011 Stock Plan

On September 12, 2011, upon recommendation of the board, the stock holders approved the Company’s 2011 Stock Incentive Plan (the “2011 Plan”). The 2011 Plan is effective as of June 21, 2012.

The 2011 Plan provides for the grant of incentive stock options as defined in Section 422 of the Internal Revenue Code to employees, and the grant of non-statutory stock options and stock purchase rights to employees, non-employee directors, advisors and consultants. The 2011 Plan also permits the grant of stock appreciation rights, stock units and restricted stock.

The board has authorized 428,572 of the Company’s common stock for issuance under the 2011 Plan, in addition to automatic increases provided for in the 2011 Plan through April 1, 2021. The number of shares of the Company’s common stock reserved for issuance under the 2011 Plan will automatically increase, with no further action by the stockholders, at the beginning of each fiscal year by an amount equal to the lesser of (i) 15% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding year, or (ii) an amount approved by the Company’s board of directors. On April 1, 2012, the board determined not to increase the number of shares authorized for issuance under the 2011 Plan on April 1, 2012 as no shares had yet been issued from the 2011 Plan. The number of shares authorized for issuance will be subject to adjustment on April 1, 2013, in the board’s discretion.

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

Shares subject to awards that expire unexercised or are forfeited or terminated for any other reason will again become available for issuance under the 2011 Plan. No participant in the 2011 Plan can receive option grants, stock appreciation rights, restricted shares, or stock units for more than 107,143 shares in the aggregate in any calendar year. As provided under the 2011 Plan, the aggregate number of shares authorized for issuance as awards under the 2011 Plan automatically increases on April 1 of each year by in an amount equal to the lesser of (i) 15% of the outstanding shares on the last day of the immediately preceding year, or (ii) an amount determined by the board.

Options and restricted stock units outstanding at March 31, 2013 under the various plans is as follows (in thousands):

Plan	Total Number of Options and Restricted Stock Units Outstanding in Plan
1999 Plan	1
2000 Plan	–
2003 Plan	21
2004 Plan	66
2006 Plan	887
2011 Plan	–
975

A summary of activity under all option plans for the years ended March 31, 2013 and 2012 is presented below (in thousands, except per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2011	628	20.72
Options granted	310	11.20
Options exercised	(19)	2.87
Options forfeited or expired	(24)	32.27
Outstanding at March 31, 2012	895	16.52
Options granted	124	6.41
Options exercised	(10)	5.53
Options forfeited or expired	(34)	24.38
Outstanding at March 31, 2013	975	$15.08	6.49	$16
Exercisable at March 31, 2013	805	$16.32	6.00	$16
Options available for grant as of March 31, 2013	951

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock ($3.08) for stock options.

Stock-Based Compensation

The Company accounts for share-based awards exchanged for employee services at the estimated grant date fair value of the award. The Company amortizes the fair value of employee stock options on a straight-line basis over the requisite service period of the awards.  Compensation expense includes the impact of an estimate for forfeitures for all stock options.

Employee stock-based compensation expense is as follows (in thousands, except per share amounts):

	Employee Stock-based Compensation for the Year Ended March 31, 2013	Employee Stock-based Compensation for the Year Ended March 31, 2012
Cost of revenues	$132	$113
Research and development	231	278
Selling, general and administrative	791	1,780
Total stock-based compensation	$1,154	$2,171

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

The Company estimated the fair value of employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service periods of the respective awards. The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Year Ended March 31,
	2013	2012
Fair value of common stock on date of grant	$6.41	$11.22
Expected Term	5.80 yrs	5.75 yrs
Risk-free interest rate	0.72%	1.27%
Dividend yield	0.00%	0.00%
Volatility	88.0%	83.5%

The weighted-average fair values of options granted during the years ended March 31, 2013 and 2012 were $4.61 and $9.45, respectively.

The expected term of stock options represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by the Securities and Exchange Commission's Staff Accounting Bulletin No. 110 for “plain vanilla” options. The expected stock price volatility for the Company’s stock options was determined by examining the historical volatilities for industry peers and using an average of the historical volatilities of the Company and its industry peers. The Company will continue to analyze the stock price volatility and expected term assumptions as more data for the Company’s common stock and exercise patterns become available. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. The Company estimates forfeitures based on historical experience and reduces compensation expense accordingly. The estimated forfeiture rates used during the year ended March 31, 2013 ranged from 2.53% to 4.77%.

At March 31, 2013, there were unrecognized compensation costs of $1,171,000 related to stock options which are expected to be recognized over a weighted-average amortization period of 1.80 years.

The Company did not capitalize any cost associated with stock-based compensation.

The Company issues new shares of common stock upon exercise of stock options.

NOTE 14 — Income Taxes

The Company has the following net deferred tax assets (in thousands):

	March 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$34,880	$34,966
Research and development tax credit carryforwards	1,646	1,470
Stock-based compensation	3,727	3,319
Reserves and accruals	1,404	1,511
Other deferred tax assets	13	27
State Income Taxes	1	–
Basis difference in assets	37	24
Total deferred tax assets	$41,708	$41,317
Deferred tax liabilities:
Basis difference in assets	–	–
Net deferred tax asset	41,708	41,317
Valuation allowance	(41,708)	(41,317)
Net deferred tax asset	$–	$–

The Company’s recorded income tax expense, net of the change in the valuation allowance, for each of the periods presented is as follows:

	Years Ended March 31,
	2013	2012
Income tax (benefit)	$(391)	$(1,099)
Change in valuation allowance	391	1,099
Net income tax expense	$–	$–

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Years Ended March 31,
	2013	2012
Expected federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(3.8)%	(4.8)%
Research and development credit	(1.4)%	(0.1)%
Foreign earnings taxed at different rates	1.7%	1.3%
Recognition of change in estimate of state and foreign NOL carryforward benefits	0.0%	0.0%
Effect of permanent differences	31.3%	5.9%
Impact of change in foreign rate on deferred and true-ups	(1.3)%	17.5%
Cancellation of stock options and true-ups	0.9%	0.5%
Withholding Tax	(0.9)%	0.0%
Foreign Tax Credit	0.9%	0.0%
Other	(0.7)%	(0.5)%
	(7.3)%	(14.2)%
Change in valuation allowance	7.3%	14.2%
Totals	0.0%	0.0%

The effect of permanent differences of approximately 31.3% is primarily due to foreign permanent differences that reduce foreign deferred tax assets. The Company's net loss is comprised of a net loss of approximately $3,645,000 from domestic operations and approximately $1,733,000 from foreign operations.

At March 31, 2013, the Company had net operating loss carryforwards for federal, state and foreign income tax purposes of approximately $82,735,000, $68,721,000 and $13,907,000, respectively. The federal, state, and foreign net operating loss carryforwards will expire, if not utilized, beginning March 31, 2020, March 31, 2014, and March 31, 2014, respectively. The Company also had, at March 31, 2013, federal and state research credit carryforwards of approximately $805,400 and $790,400, respectively, as well as federal foreign tax credit carryforward of approximately $50,000. The federal credits will expire, if not utilized, beginning in March 31, 2024 and the state credits do not expire.

The Company has completed a study to assess whether a change in control has occurred or whether there have been multiple changes of control since the Company’s formation. The Company determined, based on the results of the study, that no change in control occurred for purposes of Internal Revenue Code section 382. The Company, after considering all available evidence, fully reserved for these and its other deferred tax assets since it is more likely than not such benefits will not be realized in future periods. The Company has incurred losses for both financial reporting and income tax purposes for the year ended March 31, 2013. Accordingly, the Company is continuing to fully reserve for its deferred tax assets. The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the Company’s deferred income tax assets satisfy the realization standards, the valuation allowance will be reduced accordingly.

As a result of certain realization requirements of Accounting Standards Codification Topic 718, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at March 31, 2013 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting purposes. Equity will be increased by approximately $533,000 if and when such deferred tax assets are ultimately realized.

The Company only recognizes tax benefits from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. To date, the Company has not recognized such tax benefits in its consolidated financial statements.

The Company has identified its federal tax return and its state tax return in California as major tax jurisdictions. The Company also filed tax returns in foreign jurisdictions, principally Mexico and The Netherlands. The Company’s evaluation of uncertain tax matters was performed for tax years ended through March 31, 2013. Generally, the Company is subject to audit for the years ended March 31, 2012, 2011 and 2010 and may be subject to audit for amounts relating to net operating loss carryforwards generated in periods prior to March 31, 2010. The Company has elected to retain its existing accounting policy with respect to the treatment of interest and penalties attributable to income taxes, and continues to reflect interest and penalties attributable to income taxes, to the extent they arise, as a component of its income tax provision or benefit as well as its outstanding income tax assets and liabilities. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments, other than those identified above that would result in a material change to its consolidated financial position.

The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized tax benefits will increase or decrease within 12 months of March 31, 2013. The unrecognized tax benefits may increase or change during the next year for items that arise in the ordinary course of business.

NOTE 15 — Employee Benefit Plan

The Company has a program to contribute and administer a qualified 401(k) plan. Under the 401(k) plan, the Company matches employee contributions to the plan up to 4% of the employee’s salary. Company contributions to the plans amounted to an aggregate of $140,000 and $103,000 for the years ended March 31, 2013 and 2012, respectively.

NOTE 16 — Segment and Geographic Information

The Company generates product revenues from wound care products which are sold into the human and animal healthcare markets, and the Company generates service revenues from laboratory testing services which are provided to medical device manufacturers.

The Company operates a single segment business for product sales which consists of three geographical sales territories as follows (in thousands):

	March 31,
	2013	2012
U.S.	$6,842	$4,716
Mexico	5,886	5,190
Europe and other	1,855	1,947
	$14,583	$11,853

For the year ended March 31, 2013 and 2012, the Company recognized product licensing revenues of $1,686,000 and $359,000, respectively. Such revenues are included in the Company’s calculation of product revenues and are reflected in the table above under the respective geographic region where such licensing revenues were earned.

The Company’s service revenues amounted to $869,000 and $891,000 for the years ended March 31, 2013 and 2012.

NOTE 17 — Subsequent Events

Employment Agreements with Jim Schutz and Robert Miller

On June 20, 2013, the Company entered into new employment agreements with Jim Schutz, its President and Chief Executive Officer, and Robert Miller, its Chief Financial Officer, to update their previous employment agreements executed in 2004, to reflect their current roles and responsibilities and to update such agreements to reflect current tax and employment law.

In connection with the new employment agreement, Mr. Schutz agreed to reduce his salary by 16.67%, from $300,000 to $250,000. Accordingly, the terms of the new employment agreement provide for an annual salary of $250,000 for Mr. Schutz, or such other amount as the Board of Directors may set. The Compensation Committee of the Board of Directors also approved an equity grant to Mr. Schutz. As soon as practical following the execution of the new employment agreement with Mr. Schutz, the Company has agreed to issue to Mr. Schutz 300,000 common stock options of the Company. The exercise price of the stock option grant will be $6.00 per share of stock. Mr. Miller’s new employment agreement provides for an annual salary of $250,000, which is his current salary, or such other amount as the Board of Directors may set.

The employment agreements provide each executive with certain separation benefits in the event of termination without cause or resignation by Messrs. Schutz or Miller for good reason, as such terms are defined in the employment agreement. In the event Messrs. Schutz or Miller is terminated without cause or resigns for good reason, the executive is entitled to:

•	a lump severance payment equal to 18 times the average monthly base salary paid to the executive over the preceding 12 months (or for the term of the executive’s employment if less than 12 months);
•	automatic vesting of all unvested options and other equity awards;
•	the extension of exercisability of all options and other equity awards to at least 12 months following the date the executive terminates employment or, if earlier, until the option expires;
•	up to one year (the lesser of one year following the date of termination or until such executive becomes eligible for medical insurance coverage provided by another employer) reimbursement for health care premiums under COBRA; and
•	a full gross up of any excise taxes payable by the executive under Section 4999 of the Internal Revenue Code because of the foregoing payments and acceleration (including the reimbursement of any additional federal, state and local taxes payable as a result of the gross up).

Messrs. Schutz or Miller may terminate his employment for any reason upon at least 30 days prior written notice. Receipt of the termination benefits described above is contingent on each executive executing a general release of claims against the Company, his resignation from any and all directorships and every other position held by him with the Company or any of its subsidiaries, and his return to the Company of all Company property received from or on account of the Company or any of its affiliates by such executive. In addition, the executive is not entitled to such benefits if he did not comply with the non-competition and invention assignment provisions of his employment agreement during the term of his employment or the confidentiality provisions of his employment agreement, whether during or after the term of his employment. Furthermore, the Company is under no obligation to pay the above-mentioned benefits if the executive does not comply with the non-solicitation provisions of his employment agreement, which prohibit a terminated officer from interfering with the business relations of the Company or any of its affiliates and from soliciting employees of the Company, which provisions apply during the term of employment and for two years following termination.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of our most recent fiscal year. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  Other Information

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Employment Agreements with Jim Schutz and Robert Miller

On June 20, 2013, we entered into new employment agreements with Jim Schutz, our President and Chief Executive Officer, and Robert Miller, our Chief Financial Officer, to update their previous employment agreements executed in 2004, to reflect their current roles and responsibilities and to update such agreements to reflect current tax and employment law.

In connection with the new employment agreement, Mr. Schutz agreed to reduce his salary by 16.67%, from $300,000 to $250,000. Accordingly, the terms of the new employment agreement provide for an annual salary of $250,000 for Mr. Schutz, or such other amount as the Board of Directors may set. The Compensation Committee of the Board of Directors also approved an equity grant to Mr. Schutz. As soon as practical following the execution of the new employment agreement with Mr. Schutz, we have agreed to issue to Mr. Schutz 300,000 common stock options. The exercise price of the stock option grant will be $6.00 per share of stock. Mr. Miller’s new employment agreement provides for an annual salary of $250,000, which is his current salary, or such other amount as the Board of Directors may set.

The employment agreements provide each executive with certain separation benefits in the event of termination without cause or resignation by Messrs. Schutz or Miller for good reason, as such terms are defined in the employment agreement. In the event Messrs. Schutz or Miller is terminated without cause or resigns for good reason, the executive is entitled to:

•	a lump severance payment equal to 18 times the average monthly base salary paid to the executive over the preceding 12 months (or for the term of the executive’s employment if less than 12 months);
•	automatic vesting of all unvested options and other equity awards;
•	the extension of exercisability of all options and other equity awards to at least 12 months following the date the executive terminates employment or, if earlier, until the option expires;
•	up to one year (the lesser of one year following the date of termination or until such executive becomes eligible for medical insurance coverage provided by another employer) reimbursement for health care premiums under COBRA; and
•	a full gross up of any excise taxes payable by the executive under Section 4999 of the Internal Revenue Code because of the foregoing payments and acceleration (including the reimbursement of any additional federal, state and local taxes payable as a result of the gross up).

Messrs. Schutz or Miller may terminate his employment for any reason upon at least 30 days prior written notice. Receipt of the termination benefits described above is contingent on each executive executing a general release of claims against our Company, his resignation from any and all directorships and every other position held by him with our Company or any of our subsidiaries, and his return to our Company of all Company property received from or on account of our Company or any of our affiliates by such executive. In addition, the executive is not entitled to such benefits if he did not comply with the non-competition and invention assignment provisions of his employment agreement during the term of his employment or the confidentiality provisions of his employment agreement, whether during or after the term of his employment. Furthermore, we are under no obligation to pay the above-mentioned benefits if the executive does not comply with the non-solicitation provisions of his employment agreement, which prohibit a terminated officer from interfering with the business relations of our Company or any of our affiliates and from soliciting employees of our Company, which provisions apply during the term of employment and for two years following termination.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended March 31, 2013 (the “2013 Proxy Statement”).

Item 405 of Regulation S-K requires the disclosure of, based upon our review of the forms submitted to us during and with respect to our most recent fiscal year, any known failure by any director, officer, or beneficial owner of more than ten percent of any class of our securities, or any other person subject to Section 16 of the Exchange Act (“reporting person”) to file timely a report required by Section 16(a) of the Exchange Act. This disclosure is contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2013 Proxy Statement.

Code of Business Conduct and Senior Financial Officers’ Code of Ethics

We have adopted a Code of Business Conduct that applies to all of our officers and employees, including our Chief Executive Officer, Chief Financial Officer, and other employees who perform financial or accounting functions. The Code of Business Conduct sets forth the basic principles that guide the business conduct of our employees. We have also adopted a Senior Financial Officers’ Code of Ethics that specifically applies to our Chief Executive Officer, Chief Financial Officer, and other key management employees. We will provide any person, without charge, copies of our Code of Business Conduct and Ethics and our Senior Financial Officers’ Code of Ethics upon request. Such requests should be in writing and addressed to: Oculus Innovative Sciences, Inc., Attention: Chief Financial Officer, 1129 N. McDowell Blvd., Petaluma, California 94954.

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

ITEM 11.  Executive Compensation

The information required by this Item is incorporated by reference to the 2013 Proxy Statement.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the 2013 Proxy Statement.

The information required to be disclosed by Item 201(d) of Regulation S-K, "Securities Authorized for Issuance Under Equity Compensation Plans," appears under the caption “Equity Compensation Plan Information” in the 2013 Proxy Statement and such information is incorporated by reference into this report.

ITEM 13.  Certain Relationships, Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the 2013 Proxy Statement.

ITEM 14.  Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the 2013 Proxy Statement.

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

(b)   Exhibits

Exhibit Index

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc. (included as Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed June 20, 2007, and incorporated herein by reference).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc. (included as Exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 21, 2008, and incorporated herein by reference).
3.3	Amended and Restated Bylaws, as Amended of Oculus Innovative Sciences, Inc., effective November 3, 2010 (included as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2010, and incorporated herein by reference).
3.4	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 22, 2013, and incorporated herein by reference).
4.1

Specimen Common Stock Certificate (included as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

4.2	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.3	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.4	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.11 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.5	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.12 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.6	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 13, 2007, and incorporated herein by reference).
4.7	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 28, 2008, and incorporated herein by reference).
4.8	Form of Common Stock Purchase Warrant for April 2009 offering (included as Exhibit 4.15 to the Company’s Registration Statement on Form S-1 (File No. 333-158539) declared effective on July 24, 2009, and incorporated herein by reference).
4.9	Warrant issued to Dayl Crow, dated March 4, 2009 (included as Exhibit 4.16 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).
4.10	Form of Common Stock Purchase Warrant for July 2009 offering (included as Exhibit 4.15 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference)
4.11	Form of Common Stock Purchase Warrant for April 2012 offering (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).
4.12	Certificate of Designation of Preferences, Rights and Limitations of Series A 0% Convertible Preferred Stock, filed with the Delaware Secretary of State on April 24, 2012 (included as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).
4.13	Form of Underwriters Warrant to be issued to the Underwriters in connection with the March 2013 Offering (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 7, 2013, and incorporated herein by reference).
10.1	Form of Indemnification Agreement between Oculus Innovative Sciences, Inc. and its officers and directors (included as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.2	Amended and Restated Oculus Innovative Sciences, Inc. 2006 Stock Incentive Plan and related form stock option plan agreements (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 2, 2007, and incorporated herein by reference).

Exhibit No.	Description

10.3	Office Lease Agreement, dated October 26, 1999, between Oculus Innovative Sciences, Inc. and RNM Lakeville, L.P. (included as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.4	Amendment No. 1 to Office Lease Agreement, dated September 15, 2000, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.5	Amendment No. 2 to Office Lease Agreement, dated July 29, 2005, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.6	Amendment No. 3 to Office Lease Agreement, dated August 23, 2006, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.7	Amendment No. 4 to Office Lease Agreement, dated September 13, 2007, by and between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).
10.8	Office Lease Agreement, dated May 18, 2006, between Oculus Technologies of Mexico, S.A. de C.V. and Antonio Sergio Arturo Fernandez Valenzuela (translated from Spanish) (included as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.9	Office Lease Agreement, dated July 2003, between Oculus Innovative Sciences, B.V. and Artikona Holding B.V. (translated from Dutch) (included as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.10	Amendment to Office Lease Agreement, effective February 15, 2008, by and between Oculus Innovative Sciences Netherlands B.V. and Artikona Holding B.V. (translated from Dutch) (included as Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).
10.11	Form of Director Agreement (included as Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.12	Framework Agreement, dated June 16, 2005, by and among Javier Orozco Gutierrez, Quimica Pasteur, S de R.L., Jorge Paulino Hermosillo Martin, Oculus Innovative Sciences, Inc. and Oculus Technologies de Mexico, S.A. de C.V. (included as Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.13	Mercantile Consignment Agreement, dated June 16, 2005, between Oculus Technologies de Mexico, S.A. de C.V., Quimica Pasteur, S de R.L. and Francisco Javier Orozco Gutierrez (included as Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.14	Partnership Interest Purchase Option Agreement, dated June 16, 2005, by and between Oculus Innovative Sciences, Inc. and Javier Orozco Gutierrez (included as Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.15	Termination of Oculus Innovative Sciences, Inc. and Oculus Technologies de Mexico, S.A. de C.V.’s Agreements with Quimica Pasteur, S de R.L. by Jorge Paulino Hermosillo Martin (translated from Spanish) (included as Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.16	Termination of Oculus Innovative Sciences, Inc. and Oculus Technologies de Mexico, S.A. de C.V.’s Agreements with Quimica Pasteur, S de R.L. by Francisco Javier Orozco Gutierrez (translated from Spanish) (included as Exhibit 10.29 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.17	Purchase Agreement by and between Oculus Innovative Sciences, Inc. and Robert Burlingame, dated January 26, 2009 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 29, 2009, and incorporated herein by reference).
10.18	Purchase Agreement by and between Oculus Innovative Sciences, Inc. and Non-Affiliated Investors, dated January 26, 2009 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 29, 2009, and incorporated herein by reference).

Exhibit No.	Description

10.19	Revenue Sharing Distribution Agreement by and between Oculus Innovative Sciences, Inc. and VetCure, Inc., dated January 26, 2009 (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 29, 2009, and incorporated herein by reference).
10.20	Purchase Agreement by and between Oculus Innovative Sciences, Inc. and accredited investors, dated February 6, 2009 (refiled as Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2010, and incorporated herein by reference).
10.21	Purchase Agreement by and between Oculus Innovative Sciences, Inc., Robert Burlingame and Seamus Burlingame, dated February 24, 2009 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 27, 2009, and incorporated herein by reference).
10.22	Amendment No. 1 to Revenue Sharing Distribution Agreement by and between Oculus Innovative Sciences, Inc. and VetCure, Inc., dated February 24, 2009 (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed February 27, 2009, and incorporated herein by reference).
10.23	Consultant Agreement by and between Oculus Innovative Sciences, Inc. and Robert C. Burlingame, dated April 1, 2009 (included as Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).
10.24	Microcyn U.S. Commercial Launch Agreement by and between Oculus Innovative Sciences, Inc. and Advocos, dated April 24, 2009 (included as Exhibit 10.53 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).
10.25	Amendment No. 5 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and RNM Lakeville, LLC, dated May 18, 2009 (included as Exhibit 10.54 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).
10.26	Engagement Agreement by and between Oculus Innovative Sciences, Inc. and Dawson James Securities, Inc., dated April 10, 2009 (included as Exhibit 10.55 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).
10.27	Amendment and Clarification of Engagement Letter by and between Oculus Innovative Sciences, Inc. and Dawson James Securities, Inc., dated July 2, 2009 (included as Exhibit 10.56 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).
10.28	Second Amendment and Clarification of Engagement Letter by and between Oculus Innovative Sciences, Inc. and Dawson James Securities, Inc., dated July 10, 2009 (included as Exhibit 10.57 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).
10.29	Warrant Purchase Agreement by and between Oculus Innovative Sciences, Inc. and Dawson James Securities, Inc., dated July 13, 2009 (included as Exhibit 10.58 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).
10.30	Loan and Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, Inc., dated May 1, 2010 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 6, 2010, and incorporated herein by reference).
10.31	Supplement to the Loan and Security Agreement between Oculus Innovative Sciences, Inc., and Venture Lending & Leasing V, Inc., dated May 1, 2010 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 6, 2010, and incorporated herein by reference).
10.32†	Amendment No. 2 to Revenue Sharing, Partnership and Distribution Agreement between Oculus Innovative Sciences, Inc. and Vetericyn, Inc., dated July 24, 2009 (refiled as Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2010 filed April 29, 2011, and incorporated herein by reference).
10.33†	Amendment No. 3 to Revenue Sharing, Partnership and Distribution Agreement between Oculus Innovative Sciences, Inc. and Vetericyn, Inc., dated June 1, 2010 (refiled as Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2010 filed April 29, 2011, and incorporated herein by reference).
10.34†	Amendment No. 1 to Exhibit A to the Revenue Sharing Distribution Agreement and to the Revenue Sharing, Partnership and Distribution Agreement as Revised and Amended, June 1, 2010, dated September 1, 2010 (included as Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2010, and incorporated herein by reference).
10.35	Continuous Offering Program Agreement between Oculus Innovative Sciences, Inc. and Rodman & Renshaw, LLC, dated September 3, 2010 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 17, 2010, and incorporated herein by reference).
10.36†	Distribution Agreement between Oculus Innovative Sciences, Inc. and Tianjin Ascent Import and Export Company, Ltd., dated January 28, 2011 (included as Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q filed February 4, 2011, and incorporated herein by reference).
10.37†	Exclusive Sales and Distribution Agreement between Oculus Innovative Sciences, Inc. and Quinnova Pharmaceuticals, Inc., dated February 14, 2011 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 18, 2011, and incorporated herein by reference).

Exhibit No.	Description

10.38†	Exclusive Co-Promotion Agreement between Oculus Innovative Sciences, Inc. and Quinnova Pharmaceuticals, Inc., dated February 14, 2011 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 18, 2011, and incorporated herein by reference).
10.39	Product Option Agreement between Oculus Innovative Sciences, Inc. and AmDerma Pharmaceuticals, LLC, dated February 14, 2011 (included as Exhibit 10.3 to the Company's Current Report on Form 8-K filed February 18, 2011, and incorporated herein by reference).
10.40	Amendment No. 6 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and RNM Lakeville, L.P., dated April 26, 2011 (included as Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed June 3, 2011, and incorporated herein by reference).
10.41	Loan and Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing VI, Inc., dated June 29, 2011 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).
10.42	Supplement to the Loan and Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing VI, Inc., dated June 29, 2011 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).
10.43	Amendment No. 1 to the Loan and Security Agreement and Supplement to the Loan and Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, Inc., dated June 29, 2011 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).
10.44	Intellectual Property Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing VI, Inc., dated June 29, 2011 (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).
10.45	Intellectual Property Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, Inc., dated June 29, 2011 (included as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).
10.46†	Distribution Agreement between Oculus Innovative Sciences, Inc. and Shanghai Sunvic Technology Co. Ltd., dated June 26, 2011 (included as Exhibit 10.58 to the Company’s Quarterly Report on Form 10-Q filed August 4, 2011 and incorporated herein by reference).
10.47	Oculus Innovative Sciences, Inc. 2011 Stock Incentive Plan (included as Exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2011, and incorporated herein by reference).
10.48	Securities Purchase Agreement by and between the Company and the Purchasers, dated April 22, 2012 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).
10.49†	Patent License Agreement-Exclusive between Oculus Innovative Sciences, Inc. and agencies of the United States Public Health Service within the Department of Health and Human Services, dated August 22, 2011 (included as Exhibit 10.60 to the Company’s Quarterly Report on Form 10-Q filed November 3, 2011, and incorporated herein by reference).
10.50†	Collaboration Agreement between Oculus Innovative Sciences, Inc. and AmDerma Pharmaceuticals, LLC, dated June 21, 2012 (included as Exhibit 10.53 to the Company’s Annual Report on Form 10-K filed June 21, 2012 and incorporated herein by reference).
10.51†	License, Exclusive Distribution and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Oculus Technologies of Mexico, S.A. de C.V., and, More Pharma Corporation, S. de R.L. de C.V., dated August 9, 2012 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 15, 2012, and incorporated herein by reference).
10.52†	Exclusive Distribution and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Oculus Technologies of Mexico, S.A. de C.V., and, More Pharma Corporation, S. de R.L. de C.V., dated August 9, 2012 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed August 15, 2012, and incorporated herein by reference).
10.53	Lease by and between Oculus Innovative Sciences, Inc. and KCKMC Properties, LLP for the property located at 3045 65th Street, Suite 13, Sacramento, CA 95820, dated October 31, 2011 (included as Exhibit 10.56 to the Company’s Quarterly Report on Form 10-Q filed November 8, 2012, and incorporated herein by reference).
10.54	Amendment to Lease dated August 30, 2012 by and between Oculus Innovative Sciences, Inc. and KCKMC Properties, LLC for the property located at 3045 65th Street, Suite 13, Sacramento, CA 95820, dated September 6, 2012 (included as Exhibit 10.57 to the Company’s Quarterly Report on Form 10-Q filed November 8, 2012, and incorporated herein by reference).
10.55	Amendment No. 7 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and 1125-1137 North McDowell, LLC, dated October 10, 2012 (included as Exhibit 10.58 to the Company’s Quarterly Report on Form 10-Q filed November 8, 2012, and incorporated herein by reference).
10.56	Stock Purchase Agreement by and between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, LLC and Venture Lending & Leasing VI, LLC, dated October 30, 2012 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 1, 2012, and incorporated herein by reference).

Exhibit No.	Description

10.57	Letter Agreement by and between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, Inc., dated October 30, 2012 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed November 1, 2012, and incorporated herein by reference).
10.58	Letter Agreement by and between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing VI, Inc., dated October 30, 2012 (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed November 1, 2012, and incorporated herein by reference).
10.59	Side Letter Agreement to the Stock Purchase Agreement dated April 22, 2012 by and between Oculus Innovative Sciences, Inc., on one hand, and Sabby Healthcare Volatility Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. on the other hand, dated October 29, 2012 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed November 1, 2012, and incorporated herein by reference).
10.60	Offer of Employment Letter between Oculus Innovative Sciences, Inc. and Sameer Harish, effective as of February 1, 2013 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 4, 2013, and incorporated herein by reference).
10.61	Employment Agreement by and between Ruthigen, Inc. and Hojabr Alimi, dated March 21, 2013 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 22, 2013, and incorporated herein by reference).
10.62††	License and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated May 23, 2013 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 7, 2013, and incorporated herein by reference).
10.63	Shared Services Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated May 23, 2013 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed June 7, 2013, and incorporated herein by reference).
10.64	Amendment to Offer of Employment Letter between Oculus Innovative Sciences, Inc. and Sameer Harish, dated May 23, 2013 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed June 7, 2013, and incorporated herein by reference).
10.65

Employment Agreement by and between Oculus Innovative Sciences, Inc. and Hojabr Alimi, dated January 1, 2004 (included as Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

10.66	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Jim Schutz, dated January 1, 2004 (included as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.67	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Robert Miller, dated June 1, 2004 (included as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.68*	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Jim Schutz, dated June 20, 2013
10.69*	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Robert Miller, dated June 20, 2013
21.1*	List of Subsidiaries
23.1*	Consent of Marcum LLP, independent registered public accounting firm.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*#	XBRL Instance Document.
101.SCH*#	XBRL Taxonomy Extension Schema.
101.CAL*#	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*#	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*#	XBRL Taxonomy Extension Label Linkbase.
101.PRE*#	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
†	Confidential treatment has been granted with respect to certain portions of this agreement.
††	Confidential treatment has been requested with respect to certain portions of this agreement.
#	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

OCULUS INNOVATIVE SCIENCES, INC.

Date: June 25, 2013	By:	/s/ Jim Schutz
Jim Schutz President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jim Schutz	President, Chief Executive Officer and	June 25, 2013
Jim Schutz	Director (Principal Executive Officer)

/s/ Robert E. Miller	Chief Financial Officer	June 25, 2013
Robert E. Miller	(Principal Financial Officer, and
Principal Accounting Officer)

/s/ Hojabr Alimi	Chairman of the Board	June 25, 2013
Hojabr Alimi

/s/ Jay Edward Birnbaum	Director	June 25, 2013
Jay Edward Birnbaum

/s/ Richard Conley	Director	June 25, 2013
Richard Conley

/s/ Gregory M. French	Director	June 25, 2013
Gregory M. French

/s/ Jerry McLaughlin	Director	June 25, 2013
Jerry McLaughlin

