Form 10-Q
period 2013-06-30
Oculus Innovative Sciences, Inc.
filed 2013-08-14
CIK 1367083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
☐	☐	(Do not check if a smaller reporting company) ☐	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐      No  ☑

As of July 24, 2013, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 6,625,555.

OCULUS INNOVATIVE SCIENCES, INC.

Item 1.	Financial Statements

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30,	March 31,
	2013	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,380	$7,900
Accounts receivable, net	2,192	1,707
Inventories, net	813	992
Prepaid expenses and other current assets	566	935
Total current assets	8,951	11,534
Property and equipment, net	908	800
Deferred offering costs	553	44
Other assets	169	187
Total assets	$10,581	$12,565

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,025	$808
Accrued expenses and other current liabilities	648	703
Current portion of cash settlement liability (See Note 3)	153	37
Deferred revenue	2,277	2,320
Current portion of long-term debt, net of debt discount of $469 (unaudited) and $521 at June 30, 2013 and March 31, 2013, respectively	657	1,259
Total current liabilities	4,760	5,127
Deferred revenue	2,253	2,619
Long-term debt, net of debt discount of $133 (unaudited) and $248 at June 30, 2013 and March 31, 2013, respectively, less current portion	696	676
Cash settlement liability, less current portion (See Note 3)	255	62
Total liabilities	7,964	8,484
Commitments and Contingencies
Stockholders’ Equity
Convertible preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued and outstanding at June 30, 2013 (unaudited) and March 31, 2013, respectively	–	–
Common stock, $0.0001 par value; 14,285,715 shares authorized, 6,625,555 and 6,583,150 shares issued and outstanding at June 30, 2013 (unaudited) and March 31, 2013, respectively	1	1
Additional paid-in capital	145,163	144,816
Accumulated other comprehensive loss	(3,090)	(2,991)
Accumulated deficit	(139,457)	(137,745)
Total stockholders’ equity	2,617	4,081
Total liabilities and stockholders’ equity	$10,581	$12,565

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive (Loss) Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2013	2012
Revenues
Product	$2,721	$3,804
Product licensing fees	433	12
Service	218	235
Total revenues	3,372	4,051
Cost of revenues
Product	1,021	988
Service	151	179
Total cost of revenues	1,172	1,167
Gross profit	2,200	2,884
Operating expenses
Research and development	507	532
Selling, general and administrative	2,819	2,847
Total operating expenses	3,326	3,379
Loss from operations	(1,126)	(495)
Interest expense	(250)	(288)
Interest income	1	1
Loss due to change in fair value of common stock (See Note 3)	(309)	–
Gain due to change in fair value of derivative liabilities	–	1,247
Other expense, net	(28)	(20)
Net (loss) income	$(1,712)	$445
Preferred stock deemed dividend	–	(1,062)
Net loss available to common shareholders	$(1,712)	$(617)
Net loss per common share: basic and diluted	$(0.26)	$(0.14)
Weighted-average number of shares used in per common share calculations:
Basic and diluted	6,619	4,514
Other comprehensive loss
Net (loss) income	$(1,712)	$445
Foreign currency translation adjustments	(99)	(120)
Comprehensive (loss) income	$(1,811)	$325

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net (loss) income	$(1,712)	$445
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	65	73
Stock-based compensation	347	400
Change in fair value of derivative liability	–	(1,247)
Loss due to change in fair value of common stock (See Note 3)	309	–
Non-cash interest expense	167	150
Foreign currency transaction gains	(2)	4
Changes in operating assets and liabilities:
Accounts receivable, net	(519)	(1,218)
Inventories, net	148	91
Prepaid expenses and other current assets	354	117
Accounts payable	224	(103)
Accrued expenses and other liabilities	(28)	21
Deferred revenue	(410)	3
Net cash used in operating activities	(1,057)	(1,264)
Cash flows from investing activities:
Purchases of property and equipment	(186)	(2)
Long-term deposits	16	(31)
Net cash used in investing activities	(170)	(33)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	–	1,925
Proceeds from the issuance of convertible preferred stock, net of offering costs	–	907
Deferred offering costs	(509)	–
Principal payments on long-term debt	(748)	(467)
Net cash (used in) provided by financing activities	(1,257)	2,365
Effect of exchange rate on cash and cash equivalents	(36)	(20)
Net (decrease) increase cash and cash equivalents	(2,520)	1,048
Cash and cash equivalents, beginning of year	7,900	3,351
Cash and cash equivalents, end of year	$5,380	$4,399

Supplemental disclosure of cash flow information:
Cash paid for interest	$83	$138
Non-cash operating and financing activities:
Warrants issued as derivative liabilities in connection with registered direct offering	$–	$2,347

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

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

Reverse Stock Split

Effective as of the open of business on April 1, 2013, the Company effected a reverse stock split of its common stock, par value $0.0001 per share. Every 7 shares of common stock were reclassified and combined into one share of common stock. No fractional shares were issued as a result of the reverse stock split. Instead, each resulting fractional share of common stock was rounded up to one whole share. The reverse stock split reduced the number of shares of the Company’s common stock outstanding from 46,080,513 to 6,583,150. The total number of authorized shares of common stock was also proportionally decreased by a ratio of 1:7 and the par value per share of the common stock continued to be $0.0001.

All common shares and per share amounts contained in the condensed consolidated financial statements have been retroactively adjusted to reflect a 1 for 7 reverse stock split, effective April 1, 2013.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2013 and for the three months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The unaudited condensed consolidated balance sheet as of June 30, 2013, the condensed consolidated statements of comprehensive (loss) income for the three months ended June 30, 2013 and 2012, and the condensed consolidated statements of cash flows for the three months ended June 30, 2013 and 2012 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three months ended June 30, 2013 are not necessarily indicative of results to be expected for the year ending March 31, 2014 or for any future interim period. The condensed consolidated balance sheet at March 31, 2013 has been derived from audited consolidated financial statements. However, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended March 31, 2013, and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on June 25, 2013.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Significant estimates and assumptions include reserves and write-downs related to receivables and inventories, the recoverability of long-lived assets, the valuation allowance relating to the Company’s deferred taxes, the valuation of equity and derivative instruments, and debt discounts and the estimated amortization periods of upfront licensing fees received from customers. Periodically, the Company evaluates and adjusts estimates accordingly. The allowance for uncollectible accounts receivable balances amounted to $9,000 and $22,000, which are included in accounts receivable, net in the accompanying June 30, 2013 and March 31, 2013 condensed consolidated balance sheets, respectively. The reserve for excess and obsolete inventory balances amounted to $71,000 and $170,000, which are included in inventories, net in the accompanying June 30, 2013 and March 31, 2013 condensed consolidated balance sheets, respectively.

Reclassifications

Certain prior period amounts have been reclassified for comparative purposes to conform to the fiscal 2014 presentation. These reclassifications have no impact on the Company’s previously reported net loss.

Net Loss per Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic loss per share for the three months ended June 30, 2013 and 2012 (adjusted if applicable for the reverse stock split effective April 1, 2013) excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	June 30,
	2013	2012
	(in thousands)
Options to purchase common stock	921	886
Warrants to purchase common stock	1,318	1,529
	2,239	2,415

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company classifies common stock purchase warrants and other free standing derivative financial instruments as equity if the contracts (i) require physical settlement or net-share settlement or (ii) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (iii) contain reset provisions as either an asset or a liability. The Company assesses classification of its freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company determined that its freestanding derivatives, which principally consist of warrants to purchase common stock, satisfied the criteria for classification as equity instruments at June 30, 2013, other than certain warrants that contain reset provisions and certain warrants that require net-cash settlement that the Company classified as derivative liabilities.

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

A significant decrease in the volatility or a significant decrease in the Company’s stock price, in isolation, would result in a significantly lower fair value measurement. Changes in the values of the derivative liabilities are recorded in “(Loss) gain due to change in fair value of derivative instruments” in the Company’s condensed consolidated statements of comprehensive (loss) income.

As of June 30, 2013, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date the condensed consolidated financial statements were issued (Note 10).

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This guidance improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income.  In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. ASU 2011-12 defers the requirement that companies present reclassification adjustments for each component of Accumulated Other Comprehensive Income in both net income and Other Comprehensive Income on the face of the financial statements. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements.  While the adoption of this standard required the Company to change the format of its condensed consolidated financial statements, it did not have a material impact on the Company’s consolidated financial position and results of operations.

Accounting standards that have been issued or proposed by the FASB, SEC and/or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the condensed consolidated financial statements upon adoption.

Note 2.	Liquidity and Financial Condition

The Company reported a loss of $1,712,000 for the three months ended June 30, 2013. At June 30, 2013 and March 31, 2013, the Company’s accumulated deficit amounted to $139,457,000 and $137,745,000, respectively. The Company had working capital of $4,191,000 and $6,407,000 as of June 30, 2013 and March 31, 2013, respectively. The Company may need to raise additional capital from external sources in order to continue the longer term efforts contemplated under its business plan. The Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital to pursue its product development initiatives, penetrate markets for the sale of its products and continue as a going concern. Upon the closing of the Company’s subsidiary Ruthigen, Inc.’s initial public offering, the Company will be repaid for all costs incurred and advanced related to the initial public offering. At June 30, 2013, these costs amounted to $553,000 which is reported as deferred offering costs in the accompanying condensed consolidated balance sheet.

The Company currently anticipates that its cash and cash equivalents will be sufficient to meet its working capital requirements to continue its sales and marketing and research and development through at least July 1, 2014. However, in order to execute the Company’s long-term Microcyn® product development strategy and to penetrate new and existing markets, the Company may need to raise additional funds through public or private equity offerings, debt financings, corporate collaborations or other means.

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

Note 3.	Condensed Consolidated Balance Sheets

Inventories

Inventories consist of the following (in thousands):

	June 30,	March 31,
	2013	2013
Raw materials	$587	$835
Finished goods	297	327
	884	1,162
Less: inventory allowances	(71)	(170)
	$813	$992

Notes Payable

Venture Lending & Leasing V, Inc. and Venture Lending & Leasing VI, Inc.

On May 1, 2010, the Company entered into a loan and security agreement and a supplement to the loan and security agreement with Venture Lending & Leasing V, Inc. (“VLL5”) to borrow up to an aggregate of $3,000,000 (collectively, the “VLL5 Agreements”). On May 3, 2010, the Company borrowed $2,000,000 on the first tranche and on November 17, 2010, the Company borrowed $1,000,000 on the second tranche.  The loan is secured by all assets of the Company excluding intellectual property under certain circumstances. Related to the first tranche, the Company made eight monthly interest-only payments of $16,660 through December 1, 2010. Thereafter, the Company began making interest and principal payments of $75,000 per month through June 1, 2013. Related to the second tranche, the Company paid monthly interest only payments of $8,330 through May 1, 2012. Thereafter, the Company began making interest and principal payments of $37,500 per month, which will continue through November 1, 2013. The Company made a final balloon payment related to the first tranche of $132,000 prior to the June 1, 2013 deadline, and will make a final balloon payment related to the second tranche of $66,000 on or prior to November 1, 2013. The effective interest rate on the first and second tranche is 13.3%.  During the three months ended June 30, 2013 and 2012, the Company made interest payments of $20,000 and $59,000, respectively.  During the three months ended June 30, 2013 and 2012, the Company made principal payments of $450,000 and $278,000, respectively.

In connection with the VLL5 Agreements, the Company issued two warrants to Venture Lending & Leasing V, LLC, a Delaware limited liability company (“LLC5”), which, in the aggregate, had a total put option cash value of $750,000 (the “VLL5 Warrants”). The $750,000 cash value of the VLL5 Warrants was recorded as a cash settlement liability and a corresponding amount of $750,000 was recorded as a discount on the note payable.  The discount is being accreted to non-cash interest expense over the term of the loan using the effective interest method.  During the three months ended June 30, 2013 and 2012, the Company recorded $68,000 and $63,000, respectively, of non-cash interest expense related to the loans. The remaining balance of the discount on the loans amounted to $32,000 at June 30, 2013. The remaining balance of the loans amounted to $244,000 at June 30, 2013, which is included in the current portion of long-term debt, net of debt discount in the accompanying condensed consolidated balance sheet.

On June 29, 2011, the Company entered into a loan and security agreement and a supplement to the loan and security agreement with Venture Lending & Leasing VI, Inc. (“VLL6”) to borrow up to an aggregate of up to $2,500,000 (collectively, the “VLL6 Agreements”).  The VLL6 Agreements provided for a first tranche of $1,500,000 and, upon meeting certain financial milestones, a second tranche of $1,000,000. The loan is secured by the assets of the Company including intellectual property. On June 29, 2011, the Company borrowed $1,500,000 on the first tranche. On September 30, 2011, the Company met the financial milestones to borrow the second tranche. On November 10, 2011, the Company borrowed the second tranche.  The cash interest or “streaming” rate on the loan is 10%. In connection with the first tranche, for the first nine months, the Company made monthly interest-only payments set at $12,500 through March 1, 2012. The Company now makes principal and interest payments of $56,250 per month through September 1, 2014. Additionally, the Company will make a final balloon payment of $116,505 on September 29, 2014. In connection with the second tranche, for the first nine months, the Company made monthly interest-only payments set at $8,333 through August 31, 2012. The Company now makes principal and interest payments of $37,500 per month through February 1, 2015. Additionally, the Company will make a final balloon payment of $77,670 on February 1, 2015, resulting in an effective interest rate of 13%. During the three months ended June 30, 2013 and 2012, the Company made interest payments of $61,000 and $76,000, respectively. During the three months ended June 30, 2013 and 2012, the Company made principal payments of $220,000 and 118,000, respectively.

In connection with the VLL6 Agreements, the Company issued a warrant to Venture Lending & Leasing VI, LLC (“LLC6”) for the purchase of 32,332 shares of its common stock at a purchase price per share equal to $11.592. Once the Company became eligible to draw the second tranche of the loan, the Company was required to issue a second warrant to LLC6 with coverage equal to $62,500 for the purchase of additional shares of the Company’s common stock at a strike price equal to the 10-day volume-weighted average price (“VWAP”) ending on the trading day prior to the date the Company satisfied the second tranche milestones. On September 30, 2011, the Company met the second tranche milestones and the Company issued the second warrant for the purchase of 5,586 shares of its common stock at a purchase price per share equal to $11.189. On November 10, 2011, the Company borrowed the second tranche and therefore the Company became obligated to issue a third warrant to LLC6 with coverage equal to $62,500 for the purchase of additional shares of its common stock at a strike price equal to the 10-day VWAP ending on the trading day prior to the borrowing date of the second tranche. In connection with borrowing the second tranche, the Company issued the third warrant for the purchase of 5,884 shares of its common stock at a purchase price per share equal to $10.623. The three warrants issued to LLC6 are hereinafter collectively referred to as the “VLL6 Warrants,” and had a total put option cash value, in the aggregate, of $1,250,000. The Company recorded the $1,250,000 cash value of the VLL6 Warrants as a cash settlement liability and a corresponding amount of $1,250,000 was recorded as a discount on the note payable. The discount is being accreted to non-cash interest expense over the term of the loan using the effective interest method. For the three months ended June 30, 2013 and 2012, the Company recorded $99,000 and $87,000 of non-cash interest related to the loan, respectively. The remaining balance of the discount on the loan amounted to $570,000 at June 30, 2013.  The remaining balance of the loan amounted to $1,595,000 at June 30, 2013, of which $793,000 is included in the current portion of long-term debt in the accompanying condensed consolidated balance sheet.

On October 30, 2012, the Company entered into respective letter agreements with VLL5 and VLL6 to amend the repayment terms of its outstanding debt obligations. Prior to the execution of these agreements, LLC5 and LLC6 held an aggregate of 79,517 warrants (adjusted for the reverse stock split effective April 1, 2013) to purchase common stock, which, in the aggregate, had a total put option cash value of $2,000,000 (the “Cash Settlement Liability”) and was included in long term liabilities on the Company’s condensed consolidated balance sheets.

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

At June 30, 2013 and March 31, 2013, the Shares had not yet been sold by WTI and the fair value of the Shares at June 30, 2013 and March 31, 2013 amounted to $1,592,000 and $1,901,000 (approximately $2.58 and $3.08 per share), respectively. Accordingly, in connection with the decrease in fair market value of the Shares, the Company recorded a loss on the fair value in the amount of $309,000, which is included in the accompanying condensed consolidated statements of comprehensive loss for the three months ended June 30, 2013. The fair value of the Shares will continue to be marked to market with any gain or loss recorded in the statement of comprehensive loss until either the Shares are sold by the holder or the Settlement Dates, whichever is earlier. As of June 30, 2013, the net Cash Settlement Liability was $408,000, of which $153,000 is included in the current portion of the Cash Settlement Liability on the accompanying condensed consolidated balance sheet. As of June 30, 2013, the $1,592,000 fair value of the Shares has been recorded as a prepayment against the Cash Settlement Liability on the accompanying condensed consolidated balance sheet.

Note 4.	Commitments and Contingencies

Legal Matters

In June 2006, the Company received a written communication from the grantor of a license to an earlier version of its technology indicating that such license was terminated due to an alleged breach of the license agreement by the Company. The license agreement extends to its use of the technology in Japan only. While the Company does not believe that the grantor’s revocation is valid under the terms of the license agreement and no legal claim has been threatened to date, the Company cannot provide any assurance that the grantor will not take legal action to restrict its use of the technology in the licensed territory. While the Company's management does not anticipate that the outcome of this matter is likely to result in a material loss, there can be no assurance that if the grantor pursues legal action, such legal action would not have a material adverse effect on its consolidated financial position or results of comprehensive loss. The Company has not accrued a loss reserve for this matter.

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

Employment Agreements

As of June 30, 2013, the Company had employment agreements in place with five of its key executives. The agreements provide, among other things, for the payment of nine to twenty-four months of severance compensation for terminations under certain circumstances. With respect to these agreements, at June 30, 2013, potential severance amounted to $1,918,000 and aggregated annual salaries amounted to $1,360,000.

Commercial Agreements

On January 26, 2009, the Company entered into a commercial agreement with VetCure, Inc., a California corporation, to market and sell the Company’s Microcyn® Technology-based animal healthcare products branded as Vetericyn®. VetCure, Inc. later changed its name to Vetericyn, Inc. This agreement was amended on February 24, 2009, July 24, 2009, June 1, 2010, and November 1, 2010. Pursuant to the agreement, the Company provides Vetericyn, Inc. with bulk product and Vetericyn, Inc. bottles, packages, and sells Microcyn® Technology-based animal healthcare products branded as Vetericyn®. The Company receives a fixed amount for each bottle of Vetericyn® sold by Vetericyn, Inc. At the time of these 2009 transactions, Vetericyn, Inc. was wholly-owned by Robert Burlingame, who was also a director of the Company at that time. Mr. Burlingame resigned from the Company’s board of directors on February 10, 2010.

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

On July 1, 2011, Vetericyn, Inc. and Innovacyn, Inc. began to share profits with the Company related to the Vetericyn® and Microcyn® over-the-counter sales, resulting in the Company receiving about a 30% royalty of net revenue. During the three months ended June 30, 2013 and 2012, the Company recorded revenue related to these agreements in the amounts of $741,000 and $1,136,000, respectively. The revenue is recorded in product revenues in the accompanying condensed consolidated statements of comprehensive loss (income). At June 30, 2013 and March 31, 2013, the Company had outstanding accounts receivable of $610,000 and $264,000, respectively, related to Innovacyn, Inc.

On August 9, 2012, the Company, along with its Mexican subsidiary and manufacturer Oculus Technologies of Mexico S.A. de C.V., entered into a license, exclusive distribution and supply agreement with More Pharma Corporation, S. de R.L. de C.V. (“More Pharma”) (the “License Agreement”). For a one-time payment of $500,000, the Company granted More Pharma an exclusive license, with the right to sublicense under certain conditions and with the Company’s consent, to all of the Company’s proprietary rights related to certain of its pharmaceutical products for human application that utilize the Company’s Microcyn® Technology within Mexico. For an additional one-time payment of $3,000,000, the Company also agreed to appoint More Pharma as the exclusive distributor of certain of its products in Mexico for the term of the agreement. Additionally, the Company granted More Pharma an exclusive license to certain of the Company’s then-held trademarks in exchange for a payment of $100,000. The Company has the ability to terminate the agreement if certain annual purchase minimums are not met. The term of the agreement is twenty-five years from the effective date of August 15, 2012. The term of the License Agreement will automatically renew after the twenty-five year term for successive two year terms as long as More Pharma has materially complied with any and all of the obligations under the License Agreement, including but not limited to, meeting the minimum purchase requirements set forth therein.

Additionally, on August 9, 2012, the Company entered into an exclusive distribution and supply agreement with More Pharma (the “Distribution Agreement”). For a one-time payment of $1,500,000, the Company granted More Pharma exclusive ability to market and sell certain of its pharmaceutical products for human application that utilize the Company’s Microcyn® Technology. The Company also appointed More Pharma as its exclusive distributor, with the right to execute sub-distribution agreements under certain conditions and with the Company’s consent, within the following countries: Antigua & Barbuda, Argentina, Aruba & Curacao, Bahamas, Barbados, Belize, Bolivia, Bonaire, Brazil, British Guyana, British Islands, Cayman Islands, Chile, Colombia, Cuba, Dominica, Dominican Republic, Ecuador, El Salvador, French Guyana, Grenada, Guadalupe, Guatemala, Haiti, Honduras, Jamaica, Martinique, Nicaragua, Paraguay, Peru, St. Bartolome, St. Vincent & Grenades, Surinam, Trinidad & Tobago, Turks & Caicos Islands, Uruguay, Venezuela and Virgin Islands.

The Company will recognize the $5,100,000 related to the License Agreement and the Distribution Agreement as revenue on a straight line basis consistent with the Company’s historical experience with contracts with similar terms, which is typically over three to five years of the contract. Additionally, the Company capitalized $214,000 of its transaction costs related to the License Agreement and the Distribution Agreement, which will be amortized by the Company as expense on a straight line basis consistent with the related revenue recognition practices. At June 30, 2013 and March 31, 2013, the Company had outstanding accounts receivable of $847,000 and $580,000, respectively, due from More Pharma. During three months ended June 30, 2013, the Company recognized $375,000 related to the amortization of the upfront fees received in the transaction. Additionally, during the three months ended June 30, 2013, the Company recognized $16,000 as expense related to the transaction costs of the transaction. The Company recognizes product sales on a sell-through basis as More Pharma sells products through to its customers.

Other Matters

Ruthigen, Inc.

On January 18, 2013, the Company’s wholly owned subsidiary, Ruthigen, Inc., was incorporated in the State of Nevada. Ruthigen has established independent offices in Santa Rosa, California.

On August 2, 2013, the Company entered into a separation agreement with Ruthigen that contains key provisions relating to the Company’s ongoing relationship with Ruthigen, and more specifically governs its relationship with Ruthigen following the completion of Ruthigen’s intended initial public offering. The Company previously announced its entry into a license and supply agreement and a shared services agreement with Ruthigen. Each of these agreements has been entered into in the overall context of the separation of the Company’s business and its novel biotechnology business into two separate, publicly-traded companies. The effective date for all three agreements is the closing date of Ruthigen’s intended initial public offering, if any should occur.

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

Separation Agreement

The Company entered into a separation agreement with Ruthigen that contains key provisions relating to its ongoing relationship with Ruthigen following the completion of Ruthigen’s intended initial public offering. The separation agreement takes effect upon the closing of Ruthigen’s intended initial public offering and terminates on the earlier of 8.5 years following the closing of the offering, or when the parties mutually agree to terminate it. The separation agreement also contains a series of restrictions on the Company’s ability to transfer the Ruthigen shares it owns. The Company is restricted from transferring any of the Ruthigen shares it owns during the first year (the “lock up period”) immediately following Ruthigen’s intended initial public offering.

Following the one-year lock up period, transfers by the Company of the Ruthigen shares it owns must be conducted with the consent of Ruthigen’s board of directors or within the prescribed requirements for such transfers set forth in the separation agreement. These prescribed requirements include that the transfers must be in private placement transactions, the purchase price discount may not exceed certain percentages depending on the transferee, the amount of shares transferred in a given transfer (or series of transfers comprising a single transaction) may not exceed the greater of 5% of Ruthigen’s outstanding shares or $1,500,000 in net proceeds to the Company, as well as certain other requirements set forth in the separation agreement. In addition to the prescribed manner for the Company to conduct transfers described above, if, following a minimum of 41.5 months following the closing of Ruthigen’s initial public offering have lapsed under the separation agreement and the Company has not consummated transfers of the Ruthigen shares it owns resulting in at least $3.8 million in net proceeds to the Company, then the Company has a one-time transfer and registration right to transfer the Ruthigen shares it owns in an amount equal to the difference between $3.8 million and the Ruthigen shares transferred by the Company pursuant to the separation agreement as of the time the Company elects to exercise its one-time right. Transfers conducted using this one-time right must be conducted with the consent of Ruthigen’s board of directors or within the prescribed requirements for such transfers set forth in the separation agreement, including, for example, that the purchase price discount may not exceed certain percentages, the amount of shares transferred may not exceed $3,800,000 in net proceeds to the Company, as well as certain other requirements set forth in the separation agreement.

The separation agreement also provides for certain cooling off periods between market attempts and/or successful transfers, the length of which are dependent upon whether and how many Ruthigen shares the Company transfers. The majority of the material restrictions and obligations contained in the separation agreement lapse if and when the Company and its subsidiaries (other than Ruthigen) own less than 19.9% of the outstanding shares of Ruthigen’s common stock.

The separation agreement also sets forth the methodology for the allocation of the operational and offering related expenses incurred prior to and in connection with Ruthigen’s intended initial public offering for which Ruthigen is required to reimburse the Company. Ruthigen will also reimburse the Company for expenses such as salaries and benefits advanced or paid on Ruthigen’s behalf, or for Ruthigen’s benefit, during a transition period following the closing of Ruthigen’s intended initial public offering.

The separation agreement provides that each party will indemnify, defend and hold harmless the other party and its affiliates for third party claims asserted against the other party. This includes an indemnification by the Company to Ruthigen related to obligations that the Company has under certain loan and security agreements entered into by the Company with Venture Lending & Leasing V, Inc. and Venture Lending & Leasing VI, Inc. The separation agreement also provides that, so long as the Company shall maintain a directors’ and officers’ insurance program covering the past and present officers and directors of the Company, the program shall be standard in the Company’s industry and the Company shall not exclude any former director of the Company from any insurance policy coverage if such coverage is made available to the Company’s then existing directors and officers.

Note 5.	Stockholders’ Equity

Common Stock Issued to Non-Employees For Services

On April 24, 2009, the Company entered into an agreement with Advocos LLC, a contract sales organization that serves as part of the Company’s sales force, for the sale of the Company’s wound care products in the United States. Pursuant to the agreement, the Company agreed to pay the contract sales organization a monthly fee and potential bonuses that will be based on achievement of certain levels of sales. The Company agreed to issue the contract sales organization cash or shares of common stock as compensation for its services. During the three months ended June 30, 2013 and 2012, the Company issued 30,308 and 10,664 shares of common stock, respectively, in connection with this agreement. The Company has determined that the fair value of the common stock, which was calculated as shares were issued, was more readily determinable than the fair value of the services rendered. Accordingly, the Company recorded the fair market value of the stock as compensation expense. During the three months ended June 30, 2013 and 2012, the Company recorded $112,000 and $92,000 of expense related to this agreement, respectively. The expense was recorded as selling, general and administrative expense in the accompanying condensed consolidated statements of comprehensive (loss) income.

On December 17, 2009, the Company entered into an agreement with Windsor Corporation.  Windsor Corporation provides financial advisory services to the Company. Pursuant to the agreement, the Company agreed to pay Windsor Corporation, on a quarterly basis, cash or common stock as compensation for services provided.  The Company determined that the fair value of the common stock was more readily determinable than the fair value of the services rendered. Accordingly, the Company recorded the fair market value of the stock as compensation expense. During the three months ended June 30, 2013, the Company issued 12,097 shares of common stock.  During the three months ended June 30, 2013, the Company recorded $49,000 of expense related to this agreement. The expense was recorded as selling, general and administrative expense in the accompanying condensed consolidated statements of comprehensive (loss) income.

Note 6.	Stock-Based Compensation

The Company accounts for share-based awards exchanged for employee services at the estimated grant date fair value of the award. The Company amortizes the fair value of employee stock options on a straight-line basis over the requisite service period of the awards. Compensation expense includes the impact of an estimate for forfeitures for all stock options. The estimated forfeiture rates used during the three months ended June 30, 2013 ranged from 4.77% to 5.17%.

Employee stock-based compensation expense is as follows (in thousands):

	Three Months Ended June 30,
	2013	2012
Cost of revenues	$25	$32
Research and development	33	67
Selling, general and administrative	128	209
Total stock-based compensation	$186	$308

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options.

A summary of all option activity as of June 30, 2013 and changes during the three months then ended is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2013	975	15.08
Options granted	–	–
Options exercised	–	–
Options forfeited or expired	(54)	14.54
Outstanding at June 30, 2013	921	$15.11	6.56	$–
Exercisable at June 30, 2013	779	$16.22	6.20	$–
Options available for grant as of June 30, 2013	749

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock ($2.58) for stock options.

At June 30, 2013, there were unrecognized compensation costs of $961,000 related to stock options which is expected to be recognized over a weighted-average amortization period of 1.61 years.

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

The Company did not capitalize any cost associated with stock-based compensation.

The Company issues new shares of common stock upon exercise of stock options.

Note 7.	Income Taxes

The Company completed a study during the year ended March 31, 2013 to assess whether a change in control had occurred or whether there have been multiple changes of control since the Company’s formation.  The Company determined, based on the results of the study, that no change in control occurred for purposes of Internal Revenue Code section 382.  In addition, the Company is not aware of any changes in ownership during the three months ended June 30, 2013 that would result in a change in control under Internal Revenue Code section 382.  The Company, after considering all available evidence, fully reserved against its deferred tax assets since it is more likely than not such benefits will not be realized in future periods. The Company incurred losses for both financial reporting and income tax purposes for the quarter ended June 30, 2013. Accordingly, the Company is continuing to fully reserve for its deferred tax assets. The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the Company’s deferred income tax assets satisfy the realization standards, the valuation allowance will be reduced accordingly.

As a result of certain realization requirements of Accounting Standards Codification Topic 718, the Company’s deferred tax assets and liabilities do not include certain deferred tax assets at June 30, 2013 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting purposes.  Equity will be increased by approximately $533,000 if and when such deferred tax assets are ultimately realized.

Note 8.	Segment and Geographic Information

The Company generates product revenues from wound care products which are sold into the human and animal healthcare markets, and the Company generates service revenues from laboratory testing services which are provided to medical device manufacturers.

The Company operates a single segment business for product sales which consists of three geographical sales territories as follows (in thousands):

	Three Months Ended June 30,
	2013	2012
U.S.	$1,323	$2,033
Mexico	1,424	1,378
Europe and other	407	405
	$3,154	$3,816

For the three months ended June 30, 2013 and 2012, the Company recorded licensing revenues of $433,000 and $12,000, respectively. Such revenues are reflected in the table above within product revenue under the respective geographic region where such licensing revenues were earned.

The Company’s service revenues amounted to $218,000 and $235,000 for the three months ended June 30, 2013 and 2012.

Note 9.	Significant Customer Concentrations

For the three months ended June 30, 2013, one customer represented 42%, and one customer represented 22% of the quarter’s revenue. For the three months ended June 30, 2012, one customer represented 28% of the quarter’s revenue.

At June 30, 2013, one customer represented 39%, and one customer represented 28% of the net accounts receivable balance. At March 31, 2013, one customer represented 34%, one customer represented 26%, and one customer represented 15% of the net accounts receivable balance.

Note 10.	Subsequent Events

Bonus Awarded to Hojabr Alimi Pursuant to Achievement of Significant Ruthigen Milestone

On August 8, 2013, Ruthigen, Inc., the Company’s wholly owned subsidiary, announced that it filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission relating to a proposed initial public offering of shares of Ruthigen’s common stock. The filed registration statement represents Ruthigen’s initial public filing pursuant to the provisions of the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. The number of shares to be offered and the price range for the offering have not yet been determined. A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold, nor may offers to buy be accepted, prior to the time the registration statement becomes effective.

Hojabr Alimi, the Company’s former Chief Executive Officer and the current Chief Executive Officer of the Company’s subsidiary, Ruthigen, was instrumental in the filing of Ruthigen’s registration statement. On August 12, 2013, the Company’s Compensation Committee (the “Committee”) approved the grant of a one-time cash bonus of $158,000 to Mr. Alimi in order to recognize his efforts related to the filing of Ruthigen’s registration statement, a significant milestone in Ruthigen’s development. The Committee has further determined that this bonus will be the last bonus payment made by the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as of June 30, 2013 and our audited consolidated financial statements for the year ended March 31, 2013 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 25, 2013.

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

Additional Information

Investors and others should note that we announce material financial information using our company website (www.oculusis.com), our investor relations website (ir.oculusis.com), SEC filings, press releases, public conference calls and webcasts. Information about Oculus, our business, and our results of operations may also be announced by posts on the following social media channels:

—	Oculus corporate blog (http://oculusis.com/dialogue/)
—	Oculus Facebook page (www.facebook.com/oculusinnovativesciences)
—	Dan McFadden’s Twitter feed (http://twitter.com/dmcfaddenocls). Mr. McFadden is the Vice President of Public and Investor Relations of our Company.

The information that we post on these social media channels could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in Oculus to review the information that we post on these social media channels. These social media channels may be updated from time to time on Oculus’ investor relations website. The information on or accessible through our websites and social media channels is not incorporated by reference in this Quarterly Report on Form 10-Q.

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

Our goal is to become a worldwide leader as the standard of care in the treatment and irrigation of open wounds and skin care. We currently have, and intend to seek additional, regulatory clearances and approvals to market our Microcyn-based products worldwide. In July 2004, we first began selling Microdacyn60™ in Mexico after receiving approval from the Mexican Ministry of Health, for use as an antiseptic, disinfectant and sterilant. Since then, physicians and scientists in the United States, Europe, India, Pakistan, China and Mexico have conducted more than 40 clinical and scientific studies of Microcyn® Technology, generating data suggesting that the technology is non-irritating to healthy tissue, reduces microbial load, accelerates wound healing, reduces pain, shortens treatment time and may have the potential to reduce costs to healthcare providers and patients. Most of these studies were not intended to be rigorously designed or controlled clinical trials and, as such, did not have all of the controls required for clinical trials used to support a new drug application submission to the FDA, nor did the studies include blinding, randomization, predefined clinical end points, use of placebo and active control groups or U.S. Good Clinical Practice (GCP) requirements. We used the data generated from certain of these studies to support our CE Mark application with the European Union for certification of our Microcyn® Technology products for wound cleaning and reduction of microbial load in the European Economic Area. We received a Class II CE Mark in November 2004, subsequently upgraded to a Class III CE Mark in early 2013, and have also received additional international approvals in China, Canada, Mexico, India and select Latin America, Asian and Middle East countries. To date, our Microcyn-based products have received seven FDA 510(k) clearances in the United States. Many of these clearances are for use as a medical device in wound cleaning, or debridement, lubricating, moistening and dressing, including traumatic wounds and acute and chronic dermal lesions.

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

Additionally, on July 1, 2011, Vetericyn, Inc. and Innovacyn, Inc. began to share profits with us related to the Vetericyn® and Microcyn® over-the-counter sales, resulting in our receipt of about a 30% royalty of net revenue.

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

Mexico, South and Central America, and the Caribbean

On August 9, 2012, we, along with our Mexican subsidiary and manufacturer Oculus Technologies of Mexico S.A. de C.V., entered into a license, exclusive distribution and supply agreement with More Pharma Corporation, S. de R.L. de C.V. (“More Pharma”). For a one-time payment of $500,000, we granted More Pharma an exclusive license, with the right to sublicense under certain conditions and with our consent, to all of our proprietary rights related to certain of our pharmaceutical products for human application that utilize our Microcyn® Technology within Mexico. For an additional one-time payment of $3,000,000, we also agreed to appoint More Pharma as the exclusive distributor of certain of our products in Mexico for the term of the agreement. Additionally, we granted More Pharma an exclusive license to certain of our then-held trademarks in exchange for a payment of $100,000. The term of the agreement is twenty-five years from the effective date of August 15, 2012. The term of the license agreement will automatically renew after the twenty-five year term for successive two year terms as long as More Pharma has materially complied with any and all of the obligations under the license agreement, including but not limited to, meeting the minimum purchase requirements set forth therein.

On August 9, 2012, we also entered into an exclusive distribution and supply agreement with More Pharma. For a one-time payment of $1,500,000, we granted More Pharma exclusive ability to market and sell certain of our pharmaceutical products for human application that utilize our Microcyn® Technology. We also appointed More Pharma as our exclusive distributor, with the right to execute sub-distribution agreements under certain conditions and with our consent, within the following countries: Antigua & Barbuda, Argentina, Aruba & Curacao, Bahamas, Barbados, Belize, Bolivia, Bonaire, Brazil, British Guyana, British Islands, Cayman Islands, Chile, Colombia, Cuba, Dominica, Dominican Republic, Ecuador, El Salvador, French Guyana, Grenada, Guadalupe, Guatemala, Haiti, Honduras, Jamaica, Martinique, Nicaragua, Paraguay, Peru, St. Bartolome, St. Vincent & Grenades, Surinam, Trinidad & Tobago, Turks & Caicos Islands, Uruguay, Venezuela and Virgin Islands.

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

On August 2, 2013, we entered into a separation agreement with Ruthigen that contains key provisions relating to our ongoing relationship with Ruthigen, and more specifically governs our relationship with Ruthigen following the completion of Ruthigen’s intended initial public offering. We previously announced our entry into a license and supply agreement and a shared services agreement with Ruthigen. Each of these agreements has been entered into in the overall context of Ruthigen’s separation from our Company. The effective date for all three agreements is the closing date of Ruthigen’s intended initial public offering, if any should occur.

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

Separation Agreement

Effectiveness and Term - On August 2, 2013, we entered into a separation agreement with Ruthigen that contains key provisions relating to our ongoing relationship with Ruthigen, and more specifically governs our relationship with Ruthigen following the completion of Ruthigen’s intended initial public offering. Because we will continue to own, at least initially, the majority of Ruthigen’s outstanding common stock following Ruthigen’s intended initial public offering, the separation agreement contains certain limitations on our ability to control various aspects of Ruthigen’s business and operations in order for Ruthigen to operate as independently as possible from us to unlock the value proposition of RUT58-60, which Ruthigen expects to result in financial gain to us and Ruthigen, if Ruthigen is successful. The separation agreement takes effect upon the closing of Ruthigen’s intended initial public offering and terminates 8.5 years following the closing of Ruthigen’s intended initial public offering, unless the parties mutually agree to terminate it earlier, and, as a general matter, most of the material restrictions and obligations contained in the separation agreement lapse when we and our subsidiaries (other than Ruthigen) own less than 19.9%, or the ownership threshold for purposes of the agreement, of the outstanding shares of Ruthigen’s common stock.

Expense Allocation and Reimbursement - The separation agreement sets forth the methodology for the allocation of the operational and offering related expenses incurred prior to and in connection with Ruthigen’s intended initial public offering for which Ruthigen is required to reimburse us. Ruthigen will also reimburse us for expenses such as salaries and benefits advanced or paid on Ruthigen’s behalf, or for Ruthigen’s benefit, during a transition period following the closing of Ruthigen’s intended initial public offering.

Marketing and Transfer Restrictions - In order for the parties to control the flow of the Ruthigen shares held by us into the market to attempt to minimize price volatility and instability in the trading market for Ruthigen’s shares, the separation agreement contains a series of restrictions on our ability to transfer the Ruthigen shares we own. As a general matter, transfers of the Ruthigen shares we own are primarily expected to be conducted through private marketing efforts in private placement transactions, except in the cases prescribed in the separation agreement. For example, we are restricted from engaging in marketing efforts related to the transfer of the Ruthigen shares we own and we are required to refer indications of interest from third parties regarding the transfer of the Ruthigen shares we own to Ruthigen, in each case, except during certain prescribed periods set forth in the separation agreement. With respect to transfer restrictions, we are restricted from transferring any of the Ruthigen shares we own during the one-year lock up period immediately following Ruthigen’s intended initial public offering. Following the one-year lock up period, transfers by us of the Ruthigen shares we own must be conducted with the consent of Ruthigen’s board of directors or within the prescribed requirements for such transfers set forth in the separation agreement. These prescribed requirements include that the transfers must be in private placement transactions, that the purchase price discount may not exceed 15% or 20% of the prevailing market price depending on the type of transferee, the amount of shares transferred in a given transfer (or series of transfers comprising a single transaction) may not exceed the greater of 5% of Ruthigen’s outstanding shares or $1,500,000 in net proceeds to us, as well as certain other requirements set forth in the separation agreement. Ruthigen has also agreed to assist us in consummating transfers of the Ruthigen shares we own, because Ruthigen expects to be well-informed as to where the investor demand for Ruthigen’s shares resides and Ruthigen believes its involvement may be beneficial to us and the trading market for Ruthigen’s shares. In addition to the prescribed manner for us to conduct transfers described above, if, following a minimum of 41.5 months following the closing of Ruthigen’s intended initial public offering, we have not consummated transfers of the Ruthigen shares we own resulting in at least $3.8 million in net proceeds to us, then we have a one-time transfer and registration right to transfer the Ruthigen shares we own in an amount equal to the difference between $3.8 million and the net proceeds received by us resulting from transfers of the Ruthigen shares we own as of the time we elect to exercise our one-time right. Transfers conducted using this one-time right must be conducted with the consent of Ruthigen’s board of directors or within the prescribed requirements for such transfers set forth in the separation agreement, including, for example, that the purchase price discount may not exceed 30% of the prevailing market price, the amount of shares transferred may not exceed $3,800,000 in net proceeds to us, as well as certain other requirements set forth in the separation agreement. The separation agreement also provides for certain cooling off periods between marketing attempts and/or successful transfers, the length of which are dependent upon whether and how many Ruthigen shares we transfer.

Distribution - Ruthigen believes that a distribution of Ruthigen shares by us to our shareholders would be advantageous to the market for Ruthigen’s shares by increasing liquidity, would accelerate Ruthigen’s ability to become independent from us by decreasing our ownership of Ruthigen’s common stock and would be beneficial for our stockholders who would have a direct opportunity to participate in the Ruthigen value proposition. We have advised Ruthigen that, following the completion of Ruthigen’s intended initial public offering and subject to the expiration of any applicable lock-up periods or other agreements we have or may have with Ruthigen, we do not have any near term plans to distribute the Ruthigen shares held by us to our stockholders. The decision to conduct any such distribution is at the sole discretion of our board of directors. There is no assurance that such a distribution will ever occur. However, pursuant to the separation agreement, we have agreed, from time to time, to retain investment bankers and tax advisors to re-evaluate the advisability of conducting a plan of distribution of the Ruthigen shares we own and Ruthigen has agreed to register any shares that we may distribute in the future. Presently, it is expected that any potential distribution will be taxable to our Company and our stockholders.

Registration Rights – The separation agreement provides us with certain “piggy back” registration rights if Ruthigen proposes to publicly register any of its common stock following the completion of Ruthigen’s intended initial public offering, subject to certain conditions and limitations, including cut back rights in the discretion of Ruthigen’s board of directors. In addition, following transfers by us of the Ruthigen shares, we have certain demand registration rights requiring Ruthigen to register all of the Ruthigen shares we have transferred. In addition, as described under “Marketing and Transfer Restrictions” above, if, following a minimum of 41.5 months following the closing of Ruthigen’s intended initial public offering have lapsed under the separation agreement and we have not consummated transfers of the Ruthigen shares we own resulting in at least $3.8 million in net proceeds to us, then we have a one-time transfer and registration right that requires Ruthigen, subject to certain conditions and limitations, to register the difference between $3.8 million and the Ruthigen shares transferred by us pursuant to the separation agreement as of the time we elect to exercise our one-time right.

Standstill – We have agreed that, subject to the ownership threshold, we shall not, and shall not act in concert with any person to, make or participate in a solicitation of proxies or powers of attorney or similar rights to vote any of the Ruthigen shares we own or to deposit the Ruthigen shares we own in a voting trust.

Restrictions Relating to Debt – We have agreed that, subject to the ownership threshold, we shall disclose in writing the existence of the transfer and other restrictions involving the Ruthigen shares we own, which are set forth in the separation agreement, to potential lenders in the context of our potential negotiations to incur debt in the future, where such debt would be collateralized by the Ruthigen shares we own.

WTI Loans –Ruthigen’s primary assets serve as collateral under certain loan and security agreements, or the WTI loan agreements, between us and Venture Lending & Leasing V, Inc. and Venture Lending & Leasing VI, Inc. The separation agreement provides that if we default under the WTI loan agreements and Ruthigen is required to make payments or transfer its assets to Venture Lending & Leasing V, Inc. and Venture Lending & Leasing VI, Inc. on our behalf, then Ruthigen is not required to make payments that it may owe to us until such time as we reimburse Ruthigen or Ruthigen is otherwise made whole after having met our obligations under the WTI loan agreements.

Voting – We have agreed that, subject to the ownership threshold, we shall vote or consent all of the Ruthigen shares we own in the same manner as the majority of the minority holders of Ruthigen’s common stock (non-Oculus holders).

Equity Plan, Oculus Equity and Corporate Governance – We and Ruthigen have agreed on the principal terms of Ruthigen’s equity incentive plan, including the formula for the number of shares reserved under the plan, the vesting schedule of awards under the plan, timing, size and award type of the initial grants to be made following the closing of Ruthigen’s intended initial public offering, and the formula for the evergreen refresh provision and other share caps on certain types of awards and future equity plans. The separation agreement clarifies that options for common stock of our Company held by employees and directors of Ruthigen shall continue to vest as long as the individuals continue in service to Ruthigen. In addition, the separation agreement provides that Ruthigen’s restated articles of incorporation and bylaws for purposes of operating as a public company will contain provisions for a staggered board of directors and plurality voting for the election of directors.

Indemnification - The separation agreement provides that each party will indemnify, defend and hold harmless the other party and its affiliates for third party claims asserted against the other party, and that we will indemnify, defend and hold harmless Ruthigen and its affiliates from and against any and all direct losses relating to the WTI loan agreements.

Directors’ and Officers’ Insurance – The separation agreement provides that, so long as we shall maintain a directors’ and officers’ insurance program covering the past and present officers and directors of our Company, the program shall be standard in our industry and if there is a change to the program, then we shall provide prior notice.  In addition, we have agreed not to exclude any former Oculus director from any insurance policy coverage if such coverage is made available to our Company’s then existing directors and officers.

Miscellaneous – The separation agreement also contains customary provisions regarding confidentiality, access to information, books and records, dispute resolution and the release of claims that pre-date the effective date of the separation agreement.

NVN Therapeutics

We established a nutritional products division in the beginning of 2012 to expand our product pipeline. NVN Therapeutics is based in Sacramento, California. This division aims to develop and manufacture medical foods that combine the best of science and nature to create products that provide patients with natural healthcare therapies. This division is currently focused on the development of products for the diabetic and women’s health markets.

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

Comparison of Three Months Ended June 30, 2013 and 2012

Revenues

Total revenues were $3,372,000 for the three months ended June 30, 2013, as compared to $4,051,000 for the three months ended June 30, 2012. Product revenues were down 17% for the three months ended June 30, 2013 as compared to the same period in the prior year, with decreases in sales in the United States, Europe and Middle East, partially offset by increases in sales in Mexico, China, India and Singapore.

Product revenue in the United States for the three months ended June 30, 2013 decreased $710,000, or 35%, as compared to the same period in the prior year, primarily due to a decline in sales of our dermatology and animal healthcare products. We anticipate our sales in the dermatology and animal healthcare markets to increase in the future and believe this quarter’s decrease, when compared to the same period in the prior year, was a result of certain events that are not anticipated to affect us in the future, including certain events that were out of control such as weather conditions.

For the three months ended June 30, 2013 and 2012, we recorded revenue related to sales of our animal healthcare products in the amounts of $741,000 and $1,136,000, respectively, from our partner, Innovacyn, Inc. We believe the late winter storms in the East and Midwest occurring through spring 2013 delayed the seasonality of the sales to ranchers of our products for the months of April and May 2013. We anticipate future growth in the sales of our animal healthcare products.

The decline in revenue attributed to our dermatology partners for the three months ended June 30, 2013 as compared to the same period in the prior year was primarily due to the termination of our partnership with PreCision Dermatology and therefore, a decline in corresponding sales, and the revenue recognition of the launch of the AtraproTM family of products by Quinniva Pharmaceuticals reflected in the revenues for the first quarter of 2014, which did not occur until after the first quarter of 2013.

Revenue in Mexico for the three months ended June 30, 2013 increased $46,000, or 3%, when compared to the same period in the prior year, primarily due to the higher unit volume growth of 53% and the recognition of $375,000 related to the amortization of upfront fees paid by More Pharma, our exclusive distributor in Mexico. The increase in units sold and the amortization for the three months ended June 30, 2013 was partially offset by about a 56% reduction in the overall average sales price per unit. Also, due to the transfer of the sales function in Mexico to More Pharma, we eliminated almost all sales operating costs thus, improving our operating profitability in Mexico.

Revenue in Europe and Rest of World for the three months ended June 30, 2013 increased $2,000 as compared to the same period in the prior year, with increases in sales in China, India, and Singapore, partially offset by decreases in sales in Europe and Middle East.

The following table shows our product revenues by geographic region:

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
United States	$1,323,000	$2,033,000	$(710,000)	(35%	)
Mexico	1,424,000	1,378,000	46,000	3%
Europe and Rest of World	407,000	405,000	2,000	0%
Total	$3,154,000	$3,816,000	$(662,000)	(17%	)

Licensing revenues of $433,000 and $12,000, respectively, are also included in our calculation of product revenues for the three months ended June 30, 2013 and 2012, and are reflected in the table above under the respective geographic region where such licensing revenues were earned.

Service revenues decreased $17,000 for the three months ended June 30, 2013 when compared to the same period in the prior year due to a decrease in the number of tests provided by our services business.

Gross Profit

We reported gross profit related to our Microcyn® products of $2,133,000 or 68% of product revenues, during the three months ended June 30, 2013, compared to a gross profit of $2,828,000, or 74% of product revenues, for the same period in the prior year. Licensing revenues are also included in our calculation of product revenues for the three months ended June 30, 2013 and 2012. Gross margins were down for the three months ended June 30, 2013 as compared to the same period in the prior year due to the decline of margins in Mexico related to the More Pharma transaction, partially offset by higher gross margins in the United States and Europe.

Research and Development Expense

Research and development decreased $25,000 to $507,000 for the three months ended June 30, 2013, compared to $532,000 for the same period in the prior year, with $175,000 of expenses incurred by our wholly owned subsidiary, Ruthigen, Inc. We expect that our research and development expense will increase over the next few quarters as we incur additional expenses related to certain preclinical costs advanced for our subsidiary, Ruthigen.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased $28,000, or 1%, to $2,819,000 during the three months ended June 30, 2013, as compared to $2,847,000 for the same period in the prior year. The slight decrease for the three months ended June 30, 2013 was primarily due to a reduction in selling expenses in Mexico of $394,000, partially offset by higher costs of $303,000 related primarily to salaries, travel and legal expenses incurred for our subsidiary, Ruthigen, and selling expenses in the United States. We expect selling, general and administrative expenses to increase in the next period as we expect expenses related to Ruthigen to increase.

Interest Expense and Interest Income

Interest expense decreased $38,000 during the three months ended June 30, 2013 to $250,000 as compared to $288,000 for the same period in the prior year. The decrease for the three months ended June 30, 2013 was related to an increase of $17,000 of non-cash interest expense, offset by a reduction of $55,000 of cash interest incurred during the quarter as the loans move closer to maturity. The cash and non-cash interest is primarily related to borrowings from Venture Lending & Leasing V, Inc. and Venture Lending & Leasing VI, Inc. Interest income for the three months ended June 30, 2013 showed no material change as compared to the same period in the prior year.

Other Expense, Net

Other expense, net increased $8,000 to $28,000 for the three months ended June 30, 2013, compared to other expense, net of $20,000 for the same period in the prior year. The change in other expense, net for the three months ended June 30, 2013 showed no material change as compared to the same period in the prior year.

Fair Value of Common Stock Issued with Stock Purchase Agreement

During the three months ended June 30, 2013, we recorded a loss of $309,000 on the fair value of common stock issued pursuant to the terms of a stock purchase agreement we entered into with Venture Lending & Leasing V, LLC and Venture Lending & Leasing VI, LLC on October 30, 2012 for the issuance to the entities of shares of our common stock having an initial aggregate fair market value equal to $3,500,000. This loss was attributed to a decrease in our stock price of $3.08 at March 31, 2013 to $2.58 at June 30, 2013.

Net (Loss) Income

Net loss for the three months ended June 30, 2013 was $1,712,000, a decrease of $2,157,000, as compared to net income of $445,000 for the same period in the prior year.

Liquidity and Capital Resources

We reported a net loss of $1,712,000 for the three months ended June 30, 2013. At June 30, 2013, our accumulated deficit amounted to $139,457,000. We had working capital of $4,191,000 as of June 30, 2013. In the future, we may raise additional capital from external sources in order to continue the longer term efforts contemplated under our business plan. We expect to continue incurring losses for the foreseeable future and may need to raise additional capital to pursue our product development initiatives, to penetrate markets for the sale of our products and continue as a going concern. We cannot provide any assurances that we will be able to raise additional capital. Our management believes that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means, if needed; however, we have not secured any commitment for new financing at this time, nor can we provide any assurance that new financing will be available on commercially acceptable terms, if needed.

Sources of Liquidity

As of June 30, 2013, we had cash and cash equivalents of $5,380,000. Since our inception, substantially all of our operations have been financed through sales of equity securities. Other sources of financing that we have used to date include our revenues, as well as various loans.

Since July 1, 2011, substantially all of our operations have been financed through the following transactions:

•	proceeds of $247,000 received from the exercise of common stock purchase warrants and options;
•	proceeds of $2,500,000 received from the issuance of a debt instrument in the year ended June 30, 2012;
•	net proceeds of $1,894,000 received from a registered direct offering of common stock on December 28, 2011;
•	net proceeds of $2,797,000 received from a registered direct offering on April 22, 2012; and
•	net proceeds of $3,052,000 received from an underwritten offering on March 12, 2013.

Cash Flows

As of June 30, 2013, we had cash and cash equivalents of $5,380,000, compared to $7,900,000 as of March 31, 2013.

Net cash used by operating activities during the three months ended June 30, 2013 was $1,057,000, primarily due to our net loss of $1,712,000 for the period. Additionally, we had non-cash transactions during the three months ended June 30, 2013, including: $347,000 of stock-based compensation expenses; a $309,000 loss on the fair value adjustment of common stock issued to Venture Lending & Leasing V, LLC and Venture Lending & Leasing VI, LLC in connection with the stock purchase agreement dated October 30, 2012; and non-cash interest of $167,000.

Net cash used in operating activities during the three months ended June 30, 2012 was $1,264,000, primarily due to an increase in accounts receivable of $1,218,000 as a result of increased revenues and the timing of customer payments. Additionally, the $1,247,000 gain on the value of our derivative liabilities was offset by changes in operating assets and liabilities and other non-cash charges.

Net cash used in investing activities was $170,000 for three months ended June 30, 2013, primarily related to the purchase of equipment in Mexico.

Net cash used in investing activities was $33,000 for the three months ended June 30, 2012, primarily related to the purchase of equipment.

Net cash used in financing activities was $1,257,000 for the three months ended June 30, 2013 and was primarily related to principal payments on debt in the amount of $748,000 and $509,000 of deferred offering costs related to our subsidiary Ruthigen’s intended initial public offering.

Net cash provided by financing activities was $2,365,000 for the three months ended June 30, 2012. During the period ended June 30, 2012, we received net proceeds from the registered direct offering of common and preferred stock of $2,832,000. The offering proceeds were offset by principal payments on the debt in the amount of $467,000.

Operating Capital and Capital Expenditure Requirements

We incurred a net loss of $1,712,000 for the three months ended June 30, 2013. At June 30, 2013 and March 31, 2013, our accumulated deficit amounted to $139,457,000 and $137,745,000, respectively. At June 30, 2013 and March 31, 2013, our working capital amounted to $4,191,000 and $6,407,000, respectively.

We may need to raise additional capital from external sources in order to continue the longer term efforts contemplated under our business plan. We expect to continue incurring losses for the foreseeable future and may need to raise additional capital to pursue our product development initiatives and to penetrate markets for the sale of our products. Additionally, upon the closing of our subsidiary Ruthigen, Inc.’s initial public offering, we will be repaid for all costs incurred and advanced related to the initial public offering. At June 30, 2013, these costs amounted to $553,000 which is reported as deferred offering costs in the accompanying condensed consolidated balance sheet.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Significant estimates and assumptions include reserves and write-downs related to receivables and inventories, the recoverability of long-lived assets, the valuation allowance relating to our deferred taxes, the valuation of equity and derivative instruments, and debt discounts and the estimated amortization periods of upfront licensing fees received from customers. Periodically, we evaluate and adjust estimates accordingly.

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

(a) Evaluation of Disclosure Controls and Procedures . We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Accordingly, our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective at the reasonable assurance level for the quarter ended June 30, 2013.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

In June 2006, we received a written communication from the grantor of a license to an earlier version of our technology indicating that such license was terminated due to an alleged breach of the license agreement by us. The license agreement extends to our use of the technology in Japan only. While we do not believe that the grantor’s revocation is valid under the terms of the license agreement and no legal claim has been threatened to date, we cannot provide any assurance that the grantor will not take legal action to restrict our use of the technology in the licensed territory. While our management does not anticipate that the outcome of this matter is likely to result in a material loss, there can be no assurance that if the grantor pursues legal action, such legal action would not have a material adverse effect on our consolidated financial position or results of comprehensive loss. We have not accrued a loss reserve for this matter.

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

There have been no material changes from risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended March 31, 2013, as filed with the SEC on June 25, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There have been no sales of unregistered equity securities during the quarter ended June 30, 2013.

Item 3.	Default Upon Senior Securities

We did not default upon any senior securities during the quarter ended June 30, 2013.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Bonus Awarded to Hojabr Alimi Pursuant to Achievement of Significant Ruthigen Milestone

On August 8, 2013, Ruthigen, Inc., our wholly owned subsidiary, announced that it filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission relating to a proposed initial public offering of shares of Ruthigen’s common stock. The filed registration statement represents Ruthigen’s initial public filing pursuant to the provisions of the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. The number of shares to be offered and the price range for the offering have not yet been determined. A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold, nor may offers to buy be accepted, prior to the time the registration statement becomes effective.

Hojabr Alimi, our former Chief Executive Officer and the current Chief Executive Officer of our subsidiary, Ruthigen, was instrumental in the filing of Ruthigen’s registration statement. On August 12, 2013, our Compensation Committee (the “Committee”) approved the grant of a one-time cash bonus of $158,000 to Mr. Alimi in order to recognize his efforts related to the filing of Ruthigen’s registration statement, a significant milestone in Ruthigen’s development. The Committee has further determined that this bonus will be the last bonus payment made by our Company.

Item 6.	Exhibits

Exhibit Index

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc. (included as Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed June 20, 2007, and incorporated herein by reference).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc. (included as Exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 21, 2008, and incorporated herein by reference).
3.3	Amended and Restated Bylaws, as Amended of Oculus Innovative Sciences, Inc., effective November 3, 2010 (included as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2010, and incorporated herein by reference).
3.4	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 22, 2013, and incorporated herein by reference).
4.1

Specimen Common Stock Certificate (included as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

4.2	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.3	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.4	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.11 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.5	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.12 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.6	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 13, 2007, and incorporated herein by reference).
4.7	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 28, 2008, and incorporated herein by reference).
4.8	Form of Common Stock Purchase Warrant for April 2009 offering (included as Exhibit 4.15 to the Company’s Registration Statement on Form S-1 (File No. 333-158539) declared effective on July 24, 2009, and incorporated herein by reference).
4.9	Warrant issued to Dayl Crow, dated March 4, 2009 (included as Exhibit 4.16 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).
4.10	Form of Common Stock Purchase Warrant for July 2009 offering (included as Exhibit 4.15 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference)
4.11	Form of Common Stock Purchase Warrant for April 2012 offering (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).
4.12	Certificate of Designation of Preferences, Rights and Limitations of Series A 0% Convertible Preferred Stock, filed with the Delaware Secretary of State on April 24, 2012 (included as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).
4.13	Form of Underwriters Warrant to be issued to the Underwriters in connection with the March 2013 Offering (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 7, 2013, and incorporated herein by reference).
10.1	Form of Indemnification Agreement between Oculus Innovative Sciences, Inc. and its officers and directors (included as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.2	Amended and Restated Oculus Innovative Sciences, Inc. 2006 Stock Incentive Plan and related form stock option plan agreements (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 2, 2007, and incorporated herein by reference).

10.3	Office Lease Agreement, dated October 26, 1999, between Oculus Innovative Sciences, Inc. and RNM Lakeville, L.P. (included as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.4	Amendment No. 1 to Office Lease Agreement, dated September 15, 2000, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.5	Amendment No. 2 to Office Lease Agreement, dated July 29, 2005, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.6	Amendment No. 3 to Office Lease Agreement, dated August 23, 2006, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.7	Amendment No. 4 to Office Lease Agreement, dated September 13, 2007, by and between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).
10.8	Office Lease Agreement, dated May 18, 2006, between Oculus Technologies of Mexico, S.A. de C.V. and Antonio Sergio Arturo Fernandez Valenzuela (translated from Spanish) (included as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.9	Office Lease Agreement, dated July 2003, between Oculus Innovative Sciences, B.V. and Artikona Holding B.V. (translated from Dutch) (included as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.10	Amendment to Office Lease Agreement, effective February 15, 2008, by and between Oculus Innovative Sciences Netherlands B.V. and Artikona Holding B.V. (translated from Dutch) (included as Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).
10.11	Form of Director Agreement (included as Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.12	Framework Agreement, dated June 16, 2005, by and among Javier Orozco Gutierrez, Quimica Pasteur, S de R.L., Jorge Paulino Hermosillo Martin, Oculus Innovative Sciences, Inc. and Oculus Technologies de Mexico, S.A. de C.V. (included as Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.13	Mercantile Consignment Agreement, dated June 16, 2005, between Oculus Technologies de Mexico, S.A. de C.V., Quimica Pasteur, S de R.L. and Francisco Javier Orozco Gutierrez (included as Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.14	Partnership Interest Purchase Option Agreement, dated June 16, 2005, by and between Oculus Innovative Sciences, Inc. and Javier Orozco Gutierrez (included as Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.15	Termination of Oculus Innovative Sciences, Inc. and Oculus Technologies de Mexico, S.A. de C.V.’s Agreements with Quimica Pasteur, S de R.L. by Jorge Paulino Hermosillo Martin (translated from Spanish) (included as Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.16	Termination of Oculus Innovative Sciences, Inc. and Oculus Technologies de Mexico, S.A. de C.V.’s Agreements with Quimica Pasteur, S de R.L. by Francisco Javier Orozco Gutierrez (translated from Spanish) (included as Exhibit 10.29 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.17	Purchase Agreement by and between Oculus Innovative Sciences, Inc. and Robert Burlingame, dated January 26, 2009 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 29, 2009, and incorporated herein by reference).
10.18	Purchase Agreement by and between Oculus Innovative Sciences, Inc. and Non-Affiliated Investors, dated January 26, 2009 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 29, 2009, and incorporated herein by reference).
10.19	Revenue Sharing Distribution Agreement by and between Oculus Innovative Sciences, Inc. and VetCure, Inc., dated January 26, 2009 (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 29, 2009, and incorporated herein by reference).
10.20	Purchase Agreement by and between Oculus Innovative Sciences, Inc. and accredited investors, dated February 6, 2009 (refiled as Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2010, and incorporated herein by reference).

10.21	Purchase Agreement by and between Oculus Innovative Sciences, Inc., Robert Burlingame and Seamus Burlingame, dated February 24, 2009 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 27, 2009, and incorporated herein by reference).
10.22	Amendment No. 1 to Revenue Sharing Distribution Agreement by and between Oculus Innovative Sciences, Inc. and VetCure, Inc., dated February 24, 2009 (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed February 27, 2009, and incorporated herein by reference).
10.23	Consultant Agreement by and between Oculus Innovative Sciences, Inc. and Robert C. Burlingame, dated April 1, 2009 (included as Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).
10.24	Microcyn U.S. Commercial Launch Agreement by and between Oculus Innovative Sciences, Inc. and Advocos, dated April 24, 2009 (included as Exhibit 10.53 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).
10.25	Amendment No. 5 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and RNM Lakeville, LLC, dated May 18, 2009 (included as Exhibit 10.54 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).
10.26	Engagement Agreement by and between Oculus Innovative Sciences, Inc. and Dawson James Securities, Inc., dated April 10, 2009 (included as Exhibit 10.55 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).
10.27	Amendment and Clarification of Engagement Letter by and between Oculus Innovative Sciences, Inc. and Dawson James Securities, Inc., dated July 2, 2009 (included as Exhibit 10.56 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).
10.28	Second Amendment and Clarification of Engagement Letter by and between Oculus Innovative Sciences, Inc. and Dawson James Securities, Inc., dated July 10, 2009 (included as Exhibit 10.57 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).
10.29	Warrant Purchase Agreement by and between Oculus Innovative Sciences, Inc. and Dawson James Securities, Inc., dated July 13, 2009 (included as Exhibit 10.58 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).
10.30	Loan and Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, Inc., dated May 1, 2010 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 6, 2010, and incorporated herein by reference).
10.31	Supplement to the Loan and Security Agreement between Oculus Innovative Sciences, Inc., and Venture Lending & Leasing V, Inc., dated May 1, 2010 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 6, 2010, and incorporated herein by reference).
10.32†	Amendment No. 2 to Revenue Sharing, Partnership and Distribution Agreement between Oculus Innovative Sciences, Inc. and Vetericyn, Inc., dated July 24, 2009 (refiled as Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2010 filed April 29, 2011, and incorporated herein by reference).
10.33†	Amendment No. 3 to Revenue Sharing, Partnership and Distribution Agreement between Oculus Innovative Sciences, Inc. and Vetericyn, Inc., dated June 1, 2010 (refiled as Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2010 filed April 29, 2011, and incorporated herein by reference).
10.34†	Amendment No. 1 to Exhibit A to the Revenue Sharing Distribution Agreement and to the Revenue Sharing, Partnership and Distribution Agreement as Revised and Amended, June 1, 2010, dated September 1, 2010 (included as Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2010, and incorporated herein by reference).
10.35	Continuous Offering Program Agreement between Oculus Innovative Sciences, Inc. and Rodman & Renshaw, LLC, dated September 3, 2010 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 17, 2010, and incorporated herein by reference).
10.36†	Distribution Agreement between Oculus Innovative Sciences, Inc. and Tianjin Ascent Import and Export Company, Ltd., dated January 28, 2011 (included as Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q filed February 4, 2011, and incorporated herein by reference).
10.37†	Exclusive Sales and Distribution Agreement between Oculus Innovative Sciences, Inc. and Quinnova Pharmaceuticals, Inc., dated February 14, 2011 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 18, 2011, and incorporated herein by reference).
10.38†	Exclusive Co-Promotion Agreement between Oculus Innovative Sciences, Inc. and Quinnova Pharmaceuticals, Inc., dated February 14, 2011 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 18, 2011, and incorporated herein by reference).

10.39	Product Option Agreement between Oculus Innovative Sciences, Inc. and AmDerma Pharmaceuticals, LLC, dated February 14, 2011 (included as Exhibit 10.3 to the Company's Current Report on Form 8-K filed February 18, 2011, and incorporated herein by reference).
10.40	Amendment No. 6 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and RNM Lakeville, L.P., dated April 26, 2011 (included as Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed June 3, 2011, and incorporated herein by reference).
10.41	Loan and Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing VI, Inc., dated June 29, 2011 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).
10.42	Supplement to the Loan and Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing VI, Inc., dated June 29, 2011 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).
10.43	Amendment No. 1 to the Loan and Security Agreement and Supplement to the Loan and Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, Inc., dated June 29, 2011 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).
10.44	Intellectual Property Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing VI, Inc., dated June 29, 2011 (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).
10.45	Intellectual Property Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, Inc., dated June 29, 2011 (included as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).
10.46†	Distribution Agreement between Oculus Innovative Sciences, Inc. and Shanghai Sunvic Technology Co. Ltd., dated June 26, 2011 (included as Exhibit 10.58 to the Company’s Quarterly Report on Form 10-Q filed August 4, 2011 and incorporated herein by reference).
10.47	Oculus Innovative Sciences, Inc. 2011 Stock Incentive Plan (included as Exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2011, and incorporated herein by reference).
10.48	Securities Purchase Agreement by and between the Company and the Purchasers, dated April 22, 2012 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).
10.49†	Patent License Agreement-Exclusive between Oculus Innovative Sciences, Inc. and agencies of the United States Public Health Service within the Department of Health and Human Services, dated August 22, 2011 (included as Exhibit 10.60 to the Company’s Quarterly Report on Form 10-Q filed November 3, 2011, and incorporated herein by reference).
10.50†	Collaboration Agreement between Oculus Innovative Sciences, Inc. and AmDerma Pharmaceuticals, LLC, dated June 21, 2012 (included as Exhibit 10.53 to the Company’s Annual Report on Form 10-K filed June 21, 2012 and incorporated herein by reference).
10.51†	License, Exclusive Distribution and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Oculus Technologies of Mexico, S.A. de C.V., and, More Pharma Corporation, S. de R.L. de C.V., dated August 9, 2012 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 15, 2012, and incorporated herein by reference).
10.52†	Exclusive Distribution and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Oculus Technologies of Mexico, S.A. de C.V., and, More Pharma Corporation, S. de R.L. de C.V., dated August 9, 2012 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed August 15, 2012, and incorporated herein by reference).
10.53	Lease by and between Oculus Innovative Sciences, Inc. and KCKMC Properties, LLP for the property located at 3045 65th Street, Suite 13, Sacramento, CA 95820, dated October 31, 2011 (included as Exhibit 10.56 to the Company’s Quarterly Report on Form 10-Q filed November 8, 2012, and incorporated herein by reference).
10.54	Amendment to Lease dated August 30, 2012 by and between Oculus Innovative Sciences, Inc. and KCKMC Properties, LLC for the property located at 3045 65th Street, Suite 13, Sacramento, CA 95820, dated September 6, 2012 (included as Exhibit 10.57 to the Company’s Quarterly Report on Form 10-Q filed November 8, 2012, and incorporated herein by reference).
10.55	Amendment No. 7 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and 1125-1137 North McDowell, LLC, dated October 10, 2012 (included as Exhibit 10.58 to the Company’s Quarterly Report on Form 10-Q filed November 8, 2012, and incorporated herein by reference).
10.56	Stock Purchase Agreement by and between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, LLC and Venture Lending & Leasing VI, LLC, dated October 30, 2012 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 1, 2012, and incorporated herein by reference).

10.57	Letter Agreement by and between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, Inc., dated October 30, 2012 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed November 1, 2012, and incorporated herein by reference).
10.58	Letter Agreement by and between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing VI, Inc., dated October 30, 2012 (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed November 1, 2012, and incorporated herein by reference).
10.59	Side Letter Agreement to the Stock Purchase Agreement dated April 22, 2012 by and between Oculus Innovative Sciences, Inc., on one hand, and Sabby Healthcare Volatility Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. on the other hand, dated October 29, 2012 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed November 1, 2012, and incorporated herein by reference).
10.60	Offer of Employment Letter between Oculus Innovative Sciences, Inc. and Sameer Harish, effective as of February 1, 2013 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 4, 2013, and incorporated herein by reference).
10.61	Employment Agreement by and between Ruthigen, Inc. and Hojabr Alimi, dated March 21, 2013 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 22, 2013, and incorporated herein by reference).
10.62††	License and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated May 23, 2013 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 7, 2013, and incorporated herein by reference).
10.63	Shared Services Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated May 23, 2013 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed June 7, 2013, and incorporated herein by reference).
10.64	Amendment to Offer of Employment Letter between Oculus Innovative Sciences, Inc. and Sameer Harish, dated May 23, 2013 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed June 7, 2013, and incorporated herein by reference).
10.65	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Hojabr Alimi, dated January 1, 2004 (included as Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.66	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Jim Schutz, dated January 1, 2004 (included as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.67	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Robert Miller, dated June 1, 2004 (included as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.68	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Jim Schutz, dated June 20, 2013 (included as Exhibit 10.68 to the Company’s Annual Report on Form 10-K, filed June 25, 2013, and incorporated herein by reference).
10.69	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Robert Miller, dated June 20, 2013 (included as Exhibit 10.69 to the Company’s Annual Report on Form 10-K, filed June 25, 2013, and incorporated herein by reference).
10.70

Separation Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated August 2, 2013 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 8, 2013, and incorporated herein by reference).

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

OCULUS INNOVATIVE SCIENCES, INC.

Date: August 14, 2013	By:	/s/ Jim Schutz
Jim Schutz
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2013	By:	/s/ Robert Miller
Robert Miller
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

