Form 10-Q
period 2013-09-30
Oculus Innovative Sciences, Inc.
filed 2013-11-19
CIK 1367083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to ___

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

As of November 15, 2013, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 6,644,764.

OCULUS INNOVATIVE SCIENCES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30,	March 31,
	2013	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,190	$7,900
Accounts receivable, net	2,424	1,707
Inventories, net	749	992
Prepaid expenses and other current assets	549	935
Total current assets	6,912	11,534
Property and equipment, net	987	800
Deferred offering costs	824	44
Other assets	159	187
Total assets	$8,882	$12,565

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,027	$808
Accrued expenses and other current liabilities	699	703
Current portion of cash settlement liability (See Note 3)	116	37
Deferred revenue	2,322	2,320
Current portion of long-term debt, net of debt discount of $430 (unaudited) and $521 at September 30, 2013 and March 31, 2013, respectively	573	1,259
Total current liabilities	4,737	5,127
Deferred revenue	1,883	2,619
Long-term debt, net of debt discount of $45 (unaudited) and $248 at September 30, 2013 and March 31, 2013, respectively, less current portion	519	676
Cash settlement liability, less current portion (See Note 3)	193	62
Total liabilities	7,332	8,484
Commitments and Contingencies
Stockholders’ Equity
Convertible preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued and outstanding at September 30, 2013 (unaudited) and March 31, 2013, respectively	–	–
Common stock, $0.0001 par value; 14,285,715 shares authorized, 6,633,694 and 6,583,150 shares issued and outstanding at September 30, 2013 (unaudited) and March 31, 2013, respectively	1	1
Additional paid-in capital	145,482	144,816
Accumulated other comprehensive loss	(3,077)	(2,991)
Accumulated deficit	(140,856)	(137,745)
Total stockholders’ equity	1,550	4,081
Total liabilities and stockholders’ equity	$8,882	$12,565

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Revenues
Product	$3,456	$3,890	$6,177	$7,674
Product licensing fees	397	374	830	406
Service	236	262	454	497
Total revenues	4,089	4,526	7,461	8,577
Cost of revenues
Product	1,203	1,092	2,224	2,080
Service	181	234	332	413
Total cost of revenues	1,384	1,326	2,556	2,493
Gross profit	2,705	3,200	4,905	6,084
Operating expenses
Research and development	883	513	1,390	1,045
Selling, general and administrative	3,093	3,504	5,912	6,351
Total operating expenses	3,976	4,017	7,302	7,396
Loss from operations	(1,271)	(817)	(2,397)	(1,312)
Interest expense	(188)	(280)	(438)	(568)
Interest income	–	1	1	2
Gain (loss) due to change in fair value of common stock (See Note 3)	99	–	(210)	–
(Loss) gain due to change in fair value of derivative instruments	–	(397)	–	850
Other expense, net	(39)	(26)	(67)	(46)
Net loss	(1,399)	(1,519)	(3,111)	(1,074)
Preferred stock deemed dividend	–	–	–	(1,062)
Net loss available to common shareholders	$(1,399)	$(1,519)	$(3,111)	$(2,136)
Net loss per common share: basic and diluted	$(0.21)	$(0.33)	$(0.47)	$(0.47)
Weighted-average number of shares used in per common share calculations:
Basic and diluted	6,631	4,659	6,625	4,587
Other comprehensive loss, net of tax
Net loss	$(1,399)	$(1,519)	$(3,111)	$(1,074)
Foreign currency translation adjustments	13	119	(86)	(1)
Other comprehensive loss	$(1,386)	$(1,400)	$(3,197)	$(1,075)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net loss	$(3,111)	$(1,074)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	136	136
Stock-based compensation	666	941
Change in fair value of derivative liability	–	(850)
Loss due to change in fair value of common stock (See Note 3)	210	–
Non-cash interest expense	294	303
Foreign currency transaction gains	(5)	7
Changes in operating assets and liabilities:
Accounts receivable, net	(738)	(705)
Inventories, net	215	70
Prepaid expenses and other current assets	369	84
Accounts payable	225	(28)
Accrued expenses and other liabilities	76	(71)
Deferred revenue	(791)	4,479
Net cash (used in) provided by operating activities	(2,454)	3,292
Cash flows from investing activities:
Purchases of property and equipment	(338)	(62)
Long-term deposits	26	(143)
Net cash used in investing activities	(312)	(205)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	–	1,925
Proceeds from the issuance of convertible preferred stock, net of offering costs	–	907
Proceeds from the exercise of common stock options and warrants	–	16
Deferred offering costs	(780)	–
Principal payments on long-term debt	(1,138)	(974)
Net cash (used in) provided by financing activities	(1,918)	1,874
Effect of exchange rate on cash and cash equivalents	(26)	(2)
Net (decrease) increase cash and cash equivalents	(4,710)	4,959
Cash and cash equivalents, beginning of period	7,900	3,351
Cash and cash equivalents, end of period	$3,190	$8,310

Supplemental disclosure of cash flow information:
Cash paid for interest	$143	$265
Non-cash operating and financing activities:
Warrants issued as derivative liabilities in connection with registered direct offering	$–	$2,347

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.	Organization and Summary of Significant Accounting Policies

Organization

Oculus Innovative Sciences, Inc. (the “Company”) was incorporated under the laws of the State of California in April 1999 and was reincorporated under the laws of the State of Delaware in December 2006. The Company’s principal office is located in Petaluma, California. The Company is a global healthcare company that designs, produces, and markets prescription and non-prescription products in 27 countries. It is pioneering innovative products for the dermatology, surgical, advanced wound and tissue care, and animal healthcare markets. The Company’s primary focus is on its proprietary technology platform called Microcyn® Technology. This technology is based on electrically charged oxychlorine small molecules designed to target a wide range of organisms that cause disease (pathogens). Several Microcyn® Technology tissue care products are designed to treat infections and enhance healing while reducing the need for antibiotics.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2013 and for the three and six months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The unaudited condensed consolidated balance sheet as of September 30, 2013, the condensed consolidated statements of comprehensive loss for the three and six months ended September 30, 2013 and 2012, and the condensed consolidated statements of cash flows for the six months ended September 30, 2013 and 2012 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and six months ended September 30, 2013 are not necessarily indicative of results to be expected for the year ending March 31, 2014 or for any future interim period. The condensed consolidated balance sheet at March 31, 2013 has been derived from audited consolidated financial statements. However, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended March 31, 2013, and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on June 25, 2013.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Aquamed Technologies, Inc. (“Aquamed”), Oculus Technologies of Mexico S.A. de C.V. and Oculus Innovative Sciences Netherlands, B.V. and Ruthigen, Inc. (“Ruthigen”). All significant intercompany accounts and transactions have been eliminated in consolidation. Aquamed has no current operations.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Significant estimates and assumptions include reserves and write-downs related to receivables and inventories, the recoverability of long-lived assets, the valuation allowance relating to the Company’s deferred taxes, the valuation of equity and derivative instruments, and debt discounts and the estimated amortization periods of upfront licensing fees received from customers. Periodically, the Company evaluates and adjusts estimates accordingly. The allowance for uncollectible accounts receivable balances amounted to $9,000 and $22,000, which are included in accounts receivable, net in the accompanying September 30, 2013 and March 31, 2013 condensed consolidated balance sheets, respectively. The reserve for excess and obsolete inventory balances amounted to $76,000 and $170,000, which are included in inventories, net in the accompanying September 30, 2013 and March 31, 2013 condensed consolidated balance sheets, respectively.

Reclassifications

Certain prior period amounts have been reclassified for comparative purposes to conform to the fiscal 2014 presentation. These reclassifications have no impact on the Company’s previously reported net loss.

Net Loss per Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic net loss per share for the three and six months ended September 30, 2013 and 2012 (adjusted if applicable for the reverse stock split effective April 1, 2013) excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	September 30,
	2013	2012
	(in thousands)
Options to purchase common stock	1,229	988
Warrants to purchase common stock	1,318	1,529
	2,547	2,517

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company classifies common stock purchase warrants and other free standing derivative financial instruments as equity if the contracts (i) require physical settlement or net-share settlement, or (ii) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (iii) contain reset provisions as either an asset or a liability. The Company assesses classification of its freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company determined that its freestanding derivatives, which principally consist of warrants to purchase common stock, satisfied the criteria for classification as equity instruments at September 30, 2013, other than certain warrants that contain reset provisions and certain warrants that require net-cash settlement that the Company classified as derivative liabilities.

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

A significant decrease in the volatility or a significant decrease in the Company’s stock price, in isolation, would result in a significantly lower fair value measurement. Changes in the values of the derivative liabilities are recorded in “(Loss) gain due to change in fair value of derivative instruments” in the Company’s condensed consolidated statements of comprehensive loss.

As of September 30, 2013, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

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

The FASB has issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

Accounting standards that have been issued or proposed by the FASB, SEC and/or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the condensed consolidated financial statements upon adoption.

Note 2.	Liquidity and Financial Condition

The Company reported a net loss of $3,111,000 for the six months ended September 30, 2013. At September 30, 2013 and March 31, 2013, the Company’s accumulated deficit amounted to $140,856,000 and $137,745,000, respectively. The Company had working capital of $2,175,000 and $6,407,000 as of September 30, 2013 and March 31, 2013, respectively. The Company expects the need to raise additional capital from external sources in order to continue the longer term efforts contemplated under its business plan and repay its outstanding notes payable obligations. The Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital to pursue its product development initiatives, penetrate markets for the sale of its products and continue as a going concern. Upon the closing of the intended initial public offering by the Company’s subsidiary, Ruthigen, Inc., the Company will be repaid for certain costs incurred and advanced related to Ruthigen’s initial public offering and certain other agreed-upon expenses, pursuant to the terms of the separation agreement the Company entered into with Ruthigen (See Note 4). At September 30, 2013, these costs amounted to $911,000, of which $824,000 is reported as deferred offering costs in the accompanying condensed consolidated balance sheet and $87,000 was reported as selling, general and administrative expense.

The Company currently anticipates that its cash and cash equivalents will be sufficient to meet its working capital requirements to continue its sales and marketing and research and development efforts through at least October 1, 2014. However, in order to execute the Company’s long-term Microcyn® product development strategy and to penetrate new and existing markets, the Company may need to raise additional funds through public or private equity offerings, debt financings, corporate collaborations or other means and potentially reduce operating expenditures.

Management believes that the Company has access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means; however, the Company has not secured any commitment for new financing at this time, nor can it provide any assurance that the Ruthigen initial public offering will be completed or that other new financings will be available on commercially acceptable terms, if needed. If the Company is unable to secure additional capital, it may be required to curtail its research and development initiatives and take additional measures to reduce costs in order to conserve its cash.

Note 3.	Condensed Consolidated Balance Sheets

Inventories

Inventories consisted of the following (in thousands):

	September 30,	March 31,
	2013	2013
Raw materials	$591	$835
Finished goods	234	327
	825	1,162
Less: inventory allowances	(76)	(170)
	$749	$992

Notes Payable

Venture Lending & Leasing V, Inc. and Venture Lending & Leasing VI, Inc.

On May 1, 2010, the Company entered into a loan and security agreement and a supplement to the loan and security agreement with Venture Lending & Leasing V, Inc. (“VLL5”) to borrow up to an aggregate of $3,000,000 (collectively, the “VLL5 Agreements”). On May 3, 2010, the Company borrowed $2,000,000 on the first tranche and on November 17, 2010, the Company borrowed $1,000,000 on the second tranche.  The loan is secured by all assets of the Company excluding intellectual property under certain circumstances. Related to the first tranche, the Company made eight monthly interest-only payments of $16,660 through December 1, 2010. Thereafter, the Company made interest and principal payments of $75,000 per month through June 1, 2013. Related to the second tranche, the Company paid monthly interest only payments of $8,330 through May 1, 2012. Thereafter, the Company made interest and principal payments of $37,500 per month through November 1, 2013. The Company made a final balloon payment related to the first tranche of $132,000 prior to the June 1, 2013 deadline, and made a final balloon payment related to the second tranche of $66,000 on or prior to November 1, 2013. The effective interest rate on the first and second tranche is 13.3%. During the three months ended September 30, 2013 and 2012, the Company made interest payments of $7,000 and $50,000, respectively, and principal payments of $24,000 and $288,000, respectively. During the six months ended September 30, 2013 and 2012, the Company made interest payments of $27,000 and $109,000, respectively, and principal payments of $556,000 and $566,000, respectively.

In connection with the VLL5 Agreements, the Company issued two warrants to Venture Lending & Leasing V, LLC, a Delaware limited liability company (“LLC5”), which, in the aggregate, had a total put option cash value of $750,000 (the “VLL5 Warrants”). The $750,000 cash value of the VLL5 Warrants was recorded as a cash settlement liability and a corresponding amount of $750,000 was recorded as a discount on the note payable.  The discount is being accreted to non-cash interest expense over the term of the loan using the effective interest method.  During the three months ended September 30, 2013 and 2012, the Company recorded $24,000 and $63,000, respectively, of non-cash interest expense related to the loans. During the six months ended September 30, 2013 and 2012, the Company recorded $90,000 and $125,000, respectively, of non-cash interest expense related to the loans. The remaining balance of the loans amounted to $138,000 at September 30, 2013, which is included in the current portion of long-term debt, net of debt discount in the accompanying condensed consolidated balance sheet.

On June 29, 2011, the Company entered into a loan and security agreement and a supplement to the loan and security agreement with Venture Lending & Leasing VI, Inc. (“VLL6”) to borrow up to an aggregate of up to $2,500,000 (collectively, the “VLL6 Agreements”).  The VLL6 Agreements provided for a first tranche of $1,500,000 and, upon meeting certain financial milestones, a second tranche of $1,000,000. The loan is secured by the assets of the Company including intellectual property. On June 29, 2011, the Company borrowed $1,500,000 on the first tranche. On September 30, 2011, the Company met the financial milestones to borrow the second tranche. On November 10, 2011, the Company borrowed the second tranche.  The cash interest or “streaming” rate on the loan is 10%. In connection with the first tranche, for the first nine months, the Company made monthly interest-only payments set at $12,500 through March 1, 2012. The Company now makes principal and interest payments of $56,250 per month through September 1, 2014. Additionally, the Company will make a final balloon payment of $116,505 on September 29, 2014. In connection with the second tranche, for the first nine months, the Company made monthly interest-only payments set at $8,333 through August 31, 2012. The Company now makes principal and interest payments of $37,500 per month through February 1, 2015. Additionally, the Company will make a final balloon payment of $77,670 on February 1, 2015, resulting in an effective interest rate of 13%. During the three months ended September 30, 2013 and 2012, the Company made interest payments of $53,000 and $75,000, respectively and made principal payments of $228,000 and $148,000, respectively. During the six months ended September 30, 2013 and 2012, the Company made interest payments of $114,000 and $151,000, respectively and made principal payments of $449,000 and $266,000, respectively.

In connection with the VLL6 Agreements, the Company issued a warrant to Venture Lending & Leasing VI, LLC (individually referred to as “LLC6” and collectively referred to with LLC5 as “WTI”) for the purchase of 32,332 shares of its common stock at a purchase price per share equal to $11.592. Once the Company became eligible to draw the second tranche of the loan, the Company was required to issue a second warrant to LLC6 with coverage equal to $62,500 for the purchase of additional shares of the Company’s common stock at a strike price equal to the 10-day volume-weighted average price (“VWAP”) ending on the trading day prior to the date the Company satisfied the second tranche milestones. On September 30, 2011, the Company met the second tranche milestones and the Company issued the second warrant for the purchase of 5,586 shares of its common stock at a purchase price per share equal to $11.189. On November 10, 2011, the Company borrowed the second tranche and therefore the Company became obligated to issue a third warrant to LLC6 with coverage equal to $62,500 for the purchase of additional shares of its common stock at a strike price equal to the 10-day VWAP ending on the trading day prior to the borrowing date of the second tranche. In connection with borrowing the second tranche, the Company issued the third warrant for the purchase of 5,884 shares of its common stock at a purchase price per share equal to $10.623. The three warrants issued to LLC6 are hereinafter collectively referred to as the “VLL6 Warrants,” and had a total put option cash value, in the aggregate, of $1,250,000. The Company recorded the $1,250,000 cash value of the VLL6 Warrants as a cash settlement liability and a corresponding amount of $1,250,000 was recorded as a discount on the note payable. The discount is being accreted to non-cash interest expense over the term of the loan using the effective interest method. For the three months ended September 30, 2013 and 2012, the Company recorded $104,000 and $91,000 of non-cash interest related to the loan, respectively. For the six months ended September 30, 2013 and 2012, the Company recorded $204,000 and $178,000 of non-cash interest related to the loan, respectively. The remaining balance of the discount on the loan amounted to $474,000 at September 30, 2013. The remaining balance of the loan amounted to $1,367,000 at September 30, 2013, of which $821,000 is included in the current portion of long-term debt in the accompanying condensed consolidated balance sheet.

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

On that same day, the Company also entered into a stock purchase agreement with WTI for the issuance to WTI of shares of its common stock having an aggregate grant date fair market value of $3,500,000, or approximately $5.67 per post-split share, in exchange for LLC5’s agreement to surrender the VLL5 Warrants, and LLC6’s agreement to surrender the VLL6 Warrants, and the surrender by WTI of the accompanying Cash Settlement Liability. Accordingly, on November 1, 2012, the Company issued an aggregate of 617,284 restricted shares of its post-split common stock (the “Shares”) to WTI, pursuant to the terms of the stock purchase agreement. The VLL5 Warrants and the VLL6 Warrants were surrendered on October 30, 2012.

If at any time between October 30, 2012 through either March 31, 2014 or July 31, 2015 (the “Settlement Dates”) WTI sells the Shares, then the proceeds from the sale of the Shares will be applied as follows (the “Grace Period”):

(a)	If and when the Shares are sold by WTI during the Grace Period, the fair value of the proceeds received will be retained by WTI as consideration for surrendering the Cash Settlement Liability, up to a maximum value of $2,000,000.

(b)	If and when the Shares are sold by WTI during the Grace Period, any additional proceeds received from the sale of the Shares in excess of $2,000,000 (approximately $3.22 per share) but up to $3,500,000 (approximately $5.67 per share) will be applied by WTI as a prepayment of a portion of the then outstanding debt based on the terms of the stock purchase agreement.

(c)	If and when the Shares are sold by WTI during the Grace Period, any additional proceeds received from the sale of the Shares in excess of $3,500,000 (approximately $5.67 per share) up to $4,500,000 (approximately $7.28 per share) shall be the sole possession and property of WTI, in accordance with the terms of the stock purchase agreement.

(d)	If and when the Shares are sold by WTI during the Grace Period for value in excess of $4,500,000 (approximately $6.72 per share), 50% of the amount of the proceeds in excess of the $4,500,000 will be the sole possession and property of WTI and 50% of the amount of the proceeds shall be applied as a prepayment of a portion of the then outstanding debt based on the terms of the stock purchase agreement.

(e)	If and when the Shares are sold by WTI during the Grace Period for value less than $2,000,000 (approximately $3.22 per share), the Company is required to make a cash payment to WTI until the total Cash Settlement Liability of $2,000,000 has been settled (“Cash Shortfall”).

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

At September 30, 2013 and June 30, 2013, the Shares had not yet been sold by WTI and the fair value of the Shares at September 30, 2013 and June 30, 2013 amounted to $1,691,000 and $1,592,000 (approximately $2.74 and $2.58 per share), respectively. Accordingly, in connection with the increase in fair market value of the Shares, the Company recorded a gain on the fair value in the amount of $99,000, which is included in the accompanying condensed consolidated statements of comprehensive loss for the three months ended September 30, 2013. The fair value of the Shares at March 31, 2013 amounted to $1,901,000 ($3.08 per share). Accordingly, in connection with the decrease in fair market value of the Shares from March 31, 2013 to September 30, 2013, the Company recorded a loss on the fair value in the amount of $210,000, which is included in the accompanying condensed consolidated statements of comprehensive loss for the six months ended September 30, 2013. The fair value of the Shares will continue to be marked to market with any gain or loss recorded in the statement of comprehensive loss until either the Shares are sold by the holder or the Settlement Dates, whichever is earlier. As of September 30, 2013, the net Cash Settlement Liability was $309,000, of which $116,000 is included in the current portion of the Cash Settlement Liability on the accompanying condensed consolidated balance sheet. As of September 30, 2013, the $1,691,000 fair value of the Shares has been recorded as a prepayment against the Cash Settlement Liability on the accompanying condensed consolidated balance sheet.

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

Employment Agreements

As of September 30, 2013, the Company had employment agreements in place with five of its key executives. The agreements provide, among other things, for the payment of nine to twenty-four months of severance compensation for terminations under certain circumstances. With respect to these agreements, at September 30, 2013, potential severance amounted to $1,843,000 and aggregated annual salaries amounted to $1,310,000.

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

On July 1, 2011, Vetericyn, Inc. and Innovacyn, Inc. began to share profits with the Company related to the Vetericyn® and Microcyn® over-the-counter sales, resulting in the Company receiving about a 30% royalty of net revenue. During the three months ended September 30, 2013 and 2012, the Company recorded revenue related to these agreements in the amounts of $1,289,000 and $1,229,000, respectively. During the six months ended September 30, 2013 and 2012, the Company recorded revenue related to these agreements in the amounts of $2,030,000 and $2,365,000, respectively. The revenue is recorded in product revenues in the accompanying condensed consolidated statements of comprehensive loss. At September 30, 2013 and March 31, 2013, the Company had outstanding accounts receivable of $801,000 and $264,000, respectively, related to Innovacyn, Inc.

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

The Company is recognizing the $5,100,000 related to the License Agreement and the Distribution Agreement as revenue on a straight line basis consistent with the Company’s historical experience with contracts with similar terms, which is typically over three to five years of the contract. Additionally, the Company capitalized $214,000 of its transaction costs related to the License Agreement and the Distribution Agreement, which will be amortized by the Company as expense on a straight line basis consistent with the related revenue recognition practices. At September 30, 2013 and March 31, 2013, the Company had outstanding accounts receivable of $717,000 and $580,000, respectively, due from More Pharma. During three months ended September 30, 2013 and 2012, the Company recognized $378,000 and $183,000, respectively, related to the amortization of the upfront fees received in the transaction. During six months ended September 30, 2013 and 2012, the Company recognized $752,000 and $183,000, respectively, related to the amortization of the upfront fees received in the transaction. The Company recognizes product sales on a sell-through basis as More Pharma sells products through to its customers.

Other Matters

Ruthigen, Inc.

The Company’s wholly owned subsidiary, Ruthigen, Inc., was incorporated in the State of Nevada on January 18, 2013, and reincorporated from Nevada to Delaware on September 25, 2013. Ruthigen has established offices in Santa Rosa, California.

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

License and Supply Agreement

Pursuant to the license and supply agreement, the Company agreed to exclusively license certain of its proprietary technology to Ruthigen to enable Ruthigen’s research and development and commercialization of the newly discovered RUT58-60, and any improvements to it, in the United States, Canada, European Union and Japan, referred to as the Territory, for certain invasive procedures in human treatment as defined in the license and supply agreement. On October 9, 2013, the Company entered into Amendment No. 1 to the license and supply agreement, which amended the second milestone event set forth in Section 7.1 of the license and supply agreement. On November 6, 2013, the Company entered into Amendment No. 2 to the license and supply agreement with Ruthigen to further amend the certain milestone events set forth in Section 7.1 of the license and supply agreement and to amend the terms of the manufacturing equipment purchases set forth in Section 6.13 of the license and supply agreement. All other terms and conditions of the license and supply agreement remain unmodified and in full force and effect.

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

Ruthigen will be required to make a total of $5,000,000 in milestone payments to the Company for the first product only, as follows: upon completion of Ruthigen’s first meeting with the U.S. Food and Drug Administration (FDA) following completion of Ruthigen’s first pivotal clinical trial and upon first patient enrollment in Ruthigen’s second pivotal clinical trial. In addition, as further consideration under the agreement, Ruthigen will be required to make royalty payments to the Company based on Ruthigen’s annual net sales of the product from the date of first commercial sale to the date that Ruthigen ceases to commercialize the product, which percentage royalty rate will vary between 3% and 20% and will increase based on various net sales thresholds and will differ depending on the country in which the sales are made. Ruthigen also agreed to purchase certain research and development and manufacturing equipment from the Company for approximately $3 million following the completion of Ruthigen’s intended initial public offering.

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

Following the one-year lock up period, transfers by the Company of the Ruthigen shares it owns must be conducted with the consent of Ruthigen’s board of directors or within the prescribed requirements for such transfers set forth in the separation agreement. These prescribed requirements include that the transfers must be in private placement transactions, the purchase price discount may not exceed certain percentages depending on the transferee, the amount of shares transferred in a given transfer (or series of transfers comprising a single transaction) may not exceed the greater of 5% of Ruthigen’s outstanding shares or $1.5 million in net proceeds to the Company, as well as certain other requirements set forth in the separation agreement. In addition to the prescribed manner for the Company to conduct transfers described above, if, following a minimum of 41.5 months following the closing of Ruthigen’s initial public offering have lapsed under the separation agreement and the Company has not consummated transfers of the Ruthigen shares it owns resulting in at least $3.8 million in net proceeds to the Company, then the Company has a one-time transfer and registration right to transfer the Ruthigen shares it owns in an amount equal to the difference between $3.8 million and the Ruthigen shares transferred by the Company pursuant to the separation agreement as of the time the Company elects to exercise its one-time right. Transfers conducted using this one-time right must be conducted with the consent of Ruthigen’s board of directors or within the prescribed requirements for such transfers set forth in the separation agreement, including, for example, that the purchase price discount may not exceed certain percentages, the amount of shares transferred may not exceed $3.8 million in net proceeds to the Company, as well as certain other requirements set forth in the separation agreement.

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

Common Stock Issued to Non-Employees For Services

On April 24, 2009, the Company entered into an agreement with Advocos LLC, a contract sales organization that serves as part of the Company’s sales force, for the sale of the Company’s wound care products in the United States. Pursuant to the agreement, the Company agreed to pay the contract sales organization a monthly fee and potential bonuses that will be based on achievement of certain levels of sales. The Company agreed to issue the contract sales organization cash or shares of common stock as compensation for its services. During the three months ended September 30, 2013 and 2012, the Company issued 8,139 and 3,728 shares of common stock, respectively, in connection with this agreement. During the six months ended September 30, 2013 and 2012, the Company issued 38,447 and 14,392 shares of common stock, respectively, in connection with this agreement. The Company has determined that the fair value of the common stock, which was calculated as shares were issued, was more readily determinable than the fair value of the services rendered. Accordingly, the Company recorded the fair value of the stock as compensation expense. During the three months ended September 30, 2013 and 2012, the Company recorded $22,000 and $20,000 of expense related to this agreement, respectively. During the six months ended September 30, 2013 and 2012, the Company recorded $134,000 and $112,000 of expense related to this agreement, respectively. The expense was recorded as selling, general and administrative expense in the accompanying condensed consolidated statements of comprehensive loss.

On December 17, 2009, the Company entered into an agreement with Windsor Corporation.  Windsor Corporation provides financial advisory services to the Company. Pursuant to the agreement, the Company agreed to pay Windsor Corporation, on a quarterly basis, cash or common stock as compensation for services provided.  The Company determined that the fair value of the common stock was more readily determinable than the fair value of the services rendered. Accordingly, the Company recorded the fair value of the stock as compensation expense. During the six months ended September 30, 2013, the Company issued 12,097 shares of common stock. During the six months ended September 30, 2013, the Company recorded $49,000 of stock compensation expense related to this agreement. Additionally, during the three months ended September 30, 2013, the Company accrued $30,000 of expense for services provided which was settled with shares of common stock on October 2, 2013 (See Note 10). The expense was recorded as selling, general and administrative expense in the accompanying condensed consolidated statements of comprehensive loss.

Note 6.	Stock-Based Compensation

The Company accounts for share-based awards exchanged for employee services at the estimated grant date fair value of the award. The Company amortizes the fair value of employee stock options on a straight-line basis over the requisite service period of the awards.  Compensation expense includes the impact of an estimate for forfeitures for all stock options. The estimated forfeiture rates used during the six months ended September 30, 2013 ranged from 1.63% to 4.77%.

Employee stock-based compensation expense is as follows (in thousands):

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,
	2013	2012	2013	2012
Cost of service revenue	$30	$34	$56	$66
Research and development	45	63	78	130
Selling, general and administrative	221	275	349	484
Total stock-based compensation	$296	$372	$483	$680

At September 30, 2013, there were unrecognized compensation costs of $1,403,000 related to stock options which are expected to be recognized, over a weighted-average amortization period of 2.54 years.

The Company estimated the fair value of employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service periods of the respective awards. The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Expected life	5.89 years	5.85 years	5.89 years	5.85 years
Risk-free interest rate	1.42%	0.73%	1.42%	0.73%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Volatility	86%	88%	86%	88%
Fair value of options granted	$2.10	$4.76	$2.10	$4.76

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

A summary of all option activity as of September 30, 2013 and changes during the six months then ended is presented below:

	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2013	975	$15.08
Options granted	335	2.95
Options exercised	–	–
Options forfeited or expired	(81)	15.86
Outstanding at September 30, 2013	1,229	$11.72	7.42	$–
Exercisable at September 30, 2013	816	$15.32	6.35	$–
Options available for grant as of September 30, 2013	848

The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the underlying fair value of the Company’s common stock ($2.74) for stock options that were in-the-money as of September 30, 2013.

The Company did not capitalize any cost associated with stock-based compensation.

No income tax benefit has been recognized related to stock-based compensation expense and no tax benefits have been realized from exercised stock options.

The Company issues new shares of common stock upon exercise of stock options.

Note 7.	Income Taxes

The Company completed a study during the year ended March 31, 2013 to assess whether a change in control had occurred or whether there have been multiple changes of control since the Company’s formation.  The Company determined, based on the results of the study, no change in control occurred for purposes of Internal Revenue Code section 382.  In addition, the Company is not aware of any changes in ownership during the six months ended September 30, 2013 that would result in a change in control under Internal Revenue Code section 382.  The Company, after considering all available evidence, fully reserved against its deferred tax assets since it is more likely than not that such benefits will not be realized in future periods. The Company incurred losses for both financial reporting and income tax purposes for the six months ended September 30, 2013. Accordingly, the Company is continuing to fully reserve for its deferred tax assets. The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the Company’s deferred income tax assets satisfy the realization standards, the valuation allowance will be reduced accordingly.

As a result of certain realization requirements of Accounting Standards Codification Topic 718, the Company’s deferred tax assets and liabilities do not include certain deferred tax assets at September 30, 2013 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting purposes.  Equity will be increased by approximately $533,000 if and when such deferred tax assets are ultimately realized.

Note 8.	Segment and Geographic Information

The Company generates revenues from tissue care products which are sold into the human and animal healthcare markets and the Company also generates revenues from laboratory testing services which are provided to medical device manufacturers. The Company operates a single segment business for product sales which consists of three geographical sales territories as follows:

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,
	2013	2012	2013	2012
U.S.	$1,898,000	$1,898,000	$3,221,000	$3,931,000
Mexico	1,352,000	1,862,000	2,776,000	3,240,000
Europe and Other	603,000	504,000	1,010,000	909,000
	$3,853,000	$4,264,000	$7,007,000	$8,080,000

For the three months ended September 30, 2013 and 2012, the Company received licensing revenues of $397,000 and $374,000, respectively. Such revenues are included in the Company’s calculation of product revenues and are reflected in the table above under the respective geographic region where such licensing revenues were earned. For the six months ended September 30, 2013 and 2012, the Company received licensing revenues of $830,000 and $406,000, respectively. Such revenues are included in the Company’s calculation of product revenues and are reflected in the table above under the respective geographic region where such licensing revenues were earned.

The Company’s service revenues amounted to $236,000 and $262,000 for the three months ended September 30, 2013 and 2012, respectively, and the Company’s service revenues amounted to $454,000 and $497,000 for the six months ended September 30, 2012 and 2011, respectively.

Note 9.	Significant Customer Concentrations

For the three months ended September 30, 2013, one customer represented 33% of net revenue and one customer represented 32% of net revenue. For the three months ended September 30, 2012, one customer represented 27% of net revenue.

For the six months ended September 30, 2013, one customer represented 37% of net revenue and one customer represented 27% of net revenue. For the six months ended September 30, 2012, one customer represented 28% of net revenue.

At September 30, 2013, one customer represented 33%, one customer represented 30%, and one customer represented 11% of the net accounts receivable balance. At March 31, 2013, one customer represented 34%, one customer represented 26%, and one customer represented 15% of the net accounts receivable balance.

Note 10.	Subsequent Events

Common Stock Issued to Non-Employee For Services

On October 2, 2013, the Company issued 11,070 shares of common stock, with a value of $30,000, to Windsor Corporation in consideration for services provided during the three months ended September 30, 2013. The Company registered the issuance under its previously filed and currently effective shelf registration statement on Form S-3 (File No. 333-171411) and the related prospectus supplement dated and filed on October 2, 2013.

Amendments No. 1 and No. 2 to the License and Supply Agreement with Ruthigen, Inc.

On October 9, 2013, the Company entered into Amendment No. 1 to the License and Supply Agreement with the Company’s wholly owned subsidiary, Ruthigen, Inc. Pursuant to the terms of the License and Supply Agreement, Ruthigen is required to make milestone payments to the Company upon certain milestone events. Amendment No. 1 amended the second milestone event set forth in Section 7.1 of the License and Supply Agreement. On November 6, 2013, the Company entered into Amendment No. 2 to the License and Supply Agreement with Ruthigen to further amend the certain milestone events set forth in Section 7.1 of the License and Supply Agreement and to amend the terms of the manufacturing equipment purchases set forth in Section 6.13 of the License and Supply Agreement. Pursuant to the terms of Amendment No. 2, Ruthigen will be required to make a total of $5,000,000 in milestone payments to the Company for the first product only, as follows: upon completion of Ruthigen’s first meeting with the U.S. Food and Drug Administration (FDA) following completion of Ruthigen’s first pivotal clinical trial and upon first patient enrollment in Ruthigen’s second pivotal clinical trial. Ruthigen also agreed to purchase certain research and development and manufacturing equipment from the Company for approximately $3 million following the completion of Ruthigen’s intended initial public offering. All other terms and conditions of the License and Supply Agreement remain unmodified and in full force and effect.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as of September 30, 2013 and our audited consolidated financial statements for the year ended March 31, 2013 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 25, 2013.

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

Additional Information

Investors and others should note that we announce material financial information using our company website (www.oculusis.com), our investor relations website (ir.oculusis.com), SEC filings, press releases, public conference calls and webcasts. Information about Oculus, our business, and our results of operations may also be announced by posts on the following social media channels:

•	Oculus corporate blog (http://oculusis.com/dialogue/)
•	Oculus Facebook page (www.facebook.com/oculusinnovativesciences)
•	Dan McFadden’s Twitter feed (http://twitter.com/dmcfaddenocls). Mr. McFadden is the Vice President of Public and Investor Relations of our Company.

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

Our Business

We are a global healthcare company that designs, produces, and markets prescription and non-prescription products in 27 countries. We are pioneering innovative products for the dermatology, surgical, advanced wound and tissue care, and animal healthcare markets. Our primary focus is on the commercialization of our proprietary technology platform called Microcyn® Technology. This technology is based on electrically charged oxychlorine small molecules designed to target a wide range of organisms that cause disease (pathogens). These organisms include viruses, fungi, spores and antibiotic-resistant strains of bacteria, such as methicillin-resistant Staphylococcus aureus, or MRSA, and vancomycin-resistant Enterococcus, or VRE, as well as Clostridium difficile, or C. diff, a highly contagious bacteria spread by human contact. Several Microcyn® Technology tissue care products are designed to treat infections and enhance healing while reducing the need for antibiotics. Infection is a serious potential complication in both chronic and acute wounds, and controlling infection is a critical step in wound healing.

We do not have the necessary regulatory approvals to market Microcyn® as a drug or as a medical device with an antimicrobial or wound healing indication in the United States. Through our wholly owned subsidiary, Ruthigen, Inc., we expect to apply to the U.S. Food and Drug Administration, or FDA, for clearance as an antimicrobial drug.

Outside the United States, our Microcyn® Technology products have a CE Mark device approval in Europe for debriding, irrigating and moistening acute and chronic wounds in comprehensive wound treatment through potential local antimicrobial effect in the wound bed and creating a moist environment. In Mexico, we are approved as a drug for antiseptic and were granted a Mexican patent for the use of our novel antimicrobial surgical solution in the treatment and prevention of peritonitis. In India, our technology has a drug license for cleaning and debriding in wound management.  In China, we have obtained a medical device approval by the State Food and Drug Administration for reducing the propagation of microbes in wounds and creating a moist environment for wound healing.

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

Common methods of controlling infection, including topical antiseptics and antibiotics, have proven to be only moderately effective in combating infection in the wound bed. However, topical antiseptics tend to inhibit the healing process due to their toxicity and may require specialized preparation or handling. The use of antibiotics can lead to the emergence of resistant bacteria, such as MRSA and VRE. Systemic antibiotics may be less effective in controlling infection in patients with disorders affecting circulation, such as diabetes, which are commonly associated with chronic wounds. As a result, no single treatment is used across all types of wounds and stages of healing and we believe Microcyn® Technology can fill a niche in the skin care and chronic/acute wound care markets.

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

Our goal is to become a worldwide leader as the standard of care in the treatment and irrigation of open wounds and skin care. We currently have, and intend to seek additional, regulatory clearances and approvals to market our Microcyn-based products worldwide. In July 2004, we first began selling Microdacyn60™ in Mexico after receiving approval from the Mexican Ministry of Health, for use as an antiseptic, disinfectant and sterilant. Since then, physicians and scientists in the United States, Europe, India, Pakistan, China and Mexico have conducted more than 40 clinical and scientific studies of Microcyn® Technology, generating data suggesting that the technology is non-irritating to healthy tissue, reduces microbial load, accelerates wound healing, reduces pain, shortens treatment time and may have the potential to reduce costs to healthcare providers and patients. Most of these studies were not intended to be rigorously designed or controlled clinical trials and, as such, did not have all of the controls required for clinical trials used to support a new drug application submission to the FDA, nor did the studies include blinding, randomization, predefined clinical end points, use of placebo and active control groups or U.S. Good Clinical Practice (GCP) requirements. We used the data generated from certain of these studies to support our CE Mark application with the European Union for certification of our Microcyn® Technology products for wound cleaning and reduction of microbial load in the European Economic Area. We received a Class II CE Mark in November 2004, subsequently upgraded to a Class III CE Mark in early 2013, and have also received additional international approvals in China, Canada, Mexico, India and select Latin America, Asian and Middle East countries. To date, our Microcyn-based products have received seven FDA 510(k) clearances in the United States. Many of these clearances are for use as a medical device in wound cleaning, or debridement, lubricating, moistening and dressing, including traumatic wounds and acute and chronic dermal lesions. We have also received FDA clearance for use in dermatology for management of atopic dermatitis and radiation dermatitis.

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

We currently make Microcyn-based human advanced wound and tissue care products available, both as prescription and over-the-counter products, under our seven 510(k) clearances in the United States, primarily through a combination of partnerships with Advocos LLC, a specialty U.S. contract sales organization, and in collaboration with such partners as Amneal Enterprises and Eloquest Healthcare, Inc., a subsidiary of Ferndale Pharma, Inc., as described in greater detail below. We commercialized a family of Microcyn® products for advanced wound care sold through a contract sales force and by Eloquest Healthcare, and have commercialized Microcyn® products for dermatology through a partnership with Quinnova Pharmaceuticals.

Through our animal healthcare partner Innovacyn, Inc., we currently make available Microcyn® Technology-based animal healthcare products, designed specifically for the care of horses, dogs, cats, exotic pets and farm/ranch animals and branded as Vetericyn®, in the United States and Europe. We are currently introducing Vetericyn®-branded products into Canada and Asia.

In addition to our current product registration and approvals, we intend to pursue additional regulatory approvals in Europe, China, India, Latin America, Asia, Middle East and Mexico for additional Microcyn® Technology-based products and plan to initiate commercialization upon obtaining these approvals.

Animal Healthcare

On January 26, 2009, we entered into a commercial agreement with VetCure, Inc., a California corporation, to market and sell our Microcyn® Technology-based animal healthcare products branded as Vetericyn® products. VetCure, Inc. later changed its name to Vetericyn, Inc. This agreement was amended on February 24, 2009, July 24, 2009, June 1, 2010, and November 1, 2010. Pursuant to the agreement, we provide Vetericyn, Inc. with bulk product and Vetericyn, Inc. bottles, packages, and sells Microcyn® Technology-based animal healthcare products branded as Vetericyn®. We receive a fixed amount for each bottle of Vetericyn® sold by Vetericyn, Inc. At the time of these 2009 transactions, Vetericyn, Inc. was wholly-owned by Robert Burlingame, who was also a director of our Company at that time. Mr. Burlingame resigned from our board of directors on February 10, 2010.

On September 15, 2009, we entered a commercial agreement with V&M Industries, Inc., a California corporation, to market and sell certain of our Microcyn over-the-counter liquid and gel products. V&M Industries, Inc. subsequently changed their name to Innovacyn, Inc.  On June 1, 2010, September 1, 2010, and November 1, 2010, we amended this agreement granting Innovacyn, Inc. the exclusive right to sell certain of our over-the-counter products. At the time of the 2009 transaction, V&M Industries, Inc. was wholly-owned by Robert Burlingame, who was also a director of our Company at that time. Mr. Burlingame resigned from our board of directors on February 10, 2010.

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

We currently derive a significant portion of our revenues from our dermatology products, which are sold in partnership with Quinnova. We anticipate our presence in the market to continue to grow. Quinnova launched the AtraproTM family of products formulated from our Microcyn® Technology platform in late February 2012. In partnership with Quinnova, we now market the following products.:

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

Critical Care

On August 22, 2011, we entered into an agreement to license the exclusive global rights to a unique endotracheal tube, or ETT, from the National Institutes of Health. We believe the ETT represents a potential breakthrough technology in mitigating ventilator-associated pneumonia. Under the licensing agreement, we paid a nonrefundable royalty of $20,000, and agreed to pay minimum annual royalties of $5,000, and additional royalties based off of net sales from use of the license. The patent term of the ETT expires on March 15, 2025. The ETT requires a device clearance in the United States and we expect to obtain such clearance in the near future.

International Sales and Marketing by Our Strategic Business Partners

Europe

We currently rely on exclusive agreements with country-specific distributors for the sale of Microcyn-based products in Europe, including Italy, the Netherlands, Germany, Czech Republic, Slovakia, Sweden, Norway, Switzerland, Poland, Finland and Denmark. In July 2013, we added two new partners in the European Union to sell our Dermacyn® family of products in Finland and Serbia.

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

In May 2013, we obtained, in close collaboration with our global partner More Pharma, new regulatory approvals for Microcyn®-based antiseptic products, under the brand name Microdacyn®, in Panama and El Salvador. More Pharma intends to begin commercialization of these new antiseptic products in both countries in the summer of 2013, and to continue to expand product offerings of Microcyn-based products into the other countries of South and Central America, and the Caribbean in the near future. In July 2013, we were granted a Mexican patent for the use of our novel antimicrobial surgical solution in the treatment and prevention of peritonitis. The term of the patent expires in 2027 and will allow More Pharma the opportunity to pursue a new drug candidate in Latin America. More Pharma has also received regulatory approval to market our Microdacyn60® family of products in Honduras.

“Rest of World”

In India, we entered into an exclusive agreement with Alkem Laboratories, a large pharmaceutical company in India, for the sale of Microcyn-based products in India and Nepal.

Throughout the rest of the world, we intend to use strategic partners and distributors who have a significant sales, marketing and distribution presence in their respective countries. We have established partners and distribution channels for our wound care products in Bangladesh, Pakistan, Singapore, United Arab Emirates, Jordan, Kuwait, Yemen, Iraq, Malaysia, Indonesia and Saudi Arabia. We have also received approval to launch a new Microcyn-based medical device in Indonesia.

In April 2013, we announced that our Singapore business partner, Dyamed Biotech Pte. Ltd, is initiating the rollout of five new Microcyn® Technology-based products in Singapore and Malaysia, both in the hospital and consumer markets. The five products, which include Dermacyn™ BabyGuard, Dermacyn DermaGuard, Dermacyn SkinGuard Solution, Dermacyn SkinGuard Hydrogel and Dermacyn Wound Care Hydrogel, will be rolled out sequentially and all products are expected to be commercialized by year’s end.

In April 2013, we obtained new regulatory approvals in Dubai, United Arab Emirates, Kuwait, and Iraq for three new Microcyn®-based consumer products: Face Cool™, a hydrogel for the treatment of acne and various dermatoses; Baby Cool™, a hydrogel for treatment of baby rash; and Lady Cool™, a feminine hygiene wash. All products are targeted to be launched in the fall of 2013.

Ruthigen, Inc.

Our wholly owned subsidiary, Ruthigen, Inc., was incorporated in the State of Nevada on January 18, 2013, and reincorporated from Nevada to Delaware on September 25, 2013. Ruthigen has established offices in Santa Rosa, California.

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

License and Supply Agreement

Pursuant to the license and supply agreement, we agreed to exclusively license certain of our proprietary technology to Ruthigen to enable Ruthigen’s research and development and commercialization of the newly discovered RUT58-60, and any improvements to it, in the United States, Canada, European Union and Japan, referred to as the Territory, for certain invasive procedures in human treatment as defined in the license and supply agreement. On October 9, 2013, we entered into Amendment No. 1 to the license and supply agreement, which amended the second milestone event set forth in Section 7.1 of the license and supply agreement. On November 6, 2013, we entered into Amendment No. 2 to the license and supply agreement with Ruthigen to further amend the certain milestone events set forth in Section 7.1 of the license and supply agreement and to amend the terms of the manufacturing equipment purchases set forth in Section 6.13 of the license and supply agreement. All other terms and conditions of the license and supply agreement remain unmodified and in full force and effect.

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

Ruthigen will be required to make a total of $5,000,000 in milestone payments to us for the first product only, as follows: upon completion of Ruthigen’s first meeting with the U.S. Food and Drug Administration (FDA) following completion of Ruthigen’s first pivotal clinical trial and upon first patient enrollment in Ruthigen’s second pivotal clinical trial. In addition, as further consideration under the agreement, Ruthigen will be required to make royalty payments to us based on Ruthigen’s annual net sales of the product from the date of first commercial sale to the date that Ruthigen ceases to commercialize the product, which percentage royalty rate will vary between 3% and 20% and will increase based on various net sales thresholds and will differ depending on the country in which the sales are made. Ruthigen also agreed to purchase certain research and development and manufacturing equipment from us for approximately $3 million following the completion of Ruthigen’s intended initial public offering.

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

Separation Agreement

Effectiveness and Term – On August 2, 2013, we entered into a separation agreement with Ruthigen that contains key provisions relating to our ongoing relationship with Ruthigen, and more specifically governs our relationship with Ruthigen following the completion of Ruthigen’s intended initial public offering. Because we will continue to own, at least initially, the majority of Ruthigen’s outstanding common stock following Ruthigen’s intended initial public offering, the separation agreement contains certain limitations on our ability to control various aspects of Ruthigen’s business and operations in order for Ruthigen to operate as independently as possible from us to unlock the value proposition of RUT58-60, which Ruthigen expects to result in financial gain to us and Ruthigen, if Ruthigen is successful. The separation agreement takes effect upon the closing of Ruthigen’s intended initial public offering and terminates 8.5 years following the closing of Ruthigen’s intended initial public offering, unless the parties mutually agree to terminate it earlier, and, as a general matter, most of the material restrictions and obligations contained in the separation agreement lapse when we and our subsidiaries (other than Ruthigen) own less than 19.9%, or the ownership threshold for purposes of the agreement, of the outstanding shares of Ruthigen’s common stock.

Expense Allocation and Reimbursement – The separation agreement sets forth the methodology for the allocation of the operational and offering related expenses incurred prior to and in connection with Ruthigen’s intended initial public offering for which Ruthigen is required to reimburse us. Ruthigen will also reimburse us for expenses such as salaries and benefits advanced or paid on Ruthigen’s behalf, or for Ruthigen’s benefit, during a transition period following the closing of Ruthigen’s intended initial public offering.

Marketing and Transfer Restrictions – In order for the parties to control the flow of the Ruthigen shares held by us into the market to attempt to minimize price volatility and instability in the trading market for Ruthigen’s shares, the separation agreement contains a series of restrictions on our ability to transfer the Ruthigen shares we own. As a general matter, transfers of the Ruthigen shares we own are primarily expected to be conducted through private marketing efforts in private placement transactions, except in the cases prescribed in the separation agreement. For example, we are restricted from engaging in marketing efforts related to the transfer of the Ruthigen shares we own and we are required to refer indications of interest from third parties regarding the transfer of the Ruthigen shares we own to Ruthigen, in each case, except during certain prescribed periods set forth in the separation agreement. With respect to transfer restrictions, we are restricted from transferring any of the Ruthigen shares we own during the one-year lock up period immediately following Ruthigen’s intended initial public offering. Following the one-year lock up period, transfers by us of the Ruthigen shares we own must be conducted with the consent of Ruthigen’s board of directors or within the prescribed requirements for such transfers set forth in the separation agreement. These prescribed requirements include that the transfers must be in private placement transactions, that the purchase price discount may not exceed 15% or 20% of the prevailing market price depending on the type of transferee, the amount of shares transferred in a given transfer (or series of transfers comprising a single transaction) may not exceed the greater of 5% of Ruthigen’s outstanding shares or $1.5 million in net proceeds to us, as well as certain other requirements set forth in the separation agreement. Ruthigen has also agreed to assist us in consummating transfers of the Ruthigen shares we own, because Ruthigen expects to be well-informed as to where the investor demand for Ruthigen’s shares resides and Ruthigen believes its involvement may be beneficial to us and the trading market for Ruthigen’s shares. In addition to the prescribed manner for us to conduct transfers described above, if, following a minimum of 41.5 months following the closing of Ruthigen’s intended initial public offering, we have not consummated transfers of the Ruthigen shares we own resulting in at least $3.8 million in net proceeds to us, then we have a one-time transfer and registration right to transfer the Ruthigen shares we own in an amount equal to the difference between $3.8 million and the net proceeds received by us resulting from transfers of the Ruthigen shares we own as of the time we elect to exercise our one-time right. Transfers conducted using this one-time right must be conducted with the consent of Ruthigen’s board of directors or within the prescribed requirements for such transfers set forth in the separation agreement, including, for example, that the purchase price discount may not exceed 30% of the prevailing market price, the amount of shares transferred may not exceed $3.8 million in net proceeds to us, as well as certain other requirements set forth in the separation agreement. The separation agreement also provides for certain cooling off periods between marketing attempts and/or successful transfers, the length of which are dependent upon whether and how many Ruthigen shares we transfer.

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

WTI Loans – Ruthigen’s primary assets serve as collateral under certain loan and security agreements, or the WTI loan agreements, between us and Venture Lending & Leasing V, Inc. and Venture Lending & Leasing VI, Inc. The separation agreement provides that if we default under the WTI loan agreements and Ruthigen is required to make payments or transfer its assets to Venture Lending & Leasing V, Inc. and Venture Lending & Leasing VI, Inc. on our behalf, then Ruthigen is not required to make payments that it may owe to us until such time as we reimburse Ruthigen or Ruthigen is otherwise made whole after having met our obligations under the WTI loan agreements.

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

Indemnification – The separation agreement provides that each party will indemnify, defend and hold harmless the other party and its affiliates for third party claims asserted against the other party, and that we will indemnify, defend and hold harmless Ruthigen and its affiliates from and against any and all direct losses relating to the WTI loan agreements.

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

NVN Therapeutics

We established a nutritional products division in the beginning of 2012 to expand our product pipeline. NVN Therapeutics is based in Sacramento, California. This division aims to develop and manufacture medical foods that combine the best of science and nature to create products that provide patients with natural healthcare therapies. This division is currently focused on the development of products for the women’s health markets. Our primary medical food product, Glucorein™ PCOS, was launched and is intended for the dietary management of Polycystic Ovary Syndrome (PCOS). PCOS afflicts approximately 10% of women of reproductive age and is thought to be one of the leading causes of female infertility and the most frequent endocrine problem in women of reproductive age.

Our competition in this segment is generally from other consumer and healthcare manufacturers. Competitive factors include consumer advertising, formulation, packaging, scientific innovation, intellectual property, price and availability of product forms. A significant aspect of competition is the search for ingredient innovations. The introduction of new products by competitors, changes in medical practices and procedures, and regulatory changes can result in product obsolescence. In addition, private label and local manufacturers' products may increase competitive pressure.

Contract Testing

We also operate a microbiology contract testing laboratory division that provides consulting and laboratory services to medical companies that design and manufacture biomedical devices and drugs, as well as testing on our products and potential products. Our testing laboratory complies with U.S. Current Good Manufacturing Practices (CGMPs) and Quality Systems Regulations.

Comparison of Three Months Ended September 30, 2013 and 2012

Revenues

Total revenues were $4,089,000 for the three months ended September 30, 2013, as compared to $4,526,000 for the same period in the prior year. Product revenues for the three months ended September 30, 2013 were down 10% from the same period in the prior year with reported decreases in revenues in Mexico, China and India, partially offset by increases in revenues in Europe, Middle East and Singapore.

Product revenue in the United States for the three months ended September 30, 2013 was essentially flat when compared to the same period in the prior year, with higher reported sales in dermatology, wound care and animal healthcare segments, offset by declines in sales related to the discontinuation of our partnerships with Union Springs Pharmaceuticals and Onset Pharmaceuticals. We recorded revenue in the amounts of $1,289,000 and $1,229,000, for the three months ended September 30, 2013 and 2012, respectively, from our partner Innovacyn, Inc., with a 6% increase for the three months ended September 30, 2013 over the same period in the prior year.

Revenue in Mexico for the three months ended September 30, 2013 decreased $510,000, or 27%, when compared to the same period in the prior year. The decrease in revenue was attributed to our transaction with More Pharma, our exclusive distributor in Mexico, which closed in August 2012. The impact of the transaction resulted in increased unit sales for the three months ended September 30, 2012 to existing customers prior to the close of the transaction, as well as sales made directly to More Pharma. Similar sales did not incur in the three months ended September 30, 2013. Further, the higher unit volume growth of 21% for the three months ended September 30, 2013 and the recognition of $378,000 related to the amortization of upfront fees paid by More Pharma was more than offset by a 52% reduction in the average overall sales price per unit. Finally, due to the transfer of our sales function in Mexico to More Pharma, our related operating expenses in Mexico were $678,000 lower for the three months ended September 30, 2013 than reported for the same period in the prior year.

Revenue in Europe and Rest of World for the three months ended September 30, 2013 increased $99,000, or 20%, as compared to the same period in the prior year, with increases in sales in Europe, Middle East and Singapore, partially offset by decreases in China and India.

The following table shows our product revenues by geographic region:

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
United States	$1,898,000	$1,898,000	$–	—%
Mexico	1,352,000	1,862,000	(510,000)	(27)%
Europe and Rest of World	603,000	504,000	99,000	20%
Total	$3,853,000	$4,264,000	$(411,000)	(10)%

Licensing revenues were $397,000 and $374,000 for the three months ended September 30, 2013 and 2012, respectively. These amounts are included in our calculation of product revenues and are reflected in the table above under the respective geographic region where such licensing revenues were earned.

Service revenues for the three months ended September 30, 2013 decreased $26,000 when compared to the same period in the prior year due to a decrease in the number of tests provided by our services business.

Gross Profit

We reported gross profit related to our products of $2,650,000, or 69% of product revenues, during the three months ended September 30, 2013, compared to a gross profit of $3,172,000, or 74% of product revenues, for the same period in the prior year. Licensing revenues are included in our calculation of product revenues and gross profit for the quarters ended September 30, 2013 and 2012. Gross margins for the three months ended September 30, 2013 were down due to the decline of margins in Mexico related to the More Pharma transaction, partially offset by higher gross margins in the United States and Europe.

Research and Development Expense

Research and development expense increased $370,000 to $883,000 for the three months ended September 30, 2013, compared to $513,000 for the same period in the prior year, due to $495,000 of expenses incurred by our wholly owned subsidiary, Ruthigen, Inc. for certain costs including costs related to preclinical studies.

We expect our research and development expenses to decrease over the next few quarters as we expect to incur lower expenses related to Ruthigen after its intended initial public offering.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased $411,000, or 12%, to $3,093,000 during the three months ended September 30, 2013, as compared to $3,504,000 for the same period in the prior year. The decrease for the three months ended September 30, 2013 was primarily due to a reduction in selling expenses in Mexico of $678,000 and lower non-Ruthigen expenses in the United States, including $199,000 of stock compensation charges, despite an increase in overall Ruthigen expenses of $499,000.

We expect our selling, general and administrative expenses to decrease in the next period as we expect expenses related to Ruthigen to decrease.

Interest Expense and Interest Income

Interest expense decreased $92,000 during the three months ended September 30, 2013 to $188,000, as compared to $280,000 for the same period in the prior year. The decrease for the three months ended September 30, 2013 related to a decrease of $26,000 of non-cash interest expense and a $66,000 reduction of cash interest incurred during the quarter. The cash and non-cash interest is primarily related to borrowings from Venture Lending & Leasing V, Inc. and Venture Lending & Leasing VI, Inc. and these amounts will continue to decrease as our outstanding debt moves closer to maturity. Interest income for the three months ended September 30, 2013 showed no material change as compared to the same period in the prior year.

Other Expense, Net

Other expense, net increased $13,000 to $39,000 for the three months ended September 30, 2013, compared to other expense, net of $26,000 for the same period in the prior year. The change in other expense, net for the three months ended September 30, 2013 was primarily related to foreign exchange gains and losses and tax expenses.

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

Fair Value of Common Stock Issued with Stock Purchase Agreement

During the three months ended September 30, 2013, we recorded a gain of $99,000 on the fair value of common stock issued pursuant to the terms of a stock purchase agreement we entered into with Venture Lending & Leasing V, LLC and Venture Lending & Leasing VI, LLC on October 30, 2012 for the issuance to the entities of shares of our common stock having an initial aggregate fair market value equal to $3,500,000. This gain was attributed to an increase in our stock price of $2.58 at June 30, 2013 to $2.74 at September 30, 2013.

Net Loss

Net loss for the three months ended September 30, 2013 was $1,399,000, a decrease of $120,000, as compared to net loss of $1,519,000 for the same period in the prior year.

Comparison of Six Months Ended September 30, 2013 and 2012

Revenues

Total revenues were $7,461,000 for the six months ended September 30, 2013, as compared to $8,577,000 for the same period in the prior year. Product revenues for the six months ended September 30, 2013 were down 13% from the same period in the prior year with reported decreases in revenues in the United States, Mexico and Middle East, partially offset by increases in revenues in Europe, China, India and Singapore.

Product revenue in the United States for the six months ended September 30, 2013 decreased $710,000, or 18%, as compared to the same period in the prior year due to decline in sales in the animal healthcare market and other markets. We recorded revenue from our partner Innovacyn, Inc. in the amounts of $2,030,000 and $2,365,000 for the six months ended September 30, 2013 and 2012, respectively. Although we experienced revenue growth for the animal healthcare market in the quarter ended September 30, 2013, our revenue recoded for the six months ended September 30, 2013 was lower as compared to the same period in the prior year due to a decline in revenue recorded in the quarter ended June 30, 2013 related to the late winter storms in the East and Midwest. The decline in revenue for the six months ended September 30, 2013 attributed to other products was partially due to a decrease in sales related to the discontinuation of our partnerships with Union Springs Pharmaceuticals and Onset Pharmaceuticals.

Revenue in Mexico for the six months ended September 30, 2013 decreased $464,000, or 14%, when compared to the same period in the prior year. The decrease in revenue was attributed to our transaction with More Pharma, our exclusive distributor in Mexico, which closed in August 2012. The impact of the transaction resulted in increased unit sales for the six months ended September 30, 2012 to existing customers prior to the close of the transaction, as well as sales made directly to More Pharma. Similar sales did not incur in the six months ended September 30, 2013. Further, the higher unit volume growth of 35% for the six months ended September 30, 2013 and the recognition of $752,000 related to the amortization of upfront fees paid by More Pharma was more than offset by about a 49% reduction in the average overall sales price per unit. Finally, due to the transfer of our sales function in Mexico to More Pharma, our related operating expenses in Mexico were $1,072,000 lower than reported for the same period in the prior year.

Revenue in Europe and Rest of World for the six months ended September 30, 2013 increased $101,000, or 11%, as compared to the same period in the prior year, with increases in sales in Europe, China, India, and Singapore, partially offset by decreases in Middle East.

The following table shows our product revenues by geographic region:

	Six Months Ended September 30,
	2013	2012	$ Change	% Change
United States	$3,221,000	$3,931,000	$(710,000)	(18)%
Mexico	2,776,000	3,240,000	(464,000)	(14)%
Europe and Rest of World	1,010,000	909,000	101,000	11%
Total	$7,007,000	$8,080,000	$(1,073,000)	(13)%

Licensing revenues were $830,000 and $406,000 for the six months ended September 30, 2013 and 2012, respectively. These amounts are included in our calculation of product revenues and are reflected in the table above under the respective geographic region where such licensing revenues were earned.

Service revenues for the six months ended September 30, 2013 decreased $43,000 when compared to the same period in the prior year due to a decrease in the number of tests provided by our services business.

Gross Profit

We reported gross profit related to our Microcyn® products of $4,783,000, or 68% of product revenues, during the six months ended September 30, 2013, compared to a gross profit of $6,000,000, or 74% of product revenues, for the same period in the prior year. Licensing revenues are included in our calculation of product revenues and gross profit for the six months ended September 30, 2013 and 2012. Gross margins for the six months ended September 30, 2013 were down due to the decline of margins in Mexico related to the More Pharma transaction, partially offset by higher gross margins in the United States and Europe.

Research and Development Expense

Research and development expense increased $345,000 to $1,390,000 for the six months ended September 30, 2013, compared to $1,045,000 for the same period in the prior year, with $670,000 of expenses incurred by our wholly owned subsidiary Ruthigen.

We expect our research and development expense will decrease over the next few quarters as we expect to incur lower expenses related to Ruthigen after its intended initial public offering.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased $439,000, or 7%, to $5,912,000 during the six months ended September 30, 2013, as compared to $6,351,000 for the same period in the prior year. The decrease for the six months ended September 30, 2013 was primarily due to a reduction in selling expenses in Mexico of $1,072,000 and $212,000 in stock compensation charges, partially offset by higher costs of $801,000 related to Ruthigen.

We expect selling, general and administrative expenses to decrease in the next period as we expect expenses related to Ruthigen to decrease.

Interest Expense and Interest Income

Interest expense decreased $130,000 during the six months ended September 30, 2013 to $438,000 as compared to $568,000 for the same period in the prior year. The decrease for the six months ended September 30, 2013 related to a decrease of $9,000 of non-cash interest expense, and a decrease of $121,000 of cash interest during the period. The cash and non-cash interest is primarily related to borrowings from Venture Lending & Leasing V, Inc. and Venture Lending & Leasing VI, Inc. and these amounts will continue to decrease as our outstanding debt moves closer to maturity. Interest income for the six months ended September 30, 2013 showed no material change as compared to the same period in the prior year.

Other Expense, Net

Other expense, net increased $21,000 to $67,000 for the six months ended September 30, 2013, compared to other expense, net of $46,000 for the same period in the prior year. The change in other expense, net for the six months ended September 30, 2013 was primarily due to foreign exchange gains and losses and tax expenses.

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

Fair Value of Common Stock Issued with Stock Purchase Agreement

During the six months ended September 30, 2013, we recorded a loss of $210,000 on the fair value of common stock issued pursuant to the terms of a stock purchase agreement we entered into with Venture Lending & Leasing V, LLC and Venture Lending & Leasing VI, LLC on October 30, 2012 for the issuance to the entities of shares of our common stock having an initial aggregate fair market value equal to $3,500,000. This loss was attributed to a decrease in our stock price of $3.08 at March 31, 2013 to $2.74 at September 30, 2013.

Net Loss

Net loss for the six months ended September 30, 2013 was $3,111,000 as compared to net loss of $1,074,000 for the same period in the prior year.

Liquidity and Capital Resources

We reported a net loss of $3,111,000 for the six months ended September 30, 2013. At September 30, 2013, our accumulated deficit amounted to $140,856,000. We had working capital of $2,175,000 as of September 30, 2013. We expect the need to raise additional capital from external sources in order to continue the longer term efforts contemplated under our business plan and repay our outstanding notes payable obligations. We expect to continue incurring losses for the foreseeable future and may need to raise additional capital to pursue our product development initiatives, to penetrate markets for the sale of our products and continue as a going concern. We cannot provide any assurances that we will be able to raise additional capital. Our management believes that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means, if needed; however, we have not secured any commitment for new financing at this time, nor can we provide any assurance that the Ruthigen initial public offering will be completed or that other new financings will be available on commercially acceptable terms, if needed.

Sources of Liquidity

As of September 30, 2013, we had cash and cash equivalents of $3,190,000. Since our inception, substantially all of our operations have been financed through sales of equity securities. Other sources of financing that we have used to date include our revenues, as well as various loans.

Since October 1, 2011, substantially all of our operations have been financed through the following transactions:

•	proceeds of $222,000 received from the exercise of common stock purchase warrants and options;

•	proceeds of $2,500,000 received from the issuance of a debt instrument in the year ended March 31, 2012;

•	net proceeds of $1,894,000 received from a registered direct offering of common stock on December 28, 2011;

•	net proceeds of $2,797,000 received from a registered direct offering on April 22, 2012; and

•	net proceeds of $3,052,000 received from an underwritten offering on March 12, 2013.

Cash Flows

As of September 30, 2013, we had cash and cash equivalents of $3,190,000, compared to $7,900,000 at March 31, 2013.

Net cash used in operating activities during the six months ended September 30, 2013 was $2,454,000, primarily due to our net loss of $3,111,000 for the period. Additionally, we had non-cash transactions during the six months ended September 30, 2013, including: $666,000 of stock-based compensation expenses; a $210,000 loss on the fair value adjustment of common stock issued to Venture Lending & Leasing V, LLC and Venture Lending & Leasing VI, LLC in connection with the stock purchase agreement dated October 30, 2012; and non-cash interest of $294,000.

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

Net cash used in investing activities was $312,000 for the six months ended September 30, 2013, primarily due to $338,000 related to equipment purchases.

Net cash used in investing activities was $205,000 for the six months ended September 30, 2012, consisting of $62,000 related to equipment purchases and $143,000 related to long-term prepaid expenses associated with the More Pharma transaction.

Net cash used in financing activities was $1,918,000 for the six months ended September 30, 2013, and consisted of principal payments on debt in the amount of $1,138,000 and $780,000 of deferred offering costs related to the intended initial public offering of our subsidiary, Ruthigen, Inc.

Net cash provided by financing activities was $1,874,000 for the six months ended September 30, 2012. During the six months ended September 30, 2012, we received net proceeds of $2,832,000 from our April 2012 registered direct offering of common and preferred stock. The offering proceeds were offset by principal payments on the debt in the amount of $974,000.

Operating Capital and Capital Expenditure Requirements

We reported a net loss of $3,111,000 for the six months ended September 30, 2013. At September 30, 2013, our accumulated deficit amounted to $140,856,000, and at March 31, 2013, our accumulated deficit amounted to $137,745,000. At September 30, 2013, our working capital amounted to $2,175,000.

We expect the need to raise additional capital from external sources in order to continue the longer term efforts contemplated under our business plan and repay our outstanding notes payable obligations. We expect to continue incurring losses for the foreseeable future and may need to raise additional capital to pursue our product development initiatives and to penetrate markets for the sale of our products. Upon the closing of the intended initial public offering by our subsidiary, Ruthigen, Inc., we will be repaid for certain costs incurred and advanced related to Ruthigen’s initial public offering and certain other agreed-upon expenses, pursuant to the terms of the separation agreement we entered into with Ruthigen. At September 30, 2013, these costs amounted to $911,000, of which $824,000 is reported as deferred offering costs in the accompanying condensed consolidated balance sheet and $87,000 was reported as selling, general and administrative expense.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Significant estimates and assumptions include reserves and write-downs related to receivables and inventories, the recoverability of long-lived assets, the valuation allowance relating to our deferred taxes, the valuation of equity and derivative instruments, debt discounts and the estimated amortization periods of upfront licensing fees received from customers. Periodically, we evaluate and adjust estimates accordingly.

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

(a) Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Accordingly, our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective at the reasonable assurance level for the quarter ended September 30, 2013.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

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

There have been no material changes from risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended March 31, 2013, as filed with the SEC on June 25, 2013, except as follows:

If we are unable to maintain compliance with the continued listing standards as set forth in the Nasdaq Listing Rules, our common stock could be delisted from The Nasdaq Capital Market, and if this were to occur, then the price and liquidity of our common stock, and our ability to raise additional capital may be adversely affected.

Our common stock is currently listed on The Nasdaq Capital Market. Continued listing of a security on The Nasdaq Capital Market is conditioned upon compliance with certain continued listing requirements and continued listing standards set forth in the Nasdaq Listing Rules for Nasdaq Capital Market companies.

As reported in our Form 10-Q for the quarter ended September 30, 2013, our stockholders’ equity was approximately $1,550,000. Under Nasdaq Listing Rule 5550(b)(1), we are required to maintain a minimum of $2,500,000 in stockholders’ equity. We anticipate the receipt of a letter from the Listing Qualifications staff of The Nasdaq Stock Market LLC that we will notify us of our non-compliance and grant us a certain period to regain compliance with the Rule.

As of the date of this 10-Q, there is no effect on the listing or trading of our common stock. However, there can be no assurance that we will be able to regain compliance with Listing Rule 5550(b)(1) or the other compliance alternatives under Listing Rule 5550(b). In the event we do not regain compliance with the Listing Rule prior to the expiration of the compliance period, if one is granted, we will likely receive written notification that our securities are subject to delisting, at which time we may appeal the delisting determination to a Hearings Panel.

If we are not able to regain compliance with the continued listing standards as set forth in the Nasdaq Listing Rules for Nasdaq Capital Market companies, our common stock will be delisted from The Nasdaq Capital Market and an associated decrease in liquidity in the market for our common stock may occur. In addition, the delisting of our common stock could materially adversely affect our access to the capital markets, and any limitation on liquidity or reduction in the price of our common stock could materially adversely affect our ability to raise capital on terms acceptable to us or at all. Delisting from The Nasdaq Capital Market could also result in the potential loss of confidence by our business partners and suppliers, the loss of institutional investor interest and fewer business development opportunities.

If the intended initial public offering by our subsidiary, Ruthigen, Inc. is not successful, then we will not be repaid certain deferred offerings costs advanced to Ruthigen, which may be substantial.

Pursuant to the terms of the separation agreement we entered into with our subsidiary, Ruthigen, Inc., upon the closing of the intended initial public offering by Ruthigen, we will be repaid for certain costs incurred and advanced related to Ruthigen’s initial public offering and certain other agreed-upon expenses. At September 30, 2013, these costs, which we expect to be repaid, amounted to $911,000, of which $824,000 is reported as deferred offering costs in our accompanying condensed consolidated balance sheet and $87,000 was reported as selling, general and administrative expense. Ruthigen’s intended initial public offering may be delayed or may not occur at all. In such case, we may not be reimbursed for such costs and expenses. In the event such reimbursement is delayed or never occurs, we will not receive cash that might have otherwise been deployed to grow our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On September 24, 2013, we issued 8,139 shares of common stock to Advocos, LLC as compensation for services provided, and such shares were valued at $22,000. We relied on the Section 4(a)(2) exemption from securities registration under the federal securities laws for transactions not involving any public offering. No advertising or general solicitation was employed in offering the securities. The securities were issued to an accredited investor. The securities were offered for investment purposes only and not for the purpose of resale or distribution, and the transfer thereof was appropriately restricted by us.

Item 3.	Default Upon Senior Securities

We did not default upon any senior securities during the quarter ended September 30, 2013.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Amendments No. 1 and No. 2 to the License and Supply Agreement with Ruthigen, Inc.

On October 9, 2013, we entered into Amendment No. 1 to the License and Supply Agreement with our wholly owned subsidiary, Ruthigen, Inc. Pursuant to the terms of the License and Supply Agreement, Ruthigen is required to make milestone payments to us upon certain milestone events. Amendment No. 1 amended the second milestone event set forth in Section 7.1 of the License and Supply Agreement. On November 6, 2013, we entered into Amendment No. 2 to the License and Supply Agreement with Ruthigen to further amend the certain milestone events set forth in Section 7.1 of the License and Supply Agreement and to amend the terms of the manufacturing equipment purchases set forth in Section 6.13 of the License and Supply Agreement. Pursuant to the terms of Amendment No. 2, Ruthigen will be required to make a total of $5,000,000 in milestone payments to us for the first product only, as follows: upon completion of Ruthigen’s first meeting with the U.S. Food and Drug Administration (FDA) following completion of Ruthigen’s first pivotal clinical trial and upon first patient enrollment in Ruthigen’s second pivotal clinical trial. Ruthigen also agreed to purchase certain research and development and manufacturing equipment from us for approximately $3 million following the completion of Ruthigen’s intended initial public offering. All other terms and conditions of the License and Supply Agreement remain unmodified and in full force and effect.

Letter Agreement with Venture Lending & Leasing V, Inc. and Venture Lending & Leasing VI, Inc.

On November 6, 2013, we entered into a letter agreement with Venture Lending & Leasing V, Inc. and Venture Lending & Leasing VI, Inc. (collectively, the “Lenders”). We previously entered into a certain Loan and Security Agreement and Supplement thereto, both dated as of May 1, 2010 (together, the “VLL5 Loan Agreement”), with Venture Lending & Leasing V, Inc., as lender. We also entered into a certain Loan and Security Agreement and Supplement thereto, both dated as of June 29, 2011 (together, the “VLL6 Loan Agreement” and referred to with the VLL5 Loan Agreement, as the “Loan Agreements”). Pursuant to the letter agreement, we agreed to, prior to the pricing of Ruthigen’s intended initial public offering, cause a bank to issue, on our behalf, one or more irrevocable standby letters of credit for our account in favor of Lenders, in form and substance reasonably satisfactory to Lenders, in a total amount equal to all scheduled payments of principal and interest payable under the Loan Agreements at the time of execution of such letter of credit, to secure all of our obligations under the Loan Agreements. The letter of credit shall be maintained in effect for the period from the date of issuance and continuing until the date that all of our obligations under the Loan Agreements have been paid in full.

Item 6.	Exhibits

Exhibit Index

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc. (included as Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed June 20, 2007, and incorporated herein by reference).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc. (included as Exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 21, 2008, and incorporated herein by reference).
3.3	Amended and Restated Bylaws, as Amended of Oculus Innovative Sciences, Inc., effective November 3, 2010 (included as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2010, and incorporated herein by reference).
3.4	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 22, 2013, and incorporated herein by reference).
4.1	Specimen Common Stock Certificate (included as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.2	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.3	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.4	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.11 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.5	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.12 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.6	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 13, 2007, and incorporated herein by reference).
4.7	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 28, 2008, and incorporated herein by reference).
4.8	Form of Common Stock Purchase Warrant for April 2009 offering (included as Exhibit 4.15 to the Company’s Registration Statement on Form S-1 (File No. 333-158539) declared effective on July 24, 2009, and incorporated herein by reference).
4.9	Warrant issued to Dayl Crow, dated March 4, 2009 (included as Exhibit 4.16 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).
4.10	Form of Common Stock Purchase Warrant for July 2009 offering (included as Exhibit 4.15 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference)
4.11	Form of Common Stock Purchase Warrant for April 2012 offering (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).
4.12	Certificate of Designation of Preferences, Rights and Limitations of Series A 0% Convertible Preferred Stock, filed with the Delaware Secretary of State on April 24, 2012 (included as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).
4.13	Form of Underwriters Warrant to be issued to the Underwriters in connection with the March 2013 Offering (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 7, 2013, and incorporated herein by reference).
10.1	Form of Indemnification Agreement between Oculus Innovative Sciences, Inc. and its officers and directors (included as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.2	Amended and Restated Oculus Innovative Sciences, Inc. 2006 Stock Incentive Plan and related form stock option plan agreements (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 2, 2007, and incorporated herein by reference).
10.3	Office Lease Agreement, dated October 26, 1999, between Oculus Innovative Sciences, Inc. and RNM Lakeville, L.P. (included as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.4	Amendment No. 1 to Office Lease Agreement, dated September 15, 2000, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.5	Amendment No. 2 to Office Lease Agreement, dated July 29, 2005, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

10.6	Amendment No. 3 to Office Lease Agreement, dated August 23, 2006, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.7	Amendment No. 4 to Office Lease Agreement, dated September 13, 2007, by and between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).
10.8	Office Lease Agreement, dated May 18, 2006, between Oculus Technologies of Mexico, S.A. de C.V. and Antonio Sergio Arturo Fernandez Valenzuela (translated from Spanish) (included as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.9	Office Lease Agreement, dated July 2003, between Oculus Innovative Sciences, B.V. and Artikona Holding B.V. (translated from Dutch) (included as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.10	Amendment to Office Lease Agreement, effective February 15, 2008, by and between Oculus Innovative Sciences Netherlands B.V. and Artikona Holding B.V. (translated from Dutch) (included as Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).
10.11	Form of Director Agreement (included as Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.12	Framework Agreement, dated June 16, 2005, by and among Javier Orozco Gutierrez, Quimica Pasteur, S de R.L., Jorge Paulino Hermosillo Martin, Oculus Innovative Sciences, Inc. and Oculus Technologies de Mexico, S.A. de C.V. (included as Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.13	Mercantile Consignment Agreement, dated June 16, 2005, between Oculus Technologies de Mexico, S.A. de C.V., Quimica Pasteur, S de R.L. and Francisco Javier Orozco Gutierrez (included as Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.14	Partnership Interest Purchase Option Agreement, dated June 16, 2005, by and between Oculus Innovative Sciences, Inc. and Javier Orozco Gutierrez (included as Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.15	Termination of Oculus Innovative Sciences, Inc. and Oculus Technologies de Mexico, S.A. de C.V.’s Agreements with Quimica Pasteur, S de R.L. by Jorge Paulino Hermosillo Martin (translated from Spanish) (included as Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.16	Termination of Oculus Innovative Sciences, Inc. and Oculus Technologies de Mexico, S.A. de C.V.’s Agreements with Quimica Pasteur, S de R.L. by Francisco Javier Orozco Gutierrez (translated from Spanish) (included as Exhibit 10.29 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.17	Purchase Agreement by and between Oculus Innovative Sciences, Inc. and Robert Burlingame, dated January 26, 2009 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 29, 2009, and incorporated herein by reference).
10.18	Revenue Sharing Distribution Agreement by and between Oculus Innovative Sciences, Inc. and VetCure, Inc., dated January 26, 2009 (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 29, 2009, and incorporated herein by reference).
10.19	Purchase Agreement by and between Oculus Innovative Sciences, Inc. and accredited investors, dated February 6, 2009 (refiled as Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2010, and incorporated herein by reference).
10.20	Purchase Agreement by and between Oculus Innovative Sciences, Inc., Robert Burlingame and Seamus Burlingame, dated February 24, 2009 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 27, 2009, and incorporated herein by reference).
10.21	Amendment No. 1 to Revenue Sharing Distribution Agreement by and between Oculus Innovative Sciences, Inc. and VetCure, Inc., dated February 24, 2009 (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed February 27, 2009, and incorporated herein by reference).
10.22	Microcyn U.S. Commercial Launch Agreement by and between Oculus Innovative Sciences, Inc. and Advocos, dated April 24, 2009 (included as Exhibit 10.53 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).
10.23	Amendment No. 5 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and RNM Lakeville, LLC, dated May 18, 2009 (included as Exhibit 10.54 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).
10.24	Loan and Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, Inc., dated May 1, 2010 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 6, 2010, and incorporated herein by reference).
10.25	Supplement to the Loan and Security Agreement between Oculus Innovative Sciences, Inc., and Venture Lending & Leasing V, Inc., dated May 1, 2010 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 6, 2010, and incorporated herein by reference).

33

10.26†

Amendment No. 2 to Revenue Sharing, Partnership and Distribution Agreement between Oculus Innovative Sciences, Inc. and Vetericyn, Inc., dated July 24, 2009 (refiled as Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2010 filed April 29, 2011, and incorporated herein by reference).

10.27†

Amendment No. 3 to Revenue Sharing, Partnership and Distribution Agreement between Oculus Innovative Sciences, Inc. and Vetericyn, Inc., dated June 1, 2010 (refiled as Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2010 filed April 29, 2011, and incorporated herein by reference).

10.28†

Amendment No. 1 to Exhibit A to the Revenue Sharing Distribution Agreement and to the Revenue Sharing, Partnership and Distribution Agreement as Revised and Amended, June 1, 2010, dated September 1, 2010 (included as Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2010, and incorporated herein by reference).

10.29

Continuous Offering Program Agreement between Oculus Innovative Sciences, Inc. and Rodman & Renshaw, LLC, dated September 3, 2010 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 17, 2010, and incorporated herein by reference).

10.30†

Distribution Agreement between Oculus Innovative Sciences, Inc. and Tianjin Ascent Import and Export Company, Ltd., dated January 28, 2011 (included as Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q filed February 4, 2011, and incorporated herein by reference).

10.31†

Exclusive Sales and Distribution Agreement between Oculus Innovative Sciences, Inc. and Quinnova Pharmaceuticals, Inc., dated February 14, 2011 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 18, 2011, and incorporated herein by reference).

10.32†	Exclusive Co-Promotion Agreement between Oculus Innovative Sciences, Inc. and Quinnova Pharmaceuticals, Inc., dated February 14, 2011 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 18, 2011, and incorporated herein by reference).
10.33	Product Option Agreement between Oculus Innovative Sciences, Inc. and AmDerma Pharmaceuticals, LLC, dated February 14, 2011 (included as Exhibit 10.3 to the Company's Current Report on Form 8-K filed February 18, 2011, and incorporated herein by reference).
10.34	Amendment No. 6 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and RNM Lakeville, L.P., dated April 26, 2011 (included as Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed June 3, 2011, and incorporated herein by reference).
10.35	Loan and Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing VI, Inc., dated June 29, 2011 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).
10.36	Supplement to the Loan and Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing VI, Inc., dated June 29, 2011 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).
10.37	Amendment No. 1 to the Loan and Security Agreement and Supplement to the Loan and Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, Inc., dated June 29, 2011 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).
10.38	Intellectual Property Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing VI, Inc., dated June 29, 2011 (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).
10.39	Intellectual Property Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, Inc., dated June 29, 2011 (included as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).
10.40†	Distribution Agreement between Oculus Innovative Sciences, Inc. and Shanghai Sunvic Technology Co. Ltd., dated June 26, 2011 (included as Exhibit 10.58 to the Company’s Quarterly Report on Form 10-Q filed August 4, 2011 and incorporated herein by reference).
10.41	Oculus Innovative Sciences, Inc. 2011 Stock Incentive Plan (included as Exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2011, and incorporated herein by reference).
10.42	Securities Purchase Agreement by and between the Company and the Purchasers, dated April 22, 2012 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).
10.43†	Patent License Agreement-Exclusive between Oculus Innovative Sciences, Inc. and agencies of the United States Public Health Service within the Department of Health and Human Services, dated August 22, 2011 (included as Exhibit 10.60 to the Company’s Quarterly Report on Form 10-Q filed November 3, 2011, and incorporated herein by reference).
10.44†	Collaboration Agreement between Oculus Innovative Sciences, Inc. and AmDerma Pharmaceuticals, LLC, dated June 21, 2012 (included as Exhibit 10.53 to the Company’s Annual Report on Form 10-K filed June 21, 2012 and incorporated herein by reference).
10.45†	License, Exclusive Distribution and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Oculus Technologies of Mexico, S.A. de C.V., and, More Pharma Corporation, S. de R.L. de C.V., dated August 9, 2012 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 15, 2012, and incorporated herein by reference).
10.46†	Exclusive Distribution and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Oculus Technologies of Mexico, S.A. de C.V., and, More Pharma Corporation, S. de R.L. de C.V., dated August 9, 2012 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed August 15, 2012, and incorporated herein by reference).
10.47	Lease by and between Oculus Innovative Sciences, Inc. and KCKMC Properties, LLP for the property located at 3045 65th Street, Suite 13, Sacramento, CA 95820, dated October 31, 2011 (included as Exhibit 10.56 to the Company’s Quarterly Report on Form 10-Q filed November 8, 2012, and incorporated herein by reference).

34

10.48	Amendment to Lease dated August 30, 2012 by and between Oculus Innovative Sciences, Inc. and KCKMC Properties, LLC for the property located at 3045 65th Street, Suite 13, Sacramento, CA 95820, dated September 6, 2012 (included as Exhibit 10.57 to the Company’s Quarterly Report on Form 10-Q filed November 8, 2012, and incorporated herein by reference).
10.49	Amendment No. 7 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and 1125-1137 North McDowell, LLC, dated October 10, 2012 (included as Exhibit 10.58 to the Company’s Quarterly Report on Form 10-Q filed November 8, 2012, and incorporated herein by reference).
10.50	Stock Purchase Agreement by and between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, LLC and Venture Lending & Leasing VI, LLC, dated October 30, 2012 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 1, 2012, and incorporated herein by reference).
10.51	Letter Agreement by and between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, Inc., dated October 30, 2012 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed November 1, 2012, and incorporated herein by reference).
10.52	Letter Agreement by and between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing VI, Inc., dated October 30, 2012 (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed November 1, 2012, and incorporated herein by reference).
10.53	Offer of Employment Letter between Oculus Innovative Sciences, Inc. and Sameer Harish, effective as of February 1, 2013 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 4, 2013, and incorporated herein by reference).
10.54	Employment Agreement by and between Ruthigen, Inc. and Hojabr Alimi, dated March 21, 2013 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 22, 2013, and incorporated herein by reference).
10.55††	License and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated May 23, 2013 (refiled as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, filed September 24, 2013, and incorporated herein by reference).
10.56	Shared Services Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated May 23, 2013 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed June 7, 2013, and incorporated herein by reference).
10.57	Amendment to Offer of Employment Letter between Oculus Innovative Sciences, Inc. and Sameer Harish, dated May 23, 2013 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed June 7, 2013, and incorporated herein by reference).
10.58	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Hojabr Alimi, dated January 1, 2004 (included as Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.59	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Jim Schutz, dated January 1, 2004 (included as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.60	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Robert Miller, dated June 1, 2004 (included as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.61	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Jim Schutz, dated June 20, 2013 (included as Exhibit 10.68 to the Company’s Annual Report on Form 10-K, filed June 25, 2013, and incorporated herein by reference).
10.62	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Robert Miller, dated June 20, 2013 (included as Exhibit 10.69 to the Company’s Annual Report on Form 10-K, filed June 25, 2013, and incorporated herein by reference).
10.63	Separation Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated August 2, 2013 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 8, 2013, and incorporated herein by reference).
10.64*	Amendment No. 1 to License and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated October 9, 2013.
10.65*	Amendment No. 2 to License and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated November 6, 2013.
10.66*	Letter Agreement by and between Oculus Innovative Sciences, Inc., Venture Lending & Leasing V, Inc., and Venture Lending & Leasing VI, Inc., dated November 6, 2013.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*#	XBRL Instance Document.
101.SCH*#	XBRL Taxonomy Extension Schema.
101.CAL*#	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*#	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*#	XBRL Taxonomy Extension Label Linkbase.
101.PRE*#	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
†	Confidential treatment has been granted with respect to certain portions of this agreement.
††	Confidential treatment has been requested with respect to certain portions of this agreement.
#	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

35

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCULUS INNOVATIVE SCIENCES, INC.

Date: November 19, 2013	By:	/s/ Jim Schutz
Jim Schutz
Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2013	By:	/s/ Robert Miller
Robert Miller
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

36