Form 10-Q
period 2013-12-31
Oculus Innovative Sciences, Inc.
filed 2014-02-14
CIK 1367083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

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

As of January 31, 2014, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 7,239,131.

OCULUS INNOVATIVE SCIENCES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,	March 31,
	2013	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,437	$7,900
Accounts receivable, net	2,603	1,707
Inventories, net	970	992
Prepaid expenses and other current assets	483	935
Total current assets	7,493	11,534
Property and equipment, net	1,046	800
Deferred offering costs	1,160	44
Other assets	144	187
Total assets	$9,843	$12,565

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,638	$808
Accrued expenses and other current liabilities	588	703
Current portion of cash settlement liability (See Note 3)	–	37
Deferred revenue	2,657	2,320
Current portion of long-term debt, net of debt discount of $521 at March 31, 2013	37	1,259
Total current liabilities	4,920	5,127
Deferred revenue	1,514	2,619
Long-term debt, net of debt discount of $248 at March 31, 2013, less current portion	12	676
Cash settlement liability, less current portion (See Note 3)	–	62
Total liabilities	6,446	8,484
Commitments and Contingencies
Stockholders’ Equity
Convertible preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued and outstanding at December 31, 2013 (unaudited) and March 31, 2013, respectively	–	–
Common stock, $0.0001 par value; 14,285,715 shares authorized, 7,239,131 and 6,583,150 shares issued and outstanding at December 31, 2013 (unaudited) and March 31, 2013, respectively	1	1
Additional paid-in capital	147,932	144,816
Accumulated other comprehensive loss	(3,069)	(2,991)
Accumulated deficit	(141,467)	(137,745)
Total stockholders’ equity	3,397	4,081
Total liabilities and stockholders’ equity	$9,843	$12,565

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Revenues
Product	$2,450	$2,655	$8,627	$10,312
Product licensing fees	629	702	1,459	1,125
Service	214	183	668	680
Total revenues	3,293	3,540	10,754	12,117
Cost of revenues
Product	1,023	906	3,247	2,986
Service	161	163	493	576
Total cost of revenues	1,184	1,069	3,740	3,562
Gross profit	2,109	2,471	7,014	8,555
Operating expenses
Research and development	775	509	2,165	1,554
Selling, general and administrative	2,880	2,642	8,792	8,993
Total operating expenses	3,655	3,151	10,957	10,547
Loss from operations	(1,546)	(680)	(3,943)	(1,992)
Interest expense	(618)	(275)	(1,056)	(843)
Interest income	–	1	1	3
Gain (loss) due to change in fair value of common stock (See Note 3)	1,567	(864)	1,357	(864)
(Loss) gain due to change in fair value of derivative instruments	–	(84)	–	766
Other expense, net	(14)	(10)	(81)	(56)
Net loss	(611)	(1,912)	(3,722)	(2,986)
Preferred stock deemed dividend	–	–	–	(1,062)
Net loss available to common shareholders	$(611)	$(1,912)	$(3,722)	$(4,048)
Net loss per common share: basic and diluted	$(0.09)	$(0.37)	$(0.56)	$(0.85)
Weighted-average number of shares used in per common share calculations:
Basic and diluted	6,810	5,126	6,687	4,767
Other comprehensive loss, net of tax
Net loss	$(611)	$(1,912)	$(3,722)	$(2,986)
Foreign currency translation adjustments	8	(16)	(78)	(17)
Other comprehensive loss	$(603)	$(1,928)	$(3,800)	$(3,003)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended December 31,
	2013	2012
Cash flows from operating activities
Net loss	$(3,722)	$(2,986)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	211	197
Stock-based compensation	1,114	1,397
Change in fair value of derivative liability	–	(766)
(Gain) loss due to change in fair value of common stock (See Note 3)	(1,357)	864
Non-cash interest expense	863	461
Foreign currency transaction gains	(6)	4
Changes in operating assets and liabilities:
Accounts receivable, net	(908)	(942)
Inventories, net	(2)	46
Prepaid expenses and other current assets	435	171
Accounts payable	835	(305)
Accrued expenses and other liabilities	(52)	278
Deferred revenue	(812)	3,775
Net cash (used in) provided by operating activities	(3,401)	2,194
Cash flows from investing activities:
Purchases of property and equipment	(470)	(128)
Long-term deposits	42	(126)
Net cash used in investing activities	(428)	(254)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	2,002	1,890
Proceeds from the issuance of convertible preferred stock, net of offering costs	–	907
Proceeds from the exercise of common stock options and warrants	–	16
Proceeds received in connection with stock purchase agreement (See Note 3)	33	–
Deferred offering costs	(1,116)	–
Principal payments on long-term debt	(1,524)	(1,508)
Net cash (used in) provided by financing activities	(605)	1,305
Effect of exchange rate on cash and cash equivalents	(29)	2
Net (decrease) increase in cash and cash equivalents	(4,463)	3,247
Cash and cash equivalents, beginning of period	7,900	3,351
Cash and cash equivalents, end of period	$3,437	$6,598

Supplemental disclosure of cash flow information:
Cash paid for interest	$193	$382
Non-cash financing activities:
Common stock issued in connection with stock purchase agreement (See Note 3)	$–	$3,500
Reclassification of derivative liabilities to paid in capital	$–	$1,636
Warrants issued as derivative liabilities in connection with registered direct offering	$–	$2,347
Obligations settled in connection with stock purchase agreement (See Note 3)	$3,225	$–

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.	Organization and Summary of Significant Accounting Policies

Organization

Oculus Innovative Sciences, Inc. (the “Company”) was incorporated under the laws of the State of California in April 1999 and was reincorporated under the laws of the State of Delaware in December 2006. The Company’s principal office is located in Petaluma, California. The Company is a global healthcare company that designs, produces, and markets prescription and non-prescription products in 31 countries. It is pioneering innovative products for the dermatology, surgical, advanced wound and tissue care, and animal healthcare markets. The Company’s primary focus is on its proprietary technology platform called Microcyn® Technology. This technology is based on electrically charged oxychlorine small molecules designed to target a wide range of organisms that cause disease (pathogens). Several Microcyn® Technology tissue care products are designed to treat infections and enhance healing while reducing the need for antibiotics.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of December 31, 2013 and for the three and nine months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The unaudited condensed consolidated balance sheet as of December 31, 2013, the condensed consolidated statements of comprehensive loss for the three and nine months ended December 31, 2013 and 2012, and the condensed consolidated statements of cash flows for the nine months ended December 31, 2013 and 2012 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and nine months ended December 31, 2013 are not necessarily indicative of results to be expected for the year ending March 31, 2014 or for any future interim period. The condensed consolidated balance sheet at March 31, 2013 has been derived from audited consolidated financial statements. However, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended March 31, 2013, and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on June 25, 2013.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Aquamed Technologies, Inc. (“Aquamed”), Oculus Technologies of Mexico S.A. de C.V., Oculus Innovative Sciences Netherlands, B.V. and Ruthigen, Inc. (“Ruthigen”). All significant intercompany accounts and transactions have been eliminated in consolidation. Aquamed has no current operations.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Significant estimates and assumptions include reserves and write-downs related to receivables and inventories, the recoverability of long-lived assets, the valuation allowance relating to the Company’s deferred taxes, the valuation of equity and derivative instruments, and debt discounts and the estimated amortization periods of upfront licensing fees received from customers. Periodically, the Company evaluates and adjusts estimates accordingly. The allowance for uncollectible accounts receivable balances amounted to $9,000 and $22,000, which are included in accounts receivable, net in the accompanying December 31, 2013 and March 31, 2013 condensed consolidated balance sheets, respectively. The reserve for excess and obsolete inventory balances amounted to $85,000 and $170,000, which are included in inventories, net in the accompanying December 31, 2013 and March 31, 2013 condensed consolidated balance sheets, respectively.

Reclassifications

Certain prior period amounts have been reclassified for comparative purposes to conform to the fiscal 2014 presentation. These reclassifications have no impact on the Company’s previously reported net loss.

Net Loss per Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic net loss per share for the three and nine months ended December 31, 2013 and 2012 (adjusted if applicable for the reverse stock split effective April 1, 2013) excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	December 31,
	2013	2012
Options to purchase common stock	1,253,000	987,000
Warrants to purchase common stock	1,334,000	1,462,000
	2,587,000	2,449,000

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company classifies common stock purchase warrants and other free standing derivative financial instruments as equity if the contracts (i) require physical settlement or net-share settlement, or (ii) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (iii) contain reset provisions as either an asset or a liability. The Company assesses classification of its freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company determined that its freestanding derivatives, which principally consist of warrants to purchase common stock, satisfied the criteria for classification as equity instruments at December 31, 2013, other than certain warrants that contain reset provisions and certain warrants that require net-cash settlement that the Company classified as derivative liabilities.

Fair Value of Financial Assets and Liabilities

Financial instruments, including cash and cash equivalents, accounts receivable, inventory, prepaid expenses and other current assets, accounts payable, accrued liabilities and deferred revenue are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments. The fair value of capital lease obligations and equipment loans approximates their carrying amounts as a market rate of interest is attached to their repayment. The Company measures the fair value of financial assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. The Company uses three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

Financial liabilities measured at fair value on a recurring basis are summarized below:

Level 3 liabilities are valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the derivative liabilities. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s accounting and finance department, who reports to the Chief Financial Officer, determine its valuation policies and procedures. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s accounting and finance department and are approved by the Chief Financial Officer.

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

As of December 31, 2013, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date the condensed consolidated financial statements were issued (See Note 10).

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by the FASB, SEC and/or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the condensed consolidated financial statements upon adoption.

Note 2.	Liquidity and Financial Condition

The Company reported a net loss of $3,722,000 for the nine months ended December 31, 2013. At December 31, 2013 and March 31, 2013, the Company’s accumulated deficit amounted to $141,467,000 and $137,745,000, respectively. The Company had working capital of $2,573,000 and $6,407,000 as of December 31, 2013 and March 31, 2013, respectively. The Company expects the need to raise additional capital from external sources in order to continue the longer term efforts contemplated under its business plan. The Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital to pursue its product development initiatives, penetrate markets for the sale of its products and continue as a going concern. If the closing of the intended initial public offering by the Company’s subsidiary, Ruthigen, Inc. occurs, the Company will be repaid for certain costs incurred and advanced related to Ruthigen’s intended initial public offering and certain other agreed-upon expenses, pursuant to the terms of the funding agreement the Company entered into with Ruthigen (See Note 4). At December 31, 2013, these costs amounted to $1,347,000, and $1,160,000 is reported as deferred offering costs in the accompanying condensed consolidated balance sheet and $187,000 is reported as selling, general and administrative expense.

On December 4, 2013, the Company entered into agreements with institutional and accredited investors to issue 550,000 shares of its common stock at $4.00 per share, with no warrant coverage, yielding gross proceeds of $2,200,000 and net proceeds of $2,002,000 after deducting placement agent commissions and other offering costs. The Company retained Dawson James Securities, Inc. as the exclusive placement agent for this offering, and paid them $154,000 in placement agent commissions. In addition to the payment of certain cash fees upon closing of the offering, the Company issued a warrant to Dawson James Securities, Inc. to purchase up to 16,500 shares of common stock. The warrants are exercisable at $5.00 per share and will expire on May 3, 2016.

The Company currently anticipates that its cash and cash equivalents will be sufficient to meet its working capital requirements to continue its sales and marketing and research and development efforts through at least January 1, 2015. However, in order to execute the Company’s long-term Microcyn® product development strategy and to penetrate new and existing markets, the Company may need to raise additional funds through public or private equity offerings, debt financings, corporate collaborations or other means and potentially reduce operating expenditures.

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

Note 3.	Condensed Consolidated Balance Sheets

Inventories

Inventories consisted of the following:

	December 31,	March 31,
	2013	2013
Raw materials	$702,000	$835,000
Finished goods	353,000	327,000
	1,055,000	1,162,000
Less: inventory allowances	(85,000)	(170,000)
	$970,000	$992,000

Notes Payable

On May 1, 2010, the Company entered into a loan and security agreement and a supplement to the loan and security agreement with Venture Lending & Leasing V, Inc., to borrow up to an aggregate of $3,000,000 (together, the “VLL5 Loan Agreements”). In connection with those agreements, the Company issued two warrants to Venture Lending & Leasing V, LLC, a Delaware limited liability company (“LLC5”), which, in the aggregate, had a total put option cash value of $750,000 (the “VLL5 Warrants”).

On June 29, 2011, the Company entered into a loan and security agreement and a supplement to the loan and security agreement with Venture Lending & Leasing VI, Inc., to borrow up to an aggregate of up to $2,500,000 (together, the “VLL6 Loan Agreements”). In connection with those agreements, the Company issued three warrants to Venture Lending & Leasing VI, LLC, a Delaware limited liability company (“LLC6”), which, in the aggregate, had a total put option cash value of $1,250,000 (the “VLL6 Warrants”).

On October 30, 2012, the Company entered into a stock purchase agreement with LLC5 and LLC6 for the issuance to LLC5 and LLC6 of shares of common stock having an aggregate fair market value equal to $3,500,000 (the “Shares”), in exchange for LLC5’s agreement to surrender the VLL5 Warrants and LLC6’s agreement to surrender the VLL6 Warrants. On November 1, 2012, the Company issued an aggregate of 617,284 shares of its common stock with an aggregate grant date fair market value of $3,500,000, or approximately $5.67 per share.

As of December 16, 2013, the Shares were sold for an average price of $5.35 per share, resulting in gross proceeds of $3,304,000 and net proceeds of $3,291,000 after deducting certain transaction costs. Pursuant to the stock purchase agreement, the net proceeds from the sale of the Shares were applied as follows:

(a)	$2,000,000 of the proceeds received were retained by LLC5 and LLC6 as consideration for surrendering the VLL5 Warrants and VLL6 Warrants and the underlying put warrant liabilities.

(b)	After the put warrant liabilities were satisfied, the remaining proceeds were applied to the reduction of the Company’s remaining loans outstanding under the VLL5 Loan Agreements and the VLL6 Loan Agreements. As there was no outstanding loans under the VLL5 Loan Agreements, the Company used the amount to prepay the outstanding loans under the VLL6 Loan Agreements. $1,131,000 of the proceeds received was applied as a prepayment of the then outstanding debt under the VLL6 Loan Agreements and $94,000 of the proceeds received was applied as a prepayment of all future interest owed in connection with the VLL6 Loan Agreements.

(c)	After the loans were prepaid in full, approximately $66,000 remained in excess of all outstanding obligations owed by the Company. Pursuant to the terms of the stock purchase agreement, such amount was allocated 50/50, and $33,000 was paid to the Company.

In connection with the VLL5 Loan Agreements and the VLL6 Loan Agreements, during the three months ended December 31, 2013 and 2012, the Company made interest payments of $48,000 and $116,000, respectively, and principal payments of $375,000 and $503,000, respectively. During the nine months ended December 31, 2013 and 2012, the Company made interest payments of $188,000 and $375,000, respectively, and principal payments of $1,379,000 and $1,335,000, respectively.

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

Employment Agreements

As of December 31, 2013, the Company had employment agreements in place with five of its key executives. The agreements provide, among other things, for the payment of nine to twenty-four months of severance compensation for terminations under certain circumstances. With respect to these agreements, at December 31, 2013, potential severance amounted to $1,843,000 and aggregated annual salaries amounted to $1,310,000.

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

On July 1, 2011, Vetericyn, Inc. and Innovacyn, Inc. began to share profits with the Company related to the Vetericyn® and Microcyn® over-the-counter sales, resulting in the Company receiving about a 30% royalty of net revenue. During the three months ended December 31, 2013 and 2012, the Company recorded revenue related to these agreements in the amounts of $652,000 and $883,000, respectively. During the nine months ended December 31, 2013 and 2012, the Company recorded revenue related to these agreements in the amounts of $2,682,000 and $3,248,000, respectively. The revenue is recorded in product revenues in the accompanying condensed consolidated statements of comprehensive loss. At December 31, 2013 and March 31, 2013, the Company had outstanding accounts receivable of $340,000 and $264,000, respectively, related to Innovacyn, Inc.

On June 21, 2012, the Company entered into a collaboration agreement with AmDerma (the “Collaboration Agreement”). Pursuant to the Collaboration Agreement, AmDerma is responsible for the development of a Microcyn-based acne drug candidate in the United States, including all activities required to gain regulatory approvals. AmDerma will also be responsible for all costs. Additionally, within one year of the first commercial sale by AmDerma, AmDerma shall identify at least one secondary indication that AmDerma will develop. If AmDerma declines to pursue such secondary indication, then the right to develop such secondary indication will revert back to the Company. The Company granted AmDerma an exclusive, royalty-bearing perpetual license in the United States and India, with the right to sublicense and subcontract in certain circumstances, and a right of first refusal to expand the territory of the license to include the European Union, Canada, Brazil, and Japan. The Company retained rights to the “rest of world.” Pursuant to the Collaboration Agreement, the Company achieved a milestone in December 2013 when it received the approval from the FDA for its Microcyn® Scar Management HydroGel and accordingly, recognized a $250,000 milestone payment as revenue during the three and nine months ended December 31, 2013.

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

The Company is recognizing the $5,100,000 related to the License Agreement and the Distribution Agreement as revenue on a straight line basis consistent with the Company’s historical experience with contracts with similar terms, which is typically over three to five years of the contract. Additionally, the Company capitalized $214,000 of its transaction costs related to the License Agreement and the Distribution Agreement, which will be amortized by the Company as expense on a straight line basis consistent with the related revenue recognition practices. At December 31, 2013 and March 31, 2013, the Company had outstanding accounts receivable of $1,129,000 and $580,000, respectively, due from More Pharma. During three months ended December 31, 2013 and 2012, the Company recognized $379,000 and $379,000, respectively, related to the amortization of the upfront fees received in the transaction. During nine months ended December 31, 2013 and 2012, the Company recognized $1,131,000 and $569,000, respectively, related to the amortization of the upfront fees received in the transaction. The Company recognizes product sales on a sell-through basis as More Pharma sells products through to its customers.

Other Matters

Ruthigen, Inc.

The Company’s wholly owned subsidiary, Ruthigen, Inc., was incorporated in the State of Nevada on January 18, 2013, and reincorporated from Nevada to Delaware on September 25, 2013. Ruthigen has established offices in Santa Rosa, California.

On January 31, 2014, the Company entered into certain new agreements with Ruthigen. Previously, the Company had entered into three key agreements with Ruthigen, which established the license and supply as well as shared services with the subsidiary, and governed the terms of its relationship with Ruthigen following the completion of Ruthigen’s intended initial public offering. Each of these agreements (the “Ancillary Agreements”) was entered into in the overall context of Ruthigen’s separation from the Company (the “Separation”). The effective date for all three agreements is the closing date of Ruthigen’s intended initial public offering, if any should occur.

Funding Agreement

Due to certain changes to the terms of Ruthigen’s intended initial public offering that have occurred as well as any additional changes that may occur, the Company has entered into a new financing agreement with Ruthigen to govern the terms of certain additional financing to be provided to Ruthigen by the Company, pending the Separation, subject to the terms and conditions set forth in the agreement.

The Company has agreed to continue to fund Ruthigen for a total of up to $760,000 to allow Ruthigen to proceed with its intended initial public offering. The parties agreed that the Company has no further obligation to fund operations of Ruthigen beyond the amounts detailed in a budget to be mutually agreed upon by the parties in connection with the execution of the funding agreement and such amounts shall not exceed $760,000. Furthermore, any funds provided by the Company to Ruthigen pursuant to the funding agreement will be repaid by Ruthigen to the Company at the time of the closing of the Ruthigen initial public offering. The Company may, in its sole discretion, extend additional funds to Ruthigen, but it has no obligation to do so. The funding agreement also requires resignation of all Ruthigen board of director members from the Company’s board of directors at the time Ruthigen’s initial public offering is completed; and prior to that, the resignation of one Ruthigen board of director member at the time Ruthigen files an amended Registration Statement on Form S-1 with the SEC.

License and Supply Agreement

Pursuant to the license and supply agreement, the Company agreed to exclusively license certain of its proprietary technology to Ruthigen to enable Ruthigen’s research and development and commercialization of the newly discovered RUT58-60, and any improvements to it, in the United States, Canada, European Union and Japan, referred to as the Territory, for certain invasive procedures in human treatment as defined in the license and supply agreement. On October 9, 2013, the Company entered into Amendment No. 1 to the license and supply agreement, which amended the second milestone event set forth in Section 7.1 of the license and supply agreement. On November 6, 2013, the Company entered into Amendment No. 2 to the license and supply agreement with Ruthigen to further amend the certain milestone events set forth in Section 7.1 of the license and supply agreement and to amend the terms of the manufacturing equipment purchases set forth in Section 6.13 of the license and supply agreement. On January 31, 2014, the Company entered into Amendment No. 3 to the license and supply agreement with Ruthigen to further amend certain milestone events and the terms of the manufacturing equipment purchases, and to remove sections of the license and supply agreement which related to an exclusive option granted to Ruthigen by the Company to expand the terms of the license and agreement to dermatologic uses. All other terms and conditions of the license and supply agreement remain unmodified and in full force and effect.

Under the terms of the license and supply agreement, the Company will be prohibited from using the licensed proprietary technology to sell products that compete with Ruthigen’s products within the Territory, and Ruthigen cannot sell any device or product that competes with the Company’s products being sold or developed as of the effective date of the license and supply agreement.

Ruthigen will be required to make a total of $8,000,000 in milestone payments to the Company for the first product only, as follows: upon completion of last patient enrollment in Ruthigen’s Phase 1/2 clinical study; upon completion of last patient enrollment in Ruthigen's first pivotal clinical study; upon completion of Ruthigen’s first meeting with the U.S. Food and Drug Administration (“FDA”) following completion of Ruthigen’s first pivotal clinical trial; and upon first patient enrollment in Ruthigen’s second pivotal clinical trial. In addition, as further consideration under the agreement, Ruthigen will be required to make royalty payments to the Company based on Ruthigen’s annual net sales of the product from the date of first commercial sale to the date that Ruthigen ceases to commercialize the product, which percentage royalty rate will vary between 3% and 20% and will increase based on various net sales thresholds and will differ depending on the country in which the sales are made.

Shared Services Agreement

The Company also entered into a shared services agreement with Ruthigen that would take effect upon the completion of Ruthigen’s proposed initial public offering, if any should occur, pursuant to which it will provide Ruthigen with general services, including general accounting, human resources, laboratory personnel and shared R&D resources while Ruthigen plans to establish an independent facility and systems. As a wholly owned subsidiary of the Company, Ruthigen will be financed by the Company until the completion of the proposed initial public offering, if any should occur, and after such event, Ruthigen would become responsible for its own expenses. On January 31, 2014, the Company entered into Amendment No. 1 to the shared services agreement with Ruthigen to amend the terms of certain standard activities the Company shall provide Ruthigen and the terms related to access to the Company’s facilities. All other terms and conditions of the shared services agreement remain unmodified and in full force and effect.

Separation Agreement

The Company entered into a separation agreement with Ruthigen that contains key provisions relating to its ongoing relationship with Ruthigen following the completion of Ruthigen’s intended initial public offering. On January 31, 2014, the parties amended the separation agreement.

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

The amended separation agreement amended the terms of the prior separation agreement such that the terms of the funding agreement shall control the methodology for the allocation of the operational and offering related expenses incurred prior to and in connection with Ruthigen’s intended initial public offering for which Ruthigen is required to reimburse the Company.

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

Registered Direct Offering

On December 4, 2013, the Company entered into agreements with institutional and accredited investors to issue 550,000 shares of its common stock at $4.00 per share, with no warrant coverage, yielding gross proceeds of $2,200,000 and net proceeds of $2,002,000 after deducting placement agent commissions and other offering costs. The Company retained Dawson James Securities, Inc. as the exclusive placement agent for this offering, and paid them $154,000 in placement agent commissions. In addition to the payment of certain cash fees upon closing of the offering, the Company issued a warrant to Dawson James Securities, Inc. to purchase up to 16,500 shares of common stock. The warrants are exercisable at $5.00 per share and will expire on May 3, 2016.

Common Stock Issued to Non-Employees For Services

On April 24, 2009, the Company entered into an agreement with Advocos LLC, a contract sales organization that serves as part of the Company’s sales force, for the sale of the Company’s wound care products in the United States. Pursuant to the agreement, the Company agreed to pay the contract sales organization a monthly fee and potential bonuses that will be based on achievement of certain levels of sales. The Company agreed to issue the contract sales organization cash or shares of common stock as compensation for its services. During the three months ended December 31, 2013 and 2012, the Company issued 27,173 and 10,714 shares of common stock, respectively, in connection with this agreement. During the nine months ended December 31, 2013 and 2012, the Company issued 65,620 and 25,106 shares of common stock, respectively, in connection with this agreement. The Company has determined that the fair value of the common stock, which was calculated as shares were issued, was more readily determinable than the fair value of the services rendered. Accordingly, the Company recorded the fair value of the stock as compensation expense. During the three months ended December 31, 2013 and 2012, the Company recorded $74,000 and $67,000 of expense related to this agreement, respectively. During the nine months ended December 31, 2013 and 2012, the Company recorded $209,000 and $182,000 of expense related to this agreement, respectively. The expense was recorded as selling, general and administrative expense in the accompanying condensed consolidated statements of comprehensive loss.

On December 17, 2009, the Company entered into an agreement with Windsor Corporation.  Windsor Corporation provides financial advisory services to the Company. Pursuant to the agreement, the Company agreed to pay Windsor Corporation, on a quarterly basis, cash or common stock as compensation for services provided.  The Company determined that the fair value of the common stock was more readily determinable than the fair value of the services rendered. Accordingly, the Company recorded the fair value of the stock as compensation expense. During the three months ended December 31, 2013, the Company issued 18,264 shares of common stock and recorded $60,000 of stock compensation expense related to this agreement. During the nine months ended December 31, 2013, the Company issued 30,361 shares of common stock and recorded $109,000 of stock compensation expense related to this agreement. The expense was recorded as selling, general and administrative expense in the accompanying condensed consolidated statements of comprehensive loss.

On September 4, 2012, the Company entered into an agreement with Worldwide Financial Marketing, Inc. for certain financial advisory services. Pursuant to the agreement, the Company agreed to pay Worldwide Financial Marketing, Inc. common stock as compensation for services provided. Accordingly, the Company recorded the fair value of the stock as compensation expense. During the three months ended December 31, 2013, the Company issued 10,000 shares of common stock, in connection with this agreement. During the three months ended December 31, 2013, the Company recorded $24,000 of stock compensation expense related to this agreement. The expense was recorded as selling, general and administrative expense in the accompanying condensed consolidated statements of comprehensive loss.

Note 6.	Stock-Based Compensation

The Company accounts for share-based awards exchanged for employee services at the estimated grant date fair value of the award. The Company amortizes the fair value of employee stock options on a straight-line basis over the requisite service period of the awards.  Compensation expense includes the impact of an estimate for forfeitures for all stock options. The estimated forfeiture rates used during the nine months ended December 31, 2013 ranged from 1.13% to 4.77%.

Employee stock-based compensation expense is as follows:

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,
	2013	2012	2013	2012
Cost of service revenue	$29,000	$37,000	$84,000	$103,000
Research and development	45,000	57,000	122,000	187,000
Selling, general and administrative	217,000	176,000	566,000	660,000
Total stock-based compensation	$291,000	$270,000	$772,000	$950,000

At December 31, 2013, there were unrecognized compensation costs of $1,156,000 related to stock options which are expected to be recognized, over a weighted-average amortization period of 2.33 years.

The Company estimated the fair value of employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service periods of the respective awards. The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Expected life	5.10 years	5.00 years	5.83 years	5.79 years
Risk-free interest rate	1.75%	0.62%	1.44%	0.72%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Volatility	82%	89%	85%	88%
Fair value of options granted	$2.16	$6.51	$2.11	$8.05

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

A summary of all option activity as of December 31, 2013 and changes during the nine months then ended is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2013	975,000	$15.08
Options granted	362,000	2.97
Options exercised	–	–
Options forfeited or expired	(84,000)	15.86
Outstanding at December 31, 2013	1,253,000	$11.54	7.24	$220,000
Exercisable at December 31, 2013	883,000	$14.58	6.35	$76,000
Options available for grant as of December 31, 2013	824,000

The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the underlying fair value of the Company’s common stock ($3.48) for stock options that were in-the-money as of December 31, 2013.

The Company did not capitalize any cost associated with stock-based compensation.

No income tax benefit has been recognized related to stock-based compensation expense and no tax benefits have been realized from exercised stock options.

The Company issues new shares of common stock upon exercise of stock options.

Note 7.	Income Taxes

The Company completed a study during the year ended March 31, 2013 to assess whether a change in control had occurred or whether there have been multiple changes of control since the Company’s formation.  The Company determined, based on the results of the study, no change in control occurred for purposes of Internal Revenue Code section 382.  In addition, the Company is not aware of any changes in ownership during the nine months ended December 31, 2013 that would result in a change in control under Internal Revenue Code section 382.  The Company, after considering all available evidence, fully reserved against its deferred tax assets since it is more likely than not that such benefits will not be realized in future periods. The Company incurred losses for both financial reporting and income tax purposes for the nine months ended December 31, 2013. Accordingly, the Company is continuing to fully reserve for its deferred tax assets. The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the Company’s deferred income tax assets satisfy the realization standards, the valuation allowance will be reduced accordingly.

As a result of certain realization requirements of Accounting Standards Codification Topic 718, the Company’s deferred tax assets and liabilities do not include certain deferred tax assets at December 31, 2013 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting purposes.  Equity will be increased by approximately $533,000 if and when such deferred tax assets are ultimately realized.

Note 8.	Segment and Geographic Information

The Company generates revenues from tissue care products which are sold into the human and animal healthcare markets and the Company also generates revenues from laboratory testing services which are provided to medical device manufacturers. The Company operates a single segment business for product sales which consists of three geographical sales territories as follows:

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,
	2013	2012	2013	2012
U.S.	$1,331,000	$1,653,000	$4,552,000	$5,584,000
Mexico	1,237,000	1,356,000	4,013,000	4,596,000
Europe and Other	511,000	348,000	1,521,000	1,257,000
	$3,079,000	$3,357,000	$10,086,000	$11,437,000

For the three months ended December 31, 2013 and 2012, the Company received licensing revenues of $629,000 and $702,000, respectively. Such revenues are included in the Company’s calculation of product revenues and are reflected in the table above under the respective geographic region where such licensing revenues were earned. For the nine months ended December 31, 2013 and 2012, the Company received licensing revenues of $1,459,000 and $1,125,000, respectively. Such revenues are included in the Company’s calculation of product revenues and are reflected in the table above under the respective geographic region where such licensing revenues were earned.

The Company’s service revenues amounted to $214,000 and $183,000 for the three months ended December 31, 2013 and 2012, respectively, and the Company’s service revenues amounted to $668,000 and $680,000 for the nine months ended December 31, 2013 and 2012, respectively.

Note 9.	Significant Customer Concentrations

For the three months ended December 31, 2013, one customer represented 38%, one customer represented 20%, and one customer represented 14% of net revenue. For the three months ended December 31, 2012, one customer represented 25%, one customer represented 24%, and one customer represented 15% of revenue.

For the nine months ended December 31, 2013, one customer represented 37%, one customer represented 25%, and one customer represented 10% of net revenue. For the nine months ended December 31, 2012, one customer represented 27% of revenue.

At December 31, 2013, one customer represented 43%, one customer represented 21%, and one customer represented 13% of the net accounts receivable balance. At March 31, 2013, one customer represented 34%, one customer represented 26%, and one customer represented 15% of the net accounts receivable balance.

Note 10.	Subsequent Events

Guarantee of Severance for Hojabr Alimi

On March 21, 2013, the Company’s subsidiary, Ruthigen, Inc., entered into an employment agreement with an effective date of February 4, 2013 (the “Employment Agreement”) with Hojabr Alimi to reflect his new role and responsibilities as Chief Executive Officer of Ruthigen, Inc. Mr. Alimi is the former Chief Executive Officer of the Company.

On January 31, 2014, the Company approved the guarantee of certain severance payments to be made to Mr. Alimi. Pursuant to the terms of the guarantee of severance, if (i) the proposed Ruthigen initial public offering does not occur, (ii) Mr. Alimi ceases to be employed by Ruthigen because Ruthigen is bankrupt or otherwise insolvent, and (iii) Ruthigen severance benefits are due to Mr. Alimi under the Employment Agreement but Ruthigen lacks the financial resources to pay same, then the Company has agreed to pay Mr. Alimi a lump sum payment of $385,000; provided that such severance payment obligation is expressly subject to the same terms and conditions as apply to Ruthigen’s payment thereof as set forth in the Employment Agreement.

All other terms of Mr. Alimi’s employment will continue as described in the Employment Agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as of December 31, 2013 and our audited consolidated financial statements for the year ended March 31, 2013 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 25, 2013.

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

Our Business

We are a global healthcare company that designs, produces, and markets prescription and non-prescription products in 31 countries. We are pioneering innovative products for the dermatology, surgical, advanced wound and tissue care, and animal healthcare markets. Our primary focus is on the commercialization of our proprietary technology platform called Microcyn® Technology. This technology is based on electrically charged oxychlorine small molecules designed to target a wide range of organisms that cause disease (pathogens). These organisms include viruses, fungi, spores and antibiotic-resistant strains of bacteria, such as methicillin-resistant Staphylococcus aureus, or MRSA, and vancomycin-resistant Enterococcus, or VRE, as well as Clostridium difficile, or C. diff, a highly contagious bacteria spread by human contact. Several Microcyn® Technology tissue care products are designed to treat infections and enhance healing while reducing the need for antibiotics. Infection is a serious potential complication in both chronic and acute wounds, and controlling infection is a critical step in wound healing.

To date, we have obtained eight approvals or clearances from the U.S. Food and Drug Administration, or FDA, that permit us to sell our Microcyn-based products as medical devices under Section 510(k) of the Federal Food, Drug and Cosmetic Act in the United States. In December 2013, we announced that we had received our latest 510(k) device clearance from the FDA for our new Microcyn® Scar Management HydroGel. The Rx product, under the supervision of a healthcare professional, is intended for the management of old and new hypertrophic and keloid scarring resulting from burns, general surgical procedures and trauma wounds. Our U.S. dermatology partner, Quinnova Pharmaceuticals, Inc., intends to commercialize this product in the first half of 2014.

We do not have the necessary regulatory approvals to market Microcyn® as a drug or as a medical device with an antimicrobial or wound healing indication in the United States. Through our wholly owned subsidiary, Ruthigen, Inc., we expect to apply to the FDA for clearance as an antimicrobial drug.

Outside the United States, our Microcyn® Technology products have a CE Mark device approval in Europe for debriding, irrigating and moistening acute and chronic wounds in comprehensive wound treatment through potential local antimicrobial effect in the wound bed and creating a moist environment. In February 2014, we announced receipt of European CE Mark device approval for our Microcyn®-based GramaDerm® Solution and GramaDerm® Hydrogel. Both products are intended for use in the topical treatment of mild to moderate acne and are designed to complement other acne treatments. In Mexico, we are approved as a drug for antiseptic and were granted a Mexican patent for the use of our novel antimicrobial surgical solution in the treatment and prevention of peritonitis. In India, our technology has a drug license for cleaning and debriding in wound management.  In China, we have obtained a medical device approval by the State Food and Drug Administration for reducing the propagation of microbes in wounds and creating a moist environment for wound healing.

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

Our goal is to become a worldwide leader as the standard of care in the treatment and irrigation of open wounds and skin care. We currently have, and intend to seek additional, regulatory clearances and approvals to market our Microcyn-based products worldwide. In July 2004, we first began selling Microdacyn60™ in Mexico after receiving approval from the Mexican Ministry of Health, for use as an antiseptic, disinfectant and sterilant. Since then, physicians and scientists in the United States, Europe, India, Pakistan, China and Mexico have conducted more than 40 clinical and scientific studies of Microcyn® Technology, generating data suggesting that the technology is non-irritating to healthy tissue, reduces microbial load, accelerates wound healing, reduces pain, shortens treatment time and may have the potential to reduce costs to healthcare providers and patients. Most of these studies were not intended to be rigorously designed or controlled clinical trials and, as such, did not have all of the controls required for clinical trials used to support a new drug application submission to the FDA, nor did the studies include blinding, randomization, predefined clinical end points, use of placebo and active control groups or U.S. Good Clinical Practice (GCP) requirements. We used the data generated from certain of these studies to support our CE Mark application with the European Union for certification of our Microcyn® Technology products for wound cleaning and reduction of microbial load in the European Economic Area. We received a Class II CE Mark in November 2004, subsequently upgraded to a Class III CE Mark in early 2013, and have also received additional international approvals in China, Canada, Mexico, India and select Latin America, Asian and Middle East countries. To date, our Microcyn-based products have received eight FDA 510(k) clearances in the United States. Many of these clearances are for use as a medical device in wound cleaning, or debridement, lubricating, moistening and dressing, including traumatic wounds and acute and chronic dermal lesions. We have also received FDA clearance for use in dermatology for management of atopic dermatitis, radiation dermatitis and hypertrophic and keloid scars.

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

We currently make Microcyn-based human advanced wound and tissue care products available, both as prescription and over-the-counter products, under our eight 510(k) clearances in the United States, primarily through a combination of partnerships with certain strategic partners. In collaboration with Advocos LLC, a specialty U.S. contract sales organization, we have commercialized a family of Microcyn® products for advanced wound care, and we have also commercialized Microcyn® products for dermatology through a partnership with Quinnova Pharmaceuticals.

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

Advanced Wound Care

In collaboration with Advocos LLC, a specialty U.S. contract sales organization, we market a family of Microcyn® products for advanced wound care sold through a contract sales force in the United States. In January 2014, we announced the introduction of two new products into our advanced wound care product line:

•	An innovative advance in hypochlorous acid hydrogel technology, Microcyn® Wound & Skin Spray HydroGel is now available in a three-ounce spray bottle formulation, allowing it to be easily and conveniently sprayed directly onto the wound site.

•	Our leading product, Microcyn® Wound & Skin Care with preservatives, which is proven and easy-to-use, is now available for the first time in a multi-use two-ounce spray bottle. The reduced bottle size allows it to be used both in the clinic, as well as economically dispensed or prescribed for patients’ at-home use.

Innovacyn has also licensed the U.S. rights to our Puracyn™ Skin and Wound Care products for human over-the-counter product sales. Most recently, Innovacyn secured consignment sales of this product into the majority of U.S. Walgreens stores.

Dermatology

On February 14, 2011, we entered into an agreement with Quinnova Pharmaceuticals, Inc. and Quinnova licensed, with a $500,000 prepayment and ongoing double-digit royalties, the U.S. and Canadian rights to our Microcyn-based dermatology atopic dermatitis hydrogel that received FDA clearance in February 2011. Future prescription dermatology products can also be licensed for additional upfront payments.  In addition, Quinnova agreed to co-promote our current prescription Microcyn-based wound care products to podiatry professionals in the United States and Canada. Quinnova has a sales force of over 35 people, selling to dermatologists and podiatrists with a complete line of dermatology products.

We currently derive a significant portion of our revenues from our dermatology products, which are sold in partnership with Quinnova. We anticipate our presence in the market to continue to grow. Quinnova launched the AtraproTM family of products formulated from our Microcyn® Technology platform in late February 2012. In partnership with Quinnova, we now market the following products:

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

Quinnova was recently acquired by Everett Laboratories, Inc. and it is expected the acquisition will allow Everett to increase and diversify its presence in the fast-growing U.S. dermatology market. At this time, we do not believe the acquisition will affect our partnership with Quinnova, and rather, expect that sales of our products will continue to grow.

We also sold the option to exclusively sell and distribute our proprietary Microcyn-based acne drug candidate to AmDerma Pharmaceuticals, LLC for a one-time non-refundable payment of $500,000. On June 23, 2011, AmDerma exercised its option to license rights to the drug candidate. On June 21, 2012, we entered into a collaboration agreement with AmDerma. Pursuant to the agreement, AmDerma is responsible for the development of a Microcyn-based acne drug candidate in the United States, including all activities required to gain regulatory approvals. AmDerma will also be responsible for all costs. Additionally, within one year of the first commercial sale by AmDerma, AmDerma shall identify at least one secondary indication that AmDerma will develop. If AmDerma declines to pursue such secondary indication, then the right to develop such secondary indication will revert back to us. We granted AmDerma an exclusive, royalty-bearing perpetual license in the United States and India, with the right to sublicense and subcontract in certain circumstances, and a right of first refusal to expand the territory of the license to include the European Union, Canada, Brazil, and Japan. We retained rights to the “rest of world.”

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

In May 2013, we obtained, in close collaboration with our global partner More Pharma, new regulatory approvals for Microcyn®-based antiseptic products, under the brand name Microdacyn®, in Panama and El Salvador. More Pharma intends to begin commercialization of these new antiseptic products in both countries in the summer of 2013, and to continue to expand product offerings of Microcyn-based products into the other countries of South and Central America, and the Caribbean in the near future. In July 2013, we were granted a Mexican patent for the use of our novel antimicrobial surgical solution in the treatment and prevention of peritonitis. The term of the patent expires in 2027 and will allow More Pharma the opportunity to pursue a new drug candidate in Latin America. More Pharma has also received regulatory approval to market our Microdacyn60® family of products in Honduras. In December 2013, More Pharma also secured regulatory approval in Mexico for our new Microcyn-based scar management hydrogel under the brand name of Epicyn™, targeting a launch date of Q3 2014.

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

In April 2013, we announced that our Singapore business partner, Dyamed Biotech Pte. Ltd, is initiating the rollout of five new Microcyn® Technology-based products in Singapore and Malaysia, both in the hospital and consumer markets. The five products, which include Dermacyn™ BabyGuard, Dermacyn DermaGuard, Dermacyn SkinGuard Solution, Dermacyn SkinGuard Hydrogel and Dermacyn Wound Care Hydrogel, will be rolled out sequentially and all products are expected to be commercialized in the near future.

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

On January 31, 2014, we entered into certain new agreements with Ruthigen. Previously, we had entered into three key agreements with Ruthigen, which established the license and supply as well as shared services with the subsidiary, and governed the terms of our relationship with Ruthigen following the completion of Ruthigen’s intended initial public offering. Each of these agreements (the “Ancillary Agreements”) was entered into in the overall context of Ruthigen’s separation from us (the “Separation”). The effective date for all three agreements is the closing date of Ruthigen’s intended initial public offering, if any should occur.

Funding Agreement

Due to certain changes to the terms of Ruthigen’s intended initial public offering that have occurred as well as any additional changes that may occur, we entered into a new financing agreement with Ruthigen to govern the terms of certain additional financing to be provided to Ruthigen by us, pending the Separation, subject to the terms and conditions set forth in the agreement.

We agreed to continue to fund Ruthigen for a total of up to $760,000 to allow Ruthigen to proceed with its intended initial public offering. The parties agreed that we have no further obligation to fund operations of Ruthigen beyond the amounts detailed in a budget to be mutually agreed upon by the parties in connection with the execution of the funding agreement and such amounts shall not exceed $760,000. Furthermore, any funds provided by us to Ruthigen pursuant to the funding agreement will be repaid to us by Ruthigen at the time of the closing of the Ruthigen initial public offering. We may, in its sole discretion, extend additional funds to Ruthigen, but we have no obligation to do so. The funding agreement also requires resignation of all Ruthigen board of director members from our board of directors at the time Ruthigen’s initial public offering is completed; and prior to that, the resignation of one Ruthigen board of director member at the time Ruthigen files an amended Registration Statement on Form S-1 with the SEC.

License and Supply Agreement

Pursuant to the license and supply agreement, we agreed to exclusively license certain of our proprietary technology to Ruthigen to enable Ruthigen’s research and development and commercialization of the newly discovered RUT58-60, and any improvements to it, in the United States, Canada, European Union and Japan, referred to as the Territory, for certain invasive procedures in human treatment as defined in the license and supply agreement. On October 9, 2013, we entered into Amendment No. 1 to the license and supply agreement, which amended the second milestone event set forth in Section 7.1 of the license and supply agreement. On November 6, 2013, we entered into Amendment No. 2 to the license and supply agreement with Ruthigen to further amend the certain milestone events set forth in Section 7.1 of the license and supply agreement and to amend the terms of the manufacturing equipment purchases set forth in Section 6.13 of the license and supply agreement. On January 31, 2014, we entered into Amendment No. 3 to the license and supply agreement with Ruthigen to further amend certain milestone events and the terms of the manufacturing equipment purchases, and to remove sections of the license and supply agreement which related to an exclusive option granted by us to Ruthigen to expand the terms of the license and agreement to dermatologic uses. All other terms and conditions of the license and supply agreement remain unmodified and in full force and effect.

Under the terms of the license and supply agreement, we will be prohibited from using the licensed proprietary technology to sell products that compete with Ruthigen’s products within the Territory, and Ruthigen cannot sell any device or product that competes with our products being sold or developed as of the effective date of the license and supply agreement.

Ruthigen will be required to make a total of $8,000,000 in milestone payments to us for the first product only, as follows: upon completion of last patient enrollment in Ruthigen’s Phase 1/2 clinical study; upon completion of last patient enrollment in Ruthigen's first pivotal clinical study; upon completion of Ruthigen’s first meeting with the U.S. Food and Drug Administration (“FDA”) following completion of Ruthigen’s first pivotal clinical trial; and upon first patient enrollment in Ruthigen’s second pivotal clinical trial. In addition, as further consideration under the agreement, Ruthigen will be required to make royalty payments to us based on Ruthigen’s annual net sales of the product from the date of first commercial sale to the date that Ruthigen ceases to commercialize the product, which percentage royalty rate will vary between 3% and 20% and will increase based on various net sales thresholds and will differ depending on the country in which the sales are made.

Shared Services Agreement

We also entered into a shared services agreement with Ruthigen that would take effect upon the completion of Ruthigen’s proposed initial public offering, if any should occur, pursuant to which we will provide Ruthigen with general services, including general accounting, human resources, laboratory personnel and shared R&D resources while Ruthigen plans to establish an independent facility and systems. As a wholly owned subsidiary of our Company, Ruthigen will be financed by us until the completion of the proposed initial public offering, if any should occur, and after such event, Ruthigen would become responsible for its own expenses. On January 31, 2014, we entered into Amendment No. 1 to the shared services agreement with Ruthigen to amend the terms of certain standard activities we shall provide Ruthigen and the terms related to access to our facilities. All other terms and conditions of the shared services agreement remain unmodified and in full force and effect.

Separation Agreement

Effectiveness and Term – On August 2, 2013, we entered into a separation agreement with Ruthigen that contains key provisions relating to our ongoing relationship with Ruthigen, and more specifically governs our relationship with Ruthigen following the completion of Ruthigen’s intended initial public offering. On January 31, 2014, we amended the separation agreement.

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

Expense Allocation and Reimbursement – We amended the terms of the prior separation agreement such that the terms of the funding agreement shall control the methodology for the allocation of the operational and offering related expenses incurred prior to and in connection with Ruthigen’s intended initial public offering for which Ruthigen is required to reimburse us.

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

Registration Rights – The separation agreement provides us with certain “piggy back” registration rights if Ruthigen proposes to publicly register any of its common stock following the completion of Ruthigen’s intended initial public offering, subject to certain conditions and limitations. The inclusion of the Ruthigen shares we own in such registration will be subject to the same terms that Ruthigen offers its own securities in such offering and our registration rights will never be never be more than 30% of the value of all securities to be registered in such offering. In addition, following transfers by us of the Ruthigen shares, we have certain demand registration rights requiring Ruthigen to register all of the Ruthigen shares we have transferred. In addition, as described under “Marketing and Transfer Restrictions” above, if, following a minimum of 41.5 months following the closing of Ruthigen’s intended initial public offering have lapsed under the separation agreement and we have not consummated transfers of the Ruthigen shares we own resulting in at least $3.8 million in net proceeds to us, then we have a one-time transfer and registration right that requires Ruthigen, subject to certain conditions and limitations, to register the difference between $3.8 million and the Ruthigen shares transferred by us pursuant to the separation agreement as of the time we elect to exercise our one-time right.

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

NVN Therapeutics

We established a nutritional products division in the beginning of 2012 to expand our product pipeline. NVN Therapeutics is based in Sacramento, California. This division was originally intended to develop and manufacture medical foods with a primary focus on the women’s healthcare market. However, as a result of recently revised FDA guidance regarding medical foods, we have ceased production of medical foods and we are redirecting its efforts into the development and manufacture of dietary supplements for this same women’s healthcare market.

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

Comparison of Three Months Ended December 31, 2013 and 2012

Revenues

Total revenues were $3,293,000 for the three months ended December 31, 2013, as compared to revenues of $3,540,000 for the same period in the prior year. Product revenues were down 8% for the three months ended December 31, 2013 as compared to the same period in the prior year, with decreases in sales in the United States, Mexico and China, partially offset by increases in sales in Europe, Middle East and Singapore.

Product revenue in the United States for the three months ended December 31, 2013 was down 19% for the three months ended December 31, 2013, as compared to the same period in the prior year, with lower reported sales of animal healthcare and dermatology products, partially offset by increases in sales of wound care and human OTC products. We recorded revenue in the amount of $652,000 from our animal healthcare partner Innovacyn for the three months ended December 31, 2013, which represented a 26% decrease in revenue as compared to the same period in the prior year. The fluctuation of sales of our animal healthcare products makes it difficult to compare the sales as volumes vary quarter to quarter.

Revenue in Mexico for the three months ended December 31, 2013 decreased $119,000, or 9%, when compared to the same period in the prior year as a result of the lower sales of our gel product. Also, sales were higher for the same period in the prior year due to our entry into the August 2012 transaction with More Pharma. At that time, More Pharma was launching our products and the recognition of those sales was deferred prior to the close of the More Pharma transaction and recognized on the sell-through basis during the three months ended December 31, 2012. During the three months ended December 31, 2013 and 2012, we also recognized an amount of $379,000 related to the amortization of upfront license fees paid by More Pharma.

Revenue in Europe and “Rest of World” for the three months ended December 31, 2013 increased $163,000, or 47%, as compared to the same period in the prior year, with increases in sales in Europe, Middle East and Singapore, partially offset by a decrease in sales in China.

The following table shows our product revenues by geographic region:

	Three Months Ended December 31,
	2013	2012	$ Change	% Change
United States	$1,331,000	$1,653,000	$(322,000)	(19)%
Mexico	1,237,000	1,356,000	(119,000)	(9)%
Europe and Rest of World	511,000	348,000	163,000	47%
Total	$3,079,000	$3,357,000	$(278,000)	(8)%

Licensing revenues were $629,000 and $702,000 for the three months ended December 31, 2013 and 2012, respectively. These amounts are included in our calculation of product revenues and are reflected in the table above under the respective geographic region where such licensing revenues were earned.

Service revenues increased $31,000 for the three months ended December 31, 2013 when compared to the same period in the prior year due to an increase in the number of tests provided by our services business.

Gross Profit

We reported gross profit related to our products of $2,056,000 or 67% of product revenues, during the three months ended December 31, 2013, compared to a gross profit of $2,451,000, or 73% of product revenues, for the same period in the prior year. Licensing revenues are included in our calculation of product revenues and gross profit for the quarters ended December 31, 2013 and 2012. Gross margins for the three months ended December 31, 2013 were down due to the decline of margins in Mexico which were caused by lower unit volume and deferred sales in 2012, partially offset by higher gross margins in Europe.

Research and Development Expense

Research and development increased $266,000 to $775,000 for the three months ended December 31, 2013, as compared to $509,000 for the same period in the prior year, due to $395,000 of expenses incurred by our wholly owned subsidiary, Ruthigen, for mostly preclinical studies costs.

We expect that our research and development expense will decrease over the next few quarters as we expect expenses related to Ruthigen to decrease.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $238,000, or 9%, to $2,880,000 during the three months ended December 31, 2013, as compared to $2,642,000 for the same period in the prior year. The increase for the three months ended December 31, 2013 was primarily due to an increase in expenses related to Ruthigen of $263,000.

We expect selling, general and administrative expenses to decrease in the next period as we expect expenses related to Ruthigen to decrease.

Interest Expense and Interest Income

Interest expense increased $343,000 during the three months ended December 31, 2013 to $618,000, as compared to $275,000 for the same period in the prior year. The cash and non-cash interest is primarily related to borrowings from Venture Lending & Leasing V, LLC and Venture Lending & Leasing VI, LLC (collectively referred to as “VLL”). As of December 16, 2013, the outstanding debt and future interest payments due to VLL were settled in full as a result of VLL liquidating common stock issued pursuant to the terms of a stock purchase agreement we entered into with the entities on October 30, 2012. Non-cash interest increased $411,000 for the three months ended December 31, 2013 due to the settlement of $94,000 of future interest payments and the recognition of $475,000 of non-cash interest related to the amortization of the discount on notes payable. Cash-related interest decreased $68,000 for the three months ended December 31, 2013, primarily due to the reduction of our overall debt balance. Interest income for the three months ended December 31, 2013 showed no material change as compared to the same period in the prior year.

Other Expense, Net

Other expense, net increased $4,000 to $14,000 for the three months ended December 31, 2013, as compared to other expense, net of $10,000 for the same period in the prior year. The change in other expense, net for the three months ended December 31, 2013 was primarily related to foreign exchange gains and losses.

Fair Value of Common Stock Issued with Stock Purchase Agreement

During the three months ended December 31, 2013, we recorded a gain of $1,567,000 on the fair value of common stock issued pursuant to the terms of a stock purchase agreement we entered into with VLL on October 30, 2012 for the issuance to the entities of shares of our common stock having an initial aggregate fair value equal to $3,500,000. This gain was attributed to an increase in our stock price from September 30, 2013 to the value on the closing of the sale of the shares of common stock by VLL on December 4, 2013.

Net Loss

Net loss for the three months ended December 31, 2013 was $611,000, a decrease of $1,301,000, as compared to net loss of $1,912,000 for the same period in the prior year.

Comparison of Nine Months Ended December 31, 2013 and 2012

Revenues

Total revenues were $10,754,000 for the nine months ended December 31, 2013, as compared to revenues of $12,117,000 for the same period in the prior year. Product revenues were down 12% for the nine months ended December 31, 2013 as compared to the same period in the prior year, with decreases in sales in the United States, Mexico and China, partially offset by increases in sales in Europe, Middle East, India and Singapore.

Product revenue in the United States for the nine months ended December 31, 2013 decreased $1,032,000, or 18%, as compared to the same period in the prior year due to a decline in sales of animal healthcare products and other markets. We recorded revenue from our animal healthcare partner Innovacyn in the amounts of $2,682,000 and $3,248,000 for the nine months ended December 31, 2013 and 2012, respectively. The decline in revenue for the nine months ended December 31, 2013 attributed to other product sales was partially due to the discontinuation of our partnerships with Union Springs and Onset Pharmaceuticals and the related loss of sales.

Revenue in Mexico for the nine months ended December 31, 2013 decreased $583,000, or 13%, when compared to the same period in the prior year. The decrease for the nine months ended December 31, 2013 was a result of our August 2012 transaction with More Pharma. The impact of the transaction resulted in increased sales for the nine months ended December 31, 2012 to existing customers prior to the close of the transaction, as well as sales to More Pharma and such sales were not replicated in the nine months ended December 31, 2013. For the nine months ended December 31, 2012, the higher unit volume growth of 13% and the recognition of $1,131,000 related to the amortization of upfront fees paid by More Pharma was more than offset by about a 37% reduction in the average overall sales price per unit. Also, due to the transfer of the sales function in Mexico to More Pharma, our related operating expenses in Mexico for the nine months ended December 31, 2013 were $1,015,000 lower than we incurred for the same period in the prior year.

Revenue in Europe and “Rest of World” for the nine months ended December 31, 2013 increased $264,000, or 21%, as compared to the same period in the prior year, with increases in sales in Europe, Middle East, India, and Singapore, partially offset by a decrease in sales in China.

The following table shows our product revenues by geographic region:

	Nine Months Ended December 31,
	2013	2012	$ Change	% Change
United States	$4,552,000	$5,584,000	$(1,032,000)	(18)%
Mexico	4,013,000	4,596,000	(583,000)	(13)%
Europe and Rest of World	1,521,000	1,257,000	264,000	21%
Total	$10,086,000	$11,437,000	$(1,351,000)	(12)%

Licensing revenues were $1,459,000 and $1,125,000 for the nine months ended December 31, 2013 and 2012, respectively. These amounts are included in our calculation of product revenues and are reflected in the table above under the respective geographic region where such licensing revenues were earned.

Service revenues decreased $12,000 for the nine months ended December 31, 2013 when compared to the same period in the prior year due to a decrease in the number of tests provided by our services business.

Gross Profit

We reported gross profit related to our Microcyn® products of $6,839,000 or 68% of product revenues, during the nine months ended December 31, 2013, as compared to a gross profit of $8,451,000, or 74% of product revenues, for the same period in the prior year. Licensing revenues are included in our calculation of product revenues and gross profit for the nine months ended December 31, 2013 and 2012. Gross margins for the nine months ended December 31, 2013 were down due to the decline of margins in Mexico related to the More Pharma transaction, partially offset by higher gross margins in the United States and Europe.

Research and Development Expense

Research and development increased $611,000 to $2,165,000 for the nine months ended December 31, 2013, as compared to $1,554,000 for the same period in the prior year, with $1,064,000 of expenses incurred by our wholly owned subsidiary, Ruthigen.

We expect that our research and development expense will decrease over the next few quarters as we expect expenses related to Ruthigen to decrease.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased $201,000, or 2%, to $8,792,000 during the nine months ended December 31, 2013, as compared to $8,993,000 for the same period in the prior year. The decrease for the nine months ended December 31, 2013 was primarily due to a reduction in selling expenses in Mexico of $1,042,000 and $200,000 in stock compensation charges, partially offset by higher costs of $1,064,000 incurred related to Ruthigen.

We expect selling, general and administrative expenses to decrease in the next period as we expect expenses related to Ruthigen to decrease.

Interest Expense and Interest Income

Interest expense increased $213,000 during the nine months ended December 31, 2013 to $1,056,000, as compared to $843,000 for the same period in the prior year. The cash and non-cash interest is primarily related to borrowings from VLL. As of December 16, 2013, the outstanding debt and future interest payments due to VLL was settled in full as a result of VLL liquidating common stock issued pursuant to the terms of a stock purchase agreement we entered into with the entities on October 30, 2012. Non-cash interest increased $402,000 due to the settlement of $94,000 of future interest payments and the recognition of $475,000 of non-cash interest related to the amortization of the discount on notes payable offset by lower non-cash interest recorded during the nine months ended December 31, 2013 due to the maturity of two of the VLL notes during the period. Cash-related interest decreased $189,000 for the nine months ended December 31, 2013, primarily due to the maturity of two of the VLL notes during the period. Interest income for the nine months ended December 31, 2013 showed no material change as compared to the same period in the prior year.

Other Expense, Net

Other income, net increased $25,000 to $81,000 for the nine months ended December 31, 2013, as compared to other expense, net of $56,000 for the same period in the prior year. The change in other expense, net for the nine months ended December 31, 2013 was primarily due to foreign exchange gains and losses and tax expenses.

Fair Value of Common Stock Issued with Stock Purchase Agreement

During the nine months ended December 31, 2013, we recorded a gain of $1,357,000 on the fair value of common stock issued pursuant to the terms of a stock purchase agreement we entered into with VLL on October 30, 2012 for the issuance to the entities of shares of our common stock having an initial aggregate fair market value equal to $3,500,000. This gain was attributed to an increase in our stock price from March 31, 2013 to the value on the closing of the sale of the shares of common stock by VLL on December 4, 2013.

Net Loss

Net loss for the nine months ended December 31, 2013 was $3,722,000, as compared to net loss of $2,986,000 for the same period in the prior year.

Liquidity and Capital Resources

We reported a net loss of $3,722,000 for the nine months ended December 31, 2013. At December 31, 2013, our accumulated deficit amounted to $141,467,000. We had working capital of $2,573,000 as of December 31, 2013. We expect the need to raise additional capital from external sources in order to continue the longer term efforts contemplated under our business plan. We expect to continue incurring losses for the foreseeable future and may need to raise additional capital to pursue our product development initiatives, to penetrate markets for the sale of our products and continue as a going concern. We cannot provide any assurances that we will be able to raise additional capital. Our management believes that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means, if needed; however, we have not secured any commitment for new financing at this time, nor can we provide any assurance that the Ruthigen initial public offering will be completed or that other new financings will be available on commercially acceptable terms, if needed.

Sources of Liquidity

As of December 31, 2013, we had cash and cash equivalents of $3,437,000. Since our inception, substantially all of our operations have been financed through sales of equity securities. Other sources of financing that we have used to date include our revenues, as well as various loans.

Since January 1, 2012, substantially all of our operations have been financed through the following transactions:

•	proceeds of $195,000 received from the exercise of common stock purchase warrants and options;

•	proceeds of $2,500,000 received from the issuance of a debt instrument in the year ended March 31, 2012;

•	net proceeds of $1,894,000 received from a registered direct offering on December 28, 2011;

•	net proceeds of $2,797,000 received from a registered direct offering on April 22, 2012;

•	net proceeds of $3,052,000 received from an underwritten offering on March 12, 2013; and

•	net proceeds of $2,002,000 received from a registered direct offering on December 9, 2013.

Cash Flows

As of December 31, 2013, we had cash and cash equivalents of $3,437,000, compared to $7,900,000 at March 31, 2013.

Net cash used in operating activities during the nine months ended December 31, 2013 was $3,401,000, primarily due to our net loss of $3,722,000, offset by $835,000 in accounts payable and $908,000 in accounts receivable for the period. Additionally, we had non-cash transactions during the nine months ended December 31, 2013, including: $1,114,000 of stock-based compensation expenses; a $1,357,000 gain on the fair value adjustment of common stock issued to VLL in connection with the stock purchase agreement dated October 30, 2012; and non-cash interest of $863,000.

Net cash provided by operating activities during the nine months ended December 31, 2012 was $2,194,000 primarily due to the receipt of a $5,100,000 upfront payment from More Pharma offset by our net loss of $2,986,000 for the period. Additionally, we had non-cash transactions during the nine months ended December 31, 2012, including: $1,397,000 of stock-based compensation expenses; a $766,000 gain on the fair value adjustment of our derivative liabilities; an $864,000 loss on the fair value adjustment of common stock issued in connection with the stock purchase agreement dated October 30, 2012; and non-cash interest of $461,000.

Net cash used in investing activities was $428,000 for the nine months ended December 31, 2013, primarily due to $470,000 related to equipment purchases.

Net cash used in investing activities was $254,000 for the nine months ended December 31, 2012, consisting of $128,000 related to equipment purchases and $126,000 related to long-term deposits.

Net cash used in financing activities was $605,000 for the nine months ended December 31, 2013, consisting of net proceeds received from our December 2013 registered direct offering offset by principal payments on debt in the amount of $1,524,000 and $1,116,000 of deferred offering costs related to the intended initial public offering of our subsidiary, Ruthigen, Inc.

Net cash provided by financing activities was $1,305,000 for the nine months ended December 31, 2012. During the period ended December 31, 2012, we received net proceeds from our April 2012 registered direct offering of common and preferred stock of $2,797,000. The offering proceeds were offset by principal payments on the debt in the amount of $1,508,000. We also received $16,000 in connection with the exercise of stock options.

Operating Capital and Capital Expenditure Requirements

We reported a net loss of $3,722,000 for the nine months ended December 31, 2013. At December 31, 2013, our accumulated deficit amounted to $141,467,000, and at March 31, 2013, our accumulated deficit amounted to $137,745,000. At December 31, 2013, our working capital amounted to $2,573,000.

We expect the need to raise additional capital from external sources in order to continue the longer term efforts contemplated under our business plan. We expect to continue incurring losses for the foreseeable future and may need to raise additional capital to pursue our product development initiatives and to penetrate markets for the sale of our products. If the closing of the intended initial public offering by our subsidiary, Ruthigen, Inc. occurs, we will be repaid for certain costs incurred and advanced related to Ruthigen’s intended initial public offering and certain other agreed-upon expenses, pursuant to the terms of the funding agreement we entered into with Ruthigen. At December 31, 2013, these costs amounted to $1,347,000, of which $1,160,000 is reported as deferred offering costs in the accompanying condensed consolidated balance sheet and $187,000 was reported as selling, general and administrative expense.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective at the reasonable assurance level for the quarter ended December 31, 2013.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As previously announced, on November 22, 2013, we received a letter from the Listing Qualifications staff of The Nasdaq Stock Market LLC (“Nasdaq”), notifying us that we were not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires us to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing on the Nasdaq Capital Market. As of September 30, 2013, we had stockholders’ equity of $1,550,000, as reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed by us with the Securities and Exchange Commission on November 19, 2013. The letter also noted that, as of November 21, 2013, we did not meet the compliance alternative requirement of market value of listed securities under Listing Rule 5550(b)(2), or the compliance alternative requirement of net income from continuing operations under Listing Rule 5550(b)(3).

On December 9, 2013, we announced two transactions that increased our stockholders’ equity. We closed on a registered direct offering of 550,000 shares of common stock at $4.00 per share, with no warrant coverage, yielding gross proceeds of $2.2 million. This transaction resulted in an increase to our stockholders’ equity of $2 million.

The second transaction involved the sale of 617,285 shares of our common stock by our lenders, Venture Lending and Leasing V, LLC and Venture Lending and Leasing VI, LLC (collectively with Venture Lending and Leasing V, LLC, “VLL”). On October 30, 2012, we entered into a stock purchase agreement with VLL for the issuance of shares of common stock having an aggregate fair market value equal to $3,500,000 and subsequently issued an aggregate of 617,285 shares to VLL. The use of proceeds from the sale of the shares pursuant to the stock purchase agreement was intended to be used to eliminate our put warrants liabilities under certain warrants held by VLL and to eliminate or reduce outstanding debt payments owed by us under certain loans outstanding with VLL. As of December 16, 2013, VLL sold all of its shares of our stock acquired in the October 2012 transaction at an average price of about $5.35 per share. The net proceeds of the shares will be applied to the put warrant liabilities of those certain warrants held by VLL, and will also prepay the remaining balance of principal and interest owed by us under those certain loan agreements with VLL. The net result of this transaction is intended to increase our stockholders’ equity by $1 million.

As of December 31, 2013, we had stockholders’ equity of $3,397,000, as reported in this Quarterly Report.

If we are not able to maintain compliance with the continued listing standards as set forth in the Nasdaq Listing Rules for Nasdaq Capital Market companies, our common stock will be delisted from The Nasdaq Capital Market and an associated decrease in liquidity in the market for our common stock may occur. In addition, the delisting of our common stock could materially adversely affect our access to the capital markets, and any limitation on liquidity or reduction in the price of our common stock could materially adversely affect our ability to raise capital on terms acceptable to us or at all. Delisting from The Nasdaq Capital Market could also result in the potential loss of confidence by our business partners and suppliers, the loss of institutional investor interest and fewer business development opportunities.

If the intended initial public offering by our subsidiary, Ruthigen, Inc. is not successful, then we will not be repaid certain deferred offerings costs advanced to Ruthigen, which may be substantial.

Pursuant to the terms of the funding agreement we entered into with our subsidiary, Ruthigen, Inc., upon the closing of the intended initial public offering by Ruthigen, we will be repaid for certain costs incurred and advanced related to Ruthigen’s initial public offering and certain other agreed-upon expenses. At December 31, 2013, these costs, which we expect to be repaid, amounted to $1,347,000, of which $1,160,000 is reported as deferred offering costs in our accompanying condensed consolidated balance sheet and $187,000 is reported as selling, general and administrative expense. Ruthigen’s intended initial public offering may be delayed or may not occur at all. In such case, we may not be reimbursed for such costs and expenses. In the event such reimbursement is delayed or never occurs, we will not receive cash that might have otherwise been deployed to grow our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On November 22, 2013, we issued 10,000 shares of common stock to Worldwide Financial Marketing, Inc. as compensation for services provided, and such shares were valued at $23,000.

On December 16, 2013, we issued 27,173 shares of common stock to Advocos, LLC as compensation for services provided, and such shares were valued at $74,000.

We relied on the Section 4(a)(2) exemption from securities registration under the federal securities laws for transactions not involving any public offering. No advertising or general solicitation was employed in offering the securities. The securities were issued to accredited investors. The securities were offered for investment purposes only and not for the purpose of resale or distribution, and the transfers thereof was appropriately restricted by us.

Item 3.	Default Upon Senior Securities

We did not default upon any senior securities during the quarter ended December 31, 2013.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Guarantee of Severance for Hojabr Alimi

On March 21, 2013, our subsidiary, Ruthigen, Inc., entered into an employment agreement with an effective date of February 4, 2013 (the “Employment Agreement”) with Hojabr Alimi to reflect his new role and responsibilities as Chief Executive Officer of Ruthigen, Inc. Mr. Alimi is our former Chief Executive Officer.

On January 31, 2014, we approved the guarantee of certain severance payments to be made to Mr. Alimi. Pursuant to the terms of the guarantee of severance, if (i) the proposed Ruthigen initial public offering does not occur, (ii) Mr. Alimi ceases to be employed by Ruthigen because Ruthigen is bankrupt or otherwise insolvent, and (iii) Ruthigen severance benefits are due to Mr. Alimi under the Employment Agreement but Ruthigen lacks the financial resources to pay same, then we have agreed to pay Mr. Alimi a lump sum payment of $385,000; provided that such severance payment obligation is expressly subject to the same terms and conditions as apply to Ruthigen’s payment thereof as set forth in the Employment Agreement.

All other terms of Mr. Alimi’s employment will continue as described in the Employment Agreement.

Item 6.	Exhibits

Exhibit Index

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc. (included as Exhibit 3.1(i) of the Company’s Annual Report on Form 10-K filed June 20, 2007, and incorporated herein by reference).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc. (included as Exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 21, 2008, and incorporated herein by reference).

3.3	Amended and Restated Bylaws, as Amended of Oculus Innovative Sciences, Inc., effective November 3, 2010 (included as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2010, and incorporated herein by reference).

3.4	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 22, 2013, and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (included as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

4.2	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

4.3	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

4.4	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.11 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

4.5	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.12 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

4.6	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 13, 2007, and incorporated herein by reference).

4.7	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 28, 2008, and incorporated herein by reference).

4.8	Form of Common Stock Purchase Warrant for April 2009 offering (included as Exhibit 4.15 to the Company’s Registration Statement on Form S-1 (File No. 333-158539) filed on April 10, 2009 and declared effective on July 24, 2009, and incorporated herein by reference).

4.9	Warrant issued to Dayl Crow, dated March 4, 2009 (included as Exhibit 4.16 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).

4.10	Form of Common Stock Purchase Warrant for July 2009 offering (included as Exhibit 4.15 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), filed on July 9, 2009 and declared effective on July 24, 2009, and incorporated herein by reference)

4.11	Form of Common Stock Purchase Warrant for April 2012 offering (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).

4.12	Certificate of Designation of Preferences, Rights and Limitations of Series A 0% Convertible Preferred Stock, filed with the Delaware Secretary of State on April 24, 2012 (included as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed April 25, 2012, and incorporated herein by reference).

4.13	Form of Underwriters Warrant to be issued to the Underwriters in connection with the March 2013 Offering (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 7, 2013, and incorporated herein by reference).

4.14*	Warrant issued to Dawson James Securities, Inc., dated December 9, 2013.

10.1	Form of Indemnification Agreement between Oculus Innovative Sciences, Inc. and its officers and directors (included as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

10.2	Amended and Restated Oculus Innovative Sciences, Inc. 2006 Stock Incentive Plan (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 2, 2007, and incorporated herein by reference).

10.3	Office Lease Agreement, dated October 26, 1999, between Oculus Innovative Sciences, Inc. and RNM Lakeville, L.P. (included as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

10.4	Amendment No. 1 to Office Lease Agreement, dated September 15, 2000, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

10.5	Amendment No. 2 to Office Lease Agreement, dated July 29, 2005, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

10.6	Amendment No. 3 to Office Lease Agreement, dated August 23, 2006, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

10.7	Amendment No. 4 to Office Lease Agreement, dated September 13, 2007, by and between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).

10.8	Office Lease Agreement, dated May 18, 2006, between Oculus Technologies of Mexico, S.A. de C.V. and Antonio Sergio Arturo Fernandez Valenzuela (translated from Spanish) (included as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

10.9	Office Lease Agreement, dated July 2003, between Oculus Innovative Sciences, B.V. and Artikona Holding B.V. (translated from Dutch) (included as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

10.10	Amendment to Office Lease Agreement, effective February 15, 2008, by and between Oculus Innovative Sciences Netherlands B.V. and Artikona Holding B.V. (translated from Dutch) (included as Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).

10.11	Form of Director Agreement (included as Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

10.12	Framework Agreement, dated June 16, 2005, by and among Javier Orozco Gutierrez, Quimica Pasteur, S de R.L., Jorge Paulino Hermosillo Martin, Oculus Innovative Sciences, Inc. and Oculus Technologies de Mexico, S.A. de C.V. (included as Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

10.13	Mercantile Consignment Agreement, dated June 16, 2005, between Oculus Technologies de Mexico, S.A. de C.V., Quimica Pasteur, S de R.L. and Francisco Javier Orozco Gutierrez (included as Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

10.14	Partnership Interest Purchase Option Agreement, dated June 16, 2005, by and between Oculus Innovative Sciences, Inc. and Javier Orozco Gutierrez (included as Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

10.15	Termination of Oculus Innovative Sciences, Inc. and Oculus Technologies de Mexico, S.A. de C.V.’s Agreements with Quimica Pasteur, S de R.L. by Jorge Paulino Hermosillo Martin (translated from Spanish) (included as Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

10.16	Termination of Oculus Innovative Sciences, Inc. and Oculus Technologies de Mexico, S.A. de C.V.’s Agreements with Quimica Pasteur, S de R.L. by Francisco Javier Orozco Gutierrez (translated from Spanish) (included as Exhibit 10.29 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

10.17	Purchase Agreement by and between Oculus Innovative Sciences, Inc. and Robert Burlingame, dated January 26, 2009 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 29, 2009, and incorporated herein by reference).

10.18	Revenue Sharing Distribution Agreement by and between Oculus Innovative Sciences, Inc. and VetCure, Inc., dated January 26, 2009 (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 29, 2009, and incorporated herein by reference).

10.19	Purchase Agreement by and between Oculus Innovative Sciences, Inc. and accredited investors, dated February 6, 2009 (refiled as Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2010, and incorporated herein by reference).

10.20	Purchase Agreement by and between Oculus Innovative Sciences, Inc., Robert Burlingame and Seamus Burlingame, dated February 24, 2009 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 27, 2009, and incorporated herein by reference).

10.21	Amendment No. 1 to Revenue Sharing Distribution Agreement by and between Oculus Innovative Sciences, Inc. and VetCure, Inc., dated February 24, 2009 (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed February 27, 2009, and incorporated herein by reference).

10.22	Microcyn U.S. Commercial Launch Agreement by and between Oculus Innovative Sciences, Inc. and Advocos, dated April 24, 2009 (included as Exhibit 10.53 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).

10.23	Amendment No. 5 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and RNM Lakeville, LLC, dated May 18, 2009 (included as Exhibit 10.54 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).

10.24	Loan and Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, Inc., dated May 1, 2010 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 6, 2010, and incorporated herein by reference).

10.25	Supplement to the Loan and Security Agreement between Oculus Innovative Sciences, Inc., and Venture Lending & Leasing V, Inc., dated May 1, 2010 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 6, 2010, and incorporated herein by reference).

10.26†	Amendment No. 2 to Revenue Sharing, Partnership and Distribution Agreement between Oculus Innovative Sciences, Inc. and Vetericyn, Inc., dated July 24, 2009 (refiled as Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended December 31, 2010 filed April 29, 2011, and incorporated herein by reference).

10.27†	Amendment No. 3 to Revenue Sharing, Partnership and Distribution Agreement between Oculus Innovative Sciences, Inc. and Vetericyn, Inc., dated June 1, 2010 (refiled as Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2010 filed April 29, 2011, and incorporated herein by reference).

10.28†	Amendment No. 1 to Exhibit A to the Revenue Sharing Distribution Agreement and to the Revenue Sharing, Partnership and Distribution Agreement as Revised and Amended, June 1, 2010, dated September 1, 2010 (included as Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2010, and incorporated herein by reference).

10.29†	Distribution Agreement between Oculus Innovative Sciences, Inc. and Tianjin Ascent Import and Export Company, Ltd., dated January 28, 2011 (included as Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q filed February 4, 2011, and incorporated herein by reference).

10.30†	Exclusive Sales and Distribution Agreement between Oculus Innovative Sciences, Inc. and Quinnova Pharmaceuticals, Inc., dated February 14, 2011 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 18, 2011, and incorporated herein by reference).

10.31†	Exclusive Co-Promotion Agreement between Oculus Innovative Sciences, Inc. and Quinnova Pharmaceuticals, Inc., dated February 14, 2011 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 18, 2011, and incorporated herein by reference).

10.32	Product Option Agreement between Oculus Innovative Sciences, Inc. and AmDerma Pharmaceuticals, LLC, dated February 14, 2011 (included as Exhibit 10.3 to the Company's Current Report on Form 8-K filed February 18, 2011, and incorporated herein by reference).

10.33	Amendment No. 6 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and RNM Lakeville, L.P., dated April 26, 2011 (included as Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed June 3, 2011, and incorporated herein by reference).

10.34	Loan and Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing VI, Inc., dated June 29, 2011 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).

10.35	Supplement to the Loan and Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing VI, Inc., dated June 29, 2011 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).

10.36	Amendment No. 1 to the Loan and Security Agreement and Supplement to the Loan and Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, Inc., dated June 29, 2011 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).

10.37	Intellectual Property Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing VI, Inc., dated June 29, 2011 (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).

10.38†	Distribution Agreement between Oculus Innovative Sciences, Inc. and Shanghai Sunvic Technology Co. Ltd., dated June 26, 2011 (included as Exhibit 10.58 to the Company’s Quarterly Report on Form 10-Q filed August 4, 2011 and incorporated herein by reference).

10.39	Oculus Innovative Sciences, Inc. 2011 Stock Incentive Plan (included as Exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2011, and incorporated herein by reference).

10.40	Securities Purchase Agreement by and between Oculus Innovative Sciences, Inc. and the Purchasers, dated April 22, 2012 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 25, 2012, and incorporated herein by reference).

10.41†	Patent License Agreement-Exclusive between Oculus Innovative Sciences, Inc. and agencies of the United States Public Health Service within the Department of Health and Human Services, dated August 22, 2011 (included as Exhibit 10.60 to the Company’s Quarterly Report on Form 10-Q filed November 3, 2011, and incorporated herein by reference).

10.42†	Collaboration Agreement between Oculus Innovative Sciences, Inc. and AmDerma Pharmaceuticals, LLC, dated June 21, 2012 (included as Exhibit 10.53 to the Company’s Quarterly Report on Form 10-Q filed August 3, 2012 and incorporated herein by reference).

10.43†	License, Exclusive Distribution and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Oculus Technologies of Mexico, S.A. de C.V., and, More Pharma Corporation, S. de R.L. de C.V., dated August 9, 2012 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 15, 2012, and incorporated herein by reference).

10.44†	Exclusive Distribution and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Oculus Technologies of Mexico, S.A. de C.V., and, More Pharma Corporation, S. de R.L. de C.V., dated August 9, 2012 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 15, 2012, and incorporated herein by reference).

10.45	Lease by and between Oculus Innovative Sciences, Inc. and KCKMC Properties, LLP for the property located at 3045 65th Street, Suite 13, Sacramento, CA 95820, dated October 31, 2011 (included as Exhibit 10.56 to the Company’s Quarterly Report on Form 10-Q filed November 8, 2012, and incorporated herein by reference).

10.46	Amendment to Lease dated August 30, 2012 by and between Oculus Innovative Sciences, Inc. and KCKMC Properties, LLC for the property located at 3045 65th Street, Suite 13, Sacramento, CA 95820, dated September 6, 2012 (included as Exhibit 10.57 to the Company’s Quarterly Report on Form 10-Q filed November 8, 2012, and incorporated herein by reference).

10.47	Amendment No. 7 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and 1125-1137 North McDowell, LLC, dated October 10, 2012 (included as Exhibit 10.58 to the Company’s Quarterly Report on Form 10-Q filed November 8, 2012, and incorporated herein by reference).

10.48	Stock Purchase Agreement by and between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, LLC and Venture Lending & Leasing VI, LLC, dated October 30, 2012 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 1, 2012, and incorporated herein by reference).

10.49	Letter Agreement by and between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, Inc., dated October 30, 2012 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 1, 2012, and incorporated herein by reference).

10.50	Letter Agreement by and between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing VI, Inc., dated October 30, 2012 (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 1, 2012, and incorporated herein by reference).

10.51	Offer of Employment Letter between Oculus Innovative Sciences, Inc. and Sameer Harish, effective as of February 1, 2013 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 4, 2013, and incorporated herein by reference).

10.52	Employment Agreement by and between Ruthigen, Inc. and Hojabr Alimi, dated March 21, 2013 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 22, 2013, and incorporated herein by reference).

10.53††	License and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated May 23, 2013 (refiled as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed September 24, 2013, and incorporated herein by reference).

10.54	Shared Services Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated May 23, 2013 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 7, 2013, and incorporated herein by reference).

10.55	Amendment to Offer of Employment Letter between Oculus Innovative Sciences, Inc. and Sameer Harish, dated May 23, 2013 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 7, 2013, and incorporated herein by reference).

10.56	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Hojabr Alimi, dated January 1, 2004 (included as Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

10.57	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Jim Schutz, dated January 1, 2004 (included as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

10.58	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Robert Miller, dated June 1, 2004 (included as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

10.59	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Jim Schutz, dated June 20, 2013 (included as Exhibit 10.68 to the Company’s Annual Report on Form 10-K filed June 25, 2013, and incorporated herein by reference).

10.60	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Robert Miller, dated June 20, 2013 (included as Exhibit 10.69 to the Company’s Annual Report on Form 10-K filed June 25, 2013, and incorporated herein by reference).

10.61	Separation Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated August 2, 2013 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 8, 2013, and incorporated herein by reference).

10.62	Amendment No. 1 to License and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated October 9, 2013 (included as Exhibit 10.64 to the Company’s Quarterly Report on Form 10-Q filed November 19, 2013 and incorporated herein by reference).

10.63	Amendment No. 2 to License and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated November 6, 2013 (included as Exhibit 10.65 to the Company’s Quarterly Report on Form 10-Q filed November 19, 2013 and incorporated herein by reference).

10.64	Letter Agreement by and between Oculus Innovative Sciences, Inc., Venture Lending & Leasing V, Inc., and Venture Lending & Leasing VI, Inc., dated November 6, 2013 (included as Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q filed November 19, 2013 and incorporated herein by reference).

10.65	Form of Securities Purchase Agreement by and between Oculus Innovative Sciences, Inc. and the Purchasers, dated December 4, 2013 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 6, 2013, and incorporated herein by reference).

10.66	Funding Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated January 31, 2014 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 6, 2014, and incorporated herein by reference).

10.67	Amended Separation Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated January 31, 2014 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 6, 2014, and incorporated herein by reference).

10.68	Amendment No. 3 to License and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated January 31, 2014 (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed February 6, 2014, and incorporated herein by reference).

10.69	Amendment No. 1 to Shared Services Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated January 31, 2014 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed February 6, 2014, and incorporated herein by reference).

10.70	Letter Agreement by and between Oculus Innovative Sciences, Inc. and Hojabr Alimi, dated January 31, 2014 (included as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed February 6, 2014, and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*#	XBRL Instance Document.

101.SCH*#	XBRL Taxonomy Extension Schema.

101.CAL*#	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*#	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*#	XBRL Taxonomy Extension Label Linkbase.

101.PRE*#	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
†	Confidential treatment has been granted with respect to certain portions of this agreement.
††	Confidential treatment has been requested with respect to certain portions of this agreement.
#	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCULUS INNOVATIVE SCIENCES, INC.

Date: February 14, 2014	By:	/s/ Jim Schutz
Jim Schutz
Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2014	By:	/s/ Robert Miller
Robert Miller
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

