Form 10-K
period 2014-03-31
Oculus Innovative Sciences, Inc.
filed 2014-06-30
CIK 1367083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For transition period from _________________ to _________________

Commission File Number: 001-33216

OCULUS INNOVATIVE SCIENCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	68-0423298
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on September 30, 2013, was $17,635,495 based on a total of 6,436,312 shares of the registrant’s common stock held by non-affiliates on September 30, 2013, at the closing price of $2.74 per share, as reported on the NASDAQ Capital Market. Share and per share data was adjusted to reflect the registrant’s 1 for 7 reverse stock split, effective April 1, 2013.

There were 8,460,145 shares of the registrant’s common stock issued and outstanding on June 23, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12, 13 and 14 of Part III will incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2014 Annual Meeting of Stockholders.

i

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

ITEM 1. Business

Corporate Information

We incorporated under the laws of the State of California in April 1999 as Micromed Laboratories, Inc. In August 2001, we changed our name to Oculus Innovative Sciences, Inc. In December 2006, we reincorporated under the laws of the State of Delaware. Our principal executive offices are located at 1129 N. McDowell Blvd., Petaluma, California, 94954, and our telephone number is (707) 283-0550. We have two principal wholly-owned subsidiaries: Oculus Technologies of Mexico, S.A. de C.V., organized in Mexico; and Oculus Innovative Sciences Netherlands, B.V., organized in the Netherlands. Our formerly wholly-owned subsidiary, Ruthigen, Inc., organized in Delaware, was deconsolidated on March 26, 2014 in connection with the completion of its initial public offering. Our fiscal year end is March 31. Our website is www.oculusis.com. We do not intend for information on our website to be incorporated into this annual report.

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

To date, we have obtained eight approvals or clearances from the U.S. Food and Drug Administration, or FDA, that permit us to sell our Microcyn®-based products as medical devices under Section 510(k) of the Federal Food, Drug and Cosmetic Act in the United States. In December 2013, we announced that we had received our latest 510(k) device clearance from the FDA for our new Microcyn® Scar Management HydroGel. The Rx product, under the supervision of a healthcare professional, is intended for the management of old and new hypertrophic and keloid scarring resulting from burns, general surgical procedures and trauma wounds.

We do not have the necessary regulatory approvals to market Microcyn® as a drug or as a medical device with an antimicrobial or wound healing indication in the United States. Outside the United States, our Microcyn® Technology products have a European Conformity mark, known as a Conformité Européenne, or CE Mark, device approval in Europe for debriding, irrigating and moistening acute and chronic wounds in comprehensive wound treatment through potential local antimicrobial effect in the wound bed and creating a moist environment. In February 2014, we announced receipt of European CE Mark device approval for our Microcyn®-based GramaDerm® Solution and GramaDerm® Hydrogel. Both products are intended for use in the topical treatment of mild to moderate acne and are designed to complement other acne treatments. In July 2013, we were granted a Mexican patent for the use of our novel antimicrobial surgical solution in the treatment and prevention of peritonitis. In India, our technology has a drug license for cleaning and debriding in wound management. In China, we have obtained a medical device approval by the State Food and Drug Administration for reducing the propagation of microbes in wounds and creating a moist environment for wound healing.

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

We believe Microcyn® Technology is a stable, anti-infective therapeutic that treats infections and enhances wound healing through increased blood flow to the wound bed and reduction of chronic inflammation. Also, we believe Microcyn® Technology provides significant advantages over current methods of care in the treatment of a wide range of chronic and acute wounds throughout all stages of treatment. These stages include cleaning, debridement, prevention and treatment of infections and wound healing. We believe that, unlike antibiotics, antiseptics, growth regulators and other advanced wound care products, Microcyn® Technology is a stable wound care solution that is as safe as saline, and also treats infection while simultaneously accelerating wound healing. Also, unlike most antibiotics, we believe Microcyn® Technology does not target specific strains of bacteria, a practice which has been shown to promote the development of resistant bacteria. In addition, our products are shelf stable, non-toxic, require no special preparation and are easy to use.

Our goal is to become a worldwide leader as the standard of care in the treatment and irrigation of open wounds and skin care. We currently have, and intend to seek additional, regulatory clearances and approvals to market our Microcyn®-based products worldwide. In July 2004, we first began selling Microdacyn60™ in Mexico after receiving approval from the Mexican Ministry of Health, for use as an antiseptic, disinfectant and sterilant. Since then, physicians and scientists in the United States, Europe, India, Pakistan, China and Mexico have conducted more than 40 clinical and scientific studies of Microcyn® Technology, generating data suggesting that the technology is non-irritating to healthy tissue, reduces microbial load, accelerates wound healing, reduces pain, shortens treatment time and may have the potential to reduce costs to healthcare providers and patients. Most of these studies were not intended to be rigorously designed or controlled clinical trials and, as such, did not have all of the controls required for clinical trials used to support a new drug application submission to the FDA. A number of these studies did not include blinding, randomization, predefined clinical end points, use of placebo and active control groups or U.S. Good Clinical Practice (GCP) requirements. We used the data generated from certain of these studies to support our CE Mark application with the European Union for certification of our Microcyn® Technology products for wound cleaning and reduction of microbial load in the European Economic Area. We received a Class II CE Mark in November 2004, and have also received additional international approvals in China, Canada, Mexico, India and select Latin American, Asian and Middle East countries. To date, our Microcyn®-based products have received eight FDA 510(k) clearances in the United States. Many of these clearances are for use as a medical device in wound cleaning, or debridement, lubricating, moistening and dressing, including traumatic wounds and acute and chronic dermal lesions.

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

Ruthigen, Inc.

Our formerly wholly-owned subsidiary, Ruthigen, Inc., was incorporated in the State of Nevada on January 18, 2013, and reincorporated from Nevada to Delaware on September 25, 2013. Ruthigen has established offices in Santa Rosa, California. Ruthigen announced its initial public offering on March 21, 2014. As of March 26, 2014, the closing date of Ruthigen’s initial public offering, we held 2,000,000, or 43% of the shares of Ruthigen common stock.

We entered into three key agreements with Ruthigen that govern the terms of our relationship with Ruthigen: the “Funding Agreement”, the “License and Supply Agreement” and the “Shared Services Agreement.” Each of these agreements was entered into in the overall context of Ruthigen’s separation from us (the “Separation”). The effective date for all three agreements was the closing date of Ruthigen’s initial public offering, which was March 26, 2014.

Funding Agreement

On January 31, 2014, we entered into a new Funding Agreement with Ruthigen to govern the terms of certain additional financing to be provided to Ruthigen by us, pending the Separation, subject to the terms and conditions set forth in the agreement.

We agreed to continue to fund Ruthigen for a total of up to $760,000 in order to allow Ruthigen to proceed with its initial public offering. Pursuant to the agreement any funds advanced to Ruthigen by us were to be repaid at the time of the closing of Ruthigen’s initial public offering. On March 26, 2014, the date the initial public offering closed, we had made aggregate advances of $1,453,000 to Ruthigen. In connection with the completion of the initial public offering, Pursuant to the Funding Agreement, Ruthigen reimbursed us $916,000 of costs associated with the initial public offering. The remaining $537,000 was subsequently received on April 1, 2014.

In addition to the reimbursement terms, the Funding Agreement provided for the resignation of the Ruthigen Board Members from our Board of Directors. Effective February 21, 2014, one of the Ruthigen Directors, Greg French, resigned from our Board and effective March 26, 2014, the remaining Ruthigen Directors, Richard Conley and Hojabar Alimi, resigned from our Board.

License and Supply Agreement

We initially entered into a License and Supply Agreement with Ruthigen on June 6, 2013. Pursuant to the terms of the License and Supply Agreement, we agreed to exclusively license certain of our proprietary technology to Ruthigen to enable Ruthigen’s research and development and commercialization of the newly discovered RUT58-60, and any improvements to it, in the United States, Canada, European Union and Japan, referred to as the Territory, for certain invasive procedures in humans as defined in the License and Supply Agreement. On October 9, 2013, we entered into Amendment No. 1 to the License and Supply Agreement with Ruthigen, which amended the second milestone event set forth in Section 7.1 of the License and Supply Agreement. On November 6, 2013, we entered into Amendment No. 2 to the License and Supply Agreement with Ruthigen to further amend the certain milestone events set forth in Section 7.1 of the License and Supply Agreement and to amend the terms of the manufacturing equipment purchases set forth in Section 6.13 of the License and Supply Agreement. On January 31, 2014, we entered into Amendment No. 3 to the License and Supply Agreement with Ruthigen to further amend certain milestone events and the terms of the manufacturing equipment purchases, and to remove sections of the License and Supply Agreement which related to an exclusive option granted by us to Ruthigen to expand the terms of the License and Supply Agreement to dermatologic uses. All other terms and conditions of the License and Supply Agreement remain unmodified and in full force and effect.

Under the terms of the License and Supply Agreement, we will be prohibited from using the licensed proprietary technology to sell products that compete with Ruthigen’s products within the Territory, and Ruthigen cannot sell any device or product that competes with our products being sold or developed as of the effective date of the License and Supply Agreement.

Ruthigen will be required to make a total of up to $8,000,000 in milestone payments to us for the first product only, as follows: upon completion of last patient enrollment in Ruthigen’s Phase 1/2 clinical study; upon completion of last patient enrollment in Ruthigen's first pivotal clinical study; upon completion of Ruthigen’s first meeting with the U.S. Food and Drug Administration following completion of Ruthigen’s first pivotal clinical trial; and upon first patient enrollment in Ruthigen’s second pivotal clinical trial. In addition, as further consideration under the agreement, Ruthigen will be required to make royalty payments to us based on Ruthigen’s annual net sales of the product from the date of first commercial sale to the date that Ruthigen or any of its Affiliates or successors ceases to commercialize the product, which percentage royalty rate will vary between 3% and 20% and will increase based on various net sales thresholds and will differ depending on the country in which the sales are made.

Shared Services Agreement

We also entered into a shared services agreement with Ruthigen initially on June 6, 20 ] 3, pursuant to which we will provide Ruthigen with general services, including general accounting, human resources, laboratory personnel and shared R&D resources while Ruthigen plans to establish an independent facility and systems. On January 31, 2014, we entered into Amendment No. 1 to the shared services agreement with Ruthigen to amend the terms of certain standard activities we shall provide Ruthigen and the terms related to access to our facilities. All other terms and conditions of the shared services agreement remain unmodified and in full force and effect.

Separation Agreement

Effectiveness and Term – On August 2, 2013, we entered into a Separation Agreement with Ruthigen as amended January 31, 2014 that contains provisions relating to our ongoing relationship with Ruthigen, and more specifically governs our relationship with Ruthigen following the completion of Ruthigen’s initial public offering. The Separation Agreement, as amended, contains certain limitations on our ability to control various aspects of Ruthigen’s business and operations in order for Ruthigen to operate as independently as possible from us in order to unlock the value proposition of RUT58-60. The Separation Agreement took effect on March 26, 2014 and terminates on the earlier of 8.5 years following the initial public offering or when the parties mutually agree to terminate it. However, most of the material restrictions and obligations contained in the Separation Agreement lapse when we own less than 19.9% of the outstanding shares of Ruthigen’s common stock.

Marketing and Transfer Restrictions – The Separation Agreement contains a series of restrictions on our ability to transfer the Ruthigen shares we own. We are restricted from transferring or selling any of the Ruthigen shares we own without the written consent of Ruthigen’s Board and the lead underwriter in the Ruthigen IPO during the one-year lock up period immediately following Ruthigen’s initial public offering. Following the one-year lock up period, transfers by us of the Ruthigen shares we own must be conducted with the consent of Ruthigen’s Board of Directors or within the prescribed requirements for such transfers set forth in the Separation Agreement. These prescribed requirements include that the transfers must be in private placement transactions, that the purchase price discount may not exceed 15% or 20% of the prevailing market price depending on the type of transferee, the amount of shares transferred in a given transfer (or series of transfers comprising a single transaction) may not exceed the greater of 5% of Ruthigen’s outstanding shares or $1.5 million in net proceeds to us, as well as certain other requirements set forth in the Separation Agreement. The parties may also mutually agree to another arrangement permitting us to sell some or all of the Ruthigen shares we hold.

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

Voting – We have agreed that, subject to the ownership threshold, we shall vote or consent all of the Ruthigen shares we own in the same manner as the majority of the non-Oculus holders of Ruthigen’s common stock.

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

Current Regulatory Approvals and Clearances

The majority of our current products are based on our Microcyn® Technology platform. We are able to modify the chemistry of Microcyn® by changing the oxidation-reduction potential, pH level and concentrations of specific ions or chemicals, which allows us to manufacture a variety of solutions, each specifically designed for maximum efficacy and safety by indication. The indications for our products vary from country to country due to differences in regulatory requirements and standards between jurisdictions. The indications below are summaries of the indications approved by the regulatory authority or authorities in the listed jurisdictions, but do not, however, include pending product approvals. The similarly named products have similar formulations; however, they may not have identical specifications due to varying requirements in different jurisdictions’ regulatory agencies. The following is a list of the regulatory approvals and clearances that Microcyn®-based products have received for our most significant or potentially significant markets:

Region	Approval or Clearance Type	Year of Approval or Clearance	Summary Indication

United States	510(k)	2005	Moistening and lubricating absorbent wound dressings for traumatic wounds requiring a prescription.

	510(k)	2005	Moistening and debriding acute and chronic dermal lesions requiring a prescription.

	510(k)	2006	Moistening absorbent wound dressings and cleaning minor cuts as an over-the-counter product.

	510(k)	2009	Management of exuding wounds such as leg ulcers, pressure ulcers, diabetic ulcers and for the management of mechanical or surgical debridement of wounds in a gel form and required as a prescription.

	510(k)	2009	Debridement of wounds, such as stage I-IV pressure ulcers, diabetic foot ulcers, post-surgical wounds, first- and second-degree burns, grafted and donor sites as preservative, which can kill listed bacteria such as MRSA & VRE and required as a prescription.

	510(k)	2010	As a hydrogel, for management of dermal irritation, sores, injuries and ulcers of dermal tissue including itch and pain relief associated with dermal irritation, sores, injuries and ulcers of dermal tissue as a prescription. As an over-the-counter product, the hydrogel is intended to relieve itch and pain from minor skin irritations, lacerations, abrasions and minor burns. It is also indicated for management of irritation and pain from minor sunburn.

	510(k)	2011	As a hydrogel, for management and relief of burning, itching and pain experienced with various types of dermatoses, including atopic dermatitis and radiation dermatitis.

	510(k)	2013	As hydrogel for the management of old and new hypertrophic and keloid scarring resulting from burns, general surgical procedures and trauma wounds.

European Union	CE Mark	2004	Debriding, irrigating and moistening acute and chronic wounds in comprehensive wound treatment by reducing microbial load and creating moist environment.

	CE Mark	2014	Hydrogel for use in the topical treatment of mild to moderate acne (GramaDerm®Solution and GramaDerm®Hydrogel).

Mexico	Product Registration	2003	Antiseptic disinfection solution for high level disinfection of medical instruments, and/or equipment and clean-rooms, areas of medical instruments, equipment and clean room areas.

	Product Registration	2004	Antiseptic treatment of wounds and infected areas.

	Medical Device Approval	2013	Scar management hydrogel (Epicyn™).

	Product Registration	2014	Oral care products for adjunct treatment in mouth and throat infections (Microcyn60®).

Canada	Medical Device (Inactive)	2004	Moistening, irrigating, cleansing and debriding acute and chronic dermal lesions, diabetic ulcers and post-surgical wounds.

India	Medical Device	2006	Cleaning and debriding in wound management.

China	Medical Device	2008	Reducing the propagation of microbes in wounds and creating a moist environment for wound healing (Dermacyn® Wound Care)

		2012	Acute and chronic derma wounds moistening, healing and repair and debridement (Microcyn® Hydrogel)

Kuwait	Medical Device	2010	Cleaning and debriding in wound management

	Product	2013	Hydrogel for treatment of acne and various dermatoses (Face Cool™ ).

	Product	2013	Hydrogel for treatment of baby rash (Baby Cool™).

	Product	2013	Feminine hygiene wash (Lady Cool™).

United Arab Emirates	Medical Device	2011	Cleaning and debriding in wound management

	Product	2013	Hydrogel for treatment of acne and various dermatoses (Face Cool™).

	Product	2013	Hydrogel for treatment of baby rash (Baby Cool™).

	Product	2013	Feminine hygiene wash (Lady Cool™).

Iraq	Medical Device	2011	Cleaning and debriding in wound management

	Product	2013	Hydrogel for treatment of acne and various dermatoses (Face Cool™).

	Product	2013	Hydrogel for treatment of baby rash (Baby Cool™).

	Product	2013	Feminine hygiene wash (Lady Cool™).

Dubai	Product	2013	Hydrogel for treatment of acne and various dermatoses (Face Cool™).

	Product	2013	Hydrogel for treatment of baby rash (Baby Cool™).

	Product	2013	Feminine hygiene wash (Lady Cool™).

Jordan	Medical Device	2007	Cleaning and debriding in wound management

Saudi Arabia	Medical Device	2010	Cleaning and debriding in wound management

Panama	Drug	2012	Sterilizer and antiseptic

	Product Approval	2013	Anticipetic (Microdacyn®).

El Salvador	Medical Device	2013	Disinfecting in cleaning and debriding in wound management as well as sterilization of medical equipment

	Product Approval	2013	Anticipetic (Microdacyn®).

Honduras	Medical Device	2013	Disinfecting in cleaning and debriding in wound management as well as sterilization of medical equipment

Singapore	Medical Device	2010	Cleaning and debriding in wound management

Malaysia	Medical Device	2008	Cleaning and debriding in wound management

Clinical Trials

We have completed a proof-of-concept Phase II trial in the United States, which demonstrated the effectiveness of Microcyn® Technology in mildly infected diabetic foot ulcers with the primary endpoint of clinical cure and improvement of infection. We used 15 clinical sites and enrolled 48 evaluable patients in three arms, using Microcyn® alone, Microcyn® plus an oral antibiotic and saline plus an oral antibiotic. We announced the results of our Phase II trial in March 2008. In the clinically evaluable population of the study, the clinical success rate at visit four (test of cure) for Microcyn®-alone-treated patients was 93.3% compared to 56.3% for the oral antibiotic levofloxacin plus saline-treated patients. This study was not statistically powered, but the high clinical success rate (93.3%) and the p-value (0.033) suggest the difference is meaningfully positive for the Microcyn®-treated patients. Also, for this set of data, the 95.0% confidence interval for the Microcyn®-only arm ranged from 80.7% to 100% while the 95.0% confidence interval for the oral antibiotic levofloxacin and saline arm ranged from 31.9% to 80.6%; the confidence intervals do not overlap, indicating a favorable clinical success for Microcyn® compared to the oral antibiotic levofloxacin. At visit 3 (end of treatment), the clinical success rate for patients treated with Microcyn®-alone was 77.8% compared to 61.1% for the oral antibiotic levofloxacin plus saline-treated patients.

Physician Clinical Studies

In addition to the Phase II trial mentioned above, several physicians and scientists have completed more than 40 clinical and scientific studies of Microcyn® Technology generating data suggesting that the technology is non-irritating to healthy tissue, reduces microbial load, accelerates wound healing, reduces pain, shortens treatment time and may have the potential to reduce costs to healthcare providers and patients. We have sponsored many of the physicians performing these studies by supplying Microcyn®-based products, unrestricted research grants, paying expenses or providing honoraria. In some cases, the physicians who performed these studies also hold, or held at one time, equity in our Company. The studies were performed in the United States, Europe, India, Pakistan, China and Mexico, and used various endpoints, methods and controls (for example, saline, antiseptics and antibiotics). These studies were not intended to be rigorously designed or controlled clinical trials and, as such, did not have all of the controls required for clinical trials used to support a new drug application submission to the FDA in that they did not necessarily include blinding, randomization, predefined clinical endpoints, use of placebo and active control groups or U.S. Good Clinical Practice requirements.

On April 9, 2014, Oculus announced that the company's Microcyn® Negative-Pressure Wound Therapy Solution™ received a "strong consensus" rating for use with Kinetic Concepts Inc.'s (KCI) Negative Pressure Wound Therapy with Instillation (NPWTi) as identified in the First International Consensus Guidelines. The guidelines were published in the December 2013 issue of Journal of Plastic and Reconstructive Surgery. In addition to Microcyn, only one other irrigation solution available in the United States also received strong consensus (greater than 80% agreement of the panel) for use with NPWTi. That product is a broad-spectrum, polynexanide-based antimicrobial solution. Other solutions reviewed, including acetic acid, sodium hypochlorite, silver nitrate and saline, did not achieve the panel support necessary for a "strong consensus" rating from the group.

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

Dalla Paola L. Treating diabetic foot ulcers with super-oxidized water. Wounds. 2006; 18(Suppl):14-16.

Alberto Piagessi, MD (5)	Italy	33	Goretti C, Mazzurco S, Ambrosini Nobili L, Macchiarini S, Tedeschi A, Palumbo F, Scatena A, Rizzo L, Piaggesi A. Clinical Outcomes of Wide Postsurgical Lesions in the Infected Diabetic Foot Managed With 2 Different Local Treatment Tegimes Compared Using a Quasi-Experimental Study Design: A Preliminary Communication. Int. J. Lower Extremity Wounds. 2007; 6:22-27.

	Italy	40	Piaggesi A et al. A Randomized Controlled Trial to Examine the Efficacy and Safety of Microcyn® Technology on wide post-surgical lesions in the infected diabetic foot. Int. J. Lower Extremity Wounds. March 9, 2010.

Ariel Miranda, MD (5)	Mexico	64	Miranda-Altamirano A. Reducing Bacterial Infectious Complications from Burn Wounds. A look at the use of Oculus Microcyn60 to treat wounds in Mexico. Wounds. 2006; 18(Suppl):17-19.

Lenka Veverkova, MD (3)	Czech Republic	27	Veverkova L, Jedlicka V, Vesely M, Tejkalova R, Zabranska S, Capov I, Votava M. Methicilin-resistent Staphylococcus aureus — problem in health care. J Wound Healing. 2005; 2:201-202.

Elia Ricci, MD (6)	Italy	40	Ricci E, Astolfi S, Cassino R. Clinical results about an antimicrobial solution (Dermacyn Wound Care) in the treatment of infected chronic wounds. Poster presented at: 17th Conference of the European Wound Management Association (EWMA); 2007 May 2-4; Glasgow, UK.

Alfredo Barrera, MD (5)	Mexico	40	Barrera-Zavala A, Guillen-Rojas M, Escobedo-Anzures J, Rendon J, Ayala O, Gutiérrez AA. A pilot study on source control of peritonitis with a neutral pH — super oxidized solution. Poster presented at: 16th World Congress of the International Association of Surgeons and Gastroenterologists (IASG); 2006 25-27 May; Madrid, Spain.

D. Peterson, MD	U.S.	5	Peterson D, Hermann K, Niezgoda J. Dermacyn Effective in Treatment of Chronic Wounds with Extensive Bioburden While Reducing Local Pain Levels. Presented at: Symposium on Advanced Wound Care and Wound Healing Society; 2007 April 28-May 1; Tampa, FL.

P. Steenvoorde, MD; L.P. Van Doorn, MA; C.E. Jacobi, PhD; and J. Oskam, MD, PhD (3)	Netherlands	10	An unexpected effect of Dermacyn on infected leg ulcers. J Wound Care. 2007; 16:60-61.

Fermin Martinez, MD	Mexico	45	Martínez-De Jesús FR, Ramos-De la Medina A, Remes-Troche JM, Armstrong DG, Wu SC, Lázaro Martínez JL, Beneit-Montesinos JV. Efficacy and safety of neutral pH superoxidised solution in severe diabetic foot infections. Int Wound J. 2007; 4:353-362.

SF Hadi, MD (3)	Pakistan	100	Hadi SF, Khaliq T, Bilal N, Sikandar I, Saaiq M, Zubair M, Aurangzeb S. Treating infected diabetic wounds with superoxidized water as anti-septic agent: a preliminary experience. J Coll Physicians Surg Pak. 2007; 17:740-743.

BT Monaghan, DPM (3)	Ireland	10	Monaghan BT, Cundell JH. Dermacyn as the Local Treatment for Infected Diabetic Foot Wounds. A case series. Presented at: 5th International Symposium on the Diabetic Foot. 2007 May 9-12; Noordwijkerhout, The Netherlands.

Fernando Uribe, MD (6)	Mexico	80	Uribe F. Effect of neutral pH Superoxidized solution in the healing of diabetic foot ulcers. Poster presented at: 47th Interscience Conference on Antimicrobial Agents and Chemotherapy (ICAAC). Poster L-1144. 2007 Sept 17-20; Chicago, IL.

Ning Fanggang, MD (3)	China	20	Fanggang N, Guoan Z. The clinical efficacy of Dermacyn on deep partial thickness burn wounds.

Amar Pal Suri, DPM (6)	India	100	Suri AP. The Effectiveness of Stable Neutral Super-oxidized Solution for the Treatment of Infected Diabetic Foot Wounds. Presented at: Diabetic Foot Global Conference. 2008 March 13-15; Hollywood, CA.

Robert G. Frykberg, DPM, MPH (6)	U.S.	23	Frykberg RG, Tallis A, Tierney E. Wound Healing in Chronic Lower Extremity Wounds Comparing Super-Oxidized Solution (SOS) vs. Saline. Presented at: Diabetic Foot Global Conference. 2008 March 13-15; Hollywood, CA.

Matthew Regulski, DPM (5)	U.S.	18	Regulski M, Floros R, Petranto R, Migliori V, Alster H, Pfeiffer D. Efficacy and Compatibility of Combination Therapy with Super-Oxidized Solution and a Skin Substitute for Lower Extremity Wounds. Presented at: Symposium on Advanced Wound Care and Wound Healing Society. 2008 April 24-28; San Diego, CA.

Adam Landsman, DPM, PhD (5); Andres A. Gutierrez, MD, PhD(1); and Oculus Collaborative Group	U.S.	48	Landsman A, Blume P, Palladino M, Jordan D, Vayser DJ, Halperin G, Gutierrez AA and Oculus Collaborative Group. An Open Label, Three Arm Study of the Safety and Clinical Efficacy of Topical Wound Care vs. Oral Levofloxacin vs. Combined Therapy for Mild Diabetic Foot Infections. Presented at: Diabetic Foot Global Conference. 2008 March 13-15; Hollywood, CA.

Christopher J. Gauland, DPM. (3)	U.S.	5	Gauland C. Sickle Cell Disease. Presented at: Symposium on Advanced Wound Care and Wound Healing Society. 2008 April 24-28; San Diego, CA.

	U.S.	16	Gauland C. Comparison of Microcyn® and Amerigel in the Podiatric Clinical Setting.

R.K. Chittoria	India	20	Chittoria RK, Yootla M, Sampatrao LM, Raman SV. The role of super oxidized solution in the management of diabetic foot ulcer: our experience. Nepal Med Coll J. 2007; 9:125-128.

A.R. Anand	India	50	Anand AR. Comparative Efficacy and Tolerability of Oxum against Povidone Iodine Topical Application in the Post-caesarean Section Wound Management. Indian Medical Gazette. December 2007: 498-505.

S.B. Dharap	India	30	Dharap SB, Ghag GS, Kulkarni KP, Venkatesh V. Efficacy and safety of Oxum in the treatment of the venous ulcer. J Indian Med Assoc. 2008; 106:326-330.

H. Dhusia	India	41	Dhusia H, Comparative Efficacy and Tolerability of Microcyn® Superoxidized Solution (Oxum) against Povidone Iodine Application in Orodental Infections. Indian Medical Gazette. February 2008; 68-75.

M.G. Khairulasri	Malaysia	178	Khairulasri MG, Ramzisham ARM, Ooi JSM, Zamrin DM. Dermacyn irrigation in reducing sternotomy wound infection following coronary artery bypass graft surgery. Presented at: 11th Scientific Conference. 2008. Kota Bharu, Malaysia.

Andres Tirado-Sanchez and RosaMaria Ponce-Olivera	Mexico	89	Tirado-Sanchez A, Ponce-Olivera R. Efficacy and tolerance of superoxidized solution in the treatment of mild to moderate inflammatory acne. A double-blinded, placebo-controlled, parallel-group, randomized, clinical trial. Journal of Dermatological Treatment. 2009; 20:289–292.

(1)	Indicates that the physician is, or at one time was, a stockholder of our Company. The physician was also a member of our Medical and Business Advisory Board, which we dissolved in April 2007, and served as a paid consultant and received research grants, expense payments, honorarium and Microcyn® to complete the study.
(2)	Indicates that the physician was a paid consultant, received expenses in connection with corporate development and licensing evaluations and is, or at one time was, a holder of warrants to purchase common stock of our Company.
(3)	Indicates that the physician received Microcyn® to complete the study.
(4)	Indicates that the physician was a paid consultant, was a member of our Medical and Business Advisory Board, which we dissolved in April 2007, and received expense payments and Microcyn® to complete the study.
(5)	Indicates that the physician received payments, expense payments and Microcyn® to complete the study.
(6)	Indicates that the physician received reimbursement of travel expenses and Microcyn® to complete the study.

In addition to the above articles and publications, several additional papers on the basic science of the technology and related clinical guidelines have been published or have been submitted for peer review and publication, including:

Researchers	Country	Publication

P. Kim, C. Attinger, J. Steinberg, K. Evans, B. Lehner, C. Willy, L. Lavery, T. Wolvos, D. Orgill, W. Ennis, J. Lantis, A. Gabriel, G. Schultz	U.S. & Europe	Negative-Pressure Wound Therapy with Instillation: International Consensus Guidelines Plast Reconstr. Surg. 2013: 132; 1569-1579

Landa-Solis C, González-Espinosa D, Guzman B, Snyder M, Reyes-Terán G, Torres K, Gutiérrez AA (1)	Mexico	Microcyn™: a novel super-oxidized water with neutral pH and disinfectant activity. J Hosp Infect (UK). 2005; 61: 291-299.

Gutiérrez AA (1)	U.S.	The science behind stable, super-oxidized water. Exploring the various applications of super-oxidized solutions. Wounds. 2006; 18(Suppl):7-10.

Dalla Paola L (2), Faglia E	Italy	Treatment of diabetic foot ulcer: an overview. Strategies for clinical approach. Current Diabetes Reviews. 2006; 2:431-447.

González-Espinosa D, Pérez-Romano L, Guzman Soriano B, Arias E, Bongiovanni, CM (3), Gutiérrez AA (1)	Mexico, U.S.	Effects of neutral super-oxidized water on human dermal fibroblasts in vitro. Int Wound J. 2007; 4:241-250.

Medina-Tamayo J, Balleza-Tapia H, López X, Cid ME, González-Espinosa D, Gutiérrez AA (1), González-Espinosa C	Mexico, U.S.	Super-oxidized water inhibits IgE-antigen- induced degranulation and cytokine release in mast cells. International Immunopharmacology. 2007; 7:1013-1024.

Le Duc Q	UK	A cytotoxic analysis of antiseptic medication on skin substitutes and autograft. Br J Dermatology. 2007; 157:33-40.

McCurdy B	U.S.	Emerging Innovations in Treatment. Podiatry Today. 2006; 1940-48.

Zahumensky E	Czech Republic	Infections and diabetic foot syndrome in field practice. Vnitr Lek. 2006; 52:411-416.

Rose R, Setlow B, Monroe A, Mallozzi M, Driks A, Setlow P (5)	U.S.	Comparison of the properties of Bacillus subtilis spores made in liquid or on agar plates. Submitted 2008.

Paul M, Setlow B, Setlow P (5)	U.S.	The killing of spores of Bacillus subtilis by Microcyn(TM), a stable superoxided water. Submitted 2008.

Thatcher E (4), Gutierrez AA (1)	U.S.	The Anti-Bacterial Efficacy of a New Super-Oxidized Solution. Paper presented at: 47th Interscience Conference on Antimicrobial Agents and Chemotherapy (ICAAC). 2007 Sept 17-20; Chicago, IL.

Taketa-Graham M (5), Gutierrez AA (1), Thatcher E (4)	U.S.	The Anti-Viral Efficacy of a New Super-Oxidized Solution. Poster presented at: 47th Interscience Conference on Antimicrobial Agents and Chemotherapy (ICAAC). Poster L-1144. 2007 Sept 17-20; Chicago, IL.

Dardine J, Martinez C, Thatcher E (4)	U.S.	Activity of a pH Neutral Super-Oxidized Solution Against Bacteria Selected for Sodium Hypochlorite Resistance. Poster presented at: 47th Interscience Conference on Antimicrobial Agents and Chemotherapy (ICAAC). Poster L-1144. 2007 Sept 17-20; Chicago, IL.

Sauer K, Vazquez G, Thatcher E (4), Northey R (5) , Gutierrez AA (1)	U.S.	Neutral super-oxidized solution is effective in killing P. aeruginosa biofilms. Biofouling. 2009 January; 25(1): 45-54.

(1)	Dr. Gutierrez was our Director of Medical Affairs and conducted the study during his employment at our Company.
(2)	Dr. Dalla Paola was a member of our Medical and Business Advisory Board, which we dissolved in April 2007, and received expense payments and Microcyn® to complete the study.
(3)	Indicates that investigator received Microcyn® to complete the study.
(4)	Dr. Thatcher is a stockholder of our Company, previously served on our board of directors, and received Microcyn® to complete the study.
(5)	Dr. Northey is our Vice President of Research and Development and conducted the study during his employment at our Company.

Sales and Marketing

We generate revenue through established and scalable commercial operations including manufacturing in Mexico and the United States, selling products in the United States through partners and our direct sales force and selling products internationally via strategic business partners.

In the United States, we sell into acute/wound care markets with our dedicated contract sales force, the dermatology markets through our partner Quinnova and into animal healthcare and over-the-counter wound care markets through Innovacyn. In the international markets, we work with partners, ranging from country specific distributors to a large pharmaceutical company to a full service sales and marketing company. The details of these efforts are further discussed in the following sections.

Our products are primarily purchased by, among others, hospitals, physicians, nurses, and other healthcare practitioners who are the primary caregivers to patients, both human and animal, being treated for acute or chronic wounds or undergoing surgical procedures as well as to dermatologists for treatment of various skin afflictions.

We currently make Microcyn®-based human advanced wound and tissue care products available, both as prescription and over-the-counter products, under our eight 510(k) clearances in the United States.

In addition to our current product registration and approvals, we intend to pursue additional regulatory approvals for human applications in Europe, China, India, Latin America, Asia, the Middle East and Mexico for additional Microcyn® Technology-based products and plan to initiate commercialization upon obtaining these approvals.

Advanced Wound Care

We launched sales of Microcyn® Technology products in October 2008 and our initial sales were in the podiatry market in the United States. In the second quarter of 2009, we expanded our sales efforts to include wound care centers, hospitals, nursing homes, urgent care clinics and home healthcare, utilizing a contract sales organization to aid our sales force.

On August 1, 2011, we entered into a multi-year licensing agreement with Eloquest Healthcare, Inc., a subsidiary of Ferndale Pharma Group, Inc. Under this agreement, we granted Eloquest Healthcare an exclusive license to market certain Microcyn®-based wound care products under the Microcyn® brand to hospitals, ambulatory surgical and acute care centers in the United States. In March 2012, Ferndale/ Eloquest launched a family of Microcyn®-based wound care products.

In January 2014, Advocos LLC, a specialty U.S. contract sales organization, assumed the responsibility from Eloquest Healthcare for sales to acute care in hospitals in addition to sales to other entities for treatment of wound care. They increased the number of sales people to focus on wound care centers.

In collaboration with Advocos LLC, we market a family of Microcyn® products for advanced wound care. In January 2014, we announced the introduction of two new products into our advanced wound care product line:

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

Dermatology

On February 14, 2011, we announced the formation of a broad multi-year collaboration with Amneal Enterprises. Amneal Enterprises is an affiliation of independent pharmaceutical marketing, discovery and development companies.  As a part of this collaboration, Quinnova Pharmaceuticals, Inc., an Amneal alliance member, licensed, with a $500,000 prepayment and ongoing double-digit royalties, the U.S. and Canadian rights to the Microcyn®-based dermatology atopic dermatitis hydrogel that received FDA clearance in February 2011. Future prescription dermatology products can also be licensed for additional upfront payments.  Quinnova has a sales force of over 35 people, selling to dermatologists and podiatrists with a complete line of dermatology products.

We currently derive a significant portion of our revenues from our dermatology products, which are sold in partnership with Quinnova. We anticipate that our presence in the market will continue to grow. Quinnova launched the AtraproTM family of products formulated from our Microcyn® Technology platform in late February 2012. In partnership with Quinnova, we now market the following products:

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

Quinnova was recently acquired by Everett Laboratories, Inc. and it is expected the acquisition will allow Everett to increase and diversify its presence in the fast-growing U.S. dermatology market. The assignment of our previous agreement with Quinnova must be approved by us and at this time we are considering all of our alternatives prior to assigning it to Everett Laboratories, Inc.

Animal Health Care and Over-the-Counter Wound Care for people

On January 26, 2009, we entered into a commercial agreement with VetCure, Inc., a California corporation, which later changed its name to Vetericyn, Inc., to market and sell our Microcyn®-based animal health care products branded as Vetericyn®. We provide Vetericyn, Inc. with bulk product and Vetericyn, Inc. then bottles, packages, and sells the products. We receive a fixed amount for each bottle of Vetericyn® sold by Vetericyn, Inc. At the time of the 2009 transactions, Vetericyn, Inc. was wholly-owned by Robert Burlingame, who was also a director of our Company at that time. Mr. Burlingame resigned from our board on February 10, 2010.

On September 15, 2009, we entered a commercial agreement with V&M Industries, Inc., a California corporation, to market and sell certain of our Microcyn® over-the-counter liquid and gel products. V&M Industries, Inc. subsequently changed their name to Innovacyn, Inc.  On June 1, 2010, September 1, 2010, and November 1, 2010, we amended this agreement granting Innovacyn the exclusive right to sell certain of our over-the-counter products. At the time of the 2009 transaction, V&M Industries was wholly-owned by Robert Burlingame, who was also a director of our Company at that time. Mr. Burlingame resigned from our board on February 10, 2010.

Additionally, on July 1, 2011, Vetericyn, Inc. and Innovacyn, Inc. began to share profits with us related to the Vetericyn® and Microcyn® over-the-counter sales, resulting in about a 30% royalty of net revenue.

In May 2014, Innovacyn notified us that over the next twelve months, Innovacyn intends to transition to a new supplier of product which is currently supplied by us both for animal health care and OTC wound care. We are discussing a transition agreement with Innovacyn that could potentially offset the elimination of any Innovacyn-generated revenue. We are also exploring the potential of a new animal health care partner.

International Sales and Marketing by Our Strategic Business Partners

Europe

We currently rely on exclusive agreements with country-specific distributors for the sale of Microcyn®-based products in Europe, including Italy, the Netherlands, Germany, Czech Republic, Sweden, Spain, Norway, Switzerland, Poland, Finland Denmark and Serbia.

People’s Republic of China

On January 28, 2011, we entered into an agreement with Tianjin Ascent Import and Export Company, Ltd., a distributor in China, to sell certain of our liquid products, which are currently sold under the product name “Microcyn” in the United States, in China. Pursuant to the agreement, we received a $350,000 non-refundable upfront payment from the distributor in return for exclusivity to sell these liquid products for the first contract year. In order to maintain exclusivity in subsequent years, the distributor will need to meet minimum purchase requirements each contract year. The initial term of the contract is for five years and is cancellable if certain conditions are not met.

On June 26, 2011, we entered into an agreement with Shanghai Sunvic Technology Co. Ltd., a distributor in China, to sell certain of our gel products, which are currently sold under the product name “Microcyn” in the United States, in the People’s Republic of China. The initial term of the contract is for five years and is cancellable if certain conditions are not met.

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

On August 9, 2012, we entered into an additional agreement titled Exclusive Distribution and Supply Agreement with More Pharma. For a one-time payment of $1,500,000, we granted More Pharma exclusive ability to market and sell certain of our pharmaceutical products for human applications that utilize our Microcyn® Technology. We also appointed More Pharma as our exclusive distributor, with the right to execute sub-distribution agreements under certain conditions and with our consent, within the following countries: Antigua & Barbuda, Argentina, Aruba & Curacao, Bahamas, Barbados, Belize, Bolivia, Bonaire, Brazil, British Guyana, British Islands, Cayman Islands, Chile, Colombia, Cuba, Dominica, Dominican Republic, Ecuador, El Salvador, French Guyana, Grenada, Guadalupe, Guatemala, Haiti, Honduras, Jamaica, Martinique, Nicaragua, Paraguay, Peru, St. Bartolome, St. Vincent & Grenades, Surinam, Trinidad & Tobago, Turks & Caicos Islands, Uruguay, Venezuela and Virgin Islands.

In May 2013, we obtained, in close collaboration with our partner More Pharma, new regulatory approvals for Microcyn®-based antiseptic products, under the brand name Microdacyn®, in Panama and El Salvador. More Pharma began commercialization of these new antiseptic products in both countries in the summer of 2013, and plans to continue to expand product offerings of Microcyn®-based products into the other countries of South and Central America, and the Caribbean in the near future. In July 2013, we were granted a Mexican patent for the use of our novel antimicrobial surgical solution in the treatment and prevention of peritonitis. The term of the patent expires in 2027 and will allow More Pharma the opportunity to pursue a new drug candidate in Latin America. In December 2013, More Pharma also secured regulatory approval in Mexico for our new Microcyn®-based scar management hydrogel under the brand name of Epicyn™, targeting a launch date in early 2015. In February 2014, More Pharma received regulatory approval to market our Microdacyn60® family of products in Mexico. On April 22, 2014, we announced that the first product under the Microdacyn60® Oral Care brand intended for use as an adjunct treatment in both mouth and throat infections was commercialized under the brand name Microdacyn60™ Bucofaringeo™, and is available in Mexican pharmacies. More Pharma has also received regulatory approval to market our Microdacyn60® family of products in Honduras.

“Rest of World”

In India, we entered into an exclusive agreement with Alkem Laboratories, a large pharmaceutical company in India, for the sale of Microcyn®-based products in India and Nepal.

Throughout the rest of the world, we intend to use strategic partners and distributors who have a significant sales, marketing and distribution presence in their respective countries. We have established partners and distribution channels for our wound care products in Bangladesh, Pakistan, Singapore, United Arab Emirates and Saudi Arabia. We have also received approval to launch a new Microcyn®-based medical device in Indonesia.

In April 2013, we announced that our Singapore business partner, Dyamed Biotech Pte. Ltd, is initiating the rollout of five new Microcyn® Technology-based products in Singapore and Malaysia, both in the hospital and consumer markets. The five products, which include Dermacyn™ BabyGuard, Dermacyn DermaGuard, Dermacyn SkinGuard Solution, Dermacyn SkinGuard Hydrogel and Dermacyn Wound Care Hydrogel, will be rolled out sequentially with all products expected to be commercialized in the near future.

In April 2013, we obtained new regulatory approvals in Dubai, United Arab Emirates, Kuwait, and Iraq for three new Microcyn®-based consumer products: Face Cool™, a hydrogel for the treatment of acne and various dermatoses; Baby Cool™, a hydrogel for treatment of baby rash; and Lady Cool™, a feminine hygiene wash. All products were launched in 2013.

NVN Therapeutics

We established a nutritional products division in the beginning of 2012 to expand our product pipeline. NVN Therapeutics is based out of Petaluma, California. This division was originally intended to develop and manufacture medical foods with a primary focus on the women’s healthcare market. However, as a result of recently revised FDA guidance regarding medical foods, we have ceased production of medical foods and we are redirecting our efforts into the development and manufacture of dietary supplements for this same women’s healthcare market.

Our competition in this segment is generally from other consumer and health care supplement manufacturers. Competitive factors include consumer advertising, formulation, packaging, scientific innovation, intellectual property, price, and availability of product forms. A significant aspect of competition is the search for ingredient innovations. The introduction of new products by competitors, changes in medical practices and procedures, and regulatory changes can result in product obsolescence. In addition, private label and local manufacturers' products may increase competitive pressure.

Contract Testing

We also operate a microbiology contract testing laboratory division that provides consulting and laboratory services to medical companies that design and manufacture biomedical devices and drugs, as well as testing on our products and potential products. Our testing laboratory complies with U.S. Current Good Manufacturing Practices and Quality Systems Regulations.

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

As of June 2014, we own a total of 31 issued patents, consisting of five issued U.S. patents and 26 issued foreign patents. We also have 93 pending U.S. and foreign patent applications that include several PCT applications. Three of the patent applications (2 U.S. applications and 1 PCT application) are directed to chlorogenic acid. The remaining patent applications as well as the issued patents are directed at our Microcyn® Technology. The issued U.S. and foreign patents expire in 2022-2027.

In addition to our own patents and applications, we have licensed technology developed in Japan relating to an electrolyzed water solution, methods of manufacture and electrolytic cell designs. This license includes eight issued Japanese patents.

Although we work diligently to protect our technology, we can make no assurances that any patent will be issued from our currently pending patent applications or from future patent applications. The scope of any patent protection may not exclude competitors or provide competitive advantages to us, and any of our patents may not be held valid if subsequently challenged, and others may claim rights in or ownership of our patents and proprietary rights. Furthermore, others may develop products similar to our products and may duplicate any of our products or design around our patents.

We have also filed for trademark protection for marks used with our Microcyn® products in each of the following countries: United States, Europe, Canada, certain countries in Central and South America, including Mexico and Brazil, certain countries in the Middle East and certain countries in Asia, including Japan, China, the Republic of Korea, India and Australia. In addition to patents and trademarks, we rely on trade secret and other intellectual property laws, nondisclosure agreements and other measures to protect our intellectual property rights. We believe that in order to have a competitive advantage, we must develop and maintain the proprietary aspects of our technologies. We require our employees, consultants and advisors to execute confidentiality agreements in connection with their employment, consulting or advisory relationship with us. We also require our employees, consultants and advisors with whom we expect to work on our products to agree to disclose and assign to us all inventions made in the course of our working relationship with them, while using our property or which relate to our business. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to wrongfully obtain or use information that we regard as proprietary.

Competition

Dermatology

The dermatology market is highly competitive. We believe, however, we have identified a lucrative niche in the industry with our development of products for the relief of pain, burning and itching associated with various dermatoses, including atopic dermatitis, eczema and radiation dermatitis. Our dermatology products face competition in the United States from several prescription products, including Novartis’ Elidel® Cream, a prescription medicine used on the skin (topical) to treat eczema (atopic dermatitis), and Astellas’ Protopic®, a prescription ointment used to treat moderate to severe eczema.

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

Our products can replace the use of saline for debriding and moistening a dressing and can be used as a complementary product with many advanced wound care technologies, such as the VAC Therapy System from Kinetic Concepts Inc., skin substitute products from Smith & Nephew, Advanced BioHealing, now called Shire Regenerative Medicine, Integra Life Sciences, Life Cell, Organogenesis and Ortec International, and ultrasound products from Celleration. We believe that Microcyn® Technology can enhance the effectiveness of many of these advanced wound care technologies. Because Microcyn® is competitive with some of the large wound care companies’ products and complementary to others, we may compete with such companies in some product lines and complement such companies in other product lines.

Animal Healthcare

The distribution and manufacture of animal health products is highly competitive. We compete with numerous vendors and distributors based on customer relationships, service and delivery, product selection, price and e-commerce capabilities. Manufacturers have also invested heavily in the animal health industry by developing direct sales capabilities, which has intensified competition. Most of our products are available from several sources, including other distributors and vendors, and our customers tend to have relationships with several distributors. In addition, our competitors could obtain exclusive rights to distribute certain products, eliminating our ability to distribute those products. Consolidation in the animal healthcare distribution business could result in existing competitors increasing their market share, which could give them greater pricing power, decrease our revenues and profitability, and increase the competition for customers. Our primary competitors in the United States include the following:

•	Animal Health International, Inc.;
•	Henry Schein, Inc.;
•	Innovacyn, Inc.;
•	Patterson Companies, Inc.;
•	other national, regional, local and specialty distributors; and
•	manufacturers with direct sales capabilities.

The role of the animal health product distributor has changed dramatically during the last decade. Successful distributors are increasingly providing value-added services in addition to the products they have traditionally provided. We believe that to remain competitive we must continue to add value to the distribution channel, while removing unnecessary costs associated with product movement.

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

Some of our competitors in the dermatology, advanced wound and tissue care markets and animal healthcare enjoy several competitive advantages, including:

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

Medical Device Regulation

To date, Microcyn® has received eight 510(k) clearances for use as a medical device in wound care management (cleaning, debridement, lubricating, moistening and dressing), including for acute and chronic wounds, and in dermatology applications. Any future product candidates or new applications using Microcyn® that are classified as medical devices will require clearance by the FDA.

Medical devices, such as Microcyn® Wound Care, are subject to FDA clearance and extensive regulation under the Federal Food Drug and Cosmetic Act. Under the Federal Food Drug and Cosmetic Act, medical devices are classified into one of three classes: Class I, Class II or Class III. The classification of a device into one of these three classes generally depends on the degree of risk associated with the medical device and the extent of control needed to ensure safety and effectiveness.  Devices may also be designated unclassified. Unclassified devices are legally marketed pre-amendment devices for which a classification regulation has yet to be finalized and for which a pre-market approval is not required.

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

Anti-Kickback Laws. Our operations are subject to federal and state anti-kickback laws. The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration directly or indirectly to induce either the referral of an individual for a good or service reimbursed under a federal healthcare program, or the furnishing, recommending, or arranging of a good or service, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. The definition of “remuneration” has been broadly interpreted to include anything of value, including such items as gifts, discounts, the furnishing of supplies or equipment, waiver of co-payments, and providing anything at less than its fair market value. Because the Anti-Kickback Statute makes illegal a wide variety of common (even beneficial) business arrangements, the Office of Inspector General was tasked with issuing regulations, commonly known as “safe harbors,” that describe arrangements where the risk of illegal remuneration is minimal. As long as all of the requirements of a particular safe harbor are strictly met, the entity engaging in that activity will not be prosecuted under the federal Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, business arrangements that do not fully satisfy an applicable safe harbor may result in increased scrutiny by government enforcement authorities, such as the Office of Inspector General. Our agreements to pay compensation to our advisory board members and physicians who provide other services for us may be subject to challenge to the extent they do not fall within relevant safe harbors under state and federal anti-kickback laws. In addition, many states have adopted laws similar to the federal Anti-Kickback Statute which apply to the referral of patients for health care services reimbursed by Medicaid, and some have adopted such laws with respect to private insurance. Violations of the Anti-Kickback Statute are subject to significant fines and penalties and may lead to a company being excluded from participating in federal health care programs.

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

Health Information Privacy and Security.

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

We received our CE certificate for Dermacyn® Wound Care as a Class IIB medical device in February 2004 In February 2014 we received our CE certification for GramaDerm®Solution and GramaDerm® Hydrogel for topical treatment of mild to moderate acne. We may not be able to maintain the requirements established for CE Marks for any or all of our products or be able to produce these products in a timely and profitable manner while complying with the requirements of the Medical Devices Directive and other regulatory requirements.

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

In addition to its Operating Notice, our Mexico subsidiary has obtained a “Good Processing Practices Certificate” issued by Mexican Federal Commission for the Protection against Sanitary Risks, which demonstrates that the manufacturing of Microcyn® at the facility located in Zapopan, Mexico, operates in accordance with the applicable official standards.

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

The Ministry of Health classifies the medical devices in three classes:

•	Class I. Devices for which safety and effectiveness have been duly proved and are generally not used inside the body;

•	Class II. Devices that may vary with respect to the material used for its fabrication or in its concentration and generally used inside of the body for a period no greater than 30 days; and

•	Class III. New devices or recently approved devices in the medical practice or those used inside the body and which shall remain inside the body for a period greater than 30 days.

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

Research and Development

Research and development expense consists primarily of personnel expenses, clinical and regulatory services and supplies. For the years ended March 31, 2014 and 2013, research and development expense amounted to $2,887,000 and $2,223,000, respectively. None of these expenses were borne by our customers.

Significant Customers

We rely on certain key customers for a significant portion of our revenues. At March 31, 2014 we had net accounts receivable of $1,790,000. Additionally, at March 31, 2014, one customer represented 44%, one customer represented 15%, and one customer represented 12% of the net accounts receivable balance. At March 31, 2013, one customer represented 34%, one customer represented 26%, and one customer represented 15% of the net accounts receivable balance. During the year ended March 31, 2014, one customer represented 38%, and another customer represented 23%, respectively, of net revenues. During the year ended March 31, 2013, one customer represented 25% and another customer represented 13%, respectively, of net revenues.

Our Employees

As of May 24, 2014, we employed a total of 32 employees in the United States and the Netherlands, 31 of which were full-time.  Additionally, we had 70 employees in Mexico, all of which were contracted through an employment agency. We are not a party to any collective bargaining agreements. We believe our relations with our employees are good.

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

We reported net income of $3,735,000 and losses from operations of $6,051,000 for the year ended March 31, 2014. We reported net losses of $5,431,000 and losses from operations of $3,374,000 for the year ended March 31, 2013. At March 31, 2014, our accumulated deficit amounted to $134,010,000. During the year ended March 31, 2014, net cash used by operating activities amounted to $4,890,000. At March 31, 2014, our working capital amounted to $1,970,000. We expect to continue incurring losses for the foreseeable future and may never achieve or sustain profitability. We may need to raise additional capital to pursue product development initiatives and to penetrate markets for the sale of our products. We believe that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means. If the economic climate in the United States does not improve or further deteriorates, our ability to raise additional capital could be negatively impacted. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. These measures could cause significant delays in our efforts to commercialize our products in the United States, which are critical to the realization of our business plan and to future operations.

We derive a substantial portion of our revenue from our partnership with Innovacyn and based on new contract negotiations we may lose some or all of that revenue.

For the fiscal year ended March 31, 2014, approximately 23% of our total revenues were derived from our agreement with Innovacyn, our animal health care partner. In April of 2014, Innovacyn, notified us that over the next twelve months Innovacyn will transition to a new supplier of animal care products. We are discussing a transition agreement with Innovacyn. We are actively seeking new distribution channels and locating a new animal health care partner. We can give no assurances that we will be able to find a new animal health care partner under terms acceptable to us, if at all. If we are unable to locate new distribution channels or a new animal health care partner, our results of operations and financial condition may be adversely affected.

Our strategy to separate our businesses into two publicly traded companies may have a negative impact on our business operations, operating results and assets.

On March 26, 2014, our formerly wholly-owned subsidiary, Ruthigen, Inc. closed its initial public offering. As a result, we now own a minority interest in Ruthigen. There are various uncertainties and risks relating to this separation that could have, and in some cases have had, a negative impact on our business operations, operating results or assets, including: (i) the distraction of management and disruption of operations; (ii) perceived uncertainties as to our future direction may result in increased difficulties in recruiting and retaining employees, particularly highly qualified employees; (iii) perceived uncertainties as to our future direction may have a negative impact on our relationships with our customers, suppliers, vendors and partners and may result in the loss of business opportunities; (iv) the process of completing the separation may be time consuming and expensive and may result in the loss of business opportunities; and (v) we may not be able to successfully achieve the benefits of any strategic alternative undertaken by us.

The value of the shares we hold in Ruthigen may fluctuate dramatically, which may affect the value of our assets and could negatively affect our stock price.

On March 21, 2014, our previously consolidated, wholly-owned subsidiary, Ruthigen, announced its initial public offering which closed March 26, 2014. On April 10, 2014, we had a non-controlling 43% interest in Ruthigen. As such, our interest in Ruthigen is now reported as an asset on our financial statements rather than a consolidated subsidiary. Because we own shares in a public company, the value of this asset may fluctuate and the value stated in our financial reports may change substantially over time. Given that we no longer control Ruthigen, we have very little means to control the value of the asset. If the value of our holdings in Ruthigen decreases or fluctuates, it may adversely affect the value of our stock price.

The shares we own in Ruthigen are not liquid and we may never be able to realize cash for the value stated in our financials.

According to the terms of our separation agreement, we are unable to transfer any of the Ruthigen shares we own for one year following the initial public offering of Ruthigen without the written consent of Ruthigen’s Board. After the one-year lock up expires, we have agreed to additional transfer restrictions that may make it difficult to sell the shares we own in Ruthigen in a timely manner, if at all. Therefore, we may be unable to realize the value of this asset even after the lock up period expires. Furthermore, we can give no assurance that a liquid trading market for Ruthigen shares will develop and be sustained in the future and we may be unable to sell the shares we own in Ruthigen for the amount at which they are valued, if at all.

Our Company and Ruthigen may be unable to achieve some or all of the benefits that we expect to achieve through the Separation.

We have entered into certain new agreements with our formerly wholly-owned subsidiary, Ruthigen, Inc. that govern our relationship with Ruthigen following the completion of Ruthigen’s initial public offering. Each of these agreements (the “Ancillary Agreements”) was entered into in the overall context of Ruthigen’s separation from us (the “Separation”). The effective date for the Ancillary Agreements is March 26, 2014, the closing date of Ruthigen’s initial public offering.

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

If we are not able to maintain compliance with the continued listing standards as set forth in the Nasdaq Listing Rules for Nasdaq Capital Market companies, our common stock will likely be delisted from The NASDAQ Capital Market and an associated decrease in liquidity in the market for our common stock may occur. In addition, the delisting of our common stock could materially adversely affect our access to the capital markets, and any limitation on liquidity or reduction in the price of our common stock could materially adversely affect our ability to raise capital on terms acceptable to us or at all. Delisting from The NASDAQ Capital Market could also result in the potential loss of confidence by our business partners and suppliers, the loss of institutional investor interest and fewer business development opportunities.

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

We have obtained eight 510(k) clearances in the United States that permit us to sell Microcyn®-based products as medical devices. In December 2013, we announced that we had received our latest 510(k) device clearance from the FDA for our new Microcyn® Scar Management HydroGel. Before we are permitted to sell Microcyn® as a drug in the United States, we must, among other things, successfully complete additional preclinical studies and well-controlled clinical trials, submit a new drug application to the FDA and obtain FDA approval.

The FDA approval process is expensive and uncertain, requires detailed and comprehensive scientific and other data and generally takes several years. Despite the time and expense exerted, approval is never guaranteed. Even if we obtain FDA approval to sell Microcyn® as a drug, we may not be able to successfully commercialize Microcyn® as a drug in the United States and may never recover the substantial costs we have invested in the development of our Microcyn®-based products.

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

We established a nutritional products division under the name Napa Valley Nutritionals in the beginning of 2012 to expand our product pipeline. The name of the division was subsequently changed to NVN Therapeutics. This division was originally intended to develop and manufacture medical foods with a primary focus on the women’s healthcare market. However, as a result of recently revised FDA guidance regarding medical foods, we have ceased production of medical foods and we are redirecting our efforts into the development and manufacture of dietary supplements for this same women’s healthcare market. If we cannot generate sufficient revenues from the sale of such products, we may cease operations in this nutritional products division. In addition, the introduction of new products by competitors, changes in medical practices and procedures, and regulatory changes can result in product obsolescence.

If our products do not gain market acceptance, our business will suffer because we might not be able to fund future operations.

A number of factors may affect the market acceptance of our products or any other products we develop or acquire, including, among others:

—	the price of our products relative to other products for the same or similar treatments;

—	the perception by patients, physicians and other members of the healthcare community of the effectiveness and safety of our products for their indicated applications and treatments;

—	changes in practice guidelines and the standard of care for the targeted indication;

—	our ability to fund our sales and marketing efforts; and

—	the effectiveness of our sales and marketing efforts or our partners’ sales and marketing efforts.

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

We depend on third parties and intend to continue to license or collaborate with third parties in various potential markets, and events involving these strategic partners or any future collaboration could delay or prevent us from developing or commercializing products.

Our business strategy and our short- and long-term operating results depend in part on our ability to execute on existing strategic collaborations and to license or partner with new strategic partners. We believe collaborations allow us to leverage our resources and technologies and to access markets that are compatible with our own core areas of expertise while avoiding the cost of establishing or maintaining a direct sales force in each market. We may incur significant costs in the use of third parties to identify and assist in establishing relationships with potential collaborators. We currently have a small direct sales force which sells our products in the wound care and women’s health markets, and we intend to slowly expand the geographical coverage of our direct sales force.

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

We currently use a direct sales force to sell our products in the wound care and women’s health markets, while we have established partnerships to commercialize our products in the animal healthcare and dermatology markets. Expanding our sales force is expensive and time consuming, and the lack of qualified sales personnel could delay or limit the success of our product launch in the United States. Our domestic sales force, if established, will be competing with the sales operations of our competitors, which are better funded and more experienced. We may not be able to develop domestic sales capacity on a timely basis, or at all.

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

The machines used to manufacture our Microcyn®-based products are complex, use complicated software and must be monitored by highly trained engineers. Slight deviations anywhere in our manufacturing process, including quality control, labeling and packaging, could lead to a failure to meet the specifications required by the FDA, the Environmental Protection Agency, European Notified Bodies, Mexican regulatory agencies and other foreign regulatory bodies, which may result in lot failures or product recalls. If we are unable to obtain quality internal and external components, mechanical and electrical parts, if our software contains defects or is corrupted, or if we are unable to attract and retain qualified technicians to manufacture our products, our manufacturing output of Microcyn®, or any other product candidate based on our platform that we may develop, could fail to meet required standards, our regulatory approvals could be delayed, denied or revoked, and commercialization of one or more of our Microcyn®-based products may be delayed or foregone. Manufacturing processes that are used to produce the smaller quantities of Microcyn® needed for clinical tests and current commercial sales may not be successfully scaled up to allow production of significant commercial quantities. Any failure to manufacture our products to required standards on a commercial scale could result in reduced revenues, delays in generating revenue and increased costs.

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

We also have agreed to certain prohibitions on our intellectual property. Pursuant to the License and Supply Agreement we entered into with our subsidiary, Ruthigen, Inc., we agreed to exclusively license certain of our proprietary technology to Ruthigen to enable Ruthigen’s research and development and commercialization of the newly discovered RUT58-60, and any improvements to it, in the United States, Canada, European Union and Japan for certain invasive procedures in human treatment as defined in the License and Supply Agreement. Under the terms of the agreement, we are also prohibited from using the licensed proprietary technology to sell products that compete with Ruthigen’s products within the defined territory. Such agreement will take effect as of the closing date of Ruthigen’s initial public offering, if any should occur. In addition, we granted a security interest in our assets, excluding certain intellectual property under specific circumstances, under a loan and security agreement. If we do not protect our rights adequately, third parties could use our technology, and our ability to compete in the market would be reduced.

Although we have filed several U.S. and foreign patent applications related to our Microcyn®-based products, the manufacturing technology for making the products, and their uses, only five U.S. patents have been issued from these applications to date.

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

Our ability to generate revenue will be diminished if we are unable to obtain acceptable prices or an adequate level of reimbursement from third-party payors of health care costs.

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

There is significant uncertainty concerning third-party coverage and reimbursement of newly approved medical products and drugs. Third-party payors are increasingly challenging the prices charged for medical products and services. Also, the trend toward managed healthcare in the United States and the concurrent growth of organizations such as HMOs, as well as legislative proposals to reform healthcare or reduce government insurance programs, may result in lower prices for or rejection of our products. The cost containment measures that health care payors and providers are instituting and the effect of any healthcare reform could materially and adversely affect our ability to generate revenues.

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

We have material international operations in Mexico and Europe. During the years ended March 31, 2014 and 2013, approximately 43% and 53% of our total revenues respectively were generated from sales outside of the United States. Our business is highly regulated for the use, marketing and manufacturing of our Microcyn®-based products both domestically and internationally. Our international operations are subject to risks, including:

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

Although we have a significant number of customers in each of the geographic markets that we operate in, we rely on certain key customers for a significant portion of our revenues. During the year ended March 31, 2014, one customer represented 38%, and another customer represented 23% of net revenues.  During the year ended March 31, 2013, one customer represented 25%, and another customer represented 13% of net revenues. In the future, a small number of customers may continue to represent a significant portion of our total revenues in any given period. These customers may not consistently purchase our products at a particular rate over any subsequent period. The loss of any of these customers could adversely affect our revenues.

Negative economic conditions increase the risk that we could suffer unrecoverable losses on our customers’ accounts receivable which would adversely affect our financial results.

We grant credit to our business customers, which are primarily located in Mexico, Europe and the United States. Collateral is generally not required for trade receivables.  We maintain allowances for potential credit losses. At March 31, 2014, one customer represented 44%, one customer represented 15%, and one customer represented 12% of the net accounts receivable balance. At March 31, 2013, one customer represented 34%, one customer represented 26%, and one customer represented 15% of the net accounts receivable balance. While we believe we have a varied customer base and have experienced strong collections in the past, if current economic conditions disproportionately impact any one of our key customers, including reductions in their purchasing commitments to us or their ability to pay their obligations, it could have a material adverse effect on our revenues and liquidity. We have not purchased insurance on our accounts receivable balances.

The loss of key members of our senior management team, any of our directors, or our highly skilled scientists, technicians and salespeople could adversely affect our business.

Our success depends largely on the skills, experience and performance of key members of our executive management team, including Jim Schutz, our Chief Executive Officer and Robert Northey, our Vice President of Research and Development. The efforts of these people will be critical to us as we continue to develop our products and attempt to commercialize products in the wound and skin care markets. If we were to lose one or more of these individuals, we might experience difficulties in competing effectively, developing our technologies and implementing our business strategies.

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

In December 2011, we initiated a voluntary recall of select lot numbers of certain of our Microcyn®-based products due to product labeling. The voluntary recall was prompted after notification by the FDA that a limited number of our products were improperly labeled. The recall was classified by the FDA as a Class II recall, which means the probability of serious health consequences was remote. Customer safety and product quality are critically important to us and to date we have received no complaints regarding customer safety or product quality issues. The costs of the voluntary recall were nominal and there were no restrictions on our future sales of Microcyn®-based products, other than revising our product labeling for certain products. The voluntary recall did not materially impact revenues.

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

Anti-takeover provisions in our certificate of incorporation and by-laws and under Delaware law may make it more difficult for stockholders to change our management and may also make a takeover difficult.

Our corporate documents and Delaware law contain provisions that limit the ability of stockholders to change our management and may also enable our management to resist a takeover. These provisions include:

•	the ability of our board of directors to issue and designate, without stockholder approval, the rights of up to 5,000,000shares of convertible preferred stock, which rights could be senior to those of common stock;

•	limitations on persons authorized to call a special meeting of stockholders; and

•	advance notice procedures required for stockholders to make nominations of candidates for election as directors or to bring matters before meetings of stockholders.

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

Our Certificate of Incorporation allows us to issue up to 14,285,715 shares of our common stock and to issue and designate, without stockholder approval, the rights of up to 5,000,000 shares of convertible preferred stock. In the event we issue additional shares of our capital stock, dilution to our stockholders could result. In addition, if we issue and designate a class of convertible preferred stock, these securities may provide for rights, preferences or privileges senior to those of holders of our common stock.

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

On October 31, 2011, we leased approximately 1,800 square feet of office and manufacturing space in Sacramento, California. On August 30, 2012, we entered into an amendment to our lease dated October 31, 2011 for the property located at 3045 65th Street, Suite 13, Sacramento, California 95820, to amend the lease to include a 3,000 square foot industrial unit located at 3021 65th Street, Sacramento, California, and to extend the lease on both properties to October 31, 2013. The total rent for both properties is $2,610 per month. On March 7, 2014, we exited these leases. We incurred no additional costs by exiting the leases.

On June 15, 2013, we leased office space in Mexico with an address of: Av De Las Americas, 1592 Piso 7, en la Colonia Country Club en Guadalajara Jalisco, CP 44637 for 23,400 Mexican Pesos (approximately $1,800 USD) per month. One months’ rent was required as a deposit. If we terminate this lease within the first year, a penalty in the amount of 12 months’ rent is applicable. If we terminate the contract within the second year, a penalty in the amount of 8 months’ rent is applicable. The lease term is for 3 years, beginning on June 15, 2013.

Also on June 15, 2013, we leased warehouse space in Mexico with an address of: Industra Mecanica Numero 2168 en el Fraccionamiento Industrial Zapopan Norte, de esta Ciudad for 35,000 Mexican Pesos (approximately $2,700 USD) per month. A deposit equal to two months’ rent was required. The lease term is from June 15, 2013 to June 14, 2014.

We currently rent approximately 800 square feet of sales office space in Herten, the Netherlands.  The office space is rented on a month to month basis for $1,700 per month and requires a sixty day notice for cancellation.

As we expand, we may need to establish manufacturing facilities in other countries. We believe that our properties will be adequate to meet our needs through March 31, 2015.

ITEM 3. Legal Proceedings

On July 25, 2011, we received notice of a lawsuit filed in Mexico by Cesar Mangotich Pacheco and Prodinnv, S.A. de C.V. represented by Cesar Mangotich Pacheco. The lawsuit alleged conversion of assets, tortious interference and defamation, among other claims. In 2014, the case was dismissed due to inactivity. We remain of the opinion that the lawsuit was completely without merit.

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

As of June 23, 2014, we had 8,460,145 shares of common stock issued and outstanding.

The following table sets forth the range of high and low sales prices for our common stock for each quarter during the last two fiscal years, based on the last daily sale in each of the quarters:

	Year Ended March 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Stock price-high	$6.00	$3.07	$4.74	$5.84
Stock price-low	$2.49	$2.31	$2.31	$3.03

	Year Ended March 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Stock price-high	$9.31	$7.00	$6.30	$5.74
Stock price-low	$4.55	$4.48	$3.64	$2.80

Holders

As of June 25, 2014, we had approximately 389 holders of record of our common stock. Holders of record include nominees who may hold shares on behalf of multiple owners.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

February 26, 2014 Offering

On February 21, 2014, we entered into agreements with institutional and accredited investors for the sale of $1.35 million in units, consisting of shares of our common stock and Series A and Series B warrants yielding net proceeds of $1,186,000. Each Unit was priced at $3.00 and comprised of one share of common stock, a Series A warrant and a certain number of Series B warrants. The Series A Warrants have an exercise price per share of $3.00 and expire five years from the date of issuance. The Series B Warrants are not exercisable for six months from the closing, have an exercise price per share of $3.63 and expire on the later of (a) one year from the earlier of (i) the effective date of an effective registration statement pursuant to which all the Series B Warrant shares are registered for resale and (ii) the date that all Series B Warrant shares may be sold by the holder pursuant to Rule 144 (without volume limitations and assuming cashless exercise) and (b) one year anniversary of the closing of the initial public offering of our subsidiary, Ruthigen, Inc. We retained Dawson James Securities, Inc. as the exclusive placement agent for this offering, and we paid them $94,630 in placement agent commissions. The offering closed on February 26, 2014.

In addition to the payment of certain cash fees upon closing of the offering, we issued a warrant to Dawson James Securities, Inc. to purchase up to 69,037 shares of common stock. The warrants are exercisable at $3.00 per share and will expire on May 3, 2016. The warrant issued to Dawson James Securities, Inc. has no registration rights, but does contain cashless exercise provisions.

The Shares and Series A Warrants were offered pursuant to a shelf registration statement (File No. 333-171411), that was declared effective on May 3, 2011 by the Securities and Exchange Commission. The Series B Warrants, the shares underlying the Series B Warrants, the Dawson warrants and the shares underlying the Dawson warrants are not registered and were sold pursuant to an exemption from registration for sales to a limited number of qualified institutional buyers. We used the net proceeds from the offering for working capital and general corporate purposes.

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

Issuer Purchases of Equity Securities

There were no repurchases made by us or on our behalf, or by any “affiliated purchaser,” of shares of our common stock during the quarter ended March 31, 2014.

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

A description of significant accounting policies that require us to make estimates and assumptions in the preparation of our consolidated financial statements is as follows:

Long-Term Investments

Our long-term investments consisted of the shares it owns in Ruthigen at March 31, 2014. We carry securities that do not have a readily determinable fair value at cost. We have not recorded any impairment losses during the years ended March 31, 2014 as it relates to its investments held.

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

The selling prices of all goods are fixed, and agreed to with the customer, prior to shipment. Selling prices are generally based on established list prices. We do not customarily permit our customers to return any products for monetary refunds or credit against completed or future sales. We may, from time to time, replace expired goods on a discretionary basis. We record these types of adjustments, when made, as a reduction of revenue. Sales adjustments were insignificant during the years ended March 31, 2014 and 2013.

We evaluate the creditworthiness of new customers and monitor the creditworthiness of our existing customers to determine whether events or changes in their financial circumstances would raise doubt as to the collectability of a sale at the time in which a sale is made. Payment terms on sales made in the United States are generally 30 days and internationally, generally range from 30 days to 90 days.

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

Deconsolidation of Ruthigen, Inc.

On March 26, 2014, we deconsolidated our formerly wholly-owned subsidiary Ruthigen in connection with the completion of Ruthigen’s initial public offering of its common stock. As a result of the initial public offering, our ownership interest in Ruthigen decreased to approximately 43%. Ruthigen’s results of operations and cash flows through March 26, 2014 have been included in our consolidated financial statements.

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by the FASB, SEC and/or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Comparison of Fiscal Year Ended March 31, 2014 and 2013

Revenues

Total revenues were $13,668,000 for the fiscal year ended March 31, 2014 as compared to $15,452,000 in the fiscal year ended March 31, 2013. This consisted of total product revenues, including product licensing fees received, of $12,723,000 for the fiscal year ended March 31, 2014 compared to $14,583,000 in the fiscal year ended March 31, 2013. Product revenues were down 13% from the same period last year with decreases in US, Mexico and China, which were partially offset by increases in Europe, the Middle East, India and Singapore.

Product revenue in the United States for the year ended March 31, 2014 decreased $1,502,000, or 22%, due to decline in sales in animal healthcare, dermatology and other markets. We recorded revenue from our partner Innovacyn in the amounts of $3,100,000 and $3,906,000 for the year ended March 31, 2014 and 2013, respectively. The decline in revenue attributed to other products was partially due to a decrease in sales related to the discontinuation of our partnerships with Union Springs and Onset Pharmaceuticals as well as a decline in sales to Quinnova.

Revenue in Mexico for the fiscal year ended March 31, 2014 decreased $627,000, or 11%, when compared to the same period in the prior year as a result of the More Pharma transaction closing in August 2013. The impact of the transaction resulted in increased sales in the fiscal year ended March 31, 2013, to existing customers prior to the close of the transaction, as well as sales related to More Pharma. The higher unit volume growth of 12% and the recognition of $1,501,000 related to the amortization of upfront fees paid by More Pharma was more than offset by about a 32% reduction in the average overall sales price per unit. As a result of the transfer of the sales function in Mexico to More Pharma, our related operating expenses in Mexico were $1,001,000 lower than that in the same period last year.

Revenue in Europe and Rest of World for the fiscal year ended March 31, 2014 increased $269,000, or 15%, as compared to the same period in the prior year, with increases in sales in Europe, the Middle East, India, and Singapore, which was partially offset by a decrease in China.

The following table shows our product revenues by geographic region:

	Fiscal year Ended March 31,
	2014	2013	$ Change	% Change
United States	$5,340,000	$6,842,000	$(1,502,000)	(22)%
Mexico	5,259,000	5,886,000	(627,000)	(11)%
Europe and Rest of World	2,124,000	1,855,000	269,000	15%
Total	$12,723,000	$14,583,000	$(1,860,000)	(13)%

Licensing revenues were $1,829,000 and $1,686,000 for the fiscal year ended March 31, 2014 and 2013, respectively. These amounts primarily relates to More Pharma and are included in our calculation of product revenues and are reflected in the table above under the respective geographic region where such licensing revenues were earned.

Service revenues increased $76,000 when compared to the same period in the prior year due to an increase in the number of tests provided by our services business.

Gross Profit

We reported gross profit related to our Microcyn® products of $8,213,000 or 65% of product revenues, during the fiscal year ended March 31, 2014, compared to a gross profit of $10,607,000, or 73% of product revenues, for the same period in the prior year. Licensing revenues are included in our calculation of product revenues and gross profit for the fiscal year ended March 31, 2014 and 2013. Gross margins were down mostly due to the decline of margins in Mexico related to the More Pharma transaction and in the U.S. due to lower revenue, partially offset by higher gross margins in Europe.

Research and Development Expense

Research and development increased $664,000, or 30%, to $2,887,000 for the fiscal year ended March 31, 2014, compared to $2,223,000 for the same period in the prior year, with an expense increase of $1,120,000 to $1,378,000 incurred by Ruthigen. The increased expense related to Ruthigen was partially offset by a decrease in clinical related costs of $227,000.

We expect that our research and development expense will decrease since we will not be spending any funds on Ruthigen.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased $333,000, or 3%, to $11,561,000 during the fiscal year ended March 31, 2014, as compared to $11,894,000 for the same period in the prior year. The decrease for the fiscal year ended March 31, 2014 was primarily due to a reduction in selling expenses in Mexico of $1,001,000, which was offset by higher costs related to Ruthigen.

We expect selling, general and administrative expenses to remain at the same level in the next year.

Other Expense, Net

Other expense, net, decreased $44,000, or 35%, to $81,000 for the fiscal year ended March 31, 2014, compared to other expense, net of $125,000 for the same period in the prior year. The change in other expense, net for the fiscal year ended March 31, 2014 foreign exchange gains and losses and franchise tax expenses.

Interest Expense and Interest Income

Interest expense decreased $49,000, or 4%, during the fiscal year ended March 31, 2014 to $1,058,000, as compared to $1,107,000 for the same period in the prior year. The cash and non-cash interest is primarily related to borrowings from Venture Lending & Leasing V, Inc. and Venture Lending & Leasing VI, Inc. (collectively “VLL”). As of December 16, 2013, the outstanding debt and future interest payments due to VLL was settled in full as a result of VLL liquidating common stock issued pursuant to the terms of a stock purchase agreement we entered into with the entities on October 30, 2012. Non-cash interest increased $402,000 due to the settlement of $94,000 of future interest payments and the recognition of $475,000 of non-cash interest related to the amortization of the discount on notes payable offset by lower non-cash interest recorded during the nine months ended December 31, 2013 due to the maturity of two of the VLL notes during the period. Cash-related interest decreased $187,000 for the fiscal year ended March 31, 2014, primarily due to the maturity of two of the VLL notes during the period. Interest income for the fiscal year ended March 31, 2014 showed no material change as compared to the same period in the prior year.

Derivative Liabilities

In connection with our February 26, 2014 registered direct offering we issued a series of common stock purchase warrants which contain cash settlement provisions. On the initial measurement date of February 26, 2014, we recorded the fair value of the common stock purchase warrants as derivative liabilities and due to a decrease in the value of our common stock from the initial measurement date to March 31, 2014, we recorded the change in fair value of our derivative liabilities as a non-cash loss of $1,566,000. As of March 31, 2014 we have derivative liabilities of $3,175,000 as compared to $0 for the previous year.

Fair Value of Common Stock Issued with Stock Purchase Agreement

During the fiscal year ended March 31, 2014 we recorded a gain of $1,357,000, and during the fiscal year ended March 31, 2013 we recorded a loss of $1,599,000, on the fair value of common stock issued pursuant to the terms of a stock purchase agreement we entered into with VLL on October 30, 2012 for the issuance to the entities of shares of our common stock having an initial aggregate fair market value equal to $3,500,000. This gain was attributed to an increase in our stock price from March 31, 2013 to the value on the closing of the sale of the shares of common stock by VLL on December 4, 2013.

Accounting for our Investment in Ruthigen, Inc.

On March 26, 2014, our formerly wholly-owned subsidiary Ruthigen, Inc. completed an initial public offering of its common stock. As a result, during the three months ended March 31, 2014, we recorded a gain in the amount of $11,133,000 related to the accounting treatment of the deconsolidation of the former subsidiary which required us to record our investment in Ruthigen at fair market value.

Net Income (Loss)

Net income for the fiscal year ended March 31, 2014 was $3,735,000, an increase of $9,166,000, as compared to net loss of $5,431,000 for the same period in the prior year. The increase is primarily related to the gain of $11,133,000 related to the Ruthigen, Inc. transaction previously described, which was partially offset by losses from operations of $6,051,000.

Liquidity and Capital Resources

We reported a net income of $3,735,000 and losses from operations of $6,051,000 for the year ended March 31, 2014. At March 31, 2014, our accumulated deficit amounted to $134,010,000. We had working capital of $1,970,000 as of March 31, 2014. In the future, we may raise additional capital from external sources in order to continue the longer term efforts contemplated under our business plan. We expect to continue incurring losses for the foreseeable future and may need to raise additional capital to pursue our product development initiatives, to penetrate markets for the sale of our products and continue as a going concern. We cannot provide any assurances that we will be able to raise additional capital. Our management believes that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means, if needed; however, we have not secured any commitment for new financing at this time, nor can we provide any assurance that new financing will be available on commercially acceptable terms, if needed.

Sources of Liquidity

As of March 31, 2014, we had cash and cash equivalents of $5,480,000. Since our inception, substantially all of our operations have been financed through sales of equity securities. Other sources of financing that we have used to date include our revenues, as well as various loans.

Since April 1, 2012, substantially all of our operations have been financed through the following transactions:

•	proceeds of $1,323,000 received from the exercise of common stock purchase warrants and options;
•	net proceeds of $2,797,000 received from a registered direct offering of common and preferred stock on April 22, 2012;
•	net proceeds of $3,291,000 from sale of shares pursuant to October 2012 stock purchase agreement;
•	net proceeds of $3,052,000 received from an underwritten offering on March 12, 2013;
•	net proceeds of $2,002,000 received from a registered direct offering on December 9, 2013;
•	net proceeds of $1,187,000 received from a registered direct offering on February 26, 2014; and
•	net proceeds of $983,553 received from an At the Market Issuance of common stock as of May 21, 2014.

April 2012 Registered Direct Offering

On April 25, 2012, we closed on agreements with institutional and accredited investors to issue up to: a) 337,143 shares of common stock b) 1,000 shares of Series A 0% Convertible Preferred Stock (the “Series A Preferred Stock”); and c) warrants to purchase up to 495,873 shares of common stock, or the Warrants. We also offered up to 158,730 shares of common stock issuable upon conversion of the Series A Preferred Stock and 495,873 shares of common stock in the event the Warrants are exercised. The Warrants have an initial exercise price of $8.26 per share, are not exercisable for six months from the date of issuance, and an exercise term of 2.5 years from the date of issuance. We received approximately $3,124,000 in gross proceeds from the sale of these securities. Net proceeds after deducting the placement agent commissions, legal expenses and other offering expenses, and assuming no exercise of the Warrants, was $2,797,000. We paid approximately $219,000 in placement agent commissions. On May 4, 2012, one of the investors, and the sole holder of Series A Preferred Stock, converted 1,000 shares of the Series A Preferred Stock purchased in the transaction into 158,730 shares of common stock. No shares of Series A Preferred Stock are currently outstanding.

On October 29, 2012, we entered into a side letter agreement with Sabby Healthcare Volatility Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd., (collectively, “Sabby”) to amend the terms of the warrants issued to Sabby in conjunction with our April 22, 2012 registered direct offering. Pursuant to the amendment, Sabby agreed to waive certain net-cash settlement features contained in the warrants in exchange for our agreement to a two-year extension of the expiration date of the warrants. Accordingly, the expiration date of the warrants issued to Sabby in connection with the April 22, 2012 registered direct offering was extended from October 25, 2014 to October 25, 2016. No other terms, rights or provisions of the purchase agreement or warrants were modified by the terms of the side letter agreement.

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

December 9, 2013 Offering

On December 4, 2013, we entered into agreements with institutional and accredited investors to issue 550,000 shares of its common stock at $4.00 per share, with no warrant coverage, yielding gross proceeds of $2,200,000 and net proceeds of $2,002,000 after deducting placement agent commissions and other offering costs. We paid $154,000 in placement agent commissions. In addition to the payment of certain cash fees upon closing of the offering, we issued a warrant to Dawson James Securities, Inc. to purchase up to 16,500 shares of common stock. The warrants are exercisable at $5.00 per share and will expire on May 3, 2016. The offer closed on December 9, 2013.

February 26, 2014 Offering

On February 21, 2014, we entered into agreements with institutional and accredited investors for the sale of $1,352,000 in units, consisting of shares of our common stock and Series A and Series B warrants yielding net proceeds of $1,187,000 after deducting placement agent commissions and other offering costs. Each Unit was priced at $3.00 and was comprised of one share of common stock, a Series A warrant and a certain number of Series B warrants. The Series A Warrants will have an exercise price per share of $3.00 and expire five years from the date of issuance. The Series B Warrants will not be exercisable until six months following closing, will have an exercise price per share of $3.63 and expire on the later of (a) one year from the earlier of (i) the effective date of an effective registration statement pursuant to which all the Series B Warrant shares are registered for resale and (ii) the date that all Series B Warrant shares may be sold pursuant to Rule 144 (without volume limitations and assuming cashless exercise) and (b) one year anniversary of the closing of the initial public offering of our subsidiary, Ruthigen, Inc. We paid $94,630 in placement agent commissions. The offering closed on February 26, 2014.

In addition to the payment of certain cash fees upon closing of the offering, we issued a warrant to Dawson James Securities, Inc. to purchase up to 69,037 shares of common stock. The warrants are exercisable at $3.00 per share and will expire on May 3, 2016. The warrant issued to Dawson James Securities, Inc. has no registration rights, but does contain cashless exercise provisions.

At-the-Market Sales Issuance

On April 2, 2014, we entered into an At-the-Market Issuance Sales Agreement with MLV & Co. LLC under which we may issue and sell shares of our common stock having an aggregate offering price of up to $9,159,000 from time to time through MLV acting as our sales agent. We will pay MLV a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through MLV as agent under the Sales Agreement. As of June 24, 2014, we sold 300,000 shares for net proceeds of $982,000.

Material Trends and Uncertainties

In April of 2014, Innovacyn, our animal health care partner notified us that over the next twelve months Innovacyn will transition to a new supplier of animal care products. We are discussing a transition agreement with Innovacyn. For the fiscal year ended March 31, 2014, approximately 23% of our total revenues were derived from our agreement with Innovacyn. During the years ended March 31, 2014 and 2013, we recorded revenue related to these agreements in the amounts of $3,100,000 and $3,906,000, respectively. We are actively seeking new distribution channels and locating a new animal health care partner. Our revenue may be adversely impacted during this transition.

Cash Flows

As of March 31, 2014, we had cash and cash equivalents of $5,480,000, compared to $7,900,000 as of March 31, 2013.

Net cash used in operating activities during the year ended March 31, 2014 was $4,890,000, primarily due to our net income of $3,735,000, offset by non-cash transactions during the year ended March 31, 2014, including: $11,133,000 of unrealized gain on the deconsolidation of Ruthigen; a $1,357,000 gain on the fair value adjustment of common stock issued to VLL in connection with the stock purchase agreement dated October 30, 2012; a $1,566,000 loss on the fair value adjustment of our derivative liabilities; $1,451,000 of stock-based compensation expenses; and non-cash interest of $863,000.

Net cash provided by operating activities during the year ended March 31, 2013 was $1,150,000 primarily due to the receipt of a $5,100,000 upfront payment from More Pharma offset by our net loss of $5,431,000 for the period. Additionally, we had non-cash transactions during the year ended March 31, 2013, including: $1,601,000 of stock-based compensation expenses; a $767,000 gain on the fair value adjustment of our derivative liabilities; a $1,599,000 loss on the fair value adjustment of common stock issued in connection with the stock purchase agreement dated October 30, 2012; and non-cash interest of $624,000.

Net cash used in investing activities was $445,000 for the year ended March 31, 2014, consisting of $504,000 related to equipment purchases offset by $59,000 related to changes in long-term assets.

Net cash used in investing activities was $370,000 for the year ended March 31, 2013, consisting of $257,000 related to equipment purchases and $113,000 related to changes in long-term assets.

Net cash provided by financing activities was $2,945,000 for the year ended March 31, 2014. During the period ended March 31, 2014, we received net proceeds from the December 9, 2013 registered direct offering of common and preferred stock of $2,002,000 and net proceeds from the February 26, 2014 underwritten offering of common stock of $1,186,000. The offering proceeds were offset by principal payments on the debt in the amount of $1,615,000. We also received $1,295,000 in connection with the exercise of common stock purchase warrants.

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

Contractual Obligations

As of March 31, 2014, we had contractual obligations as follows (long-term debt amounts include principal payments only:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	After 3 Years
Long-term debt	$147,000	$143,000	$4,000	$–
Operating leases	725,000	321,000	404,000	–
Total	$872,000	$464,000	$408,000	$–

Operating Capital and Capital Expenditure Requirements

We reported a net income of $3,735,000 for the year ended March 31, 2014. At March 31, 2014, our accumulated deficit amounted to $134,010,000. We had working capital of $1,970,000 as of March 31, 2014.

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

To the Audit Committee of the

Board of Directors and Shareholders

of Oculus Innovative Sciences, Inc.

We have audited the accompanying consolidated balance sheets of Oculus Innovative Sciences, Inc. and Subsidiaries (the “Company”) as of March 31, 2014 and 2013, and the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oculus Innovative Sciences, Inc. and Subsidiaries, as of March 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum LLP

New York, NY

June 30, 2014

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2014	2013
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$5,480	$7,900
Accounts receivable, net	1,790	1,707
Due from affiliate	537	–
Inventories, net	1,088	992
Prepaid expenses and other current assets	647	935
Total current assets	9,542	11,534
Property and equipment, net	971	800
Deferred offering costs	–	44
Long-term investment, at cost	10,150	–
Other assets	128	187
Total assets	$20,791	$12,565

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$736	$808
Accrued expenses and other current liabilities	889	703
Current portion of cash settlement liability (See Note 10)	–	37
Deferred revenue	2,629	2,320
Current portion of long-term debt, net of debt discount of $0 and $521 at March 31, 2014 and 2013, respectively	143	1,259
Derivative liabilities	3,175	–
Total current liabilities	7,572	5,127
Deferred revenue, less current portion	1,152	2,619
Long-term debt, net of debt discount of $0 and $248 at March 31, 2014 and March 31, 2013, respectively, less current portion	4	676
Cash settlement liability, less current portion (See Note 10)	–	62
Total liabilities	8,728	8,484
Commitments and Contingencies
Stockholders’ Equity
Convertible preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued and outstanding at March 31, 2014 and 2013, respectively
Common stock, $0.0001 par value; 14,285,715 shares authorized, 8,160,145 and 6,583,150 shares issued and outstanding at March 31, 2014 and 2013, respectively	1	1
Additional paid-in capital	149, 141	144,816
Accumulated other comprehensive loss	(3,069)	(2,991)
Accumulated deficit	(134,010)	(137,745)
Total stockholders’ equity	12,063	4,081
Total liabilities and stockholders’ equity	$20,791	$12,565

The accompanying footnotes are an integral part of these consolidated financial statements.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended March 31,
	2014	2013
	(In thousands, except per share amounts)
Revenues
Product	$10,894	$12,897
Product licensing fees	1,829	1,686
Service	945	869
Total revenues	13,668	15,452
Cost of revenues
Product	4,510	3,976
Service	761	733
Total cost of revenues	5,271	4,709
Gross profit	8,397	10,743
Operating expenses
Research and development	2,887	2,223
Selling, general and administrative	11,561	11,894
Total operating expenses	14,448	14,117
Loss from operations	(6,051)	(3,374)
Interest expense	(1,058)	(1,107)
Interest income	1	7
Gain due to change in fair value of common stock (See Note 10)	1,357	(1,599)
Gain on deconsolidation of Ruthigen	11,133	–
Loss due to change in fair value of derivative liabilities	(1,566)	767
Other expense, net	(81)	(125)
Net income (loss)	3,735	(5,431)
Preferred stock deemed dividend	–	(1,062)
Net income (loss) available to common shareholders	$3,735	$(6,493)
Earnings (loss) per common share
Basic	$0.54	$(1.30)
Diluted	$0.54	$(1.30)
Weighted-average number of common shares outstanding:
Basic	6,882	4,977
Diluted	6,898	4,977
Other comprehensive income (loss)
Net income (loss)	$3,735	$(5,431)
Foreign currency translation adjustments	(78)	62
Comprehensive income (loss)	$3,657	$(5,369)

The accompanying footnotes are an integral part of these consolidated financial statements.

OCULUS INNOVATIVE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended March 31, 2014 and 2013

(In thousands, except share amounts)

	Convertible Preferred Stock ($0.0001 par Value)		Common Stock ($0.0001 par Value)		Additional Paid in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance, March 31, 2012	–	$–	4,144,206	$–	$134,499	$(3,053)	$(132,314)	$(868)
Issuance of common stock in connection with April 22, 2012 closing of offering, net of commissions, expenses and other offering costs	–	–	337,143	–	1,890	–	–	1,890
Issuance of convertible preferred stock in connection with April 22, 2012 closing of offering, net of commissions, expenses and other offering costs	1,000	–	–	–	907	–	–	907
Fair value of common stock purchase warrants issued with a cash settlement provision	–	–	–	–	(2,347)	–	–	(2,347)
Conversion of convertible preferred stock issued on April 22, 2012 into common stock	(1,000)	–	158,730	–	–	–	–	–
Issuance of common stock in connection with March 12, 2013 closing of offering, net of commissions, expenses and other offering costs	–	–	1,232,143	1	3,051	–	–	3,052
Issuance of common stock in connection with exercise of stock options		–	9,878	–	28	–	–	28
Issuance of common stock for services	–	–	71,534	–	443	–	–	443
Issuance of common stock to settle obligations	–	–	12,232	–	51	–	–	51
Fair value of common stock issued in connection with stock purchase agreement (See Note 10)	–	–	617,284	–	3,500	–	–	3,500
Reclassification of liability to equity related to the modification of common stock purchase warrants with a cash settlement provision	–	–	–	–	1,636	–	–	1,636

Common stock purchase warrants issued to consultants	–	–	–	–	4	–	–	4
Employee stock-based compensation expense, net of forfeitures	–	–	–	–	1,154	–	–	1,154
Foreign currency translation adjustment	–	–	–	–	–	62	–	62
Net loss	–	–	–	–	–	–	(5,431)	(5,431)
Balance, March 31, 2013	–	–	6,583,150	1	144,816	(2,991)	(137,745)	4,081
Issuance of common stock in connection with December 9, 2013 closing of offering, net of commissions, expenses and other offering costs	–	–	550,000	–	2,002	–	–	2,002
Issuance of common stock in connection with February 26, 2014 closing of offering, net of commissions, expenses and other offering costs	–	–	450,620	–	1,186	–	–	1,186
Fair value of common stock purchase warrants issued with a cash settlement provision	–	–	–	–	(3,292)	–	–	(3,292)
Reclassification of derivative liability to equity related to the exercise of common stock purchase warrants with a cash settlement provision	–	–	–	–	1,683	–	–	1,683
Issuance of common stock in connection with the exercise of common stock purchase warrants		–	449,620	–	1,295	–	–	1,295
Issuance of common stock in connection with the cashless exercise of common stock purchase warrants		–	20,774	–	–	–	–	–
Issuance of common stock for services	–	–	105,981	–	341	–	–	341
Common stock purchase warrants issued to consultants in exchange for services	–	–	–	–	3	–	–	3
Employee stock-based compensation expense, net of forfeitures	–	–	–	–	1,107	–	–	1,107
Foreign currency translation adjustment	–	–	–	–	–	(78)	–	(78)
Net income	–	–	–	–	–	–	3,735	3,735
Balance, March 31, 2014	–	–	8,160,145	1	149,141	(3,069)	(134,010)	12,063

The accompanying footnotes are an integral part of these consolidated financial statements.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2014	2013
	(In thousands)
Cash flows from operating activities
Net income (loss)	$3,735	$(5,431)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	284	268
Provision for doubtful accounts	(6)	33
Provision for obsolete inventory	6	85
Stock-based compensation	1,451	1,601
Loss (gain) due to change in fair value of derivative liabilities	1,566	(767)
(Gain) loss due to change in fair value of common stock (See Note 10)	(1,357)	1,599
Gain on deconsolidation of Ruthigen	(11,133)	–
Non-cash interest expense	863	624
Foreign currency transaction (gains) losses	(6)	11
Loss on disposal of property and equipment	39	2
Changes in operating assets and liabilities:
Accounts receivable	(88)	411
Due from affiliate	(537)
Inventories	(126)	(103)
Prepaid expenses and other current assets	458	(262)
Accounts payable	848	(10)
Accrued expenses and other current liabilities	271	(141)
Deferred revenue and other liabilities	(1,158)	3,230
Net cash (used in) provided by operating activities	(4,890)	1,150
Cash flows from investing activities:
Purchases of property and equipment	(504)	(257)
Long-term deposits	59	(113)
Net cash used in investing activities	(445)	(370)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	3,188	4,942
Proceeds from the issuance of convertible preferred stock, net of offering costs	–	907
Deferred offering costs	44	(44)
Proceeds from issuance of common stock upon exercise of stock options and warrants	1,295	28
Proceeds from cash settlement liability (See Note 10)	33	–-
Principal payments on long-term debt	(1,615)	(2,083)
Net cash provided by financing activities	2,945	3,750
Effect of exchange rate on cash and cash equivalents	(30)	19
Net (decrease) increase cash and cash equivalents	(2,420)	4,549
Cash and cash equivalents, beginning of year	7,900	3,351
Cash and cash equivalents, end of year	$5,480	$7,900
Supplemental disclosure of cash flow information:
Cash paid for interest	$195	$483
Non-cash operating and financing activities:
Insurance premiums financed	$188	$155
Issuance of common stock to settle obligations	$–	$51
Non-cash investing and financing activities:
Common stock issued in connection with stock purchase agreement (See Note 10)	$–	$3,500
Debt settled in connection with stock purchase agreement (See Note 10)	$1,131	$–
Cash settlement liability settled in connection with stock purchase agreement (See Note 10)	$2,000	$–
Reclassification of derivative liabilities to paid in capital	$1,683	$1,636
Warrants issued as derivative liabilities in connection with registered direct offering	$3,292	$2,347

The accompanying footnotes are an integral part of these consolidated financial statements.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Organization and Recent Developments

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

All common shares and per share amounts contained in the consolidated financial statements have been retroactively adjusted to reflect a 1 for 7 reverse stock split.

Deconsolidation of Ruthigen, Inc.

On March 26, 2014, the Company deconsolidated its formerly wholly-owned subsidiary Ruthigen, Inc. (“Ruthigen”) in connection with the completion of Ruthigen’s initial public offering of its common stock. As a result of the initial public offering, the Company’s ownership interest in Ruthigen decreased to approximately 43%. The Ruthigen results from operations and cash flows through March 26, 2014 have been included in the Company’s consolidated financial statements. See Note 8.

NOTE 2 – Liquidity and Financial Condition

The Company had net income of $3,735,000 and incurred losses from operations of $6,051,000 for the year ended March 31, 2014. At March 31, 2014, the Company’s accumulated deficit amounted to $134,010,000. The Company had working capital of $1,970,000 as of March 31, 2014. The Company expects the need to raise additional capital from external sources in order to continue the longer term efforts contemplated under its business plan. The Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital to pursue its product development initiatives, penetrate markets for the sale of its products and continue as a going concern.

On April 2, 2014, the Company entered into an At-the-Market Issuance Sales Agreement with MLV & Co. LLC (“MLV”) under which the Company may issue and sell shares of common stock having an aggregate offering price of up to $9,159,000 from time to time through MLV acting as the Company’s sales agent. The Company will pay MLV a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through MLV as agent under the Sales Agreement. As of June 24, 2014, the sales of shares under this agreement have resulted in net proceeds of $982,000.

The Company currently anticipates that its cash and cash equivalents will be sufficient to meet its working capital requirements to continue its sales and marketing and research and development efforts through at least April 1, 2015. However, in order to execute the Company’s long-term Microcyn® product development strategy and to penetrate new and existing markets, the Company may need to raise additional funds through public or private equity offerings, debt financings, corporate collaborations or other means and potentially reduce operating expenditures.

Management believes that the Company has access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means; however, the Company has not secured any commitment for new financing at this time, nor can it provide any assurance that other new financings will be available on commercially acceptable terms, if needed. If the Company is unable to secure additional capital, it may be required to curtail its research and development initiatives and take additional measures to reduce costs in order to conserve its cash.

NOTE 3 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Aquamed Technologies, Inc. (“Aquamed”), Oculus Technologies of Mexico S.A. de C.V. (“OTM”), Oculus Innovative Sciences Netherlands, B.V. (“OIS Europe”) and Ruthigen (through the date of deconsolidation on March 26, 2014). Aquamed has no current operations. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Significant estimates and assumptions include reserves and write-downs related to receivables and inventories, the recoverability of long-lived assets, the valuation allowance relating to the Company’s deferred tax assets, valuation of equity and derivative instruments, debt discounts, valuation of investments, and the estimated amortization periods of upfront product licensing fees received from customers.

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

The Company recognizes revenue at the time it receives a confirmation that the goods were either tendered at their destination, when shipped “FOB destination,” or transferred to a shipping agent, when shipped “FOB shipping point.” Delivery to the customer is deemed to have occurred when the customer takes title to the product. Generally, title passes to the customer upon shipment, but could occur when the customer receives the product based on the terms of the agreement with the customer.

The selling prices of all goods that the Company sells are fixed, and agreed to with the customer, prior to shipment. Selling prices are generally based on established list prices. The Company does not customarily permit its customers to return any of its products for monetary refunds or credit against completed or future sales. The Company, from time to time, may replace expired goods on a discretionary basis. The Company records these types of adjustments, when made, as a reduction of revenue. Sales adjustments were insignificant during the years ended March 31, 2014 and 2013.

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

Additionally, the Company’s treatment for recognizing revenue related to distributors that are unable to provide inventory or product sell-through reports on a timely basis, is to defer and recognize revenue when payment is received. The Company believes the receipt of payment is the best indication of product sell-through.

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

Long-Term Investments

The Company’s long-term investments consist of the 2,000,000 shares it owns in Ruthigen at March 31, 2014. The Company carries securities that do not have a readily determinable fair value at cost. The Company has not recorded any impairment losses during the years ended March 31, 2014 as it relates to its investments held.

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

The Company grants credit to its business customers, which are primarily located in Mexico, Europe and the United States. Collateral is generally not required for trade receivables. The Company maintains allowances for potential credit losses. At March 31, 2014, one customer represented 44%, one customer represented 15%, and one customer represented 12% of the net accounts receivable balance. During the year ended March 31, 2014, one customer represented 38%, and one customer represented 23%, respectively, of net revenues. At March 31, 2013, one customer represented 34%, one customer represented 26%, and one customer represented 15% of the net accounts receivable balance. During the year ended March 31, 2013, one customer represented 25%, and one customer represented 13%, respectively, of net revenues.

Accounts Receivable

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts, and sales returns. Estimates for cash discounts and sales returns are based on analysis of contractual terms and historical trends.

The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Other factors that the Company considers include its existing contractual obligations, historical payment patterns of its customers and individual customer circumstances, an analysis of days sales outstanding by customer and geographic region, and a review of the local economic environment and its potential impact on government funding and reimbursement practices. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts at March 31, 2014 and 2013 represents probable credit losses in the amounts of $8,000 and $22,000, respectively.

Inventories

Inventories are stated at the lower of cost, cost being determined on a standard cost basis (which approximates actual cost on a first-in, first-out basis), or market.

Due to changing market conditions, estimated future requirements, age of the inventories on hand and production of new products, the Company regularly reviews inventory quantities on hand and records a provision to write down excess and obsolete inventory to its estimated net realizable value. The Company recorded reserves to reduce the carrying amounts of inventories to their net realizable value in the amounts of $47,000 and $170,000 at March 31, 2014 and 2013, respectively, which is included in cost of product revenues on the Company’s accompanying consolidated statements of comprehensive income (loss).

Fair Value of Financial Assets and Liabilities

Financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments. The carrying amounts of long-term investments include the investment in Ruthigen and are carried at cost, which management believes approximates fair value. The fair value of capital lease obligations and equipment loans approximates their carrying amounts as a market rate of interest is attached to their repayment. The Company measures the fair value of financial assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. The Company uses three levels of inputs that may be used to measure fair value:

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Financial liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2014 Using
	Total March 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
Liabilities:
Derivative liabilities – warrants	$3,175,000	–	–	$3,175,000

Level 3 liabilities are valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the liabilities. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s accounting and finance department, who report to the Chief Financial Officer, determine its valuation policies and procedures. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s accounting and finance department and are approved by the Chief Financial Officer.

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

The Company uses the Black-Scholes option valuation model to value Level 3 derivatives at inception and on subsequent valuation dates. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as volatility. A significant decrease in the volatility or a significant decrease in the Company’s stock price, in isolation, would result in a significantly lower fair value measurement. Changes in the values of the derivative liabilities are recorded in “Loss due to change in fair value of derivative liabilities” in the Company’s consolidated statements of comprehensive income (loss).

As of March 31, 2014, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

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

Impairment of Long-Lived Assets

The Company periodically reviews the carrying values of its long-lived assets when events or changes in circumstances would indicate that it is more likely than not that their carrying values may exceed their realizable values, and records impairment charges when considered necessary. Specific potential indicators of impairment include, but are not necessarily limited to:

•	a significant decrease in the fair value of an asset;

•	a significant change in the extent or manner in which an asset is used or a significant physical change in an asset;

•	a significant adverse change in legal factors or in the business climate that affects the value of an asset;

•	an adverse action or assessment by the U.S. Food and Drug Administration or another regulator; and

•	an accumulation of costs significantly in excess of the amount originally expected to acquire or construct an asset; and operating or cash flow losses combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with an income-producing asset.

When circumstances indicate that an impairment may have occurred, the Company tests such assets for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of such assets and their eventual disposition to their carrying amounts. In estimating these future cash flows, assets and liabilities are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other such groups. If the undiscounted future cash flows are less than the carrying amount of the asset, an impairment loss, measured as the excess of the carrying value of the asset over its estimated fair value, will be recognized. The cash flow estimates used in such calculations are based on estimates and assumptions, using all available information that management believes is reasonable.  During the years ended March 31, 2014 and 2013, the Company had noted no indicators of impairment.

Research and Development

Research and development expense is charged to operations as incurred and consists primarily of personnel expenses, clinical and regulatory services and supplies. For the years ended March 31, 2014 and 2013, research and development expense amounted to $2,887,000 and $2,223,000, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs amounted to $155,000 and $91,000, for the years ended March 31, 2014 and 2013, respectively. Advertising costs are included in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive income (loss).

Shipping and Handling Costs

The Company classifies amounts billed to customers related to shipping and handling in sale transactions as product revenues. Shipping and handling costs incurred are recorded in cost of product revenues. For the years ended March 31, 2014 and 2013, the Company recorded revenue related to shipping and handling costs of $58,000 and $116,000, respectively.

Foreign Currency Reporting

The Company’s subsidiary, OTM, uses the local currency (Mexican Pesos) as its functional currency and its subsidiary, OIS Europe, uses the local currency (Euro) as its functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date, and revenue and expense accounts are translated at average exchange rates during the period. Resulting translation adjustments were recorded in accumulated other comprehensive loss in the accompanying consolidated balance sheets at March 31, 2014 and 2013.

Foreign currency transaction gains (losses) relate primarily to trade payables and receivables between subsidiaries OTM and OIS Europe. These transactions are expected to be settled in the foreseeable future. The Company recorded foreign currency transaction gains of $6,000 and losses of $11,000 for the years ended March 31, 2014 and 2013, respectively. The related gains were recorded in other expense, net, in the accompanying consolidated statements of comprehensive income (loss).

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

Comprehensive Loss

Other comprehensive loss includes all changes in stockholders’ equity during a period from non-owner sources and is reported in the consolidated statement of changes in stockholders’ equity. To date, other comprehensive loss consists of changes in accumulated foreign currency translation adjustments. Accumulated other comprehensive losses at March 31, 2014 and 2013 were $3,069,000 and $2,991,000, respectively.

Earnings (Loss) Per Share

Basic earnings and loss per share are computed by dividing the net income or loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method) and warrants (using the if-converted method). Diluted loss per share excludes the shares issuable upon the exercise of stock options and warrants from the calculation of net loss per share as their effect would be anti-dilutive.

	For the Years Ended
	March 31,
	2014	2013
Net income (loss) available to common stockholders - basic	$3,735,000	$(6,493,000)

Denominator - basic:
Weighted average number of common shares outstanding	6,882,000	4,977,000
Basic earnings (loss) per common share	$0.54	$(1.30)

Net income (loss) income available to common stockholders - diluted	$3,735,000	$(6,493,000)
Denominator - diluted:
Weighted average number of common shares outstanding	6,882,000	4,977,000
Common share equivalents of outstanding stock options	12,000	–
Common share equivalents of outstanding warrants	4,000	–
Weighted average number of common shares outstanding	6,898,000	4,977,000
Dilutive earnings (loss) per common share	$0.54	$(1.30)

Securities excluded from the weighted average dilutive common shares outstanding because their inclusion would have been anti-dilutive:
Stock options	1,122,000	975,000
Warrants	1,410,000	1,318,000
	2,532,000	2,293,000

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

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by the Financial Accounting Standards Board (“FASB”), the U.S. Securities and Exchange Commission (“SEC”) and/or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 4 – Accounts Receivable

Accounts receivable consists of the following:

	March 31,
	2014	2013
Accounts receivable	$1,798,000	$1,729,000
Less: allowance for doubtful accounts	(8,000)	(22,000)
	$1,790,000	$1,707,000

Allowance for doubtful accounts activities are as follows:

Year Ended March 31	Balance at Beginning of Year	Additions Charged to Operations	Deductions Write-Offs	Balance at End of Year

2013	$52,000	$33,000	$(63,000)	$22,000
2014	$22,000	$(6,000)	$(8,000)	$8,000

NOTE 5 – Inventories

Inventories consist of the following:

	March 31,
	2014	2013
Raw materials	$790,000	$835,000
Finished goods	345,000	327,000
	1,135,000	1,162,000
Less: inventory allowances	(47,000)	(170,000)
	$1,088,000	$992,000

Reserve for obsolete inventories activities are as follows:

Year Ended March 31	Balance at Beginning of Year	Additions Charged to Cost of Product Revenues	Deductions Write-Offs	Balance at End of Year
2013	$105,000	$85,000	$(20,000)	$170,000
2014	$170,000	$6,000	$(129,000)	$47,000

NOTE 6 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31,
	2014	2013
Prepaid insurance	$429,000	$332,000
Other prepaid expenses and other current assets	218,000	603,000
	$647,000	$935,000

NOTE 7 – Property and Equipment

Property and equipment consists of the following:

	March 31,
	2014	2013
Manufacturing, lab, and other equipment	$3,073,000	$2,731,000
Office equipment	302,000	356,000
Furniture and fixtures	88,000	78,000
Leasehold improvements	269,000	282,000
	3,732,000	3,447,000
Less: accumulated depreciation and amortization	(2,761,000)	(2,647,000)
	$971,000	$800,000

Depreciation and amortization expense amounted to $284,000 and $268,000 for the years ended March 31, 2014 and 2013, respectively.

During the year ended March 31, 2014 and 2013, the Company incurred losses on the disposal of property and equipment in the amounts of $39,000 and $2,000, respectively.  This amount was recorded within operating expenses in the accompanying consolidated statements of comprehensive income (loss).

NOTE 8 – Investment in Ruthigen, Inc.

The Company’s formerly wholly owned subsidiary, Ruthigen, was incorporated in the State of Nevada on January 18, 2013, and reincorporated from Nevada to Delaware on September 25, 2013. As of March 31, 2014 and 2013 and on the date of deconsolidation, March 26, 2014, the Company held 2,000,000 shares of Ruthigen common stock.

The Company has entered into key agreements with Ruthigen establishing the arrangements between the two companies following the completion of Ruthigen’s Initial Public Offering (the “IPO”), including license and supply and certain shared services arrangements. Each of these agreements was entered into in the overall context of Ruthigen’s separation from the Company (the “Separation”). The effective date for all three agreements is March 26, 2014, the closing date of Ruthigen’s IPO.

License and Supply Agreement

On June 6, 2013, the Company entered into a License and Supply Agreement with Ruthigen. Pursuant to the License and Supply Agreement, the Company agreed to exclusively license certain of its proprietary technology to Ruthigen to enable Ruthigen’s research and development and commercialization of the newly discovered RUT58-60, and any improvements to it, in the United States, Canada, European Union and Japan, referred to as the Territory, for certain invasive procedures in human treatment as defined in the License and Supply Agreement. On October 9, 2013 and November 6, 2013, the Company entered into Amendment No. 1 and No. 2 to the License and Supply Agreement with Ruthigen, respectively, to amend certain milestone events set forth in Section 7.1 of the License and Supply Agreement and to amend the terms of the manufacturing equipment purchases set forth in Section 6.13 of the License and Supply Agreement. On January 31, 2014, the Company entered into Amendment No. 3 to the License and Supply Agreement with Ruthigen to further amend certain milestone events and the terms of the manufacturing equipment purchases, and to remove sections of the License and Supply Agreement which related to an exclusive option granted to Ruthigen by the Company to expand the terms of the License and Supply Agreement to dermatologic uses. All other terms and conditions of the License and Supply Agreement remain unmodified and in full force and effect.

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

Separation Agreement

On August 2, 2013, the Company entered into a Separation Agreement with Ruthigen that contains key provisions relating to its ongoing relationship with Ruthigen following the completion of Ruthigen’s initial public offering. On January 31, 2014, the parties amended the Separation Agreement. The separation agreement took effect on March 26, 2014 upon the closing of Ruthigen’s initial public offering and terminates on the earlier of 8.5 years following the closing of the offering, or when the parties mutually agree to terminate it. The Separation Agreement also contains a series of restrictions on the Company’s ability to transfer the Ruthigen shares as well as restrictions on the Company’s ability to vote on the shares it owns.

The Company is restricted from transferring any of the Ruthigen shares it owns during the first year (the “lock up period”) immediately following the completion of Ruthigen’s initial public offering, unless consent to such transfer has been provided by both the Ruthigen board of directors and the lead underwriter in the Ruthigen IPO. Following the one-year lock up period and during the second year following the closing of the IPO, if Oculus owns greater than 19.9% of the issued and outstanding common stock of Ruthigen, transfers by the Company of the Ruthigen shares are restricted unless the Company obtains consent from the Ruthigen’s board of directors.

Following the completion of the second year, transfers of the Ruthigen shares must be conducted in accordance with the prescribed requirements for such transfers set forth in the Separation Agreement. These prescribed requirements include that the transfers must be in private placement transactions, the purchase price discount may not exceed certain percentages depending on the transferee, the amount of shares transferred in a given transfer (or series of transfers comprising a single transaction) may not exceed the greater of 5% of Ruthigen’s outstanding shares or $1.5 million in net proceeds to the Company, as well as certain other requirements set forth in the Separation Agreement. In addition to the prescribed manner for the Company to conduct transfers described above, if, following a minimum of 41.5 months following the closing of Ruthigen’s initial public offering have lapsed under the Separation Agreement and the Company has not consummated transfers of the Ruthigen shares it owns resulting in at least $3.8 million in net proceeds to the Company, then the Company has a one-time transfer and registration right to transfer the Ruthigen shares it owns in an amount equal to the difference between $3.8 million and the Ruthigen shares transferred by the Company pursuant to the Separation Agreement as of the time the Company elects to exercise its one-time right. Transfers conducted using this one-time right must be conducted with the consent of Ruthigen’s board of directors or within the prescribed requirements for such transfers set forth in the Separation Agreement, including, for example, that the purchase price discount may not exceed certain percentages, the amount of shares transferred may not exceed $3.8 million in net proceeds to the Company, as well as certain other requirements set forth in the Separation Agreement.

In addition to the above transfer restrictions, if the Company owns greater than 19.9% of the issued and outstanding common stock of Ruthigen during the 8.5 year term of the Separation Agreement, the Company is required to vote, in person or by proxy, all of the shares it owns in Ruthigen in the same manner as the majority of the votes cast by the holders of all the other issued and outstanding shares of Ruthigen at any duly called meeting of the stockholders or in any action by written consent of the stockholders of Ruthigen.

On January 31, 2014, the Company also entered into a Funding Agreement with Ruthigen due to certain changes to the terms of Ruthigen’s initial public offering that had occurred in order to govern the terms of certain additional financing which was provided to Ruthigen by the Company, in connection with the Separation, subject to the terms and conditions set forth in the agreement. The amended Separation Agreement disclosed above amended the terms of the prior separation agreement such that the terms of the Funding Agreement shall control the methodology for the allocation of the operational and offering related expenses incurred prior to and in connection with Ruthigen’s initial public offering for which Ruthigen was required to reimburse the Company.

Since the legal inception of Ruthigen on January 18, 2013 and through the date of the Funding Agreement, the Company had advanced Ruthigen $916,000 in connection with the funding of Ruthigen’s IPO and operations. Pursuant to the Funding Agreement, the Company agreed to continue to fund Ruthigen for a total of up to an additional $760,000 to allow Ruthigen to proceed with its initial public offering. The parties agreed that the Company had no further obligation to fund operations of Ruthigen beyond the amounts detailed in a budget mutually agreed upon by the parties in connection with the execution of the funding agreement. The Funding Agreement also required the resignation of all Ruthigen board of director members from the Company’s board of directors at the time Ruthigen’s initial public offering was completed. Furthermore, any funds provided by the Company to Ruthigen pursuant to the Funding Agreement were to be repaid by Ruthigen to the Company at the time of the closing of the Ruthigen initial public offering. Through the date of the Ruthigen IPO, the Company made aggregate advances to Ruthigen in the amount of $1,453,000 (inclusive of the $916,000 disclosed above).

In connection with the completion of the initial public offering, on March 26, 2014 Ruthigen reimbursed the Company $916,000 and as a result, the remaining $537,000 is included in due from affiliates on the Company’s consolidated balance sheet as of March 31, 2014. On April 1, 2014 Ruthigen reimbursed the Company the remaining $537,000.

Deconsolidation of Ruthigen

On March 26, 2014, Ruthigen completed an initial public offering for the issuance of 2,650,000 shares of its common stock to third parties (along with Series A and Series B warrants) for aggregate gross proceeds of $19,212,500. As a result, the Company’s ownership interest in Ruthigen decreased to 43% on March 26, 2014 and the Company deconsolidated Ruthigen.

The Company accounts for deconsolidation of subsidiaries in which it loses controlling interest in the financial interest of the subsidiary in accordance with Accounting Standards Codification (“ASC”) 810-10-40 – “Consolidation”. In accordance with ASC 810-10-40-5, the Company shall account for the deconsolidation of a subsidiary by recognizing a gain or loss in net income (loss) measured as the difference between:

a)	The aggregate of the fair value of any consideration received by the Company; plus
b)	The fair value of any retained non-controlling investment in the former subsidiary by the Company at the date the subsidiary is deconsolidated; plus
c)	The carrying amount of any existing non-controlling interest in the former subsidiary (including any accumulated other comprehensive income (loss) attributable to the non-controlling interest) at the date the subsidiary is deconsolidated; less
d)	The carrying amount of the former subsidiary’s assets and liabilities.

As a result of the deconsolidation of Ruthigen, the Company recorded a gain on deconsolidation of $11,133,000 calculated as follows:

March 26,
2014
Aggregate fair value of consideration received by the Company	$–
Fair value of retained non-controlling interest by the Company	10,150,000
Carrying amount on non-controlling interest in subsidiary	–

Less:
Carrying amount of the Ruthigen assets and liabilities	(983,000)

Gain (loss) on deconsolidation of Ruthigen	$11,133,000

The aggregate fair value of the Company’s retained non-controlling interest in Ruthigen is comprised of the 2,000,000 shares of Ruthigen common stock held by the Company as of March 26, 2014 with an estimated fair value of $10,150,000. The fair market value of the 2,000,000 shares held by the Company was determined with the assistance of an independent valuation specialist considering key factors of the nature of the arrangement between the Company and Ruthigen, including but not limited to, the restrictions on transferability associated with the shares, the restrictions on voting the shares, and the limited trading history of the Ruthigen common stock.

Subsequent to the deconsolidation of Ruthigen, the Company has accounted for the 2,000,000 shares of common stock it owns in Ruthigen at cost in accordance with ASC 325-20 as a result of (a) the restrictions on voting the shares held as disclosed above, (b) the Company having no representation on the Ruthigen Board of Directors, (c) the Company’s inability to set policy at Ruthigen (d) the Company having no further commitments for funding the operations of Ruthigen and (e) the restrictions on transferability of the shares which extend beyond a one-year period. During the year ended March 31, 2014, the Company had noted no indicators of impairment as it relates to investment held in Ruthigen.

NOTE 9 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31,
	2014	2013
Salaries and related costs	$516,000	$455,000
Professional fees	362,000	141,000
Other	11,000	107,000
	$889,000	$703,000

NOTE 10 – Long-Term Debt

Financing of Insurance Premiums

On February 25, 2014, the Company entered into a note agreement for $188,000 with an interest rate of 4.81% per annum. This instrument was issued in connection with financing insurance premiums. The note is payable in monthly installments of $27,000 with the final payment on August 25, 2014. During the year ended March 31, 2014, the Company made principal and interest payments of $53,000 and $1,000, respectively. The remaining balance of this note amounted to $135,000 at March 31, 2014 which is included in the current portion of long-term debt in the accompanying consolidated balance sheet.

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

Venture Lending & Leasing, Inc. and Venture Lending & Leasing VI, Inc.

On May 1, 2010, the Company entered into a loan and security agreement and a supplement to the loan and security agreement with Venture Lending & Leasing V, Inc., to borrow $3,000,000 (together, the “VLL5 Loan Agreements”). In connection with those agreements, the Company issued two warrants to Venture Lending & Leasing V, LLC, a Delaware limited liability company (“LLC5”), which, in the aggregate, had a total put option cash value of $750,000 (the “VLL5 Warrants”).

On June 29, 2011, the Company entered into a loan and security agreement and a supplement to the loan and security agreement with Venture Lending & Leasing VI, Inc., to borrow $2,500,000 (together, the “VLL6 Loan Agreements”). In connection with those agreements, the Company issued three warrants to Venture Lending & Leasing VI, LLC, a Delaware limited liability company (“LLC6”), which, in the aggregate, had a total put option cash value of $1,250,000 (the “VLL6 Warrants”).

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

As of December 16, 2013, the Shares were sold for an average price of $5.35 per share, resulting in gross proceeds of $3,304,000 and net proceeds of $3,291,000 after deducting certain transaction costs. Pursuant to the stock purchase agreement, the net proceeds from the sale of the Shares were applied as follows:

(a)	$2,000,000 of the proceeds received were retained by LLC5 and LLC6 as consideration for surrendering the VLL5 Warrants and VLL6 Warrants and the underlying put warrant liabilities.

(b)	After the put warrant liabilities were satisfied, the remaining proceeds were applied to the reduction of the Company’s remaining loans outstanding under the VLL5 Loan Agreements and the VLL6 Loan Agreements. As there were no outstanding loans under the VLL5 Loan Agreements, the Company used the amount to prepay the outstanding loans under the VLL6 Loan Agreements, for which $1,131,000 of the proceeds received was applied as a prepayment of the then outstanding debt under the VLL6 Loan Agreements and $94,000 of the proceeds received was applied as a prepayment of all future interest owed in connection with the VLL6 Loan Agreements.

(c)	After the loans were prepaid in full, approximately $66,000 remained in excess of all outstanding obligations owed by the Company. Pursuant to the terms of the stock purchase agreement, such amount was allocated 50/50, and $33,000 was paid to the Company.

In connection with the VLL5 Loan Agreements and the VLL6 Loan Agreements, during the years ended March 31, 2014 and 2013, the Company made interest payments of $188,000 and $474,000, respectively, and aggregate principal payments of $1,379,000 and $1,855,000, respectively. In addition, for the years ended March 31, 2014 and 2013, the Company recorded $863,000 and $624,000 of non-cash interest related to the loans, respectively.

A summary of principal payments due in years subsequent to March 31, 2014 for long-term debt is as follows:

For Years Ending March 31,
2015	143,000
2016	4,000
Total principal payments	147,000
Less: current portion	(143,000)
Long-term portion	$4,000

NOTE 11 – Derivative Liability

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

On February 13, 2013, the stock purchase warrants issued with the August 13, 2007 private placement expired. Accordingly, the Company has decreased the derivative liability by $55,000, from the amount reported at March 31, 2012, to reflect the expiration of the warrants and related change in fair value. This amount is included as a gain due to the change in the fair value of derivative liabilities in the accompanying consolidated statement of comprehensive loss for the year ended March 31, 2013.

Warrants Issued in Conjunction with the Company’s April 22, 2012 Registered Direct Offering

The Company deems financial instruments which require net-cash settlement as either an asset or a liability. The common stock purchase warrants issued in conjunction with the Company’s April 22, 2012 registered direct offering originally contained a net-cash settlement feature which gave the warrant holder the right to net-cash settlement in the event certain transactions occur. Pursuant to the terms of the original warrants, if such a transaction occurs the warrant holder will be entitled to a net-cash settlement value calculated using the Black-Scholes valuation model using an expected volatility equal to the greater of 100% and the 100 day volatility obtained from the HVT function on Bloomberg, an expected term equal to the remaining term of the warrants, and applicable risk-free interest rate corresponding to the U.S. Treasury. On October 29, 2012, the Company entered into a side letter agreement with the holders of the warrants and the parties agreed to amend the terms of the warrants to eliminate the net-cash settlement feature contained in the warrants and extended the expiration date of the warrants by two years. Subsequent to the execution of the side letter agreement, the Company adjusted the fair value of the warrants to the modified fair value and recorded a $298,000 gain. Additionally, the Company recorded a $382,000 loss due to the incremental fair value adjustment resulting from the modification of the warrants from the April 2012 offering. Subsequent to the Company’s entry into the side letter agreement, the Company reclassified the fair value of the warrants of $1,636,000 from a liability to additional paid-in capital as classified on the accompanying March 31, 2013 consolidated balance sheet.

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

Warrants Issued in Conjunction with the Company’s December 9, 2013 and February 26, 2014 Registered Direct Offerings

The Company deems financial instruments which require net-cash settlement as either an asset or a liability. The common stock purchase warrants issued in conjunction with the Company’s December 9, 2013 and February 26, 2014 registered direct offerings contain a net-cash settlement feature which give the warrant holder the right to net-cash settlement in the event certain transactions occur. Pursuant to the terms of the warrants, if such a transaction occurrs the warrant holder will be entitled to a net-cash settlement value calculated using the Black-Scholes valuation model using an expected volatility equal to the greater of 100% and the 30 day volatility obtained from the HVT function on Bloomberg, an expected term equal to the remaining term of the warrants, and applicable risk-free interest rate corresponding to the U.S. Treasury.

The derivative liabilities relating to the warrants with net-cash settlement provisions were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

Fair Value – Issue Date	Measurement Date	Warrants	Remaining Contract Term in Years	Exercise Price	Volatility	Risk-free Interest Rate	Fair Value
Placement Agent Warrants	December 9, 2013	16,500	2.40	$5.00	223%	0.44%	$64,000
Investor - Series A Warrants	February 26, 2014	450,620	1.50	$3.00	100%	0.44%	814,000
Investor - Series B Warrants	February 26, 2014	1,400,000	1.50	$3.63	100%	0.44%	2,271,000
Placement Agent Warrants	February 26, 2014	69,037	2.18	$3.00	100%	0.44%	143,000
							$3,292,000
Fair Value - Exercise Date
Investor - Series A Warrants	March 18, 2014	315,434	1.44	$3.00	104%	0.44%	$1,180,000
Investor - Series A Warrants	March 19, 2014	134,186	1.44	$3.00	104%	0.44%	503,000
							$1,683,000
Fair Value – Reporting Date
Placement Agent Warrants	March 31, 2014	16,500	2.09	$5.00	128%	0.44%	$37,000
Investor - Series A Warrants	March 31, 2014	1,000	1.41	$3.00	128%	0.44%	1,000
Investor - Series B Warrants	March 31, 2014	1,400,000	1.41	$3.63	128%	0.44%	2,958,000
Placement Agent Warrants	March 31, 2014	69,037	2.09	$3.00	128%	0.44%	179,000
							$3,175,000

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Year Ended March 31,
	2014	2013
Beginning balance	$–	$55,000
Fair value of warrants issued	3,292,000	2,347,000
Mark to market net unrealized loss (gain)	1,566,000	(1,148,000)
Incremental fair value adjustment due to modification	–	382,000
Reclassification to additional paid in capital	(1,683,000)	(1,636,000)
Ending balance	$3,175,000	$–

NOTE 12 – Commitments and Contingencies

Lease Commitments

On June 15, 2013, the Company leased office space in Mexico with an address of: Av De Las Americas, 1592 Piso 7, en la Colonia Country Club en Guadalajara Jalisco, CP 44637 for 23,400 Mexican Pesos (approximately $1,800 USD) per month. One months’ rent was required as a deposit. If the Company terminates this lease within the first year, a penalty in the amount of 12 months’ rent is applicable. If the Company terminates the contract within the second year, a penalty in the amount of 8 months’ rent is applicable. The lease term is for 3 years, beginning on June 15, 2013.

Also on June 15, 2013, the Company leased warehouse space in Mexico with an address of: Industra Mecanica Numero 2168 en el Fraccionamiento Industrial Zapopan Norte, de esta Ciudad for 35,000 Mexican Pesos (approximately $2,700 USD) per month. A deposit equal to two months’ rent was required. The lease term is from June 15, 2013 to June 14, 2014.

We also share certain office and laboratory space, as well as certain laboratory equipment, in a building located at 454 North 34th Street, Seattle, Washington. The space is rented for $2,700 per month and requires a ninety day notice for cancellation.

The Company currently rents approximately 800 square feet of sales office space in Herten, the Netherlands.  The office space is rented on a month to month basis at $1,700 per month and requires a sixty day notice for cancellation.

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

Minimum lease payments for non-cancelable operating leases are as follows:

For Years Ending March 31,
2015	$321,000
2016	189,000
2017	149,000
2018	66,000
Total minimum lease payments	$725,000

Rental expense amounted to $413,000 and $392,000 for the years ended March 31, 2014 and 2013, respectively and is recorded in the accompanying consolidated statement of comprehensive income (loss).

Legal Matters

On July 25, 2011, the Company received notice of a lawsuit filed in Mexico by Cesar Mangotich Pacheco and Prodinnv, S.A. de C.V. represented by Cesar Mangotich Pacheco. The lawsuit appeared to allege conversion of assets, tortious interference and defamation, among other claims. In 2014, The case was dismissed due to inactivity. We remain of the opinion that the lawsuit was completely without merit.

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

Employment Agreements

As of March 31, 2014, the Company had employment agreements in place with four of its key executives. The agreements provide, among other things, for the payment of nine to twenty-four months of severance compensation for terminations under certain circumstances. With respect to these agreements, at March 31, 2014, potential severance amounted to $1,130,000 and aggregated annual salaries amounted to $935,000.

Related Party Agreements

On January 26, 2009, the Company entered into a commercial agreement with VetCure, Inc., a California corporation, to market and sell the Company’s Microcyn® Technology-based animal health care products branded as Vetericyn®. VetCure, Inc. later changed its name to Vetericyn, Inc. This agreement was amended on February 24, 2009, July 24, 2009, June 1, 2010, and November 1, 2010. Pursuant to the agreement, the Company provides Vetericyn, Inc. with bulk product and Vetericyn, Inc. bottles, packages, and sells Microcyn® Technology-based animal health care products branded as Vetericyn®. The Company receives a fixed amount for each bottle of Vetericyn® sold by Vetericyn, Inc.

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

Additionally, on July 1, 2011, Vetericyn, Inc. and Innovacyn, Inc. began to share profits with the Company related to the Vetericyn® and Microcyn® over-the-counter sales with Vetericyn, Inc. and Innovacyn, Inc. During the years ended March 31, 2014 and 2013, the Company recorded revenue related to these agreements in the amounts of $3,100,000 and $3,906,000, respectively. The revenue is recorded in product revenues in the accompanying consolidated statements of comprehensive income (loss). At March 31, 2014 and 2013, the Company had outstanding accounts receivable of $220,000 and $264,000, respectively, related to Innovacyn, Inc.

In April of 2014, Innovacyn, Inc. notified the Company that over the next twelve months Innovacyn, Inc. will transition to a new supplier for its animal care products. The Company is discussing a transition agreement with Innovacyn, Inc. and is actively seeking new distribution channels and locating a new animal health care partner. The Company’s future revenue may be adversely impacted during this transition.

Shared Services Agreement

The Company also entered into a shared services agreement with Ruthigen that would take effect upon the completion of Ruthigen's proposed initial public offering, if any should occur, pursuant to which it will provide Ruthigen with genera] services, including general accounting, human resources, laboratory personnel and shared R&D resources while Ruthigen plans to establish an independent facility and systems. As a wholly owned subsidiary of the Company, Ruthigen will be financed by the Company until the completion of the proposed initial public offering, if any should occur, and after such event, Ruthigen would become responsible for its own expenses. On January 31, 2014, the Company entered into Amendment No. 1 to the shared services agreement with Ruthigen to amend the terms of certain standard activities the Company shall provide Ruthigen and the terms related to access to the Company's facilities. All other terms and conditions of the shared services agreement remain unmodified and in full force and effect.

Commercial Agreements

On February 14, 2011, the Company entered into a Product Option Agreement with an Amneal Enterprises alliance member, AmDerma Pharmaceuticals, LLC (“AmDerma”).  The Company plans to use its proprietary Microcyn® technology to develop a prescription pharmaceutical product for the treatment of acne in connection with AmDerma (the “Future Acne Product”). Pursuant to the Agreement, the Company sold the option to exclusively sell and distribute the Future Acne Product to AmDerma for a one-time non-refundable payment of $500,000. On June 23, 2011, AmDerma exercised its option to license rights to the drug candidate. On June 21, 2012, the Company finalized a collaboration agreement with AmDerma (the “Collaboration Agreement”). Pursuant to the Collaboration Agreement, AmDerma is responsible for the development of a Microcyn®--based acne drug candidate in the United States, including all activities required to gain regulatory approvals. AmDerma will also be responsible for all costs. Additionally, within one year of the first commercial sale by AmDerma, AmDerma shall identify at least one secondary indication that AmDerma will develop. If AmDerma declines to pursue such secondary indication, then the right to develop such secondary indication will revert back to the Company. The Company granted AmDerma an exclusive, royalty-bearing perpetual license in the United States and India, with the right to sublicense and subcontract in certain circumstances, and a right of first refusal to expand the territory of the license to include the European Union, Canada, Brazil, and Japan. The Company retained rights to the “rest of world.” Pursuant to the Collaboration Agreement, $250,000 of the upfront payment will be applied against a future milestone in the transaction and is recorded as deferred revenue in the March 31, 2014 in the accompanying consolidated balance sheet. The $250,000 of the upfront payment was earned and recognized as revenue during the year ended March 31, 2013.

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

The Company will recognize the $5,100,000 related to the License Agreement and the Distribution Agreement as revenue on a straight line basis consistent with the Company’s historical experience with contracts with similar terms, which is typically over three to five years of the contract. Additionally, the Company capitalized $214,000 of its transaction costs related to the License Agreement and the Distribution Agreement, which will be amortized by the Company as expense on a straight line basis consistent with the related revenue recognition practices. At March 31, 2014 and 2013, the Company had outstanding accounts receivable of $790,000 and $580,000 due from More Pharma, respectively. During years ended March 31, 2014 and 2013, the Company recognized $1,501,000 and $932,000, respectively, related to the amortization of the upfront fees received in the transaction. Additionally, during the year ended March 31, 2014 and 2013, the Company recognized $63,000 and $39,000, respectively, as expense related to the transaction costs of the transaction. The Company recognizes product sales on a sell-through basis as More Pharma sells products through to its customers.

Other Matters

NASDAQ Listing Matters

On November 22, 2013, the Company received a letter from the Listing Qualifications staff of The Nasdaq Stock Market LLC, notifying the Company that it was not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires us to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing on the Nasdaq Capital Market. As of September 30, 2013, the Company had stockholders’ equity of $1,550,000, as reported in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed by the Company with the Securities and Exchange Commission on November 19, 2013. The letter also noted that, as of November 21, 2013, the Company did not meet the compliance alternative requirement of market value of listed securities under Listing Rule 5550(b)(2), or the compliance alternative requirement of net income from continuing operations under Listing Rule 5550(b)(3).

The Company was notified by the The Nasdaq Stock Market LLC on April 16, 2013 that it had regained compliance.

NOTE 13 – Stockholders’ Equity

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

March 2013 Underwritten Public Offering

On March 12, 2013, the Company closed an underwritten public offering of 1,232,143 shares of common stock at an offering price to the public of $2.80 per share, including an additional 160,715 shares of common stock to cover the underwriters’ over-allotment. The gross proceeds from this offering were $3,450,000, before deducting underwriting discounts and commissions and other estimated offering expenses of $398,000. The Company also issued warrants to the underwriters to purchase 53,571 shares of the Company’s common stock with an initial exercise price per share equal to $3.50, which was 125% of the public offering price. The underwriters’ warrants are exercisable from March 12, 2014 through March 12, 2016.

December 2013 Registered Direct Offering

On December 9, 2013, the Company completed a registered direct offering with accredited investors and issued 550,000 shares of its common stock at $4.00 per share, with no warrant coverage, yielding gross proceeds of $2,200,000 and net proceeds of $2,002,000 after deducting placement agent commissions and other offering costs. The Company retained Dawson James Securities, Inc. as the exclusive placement agent for this offering, and paid them $154,000 in placement agent commissions. In addition to the payment of certain cash fees upon closing of the offering, the Company issued a warrant to Dawson James Securities, Inc. to purchase up to 16,500 shares of common stock. The warrants are exercisable at $5.00 per share and will expire on May 3, 2016.

February 2014 Registered Direct Offering

On February 26, 2014, the Company completed a registered direct offering to institutional and accredited investors for $1,352,000 and net proceeds of $1,186,000 after deducting placement agent commissions and other offering costs. The Company issued units (the “Units”), consisting of shares of common stock and Series A and Series B warrants (collectively, the “Warrants”). Each Unit was priced at $3.00 and comprised of one share of common stock (the “Shares”), a Series A warrant (the “Series A Warrants”) and a certain number of Series B warrants (the “Series B Warrants”). Each investor received Series A Warrants to purchase a number of shares of common stock equal to 100% of the number of Shares purchased by such investor. Each investor received Series B Warrants to purchase a certain number of shares of common stock equal to the investor’s respective percentage of the total Series B Warrant allotment of 1,400,000 shares, whereby such percentage was determined by the respective percentage of the investor’s amount of the total Shares purchased by all investors in this offering; however, we did not issue fractional warrants and therefore, the number of Series B Warrants issued was rounded up or down depending on the total amount invested by each respective investor. The Series A Warrants will have an exercise price per share of $3.00 and expire five years from the date of issuance. The Series B Warrants will not be exercisable for six months following closing, will have an exercise price per share of $3.63 and expire on the later of (a) one year from the earlier of (i) the effective date of an effective registration statement pursuant to which all the Series B Warrant shares are registered for resale and (ii) the date that all Series B Warrant shares may be sold pursuant to Rule 144 (without volume limitations and assuming cashless exercise) and (b) one year anniversary of the closing of the initial public offering of our subsidiary, Ruthigen, Inc., or March 26, 2014. The Series B Warrants vested at the closing of Ruthigen’s initial public offering on March 26, 2014.

The Company retained Dawson James Securities, Inc. as the exclusive placement agent for this offering, and paid them $94,630 in placement agent commissions. In addition to the payment of certain cash fees upon closing of the offering, the Company issued a warrant to Dawson James Securities, Inc. to purchase up to 69,037 shares of common stock. The warrants are exercisable at $3.00 per share and will expire on May 3, 2016. The warrant issued to Dawson James Securities, Inc. has no registration rights, but does contain cashless exercise provisions.

Common Stock Issued to Non-Employees for Services

On April 24, 2009, the Company entered into an agreement with Advocos LLC, a contract sales organization that serves as part of the Company’s sales force, for the sale of the Company’s wound care products in the United States. Pursuant to the agreement, the Company agreed to pay the contract sales organization a monthly fee and potential bonuses that will be based on achievement of certain levels of sales. The Company agreed to issue the contract sales organization cash or shares of common stock as compensation for its services. During the years ended March 31, 2014 and 2013, the Company issued 65,645 and 25,105 shares of common stock, respectively, in connection with this agreement. The Company has determined that the fair value of the common stock was more readily determinable than the fair value of the services rendered. Accordingly, the Company recorded the fair market value of the stock as compensation expense. During the years ended March 31, 2014 and 2013, the Company recorded $208,000 and $179,000 of expense related to this agreement, respectively. The expense was recorded as selling, general and administrative expense in the accompanying consolidated statements of comprehensive income (loss).

On December 17, 2009, the Company entered into an agreement with Windsor Corporation.  Windsor Corporation provides financial advisory services to the Company. Pursuant to the agreement, the Company agreed to pay Windsor Corporation, on a quarterly basis, cash or common stock as compensation for services provided.  The Company determined that the fair value of the common stock was more readily determinable than the fair value of the services rendered. Accordingly, the Company recorded the fair market value of the stock as compensation expense. During the years ended March 31, 2014 and 2013, the Company issued 30,361 and 12,232 shares of common stock, respectively.  During the years ended March 31, 2014 and 2013, the Company recorded $120,000 and $120,000, respectively, of expense related to this agreement, of which $109,000 was paid with 30,361 shares of common stock. The expense was recorded as selling, general and administrative expense in the accompanying consolidated statement of comprehensive income (loss).

On September 4, 2012, the Company entered into an agreement with Worldwide Financial Marketing, Inc. for providing financial advisory services. Pursuant to the agreement, the Company agreed to pay Worldwide Financial Marketing, Inc. common stock as compensation for services provided. The Company determined that the fair value of the common stock was more readily determinable than the fair value of the services rendered. Accordingly, the Company recorded the fair market value of the stock as expense. During the year ended March 31, 2014 and 2013, the Company issued 10,000 and 3,571 shares of common stock, respectively, in connection with this agreement. During the year ended March 31, 2014 and 2013, the Company recorded $23,000 and $17,000 of expense related to this agreement, respectively. The expense was recorded as selling, general and administrative expense in the accompanying consolidated statements of comprehensive income (loss).

NOTE 14 – Stock-Based Compensation

2004 Stock Plan

The Company’s 2004 stock option plans (the “Plan”) became effective July 2004. The Plan provides for grants of both incentive stock options (ISOs) and non-qualified stock options (NSOs) to employees, consultants and directors.

In accordance with the Plan, the stated exercise price may not be less than 100% and 85% of the estimated fair market value of the Company’s common stock on the date of grant for ISOs and NSOs, respectively, as determined by the board of directors at the date of grant. With respect to any 10% shareholder, the exercise price of an ISO or NSO was not to exceed 110% of the estimated fair market value per share on the date of grant.

Options issued under the Plan generally have a ten-year term and generally became exercisable over a five-year period.

In connection with the Company’s reincorporation in Delaware on December 15, 2006, the Company’s board of directors determined no future options will be granted under the 2004 Plan.

2006 Stock Plan

The board initially adopted the 2006 Stock Incentive Plan on August 25, 2006. On December 14, 2006, the stockholders approved the 2006 Stock Incentive Plan which became effective at the close of the Company’s initial public offering. The 2006 Stock Incentive Plan was later amended and restated by a unanimous board resolution on April 26, 2007, and such amendments were subsequently approved by the stockholders. On September 10, 2009, the Company’s shareholders approved a subsequent amendment to the 2006 Stock Incentive Plan. The 2006 Stock Incentive Plan, as amended and restated, is hereafter referred to as the “2006 Plan.”

The 2006 Plan provides for the granting of incentive stock options to employees and the granting of nonstatutory stock options to employees, non-employee directors, advisors and consultants. The 2006 Plan also provides for grants of restricted stock, stock appreciation rights and stock unit awards to employees, non-employee directors, advisors and consultants.

In accordance with the 2006 Plan the stated exercise price may not be less than 100% and 85% of the estimated fair market value of common stock on the date of grant for ISOs and NSOs, respectively, as determined by the board of directors at the date of grant. With respect to any 10% stockholder, the exercise price of an ISO or NSO shall not be less than 110% of the estimated fair market value per share on the date of grant.

Options issued under the 2006 Plan generally have a ten-year term.

Shares subject to awards that expire unexercised or are forfeited or terminated will again become available for issuance under the 2006 Plan. No participant in the 2006 Plan can receive option grants, restricted shares, stock appreciation rights or stock units for more than 26,786 shares (adjusted for the reverse stock split effective April 1, 2013) in the aggregate in any calendar year.

On November 7, 2006, the board initially authorized a total of 178,571 of the Company’s common stock shares (adjusted for the reverse stock split effective April 1, 2013) for issuance under the 2006 Plan in addition to increases provided for in the 2006 Plan through August 25, 2016. On September 10, 2009, the Company’s shareholders approved an amendment of the 2006 Plan which authorized and reserved an additional 142,858 shares (adjusted for the reverse stock split effective April 1, 2013) for issuance under the 2006 Plan. The number of shares of the Company’s common stock reserved for issuance under the 2006 Plan may increase if such increase is approved by the board, with no further action by the stockholders, at the beginning of each fiscal year by an amount equal to the lesser of (i) 250,000 shares (adjusted for the reverse stock split effective April 1, 2013); (ii) 5% of the outstanding shares of common stock of the Company on the last day of the immediately preceding year, or (iii) an amount determined by the Company’s board of the directors.

As provided under the 2006 Plan, the aggregate number of shares authorized for issuance as awards under the 2006 Plan increased on April 1, 2012 by 207,199 shares (which number constitutes 5% of the outstanding shares on the last day of the year ended March 31, 2012).  During the year ended March 31, 2014, the board of directors approved an increase of 250,000 shares authorized for issuance. The Plan is subject to adjustment on April 1, 2014, at the board’s discretion (Note 18).

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

The board has authorized 428,572 of the Company’s common stock for issuance under the 2011 Plan, in addition to automatic increases provided for in the 2011 Plan through April 1, 2021. The number of shares of the Company’s common stock reserved for issuance under the 2011 Plan will automatically increase, with no further action by the stockholders, at the beginning of each fiscal year by an amount equal to the lesser of (i) 15% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding year, or (ii) an amount approved by the Company’s board of directors. On April 1, 2012, the board determined not to increase the number of shares authorized for issuance under the 2011 Plan on April 1, 2012 as no shares had yet been issued from the 2011 Plan. The number of shares authorized for issuance will be subject to adjustment on April 1, 2014, in the board’s discretion (Note 18).

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

Shares subject to awards that expire unexercised or are forfeited or terminated for any other reason will again become available for issuance under the 2011 Plan. No participant in the 2011 Plan can receive option grants, stock appreciation rights, restricted shares, or stock units for more than 107,143 shares in the aggregate in any calendar year. As provided under the 2011 Plan, the aggregate number of shares authorized for issuance as awards under the 2011 Plan automatically increases on April 1 of each year by in an amount equal to the lesser of (i) 15% of the outstanding shares on the last day of the immediately preceding year, or (ii) an amount determined by the board. During the year ended March 31, 2014, the board of directors approved an increase of 987,439 shares authorized for issuance. The Plan is subject to adjustment on April 1, 2014, at the board’s discretion (Note 18).

Options and restricted stock units outstanding at March 31, 2014 under the various plans is as follows:

Plan	Total Number of Options and Restricted Stock Units Outstanding in Plan
2004 Plan	66,000
2006 Plan	1,114,000
2011 Plan	1,356,000
2,536,000

A summary of activity under all option plans for the years ended March 31, 2014 and 2013 is presented below :

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2012	895,000	$16.52
Options granted	124,000	6.41
Options exercised	(10,000)	5.53
Options forfeited or expired	(34,000)	24.38
Outstanding at March 31, 2013	975,000	15.08
Options granted	1,648,000	3.91
Options exercised	–	–
Options forfeited or expired	(87,000)	16.04
Outstanding at March 31, 2014	2,536,000	7.78	8.49	$258,000
Exercisable at March 31, 2014	934,000	$14.11	6.25	$122,000
Options available for grant as of March 31, 2014	916,000

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock ($3.77) for stock options.

Stock-Based Compensation

The Company accounts for share-based awards exchanged for employee services at the estimated grant date fair value of the award. The Company amortizes the fair value of employee stock options on a straight-line basis over the requisite service period of the awards.  Compensation expense includes the impact of an estimate for forfeitures for all stock options.

Employee stock-based compensation expense is as follows :

	Employee Stock-based Compensation for the Year Ended March 31, 2014	Employee Stock-based Compensation for the Year Ended March 31, 2013
Cost of revenues	$126,000	$132,000
Research and development	187,000	231,000
Selling, general and administrative	794,000	791,000
Total stock-based compensation	$1,107,000	$1,154,000

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

The Company estimated the fair value of employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service periods of the respective awards. The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Year Ended March 31,
	2014	2013
Fair value of common stock on date of grant	$3.91	$6.41
Expected Term	5.96 yrs	5.80 yrs
Risk-free interest rate	1.66%	0.72%
Dividend yield	0.00%	0.00%
Volatility	86.0%	88.0%

The weighted-average fair values of options granted during the years ended March 31, 2014 and 2013 were $2.65 and $4.61, respectively.

The expected term of stock options represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by the Securities and Exchange Commission's Staff Accounting Bulletin No. 110 for “plain vanilla” options. The expected stock price volatility for the Company’s stock options was determined by using an average of the historical volatilities of the Company and its industry peers. The Company will continue to analyze the stock price volatility and expected term assumptions as more data for the Company’s common stock and exercise patterns become available. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. The Company estimates forfeitures based on historical experience and reduces compensation expense accordingly. The estimated forfeiture rates used during the year ended March 31, 2014 ranged from 2.53% to 4.77%.

At March 31, 2014, there were unrecognized compensation costs of $4,124,000 related to stock options which are expected to be recognized over a weighted-average amortization period of 2.78 years.

The Company did not capitalize any cost associated with stock-based compensation.

The Company issues new shares of common stock upon exercise of stock options.

NOTE 15 – Income Taxes

The Company has the following net deferred tax assets (in thousands):

	March 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$36,209	$34,880
Research and development tax credit carryforwards	1,650	1,646
Stock-based compensation	3,941	3,727
Reserves and accruals	2,537	1,404
Other deferred tax assets	13	13
State income taxes	(1)	1
Basis difference in assets	35	37
Total deferred tax assets	$44,384	$41,708
Deferred tax liabilities:
Unrealized gain on Ruthigen	(3,111)	–
Net deferred tax asset	41,273	41,708
Valuation allowance	(41,273)	(41,708)
Net deferred tax asset	$–	$–

The Company’s recorded income tax expense, net of the change in the valuation allowance, for each of the periods presented is as follows (in thousands):

	Years Ended March 31,
	2014	2013
Income tax (benefit)	$436	$(391)
Change in valuation allowance	(436)	391
Net income tax expense	$–	$–

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Years Ended March 31,
	2014	2013
Expected federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(6.6)%	(3.8)%
Research and development credit	0.1%	(1.4)%
Foreign earnings taxed at different rates	(2.6)%	1.7%
Recognition of change in estimate of state and foreign NOL carryforward benefits	0.0%	0.0%
Effect of permanent differences on Ruthigen deconsolidation	29.7%	0.0%
Effect of permanent differences	(19.5)%	31.3%
Impact of change in foreign deferred	14.9%	(1.3)%
Impact of change in foreign net operating loss	15.8%	0.0%
Cancellation of stock options and true-ups	(6.5)%	0.9%
Withholding tax	0.0%	(0.9)%
Foreign tax credit	0.0%	0.9%
Other	(3.1)%	(0.7)%
	(11.8)%	(7.3)%
Change in valuation allowance	11.8%	7.3%
Totals	0.0%	0.0%

At March 31, 2014, the Company had net operating loss carryforwards for federal, state and foreign income tax purposes of approximately $84,027,010, $67,507,526 and $16,994,620, respectively. The federal net operating loss carryforwards will expire, if not utilized, beginning of fiscal year March 31, 2022. The state net operating loss carryforwards will expire, if not utilized, beginning of fiscal year March 31, 2015. The foreign net operating loss carryforwards will expire, if not utilized, beginning of fiscal year March 31, 2018. The Company also had, at March 31, 2014, federal and state research credit carryforwards of approximately $809,580 and 790,390, respectively. The federal credits will expire beginning in March 31, 2024 and the state credits do not expire. The Company also had, at March 31, 2014 foreign tax credits carryforwards of approximately $50,000. The foreign credits will expire beginning of fiscal year March 31, 2024.

On March 26, 2014, Ruthigen, Inc. ("Ruthigen") filed a certificate of incorporation (the “Restated Certificate”) with the Secretary of State of the State of Delaware in connection with the closing of the Company’s initial public offering of its securities. Upon the closing of the initial public offering, the Company deconsolidated Ruthigen because it no longer has a controlling financial interest in Ruthigen, its former subsidiary. For tax purposes, no taxable gain or loss is recognized related to the Company’s investment in Ruthigen because Oculus did not sell any of its ownership in Ruthigen as part of the initial public offering transaction. For financial reporting purpose, Ruthigen will be considered as a related party after the deconsolidation as long as Oculus still holds a non-controlling financial interest in Ruthigen. Ruthigen maintains a separate accounting function from Oculus as of March 26, 2014.

The Company has completed a study to assess whether a change in control has occurred or whether there have been multiple changes of control since the Company’s formation. The Company determined, based on the results of the study, no change in control occurred for purposes of Internal Revenue Code section 382. The Company, after considering all available evidence, fully reserved for these and its other deferred tax assets since it is more likely than not such benefits will not be realized in future periods. The Company has incurred losses for both financial reporting and income tax purposes for the year ended March 31, 2014. Accordingly, the Company is continuing to fully reserve for its deferred tax assets. The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the Company’s deferred income tax assets satisfy the realization standards, the valuation allowance will be reduced accordingly.

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

The Company has identified its federal tax return and its state tax return in California as major tax jurisdictions. The Company also filed tax returns in foreign jurisdictions, principally Mexico and The Netherlands. The Company’s evaluation of uncertain tax matters was performed for tax years ended through March 31, 2014. Generally, the Company is subject to audit for the years ended March 31, 2013, 2012 and 2011 and may be subject to audit for amounts relating to net operating loss carryforwards generated in periods prior to March 31, 2011. The Company has elected to retain its existing accounting policy with respect to the treatment of interest and penalties attributable to income taxes, and continues to reflect interest and penalties attributable to income taxes, to the extent they arise, as a component of its income tax provision or benefit as well as its outstanding income tax assets and liabilities. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments, other than those identified above that would result in a material change to its financial position.

The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized tax benefits will increase or decrease within 12 months of March 31, 2014. The unrecognized tax benefits may increase or change during the next year for items that arise in the ordinary course of business.

NOTE 16 – Employee Benefit Plan

The Company has a program to contribute and administer a qualified 401(k) plan. Under the 401(k) plan, the Company matches employee contributions to the plan up to 4% of the employee’s salary. Company contributions to the plans amounted to an aggregate of $131,000 and $140,000 for the years ended March 31, 2014 and 2013, respectively.

NOTE 17 – Segment and Geographic Information

The Company generates product revenues from wound care products which are sold into the human and animal healthcare markets, and the Company generates service revenues from laboratory testing services which are provided to medical device manufacturers.

The Company operates a single segment business for product sales which consists of three geographical sales territories as follows:

	March 31,
	2014	2013
U.S.	$5,340,000	$6,842,000
Mexico	5,259,000	5,886,000
Europe and other	2,124,000	1,855,000
	$12,723,000	$14,583,000

For the year ended March 31, 2014 and 2013, the Company recognized product licensing revenues of $1,829,000 and $1,686,000, respectively. Such revenues are included in the Company’s calculation of product revenues and are reflected in the table above under the respective geographic region where such licensing revenues were earned.

The Company’s service revenues amounted to $945,000 and $869,000 for the years ended March 31, 2014 and 2013.

NOTE 18 – Subsequent Events

At-the-Market Sales Issuances

On April 2, 2014, the Company entered into an At-the-Market Issuance Sales Agreement with MLV & Co. LLC under which we may issue and sell shares of our common stock having an aggregate offering price of up to $9,159,000 from time to time through MLV acting as the Company’s sales agent. The Company will pay MLV a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through MLV as agent under the Sales Agreement. As of June 24, 2014, the Company sold 300,000 shares and the sales of shares under this agreement have resulted in net proceeds of $982,000.

Increase in Shares Authorized for Issuance under the 2006 and 2011 Plans

In April 2014, the Company’s board of directors approved increases to the number of shares authorized for issuance under the 2006 and 2011 Plans by 250,000 and 1,224,021 shares, respectively.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of our most recent fiscal year. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 1992 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended March 31, 2014 (the “2014 Proxy Statement”).

Item 405 of Regulation S-K requires the disclosure of, based upon our review of the forms submitted to us during and with respect to our most recent fiscal year, any known failure by any director, officer, or beneficial owner of more than ten percent of any class of our securities, or any other person subject to Section 16 of the Exchange Act (“reporting person”) to file timely a report required by Section 16(a) of the Exchange Act. This disclosure is contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2014 Proxy Statement.

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

ITEM 11. Executive Compensation

The information required by this Item is incorporated by reference to the 2014 Proxy Statement.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the 2014 Proxy Statement.

The information required to be disclosed by Item 201(d) of Regulation S-K, "Securities Authorized for Issuance Under Equity Compensation Plans," appears under the caption “Equity Compensation Plan Information” in the 2014 Proxy Statement and such information is incorporated by reference into this report.

ITEM 13. Certain Relationships, Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the 2014 Proxy Statement.

ITEM 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the 2014 Proxy Statement.

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

(b) Exhibits

Exhibit Index

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc. (included as Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed June 20, 2007, and incorporated herein by reference).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc. (included as Exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 21, 2008, and incorporated herein by reference).
3.3	Amended and Restated Bylaws, as Amended of Oculus Innovative Sciences, Inc., effective November 3, 2010 (included as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2010, and incorporated herein by reference).
3.4	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 22, 2013, and incorporated herein by reference).
4.1	Specimen Common Stock Certificate (included as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.2	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.3	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.4	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.11 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.5	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.12 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.6	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 13, 2007, and incorporated herein by reference).
4.7	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 28, 2008, and incorporated herein by reference).
4.8	Warrant issued to Dayl Crow, dated March 4, 2009 (included as Exhibit 4.16 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).
4.9	Form of Common Stock Purchase Warrant for April 2009 offering (included as Exhibit 4.15 to the Company’s Registration Statement on Form S-1 (File No. 333-158539) declared effective on July 24, 2009, and incorporated herein by reference).
4.10	Form of Common Stock Purchase Warrant for July 2009 offering (included as Exhibit 4.15 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference)
4.11	Certificate of Designation of Preferences, Rights and Limitations of Series A 0% Convertible Preferred Stock, filed with the Delaware Secretary of State on April 24, 2012 (included as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).
4.12	Form of Common Stock Purchase Warrant for April 2012 offering (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).
4.13	Form of Underwriters Warrant to be issued to the Underwriters in connection with the March 2013 Offering (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 7, 2013, and incorporated herein by reference).
4.14	Warrant issued to Dawson James Securities, Inc., dated December 9, 2013 (included as exhibit 4.14 to the Company’s 10-Q filed February 14, 2014 and incorporated herein by reference).

Exhibit No.	Description
4.15	Warrant issued to Dawson James Securities, Inc., dated December 9, 2013 (included as exhibit 4.14 to the Company’s 10-Q filed February 14, 2014 and incorporated herein by reference).
4.16	Form of Series A Common Stock Purchase Warrant for February 2014 offering (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 26, 2014 and incorporated herein by reference).
4.17	Form of Series B Common Stock Purchase Warrant for February 2014 offering (included as exhibit 4.2 to the Company’s Current Report on Form 8-K filed February 26, 2014 and incorporated herein by reference).
4.18	Warrant issued to Dawson James Securities, Inc., dated February 26, 2014 (included as exhibit 4.3 to the Company’s Current Report on Form 8-K filed February 26, 2014 and incorporated herein by reference).

10.1	Form of Indemnification Agreement between Oculus Innovative Sciences, Inc. and its officers and directors (included as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.2	Office Lease Agreement, dated October 26, 1999, between Oculus Innovative Sciences, Inc. and RNM Lakeville, L.P. (included as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.3	Amendment No. 1 to Office Lease Agreement, dated September 15, 2000, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.4	Amendment No. 2 to Office Lease Agreement, dated July 29, 2005, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.5	Amendment No. 3 to Office Lease Agreement, dated August 23, 2006, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.6	Office Lease Agreement, dated May 18, 2006, between Oculus Technologies of Mexico, S.A. de C.V. and Antonio Sergio Arturo Fernandez Valenzuela (translated from Spanish) (included as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.7	Office Lease Agreement, dated July 2003, between Oculus Innovative Sciences, B.V. and Artikona Holding B.V. (translated from Dutch) (included as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.8	Form of Director Agreement (included as Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.9	Framework Agreement, dated June 16, 2005, by and among Javier Orozco Gutierrez, Quimica Pasteur, S de R.L., Jorge Paulino Hermosillo Martin, Oculus Innovative Sciences, Inc. and Oculus Technologies de Mexico, S.A. de C.V. (included as Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.10	Mercantile Consignment Agreement, dated June 16, 2005, between Oculus Technologies de Mexico, S.A. de C.V., Quimica Pasteur, S de R.L. and Francisco Javier Orozco Gutierrez (included as Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.11	Partnership Interest Purchase Option Agreement, dated June 16, 2005, by and between Oculus Innovative Sciences, Inc. and Javier Orozco Gutierrez (included as Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.12	Termination of Oculus Innovative Sciences, Inc. and Oculus Technologies de Mexico, S.A. de C.V.’s Agreements with Quimica Pasteur, S de R.L. by Jorge Paulino Hermosillo Martin (translated from Spanish) (included as Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.13	Termination of Oculus Innovative Sciences, Inc. and Oculus Technologies de Mexico, S.A. de C.V.’s Agreements with Quimica Pasteur, S de R.L. by Francisco Javier Orozco Gutierrez (translated from Spanish) (included as Exhibit 10.29 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.14	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Hojabr Alimi, dated January 1, 2004 (included as Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.15	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Jim Schutz, dated January 1, 2004 (included as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.16	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Robert Miller, dated June 1, 2004 (included as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.17	Amended and Restated Oculus Innovative Sciences, Inc. 2006 Stock Incentive Plan and related form stock option plan agreements (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 2, 2007, and incorporated herein by reference).
10.18	Amendment No. 4 to Office Lease Agreement, dated September 13, 2007, by and between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).

Exhibit No.	Description
10.19	Amendment to Office Lease Agreement, effective February 15, 2008, by and between Oculus Innovative Sciences Netherlands B.V. and Artikona Holding B.V. (translated from Dutch) (included as Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).
10.20	Purchase Agreement by and between Oculus Innovative Sciences, Inc. and Robert Burlingame, dated January 26, 2009 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 29, 2009, and incorporated herein by reference).
10.21	Purchase Agreement by and between Oculus Innovative Sciences, Inc. and Non-Affiliated Investors, dated January 26, 2009 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 29, 2009, and incorporated herein by reference).
10.22	Revenue Sharing Distribution Agreement by and between Oculus Innovative Sciences, Inc. and VetCure, Inc., dated January 26, 2009 (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 29, 2009, and incorporated herein by reference).
10.23	Purchase Agreement by and between Oculus Innovative Sciences, Inc., Robert Burlingame and Seamus Burlingame, dated February 24, 2009 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 27, 2009, and incorporated herein by reference).
10.24	Amendment No. 1 to Revenue Sharing Distribution Agreement by and between Oculus Innovative Sciences, Inc. and VetCure, Inc., dated February 24, 2009 (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed February 27, 2009, and incorporated herein by reference).
10.25	Consultant Agreement by and between Oculus Innovative Sciences, Inc. and Robert C. Burlingame, dated April 1, 2009 (included as Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).
10.26	Microcyn U.S. Commercial Launch Agreement by and between Oculus Innovative Sciences, Inc. and Advocos, dated April 24, 2009 (included as Exhibit 10.53 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).
10.27	Amendment No. 5 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and RNM Lakeville, LLC, dated May 18, 2009 (included as Exhibit 10.54 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).
10.28	Engagement Agreement by and between Oculus Innovative Sciences, Inc. and Dawson James Securities, Inc., dated April 10, 2009 (included as Exhibit 10.55 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).
10.29	Amendment and Clarification of Engagement Letter by and between Oculus Innovative Sciences, Inc. and Dawson James Securities, Inc., dated July 2, 2009 (included as Exhibit 10.56 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).
10.30	Second Amendment and Clarification of Engagement Letter by and between Oculus Innovative Sciences, Inc. and Dawson James Securities, Inc., dated July 10, 2009 (included as Exhibit 10.57 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).
10.31†	Warrant Purchase Agreement by and between Oculus Innovative Sciences, Inc. and Dawson James Securities, Inc., dated July 13, 2009 (included as Exhibit 10.58 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).
10.32	Amendment No. 2 to Revenue Sharing, Partnership and Distribution Agreement between Oculus Innovative Sciences, Inc. and Vetericyn, Inc., dated July 24, 2009 (refiled as Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2010 filed April 29, 2011, and incorporated herein by reference).
10.33	Loan and Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, Inc., dated May 1, 2010 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 6, 2010, and incorporated herein by reference).
10.34†	Supplement to the Loan and Security Agreement between Oculus Innovative Sciences, Inc., and Venture Lending & Leasing V, Inc., dated May 1, 2010 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 6, 2010, and incorporated herein by reference).
10.35†	Amendment No. 3 to Revenue Sharing, Partnership and Distribution Agreement between Oculus Innovative Sciences, Inc. and Vetericyn, Inc., dated June 1, 2010 (refiled as Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2010 filed April 29, 2011, and incorporated herein by reference).
10.36	Amendment No. 1 to Exhibit A to the Revenue Sharing Distribution Agreement and to the Revenue Sharing, Partnership and Distribution Agreement as Revised and Amended, June 1, 2010, dated September 1, 2010 (included as Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2010, and incorporated herein by reference).

Exhibit No.	Description
10.37	Continuous Offering Program Agreement between Oculus Innovative Sciences, Inc. and Rodman & Renshaw, LLC, dated September 3, 2010 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 17, 2010, and incorporated herein by reference).
10.38†	Purchase Agreement by and between Oculus Innovative Sciences, Inc. and accredited investors, dated February 6, 2009 (refiled as Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2010, and incorporated herein by reference).
10.39†	Distribution Agreement between Oculus Innovative Sciences, Inc. and Tianjin Ascent Import and Export Company, Ltd., dated January 28, 2011 (included as Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q filed February 4, 2011, and incorporated herein by reference).
10.40†	Exclusive Sales and Distribution Agreement between Oculus Innovative Sciences, Inc. and Quinnova Pharmaceuticals, Inc., dated February 14, 2011 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 18, 2011, and incorporated herein by reference).
10.41	Exclusive Co-Promotion Agreement between Oculus Innovative Sciences, Inc. and Quinnova Pharmaceuticals, Inc., dated February 14, 2011 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 18, 2011, and incorporated herein by reference).
10.42	Product Option Agreement between Oculus Innovative Sciences, Inc. and AmDerma Pharmaceuticals, LLC, dated February 14, 2011 (included as Exhibit 10.3 to the Company's Current Report on Form 8-K filed February 18, 2011, and incorporated herein by reference).
10.43	Amendment No. 6 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and RNM Lakeville, L.P., dated April 26, 2011 (included as Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed June 3, 2011, and incorporated herein by reference).
10.44	Loan and Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing VI, Inc., dated June 29, 2011 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).
10.45	Supplement to the Loan and Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing VI, Inc., dated June 29, 2011 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).
10.46	Amendment No. 1 to the Loan and Security Agreement and Supplement to the Loan and Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, Inc., dated June 29, 2011 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).
10.47	Intellectual Property Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing VI, Inc., dated June 29, 2011 (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).
10.48	Intellectual Property Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, Inc., dated June 29, 2011 (included as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).
10.49†	Oculus Innovative Sciences, Inc. 2011 Stock Incentive Plan (included as Exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2011, and incorporated herein by reference).
10.50†	Distribution Agreement between Oculus Innovative Sciences, Inc. and Shanghai Sunvic Technology Co. Ltd., dated June 26, 2011 (included as Exhibit 10.58 to the Company’s Quarterly Report on Form 10-Q filed August 4, 2011 and incorporated herein by reference).
10.51	Lease by and between Oculus Innovative Sciences, Inc. and KCKMC Properties, LLP for the property located at 3045 65th Street, Suite 13, Sacramento, CA 95820, dated October 31, 2011 (included as Exhibit 10.56 to the Company’s Quarterly Report on Form 10-Q filed November 8, 2012, and incorporated herein by reference).
10.52	Patent License Agreement-Exclusive between Oculus Innovative Sciences, Inc. and agencies of the United States Public Health Service within the Department of Health and Human Services, dated August 22, 2011 (included as Exhibit 10.60 to the Company’s Quarterly Report on Form 10-Q filed November 3, 2011, and incorporated herein by reference).
10.53†	Securities Purchase Agreement by and between the Company and the Purchasers, dated April 22, 2012 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).
10.54†	Collaboration Agreement between Oculus Innovative Sciences, Inc. and AmDerma Pharmaceuticals, LLC, dated June 21, 2012 (included as Exhibit 10.53 to the Company’s Annual Report on Form 10-K filed June 21, 2012 and incorporated herein by reference).
10.55†	License, Exclusive Distribution and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Oculus Technologies of Mexico, S.A. de C.V., and, More Pharma Corporation, S. de R.L. de C.V., dated August 9, 2012 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 15, 2012, and incorporated herein by reference).
10.56	Exclusive Distribution and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Oculus Technologies of Mexico, S.A. de C.V., and, More Pharma Corporation, S. de R.L. de C.V., dated August 9, 2012 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed August 15, 2012, and incorporated herein by reference).

Exhibit No.	Description
10.57	Amendment to Lease dated August 30, 2012 by and between Oculus Innovative Sciences, Inc. and KCKMC Properties, LLC for the property located at 3045 65th Street, Suite 13, Sacramento, CA 95820, dated September 6, 2012 (included as Exhibit 10.57 to the Company’s Quarterly Report on Form 10-Q filed November 8, 2012, and incorporated herein by reference).
10.58	Amendment No. 7 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and 1125-1137 North McDowell, LLC, dated October 10, 2012 (included as Exhibit 10.58 to the Company’s Quarterly Report on Form 10-Q filed November 8, 2012, and incorporated herein by reference).
10.59	Stock Purchase Agreement by and between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, LLC and Venture Lending & Leasing VI, LLC, dated October 30, 2012 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 1, 2012, and incorporated herein by reference).
10.60	Letter Agreement by and between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, Inc., dated October 30, 2012 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed November 1, 2012, and incorporated herein by reference).
10.61	Letter Agreement by and between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing VI, Inc., dated October 30, 2012 (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed November 1, 2012, and incorporated herein by reference).
10.62	Side Letter Agreement to the Stock Purchase Agreement dated April 22, 2012 by and between Oculus Innovative Sciences, Inc., on one hand, and Sabby Healthcare Volatility Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. on the other hand, dated October 29, 2012 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed November 1, 2012, and incorporated herein by reference).
10.63	Offer of Employment Letter between Oculus Innovative Sciences, Inc. and Sameer Harish, effective as of February 1, 2013 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 4, 2013, and incorporated herein by reference).
10.64	Employment Agreement by and between Ruthigen, Inc. and Hojabr Alimi, dated March 21, 2013 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 22, 2013, and incorporated herein by reference).
10.65	License and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated May 23, 2013 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 7, 2013, and incorporated herein by reference).
10.66	Shared Services Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated May 23, 2013 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed June 7, 2013, and incorporated herein by reference).
10.67	Amendment to Offer of Employment Letter between Oculus Innovative Sciences, Inc. and Sameer Harish, dated May 23, 2013 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed June 7, 2013, and incorporated herein by reference).
10.68	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Jim Schutz, dated June 20, 2013 (filed as Exhibit 10.68 to the Company’s Annual Report on Form 10-K, filed June 25, 2013 and incorporated herein by reference).
10.69	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Robert Miller, dated June 20, 2013 (filed as Exhibit 10.69 to the Company’s Annual Report on Form 10-K, filed June 25, 2013 and incorporated herein by reference).
10.70	Separation Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated August 2, 2013 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 8, 2013 and incorporated herein by reference).
10.71	Amendment No. 1 to License and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated October 9, 2013 (included as exhibit 10.64 to the Company’s 10-Q filed November 19, 2013 and incorporated herein by reference).
10.72	Amendment No. 2 to License and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated November 6, 2013 (included as exhibit 10.65 to the Company’s 10-Q filed November 19, 2013 and incorporated herein by reference).
10.73	Letter Agreement by and between Oculus Innovative Sciences, Inc., Venture Lending & Leasing V, Inc., and Venture Lending & Leasing VI, Inc., dated November 6, 2013 (filed as exhibit 10.66 to the Company’s 10-Q filed November 19, 2013 and incorporated herein by reference).
10.74	Form of Securities Purchase Agreement by and between Oculus Innovative Sciences, Inc. and the Purchasers, dated December 4, 2013 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 6, 2013, and incorporated herein by reference).
10.75	Funding Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated January 31, 2014 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 6, 2014, and incorporated herein by reference).

Exhibit No.	Description
10.76	Amended Separation Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated January 31, 2014 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 6, 2014, and incorporated herein by reference).
10.77	Amendment No. 3 to License and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated January 31, 2014 (included as exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 6, 2014 and incorporated herein by reference).
10.78	Amendment No. 1 to Shared Services Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated January 31, 2014 (included as exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 6, 2014).
10.79	Letter Agreement by and between Oculus Innovative Sciences, Inc. and Hojabr Alimi, dated January 31, 2014 (included as exhibit 10.6 to the Company’s Current Report on Form 8-K filed February 6, 2014).
10.80	Form of Securities Purchase Agreement by and between Oculus Innovative Sciences, Inc. and the Purchasers, dated February 21, 2014 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 26, 2014 and incorporated herein by reference).
10.81	At-the-Market Issuance Sales Agreement, dated April 2, 2014, by and between Oculus Innovative Sciences, Inc. and MLV & Co. LLC (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 2, 2014 and incorporated herein by reference).
21.1*	List of Subsidiaries
23.1*	Consent of Marcum LLP, independent registered public accounting firm.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*#	XBRL Instance Document.
101.SCH*#	XBRL Taxonomy Extension Schema.
101.CAL*#	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*#	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*#	XBRL Taxonomy Extension Label Linkbase.
101.PRE*#	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
†	Confidential treatment has been granted with respect to certain portions of this agreement.
#	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

OCULUS INNOVATIVE SCIENCES, INC.

Date: June 30, 2014	By:	/s/ Jim Schutz
Jim Schutz President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jim Schutz	President, Chief Executive Officer and	June 30, 2014
Jim Schutz	Director (Principal Executive Officer)

/s/ Robert E. Miller	Chief Financial Officer	June 30, 2014
Robert E. Miller	(Principal Financial Officer, and
Principal Accounting Officer)

/s/ Sharon Barbari	Director	June 30, 2014
Sharon Barbari

/s/ Jay Edward Birnbaum	Director	June 30, 2014
Jay Edward Birnbaum

/s/ Russell Harrison	Director	June 30, 2014
Russell Harrison

/s/ Jerry McLaughlin	Director	June 30, 2014
Jerry McLaughlin

