Form 10-Q
period 2014-06-30
Oculus Innovative Sciences, Inc.
filed 2014-08-12
CIK 1367083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
☐	☐	(Do not check if a smaller reporting company) ☐	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 5, 2014, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 8,475,265.

OCULUS INNOVATIVE SCIENCES, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30,	March 31,
	2014	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,987	$5,480
Accounts receivable, net	1,954	1,790
Due from affiliate	–	537
Inventories, net	1,306	1,088
Prepaid expenses and other current assets	421	647
Total current assets	8,668	9,542
Property and equipment, net	946	971
Long-term investment, at cost	10,150	10,150
Other assets	115	128
Total assets	$19,879	$20,791

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$943	$736
Accrued expenses and other current liabilities	734	889
Deferred revenue	2,250	2,629
Current portion of long-term debt	63	143
Derivative liabilities (See Note 4)	1,697	3,175
Total current liabilities	5,687	7,572
Deferred revenue, less current portion	787	1,152
Long-term debt	1	4
Total liabilities	6,475	8,728
Commitments and Contingencies
Stockholders’ Equity
Convertible preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued and outstanding at June 30, 2014 (unaudited) and March 31, 2014, respectively
Common stock, $0.0001 par value; 14,285,715 shares authorized, 8,460,145 and 8,160,145 shares issued and outstanding at June 30, 2014 (unaudited) and March 31, 2014, respectively	1	1
Additional paid-in capital	150,544	149, 141
Accumulated other comprehensive loss	(3,061)	(3,069)
Accumulated deficit	(134,080)	(134,010)
Total stockholders’ equity	13,404	12,063
Total liabilities and stockholders’ equity	$19,879	$20,791

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2014	2013
Revenues
Product	$2,795	$2,721
Product licensing fees	375	433
Service	222	218
Total revenues	3,392	3,372
Cost of revenues
Product	1,322	1,021
Service	164	151
Total cost of revenues	1,486	1,172
Gross profit	1,906	2,200
Operating expenses
Research and development	439	507
Selling, general and administrative	2,981	2,819
Total operating expenses	3,420	3,326
Loss from operations	(1,514)	(1,126)
Interest expense	(3)	(250)
Interest income	–	1
Loss due to change in fair value of common stock	–	(309)
Gain due to change in fair value of derivative liabilities (See Note 4)	1,478	–
Other expense, net	(31)	(28)
Net loss	$(70)	$(1,712)
Net loss per common share: basic and diluted	$(0.01)	$(0.26)
Weighted-average number of shares used in per common share calculations:
Basic and diluted	8,346	6,619
Other comprehensive loss
Net loss	$(70)	$(1,712)
Foreign currency translation adjustments	8	(99)
Comprehensive loss	$(62)	$(1,811)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net loss	$(70)	$(1,712)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	64	65
Stock-based compensation	451	347
Change in fair value of derivative liability (See Note 4)	(1,478)	–
Loss due to change in fair value of common stock	–	309
Non-cash interest expense	–	167
Foreign currency transaction gains	8	(2)
Gain on disposal of property and equipment	(13)	–
Changes in operating assets and liabilities:
Accounts receivable, net	(160)	(519)
Due from affiliate	537	–
Inventories, net	(213)	148
Prepaid expenses and other current assets	226	354
Accounts payable	206	224
Accrued expenses and other liabilities	(41)	(28)
Deferred revenue	(863)	(410)
Net cash used in operating activities	(1,346)	(1,057)
Cash flows from investing activities:
Purchases of property and equipment	(21)	(186)
Long-term deposits	13	16
Net cash used in investing activities	(8)	(170)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	952	–
Deferred offering costs	–	(509)
Principal payments on long-term debt	(83)	(748)
Net cash provided by (used in) financing activities	869	(1,257)
Effect of exchange rate on cash and cash equivalents	(8)	(36)
Net decrease in cash and cash equivalents	(493)	(2,520)
Cash and cash equivalents, beginning of year	5,480	7,900
Cash and cash equivalents, end of period	$4,987	$5,380

Supplemental disclosure of cash flow information:
Cash paid for interest	$3	$83

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.	Organization and Summary of Significant Accounting Policies

Organization

Oculus Innovative Sciences, Inc. (the “Company”) was incorporated under the laws of the State of California in April 1999 and was reincorporated under the laws of the State of Delaware in December 2006. The Company’s principal office is located in Petaluma, California. The Company is a global healthcare company that designs, produces, and markets prescription and non-prescription products in 33 countries. It is pioneering innovative products for the dermatology, surgical, advanced wound and skin care, and animal healthcare markets. The Company’s primary focus is on its proprietary technology platform called Microcyn® Technology. This technology is based on electrically charged oxychlorine small molecules designed to target a wide range of organisms that cause disease (pathogens). Several Microcyn® Technology tissue care products are designed to treat infections and enhance healing while reducing the need for antibiotics.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2014 and for the three months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The unaudited condensed consolidated balance sheet as of June 30, 2014 and the condensed consolidated statements of comprehensive loss and cash flows for the three months ended June 30, 2014 and 2013 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three months ended June 30, 2014 are not necessarily indicative of results to be expected for the year ending March 31, 2015 or for any future interim period. The condensed consolidated balance sheet at March 31, 2014 has been derived from audited consolidated financial statements. However, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended March 31, 2014, and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on June 30, 2014.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Significant estimates and assumptions include reserves and write-downs related to receivables and inventories, the recoverability of long-lived assets, the valuation allowance relating to the Company’s deferred tax assets, valuation of equity and derivative instruments, debt discounts, valuation of investments, and the estimated amortization periods of upfront product licensing fees received from customers. Periodically, the Company evaluates and adjusts estimates accordingly. The allowances for uncollectible accounts receivable balances amounted to $21,000 and $8,000, which are included in Accounts Receivable, net in the accompanying June 30, 2014 and March 31, 2014 condensed consolidated balance sheets, respectively. The reserves for excess and obsolete inventory balances amounted to $49,000 and $47,000, at June 30, 2014 and March 31, 2014 condensed consolidated balance sheets, respectively.

Net Loss per Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic loss per share for the three months ended June 30, 2014 and 2013 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	June 30,
	2014	2013
	(in thousands)
Options to purchase common stock	2,536	921
Warrants to purchase common stock	2,300	1,318
	4,836	2,239

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company classifies common stock purchase warrants and other free standing derivative financial instruments as equity if the contracts (i) require physical settlement or net-share settlement or (ii) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (iii) contain reset provisions as either an asset or a liability. The Company assesses classification of its freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company determined that its freestanding derivatives, which principally consist of warrants to purchase common stock, satisfied the criteria for classification as equity instruments, other than certain warrants that contained reset provisions and certain warrants that required net-cash settlement that the Company classified as derivative liabilities as more fully described in Note 4.

Fair Value of Financial Assets and Liabilities

Financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments. The carrying amounts of long-term investments include the investment held in Ruthigen, Inc. (“Ruthigen”) and are carried at cost, which management believes approximates fair value. The fair value of capital lease obligations and equipment loans approximates their carrying amounts as a market rate of interest is attached to their repayment. The Company measures the fair value of financial assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. The Company uses three levels of inputs that may be used to measure fair value:

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Financial liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2014 Using
	Total June 30, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
Liabilities:
Derivative liabilities – warrants	$1,697,000	–	–	$1,697,000

	Fair Value Measurements at March 31, 2014 Using
	Total March 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
Liabilities:
Derivative liabilities – warrants	$3,175,000	–	–	$3,175,000

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

As of June 30, 2014, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

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

When circumstances indicate that an impairment may have occurred, the Company tests such assets for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of such assets and their eventual disposition to their carrying amounts. In estimating these future cash flows, assets and liabilities are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other such groups. If the undiscounted future cash flows are less than the carrying amount of the asset, an impairment loss, measured as the excess of the carrying value of the asset over its estimated fair value, will be recognized. The cash flow estimates used in such calculations are based on estimates and assumptions, using all available information that management believes is reasonable. During the three months ended June 30, 2014, the Company had noted no indicators of impairment.

Long-Term Investments

The Company’s long-term investments consist of the 2,000,000 shares it owns in Ruthigen at June 30, 2014 and March 31, 2014. The Company carries securities that do not have a readily determinable fair value at cost. The Company has not recorded any impairment losses during the three months ended June 30, 2014 as it relates to its investments held.

Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date the condensed consolidated financial statements were issued (Note 11).

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (“ASU”) No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company is currently evaluating the impact of the adoption of this standard on its condensed consolidated financial position and results of operations.

Accounting standards that have been issued or proposed by the FASB, SEC and/or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the condensed consolidated financial statements upon adoption.

Note 2.	Liquidity and Financial Condition

The Company reported a loss of $70,000 for the three months ended June 30, 2014. At June 30, 2014 and March 31, 2014, the Company’s accumulated deficit amounted to $134,080,000 and $134,010,000, respectively. The Company had working capital of $2,981,000 and $1,970,000 as of June 30, 2014 and March 31, 2014, respectively. The Company expects the need to raise additional capital from external sources in order to continue the longer term efforts contemplated under its business plan. The Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital to pursue its product development initiatives, penetrate markets for the sale of its products and continue as a going concern.

On April 2, 2014, the Company entered into an At-the-Market Issuance Sales Agreement with MLV & Co. LLC (“MLV”) under which the Company may issue and sell shares of common stock having an aggregate offering price of up to $9,159,000 from time to time through MLV acting as the Company’s sales agent. The Company will pay MLV a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through MLV as agent under the Sales Agreement. During the three months ended June 30, 2014, the sales of 300,000 shares under this agreement resulted in net proceeds of $952,000. Subsequent to June 30, 2014 and through August 6, 2014, the sales of 15,120 shares under this agreement resulted in net proceeds of $43,000 (Note 11).

The Company currently anticipates that its cash and cash equivalents will be sufficient to meet its working capital requirements to continue its sales and marketing and research and development efforts through at least July 1, 2015. However, in order to execute the Company’s long-term Microcyn® product development strategy and to penetrate new and existing markets, the Company may need to raise additional funds through public or private equity offerings, debt financings, corporate collaborations or other means and potentially reduce operating expenditures.

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

Note 3.	Condensed Consolidated Balance Sheets

Inventories

Inventories consist of the following:

	June 30,	March 31,
	2014	2014
Raw materials	$867,000	$790,000
Finished goods	488,000	345,000
	1,355,000	1,135,000
Less: inventory allowances	(49,000)	(47,000)
	$1,306,000	$1,088,000

Note 4.	Derivative Liabilities

The Company deems financial instruments, which require net-cash settlement, as either an asset or a liability. The common stock purchase warrants issued in conjunction with the Company’s December 9, 2013 and February 26, 2014 registered direct offerings contain net-cash settlement features, which give the warrant holder the right to a net-cash settlement in the event certain transactions occur. Pursuant to the terms of the warrants, if such a transaction occurs, the warrant holder will be entitled to a net-cash settlement value calculated using the Black-Scholes valuation model using an expected volatility equal to the greater of 100% and the 30 day volatility obtained from the HVT function on Bloomberg, an expected term equal to the remaining term of the warrants, and applicable risk-free interest rate corresponding to the U.S. Treasury.

The derivative liabilities relating to the warrants with net-cash settlement provisions were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	Measurement Date	Warrants	Remaining Contract Term in Years	Exercise Price	Volatility	Risk-free Interest Rate	Fair Value
Warrant
Placement Agent Warrants	March 31, 2014	16,500	2.09	$5.00	128%	0.44%	$37,000
Investor - Series A Warrants	March 31, 2014	1,000	1.41	$3.00	128%	0.44%	1,000
Investor - Series B Warrants	March 31, 2014	1,400,000	1.41	$3.63	128%	0.44%	2,958,000
Placement Agent Warrants	March 31, 2014	69,037	2.09	$3.00	128%	0.44%	179,000
							$3,175,000
Warrant
Placement Agent Warrants	June 30, 2014	16,500	1.84	$5.00	100%	0.47%	$19,000
Investor - Series A Warrants	June 30, 2014	1,000	1.16	$3.00	100%	0.11%	1,000
Investor - Series B Warrants	June 30, 2014	1,400,000	1.16	$3.63	100%	0.11%	1,568,000
Placement Agent Warrants	June 30, 2014	69,037	1.84	$3.00	100%	0.47%	109,000
							$1,697,000

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

Three Months Ended June 30, 2014	Fair Value
Beginning balance - April 1, 2014	$3,175,000
Mark to market net unrealized gain	(1,478,000)
Ending balance – June 30, 2014	$1,697,000

Note 5.	Commitments and Contingencies

Legal Matters

The Company, on occasion, may be involved in legal matters arising in the ordinary course of our business including matters involving proprietary technology. While management believes that such matters are currently insignificant, matters arising in the ordinary course of business for which the Company is or could become involved in litigation may have a material adverse effect on its business, financial condition or results of comprehensive loss.

Employment Agreements

As of June 30, 2014, the Company had employment agreements in place with four of its key executives. The agreements provide, among other things, for the payment of nine to twenty-four months of severance compensation for terminations under certain circumstances. With respect to these agreements, at June 30, 2014, potential severance amounted to $1,130,000 and aggregated annual salaries amounted to $935,000.

Related Party Agreements

On January 26, 2009, the Company entered into a commercial agreement with VetCure, Inc., a California corporation, to market and sell the Company’s Microcyn®-based animal health care products branded as Vetericyn®. VetCure, Inc. later changed its name to Vetericyn, Inc. This agreement was amended on February 24, 2009, July 24, 2009, June 1, 2010, and November 1, 2010. Pursuant to the agreement, the Company provides Vetericyn, Inc. with bulk product and Vetericyn, Inc. bottles, packages, and sells Microcyn®-based animal health care products branded as Vetericyn®. The Company receives a fixed amount for each bottle of Vetericyn® sold by Vetericyn, Inc.

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

Additionally, on July 1, 2011, Vetericyn, Inc. and Innovacyn, Inc. began to share profits with the Company related to the Vetericyn® and Microcyn® over-the-counter sales with Vetericyn, Inc. and Innovacyn, Inc. During the three months ended June 30, 2014 and 2013, the Company recorded revenue related to these agreements in the amounts of $528,000 and $741,000, respectively. The revenue is recorded in product revenues in the accompanying condensed consolidated statements of comprehensive loss. At June 30, 2014 and March 31, 2014, the Company had outstanding accounts receivable of $299,000 and $220,000, respectively, related to Innovacyn, Inc.

In April of 2014, Innovacyn, Inc. notified the Company that over the next twelve months Innovacyn, Inc. will transition to a new supplier for its animal care products. The Company is discussing a transition agreement with Innovacyn, Inc. and is actively seeking new distribution channels and locating a new animal health care partner, although no assurance can be provided that the Company will locate one. The Company’s future revenue may be adversely impacted during this transition.

Commercial Agreements

On August 9, 2012, the Company, along with its Mexican subsidiary and manufacturer Oculus Technologies of Mexico S.A. de C.V. (“Manufacturer”), entered into a license, exclusive distribution and supply agreement with More Pharma Corporation, S. de R.L. de C.V. (“More Pharma”) (the “License Agreement”). For a one-time payment of $500,000, the Company granted More Pharma an exclusive license, with the right to sublicense, under certain conditions and with the Company’s consent, to all of the Company’s proprietary rights related to certain of its pharmaceutical products for human application that utilize the Company’s Microcyn® Technology within Mexico. For an additional one-time payment of $3,000,000, the Company also agreed to appoint More Pharma as the exclusive distributor of certain of its products in Mexico for the term of the agreement. Additionally, Manufacturer granted More Pharma an exclusive license to certain of Manufacturer’s then-held trademarks in exchange for a payment of $100,000 to Manufacturer. The Company has the ability to terminate the agreement if certain annual purchase minimums are not met. The term of the agreement is twenty-five years from the effective date of August 15, 2012. The term of the License Agreement will automatically renew after the twenty-five year term for successive two year terms as long as More Pharma has materially complied with any and all of the obligations under the License Agreement, including but not limited to, meeting the minimum purchase requirements set forth therein.

Additionally, on August 9, 2012, the Company, along with Manufacturer, entered into an exclusive distribution and supply agreement with More Pharma (the “Distribution Agreement”). For a one-time payment of $1,500,000, the Company granted More Pharma the exclusive ability to market and sell certain of its pharmaceutical products for human application that utilize the Company’s Microcyn® Technology. The Company also appointed More Pharma as its exclusive distributor, with the right to execute sub-distribution agreements, under certain conditions, and with the Company’s consent, within the following countries: Antigua & Barbuda, Argentina, Aruba & Curacao, Bahamas, Barbados, Belize, Bolivia, Bonaire, Brazil, British Guyana, British Islands, Cayman Islands, Chile, Colombia, Cuba, Dominica, Dominican Republic, Ecuador, El Salvador, French Guyana, Grenada, Guadalupe, Guatemala, Haiti, Honduras, Jamaica, Martinique, Nicaragua, Paraguay, Peru, St. Bartolome, St. Vincent & Grenades, Surinam, Trinidad & Tobago, Turks & Caicos Islands, Uruguay, Venezuela and Virgin Islands.

The Company will recognize the $5,100,000 related to the License Agreement and the Distribution Agreement as revenue on a straight line basis consistent with the Company’s historical experience with contracts having similar terms, which is typically over three to five years of the contract. Additionally, the Company capitalized $214,000 of its transaction costs related to the License Agreement and the Distribution Agreement, which will be amortized by the Company as expense on a straight line basis consistent with the related revenue recognition practices. At June 30, 2014 and March 31, 2014, the Company had outstanding accounts receivable of $722,000 and $790,000 due from More Pharma, respectively. During three months ended June 30, 2014 and 2013, the Company recognized $375,000 in each period related to the amortization of the upfront fees received in the transaction. Additionally, during the three months ended June 30, 2014 and 2013, the Company recognized $16,000 in each period, as expense related to the transaction costs of the transaction. The Company recognizes product sales on a sell-through basis as More Pharma sells products through to its customers.

Note 6.	Stockholders’ Equity

Sale of Common Stock

On April 2, 2014, the Company entered into an At-the-Market Issuance Sales Agreement with MLV & Co. LLC (“MLV”) under which the Company may issue and sell shares of common stock having an aggregate offering price of up to $9,159,000 from time to time through MLV acting as the Company’s sales agent. The Company will pay MLV a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through MLV as agent under the Sales Agreement. As of June 30, 2014, the sales of 300,000 shares under this agreement have resulted in net proceeds of $952,000. Subsequent to June 30, 2014, the sales of 15,120 shares under this agreement have resulted in net proceeds of $43,000 (Note 11).

Note 7.	Stock-Based Compensation

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

Employee stock-based compensation expense is as follows:

	Three Months Ended June 30,
	2014	2013
Cost of revenues	$64,000	$25,000
Research and development	96,000	33,000
Selling, general and administrative	291,000	128,000
Total stock-based compensation	$451,000	$186,000

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options.

A summary of all option activity as of June 30, 2014 and changes during the three months then ended is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at April 1, 2014	2,536,000	7.78
Options granted	–	–
Options exercised	–	–
Options forfeited or expired	–	–
Outstanding at June 30, 2014	2,536,000	$7.78	8.24	$54,000
Exercisable at June 30, 2014	1,084,000	$12.82	6.46	$36,000
Options available for grant as of June 30, 2014	2,252,000

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock ($3.09) for stock options.

At June 30, 2014, there were unrecognized compensation costs of $3,652,000 related to stock options which is expected to be recognized over a weighted-average amortization period of 2.56 years.

The expected term of stock options represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by the Securities and Exchange Commission's Staff Accounting Bulletin No. 110 for “plain vanilla” options. The expected stock price volatility for the Company’s stock options was determined by using an average of the historical volatilities of the Company and its industry peers. The Company will continue to analyze the stock price volatility and expected term assumptions as more data for the Company’s common stock and exercise patterns become available. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. The Company estimates forfeitures based on historical experience and reduces compensation expense accordingly. The estimated forfeiture rates used during the three months ended June 30, 2014 ranged from 0.36% to 0.37%.

The Company did not capitalize any cost associated with stock-based compensation.

The Company issues new shares of common stock upon exercise of stock options.

Note 8.	Income Taxes

The Company has completed a study to assess whether a change in control has occurred or whether there have been multiple changes of control since the Company’s formation. The Company determined, based on the results of the study, no change in control occurred for purposes of Internal Revenue Code section 382. The Company, after considering all available evidence, fully reserved for these and other deferred tax assets since it is more likely than not such benefits will not be realized in future periods. The Company has incurred losses for both financial reporting and income tax purposes for the year ended March 31, 2014. Accordingly, the Company is continuing to fully reserve for its deferred tax assets. The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the Company’s deferred income tax assets satisfy the realization standards, the valuation allowance will be reduced accordingly.

As a result of certain realization requirements of Accounting Standards Codification Topic 718, the Company’s deferred tax assets and liabilities do not include certain deferred tax assets at June 30, 2014 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting purposes.  Equity will be increased by approximately $533,000 if and when such deferred tax assets are ultimately realized.

Note 9.	Segment and Geographic Information

The Company generates product revenues from wound care products that are sold into the human and animal healthcare markets, and the Company generates service revenues from laboratory testing services, which are provided to medical device manufacturers.

The Company operates a single segment business for product sales, which consists of three geographical sales territories as follows (in thousands):

	Three Months Ended June 30,
	2014	2013
U.S.	$1,028,000	$1,323,000
Mexico	1,470,000	1,424,000
Europe and other	672,000	407,000
	$3,170,000	$3,154,000

For the three months ended June 30, 2014 and 2013, the Company recorded licensing revenues of $375,000 and $433,000, respectively. Such revenues are reflected in the table above within product revenue under the respective geographic region.

The Company’s service revenues amounted to $222,000 and $218,000 for the three months ended June 30, 2014 and 2013, respectively.

Note 10.	Significant Customer Concentrations

For the three months ended June 30, 2014, one customer represented 43%, and one customer represented 16% of the quarter’s revenue.

For the three months ended June 30, 2013, one customer represented 42%, and one customer represented 22% of the quarter’s revenue.

At June 30, 2014, one customer represented 36%, and one customer represented 16%, and two customers each represented 15% of the net accounts receivable balance. At March 31, 2014, one customer represented 44%, one customer represented 15%, and one customer represented 12% of the net accounts receivable balance.

Note 11.	Subsequent Events

On April 2, 2014, the Company entered into an At-the-Market Issuance Sales Agreement with MLV & Co. LLC under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $9,159,000 from time to time through MLV acting as the Company’s sales agent. The Company will pay MLV a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through MLV as agent under the Sales Agreement. From July 1, 2014 through August 6, 2014, the sales of 15,120 shares under this agreement have resulted in net proceeds of $43,000.

On July 9, 2014, the Company entered into a two-year lease agreement for 1,496 square feet of office space in Jamison, PA. The rent is $2,126 per month for the first year and $2,369 per month for the second year.

On July 15, 2014, the Company granted an aggregate of 10,463 stock options to its four non-employee directors. The options have an exercise price of $2.68 and vest quarterly over a three year period. In addition, the non-employee directors received an aggregate of approximately $26,000 of cash compensation. The compensation was paid pursuant to the Company’s Non-Employee Director Compensation Plan as compensation for services provided during the three months ended June 30, 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as of June 30, 2014 and our audited consolidated financial statements for the year ended March 31, 2014 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 30, 2014.

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

The information that we post on these social media channels could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in Oculus to review the information that we post on these social media channels. These social media channels may be updated from time to time on Oculus’ investor relations website. The information on, or accessible through, our websites and social media channels is not incorporated by reference in this Quarterly Report on Form 10-Q.

Our Business

We are a global healthcare company that designs, produces, and markets prescription and non-prescription products in 33 countries. We are pioneering innovative products for the dermatology, surgical, advanced wound and tissue care, and animal healthcare markets. Our primary focus is on the commercialization of our proprietary technology platform called Microcyn® Technology. This technology is based on electrically charged oxychlorine small molecules designed to target a wide range of organisms that cause disease (pathogens). These organisms include viruses, fungi, spores and antibiotic-resistant strains of bacteria, such as methicillin-resistant Staphylococcus aureus, or MRSA, and vancomycin-resistant enterococcus, or VRE, as well as Clostridium difficile, or C. diff, a highly contagious bacteria spread by human contact. Several Microcyn® Technology tissue care products are designed to treat infections and enhance healing while reducing the need for antibiotics. Infection is a serious potential complication in both chronic and acute wounds, and controlling infection is a critical step in wound healing.

To date, we have obtained eight approvals or clearances from the U.S. Food and Drug Administration, or FDA, that permit us to sell our Microcyn®-based products as medical devices under Section 510(k) of the Federal Food, Drug and Cosmetic Act in the United States.

We do not have the necessary regulatory approvals to market Microcyn® as a drug or as a medical device with an antimicrobial or wound healing indication in the United States. Outside the United States, our Microcyn®-based products have a European Conformity mark, known as a Conformité Européenne, or CE Mark, device approval in Europe for debriding, irrigating and moistening acute and chronic wounds in comprehensive wound treatment through potential local antimicrobial effect in the wound bed and creating a moist environment. In February 2014, we announced receipt of European CE Mark device approval for our Microcyn®-based GramaDerm® Solution and GramaDerm® Hydrogel. Both products are intended for use in the topical treatment of mild to moderate acne and are designed to complement other acne treatments. In July 2013, we were granted a Mexican patent for the use of our novel antimicrobial surgical solution in the treatment and prevention of peritonitis. In India, our technology has a drug license for cleaning and debriding in wound management. In China, we have obtained a medical device approval by the State Food and Drug Administration for reducing the propagation of microbes in wounds and creating a moist environment for wound healing.

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

Common methods of controlling infection, including topical antiseptics and antibiotics, have proven to be only moderately effective in combating infection in the wound bed. Topical antiseptics also tend to inhibit the healing process due to their toxicity and may require specialized preparation or handling. Antibiotics can lead to the emergence of resistant bacteria, such as MRSA and VRE. Systemic antibiotics may be less effective in controlling infection in patients with disorders affecting circulation, such as diabetes, which are commonly associated with chronic wounds. As a result, no single treatment is used across all types of wounds and stages of healing and we believe Microcyn® Technology can fill a niche in the skin care and chronic and acute wound care markets.

We believe Microcyn® Technology is a stable, anti-infective therapeutic that treats infections and enhances wound healing through increased blood flow to the wound bed and reduction of chronic inflammation. Also, we believe Microcyn® Technology provides significant advantages over current methods of care in the treatment of a wide range of chronic and acute wounds throughout all stages of treatment. These stages include cleaning, debridement, prevention and treatment of infections and wound healing. We believe that, unlike antibiotics, antiseptics, growth regulators and other advanced wound care products, Microcyn® Technology is a stable wound care solution that is as safe as saline, and also treats infection, while simultaneously accelerating wound healing. Also, unlike most antibiotics, we believe Microcyn® Technology does not target specific strains of bacteria, a practice which has been shown to promote the development of resistant bacteria. In addition, our products are shelf-stable, non-toxic, require no special preparation and are easy to use.

Our goal is to become a worldwide leader and for use of our products to be the standard of care in the treatment and irrigation of open wounds and skin care. We currently have, and intend to seek additional, regulatory clearances and approvals to market our Microcyn®-based products worldwide. Physicians and scientists in the United States, Europe, India, Pakistan, China and Mexico have conducted more than 40 clinical and scientific studies of Microcyn® Technology, generating data suggesting that the technology is non-irritating to healthy tissue, reduces microbial load, accelerates wound healing, reduces pain, shortens treatment time and may have the potential to reduce costs to healthcare providers and patients. Most of these studies were not intended to be rigorously designed or controlled clinical trials and, as such, did not have all of the controls required for clinical trials used to support a new drug application submission to the FDA. A number of these studies did not include blinding, randomization, predefined clinical end points, use of placebo and active control groups or U.S. Good Clinical Practice (GCP) requirements. We used the data generated from certain of these studies to support our CE Mark application with the European Union for certification of our Microcyn®-based products for wound cleaning and reduction of microbial load in the European Economic Area. We received a Class II CE Mark in November 2004, and have also received additional international approvals in China, Canada, Mexico, India and select Latin American, Asian and Middle East countries. To date, our Microcyn®-based products have received eight FDA 510(k) clearances in the United States. Many of these clearances are for use as a medical device in wound cleaning, or debridement, lubricating, moistening and dressing, including traumatic wounds and acute and chronic dermal lesions.

Sales and Marketing

We generate revenue through established and scalable commercial operations, including manufacturing in Mexico and the United States, selling products in the United States through partners and our direct sales force and selling products internationally via strategic business partners.

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

Our products are primarily purchased by, among others, hospitals, physicians, nurses, and other healthcare practitioners, who are the primary caregivers to patients, both human and animal, being treated for acute or chronic wounds or undergoing surgical procedures, as well as to dermatologists for treatment of various skin afflictions.

We currently make Microcyn®-based human advanced wound and tissue care products available, both as prescription and over-the-counter products, under our eight 510(k) clearances in the United States.

In addition to our current product registration and approvals, we intend to pursue additional regulatory approvals for human applications in Europe, China, India, Latin America, Asia, the Middle East and Mexico for additional Microcyn® -based products and plan to initiate commercialization upon obtaining such approvals.

Advanced Wound Care

In January 2014, Advocos LLC, a specialty U.S. contract sales organization, assumed the responsibility from Eloquest Healthcare, our former partner, for sales to acute care in hospitals along with sales to other entities for treatment of wound care Advocos increased the number of sales people who focus on wound care centers.

In collaboration with Advocos LLC, we market a family of Microcyn® products for advanced wound care. In January 2014, we announced the introduction of two new products into our advanced wound care product line:

•	Microcyn® Wound & Skin Spray HydroGel in a three-ounce spray bottle formulation, allowing it to be easily and conveniently sprayed directly onto the wound site.
•	Microcyn® Wound & Skin Care with preservatives, in a multi-use two-ounce spray bottle. The reduced bottle size allows it to be used both in the clinic, as well as economically dispensed or prescribed for patients’ at-home use.

Dermatology

We currently derive a significant portion of our revenues from our dermatology products, which are sold in partnership with Quinnova Pharmaceuticals, Inc. We anticipate that our presence in the market will continue to grow. Quinnova launched the AtraproTM family of products formulated from our Microcyn® Technology platform in late February 2012. In partnership with Quinnova, we now market the following products:

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

Quinnova was recently acquired by Everett Laboratories, Inc. and we anticipate that the acquisition will allow Everett to increase and diversify its presence in the fast-growing U.S. dermatology market. The assignment of our previous agreement with Quinnova must be approved by us and at this time, we are considering all of our alternatives prior to assigning the agreement to Everett Laboratories, Inc.

Animal Health Care and Over-the-Counter Wound Care for Humans

In April 2014, Innovacyn notified us that over the next twelve months, Innovacyn intends to transition to a new supplier of product which is currently supplied by us both for animal health care and OTC wound care. We are discussing a transition agreement with Innovacyn that could potentially offset the elimination of any Innovacyn-generated revenue. We are actively seeking new distribution channels and locating a new animal health care partner.

International Sales and Marketing by Our Strategic Business Partners

Europe

We currently rely on exclusive agreements with country-specific distributors for the sale of Microcyn®-based products in Europe, including Italy, the Netherlands, Germany, Czech Republic, Sweden, Spain, Norway, Switzerland, Poland, Finland, Denmark and Serbia.

People’s Republic of China

On January 28, 2011, we entered into an agreement with Tianjin Ascent Import and Export Company, Ltd., a distributor in China, to sell certain of our liquid products, which are currently sold under the product name “Microcyn” in the United States, in China. Pursuant to the agreement, we received a $350,000 non-refundable, upfront payment from the distributor in return for exclusivity to sell these liquid products for the first contract year. In order to maintain exclusivity in subsequent years, the distributor will need to meet minimum purchase requirements each contract year. The initial term of the contract is for five years and is cancellable if certain conditions are not met.

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

Mexico, South and Central America, and the Caribbean

On August 9, 2012, we, along with our Mexican subsidiary and manufacturer Oculus Technologies of Mexico S.A. de C.V., entered into a License, Exclusive Distribution and Supply Agreement with More Pharma Corporation, S. de R.L. de C.V. For a one-time payment of $500,000, we granted More Pharma an exclusive license, with the right to sublicense, under certain conditions and with our consent, to all of our proprietary rights related to certain of our pharmaceutical products for human application that utilize our Microcyn® Technology within Mexico. For an additional one-time payment of $3,000,000, we also agreed to appoint More Pharma as the exclusive distributor of certain of our products in Mexico for the term of the agreement. Additionally, we granted More Pharma an exclusive license to certain of our then-held trademarks in exchange for a payment of $100,000. The term of the agreement is twenty-five years from the effective date of August 15, 2012. The term of the license agreement will automatically renew after the twenty-five year term for successive two year terms, as long as More Pharma has materially complied with any and all of the obligations under the license agreement, including but not limited to, meeting the minimum purchase requirements set forth therein.

On August 9, 2012, we entered into an additional agreement titled Exclusive Distribution and Supply Agreement with More Pharma. For a one-time payment of $1,500,000, we granted More Pharma the exclusive ability to market and sell certain of our pharmaceutical products for human applications that utilize our Microcyn® Technology. We also appointed More Pharma as our exclusive distributor, with the right to execute sub-distribution agreements, under certain conditions and with our consent, within the following countries: Antigua & Barbuda, Argentina, Aruba & Curacao, Bahamas, Barbados, Belize, Bolivia, Bonaire, Brazil, British Guyana, British Islands, Cayman Islands, Chile, Colombia, Cuba, Dominica, Dominican Republic, Ecuador, El Salvador, French Guyana, Grenada, Guadalupe, Guatemala, Haiti, Honduras, Jamaica, Martinique, Nicaragua, Paraguay, Peru, St. Bartolome, St. Vincent & Grenades, Surinam, Trinidad & Tobago, Turks & Caicos Islands, Uruguay, Venezuela and Virgin Islands.

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

Throughout the rest of the world, we intend to use strategic partners and distributors who have a significant sales, marketing and distribution presence in their respective countries to market and sell our Microcyn®-based products. We have established partners and distribution channels for our wound care products in Bangladesh, Pakistan, Singapore, United Arab Emirates and Saudi Arabia. We have also received approval to launch a new Microcyn®-based medical device in Indonesia.

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

NVN Therapeutics

This division is focused on the development and manufacture of dietary supplements for the women’s healthcare market. Our competition in this segment is generally from other consumer and health care supplement manufacturers. Competitive factors include consumer advertising, formulation, packaging, scientific innovation, intellectual property, price, and availability of product forms. A significant aspect of competition is the search for ingredient innovations. The introduction of new products by competitors, changes in medical practices and procedures, and regulatory changes can result in product obsolescence. In addition, private label and local manufacturers' products may increase competitive pressure.

Contract Testing

We also operate a microbiology contract testing laboratory division that provides consulting and laboratory services to medical companies that design and manufacture biomedical devices and drugs, as well as testing of our products and potential products. Our testing laboratory complies with U.S. Current Good Manufacturing Practices and Quality Systems Regulations.

Comparison of Three Months Ended June 30, 2014 and 2013

Revenues

Total revenues were $3,392,000 for the three months ended June 30, 2014, as compared to $3,372,000 in the quarter ended June 30, 2013. Product revenues were up 1% from the same period last year, with increases in Europe, Mexico, the Middle East, India and Singapore, which were offset by decreases in United States and China

Product revenue in the United States for the three months ended June 30, 2014 was down 22% from the same period last year with lower sales in animal health care and dermatology, partially offset by increased sales of wound care products sold by our direct salesforce. We recorded revenue in the amounts of $528,000 and $741,000, for the three months ended June 30, 2014 and 2013, respectively, from our partner Innovacyn. The decrease in revenue was caused by a reduction in the average selling price and unit volume caused by increased competition and transition to a new supplier. The decrease in revenue in the dermatology market was caused by a reduction in the number of samples distributed and the discontinuance of a dermatology distributor.

Revenue in Mexico for the three months ended June 30, 2014 increased $46,000, or 3%, when compared to the same period in the prior year with an increase of 9% in units sold. Additionally, for the three months ended June 30, 2014 and 2013, $375,000 was recognized related to the amortization of upfront license fees paid by More Pharma.

Revenue in Europe and the Rest of the World for the three months ended June 30, 2014 increased $265,000, or 65%, as compared to the same period in the prior year, with increases in Europe, Middle East and Singapore, partially offset by slight declines in China and India. The increases are largely the result of multiple new advanced wound care product line extensions including a gel product, as well as the addition of new European distributors.

The following table shows our product revenues combined with our license revenues by geographic region:

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
United States	$1,028,000	$1,323,000	$(295,000)	(22%)
Mexico	1,470,000	1,424,000	46,000	3%
Europe and Rest of the World	672,000	407,000	265,000	65%
Total	$3,170,000	$3,154,000	$16,000	1%

Licensing revenues were $375,000 and $433,000 for the three months ended June 30, 2014 and 2013, respectively. These amounts are reflected in the table above under the respective geographic region..

Service revenues were $222,000 and $218,000 for the three months ended June 30, 2014 and 2013, respectively, due to an increase in the number of tests provided by our services business.

Gross Profit

We reported gross profit related to our products of $1,848,000 or 58% of product revenues, during the three months ended June 30, 2014, compared to a gross profit of $2,133,000, or 68% of product revenues, for the same period in the prior year. Licensing revenues are included in our calculation of product revenues and gross profit for the quarters ended June 30, 2014 and 2013. Gross margins declined as a result of the decline in U.S. sales related to our animal health care and dermatology products.

Research and Development Expense

Research and development of $439,000 for the three months ended June 30, 2014, decreased $68,000, or 13%, when compared to the same period in the prior year. The decrease is largely due to $175,000 related to expenses incurred during the three months ended June 30, 2013 by our formerly wholly-owned subsidiary Ruthigen, partially offset by an increase of $63,000 incurred during the three months ended June 30, 2014 related to stock compensation expense.

We expect such expenses will decrease over the next few quarters, as most of the research and development expenses in the last fiscal year were incurred in connection with Ruthigen.

Selling, General and Administrative Expense

Selling, general and administrative expense of $2,981,000 for the three months ended June 30, 2014, increased $162,000, or 6%, when compared to $2,819,000 for the same period in the prior year. The increase for the three months ended June 30, 2014 was primarily due to higher sales and marketing expenses in the United States, Mexico and Europe, partially offset by a decrease of $303,000 related to expenses incurred by our formerly wholly-owned subsidiary Ruthigen in the prior period.

We expect selling, general and administrative expenses to increase over the next several periods, as we intend to increase our direct sales force.

Interest Expense and Interest Income

Interest expense of $3,000 for the three months ended June 30, 2014, decreased $247,000 during the three months ended June 30, 2014 when compared to the same period in the prior year. The decrease for the three months ended June 30, 2014 was related to decreases of $167,000 of non-cash interest expense and $80,000 of cash interest expense incurred, when compared to the same period in the prior year. The cash and non-cash interest during the three months ended June 30, 2013 was primarily related to borrowings from Venture Lending & Leasing V, Inc. and Venture Lending & Leasing VI, Inc. (collectively “VLL”). As of December 16, 2013, the outstanding debt and all interest payments due to VLL were settled in full as a result of VLL liquidating common stock issued pursuant to the terms of a stock purchase agreement we entered into with VLL on October 30, 2012. Interest income for the three months ended June 30, 2014 showed no material change as compared to the same period in the prior year.

Other Expense, Net

Other expense, net of $31,000 increased $3,000 for the three months ended June 30, 2014, when compared to the same period in the prior year. The increase in other expense, net for the three months ended June 30, 2014 is primarily related to foreign exchange gains and losses.

Derivative Liabilities

In connection with our February 26, 2014 registered direct offering we issued a series of common stock purchase warrants, which contain cash settlement provisions. On the initial measurement date of February 26, 2014, we recorded the fair value of the common stock purchase warrants as derivative liabilities and due to a decrease in the value of our common stock from the initial measurement date to June 30, 2014, we recorded the change in fair value of our derivative liabilities as a non-cash gain of $1,478,000. As of June 30, 2014 and March 31, 2014 we had derivative liabilities of $1,697,000 and $3,175,000, respectively.

Net Loss

Net loss for the three months ended June 30, 2014 was $70,000, a decrease of $1,642,000, as compared to net loss of $1,712,000 for the same period in the prior year.

Liquidity and Capital Resources

We incurred a net loss of $70,000 for the three months ended June 30, 2014. At June 30, 2014 and March 31, 2014, our accumulated deficit amounted to $134,080,000 and $134,010,000, respectively. At June 30, 2014 and March 31, 2014, our working capital amounted to $2,981,000 and $1,970,000, respectively. In the future, we may raise additional capital from external sources in order to continue the longer term efforts contemplated under our business plan. We expect to continue incurring losses for the foreseeable future and may need to raise additional capital to pursue our product development initiatives, to penetrate markets for the sale of our products and continue as a going concern. We cannot provide any assurances that we will be able to raise additional capital. Our management believes that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means, if needed; however, we have not secured any commitment for new financing at this time, nor can we provide any assurance that new financing will be available on commercially acceptable terms, if needed.

Sources of Liquidity

As of June 30, 2014, we had cash and cash equivalents of $4,987,000. Since our inception, substantially all of our operations have been financed through sales of equity securities. Other sources of financing that we have used to date include our revenues, as well as various loans.

Since July 1, 2012, substantially all of our operations have been financed through the following transactions:

•	proceeds of $1,323,000 received from the exercise of common stock purchase warrants and options;
•	net proceeds of $3,291,000 from sale of shares pursuant to October 2012 stock purchase agreement;
•	net proceeds of $3,052,000 received from an underwritten offering on March 12, 2013;
•	net proceeds of $2,002,000 received from a registered direct offering on December 9, 2013;
•	net proceeds of $1,187,000 received from a registered direct offering on February 26, 2014; and
•	net proceeds of $952,000 received from an At-the-Market Issuance of common stock as of June 30, 2014.

Cash Flows

As of June 30, 2014, we had cash and cash equivalents of $4,987,000, compared to $5,480,000 as of March 31, 2014.

Net cash used in operating activities during the three months ended June 30, 2014 was $1,346,000, primarily due to our net loss of $70,000 for the period which was offset by a $1,478,000 non-cash gain due to a change in fair value of derivative liabilities. Additionally, we had $451,000 of stock-based compensation expenses and we received $537,000 from our affiliate and formerly wholly-owned subsidiary Ruthigen, Inc.

Net cash used in operating activities during the three months ended June 30, 2013 was $1,057,000, primarily due to our net loss of $1,712,000 for the period. Additionally, we had non-cash transactions during the three months ended June 30, 2013, including: $347,000 of stock-based compensation expenses; a $309,000 loss on the fair value adjustment of common stock issued to Venture Lending & Leasing V, LLC and Venture Lending & Leasing VI, LLC in connection with the stock purchase agreement dated October 30, 2012; and non-cash interest of $167,000.

Net cash used in investing activities was $8,000 for three months ended June 30, 2014, primarily related to the purchase of equipment in Mexico.

Net cash used in investing activities was $170,000 for three months ended June 30, 2013, primarily related to the purchase of equipment in Mexico.

Net cash provided by financing activities was $869,000 for the three months ended June 30, 2014 was primarily related to $952,000 of net proceeds received from At-the-Market Issuances of common stock which was offset by principal payments on debt in the amount of $83,000.

Net cash used in financing activities was $1,257,000 for the three months ended June 30, 2013 was primarily related to principal payments on debt in the amount of $748,000 and $509,000 of deferred offering costs related to our formerly wholly-owned subsidiary Ruthigen’s intended initial public offering.

Operating Capital and Capital Expenditure Requirements

We incurred a net loss of $70,000 for the three months ended June 30, 2014. At June 30, 2014 and March 31, 2014, our accumulated deficit amounted to $134,080,000 and $134,010,000, respectively. At June 30, 2014 and March 31, 2014, our working capital amounted to $2,981,000 and $1,970,000, respectively.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Significant estimates and assumptions include reserves and write-downs related to receivables and inventories, the recoverability of long-lived assets, the valuation allowance related to our deferred tax assets, valuation of equity and derivative instruments, debt discounts, valuation of investments and the estimated amortization periods of upfront product licensing fees received from customers.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective at the reasonable assurance level for the quarter ended June 30, 2014.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

On occasion, we may be involved in legal matters arising in the ordinary course of our business including matters involving proprietary technology. While management believes that such matters are currently insignificant, matters arising in the ordinary course of business for which we are or could become involved in litigation may have a material adverse effect on our business, financial condition or results of comprehensive loss.

Item 1A.	Risk Factors

There have been no material changes from risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended March 31, 2014, as filed with the SEC on June 30, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There have been no sales of unregistered equity securities during the quarter ended June 30, 2014.

Item 3.	Default Upon Senior Securities

We did not default upon any senior securities during the quarter ended June 30, 2014.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On April 2, 2014, we entered into an At-the-Market Issuance Sales Agreement with MLV & Co. LLC under which we may issue and sell shares of our common stock having an aggregate offering price of up to $9,159,000 from time to time through MLV acting as our sales agent. We will pay MLV a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through MLV as agent under the Sales Agreement. From July 1, 2014 through August 6, 2014, the sales of 15,120 shares under this agreement have resulted in net proceeds of $43,000.

On July 9, 2014, we entered into a two-year lease agreement for 1,496 square feet of office space in Jamison, PA. The rent is $2,126 per month for the first year and $2,369 per month for the second year.

On July 15, 2014, we granted an aggregate of 10,463 stock options to our four non-employee directors. The options have an exercise price of $2.68 and vest quarterly over a three year period. In addition, our non-employee directors received an aggregate of approximately $26,000 of cash compensation. The compensation was paid pursuant to the Company’s Non-Employee Director Compensation Plan as compensation for services provided during the three months ended June 30, 2014.

Item 6.	Exhibits

Exhibit Index

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc. (included as Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed June 20, 2007, and incorporated herein by reference).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc. (included as Exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 21, 2008, and incorporated herein by reference).
3.3	Amended and Restated Bylaws, as Amended of Oculus Innovative Sciences, Inc., effective November 3, 2010 (included as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2010, and incorporated herein by reference).
3.4	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 22, 2013, and incorporated herein by reference).
4.1	Specimen Common Stock Certificate (included as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.2	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.3	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.4	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.11 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.5	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.12 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

4.6	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 13, 2007, and incorporated herein by reference).
4.7	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 28, 2008, and incorporated herein by reference).
4.8	Warrant issued to Dayl Crow, dated March 4, 2009 (included as Exhibit 4.16 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).
4.9	Form of Common Stock Purchase Warrant for April 2009 offering (included as Exhibit 4.15 to the Company’s Registration Statement on Form S-1 (File No. 333-158539) declared effective on July 24, 2009, and incorporated herein by reference).
4.10	Form of Common Stock Purchase Warrant for July 2009 offering (included as Exhibit 4.15 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference)
4.11	Certificate of Designation of Preferences, Rights and Limitations of Series A 0% Convertible Preferred Stock, filed with the Delaware Secretary of State on April 24, 2012 (included as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).
4.12	Form of Common Stock Purchase Warrant for April 2012 offering (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).
4.13	Form of Underwriters Warrant to be issued to the Underwriters in connection with the March 2013 Offering (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 7, 2013, and incorporated herein by reference).
4.14	Warrant issued to Dawson James Securities, Inc., dated December 9, 2013 (included as exhibit 4.14 to the Company’s 10-Q filed February 14, 2014 and incorporated herein by reference).
4.15	Form of Series A Common Stock Purchase Warrant for February 2014 offering (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 26, 2014 and incorporated herein by reference).
4.16	Form of Series B Common Stock Purchase Warrant for February 2014 offering (included as exhibit 4.2 to the Company’s Current Report on Form 8-K filed February 26, 2014 and incorporated herein by reference).
4.17	Warrant issued to Dawson James Securities, Inc., dated February 26, 2014 (included as exhibit 4.3 to the Company’s Current Report on Form 8-K filed February 26, 2014 and incorporated herein by reference).
10.1	Form of Indemnification Agreement between Oculus Innovative Sciences, Inc. and its officers and directors (included as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.2	Office Lease Agreement, dated October 26, 1999, between Oculus Innovative Sciences, Inc. and RNM Lakeville, L.P. (included as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.3	Amendment No. 1 to Office Lease Agreement, dated September 15, 2000, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.4	Amendment No. 2 to Office Lease Agreement, dated July 29, 2005, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.5	Amendment No. 3 to Office Lease Agreement, dated August 23, 2006, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.6	Office Lease Agreement, dated May 18, 2006, between Oculus Technologies of Mexico, S.A. de C.V. and Antonio Sergio Arturo Fernandez Valenzuela (translated from Spanish) (included as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.7	Office Lease Agreement, dated July 2003, between Oculus Innovative Sciences, B.V. and Artikona Holding B.V. (translated from Dutch) (included as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.8	Form of Director Agreement (included as Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.9	Framework Agreement, dated June 16, 2005, by and among Javier Orozco Gutierrez, Quimica Pasteur, S de R.L., Jorge Paulino Hermosillo Martin, Oculus Innovative Sciences, Inc. and Oculus Technologies de Mexico, S.A. de C.V. (included as Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.10	Mercantile Consignment Agreement, dated June 16, 2005, between Oculus Technologies de Mexico, S.A. de C.V., Quimica Pasteur, S de R.L. and Francisco Javier Orozco Gutierrez (included as Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.11	Partnership Interest Purchase Option Agreement, dated June 16, 2005, by and between Oculus Innovative Sciences, Inc. and Javier Orozco Gutierrez (included as Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.12	Termination of Oculus Innovative Sciences, Inc. and Oculus Technologies de Mexico, S.A. de C.V.’s Agreements with Quimica Pasteur, S de R.L. by Jorge Paulino Hermosillo Martin (translated from Spanish) (included as Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

10.13	Termination of Oculus Innovative Sciences, Inc. and Oculus Technologies de Mexico, S.A. de C.V.’s Agreements with Quimica Pasteur, S de R.L. by Francisco Javier Orozco Gutierrez (translated from Spanish) (included as Exhibit 10.29 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.14	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Hojabr Alimi, dated January 1, 2004 (included as Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.15	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Jim Schutz, dated January 1, 2004 (included as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.16	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Robert Miller, dated June 1, 2004 (included as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.17	Amended and Restated Oculus Innovative Sciences, Inc. 2006 Stock Incentive Plan and related form stock option plan agreements (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 2, 2007, and incorporated herein by reference).
10.18	Amendment No. 4 to Office Lease Agreement, dated September 13, 2007, by and between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).
10.19	Amendment to Office Lease Agreement, effective February 15, 2008, by and between Oculus Innovative Sciences Netherlands B.V. and Artikona Holding B.V. (translated from Dutch) (included as Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).
10.20	Purchase Agreement by and between Oculus Innovative Sciences, Inc. and Robert Burlingame, dated January 26, 2009 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 29, 2009, and incorporated herein by reference).
10.21	Purchase Agreement by and between Oculus Innovative Sciences, Inc. and Non-Affiliated Investors, dated January 26, 2009 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 29, 2009, and incorporated herein by reference).
10.22	Revenue Sharing Distribution Agreement by and between Oculus Innovative Sciences, Inc. and VetCure, Inc., dated January 26, 2009 (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 29, 2009, and incorporated herein by reference).
10.23	Purchase Agreement by and between Oculus Innovative Sciences, Inc., Robert Burlingame and Seamus Burlingame, dated February 24, 2009 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 27, 2009, and incorporated herein by reference).
10.24	Amendment No. 1 to Revenue Sharing Distribution Agreement by and between Oculus Innovative Sciences, Inc. and VetCure, Inc., dated February 24, 2009 (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed February 27, 2009, and incorporated herein by reference).
10.25	Consultant Agreement by and between Oculus Innovative Sciences, Inc. and Robert C. Burlingame, dated April 1, 2009 (included as Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).
10.26	Microcyn U.S. Commercial Launch Agreement by and between Oculus Innovative Sciences, Inc. and Advocos, dated April 24, 2009 (included as Exhibit 10.53 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).
10.27	Amendment No. 5 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and RNM Lakeville, LLC, dated May 18, 2009 (included as Exhibit 10.54 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).
10.28	Engagement Agreement by and between Oculus Innovative Sciences, Inc. and Dawson James Securities, Inc., dated April 10, 2009 (included as Exhibit 10.55 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).
10.29	Amendment and Clarification of Engagement Letter by and between Oculus Innovative Sciences, Inc. and Dawson James Securities, Inc., dated July 2, 2009 (included as Exhibit 10.56 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).
10.30	Second Amendment and Clarification of Engagement Letter by and between Oculus Innovative Sciences, Inc. and Dawson James Securities, Inc., dated July 10, 2009 (included as Exhibit 10.57 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).
10.31†	Warrant Purchase Agreement by and between Oculus Innovative Sciences, Inc. and Dawson James Securities, Inc., dated July 13, 2009 (included as Exhibit 10.58 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).
10.32	Amendment No. 2 to Revenue Sharing, Partnership and Distribution Agreement between Oculus Innovative Sciences, Inc. and Vetericyn, Inc., dated July 24, 2009 (refiled as Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2010 filed April 29, 2011, and incorporated herein by reference).
10.33	Loan and Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, Inc., dated May 1, 2010 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 6, 2010, and incorporated herein by reference).
10.34†	Supplement to the Loan and Security Agreement between Oculus Innovative Sciences, Inc., and Venture Lending & Leasing V, Inc., dated May 1, 2010 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 6, 2010, and incorporated herein by reference).

10.35†	Amendment No. 3 to Revenue Sharing, Partnership and Distribution Agreement between Oculus Innovative Sciences, Inc. and Vetericyn, Inc., dated June 1, 2010 (refiled as Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2010 filed April 29, 2011, and incorporated herein by reference).
10.36	Amendment No. 1 to Exhibit A to the Revenue Sharing Distribution Agreement and to the Revenue Sharing, Partnership and Distribution Agreement as Revised and Amended, June 1, 2010, dated September 1, 2010 (included as Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2010, and incorporated herein by reference).
10.37	Continuous Offering Program Agreement between Oculus Innovative Sciences, Inc. and Rodman & Renshaw, LLC, dated September 3, 2010 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 17, 2010, and incorporated herein by reference).
10.38†	Purchase Agreement by and between Oculus Innovative Sciences, Inc. and accredited investors, dated February 6, 2009 (refiled as Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2010, and incorporated herein by reference).
10.39†	Distribution Agreement between Oculus Innovative Sciences, Inc. and Tianjin Ascent Import and Export Company, Ltd., dated January 28, 2011 (included as Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q filed February 4, 2011, and incorporated herein by reference).
10.40†	Exclusive Sales and Distribution Agreement between Oculus Innovative Sciences, Inc. and Quinnova Pharmaceuticals, Inc., dated February 14, 2011 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 18, 2011, and incorporated herein by reference).
10.41	Exclusive Co-Promotion Agreement between Oculus Innovative Sciences, Inc. and Quinnova Pharmaceuticals, Inc., dated February 14, 2011 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 18, 2011, and incorporated herein by reference).
10.42	Product Option Agreement between Oculus Innovative Sciences, Inc. and AmDerma Pharmaceuticals, LLC, dated February 14, 2011 (included as Exhibit 10.3 to the Company's Current Report on Form 8-K filed February 18, 2011, and incorporated herein by reference).
10.43	Amendment No. 6 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and RNM Lakeville, L.P., dated April 26, 2011 (included as Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed June 3, 2011, and incorporated herein by reference).
10.44	Loan and Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing VI, Inc., dated June 29, 2011 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).
10.45	Supplement to the Loan and Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing VI, Inc., dated June 29, 2011 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).
10.46	Amendment No. 1 to the Loan and Security Agreement and Supplement to the Loan and Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, Inc., dated June 29, 2011 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).
10.47	Intellectual Property Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing VI, Inc., dated June 29, 2011 (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).
10.48	Intellectual Property Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, Inc., dated June 29, 2011 (included as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).
10.49†	Oculus Innovative Sciences, Inc. 2011 Stock Incentive Plan (included as Exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2011, and incorporated herein by reference).
10.50†	Distribution Agreement between Oculus Innovative Sciences, Inc. and Shanghai Sunvic Technology Co. Ltd., dated June 26, 2011 (included as Exhibit 10.58 to the Company’s Quarterly Report on Form 10-Q filed August 4, 2011 and incorporated herein by reference).
10.51	Lease by and between Oculus Innovative Sciences, Inc. and KCKMC Properties, LLP for the property located at 3045 65th Street, Suite 13, Sacramento, CA 95820, dated October 31, 2011 (included as Exhibit 10.56 to the Company’s Quarterly Report on Form 10-Q filed November 8, 2012, and incorporated herein by reference).
10.52	Patent License Agreement-Exclusive between Oculus Innovative Sciences, Inc. and agencies of the United States Public Health Service within the Department of Health and Human Services, dated August 22, 2011 (included as Exhibit 10.60 to the Company’s Quarterly Report on Form 10-Q filed November 3, 2011, and incorporated herein by reference).
10.53†	Securities Purchase Agreement by and between the Company and the Purchasers, dated April 22, 2012 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).
10.54†	Collaboration Agreement between Oculus Innovative Sciences, Inc. and AmDerma Pharmaceuticals, LLC, dated June 21, 2012 (included as Exhibit 10.53 to the Company’s Annual Report on Form 10-K filed June 21, 2012 and incorporated herein by reference).
10.55†	License, Exclusive Distribution and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Oculus Technologies of Mexico, S.A. de C.V., and, More Pharma Corporation, S. de R.L. de C.V., dated August 9, 2012 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 15, 2012, and incorporated herein by reference).
10.56	Exclusive Distribution and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Oculus Technologies of Mexico, S.A. de C.V., and, More Pharma Corporation, S. de R.L. de C.V., dated August 9, 2012 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed August 15, 2012, and incorporated herein by reference).

10.57	Amendment to Lease dated August 30, 2012 by and between Oculus Innovative Sciences, Inc. and KCKMC Properties, LLC for the property located at 3045 65th Street, Suite 13, Sacramento, CA 95820, dated September 6, 2012 (included as Exhibit 10.57 to the Company’s Quarterly Report on Form 10-Q filed November 8, 2012, and incorporated herein by reference).
10.58	Amendment No. 7 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and 1125-1137 North McDowell, LLC, dated October 10, 2012 (included as Exhibit 10.58 to the Company’s Quarterly Report on Form 10-Q filed November 8, 2012, and incorporated herein by reference).
10.59	Stock Purchase Agreement by and between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, LLC and Venture Lending & Leasing VI, LLC, dated October 30, 2012 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 1, 2012, and incorporated herein by reference).
10.60	Letter Agreement by and between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, Inc., dated October 30, 2012 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed November 1, 2012, and incorporated herein by reference).
10.61	Letter Agreement by and between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing VI, Inc., dated October 30, 2012 (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed November 1, 2012, and incorporated herein by reference).
10.62	Side Letter Agreement to the Stock Purchase Agreement dated April 22, 2012 by and between Oculus Innovative Sciences, Inc., on one hand, and Sabby Healthcare Volatility Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. on the other hand, dated October 29, 2012 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed November 1, 2012, and incorporated herein by reference).
10.63	Offer of Employment Letter between Oculus Innovative Sciences, Inc. and Sameer Harish, effective as of February 1, 2013 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 4, 2013, and incorporated herein by reference).
10.64	Employment Agreement by and between Ruthigen, Inc. and Hojabr Alimi, dated March 21, 2013 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 22, 2013, and incorporated herein by reference).
10.65	License and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated May 23, 2013 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 7, 2013, and incorporated herein by reference).
10.66	Shared Services Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated May 23, 2013 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed June 7, 2013, and incorporated herein by reference).
10.67	Amendment to Offer of Employment Letter between Oculus Innovative Sciences, Inc. and Sameer Harish, dated May 23, 2013 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed June 7, 2013, and incorporated herein by reference).
10.68	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Jim Schutz, dated June 20, 2013 (filed as Exhibit 10.68 to the Company’s Annual Report on Form 10-K, filed June 25, 2013 and incorporated herein by reference).
10.69	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Robert Miller, dated June 20, 2013 (filed as Exhibit 10.69 to the Company’s Annual Report on Form 10-K, filed June 25, 2013 and incorporated herein by reference).
10.70	Separation Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated August 2, 2013 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 8, 2013 and incorporated herein by reference).
10.71	Amendment No. 1 to License and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated October 9, 2013 (included as exhibit 10.64 to the Company’s 10-Q filed November 19, 2013 and incorporated herein by reference).
10.72	Amendment No. 2 to License and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated November 6, 2013 (included as exhibit 10.65 to the Company’s 10-Q filed November 19, 2013 and incorporated herein by reference).
10.73	Letter Agreement by and between Oculus Innovative Sciences, Inc., Venture Lending & Leasing V, Inc., and Venture Lending & Leasing VI, Inc., dated November 6, 2013 (filed as exhibit 10.66 to the Company’s 10-Q filed November 19, 2013 and incorporated herein by reference).
10.74	Form of Securities Purchase Agreement by and between Oculus Innovative Sciences, Inc. and the Purchasers, dated December 4, 2013 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 6, 2013, and incorporated herein by reference).
10.75	Funding Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated January 31, 2014 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 6, 2014, and incorporated herein by reference).
10.76	Amended Separation Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated January 31, 2014 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 6, 2014, and incorporated herein by reference).
10.77	Amendment No. 3 to License and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated January 31, 2014 (included as exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 6, 2014 and incorporated herein by reference).
10.78	Amendment No. 1 to Shared Services Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated January 31, 2014 (included as exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 6, 2014).
10.79	Letter Agreement by and between Oculus Innovative Sciences, Inc. and Hojabr Alimi, dated January 31, 2014 (included as exhibit 10.6 to the Company’s Current Report on Form 8-K filed February 6, 2014).

10.80	Form of Securities Purchase Agreement by and between Oculus Innovative Sciences, Inc. and the Purchasers, dated February 21, 2014 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 26, 2014 and incorporated herein by reference).
10.81	At-the-Market Issuance Sales Agreement, dated April 2, 2014, by and between Oculus Innovative Sciences, Inc. and MLV & Co. LLC (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 2, 2014 and incorporated herein by reference).
10.82*	Lease Agreement by and between the Company and 2500 Investors, Inc., dated July 9, 2014,
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*#	XBRL Instance Document.
101.SCH*#	XBRL Taxonomy Extension Schema.
101.CAL*#	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*#	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*#	XBRL Taxonomy Extension Label Linkbase.
101.PRE*#	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
†	Confidential treatment has been granted with respect to certain portions of this agreement.
#	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

OCULUS INNOVATIVE SCIENCES, INC.

Date: August 12, 2014	By:	/s/ Jim Schutz
Jim Schutz
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2014	By:	/s/ Robert Miller
Robert Miller
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

