Form 10-Q
period 2014-09-30
Oculus Innovative Sciences, Inc.
filed 2014-11-13
CIK 1367083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of November 12, 2014, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 8,660,580.

OCULUS INNOVATIVE SCIENCES, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30,	March 31,
	2014	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,549	$5,480
Accounts receivable, net	2,149	1,790
Due from affiliate	–	537
Inventories, net	1,235	1,088
Prepaid expenses and other current assets	358	647
Total current assets	7,291	9,542
Property and equipment, net	867	971
Long-term investment, at cost	10,150	10,150
Other assets	86	128
Total assets	$18,394	$20,791

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,051	$736
Accrued expenses and other current liabilities	556	889
Deferred revenue	1,990	2,629
Current portion of long-term debt	8	143
Derivative liabilities (See Note 5)	856	3,175
Total current liabilities	4,461	7,572
Deferred revenue	563	1,152
Long-term debt, less current portion	–	4
Total liabilities	5,024	8,728
Commitments and Contingencies
Stockholders’ Equity
Convertible preferred stock, $0.0001 par value; 714,286 shares authorized, none issued and outstanding at September 30, 2014 (unaudited) and March 31, 2014, respectively	–	–
Common stock, $0.0001 par value; 14,285,715 shares authorized, 8,585,382 and 8,160,145 shares issued and outstanding at September 30, 2014 (unaudited) and March 31, 2014, respectively	1	1
Additional paid-in capital	151,338	149, 141
Accumulated other comprehensive loss	(3,171)	(3,069)
Accumulated deficit	(134,798)	(134,010)
Total stockholders’ equity	13,370	12,063
Total liabilities and stockholders’ equity	$18,394	$20,791

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Revenues
Product	$2,695	$3,456	$5,491	$6,177
Product licensing fees	378	397	752	830
Service	191	236	413	454
Total revenues	3,264	4,089	6,656	7,461
Cost of revenues
Product	1,368	1,203	2,690	2,224
Service	164	181	328	332
Total cost of revenues	1,532	1,384	3,018	2,556
Gross profit	1,732	2,705	3,638	4,905
Operating expenses
Research and development	353	883	792	1,390
Selling, general and administrative	2,923	3,093	5,904	5,912
Total operating expenses	3,276	3,976	6,696	7,302
Loss from operations	(1,544)	(1,271)	(3,058)	(2,397)
Interest expense	(1)	(188)	(4)	(438)
Interest income	–	–	–	1
Gain (loss) due to change in fair value of common stock	–	99	–	(210)
Gain due to change in fair value of derivative liabilities (See Note 5)	841	–	2,319	–
Other expense, net	(14)	(39)	(45)	(67)
Net loss	$(718)	$(1,399)	$(788)	$(3,111)
Net loss per common share: basic and diluted	$(0.08)	$(0.21)	$(0.09)	$(0.47)
Weighted-average number of shares used in per common share calculations:
Basic and diluted	8,503	6,631	8,425	6,625
Other comprehensive loss
Net loss	$(718)	$(1,399)	$(788)	$(3,111)
Foreign currency translation adjustments	(110)	13	(102)	(86)
Comprehensive loss	$(828)	$(1,386)	$(890)	$(3,197)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(788)	$(3,111)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	101	136
Stock-based compensation	907	666
Change in fair value of derivative liabilities (See Note 5)	(2,319)	–
Loss due to change in fair value of common stock	–	210
Non-cash interest expense	–	294
Foreign currency transaction losses (gains)	15	(5)
Gain on disposal of property and equipment	(13)	–
Changes in operating assets and liabilities:
Accounts receivable, net	(426)	(738)
Due from affiliate	537	–
Inventories, net	(188)	215
Prepaid expenses and other current assets	287	369
Accounts payable	331	225
Accrued expenses and other liabilities	(158)	76
Deferred revenue	(1,295)	(791)
Net cash used in operating activities	(3,009)	(2,454)
Cash flows from investing activities:
Purchases of property and equipment	(16)	(338)
Long-term deposits	39	26
Net cash provided by (used in) investing activities	23	(312)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	1,213	–
Deferred offering costs	–	(780)
Principal payments on long-term debt	(139)	(1,138)
Net cash provided by (used in) financing activities	1,074	(1,918)
Effect of exchange rate on cash and cash equivalents	(19)	(26)
Net decrease in cash and cash equivalents	(1,931)	(4,710)
Cash and cash equivalents, beginning of year	5,480	7,900
Cash and cash equivalents, end of period	$3,549	$3,190

Supplemental disclosure of cash flow information:
Cash paid for interest	$4	$143

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.	Organization and Basis of Presentation

Organization

Oculus Innovative Sciences, Inc. (the “Company”) was incorporated under the laws of the State of California in April 1999 and was reincorporated under the laws of the State of Delaware in December 2006. The Company’s principal office is located in Petaluma, California. The Company is a global specialty device and pharmaceutical company that develops, produces, and markets solutions for the treatment of dermatological conditions and advanced tissue care in the United States and internationally. The Company is pioneering innovative products for the dermatology, surgical, advanced tissue and skin care, and animal healthcare markets. The Company’s key proprietary technology platform is called Microcyn® Technology. This technology is based on electrically charged oxychlorine small molecules designed to target a wide range of organisms that cause disease (pathogens). Several Microcyn® Technology tissue care products are designed to treat infections and enhance healing while reducing the need for antibiotics.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2014 and for the three and six months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The unaudited condensed consolidated balance sheet as of September 30, 2014, the condensed consolidated statements of comprehensive loss for the three and six months ended September 30, 2014 and 2013, and the condensed consolidated statements of cash flows for the six months ended September 30, 2014 and 2013 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and six months ended September 30, 2014 are not necessarily indicative of results to be expected for the year ending March 31, 2015 or for any future interim period. The condensed consolidated balance sheet at March 31, 2014 has been derived from audited consolidated financial statements. However, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended March 31, 2014, and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on June 30, 2014.

Note 2.	Liquidity and Going Concern

The Company reported a loss of $788,000 for the six months ended September 30, 2014. At September 30, 2014 and March 31, 2014, the Company’s accumulated deficit amounted to $134,798,000 and $134,010,000, respectively. The Company had working capital of $2,830,000 and $1,970,000 as of September 30, 2014 and March 31, 2014, respectively. The Company expects to continue incurring losses for the foreseeable future and must raise additional capital to pursue its product development initiatives, penetrate markets for the sale of its products and continue as a going concern. The Company cannot provide any assurance that it will raise additional capital. Management believes that the Company has access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means; however, the Company has not secured any commitment for new financing at this time nor can it provide any assurance that new financing will be available on commercially acceptable terms, if at all. If the economic climate in the U.S. deteriorates, the Company’s ability to raise additional capital could be negatively impacted. If the Company is unable to secure additional capital, it may be required to curtail its research and development initiatives and take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations. These measures could cause significant delays in the Company’s efforts to commercialize its products, which is critical to the realization of its business plan and the future operations of the Company. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Note 3.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Significant estimates and assumptions include reserves and write-downs related to receivables and inventories, the recoverability of long-lived assets, the valuation allowance relating to the Company’s deferred tax assets, valuation of equity and derivative instruments, debt discounts, valuation of investments, and the estimated amortization periods of upfront product licensing fees received from customers. Periodically, the Company evaluates and adjusts estimates accordingly. The allowances for uncollectible accounts receivable balances amounted to $19,000 and $8,000, which are included in Accounts Receivable, net in the accompanying September 30, 2014 and March 31, 2014 condensed consolidated balance sheets, respectively.

Net Loss per Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic loss per share for the three and six months ended September 30, 2014 and 2013 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	September 30,
	2014	2013
Options to purchase common stock	2,754,000	1,229,000
Warrants to purchase common stock	2,034,000	1,318,000
	4,788,000	2,547,000

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

Revenue Recognition and Accounts Receivable

The Company generates revenue from sales of our products to hospitals, medical centers, doctors, pharmacies, and distributors. The Company sells our products directly to third parties and to distributors through various cancelable distribution agreements. The Company also entered into agreements to license our technology and products.

The Company also provides regulatory compliance testing and quality assurance services to medical device and pharmaceutical companies.

The Company records revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectability of the sale is reasonably assured.

The Company requires all of our product sales to be supported by evidence of a sale transaction that clearly indicates the selling price to the customer, shipping terms and payment terms. Evidence of an arrangement generally consists of a contract or purchase order approved by the customer. The Company has ongoing relationships with certain customers from which it customarily accepts orders by telephone in lieu of purchase orders.

The Company recognizes revenue at the time in which we receive confirmation that the goods were either tendered at their destination, when shipped “FOB destination,” or transferred to a shipping agent, when shipped “FOB shipping point.” Delivery to the customer is deemed to have occurred when the customer takes title to the product. Generally, title passes to the customer upon shipment, but could occur when the customer receives the product based on the terms of the agreement with the customer.

The selling prices of all goods are fixed, and agreed to with the customer, prior to shipment. Selling prices are generally based on established list prices. The Company does not customarily permit our customers to return any products for monetary refunds or credit against completed or future sales. The Company may, from time to time, replace expired goods on a discretionary basis. The Company records these types of adjustments, when made, as a reduction of revenue. Sales adjustments were insignificant during the quarters ended September 30, 2014 and 2013 and the years ended March 31, 2014 and 2013.

The Company evaluates the creditworthiness of new customers and monitor the creditworthiness of our existing customers to determine whether events or changes in their financial circumstances would raise doubt as to the collectability of a sale at the time in which a sale is made. Payment terms on sales made in the United States are generally 30 days and internationally, generally range from 30 days to 90 days.

In the event a sale is made to a customer under circumstances in which collectability is not reasonably assured, the Company either requires the customer to remit payment prior to shipment or defers recognition of the revenue until payment is received. The Company maintains a reserve for amounts which may not be collectible due to risk of credit losses.

Additionally, the Company defers recognition of revenue related to distributors’ that are unable to provide inventory or product sell-through reports on a timely basis, until payment is received. The Company believes the receipt of payment is the best indication of product sell-through.

The Company has entered into distribution agreements in Europe, Mexico, and certain other countries. Recognition of revenue and related cost of revenue from product sales is deferred until the product is sold from the distributors to their customers.

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

When appropriate, the Company defers recognition of non-refundable upfront fees. If the Company has continuing performance obligations then such up-front fees are deferred and recognized over the period of continuing involvement.

The Company recognizes royalty revenues from licensed products upon the sale of the related products.

Revenue from consulting contracts is recognized as services are provided. Revenue from testing contracts is recognized as tests are completed and a final report is sent to the customer.

Inventory

Inventories are stated at the lower of cost, cost being determined on a standard cost basis (which approximates actual cost on a first-in, first-out basis), or market.  Due to changing market conditions, estimated future requirements, age of the inventories on hand and production of new products, the Company regularly reviews inventory quantities on hand and record a provision to write down excess and obsolete inventory to its estimated net realizable value.

Income Taxes

The Company is required to determine the aggregate amount of income tax expense or loss based upon tax statutes in jurisdictions in which it conducts business. In making these estimates, the Company adjusts its results determined in accordance with generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities resulting from these differences are reflected on its balance sheet for temporary differences in loss and credit carryforwards that will reverse in subsequent years. The Company also establishes a valuation allowance against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. Valuation allowances are based, in part, on predictions that management must make as to the results in future periods. The outcome of events could differ over time which would require that the Company makes changes in its valuation allowance.

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

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Financial liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2014 Using
	Total September 30, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
Liabilities:
Derivative liabilities – warrants	$856,000	–	–	$856,000

	Fair Value Measurements at March 31, 2014 Using
	Total March 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
Liabilities:
Derivative liabilities – warrants	$3,175,000	–	–	$3,175,000

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

As of September 30, 2014, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

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

When circumstances indicate that an impairment may have occurred, the Company tests such assets for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of such assets and their eventual disposition to their carrying amounts. In estimating these future cash flows, assets and liabilities are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other such groups. If the undiscounted future cash flows are less than the carrying amount of the asset, an impairment loss, measured as the excess of the carrying value of the asset over its estimated fair value, will be recognized. The cash flow estimates used in such calculations are based on estimates and assumptions, using all available information that management believes is reasonable. During the six months ended September 30, 2014, the Company had noted no indicators of impairment.

Long-Term Investments

The Company’s long-term investments consist of the 2,000,000 shares it owns in Ruthigen at September 30, 2014 and March 31, 2014. The Company has accounted for the 2,000,000 shares of common stock it owns in Ruthigen at cost in accordance with ASC 325-20 as a result of (a) the restrictions on voting the shares held as disclosed above, (b) the Company having no representation on the Ruthigen Board of Directors, (c) the Company’s inability to set policy at Ruthigen (d) the Company having no further commitments for funding the operations of Ruthigen and (e) the restrictions on transferability of the shares which extend beyond a one-year period. The Company reviewed available public information disclosed by Ruthigen to determine if operational issues could be identified that would result in a decline in the value of the Ruthigen investment. The Company did not identify any operational issues that would negatively impact the value of the investment. The Company has not recorded any impairment losses during the three or six months ended September 30, 2014 as it relates to its investments held.

Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date the condensed consolidated financial statements were issued (Note 12).

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (“ASU”) No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period . This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

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

The FASB has issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The guidance, which is effective for annual reporting periods ending after December 15, 2016, extends the responsibility for performing the going-concern assessment to management and contains guidance on how to perform a going-concern assessment and when going-concern disclosures would be required under U.S. GAAP.  The Company has elected to early adopt the provisions of ASU 2014-15 in connection with the issuance of these unaudited condensed consolidated financial statements.  Management’s evaluations of events and conditions that raise substantial doubt regarding the Company’s ability to continue as a going concern have been disclosed in Note 2.

Accounting standards that have been issued or proposed by the FASB, SEC and/or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the condensed consolidated financial statements upon adoption.

Note 4.	Condensed Consolidated Balance Sheets

Inventories, net

Inventories, net consist of the following:

	September 30,	March 31,
	2014	2014
Raw materials	$796,000	$743,000
Finished goods	439,000	345,000
	$1,235,000	$1,088,000

Note 5.	Derivative Liabilities

The Company deems financial instruments, which require net-cash settlement, as either an asset or a liability. The common stock purchase warrants issued in conjunction with the Company’s December 9, 2013 and February 26, 2014 registered direct offerings contain net-cash settlement features, which give the warrant holder the right to a net-cash settlement in the event certain transactions occur. Pursuant to the terms of the warrants, if such a transaction occurs, the warrant holder will be entitled to a net-cash settlement value calculated using the Black-Scholes valuation model using an expected volatility equal to the greater of 100% and the 30 day volatility obtained from the Bloomberg Historical Volatility (“HVT”) function on Bloomberg, an expected term equal to the remaining term of the warrants, and applicable risk-free interest rate corresponding to the U.S. Treasury.

The derivative liabilities relating to the warrants with net-cash settlement provisions were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	Measurement Date	Warrants	Remaining Contract Term in Years	Exercise Price	Volatility	Risk-free Interest Rate	Fair Value
Warrant
Placement Agent Warrants	March 31, 2014	16,500	2.09	$5.00	128%	0.44%	$37,000
Investor - Series A Warrants	March 31, 2014	1,000	1.41	$3.00	128%	0.44%	1,000
Investor - Series B Warrants	March 31, 2014	1,400,000	1.41	$3.63	128%	0.44%	2,958,000
Placement Agent Warrants	March 31, 2014	69,037	2.09	$3.00	128%	0.44%	179,000
							$3,175,000
Warrant
Placement Agent Warrants	June 30, 2014	16,500	1.84	$5.00	100%	0.47%	$19,000
Investor - Series A Warrants	June 30, 2014	1,000	1.16	$3.00	100%	0.11%	1,000
Investor - Series B Warrants	June 30, 2014	1,400,000	1.16	$3.63	100%	0.11%	1,568,000
Placement Agent Warrants	June 30, 2014	69,037	1.84	$3.00	100%	0.47%	109,000
							$1,697,000
Warrant
Placement Agent Warrants	September 30, 2014	16,500	1.59	$5.00	100%	0.58%	$11,000
Investor - Series A Warrants	September 30, 2014	1,000	0.90	$3.00	100%	0.13%	1,000
Investor - Series B Warrants	September 30, 2014	1,400,000	0.90	$3.63	100%	0.13%	777,000
Placement Agent Warrants	September 30, 2014	69,037	1.59	$3.00	100%	0.58%	67,000
							$856,000

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

Derivative liabilities	Three Months Ended September 30, 2014	Six Months Ended September 30, 2014
Beginning fair value	$1,697,000	$3,175,000
Gain due to change in fair value of derivative liabilities	(841,000)	(2,319,000)
Ending fair value	$856,000	$856,000

Note 6.	Commitments and Contingencies

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

Employment Agreements

As of September 30, 2014, the Company had employment agreements in place with four of its key executives. The agreements provide, among other things, for the payment of nine to twenty-four months of severance compensation for terminations under certain circumstances. With respect to these agreements, at September 30, 2014, potential severance amounted to $1,130,000 and aggregated annual salaries amounted to $935,000.

Related Party Agreements

On January 26, 2009, the Company entered into a commercial agreement with VetCure, Inc., a California corporation, to market and sell the Company’s Microcyn®-based animal healthcare products branded as Vetericyn®. VetCure, Inc. later changed its name to Vetericyn, Inc. This agreement was amended on February 24, 2009, July 24, 2009, June 1, 2010, and November 1, 2010. Pursuant to the agreement, the Company provides Vetericyn, Inc. with bulk product and Vetericyn, Inc. bottles, packages, and sells Microcyn®-based animal healthcare products branded as Vetericyn®. The Company receives a fixed amount for each bottle of Vetericyn® sold by Vetericyn, Inc.

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

Additionally, on July 1, 2011, Vetericyn, Inc. and Innovacyn, Inc. began to share profits with the Company related to the Vetericyn® and Microcyn® over-the-counter sales with Vetericyn, Inc. and Innovacyn, Inc. During the three months ended September 30, 2014 and 2013, the Company recorded revenue related to these agreements in the amounts of $459,000 and $1,289,000, respectively. During the six months ended September 30, 2014 and 2013, the Company recorded revenue related to these agreements in the amounts of $987,000 and $2,030,000, respectively. The revenue is recorded in product revenues in the accompanying condensed consolidated statements of comprehensive loss. At September 30, 2014 and March 31, 2014, the Company had outstanding accounts receivable of $117,000 and $220,000, respectively, related to Innovacyn, Inc.

In April of 2014, Innovacyn, Inc. notified the Company that over the next twelve months Innovacyn, Inc. is in the process of transitioning to a new supplier for its animal care products. The Company is actively seeking new distribution channels and new animal healthcare partners The Company has identified two potential partners and is working on negotiating agreements. The Company can give no assurances that these potential partners will be able to agree on acceptable terms. Even if the Company is able to finalize agreements with these potential partners, these partnerships may not replace revenues to the same levels as the Company derived from Innovacyn. The Company’s animal healthcare revenues have been adversely impacted and will continue to be until a new animal healthcare partner is secured. If the Company is unable to locate new distribution channels or a new animal healthcare partner, the Company’s results of operations and financial condition may be adversely affected. The Company’s animal healthcare revenues for the three and nine months ended September 30, 2014 have declined as a result of this transition.

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

The Company will recognize the $5,100,000 related to the License Agreement and the Distribution Agreement as revenue on a straight line basis consistent with the Company’s historical experience with contracts having similar terms, which is typically over three to five years of the contract. Additionally, the Company capitalized $214,000 of its transaction costs related to the License Agreement and the Distribution Agreement, which will be amortized by the Company as expense on a straight line basis consistent with the related revenue recognition practices. During the three and six months ended September 30, 2014 and 2013, the Company recognized $16,000 and $32,000, respectively, in each period, as expense related to the transaction costs of the transaction. During each of the three months ended September 30, 2014 and 2013, the Company recognized $378,000 related to the amortization of the upfront fees received in the transaction. During each of the six months ended September 30, 2014 and 2013, the Company recognized $752,000 related to the amortization of the upfront fees received in the transaction. The Company recognizes product sales on a sell-through basis as More Pharma sells products through to its customers. At September 30, 2014 and March 31, 2014, the Company had outstanding accounts receivable of $1,201,000 and $790,000 due from More Pharma, respectively.

Note 7.	Stockholders’ Equity

Sale of Common Stock

On April 2, 2014, the Company entered into an At-the-Market Issuance Sales Agreement with MLV & Co. LLC (“MLV”) under which the Company may issue and sell shares of common stock having an aggregate offering price of up to $9,159,000 from time to time through MLV acting as the Company’s sales agent. The Company will pay MLV a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through MLV as agent under the Sales Agreement. As of September 30, 2014, the sales of 392,656 shares under this agreement have resulted in gross proceeds of $1,284,000 and net proceeds of $1,213,000 (after deducting commissions, legal and accounting costs).

Common Stock Issued to Settle Fees for Services Provided

On April 24, 2009, the Company entered into an agreement with Advocos LLC, a contract sales organization that serves as part of the Company’s sales force, for the sale of the Company’s tissue care products in the United States. Pursuant to the agreement, the Company agreed to pay the contract sales organization a monthly fee and commissions in return for providing a direct salesforce and management of the salesforce. The Company agreed to issue the contract sales organization cash and or shares of common stock as compensation for its services. On September 30, 2014, the Company issued 32,501 shares of common stock valued at $76,000 in connection with this agreement to settle outstanding fees. The Company has determined that the fair value of the common stock, which was calculated when the shares were issued, was more readily determinable than the fair value of the services rendered. Accordingly, the Company recorded the fair value of the stock as expense. During the three and six months ended September 30, 2014, the Company recorded $33,000 and $62,000 of expense related to this agreement. The expense was recorded as selling, general and administrative expense in the accompanying condensed consolidated statements of comprehensive loss. Additionally, the Company settled $14,000 of outstanding fees which were outstanding and accrued at March 31, 2014.

Note 8.	Stock-Based Compensation

In April 2014, the Company’s board of directors approved increases to the number of shares authorized for issuance under the 2006 and 2011 Plans by 250,000 and 1,224,021 shares, respectively.

The Company estimated the fair value of employee and non-employee stock options using the Black-Scholes option pricing model. The fair values of employee and non-employee stock options are being amortized on a straight-line basis over the requisite service periods of the respective awards.

The Company believes that the fair value of the stock options issued to non-employees is more reliably measurable than the fair value of the services received. The stock-based compensation expense will fluctuate as the fair market value of the common stock fluctuates. In connection with stock options granted to non-employees, the Company recorded $40,000 and $93,000 of stock-based compensation expense in the three and six months ended September 30 2014, respectively. These amounts are included in the stock compensation table below.

The expected term of stock options represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by the Securities and Exchange Commission's Staff Accounting Bulletin No. 110 for “plain vanilla” options. The expected stock price volatility for the Company’s stock options was determined by using an average of the historical share price volatilities of the Company and its industry peers. The Company will continue to analyze the stock price volatility and expected term assumptions as more data for the Company’s common stock and exercise patterns become available. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. Compensation expense includes the impact of an estimate for forfeitures for all stock options. The Company estimates forfeitures based on historical experience and reduces compensation expense accordingly. The estimated forfeiture rates used during the three months ended September 30, 2014 ranged from 0.27% to 0.37%.

Stock-based compensation expense is as follows:

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,
	2014	2013	2014	2013
Cost of service revenue	$59,000	$30,000	$123,000	$56,000
Research and development	82,000	45,000	178,000	78,000
Selling, general and administrative	315,000	221,000	606,000	349,000
Total stock-based compensation	$456,000	$296,000	$907,000	$483,000

At September 30, 2014, there were unrecognized compensation costs of $3,910,000 related to stock options which is expected to be recognized over a weighted-average amortization period of 2.38 years.

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options.

The Company did not capitalize any cost associated with stock-based compensation.

The fair value of the stock options granted was calculated using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Three and Six Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Expected life	8.90 years	5.89 years	5.89 years	5.89 years
Risk-free interest rate	2.32%	1.42%	1.42%	1.42%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Volatility	98%	86%	86%	86%
Fair value of options granted	$2.39	$2.10	$2.10	$2.10

A summary of all option activity as of September 30, 2014 and changes during the three months then ended is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at April 1, 2014	2,536,000	$7.78
Options granted	245,000	2.76
Options exercised	–	–
Options forfeited or expired	(27,000)	20.88
Outstanding at September 30, 2014	2,754,000	$7.21	8.24	$–
Exercisable at September 30, 2014	1,197,000	$11.62	6.71	$–
Options available for grant as of September 30, 2014	1,579,000

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock ($2.35) for stock options.

The Company issues new shares of common stock upon exercise of stock options.

Note 9.	Income Taxes

The Company has completed a study to assess whether a change in control has occurred or whether there have been multiple changes of control since the Company’s formation. The Company determined, based on the results of the study, no change in control occurred for purposes of Internal Revenue Code section 382. The Company, after considering all available evidence, fully reserved its deferred tax assets since it is more likely than not such benefits will not be realized in future periods. The Company incurred losses for both financial reporting and income tax purposes for the year ended March 31, 2014. Accordingly, the Company is continuing to fully reserve for its deferred tax assets. The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the Company’s deferred income tax assets satisfy the realization standards, the valuation allowance will be reduced accordingly.

As a result of certain realization requirements of Accounting Standards Codification Topic 718, the Company’s deferred tax assets and liabilities do not include certain deferred tax assets at September 30, 2014 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting purposes.  Equity will be increased by approximately $533,000 if and when such deferred tax assets are ultimately realized.

Note 10.	Segment and Geographic Information

The Company generates product revenues from wound care products that are sold into the human and animal healthcare markets, and the Company generates service revenues from laboratory testing services, which are provided to medical device manufacturers.

The Company operates a single segment business for product sales, which consists of three geographical sales territories as follows (in thousands):

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,
	2014	2013	2014	2013
U.S.	$978,000	$1,898,000	$2,006,000	$3,221,000
Mexico	1,541,000	1,352,000	3,011,000	2,776,000
Europe and Rest of World	554,000	603,000	1,226,000	1,010,000
	$3,073,000	$3,853,000	$6,243,000	$7,007,000

For the three months ended September 30, 2014 and 2013, the Company received licensing revenues of $378,000 and $397,000, respectively. Such revenues are included in the Company’s calculation of product revenues and are reflected in the table above under the respective geographic region where such licensing revenues were earned. For the six months ended September 30, 2014 and 2013, the Company received licensing revenues of $752,000 and $830,000, respectively. Such revenues are included in the Company’s calculation of product revenues and are reflected in the table above under the respective geographic region where such licensing revenues were earned.

The Company’s service revenues amounted to $191,000 and $236,000 for the three months ended September 30, 2014 and 2013, respectively, and the Company’s service revenues amounted to $413,000 and $454,000 for the six months ended September 30, 2014 and 2013, respectively.

Note 11.	Significant Customer Concentrations

For the three months ended September 30, 2014, one customer represented 47% of net revenue and one customer represented 14% of net revenue. For the three months ended September 30, 2013, one customer represented 33% of net revenue and one customer represented 32% of net revenue.

For the six months ended September 30, 2014, one customer represented 45% of net revenue and one customer represented 15% of net revenue. For the six months ended September 30, 2013, one customer represented 37% of net revenue and one customer represented 27% of net revenue.

At September 30, 2014, one customer represented 56%, and one customer represented 11% of the net accounts receivable balance. At March 31, 2014, one customer represented 44%, one customer represented 15%, and one customer represented 12% of the net accounts receivable balance.

Note 12.	Subsequent Events

On October 1, 2014, the Company granted an aggregate of 30,000 stock options to two of its non-employee directors. The options have an exercise price of $2.21 and vest quarterly over a one year period. The options were granted pursuant to the Company’s Non-Employee Director Compensation Plan.

On October 24, 2014, the Company’s Board of Directors arranged for a special meeting of stockholders called for December 4, 2014, at 10 am PST, to approve an amendment to the Company’s Restated Certificate of Incorporation, as amended, to increase the number of authorized common stock, $0.0001 par value per share, to a total number of 30,000,000 shares. The Company currently has authorized common stock of 14,285,715.

Pursuant to an At-the-Market Issuance Sales Agreement with MLV & Co. LLC dated April 2, 2014, under which the Company may issue and sell shares of common stock having an aggregate offering price of up to $9,159,000 from time to time through MLV acting as the Company’s sales agent, the Company sold 467,934 shares of common stock as of November 5, 2014. The sales of shares under this agreement have resulted in net proceeds of $1,399,000. The Company pays MLV a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through MLV as agent.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as of September 30, 2014 and our audited consolidated financial statements for the year ended March 31, 2014 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 30, 2014.

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

Forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to the risks described in our Annual Report on Form 10-K including: our ability to become profitable; the progress and timing of our development programs and regulatory approvals for our products; the benefits and effectiveness of our products; the ability of our products to meet existing or future regulatory standards; the progress and timing of clinical trials and physician studies; our expectations related to the use of our cash reserves; our expectations and capabilities relating to the sales and marketing of our current products and our product candidates; our ability to gain sufficient reimbursement from third-party payors; our ability to compete with other companies that are developing or selling products that are competitive with our products; the establishment of strategic partnerships for the development or sale of products; the risk our research and development efforts do not lead to new products; the timing of commercializing our products; our ability to penetrate markets through our sales force, distribution network, and strategic business partners to gain a foothold in the market and generate attractive margins; the expansion of our sales force and distribution network; the ability to attain specified revenue goals within a specified time frame, if at all, or to reduce costs; the outcome of discussions with the U.S. Food and Drug Administration, or FDA, and other regulatory agencies; the content and timing of submissions to, and decisions made by, the FDA and other regulatory agencies, including demonstrating to the satisfaction of the FDA the safety and efficacy of our products; our ability to manufacture sufficient amounts of our product candidates for clinical trials and products for commercialization activities; our ability to protect our intellectual property and operate our business without infringing on the intellectual property of others; our ability to continue to expand our intellectual property portfolio; our expectations about the outcome of litigation and controversies with third parties; the risk we may need to indemnify our distributors or other third parties; our ability to attract and retain qualified directors, officers and employees; our expectations relating to the concentration of our revenue from international sales; our ability to expand to and commercialize products in markets outside the tissue care market; and the impact of the Sarbanes-Oxley Act of 2002 and any future changes in accounting regulations or practices in general with respect to public companies. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

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

Our Business

We are a specialty device and pharmaceutical company that develops and markets solutions for the treatment of dermatological conditions and advanced tissue care. Our products, which are sold throughout the United States and internationally, have improved patient outcomes for more than five million patients globally by reducing infections, itch, pain, scarring, odor and harmful inflammatory responses. We initially built our business by developing and promoting products via partnerships.

Our key proprietary technology, Microcyn®, is based on electrically charged oxychlorine small molecules designed to target a wide range of pathogens that cause disease. These pathogens include viruses, fungi, spores and bacteria, including antibiotic-resistant strains such as methicillin-resistant Staphylococcus aureus, or MRSA, and vancomycin-resistant Enterococcus, or VRE, as well as Clostridium difficile, or C. diff, a highly contagious bacteria spread by human contact. Several Microcyn® Technology advanced tissue care products are designed to treat infections and enhance healing while reducing the need for antibiotics.

To date, we have obtained ten approvals or clearances from the U.S. Food and Drug Administration, or FDA, that permit us to sell our Microcyn®-based products as medical devices for Section 510(k) of the Federal Food, Drug and Cosmetic Act in the United States. However, we do not have the necessary regulatory approvals to market Microcyn® as a drug.

Our clinical trials from around the world suggest that our Microcyn® Technology helps reduce a wide range of pathogens while curing or improving infection. Our clinical studies suggest that our Microcyn® Technology is safe, easy to use and complementary to many existing treatment methods in dermatology and advanced tissue care. These clinical studies and usage of our products in the United States also suggest that our 510(k)-cleared products may shorten hospital stays, lower aggregate patient care costs and, in certain cases, reduce the need for systemic antibiotics.

Outside of the United Sates, we sell our products for dermatological and advanced tissue care with a European Conformity marking (known as Conformité Européenne or CE) covering ten of our products, ten approvals from the Mexican Ministry of Health, and various approvals in China, Southeast Asia, and the Middle East.

Over the last 12 months, we added new members to our Board of Directors, thus enhancing our expertise in sales, marketing, strategy and dermatology, and we hired new managers to complement our executive team. Our new team commenced a strategic realignment of our business with a sharp focus on dermatology markets. Our decision to focus on dermatology was based on our already strong presence in this market and the ability of our core hypochlorous acid-based technology, Microcyn®, to address other dermatological indications including acne, atopic dermatitis, anti-itch and scar management.

Our plan is to evolve into a leading dermatology and advanced tissue care company, providing innovative and cost-effective solutions to patients, while generating strong, consistent revenue growth and maximizing long-term shareholder value.

Comparison of the Three Months Ended September 30, 2014 and 2013

Revenues

Total revenues were $3,264,000 for the three months ended September 30, 2014, as compared to $4,089,000 in the quarter ended September 30, 2013. Product revenues were down 20% from the same period last year, with decreases in revenue in the United States, the Middle East and China, which were offset by increases in revenue in Europe and Mexico.

Total product revenues in the United States were $978,000 for the three months ended September 30, 2014, as compared to $1,898,000 in the quarter ended September 30, 2013. Product revenues were down 48% from the same period last year primarily related to lower sales in animal healthcare and from our current dermatology partner, partially offset by increased sales of tissue care products sold by our direct salesforce. We recorded revenue in the amounts of $459,000 and $1,289,000, for the three months ended September 30, 2014 and 2013, respectively, from Innovacyn. The decrease in revenue was caused by a reduction in the unit volume associated with Innovacyn’s transition to a new supplier. We expect revenues related to Innovacyn to continue to decline significantly as the transition to their new supplier continues.

Revenue in Mexico for the three months ended September 30, 2014 increased $189,000, or 14%, when compared to the same period in the prior year with an increase of 34% in units sold. The increases were due to strong growth in the sales of hydrogel and 120ml liquid products. Additionally, for the three months ended September 30, 2014 and 2013, $378,000 was recognized related to the amortization of the upfront license fees paid by More Pharma.

Revenue in Europe and Rest of the World for the three months ended September 30, 2014 decreased $49,000, or 8%, as compared to the same period in the prior year, with decreases in the Middle East and China, partially offset by a 26% sales increase in Europe. The increase in the European revenue is largely the result of the introduction of multiple new advanced tissue care product line extensions including a gel product, as well as the addition of new European distributors. The sales decline in the Middle East relates to the timing of periodic orders for that region.

The following table shows our product revenues combined with our license revenues by geographic region:

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
United States	$978,000	$1,898,000	$(920,000)	(48)%
Mexico	1,541,000	1,352,000	189,000	14%
Europe and Rest of the World	554,000	603,000	(49,000)	(8)%
Total	$3,073,000	$3,853,000	$(780,000)	(20)%

Licensing revenues were $378, 000 and $397,000 for the three months ended September 30, 2014 and 2013, respectively. These amounts are reflected in the table above under the respective geographic region.

Service revenues were $191,000 and $236,000 for the three months ended September 30, 2014 and 2013, respectively, due to a decrease in the number of tests provided by our services business.

Gross Profit

We reported gross profit related to our products of $1,705,000 or 55% of product revenues, during the three months ended September 30, 2014, compared to a gross profit of $2,650,000, or 69% of product revenues, for the same period in the prior year. Licensing revenues are included in our calculation of product revenues and gross profit for the quarters ended September 30, 2014 and 2013. Gross margins declined primarily as a result of the decline in U.S. sales related to our animal healthcare products.

Research and Development Expense

Research and development expense of $353,000 for the three months ended September 30, 2014, decreased $530,000, or 60%, when compared to the same period in the prior year. The decrease is largely due to $495,000 related to expenses incurred during the three months ended September 30, 2013 by our formerly wholly-owned subsidiary Ruthigen, partially offset by an increase of $38,000 incurred during the three months ended September 30, 2014 related to our stock compensation expense.

We expect research and development expenses will decrease in total over the next few quarters, due to the deconsolidation of Ruthigen and elimination of spending on Ruthigen projects in the prior fiscal year. However, we expect to incur increased spending on product development related to tissue care and dermatology products.

Selling, General and Administrative Expense

Selling, general and administrative expense of $2,923,000 for the three months ended September 30, 2014, decreased $170,000, or 5%, when compared to $3,093,000 for the same period in the prior year. The decrease for the three months ended September 30, 2014 was primarily due to a decrease of $499,000 related to administrative expenses incurred by our formerly wholly-owned subsidiary Ruthigen in the prior period, partially offset by higher sales and marketing expenses by us in the United States and Europe, as we prepared to launch additional dermatology products in those regions.

We expect selling, general and administrative expenses to increase over the next several periods, as we intend to increase our direct sales force.

Interest Expense and Interest Income

Interest expense decreased $187,000 to $1,000 for the three months ended September 30, 2014, when compared to the same period in the prior year. The decrease for the three months ended September 30, 2014 was related to decreases of $127,000 of non-cash interest expense and $61,000 of cash interest expense incurred, when compared to the same period in the prior year. The cash and non-cash interest during the three months ended September 30, 2013 was primarily related to borrowings from Venture Lending & Leasing V, Inc. and Venture Lending & Leasing VI, Inc. (collectively “VLL”). As of December 16, 2013, the outstanding debt and all interest payments due to VLL were settled in full. Interest income for the three months ended September 30, 2014 showed no material change as compared to the same period in the prior year.

Other Expense, Net

Other expense, net decreased $25,000, to other expense, net of $14,000, for the three months ended September 30, 2014, when compared to the same period in the prior year. The decrease in other expense, net for the three months ended September 30, 2014 was primarily related to foreign exchange gains and losses and tax expenses.

Gain due to Change in Fair Value of Derivative Liabilities

In connection with our December 9, 2013 and February 26, 2014 registered direct offerings we issued a series of common stock purchase warrants, which contain cash settlement provisions. During the three months ended September 30, 2014, we recorded an unrealized gain due to the decrease in the fair value of our derivative liabilities of $841,000, primarily due to a decrease in our common stock price.

Net Loss

Net loss for the three months ended September 30, 2014 was $718,000, a decrease of $681,000, as compared to net loss of $1,399,000 for the same period in the prior year.

Comparison of Six Months Ended September 30, 2014 and 2013

Revenues

Total revenues were $6,656,000 for the six months ended September 30, 2014, as compared to $7,461,000 for the six months ended September 30, 2013. Product revenues were down 11% from the same period last year, with decreases in sales in the United States and China, which were partially offset by increases in Europe, Mexico, the Middle East and Singapore.

Total product revenues in the United States were $2,006,000 for the six months ended September 30, 2014, as compared to $3,221,000 in the six months ended September 30, 2013. Product revenues were down 38% from the same period last year primarily related to lower sales in animal healthcare and from our current and former dermatology partners, partially offset by increased sales of tissue care products sold by our direct salesforce. We recorded revenue in the amounts of $987,000 and $2,030,000, for the six months ended September 30, 2014 and 2013, respectively, from Innovacyn. The decrease in revenue was caused by a reduction in the unit volume related to Innovacyn’s transition to a new supplier. We expect revenues related to Innovacyn to continue to decline significantly as the transition to their new supplier continues.

Revenue in Mexico for the six months ended September 30, 2014 increased $235,000, or 8%, when compared to the same period in the prior year with an increase of 21% in units sold. The increases are due to strong growth in the sales of 120ml liquid products. Additionally, for the six months ended September 30, 2014 and 2013, $752,000 was recognized related to the amortization of upfront license fees paid by More Pharma.

Revenue in Europe and the Rest of the World for the six months ended September 30, 2014 increased $216,000, or 21%, as compared to the same period in the prior year, with increases in Europe, Middle East, Singapore and India, partially offset by a sales decrease in China. The increase in Europe is largely the result of the introduction of multiple new advanced tissue care product line extensions including a gel product, as well as the addition of new European distributors.

The following table shows our product revenues combined with our license revenues by geographic region:

	Six Months Ended September 30,
	2014	2013	$ Change	% Change
United States	$2,006,000	$3,221,000	$(1,215,000)	(38)%
Mexico	3,011,000	2,776,000	235,000	8%
Europe and Rest of the World	1,226,000	1,010,000	216,000	21%
Total	$6,243,000	$7,007,000	$(764,000)	(11)%

Licensing revenues were $752,000 and $830,000 for the six months ended September 30, 2014 and 2013, respectively. These amounts are reflected in the table above under the respective geographic region.

Service revenues were $413,000 and $454,000 for the six months ended September 30, 2014 and 2013, respectively, due to a decrease in the number of tests provided by our services business.

Gross Profit

We reported gross profit related to our products of $3,553,000 or 57% of product revenues, during the six months ended September 30, 2014, compared to a gross profit of $4,783,000, or 68% of product revenues, for the same period in the prior year. Licensing revenues are included in our calculation of product revenues and gross profit for the six months ended September 30, 2014 and 2013. Gross margins declined as a result of the decline in U.S. sales related to our animal healthcare products.

Research and Development Expense

Research and development of $792,000 for the six months ended September 30, 2014, decreased $598,000, or 43%, when compared to the same period in the prior year. The decrease is largely due to $670,000 related to expenses incurred during the six months ended September 30, 2013 by our formerly wholly-owned subsidiary Ruthigen, partially offset by an increase of $100,000 incurred during the six months ended September 30, 2014 related to our stock compensation expense.

We expect research and development expenses will decrease in total over the next few quarters, due to the deconsolidation of Ruthigen and elimination of spending on Ruthigen projects in the prior fiscal year. However, we expect to incur increased spending on product development related to tissue care and dermatology products.

Selling, General and Administrative Expense

Selling, general and administrative expense of $5,904,000 for the six months ended September 30, 2014, decreased $8,000, when compared to $5,912,000 for the same period in the prior year. The decrease for the six months ended September 30, 2014 was primarily due to a decrease of $801,000 related to expenses incurred by our formerly wholly-owned subsidiary Ruthigen in the prior period, almost entirely offset by higher sales and marketing expenses in the United States, Mexico and Europe, as we prepared to launch additional dermatology and wound tissue products into those regions.

We expect selling, general and administrative expenses to increase over the next several periods, as we intend to increase our direct sales force.

Interest Expense and Interest Income

Interest expense decreased $434,000 to $4,000 for the six months ended September 30, 2014, when compared to the same period in the prior year. The decrease for the six months ended September 30, 2014 was related to decreases of $294,000 of non-cash interest expense and $140,000 of cash interest expense incurred, when compared to the same period in the prior year. The cash and non-cash interest during the three months ended September 30, 2013 was primarily related to borrowings from Venture Lending & Leasing V, Inc. and Venture Lending & Leasing VI, Inc. (collectively “VLL”). As of December 16, 2013, the outstanding debt and all interest payments due to VLL were settled in full. Interest income for the three months ended September 30, 2014 showed no material change as compared to the same period in the prior year.

Other Expense, Net

Other expense, net of $45,000, for the six months ended September 30, 2014, decreased $22,000, when compared to the same period in the prior year. The decrease in other expense, net for the six months ended September 30, 2014 was primarily related to foreign exchange gains and losses and tax expenses.

Gain due to Change in Fair Value of Derivative Liabilities

In connection with our December 9, 2013 and February 26, 2014 registered direct offerings e issued a series of common stock purchase warrants, which contain cash settlement provisions. During the six months ended September 30, 2014, we recorded a decrease in the fair value of our derivative liabilities of $2,319,000, primarily due to a decrease in our common stock price.

Net Loss

Net loss for the six months ended September 30, 2014 was $788,000, a decrease of $2,323,000, as compared to net loss of $3,111,000 for the same period in the prior year.

Long-Term Investment

As of September 30, 2014, we continue to hold 2,000,000 shares of common stock of our former wholly-owned subsidiary, Ruthigen, Inc. (“Ruthigen”) at cost. We continue to review our long-term investments held at cost for potential indicators of declines in fair value and impairment, including monitoring the daily closing prices and trading volume of the Ruthigen common stock, and reviewing press releases and filings made with the SEC by Ruthigen.  While management believes that the fair value of the long-term investment currently exceeds its book value, there can be no assurance that the future operations of Ruthigen, for which we have no control, are successful, nor can there be any assurance that there won’t be significantly declines in the market value of the Ruthigen common shares.  As we continue to monitor our investment for potential impairment in future periods, we may determine that partial or full impairment may be necessary. We did not recognize any impairment charge for our long-term investment for the three and six month periods ended September 30, 2014.

Liquidity and Capital Resources

The Company reported a loss of $788,000 for the six months ended September 30, 2014. At September 30, 2014 and March 31, 2014, the Company’s accumulated deficit amounted to $134,798,000 and $134,010,000, respectively. The Company had working capital of $2,830,000 and $1,970,000 as of September 30, 2014 and March 31, 2014, respectively. We expect to continue incurring losses for the foreseeable future and must raise additional capital to pursue our product development initiatives, penetrate markets for the sale of its products and continue as a going concern. We cannot provide any assurance that we will raise additional capital. Management believes we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means; however, we have not secured any commitment for new financing at this time nor can we provide any assurance that new financing will be available on commercially acceptable terms, if at all. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. These measures could cause significant delays in our efforts to commercialize products, which is critical to the realization of our business plan and our future operations. These matters raise substantial doubt about our ability to continue as a going concern.

Sources of Liquidity

As of September 30, 2014, we had cash and cash equivalents of 3,549,000. Since our inception, substantially all of our operations have been financed through sales of equity securities. Other sources of financing that we have used to date include our revenues, as well as various loans.

Since October 1, 2012, substantially all of our operations have been financed through the following transactions:

•	proceeds of $1,323,000 received from the exercise of common stock purchase warrants and options;
•	net proceeds of $3,291,000 from sale of shares pursuant to October 2012 stock purchase agreement;
•	net proceeds of $3,052,000 received from an underwritten offering on March 12, 2013;
•	net proceeds of $2,002,000 received from a registered direct offering on December 9, 2013;
•	net proceeds of $1,187,000 received from a registered direct offering on February 26, 2014; and
•	net proceeds of $1,213,000 received from an At-the-Market Issuance of common stock as of September 30, 2014.

Material Trends and Uncertainties

In April 2014, Innovacyn, Inc., one of our customers, notified us that over the next 12 months, Innovacyn intends to transition to a new supplier of product which is currently supplied by us both for animal healthcare and OTC wound care. We are actively seeking new distribution channels and locating new animal healthcare partners. We have identified two potential partners and are working on negotiating agreements. We can give no assurances that we and these potential partners will be able to agree on under terms acceptable to us, if at all. Even if we are able to finalize agreements with these potential partners, these partnerships may not replace our revenues to the same levels as we had with Innovacyn. Our animal health revenues have been adversely impacted and will continue to be until we have secured a new animal health partner. If we are unable to locate new distribution channels or a new animal healthcare partner, our results of operations and financial condition may be adversely affected.

Cash Flows

As of September 30, 2014, we had cash and cash equivalents of $3,549,000, compared to $5,480,000 as of March 31, 2014.

Net cash used in operating activities during the six months ended September 30, 2014 was $3,009,000, primarily due to our net loss of $788,000 for the period which was offset by a $2,319,000 non-cash gain due to a change in fair value of our derivative liabilities. Additionally, we had $907,000 of stock-based compensation expenses and we received $537,000 from our affiliate and formerly wholly-owned subsidiary Ruthigen, pursuant to our agreement that required Ruthigen to reimburse us for certain expenses we paid on its behalf.

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

Net cash provided by investing activities was $23,000 for the six months ended September 30, 2014, primarily related a decrease in our long-term deposits of $39,000 offset by purchases of equipment.

Net cash used in investing activities was $312,000 for the six months ended September 30, 2013, primarily due to $338,000 related to equipment purchases.

Net cash provided by financing activities was $1,074,000 for the six months ended September 30, 2014 was primarily related to $1,213,000 of net proceeds received from At-the-Market Issuances of common stock which was offset by principal payments on debt in the amount of $139,000.

Net cash used in financing activities was $1,918,000 for the six months ended September 30, 2013, and consisted of principal payments on debt in the amount of $1,138,000 and $780,000 of deferred offering costs related to the initial public offering of our previously consolidated, wholly owned subsidiary, Ruthigen.

Operating Capital and Capital Expenditure Requirements

We incurred a net loss of $788,000 for the six months ended September 30, 2014. At September 30, 2014 and March 31, 2014, our accumulated deficit amounted to $134,798,000 and $134,010,000, respectively. At September 30, 2014 and March 31, 2014, our working capital amounted to $2,830,000 and $1,970,000, respectively.

We expect to continue incurring losses for the foreseeable future and must raise additional capital to pursue our product development initiatives, penetrate markets for the sale of its products and continue as a going concern. We cannot provide any assurance that we will raise additional capital. Management believes we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means; however, we have not secured any commitment for new financing at this time nor can we provide any assurance that new financing will be available on commercially acceptable terms, if at all. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. These measures could cause significant delays in our efforts to commercialize products, which is critical to the realization of our business plan and our future operations. These matters raise substantial doubt about our ability to continue as a going concern.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective at the reasonable assurance level for the quarter ended September 30, 2014.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 30, 2014 we issued 32,501 shares of common stock to Advocos, LLC as compensation for services provided, and such shares were valued at $72,000. We relied on the Section 4(a)(2) exemption from securities registration under the federal securities laws for transactions not involving any public offering. No advertising or general solicitation was employed in offering the securities. The securities were issued to an accredited investor. The securities were offered for investment purposes only and not for the purpose of resale or distribution. The transfer thereof was appropriately restricted by us.

Item 3.	Default Upon Senior Securities

We did not default upon any senior securities during the quarter ended September 30, 2014.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On October 1, 2014, the Company granted an aggregate of 30,000 stock options to two of its non-employee directors. The options have an exercise price of $2.21 and vest quarterly over a one year period. The options were granted pursuant to the Company’s Non-Employee Director Compensation Plan.

A special meeting of stockholders was called for December 4, 2014, at 10 am PST, to approve an amendment to the Company’s Restated Certificate of Incorporation, as amended, to increase the number of authorized common stock, $0.0001 par value per share, to a total number of 30,000,000 shares.

Pursuant to an At-the-Market Issuance Sales Agreement with MLV & Co. LLC dated April 2, 2014, under which we may issue and sell shares of our common stock having an aggregate offering price of up to $9,159,000 from time to time through MLV acting as the Company’s sales agent, we sold 467,934 shares of common stock as of November 5, 2014. The sales of shares under this agreement have resulted in total net proceeds of $1,399,000. The Company pays MLV a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through MLV as agent.

Item 6.	Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc. (included as Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed June 20, 2007, and incorporated herein by reference).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc. (included as Exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 21, 2008, and incorporated herein by reference).
3.3	Amended and Restated Bylaws, as Amended of Oculus Innovative Sciences, Inc., effective November 3, 2010 (included as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2010, and incorporated herein by reference).
3.4	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 22, 2013, and incorporated herein by reference).
4.1	Specimen Common Stock Certificate (included as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.2	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.3	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

4.4	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.11 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.5	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.12 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.6	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 13, 2007, and incorporated herein by reference).
4.7	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 28, 2008, and incorporated herein by reference).
4.8	Warrant issued to Dayl Crow, dated March 4, 2009 (included as Exhibit 4.16 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).
4.9	Form of Common Stock Purchase Warrant for April 2009 offering (included as Exhibit 4.15 to the Company’s Registration Statement on Form S-1 (File No. 333-158539) declared effective on July 24, 2009, and incorporated herein by reference).
4.10	Form of Common Stock Purchase Warrant for July 2009 offering (included as Exhibit 4.15 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).
4.11	Certificate of Designation of Preferences, Rights and Limitations of Series A 0% Convertible Preferred Stock, filed with the Delaware Secretary of State on April 24, 2012 (included as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).
4.12	Form of Common Stock Purchase Warrant for April 2012 offering (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).
4.13	Form of Underwriters Warrant to be issued to the Underwriters in connection with the March 2013 Offering (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 7, 2013, and incorporated herein by reference).
4.14	Warrant issued to Dawson James Securities, Inc., dated December 9, 2013 (included as exhibit 4.14 to the Company’s 10-Q filed February 14, 2014 and incorporated herein by reference).
4.15	Form of Series A Common Stock Purchase Warrant for February 2014 offering (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 26, 2014 and incorporated herein by reference).
4.16	Form of Series B Common Stock Purchase Warrant for February 2014 offering (included as exhibit 4.2 to the Company’s Current Report on Form 8-K filed February 26, 2014 and incorporated herein by reference).
4.17	Warrant issued to Dawson James Securities, Inc., dated February 26, 2014 (included as exhibit 4.3 to the Company’s Current Report on Form 8-K filed February 26, 2014 and incorporated herein by reference).
10.1	Form of Indemnification Agreement between Oculus Innovative Sciences, Inc. and its officers and directors (included as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.2	Office Lease Agreement, dated October 26, 1999, between Oculus Innovative Sciences, Inc. and RNM Lakeville, L.P. (included as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.3	Amendment No. 1 to Office Lease Agreement, dated September 15, 2000, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.4	Amendment No. 2 to Office Lease Agreement, dated July 29, 2005, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.5	Amendment No. 3 to Office Lease Agreement, dated August 23, 2006, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.6	Office Lease Agreement, dated May 18, 2006, between Oculus Technologies of Mexico, S.A. de C.V. and Antonio Sergio Arturo Fernandez Valenzuela (translated from Spanish) (included as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.7	Office Lease Agreement, dated July 2003, between Oculus Innovative Sciences, B.V. and Artikona Holding B.V. (translated from Dutch) (included as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.8	Form of Director Agreement (included as Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.9	Framework Agreement, dated June 16, 2005, by and among Javier Orozco Gutierrez, Quimica Pasteur, S de R.L., Jorge Paulino Hermosillo Martin, Oculus Innovative Sciences, Inc. and Oculus Technologies de Mexico, S.A. de C.V. (included as Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

10.10	Mercantile Consignment Agreement, dated June 16, 2005, between Oculus Technologies de Mexico, S.A. de C.V., Quimica Pasteur, S de R.L. and Francisco Javier Orozco Gutierrez (included as Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.11	Partnership Interest Purchase Option Agreement, dated June 16, 2005, by and between Oculus Innovative Sciences, Inc. and Javier Orozco Gutierrez (included as Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.12	Termination of Oculus Innovative Sciences, Inc. and Oculus Technologies de Mexico, S.A. de C.V.’s Agreements with Quimica Pasteur, S de R.L. by Jorge Paulino Hermosillo Martin (translated from Spanish) (included as Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.13	Termination of Oculus Innovative Sciences, Inc. and Oculus Technologies de Mexico, S.A. de C.V.’s Agreements with Quimica Pasteur, S de R.L. by Francisco Javier Orozco Gutierrez (translated from Spanish) (included as Exhibit 10.29 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.14	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Hojabr Alimi, dated January 1, 2004 (included as Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.15	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Jim Schutz, dated January 1, 2004 (included as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.16	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Robert Miller, dated June 1, 2004 (included as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.17	Amended and Restated Oculus Innovative Sciences, Inc. 2006 Stock Incentive Plan and related form stock option plan agreements (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 2, 2007, and incorporated herein by reference).
10.18	Amendment No. 4 to Office Lease Agreement, dated September 13, 2007, by and between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).
10.19	Amendment to Office Lease Agreement, effective February 15, 2008, by and between Oculus Innovative Sciences Netherlands B.V. and Artikona Holding B.V. (translated from Dutch) (included as Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).
10.20	Purchase Agreement by and between Oculus Innovative Sciences, Inc. and Robert Burlingame, dated January 26, 2009 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 29, 2009, and incorporated herein by reference).
10.21	Purchase Agreement by and between Oculus Innovative Sciences, Inc. and Non-Affiliated Investors, dated January 26, 2009 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 29, 2009, and incorporated herein by reference).
10.22	Revenue Sharing Distribution Agreement by and between Oculus Innovative Sciences, Inc. and VetCure, Inc., dated January 26, 2009 (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 29, 2009, and incorporated herein by reference).
10.23	Purchase Agreement by and between Oculus Innovative Sciences, Inc., Robert Burlingame and Seamus Burlingame, dated February 24, 2009 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 27, 2009, and incorporated herein by reference).
10.24	Amendment No. 1 to Revenue Sharing Distribution Agreement by and between Oculus Innovative Sciences, Inc. and VetCure, Inc., dated February 24, 2009 (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed February 27, 2009, and incorporated herein by reference).
10.25	Consultant Agreement by and between Oculus Innovative Sciences, Inc. and Robert C. Burlingame, dated April 1, 2009 (included as Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).
10.26	Microcyn U.S. Commercial Launch Agreement by and between Oculus Innovative Sciences, Inc. and Advocos, dated April 24, 2009 (included as Exhibit 10.53 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).
10.27	Amendment No. 5 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and RNM Lakeville, LLC, dated May 18, 2009 (included as Exhibit 10.54 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).
10.28	Engagement Agreement by and between Oculus Innovative Sciences, Inc. and Dawson James Securities, Inc., dated April 10, 2009 (included as Exhibit 10.55 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).
10.29	Amendment and Clarification of Engagement Letter by and between Oculus Innovative Sciences, Inc. and Dawson James Securities, Inc., dated July 2, 2009 (included as Exhibit 10.56 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).
10.30	Second Amendment and Clarification of Engagement Letter by and between Oculus Innovative Sciences, Inc. and Dawson James Securities, Inc., dated July 10, 2009 (included as Exhibit 10.57 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).

10.31†	Warrant Purchase Agreement by and between Oculus Innovative Sciences, Inc. and Dawson James Securities, Inc., dated July 13, 2009 (included as Exhibit 10.58 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).
10.32	Amendment No. 2 to Revenue Sharing, Partnership and Distribution Agreement between Oculus Innovative Sciences, Inc. and Vetericyn, Inc., dated July 24, 2009 (refiled as Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2010 filed April 29, 2011, and incorporated herein by reference).
10.33	Loan and Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, Inc., dated May 1, 2010 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 6, 2010, and incorporated herein by reference).
10.34†	Supplement to the Loan and Security Agreement between Oculus Innovative Sciences, Inc., and Venture Lending & Leasing V, Inc., dated May 1, 2010 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 6, 2010, and incorporated herein by reference).
10.35†	Amendment No. 3 to Revenue Sharing, Partnership and Distribution Agreement between Oculus Innovative Sciences, Inc. and Vetericyn, Inc., dated June 1, 2010 (refiled as Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2010 filed April 29, 2011, and incorporated herein by reference).
10.36	Amendment No. 1 to Exhibit A to the Revenue Sharing Distribution Agreement and to the Revenue Sharing, Partnership and Distribution Agreement as Revised and Amended, June 1, 2010, dated September 1, 2010 (included as Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2010, and incorporated herein by reference).
10.37	Continuous Offering Program Agreement between Oculus Innovative Sciences, Inc. and Rodman & Renshaw, LLC, dated September 3, 2010 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 17, 2010, and incorporated herein by reference).
10.38†	Purchase Agreement by and between Oculus Innovative Sciences, Inc. and accredited investors, dated February 6, 2009 (refiled as Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2010, and incorporated herein by reference).
10.39†	Distribution Agreement between Oculus Innovative Sciences, Inc. and Tianjin Ascent Import and Export Company, Ltd., dated January 28, 2011 (included as Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q filed February 4, 2011, and incorporated herein by reference).
10.40†	Exclusive Sales and Distribution Agreement between Oculus Innovative Sciences, Inc. and Quinnova Pharmaceuticals, Inc., dated February 14, 2011 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 18, 2011, and incorporated herein by reference).
10.41	Exclusive Co-Promotion Agreement between Oculus Innovative Sciences, Inc. and Quinnova Pharmaceuticals, Inc., dated February 14, 2011 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 18, 2011, and incorporated herein by reference).
10.42	Product Option Agreement between Oculus Innovative Sciences, Inc. and AmDerma Pharmaceuticals, LLC, dated February 14, 2011 (included as Exhibit 10.3 to the Company's Current Report on Form 8-K filed February 18, 2011, and incorporated herein by reference).
10.43	Amendment No. 6 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and RNM Lakeville, L.P., dated April 26, 2011 (included as Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed June 3, 2011, and incorporated herein by reference).
10.44	Loan and Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing VI, Inc., dated June 29, 2011 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).
10.45	Supplement to the Loan and Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing VI, Inc., dated June 29, 2011 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).
10.46	Amendment No. 1 to the Loan and Security Agreement and Supplement to the Loan and Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, Inc., dated June 29, 2011 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).
10.47	Intellectual Property Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing VI, Inc., dated June 29, 2011 (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).
10.48	Intellectual Property Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, Inc., dated June 29, 2011 (included as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).
10.49†	Oculus Innovative Sciences, Inc. 2011 Stock Incentive Plan (included as Exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2011, and incorporated herein by reference).
10.50†	Distribution Agreement between Oculus Innovative Sciences, Inc. and Shanghai Sunvic Technology Co. Ltd., dated June 26, 2011 (included as Exhibit 10.58 to the Company’s Quarterly Report on Form 10-Q filed August 4, 2011 and incorporated herein by reference).
10.51	Patent License Agreement-Exclusive between Oculus Innovative Sciences, Inc. and agencies of the United States Public Health Service within the Department of Health and Human Services, dated August 22, 2011 (included as Exhibit 10.60 to the Company’s Quarterly Report on Form 10-Q filed November 3, 2011, and incorporated herein by reference).
10.52†	Securities Purchase Agreement by and between the Company and the Purchasers, dated April 22, 2012 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).

10.53†	Collaboration Agreement between Oculus Innovative Sciences, Inc. and AmDerma Pharmaceuticals, LLC, dated June 21, 2012 (included as Exhibit 10.53 to the Company’s Annual Report on Form 10-K filed June 21, 2012 and incorporated herein by reference).
10.54†	License, Exclusive Distribution and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Oculus Technologies of Mexico, S.A. de C.V., and, More Pharma Corporation, S. de R.L. de C.V., dated August 9, 2012 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 15, 2012, and incorporated herein by reference).
10.55	Exclusive Distribution and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Oculus Technologies of Mexico, S.A. de C.V., and, More Pharma Corporation, S. de R.L. de C.V., dated August 9, 2012 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed August 15, 2012, and incorporated herein by reference).
10.56	Amendment No. 7 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and 1125-1137 North McDowell, LLC, dated October 10, 2012 (included as Exhibit 10.58 to the Company’s Quarterly Report on Form 10-Q filed November 8, 2012, and incorporated herein by reference).
10.57	Stock Purchase Agreement by and between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, LLC and Venture Lending & Leasing VI, LLC, dated October 30, 2012 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 1, 2012, and incorporated herein by reference).
10.58	Letter Agreement by and between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, Inc., dated October 30, 2012 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed November 1, 2012, and incorporated herein by reference).
10.59	Letter Agreement by and between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing VI, Inc., dated October 30, 2012 (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed November 1, 2012, and incorporated herein by reference).
10.60	Side Letter Agreement to the Stock Purchase Agreement dated April 22, 2012 by and between Oculus Innovative Sciences, Inc., on one hand, and Sabby Healthcare Volatility Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. on the other hand, dated October 29, 2012 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed November 1, 2012, and incorporated herein by reference).
10.61	Offer of Employment Letter between Oculus Innovative Sciences, Inc. and Sameer Harish, effective as of February 1, 2013 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 4, 2013, and incorporated herein by reference).
10.62	Employment Agreement by and between Ruthigen, Inc. and Hojabr Alimi, dated March 21, 2013 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 22, 2013, and incorporated herein by reference).
10.63	License and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated May 23, 2013 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 7, 2013, and incorporated herein by reference).
10.64	Shared Services Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated May 23, 2013 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed June 7, 2013, and incorporated herein by reference).
10.65	Amendment to Offer of Employment Letter between Oculus Innovative Sciences, Inc. and Sameer Harish, dated May 23, 2013 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed June 7, 2013, and incorporated herein by reference).
10.66	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Jim Schutz, dated June 20, 2013 (filed as Exhibit 10.68 to the Company’s Annual Report on Form 10-K, filed June 25, 2013 and incorporated herein by reference).
10.67	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Robert Miller, dated June 20, 2013 (filed as Exhibit 10.69 to the Company’s Annual Report on Form 10-K, filed June 25, 2013 and incorporated herein by reference).
10.68	Separation Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated August 2, 2013 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 8, 2013 and incorporated herein by reference).
10.69	Amendment No. 1 to License and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated October 9, 2013 (included as exhibit 10.64 to the Company’s 10-Q filed November 19, 2013 and incorporated herein by reference).
10.70	Amendment No. 2 to License and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated November 6, 2013 (included as exhibit 10.65 to the Company’s 10-Q filed November 19, 2013 and incorporated herein by reference).
10.71	Letter Agreement by and between Oculus Innovative Sciences, Inc., Venture Lending & Leasing V, Inc., and Venture Lending & Leasing VI, Inc., dated November 6, 2013 (filed as exhibit 10.66 to the Company’s 10-Q filed November 19, 2013 and incorporated herein by reference).
10.72	Form of Securities Purchase Agreement by and between Oculus Innovative Sciences, Inc. and the Purchasers, dated December 4, 2013 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 6, 2013, and incorporated herein by reference).
10.73	Funding Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated January 31, 2014 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 6, 2014, and incorporated herein by reference).
10.74	Amended Separation Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated January 31, 2014 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 6, 2014, and incorporated herein by reference).
10.75	Amendment No. 3 to License and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated January 31, 2014 (included as exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 6, 2014 and incorporated herein by reference).
10.76	Amendment No. 1 to Shared Services Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated January 31, 2014 (included as exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 6, 2014).
10.77	Letter Agreement by and between Oculus Innovative Sciences, Inc. and Hojabr Alimi, dated January 31, 2014 (included as exhibit 10.6 to the Company’s Current Report on Form 8-K filed February 6, 2014).

10.78	Form of Securities Purchase Agreement by and between Oculus Innovative Sciences, Inc. and the Purchasers, dated February 21, 2014 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 26, 2014 and incorporated herein by reference).
10.79	At-the-Market Issuance Sales Agreement, dated April 2, 2014, by and between Oculus Innovative Sciences, Inc. and MLV & Co. LLC (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 2, 2014 and incorporated herein by reference).
10.80*	Lease Agreement by and between the Company and 2500 Investors, Inc., dated July 9, 2014.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*#	XBRL Instance Document.
101.SCH*#	XBRL Taxonomy Extension Schema.
101.CAL*#	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*#	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*#	XBRL Taxonomy Extension Label Linkbase.
101.PRE*#	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
†	Confidential treatment has been granted with respect to certain portions of this agreement.
#	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a report for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

OCULUS INNOVATIVE SCIENCES, INC.

Date: November 13, 2014	By:	/s/ Jim Schutz
Jim Schutz
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2014	By:	/s/ Robert Miller
Robert Miller
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

