Form 10-Q
period 2014-12-31
Oculus Innovative Sciences, Inc.
filed 2015-02-12
CIK 1367083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

As of February 12, 2015, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 14,910,580.

OCULUS INNOVATIVE SCIENCES, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,	March 31,
	2014	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,240	$5,480
Accounts receivable, net	1,416	1,790
Due from affiliate	–	537
Inventories, net	1,351	1,088
Prepaid expenses and other current assets	190	647
Total current assets	5,197	9,542
Property and equipment, net	807	971
Deferred offering cost	250	–
Long-term investment	5,500	10,150
Other assets	80	128
Total assets	$11,834	$20,791

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$942	$736
Accrued expenses and other current liabilities	833	889
Deferred revenue	1,561	2,629
Current portion of long-term debt	6	143
Derivative liabilities (See Note 5)	177	3,175
Total current liabilities	3,519	7,572
Deferred revenue	487	1,152
Long-term debt, less current portion	–	4
Total liabilities	4,006	8,728
Commitments and Contingencies
Stockholders’ Equity
Convertible preferred stock, $0.0001 par value; 714,286 shares authorized, none issued and outstanding at December 31, 2014 (unaudited) and March 31, 2014, respectively	–	–
Common stock, $0.0001 par value; 30,000,000 shares authorized, 8,660,580 and 8,160,145 shares issued and outstanding at December 31, 2014 (unaudited) and March 31, 2014, respectively (See Note 7)	1	1
Additional paid-in capital	151,912	149, 141
Accumulated other comprehensive loss	(3,373)	(3,069)
Accumulated deficit	(140,712)	(134,010)
Total stockholders’ equity	7,828	12,063
Total liabilities and stockholders’ equity	$11,834	$20,791

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Revenues
Product	$2,651	$2,450	$8,142	$8,627
Product licensing fees	378	629	1,130	1,459
Service	189	214	602	668
Total revenues	3,218	3,293	9,874	10,754
Cost of revenues
Product	1,417	1,023	4,107	3,247
Service	145	161	473	493
Total cost of revenues	1,562	1,184	4,580	3,740
Gross profit	1,656	2,109	5,294	7,014
Operating expenses
Research and development	367	775	1,159	2,165
Selling, general and administrative	3,238	2,880	9,142	8,792
Total operating expenses	3,605	3,655	10,301	10,957
Loss from operations	(1,949)	(1,546)	(5,007)	(3,943)
Interest expense	–	(618)	(4)	(1,056)
Interest income	1	–	1	1
Gain due to change in fair value of common stock	–	1,567	–	1,357
Gain due to change in fair value of derivative liabilities (See Note 5)	679	–	2,998	–
Loss on impairment of investment held at cost (See Note 3)	(4,650)	–	(4,650)	–
Other income (expense), net	5	(14)	(40)	(81)
Net loss	$(5,914)	$(611)	$(6,702)	$(3,722)
Net loss per common share: basic and diluted	$(0.69)	$(0.09)	$(0.79)	$(0.56)
Weighted-average number of shares used in per common share calculations:
Basic and diluted	8,600	6,810	8,494	6,687
Other comprehensive loss
Net loss	$(5,914)	$(611)	$(6,702)	$(3,722)
Foreign currency translation adjustments	(202)	8	(304)	(78)
Comprehensive loss	$(6,116)	$(603)	$(7,006)	$(3,800)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended December 31,
	2014	2013
Cash flows from operating activities
Net loss	$(6,702)	$(3,722)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	192	211
Stock-based compensation	1,354	1,114
Change in fair value of derivative liabilities (See Note 5)	(2,998)	–
Loss due to change in fair value of common stock	–	(1,357)
Loss on impairment of investment	4,650	–
Non-cash interest expense	–	863
Foreign currency transaction losses (gains)	6	(6)
Gain on disposal of property and equipment	(13)	–
Changes in operating assets and liabilities:
Accounts receivable, net	255	(908)
Due from affiliate	537	–
Inventories, net	(391)	(2)
Prepaid expenses and other current assets	451	435
Accounts payable	225	835
Accrued expenses and other liabilities	126	(52)
Deferred revenue	(1,756)	(812)
Net cash used in operating activities	(4,064)	(3,401)

Cash flows from investing activities:
Purchases of property and equipment	(81)	(470)
Long-term deposits	41	42
Net cash used in investing activities	(40)	(428)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	1,341	2,002
Proceeds from the exercise of common stock options and warrants	–	33
Deferred offering costs	(250)	(1,116)
Principal payments on long-term debt	(141)	(1,524)
Net cash provided by (used in) financing activities	950	(605)
Effect of exchange rate on cash and cash equivalents	(86)	(29)
Net decrease in cash and cash equivalents	(3,240)	(4,463)
Cash and cash equivalents, beginning of year	5,480	7,900
Cash and cash equivalents, end of period	$2,240	$3,437

Supplemental disclosure of cash flow information:
Cash paid for interest	$4	$193

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of December 31, 2014 and for the three and nine months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The unaudited condensed consolidated balance sheet as of December 31, 2014, the condensed consolidated statements of comprehensive loss for the three and nine months ended December 31, 2014 and 2013, and the condensed consolidated statements of cash flows for the nine months ended December 31, 2014 and 2013 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and nine months ended December 31, 2014 are not necessarily indicative of results to be expected for the year ending March 31, 2015 or for any future interim period. The condensed consolidated balance sheet at March 31, 2014 has been derived from audited consolidated financial statements. However, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended March 31, 2014, and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on June 30, 2014.

Note 2.	Liquidity and Going Concern

The Company reported a loss of $6,702,000 for the nine months ended December 31, 2014. At December 31, 2014 and March 31, 2014, the Company’s accumulated deficit amounted to $140,712,000 and $134,010,000, respectively. The Company had working capital of $1,678,000 and $1,970,000 as of December 31, 2014 and March 31, 2014, respectively. The Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital to pursue its product development initiatives, penetrate markets for the sale of its products and continue as a going concern.

On January 20, 2015, the Company entered into an underwriting agreement with Maxim Group LLC with respect to the issuance and sale of an aggregate of 6,250,000 shares of common stock, par value $0.0001 per share, together with warrants to purchase an aggregate of 4,687,500 shares of common stock at an exercise price equal to $1.30 per share in an underwritten public offering. The public offering price for each share of common stock together with 0.75 of a warrant was $1.00. Pursuant to the underwriting agreement, the Company also granted Maxim Group LLC a 45-day option to purchase an additional 937,500 shares of common stock and/or 703,125 warrants to purchase an additional 703,125 shares of common stock to cover any over-allotments made by the underwriters in the sale and distribution of the shares and warrants. On January 21, 2015, Maxim Group LLC exercised the over-allotment option with respect to 703,125 warrants. The offering, including the partial exercise of the over-allotment option, closed on January 26, 2015. The gross proceeds from the sale of the shares of common stock and the warrants, including the partial exercise of the over-allotment option was $6,259,000, and net proceeds of $5,300,000 after deducting underwriting discounts and commissions and other offering expenses.

Management believes that the Company has access to additional capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means; however, the Company has not secured any commitment for new financing at this time, nor can it provide any assurance that other new financings will be available on commercially acceptable terms, if needed. If the Company is unable to secure additional capital, it may be required to curtail its research and development initiatives and take additional measures to reduce costs in order to conserve its cash. If the economic climate in the U.S. deteriorates, the Company’s ability to raise additional capital could be negatively impacted. If the Company is unable to secure additional capital, it may be required to curtail its research and development initiatives and take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations. These measures could cause significant delays in the Company’s efforts to commercialize its products, which is critical to the realization of its business plan and the future operations of the Company. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Note 3.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Significant estimates and assumptions include reserves and write-downs related to receivables and inventories, the recoverability of long-lived assets, the valuation allowance relating to the Company’s deferred tax assets, valuation of equity and derivative instruments, debt discounts, valuation of investments, and the estimated amortization periods of upfront product licensing fees received from customers. Periodically, the Company evaluates and adjusts estimates accordingly. The allowances for uncollectible accounts receivable balances amounted to $19,000 and $8,000, which are included in Accounts Receivable, net in the accompanying December 31, 2014 and March 31, 2014 condensed consolidated balance sheets, respectively.

Net Loss per Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic loss per share for the three and nine months ended December 31, 2014 and 2013 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	December 31,
	2014	2013
Options to purchase common stock	2,805,000	1,253,000
Warrants to purchase common stock	2,032,000	1,334,000
	4,837,000	2,587,000

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

Revenue Recognition and Accounts Receivable

The Company generates revenue from sales of its products to hospitals, medical centers, doctors, pharmacies, and distributors. The Company sells products directly to third parties and to distributors through various cancelable distribution agreements. The Company also entered into agreements to license its technology and products.

The Company also provides regulatory compliance testing and quality assurance services to medical device and pharmaceutical companies.

The Company records revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectability of the sale is reasonably assured.

The Company requires all product sales to be supported by evidence of a sale transaction that clearly indicates the selling price to the customer, shipping terms and payment terms. Evidence of an arrangement generally consists of a contract or purchase order approved by the customer. The Company has ongoing relationships with certain customers from which it customarily accepts orders by telephone in lieu of purchase orders.

The Company recognizes revenue at the time it receives confirmation that the goods were either tendered at their destination, when shipped “FOB destination,” or transferred to a shipping agent, when shipped “FOB shipping point.” Delivery to the customer is deemed to have occurred when the customer takes title to the product. Generally, title passes to the customer upon shipment, but could occur when the customer receives the product based on the terms of the agreement with the customer.

The selling prices of all goods are fixed, and agreed to with the customer, prior to shipment. Selling prices are generally based on established list prices. The Company does not customarily permit customers to return any products for monetary refunds or credit against completed or future sales. The Company may, from time to time, replace expired goods on a discretionary basis. The Company records these types of adjustments, when made, as a reduction of revenue. Sales adjustments were insignificant during the quarters ended December 31, 2014 and 2013 and the years ended March 31, 2014 and 2013.

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

Additionally, the Company defers recognition of revenue related to distributors that are unable to provide inventory or product sell-through reports on a timely basis, until payment is received. The Company believes the receipt of payment is the best indication of product sell-through.

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

Fair Value of Financial Assets and Liabilities

Financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments. The carrying amounts of long-term investments include the investment held in Ruthigen, Inc. (“Ruthigen”) and are carried at cost, net of other-than-temporary charges, which management believes approximates fair value. The fair value of capital lease obligations and equipment loans approximates their carrying amounts as a market rate of interest is attached to their repayment. The Company measures the fair value of financial assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. The Company uses three levels of inputs that may be used to measure fair value:

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Financial liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at December 31, 2014 Using
	Total December 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
Liabilities:
Derivative liabilities – warrants	$177,000	–	–	$177,000

	Fair Value Measurements at March 31, 2014 Using
	Total March 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
Liabilities:
Derivative liabilities – warrants	$3,175,000	–	–	$3,175,000

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

As of December 31, 2014, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

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

When circumstances indicate that an impairment may have occurred, the Company tests such assets for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of such assets and their eventual disposition to their carrying amounts. In estimating these future cash flows, assets and liabilities are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other such groups. If the undiscounted future cash flows are less than the carrying amount of the asset, an impairment loss, measured as the excess of the carrying value of the asset over its estimated fair value, will be recognized. The cash flow estimates used in such calculations are based on estimates and assumptions, using all available information that management believes is reasonable. During the three months ended December 31, 2014, the Company recorded an impairment loss on its investment in Ruthigen, Inc. (“Ruthigen”) as described below.

Long-Term Investments

The Company’s long-term investments consist of the 2,000,000 shares it owns in Ruthigen at December 31, 2014 and March 31, 2014. The Company has accounted for the 2,000,000 shares of common stock it owns in Ruthigen at cost in accordance with ASC 325-20 as a result of (a) the restrictions on voting the shares held as disclosed above, (b) the Company having no representation on the Ruthigen Board of Directors, (c) the Company’s inability to set policy at Ruthigen (d) the Company having no further commitments for funding the operations of Ruthigen and (e) the restrictions on transferability of the shares which extend beyond a one-year period.

On January 8, 2015, the Company entered into a Securities Purchase Agreement with two accredited investors, under which the Company agreed not to market, offer or sell its 2,000,000 shares of common stock it holds in Ruthigen, Inc. to any person other than the investors for a period of 60 calendar days from the date of the Securities Purchase Agreement and under which the investors irrevocably agree to purchase all of the Ruthigen shares upon the occurrence of a trigger event. The purchase price for the Ruthigen shares to be purchased by the investors shall be $2.75 per share, or an aggregate of $5,500,000 for all of the Ruthigen shares. Such triggering event is defined in the Securities Purchase Agreement as the closing of any merger or consolidation of Ruthigen with or into another company, corporation or similar entity or the merger or consolidation of another company, corporation, or assets of a corporation or company into Ruthigen, or in the case of any sale or conveyance to another corporation or the assets or other property of Ruthigen, for which Ruthigen enters into a definitive agreement. Such definitive agreement could be subject to or pending customary closing conditions, regulatory approvals and/or shareholder approval and still be considered definitive for purposes of the Securities Purchase Agreement. Ruthigen and Dawson James Securities, Inc., as the managing underwriter of the Ruthigen IPO, approved the transaction in accordance with the provisions of the Separation Agreement between Ruthigen and the Company, dated August 2, 2013, as amended, subject to certain conditions set forth in the Securities Purchase Agreement. As of February 12, 2015, no triggering event has occurred nor can there be any assurance that one will occur.

In connection with entering into the Securities Purchase Agreement to sell the Ruthigen shares at a fixed price of $2.75 per share, the Company has determined that the carrying value of the Ruthigen shares is impaired. As a result, during the three months ended December 31, 2014, the Company recorded an impairment loss in the amount of $4,650,000 which represents the difference between cost and aggregate purchase price.

Additionally, the Company agreed to pay Dawson James Securities, Inc. a finder’s fee in the amount of $200,000 upon the closing of the actual sale of the Ruthigen shares.

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

Note 4.	Condensed Consolidated Balance Sheets

Inventories, net

Inventories, net consist of the following:

	December 31,	March 31,
	2014	2014
Raw materials	$790,000	$743,000
Finished goods	561,000	345,000
	$1,351,000	$1,088,000

Note 5.	Derivative Liabilities

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

The derivative liabilities relating to the warrants with net-cash settlement provisions were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	Measurement Date	Warrants	Remaining Contract Term in Years	Exercise Price	Volatility	Risk-free Interest Rate	Fair Value
Warrant
Placement Agent Warrants	March 31, 2014	16,500	2.09	$5.00	128%	0.44%	$37,000
Investor - Series A Warrants	March 31, 2014	1,000	1.41	$3.00	128%	0.44%	1,000
Investor - Series B Warrants	March 31, 2014	1,400,000	1.41	$3.63	128%	0.44%	2,958,000
Placement Agent Warrants	March 31, 2014	69,037	2.09	$3.00	128%	0.44%	179,000
							$3,175,000
Warrant
Placement Agent Warrants	September 30, 2014	16,500	1.59	$5.00	100%	0.58%	$11,000
Investor - Series A Warrants	September 30, 2014	1,000	0.90	$3.00	100%	0.13%	1,000
Investor - Series B Warrants	September 30, 2014	1,400,000	0.90	$3.63	100%	0.13%	777,000
Placement Agent Warrants	September 30, 2014	69,037	1.59	$3.00	100%	0.58%	67,000
							$856,000
Warrant
Placement Agent Warrants	December 31, 2014	16,500	1.34	$5.00	100%	0.13%	$3,000
Investor - Series A Warrants	December 31, 2014	1,000	0.65	$3.00	100%	0.13%	–
Investor - Series B Warrants	December 31, 2014	1,400,000	0.65	$3.63	100%	0.13%	150,000
Placement Agent Warrants	December 31, 2014	69,037	1.34	$3.00	100%	0.13%	24,000
							$177,000

The following table sets forth a summary of the changes in the fair value of the Level 3 financial liabilities that are measured at fair value on a recurring basis:

Derivative liabilities	Three Months Ended December 31, 2014	Nine Months Ended December 31, 2014
Beginning fair value	$856,000	$3,175,000
Gain due to change in fair value of derivative liabilities	(679,000)	(2,998,000)
Ending fair value	$177,000	$177,000

Note 6.	Commitments and Contingencies

Legal Matters

The Company, on occasion, may be involved in legal matters arising in the ordinary course of business including matters involving proprietary technology. While management believes that such matters are currently insignificant, matters arising in the ordinary course of business for which the Company is or could become involved in litigation may have a material adverse effect on its business, financial condition of comprehensive loss.

On November 13, 2014, the Company received a letter from Exeltis USA Dermatology, Inc. formerly known as Quinnova Pharmaceuticals, Inc., a significant customer of the Company, and herein referred to as “Quinnova”, claiming that the Company is in breach of its Exclusive Sales and Distribution Agreement with Quinnova.  Specifically, Quinnova has claimed that the marketing and selling of its Alevicyn gel product violates the terms of the Exclusive Sales and Distribution Agreement and has demanded the Company cease and desist from any further marketing or sales. The Company believes that the marketing and selling of its Alevicyn gel is not in violation of the Exclusive Sales and Distribution Agreement and that the claims made by Quinnova are without merit. The Company intends to defend this matter vigorously and does not believe an accrual for a potential loss relating to this matter is necessary at this time. While the Company believes this claim is without merit, there can be no assurances provided that the outcome of this matter will be favorable to the Company or will not have a negative impact on its consolidated financial position or results from operations.

Employment Agreements

As of December 31, 2014, the Company had employment agreements in place with four of its key executives. The agreements provide, among other things, for the payment of nine to twenty-four months of severance compensation for terminations under certain circumstances. With respect to these agreements, at December 31, 2014, potential severance amounted to $1,130,000 and aggregated annual salaries amounted to $935,000.

Commercial Agreements

Pursuant to a commercial agreement with Vetericyn, Inc., dated January 26, 2009, as amended, the Company provided Vetericyn with bulk product and Vetericyn bottled, packaged, and sold Microcyn®-based animal healthcare products branded as Vetericyn®. The Company received a fixed amount for each bottle of Vetericyn® sold by Vetericyn. Pursuant to an agreement with Innovacyn, Inc., dated September 15, 2009, as amended, the Company granted Innovacyn the exclusive right to market and sell certain of the Company’s Microcyn® over-the-counter liquid and gel products.

Additionally, on July 1, 2011, Vetericyn, Inc. and Innovacyn, Inc. began to share profits with the Company related to the Vetericyn® and Microcyn® over-the-counter sales with Vetericyn, Inc. and Innovacyn, Inc. During the three months ended December 31, 2014 and 2013, the Company recorded revenue related to these agreements in the amounts of $122,000 and $652,000, respectively. During the nine months ended December 31, 2014 and 2013, the Company recorded revenue related to these agreements in the amounts of $1,110,000 and $2,682,000, respectively. The revenue is recorded in product revenues in the accompanying condensed consolidated statements of comprehensive loss. At December 31, 2014 and March 31, 2014, the Company had outstanding accounts receivable of $28,000 and $220,000, respectively, related to Innovacyn, Inc.

In April of 2014, Innovacyn, Inc. notified the Company that over the next twelve months Innovacyn, Inc. would transition to a new supplier for its animal care products. Because of Innovacyn’s failure to perform under the arrangements, the Company terminated the agreements on December 15, 2014. The Company is actively seeking new distribution channels and new animal healthcare partners. The Company has identified two potential partners and is working on negotiating agreements. The Company can give no assurances that these potential partners will be able to agree on acceptable terms. Even if the Company is able to finalize agreements with these potential partners, these partnerships may not replace revenues to the same levels as the Company derived from Innovacyn. The Company’s animal healthcare revenues have been adversely impacted and will continue to be until a new animal healthcare partner is secured. If the Company is unable to locate new distribution channels or a new animal healthcare partner, the Company’s results of operations and financial condition may be adversely affected. The Company’s animal health care revenues for the three and nine months ended December 31, 2014 declined as a result of this transition.

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

Additionally, on August 9, 2012, the Company, along with Manufacturer, entered into an exclusive distribution and supply agreement with More Pharma (the “Distribution Agreement”). For a one-time payment of $1,500,000, the Company granted More Pharma the exclusive ability to market and sell certain of its pharmaceutical products for human application that utilize the Company’s Microcyn® Technology. The Company also appointed More Pharma as its exclusive distributor, with the right to execute sub-distribution agreements, under certain conditions, and with the Company’s consent, within a number of Central and South American countries.

The Company will recognize the $5,100,000 related to the License Agreement and the Distribution Agreement as revenue on a straight line basis consistent with the Company’s historical experience with contracts having similar terms, which is typically over three to five years of the contract. Additionally, the Company capitalized $214,000 of its transaction costs related to the License Agreement and the Distribution Agreement, which will be amortized by the Company as expense on a straight line basis consistent with the related revenue recognition practices. During the three and nine months ended December 31, 2014 and 2013, the Company recognized $28,000 and $48,000, respectively, in each period, as expense related to the transaction costs of the transaction. During each of the three months ended December 31, 2014 and 2013, the Company recognized $378,000 and $379,000, respectively, related to the amortization of the upfront fees received in the transaction. During each of the nine months ended December 31, 2014 and 2013, the Company recognized $1,130,000 and $1,131,000, respectively, related to the amortization of the upfront fees received in the transaction. The Company recognizes product sales on a sell-through basis as More Pharma sells products through to its customers. At December 31, 2014 and March 31, 2014, the Company had outstanding accounts receivable of $609,000 and $790,000 due from More Pharma, respectively.

On January 6, 2015, the Company was notified that More Pharma had been acquired by Laboratorios Sanfer S.A. de C.V (“Sanfer”). Sanfer is one of the largest independent pharmaceutical companies in Mexico, operating in nine countries across Latin America. Sanfer manufactures, markets and sells prescription and over the counter branded medications across five therapeutic areas including gastroenterology, cardiology, anti-infective and dermatology. All terms and conditions of the License Agreement and Distribution Agreement will transfer to Sanfer and will remain in effect. The Company can make no assurance as to the timing or impact the acquisition will have on the Company’s operating results.

Note 7.	Stockholders’ Equity

Authorized Capital

On December 4, 2014, the Company held a special meeting of stockholders, which approved an amendment to the Company’s Restated Certificate of Incorporation, as amended, increasing the number of authorized common stock, $0.0001 par value per share, from 14,285,715 shares to a total of 30,000,000 shares. The total number of preferred shares authorized was not increased and remains at 714,286 authorized shares.

Registered Direct Sale of Common Stock

On April 2, 2014, the Company entered into an At-the-Market Issuance Sales Agreement with MLV & Co. LLC (“MLV”) under which the Company may issue and sell shares of common stock having an aggregate offering price of up to $9,159,000 from time to time with MLV acting as the Company’s sales agent. The Company will pay MLV a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through MLV as agent under the Sales Agreement. During the three months ended December 31, 2014, the Company sold 75,278 shares of common stock under this agreement which resulted in gross proceeds of $159,000 and net proceeds of $127,000 (after deducting commissions, legal and accounting costs). During the nine months ended December 31, 2014, the Company sold 467,934 shares of common stock under this agreement which resulted in gross proceeds of $1,443,000 and net proceeds of $1,341,000 (after deducting commissions, legal and accounting costs).

Common Stock Issued to Settle Fees for Services Provided

On April 24, 2009, the Company entered into an agreement with Advocos LLC, a contract sales organization that serves as part of the Company’s sales force, for the sale of the Company’s tissue care products in the United States. Pursuant to the agreement, the Company agreed to pay the contract sales organization a monthly fee and commissions in return for providing a direct salesforce and management of the salesforce. The Company agreed to issue the contract sales organization cash and or shares of common stock as compensation for its services. On September 30, 2014, the Company issued 32,501 shares of common stock valued at $76,000 in connection with this agreement to settle outstanding fees of which $14,000 was outstanding at March 31, 2014. The Company has determined that the fair value of the common stock, which was calculated when the shares were issued, was more readily determinable than the fair value of the services rendered. Accordingly, the Company recorded the fair value of the stock as expense. During the nine months ended December 31, 2014, the Company recorded $62,000 of expense settled with common stock. The expense was recorded as selling, general and administrative expense in the accompanying condensed consolidated statements of comprehensive loss.

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

The Company believes that the fair value of the stock options issued to non-employees is more reliably measurable than the fair value of the services received. The stock-based compensation expense will fluctuate as the fair market value of the common stock fluctuates. In connection with stock options granted to non-employees, the Company recorded $28,000 and $121,000 of stock-based compensation expense in the three and nine months ended December 31, 2014, respectively. These amounts are included in the stock compensation table below.

The expected term of stock options represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by the Securities and Exchange Commission's Staff Accounting Bulletin No. 110 for “plain vanilla” options. The expected stock price volatility for the Company’s stock options was determined by using an average of the historical share price volatilities of the Company and its industry peers. The Company will continue to analyze the stock price volatility and expected term assumptions as more data for the Company’s common stock and exercise patterns become available. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. Compensation expense includes the impact of an estimate for forfeitures for all stock options. The Company estimates forfeitures based on historical experience and reduces compensation expense accordingly. The estimated forfeiture rates used during the three months ended December 31, 2014 ranged from 0.21% to 0.37%.

Stock-based compensation expense is as follows:

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,
	2014	2013	2014	2013
Cost of revenue	$58,000	$29,000	$180,000	$84,000
Research and development	82,000	45,000	260,000	122,000
Selling, general and administrative	307,000	217,000	914,000	566,000
Total stock-based compensation	$447,000	$291,000	$1,354,000	$772,000

At December 31, 2014, there were unrecognized compensation costs of $3,273,000 related to stock options which is expected to be recognized over a weighted-average amortization period of 2.11 years.

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options.

The Company did not capitalize any cost associated with stock-based compensation.

The fair value of the stock options granted was calculated using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Expected life	5.18 years	5.10 years	8.10 years	5.83 years
Risk-free interest rate	1.64%	1.75%	1.97%	1.44%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Volatility	89%	82%	93%	85%
Fair value of options granted	$1.32	$2.16	$2.21	$2.11

A summary of all option activity as of December 31, 2014 and changes during the nine months then ended is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at April 1, 2014	2,536,000	$7.78
Options granted	296,000	2.61
Options exercised	–	–
Options forfeited or expired	(27,000)	20.88
Outstanding at December 31, 2014	2,805,000	$7.11	8.02	$$1,000
Exercisable at December 31, 2014	1,375,000	$10.59	6.81	$$1,000
Options available for grant as of December 31, 2014	1,528,000

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock ($1.43) for stock options.

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

As a result of certain realization requirements of Accounting Standards Codification Topic 718, the Company’s deferred tax assets and liabilities do not include certain deferred tax assets at December 31, 2014 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting purposes.  Equity will be increased by approximately $533,000 if and when such deferred tax assets are ultimately realized.

Note 10.	Segment and Geographic Information

The Company generates product revenues from wound care products that are sold into the human and animal healthcare markets, and the Company generates service revenues from laboratory testing services, which are provided to medical device manufacturers.

The Company operates a single segment business for product sales, which consists of three geographical sales territories as follows (in thousands):

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,
	2014	2013	2014	2013
U.S.	$820,000	$1,331,000	$2,826,000	$4,552,000
Mexico	1,459,000	1,237,000	4,470,000	4,013,000
Europe and Rest of World	750,000	511,000	1,976,000	1,521,000
	$3,029,000	$3,079,000	$9,272,000	$10,086,000

For the three months ended December 31, 2014 and 2013, the Company received licensing revenues of $378,000 and $629,000, respectively. Such revenues are included in the Company’s calculation of product revenues and are reflected in the table above under the respective geographic region where such licensing revenues were earned. For the nine months ended December 31, 2014 and 2013, the Company received licensing revenues of $1,130,000 and $1,459,000, respectively. Such revenues are included in the Company’s calculation of product revenues and are reflected in the table above under the respective geographic region where such licensing revenues were earned.

The Company’s service revenues amounted to $189,000 and $214,000 for the three months ended December 31, 2014 and 2013, respectively, and the Company’s service revenues amounted to $602,000 and $668,000 for the nine months ended December 31, 2014 and 2013, respectively.

Note 11.	Significant Customer Concentrations

For the three months ended December 31, 2014, one customer represented 45% of net revenue and one customer represented 11% of net revenue. For the three months ended December 31, 2013, one customer represented 38%, one customer represented 20%, and one customer represented 14% of net revenue.

For the nine months ended December 31, 2014, one customer represented 45% of net revenue. For the nine months ended December 31, 2013, one customer represented 37%, one customer represented 25%, and one customer represented 10% of net revenue.

At December 31, 2014, one customer represented 37%, and one customer represented 15% of the net accounts receivable balance. At March 31, 2014, one customer represented 44%, one customer represented 15%, and one customer represented 12% of the net accounts receivable balance.

Note 12.	Subsequent Events

Underwritten Stock Offering

On January 20, 2015, the Company entered into an underwriting agreement with Maxim Group LLC with respect to the issuance and sale of an aggregate of 6,250,000 shares of common stock, par value $0.0001 per share, together with warrants to purchase an aggregate of 4,687,500 shares of common stock at an exercise price equal to $1.30 per share in an underwritten public offering. The public offering price for each share of common stock together with 0.75 of a warrant was $1.00. Pursuant to the underwriting agreement, the Company also granted Maxim Group LLC a 45-day option to purchase an additional 937,500 shares of common stock and/or 703,125 warrants to purchase an additional 703,125 shares of common stock to cover any over-allotments made by the underwriters in the sale and distribution of the shares and warrants. On January 21, 2015, Maxim Group LLC exercised the over-allotment option with respect to 703,125 warrants. The offering, including the partial exercise of the over-allotment option, closed on January 26, 2015.

Pursuant to the underwriting agreement, the Company agreed to pay the underwriters a cash fee equal to 8% of the aggregate gross proceeds raised in this offering. The Company also agreed to issue to the underwriters, Maxim Group LLC and Dawson James Securities, Inc., or their respective designees, warrants, or the Representative’s Warrants, to purchase up to a total of 359,375 shares of common stock (5% of the shares of common stock sold including the over allotment option) at an initial exercise price of $1.10 per share of common stock. The warrants and the Representative’s Warrants have a term of five years. Pursuant to customary FINRA rules, the Representative’s Warrants are subject to a 180-day lock-up pursuant to which the representative will not sell, transfer, assign, pledge, or hypothecate these warrants or the securities underlying these warrants, nor will it engage in any hedging, short sale, derivative, put, or call transaction that would result in the effective economic disposition of the warrants or the underlying securities for a period of 180 days from the date of the prospectus relating to the offering. The Company has also registered the shares underlying the warrants and the Representative’s Warrant. The Company also agreed to pay Maxim Group LLC a non-accountable expense allowance relating to the offering, including without limitation the reasonable fees, disbursements and other charges of the underwriters’ counsel, up to $100,000, and non-legal expense reimbursements up to $25,000.

The gross proceeds from the sale of the shares of common stock and the warrants, including the partial exercise of the over-allotment option was $6,259,000, and net proceeds of $5,300,000 after deducting underwriting discounts and commissions and other offering expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as of December 31, 2014 and our audited consolidated financial statements for the year ended March 31, 2014 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 30, 2014.

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

Our key proprietary technology, Microcyn®, is based on electrically charged oxychlorine small molecules designed to target a wide range of pathogens that cause disease. These pathogens include viruses, fungi, spores and bacteria, including antibiotic-resistant strains such as methicillin-resistant  Staphylococcus aureus , or MRSA, and vancomycin-resistant  Enterococcus,  or VRE, as well as  Clostridium difficile,  or C. diff, a highly contagious bacteria spread by human contact. Several Microcyn® Technology advanced tissue care products are designed to treat infections and enhance healing while reducing the need for antibiotics.

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

Outside of the United Sates, we sell our products for dermatological and advanced tissue care with a European Conformity marking (known as Conformité Européenne or CE) covering ten of our products, 14 approvals from the Mexican Ministry of Health, and various approvals in China, Southeast Asia, and the Middle East.

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

Comparison of the Three Months Ended December 31, 2014 and 2013

Revenues

Total revenues were $3,218,000 for the three months ended December 31, 2014, as compared to $3,293,000 in the quarter ended December 31, 2013. Product revenues were down 2% from the same period last year, with a decrease in the United States which was offset by increases in revenue in Europe, Mexico, Middle East and India.

Total product revenues in the United States were $820,000 for the three months ended December 31, 2014, as compared to $1,331,000 in the quarter ended December 31, 2013. Product revenues were down 38% from the same period last year, primarily related to lower sales in animal health care and dermatology, partially offset by increased sales of wound tissue products sold by our direct salesforce. During the quarter ended December 31, 2014, we hired a direct sales force focused on dermatology and have launched three new dermatology products. We recorded animal health care revenue in the amounts of $122,000 and $652,000, for the three months ended December 31, 2014 and 2013, respectively, from our former animal health care partner. The decrease in revenue was caused by a reduction in the unit volume related to our transition to a new animal health care partner. We expect revenues related to animal health care to be flat compared to our results this quarter. We are actively seeking new animal health care partners and in the event we enter into one or more new agreements we expect our animal health care revenues to grow once we transition to new distribution channels or a new animal health care partner.

Revenue in Mexico for the three months ended December 31, 2014 increased $222,000, or 18%, when compared to the same period in the prior year with an increase of 32% in product revenue when adjusted to constant currency. The increases were due to strong growth in sales of hydrogel and 120ml liquid products. Additionally, for the three months ended December 31, 2014 and 2013, $378,000 and $379,000, respectively, was recognized related to the amortization of upfront license fees paid by More Pharma.

Revenue in Europe and the Rest of the World for the three months ended December 31, 2014 increased $239,000, or 47%, as compared to the same period in the prior year, with increases in Europe, Middle East and India, partly offset by a slight decrease in Singapore. The increase in Europe is largely the result of multiple new advanced tissue care product line extensions including a gel product, as well as the addition of new European distributors. The sales increase in the Middle East relates to the timing of periodic orders.

The following table shows our product revenues combined with our license revenues by geographic region:

	Three Months Ended December 31,
	2014	2013	$ Change	% Change
United States	$820,000	$1,331,000	$(511,000)	(38)%
Mexico	1,459,000	1,237,000	222,000	18%
Europe and Rest of the World	750,000	511,000	239,000	47%
Total	$3,029,000	$3,079,000	$(50,000)	(2)%

Licensing revenues were $378,000 and $629,000 for the three months ended December 31, 2014 and 2013, respectively. These amounts are reflected in the table above under the respective geographic region.

Service revenues were $189,000 and $214,000 for the three months ended December 31, 2014 and 2013, respectively, due to a decrease in the number of tests provided by our services business.

Gross Profit

We reported gross profit related to our products of $1,612,000 or 53% of product revenues, during the three months ended December 31, 2014, compared to a gross profit of $2,056,000, or 67% of product revenues, for the same period in the prior year. Licensing revenues are included in our calculation of product revenues and gross profit for the quarters ended December 31, 2014 and 2013. Gross margins declined primarily as a result of the decline in U.S. sales related to our higher margin dermatology and animal health care products.

Research and Development Expense

Research and development expenses of $367,000 for the three months ended December 31, 2014, decreased $408,000, or 53%, when compared to the same period in the prior year. The decrease is largely due to $395,000 related to expenses incurred during the three months ended December 31, 2013 by our formerly wholly-owned subsidiary Ruthigen, partially offset by an increase of $37,000 incurred during the three months ended December 31, 2014 related to stock compensation expense.

We expect our Research and Development expenses will decrease over the next quarter, as most of the research and development expenses in the prior fiscal year were incurred in connection with Ruthigen.

Selling, General and Administrative Expense

Selling, general and administrative expense of $3,238,000 for the three months ended December 31, 2014, increased $358,000, or 12%, when compared to $2,880,000 for the same period in the prior year. The increase for the three months ended December 31, 2014 was primarily due to higher sales and marketing expenses in the United States, as we added a direct sales force in dermatology, partially offset by a decrease of $263,000 related to expenses incurred by our formerly wholly-owned subsidiary Ruthigen in the prior period.

We expect selling, general and administrative expenses to increase over the next several periods, as we intend to increase our direct sales force.

Interest Expense and Interest Income

Interest expense decreased $618,000 for the three months ended December 31, 2014, when compared to the same period in the prior year. The decrease for the three months ended December 31, 2014 was related to decreases of $569,000 of non-cash interest expense and $49,000 of cash interest expense incurred, when compared to the same period in the prior year. The cash and non-cash interest during the three months ended December 31, 2013 was primarily related to borrowings from Venture Lending & Leasing V, Inc. and Venture Lending & Leasing VI, Inc. (collectively “VLL”). As of December 16, 2013, the outstanding debt and all interest payments due to VLL were settled in full. Interest income for the three months ended December 31, 2014 showed no material change as compared to the same period in the prior year.

Other Income, Net

Other expense, net decreased $19,000, to other income, net of $5,000, for the three months ended December 31, 2014, when compared to the same period in the prior year. The decrease in other expense, net for the three months ended December 31, 2014 was primarily related to foreign exchange gains and losses.

Gain due to Change in Fair Value of Derivative Liabilities

In connection with our December 9, 2013 and February 26, 2014 registered direct offerings we issued a series of common stock purchase warrants, which contain cash settlement provisions. During the three months ended December 31, 2014, we recorded an unrealized gain due to the decrease in the fair value of our derivative liabilities of $679,000, primarily due to a decrease in our common stock price.

Net Loss

Net loss for the three months ended December 31, 2014 was $5,914,000, an increase of $5,303,000, as compared to net loss of $611,000 for the same period in the prior year. The increase is primarily due to an impairment loss recorded in the three months ended December 31, 2014 in the amount of $4,650,000 related to our investment in Ruthigen.

Comparison of Nine Months Ended December 31, 2014 and 2013

Revenues

Total revenues were $9,874,000 for the nine months ended December 31, 2014, as compared to $10,754,000 for the nine months ended December 31, 2013. Product revenues were down 8% from the same period last year, with decreases in the United States and China, which were partially offset by increases in Europe, Mexico, Middle East and Singapore.

Total product revenues in the United States were $2,826,000 for the nine months ended December 31, 2014, as compared to $4,552,000 in the nine months ended December 31, 2013. Product revenues were down 38% from the same period last year with lower sales in animal health care and dermatology, partially offset by increased sales of wound tissue products sold by our direct salesforce. During the three months ended December 31, 2014, we hired a direct sales force focused on dermatology and launched three new dermatology products. We recorded animal health care revenue in the amounts of $1,110,000 and $2,682,000, for the nine months ended December 31, 2014 and 2013, respectively, from our former health care partner. The decrease in revenue was caused by a reduction in the unit volume related to transition to a new animal health care partner. We expect revenues related to animal health care to be flat compared to our results this quarter. We are actively seeking new animal health care partners and in the event we enter into one or more new agreements we expect our animal health care revenues to grow once we transition to new distribution channels or a new animal health care partner.

Revenue in Mexico for the nine months ended December 31, 2014 increased $457,000, or 11%, when compared to the same period in the prior year with an increase of 20% in product revenue when adjusted to constant currency. The increases are due to strong growth in sales of 120ml liquid products. Additionally, for the nine months ended December 31, 2014 and 2013, $1,130,000 and $1,131,000, respectively, was recognized related to the amortization of upfront license fees paid by More Pharma.

Revenue in Europe and the Rest of the World for the nine months ended December 31, 2014 increased $455,000, or 30%, as compared to the same period in the prior year, with increases in Europe, Middle East, Singapore and India, partially offset by a sales decrease in China. The increase in Europe is primarily the result of multiple new advanced wound tissue product line extensions including a gel product, as well as the addition of new European distributors.

The following table shows our product revenues combined with our license revenues by geographic region:

	Nine Months Ended December 31,
	2014	2013	$ Change	% Change
United States	$2,826,000	$4,552,000	$(1,726,000)	(38)%
Mexico	4,470,000	4,013,000	457,000	11%
Europe and Rest of the World	1,976,000	1,521,000	455,000	30%
Total	$9,272,000	$10,086,000	$(814,000)	(8)%

Licensing revenues were $1,130,000 and $1,459,000 for the nine months ended December 31, 2014 and 2013, respectively. These amounts are reflected in the table above under the respective geographic region.

Service revenues were $602,000 and $668,000 for the nine months ended December 31, 2014 and 2013, respectively, due to a decrease in the number of tests provided by our services business.

Gross Profit

We reported gross profit related to our products of $5,165,000 or 56% of product revenues, during the nine months ended December 31, 2014, compared to a gross profit of $6,839,000, or 68% of product revenues, for the same period in the prior year. Licensing revenues are included in our calculation of product revenues and gross profit for the nine months ended December 31, 2014 and 2013. Gross margins declined as a result of the decline in U.S. sales related to our higher margin and animal health care dermatology products.

Research and Development Expense

Research and development expense of $1,159,000 for the nine months ended December 31, 2014, decreased $1,006,000, or 46%, when compared to the same period in the prior year. The decrease is largely due to $1,065,000 related to expenses incurred during the nine months ended December 31, 2013 by our formerly wholly-owned subsidiary Ruthigen, partially offset by an increase of $138,000 incurred during the nine months ended December 31, 2014 related to stock compensation expense.

We expect our Research and Development expenses will decrease over the next quarter, as most of the research and development expenses in the last fiscal year were incurred in connection with Ruthigen.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $350,000, to $9,142,000 for the nine months ended December 31, 2014, compared to $8,792,000 for the same period in the prior year. The increase for the nine months ended December 31, 2014 was primarily due to higher sales and marketing expenses in the United States, Mexico and Europe, as we launched some additional dermatology and wound tissue products, partially offset by a decrease of $1,064,000 related to expenses incurred by our formerly wholly-owned subsidiary Ruthigen in the prior period.

We expect selling, general and administrative expenses to increase over the next several periods, as we intend to increase our direct sales force.

Interest Expense and Interest Income

Interest expense decreased $1,052,000 to $4,000 for the nine months ended December 31, 2014, when compared to the same period in the prior year. The decrease for the nine months ended December 31, 2014 was related to decreases of $863,000 of non-cash interest expense and $189,000 of cash interest expense incurred, when compared to the same period in the prior year. The cash and non-cash interest during the nine months ended December 31, 2013 was primarily related to borrowings from Venture Lending & Leasing V, Inc. and Venture Lending & Leasing VI, Inc. (collectively “VLL”). As of December 16, 2013, the outstanding debt and all interest payments due to VLL were settled in full. Interest income for the nine months ended December 31, 2014 showed no material change as compared to the same period in the prior year.

Other Expense, Net

Other expense, net of $40,000, for the nine months ended December 31, 2014, decreased $41,000, when compared to the same period in the prior year. The decrease in other expense, net for the nine months ended December 31, 2014 was primarily related to foreign exchange gains and losses and tax expenses.

Gain due to Change in Fair Value of Derivative Liabilities

In connection with our December 9, 2013 and February 26, 2014 registered direct offerings we issued a series of common stock purchase warrants, which contain cash settlement provisions. During the nine months ended December 31, 2014, we recorded a decrease in the fair value of our derivative liabilities of $2,998,000, primarily due to a decrease in our common stock price.

Net Loss

Net loss for the nine months ended December 31, 2014 was $6,702,000, an increase of $2,980,000, as compared to net loss of $3,722,000 for the same period in the prior year. The increase is primarily due to an impairment loss recorded in the three months ended December 31, 2014 in the amount of $4,650,000 related to our investment in Ruthigen, offset by $2,998,000 gain due to a change in fair value of our derivative liabilities.

Long-Term Investment

As of December 31, 2014, we continue to hold 2,000,000 shares of common stock of our former wholly-owned subsidiary, Ruthigen, Inc. In connection with entering into the Securities Purchase Agreement on January 8, 2015, to sell the Ruthigen shares at a fixed price of $2.75 per share, we determined that the carrying value of the Ruthigen shares is impaired. As a result, during the three months ended December 31, 2014, we recorded an impairment loss in the amount of $4,650,000 which represents the difference between cost and aggregate purchase price. We will continue to monitor our investment for potential impairment in future periods, and may determine that partial or full impairment may be necessary.

Liquidity and Capital Resources

We incurred a net loss of $6,702,000 for the nine months ended December 31, 2014. At December 31, 2014 and March 31, 2014, our accumulated deficit amounted to $140,712,000 and $134,010,000, respectively. At December 31, 2014 and March 31, 2014, our working capital amounted to $1,678,000 and $1,970,000, respectively.

On January 20, 2015, we entered into an underwriting agreement with Maxim Group LLC with respect to the issuance and sale of an aggregate of 6,250,000 shares of common stock, par value $0.0001 per share, together with warrants to purchase an aggregate of 4,687,500 shares of common stock at an exercise price equal to $1.30 per share in an underwritten public offering. The public offering price for each share of common stock together with 0.75 of a warrant was $1.00. Pursuant to the underwriting agreement, we also granted Maxim Group LLC a 45-day option to purchase an additional 937,500 shares of common stock and/or 703,125 warrants to purchase an additional 703,125 shares of common stock to cover any over-allotments made by the underwriters in the sale and distribution of the shares and warrants. On January 21, 2015, Maxim Group LLC exercised the over-allotment option with respect to 703,125 warrants. The offering, including the partial exercise of the over-allotment option, closed on January 26, 2015. The gross proceeds from the sale of the shares of common stock and the warrants, including the partial exercise of the over-allotment option was $6,259,000, and net proceeds of $5,300,000 after deducting underwriting discounts and commissions and other offering expenses.

In the future, we may raise additional capital from external sources in order to continue the longer term efforts contemplated under our business plan. We expect to continue incurring losses for the foreseeable future and may need to raise additional capital to pursue our product development initiatives, to penetrate markets for the sale of our products and continue as a going concern. We cannot provide any assurance that we will raise additional capital. Management believes that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means; however, we have not secured any commitment for new financing at this time nor can we provide any assurance that new financing will be available on commercially acceptable terms, if at all. If the economic climate in the U.S. deteriorates, our ability to raise additional capital could be negatively impacted. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet our obligations. These measures could cause significant delays in our efforts to commercialize our products, which is critical to the realization of our business plan and our future operations. These matters raise substantial doubt about our ability to continue as a going concern.

Sources of Liquidity

As of December 31, 2014, we had cash and cash equivalents of $2,240,000. Since our inception, substantially all of our operations have been financed through sales of equity securities. Other sources of financing that we have used to date include our revenues, as well as various loans.

Since January 1, 2013, substantially all of our operations have been financed through the following transactions:

•	proceeds of $1,361,000 received from the exercise of common stock purchase warrants and options;
•	net proceeds of $3,052,000 received from an underwritten offering on March 12, 2013;
•	net proceeds of $2,002,000 received from a registered direct offering on December 9, 2013;
•	net proceeds of $1,187,000 received from a registered direct offering on February 26, 2014;
•	net proceeds of $1,341,000 received from an At-the-Market Issuance of common stock as of December 31, 2014; and
•	net proceeds of $5,300,000 received from an underwritten offering on January 26, 2015.

Material Trends and Uncertainties

In April 2014, Innovacyn, Inc., one of our customers, notified us that over the next 12 months, Innovacyn intends to transition to a new supplier of product which is currently supplied by us both for animal healthcare and OTC wound care. Because of Innovacyn’s failure to perform under the arrangements, the Company terminated the agreements on December 15, 2014. We are actively seeking new distribution channels and locating new animal healthcare partners. We have identified two potential partners and are working on negotiating agreements. We can give no assurances that we and these potential partners will be able to agree on terms acceptable to us, if at all. Even if we are able to finalize agreements with these potential partners, these partnerships may not replace our revenues to the same levels as we had with Innovacyn. Our animal health revenues have been adversely impacted and will continue to be until we have secured a new animal health partner. If we are unable to locate new distribution channels or a new animal healthcare partner, our results of operations and financial condition may be adversely affected.

On November 13, 2014, we received a letter from Exeltis USA Dermatology, Inc. formerly known as Quinnova Pharmaceuticals, Inc., a significant customer of ours, claiming that we are in breach of our Exclusive Sales and Distribution Agreement with Quinnova.  Specifically, Quinnova has claimed that the marketing and selling of our Alevicyn gel product violates the terms of the Exclusive Sales and Distribution Agreement and has demanded we cease and desist from any further marketing or sales. We believe that the marketing and selling of our Alevicyn gel is not in violation of the Exclusive Sales and Distribution Agreement and that the claims made by Quinnova are without merit. We intend to defend this matter vigorously and do not believe an accrual for a potential loss relating to this matter is necessary at this time. While we believe this claim is without merit, there can be no assurances provided by us that the outcome of this matter will be favorable to us or will not have a negative impact on our consolidated financial position or results from operations.

On January 8, 2015, we entered into a Securities Purchase Agreement with two accredited investors, under which we agreed not to market, offer or sell our 2,000,000 shares of common stock we hold in Ruthigen, Inc. to any person other than the investors for a period of 60 calendar days from the date of the Securities Purchase Agreement and under which the investors irrevocably agree to purchase all of the Ruthigen shares upon the occurrence of a trigger event. The purchase price for the Ruthigen shares to be purchased by the investors shall be $2.75 per share, or an aggregate of $5,500,000 for all of the Ruthigen shares. Such triggering event is defined in the Securities Purchase Agreement as the closing of any merger or consolidation of Ruthigen with or into another company, corporation or similar entity or the merger or consolidation of another company, corporation, or assets of a corporation or company into Ruthigen, or in the case of any sale or conveyance to another corporation or the assets or other property of Ruthigen, for which Ruthigen enters into a definitive agreement. Such definitive agreement could be subject to or pending customary closing conditions, regulatory approvals and/or shareholder approval and still be considered definitive for purposes of the Securities Purchase Agreement. Ruthigen and Dawson James Securities, Inc., as the managing underwriter of the Ruthigen IPO, approved the transaction in accordance with the provisions of the Separation Agreement between Ruthigen and us, dated August 2, 2013, as amended, subject to certain conditions set forth in the Securities Purchase Agreement. As of February 12, 2015, no triggering event has occurred nor can there be any assurance that one will occur.

Cash Flows

As of December 31 2014, we had cash and cash equivalents of $2,240,000, compared to $5,480,000 as of March 31, 2014.

Net cash used in operating activities during the nine months ended December 31, 2014 was $4,064,000, primarily due to our net loss of $6,702,000 for the period which was offset by a $2,998,000 non-cash gain due to a change in fair value of our derivative liabilities and a decrease in deferred revenue of $1,130,000 resulting from the amortization of the upfront fee paid by More Pharma. Additionally, we had $1,354,000 of stock-based compensation expenses, a $4,650,000 loss related to the impairment of our Ruthigen investment, and we received $537,000 from our affiliate and formerly wholly-owned subsidiary Ruthigen, pursuant to our agreement that required Ruthigen to reimburse us for certain expenses we paid on its behalf.

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

Net cash used in investing activities was $40,000 for the nine months ended December 31, 2014, primarily related to a decrease in our long-term deposits of $41,000 offset by $81,000 related to purchases of equipment.

Net cash used in investing activities was $428,000 for the nine months ended December 31, 2013, primarily due to $470,000 related to equipment purchases.

Net cash provided by financing activities was $950,000 for the nine months ended December 31, 2014 and was primarily related to $1,341,000 of net proceeds received from At-the-Market Issuances of common stock which was offset by principal payments on debt in the amount of $141,000 and $250,000 of deferred offering costs related to the January 26, 2015 common stock offering.

Net cash used in financing activities was $605,000 for the nine months ended December 31, 2013, consisting of net proceeds received from our December 2013 registered direct offering offset by principal payments on debt in the amount of $1,524,000 and $1,116,000 of deferred offering costs related to the intended initial public offering of our subsidiary, Ruthigen, Inc.

Operating Capital and Capital Expenditure Requirements

We incurred a net loss of $6,702,000 for the nine months ended December, 31, 2014. At December 31, 2014 and March 31, 2014, our accumulated deficit amounted to $140,712,000 and $134,010,000, respectively. At December 31, 2014 and March 31, 2014, our working capital amounted to $1,678,000 and $1,970,000, respectively.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of December 31, 2014.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

On November 13, 2014, we received a letter from Exeltis USA Dermatology, Inc. formerly known as Quinnova Pharmaceuticals, Inc., a significant customer of our Company, and herein referred to as “Quinnova”, claiming that we are in breach of its Exclusive Sales and Distribution Agreement with Quinnova.  Specifically, Quinnova has claimed that the marketing and selling of our Alevicyn gel product violates the terms of the Exclusive Sales and Distribution Agreement and has demanded we cease and desist from any further marketing or sales. We believe that the marketing and selling of our Alevicyn gel is not in violation of the Exclusive Sales and Distribution Agreement and that the claims made by Quinnova are without merit. We intend to defend this matter vigorously and does not believe an accrual for a potential loss relating to this matter is necessary at this time. While we believe this claim is without merit, there can be no assurances provided that the outcome of this matter will be favorable to us or will not have a negative impact on our consolidated financial position or results from operations.

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

Except as disclosed below, there have been no material changes from risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended March 31, 2014, as filed with the SEC on June 30, 2014.

If we are unable to maintain compliance with the continued listing requirements as set forth in The NASDAQ Listing Rules, our common stock and warrants could be delisted from The NASDAQ Capital Market, and if this were to occur, then the price and liquidity of our common stock and the warrants issued in this offering, and our ability to raise additional capital, may be adversely affected.

Our common stock and the warrants issued in this offering are currently listed on The NASDAQ Capital Market. Continued listing of a security on The NASDAQ Capital Market is conditioned upon compliance with certain continued listing requirements and continued listing standards set forth in the NASDAQ Listing Rules for NASDAQ Capital Market companies. The price for our common stock dropped below $1.00 on January 21, 2015, which is one of the continued listing requirements. If our share price remains below $1.00 for a period of 30 consecutive business days, The NASDAQ Capital Market will notify us of the deficiency and may delist our common stock and the warrants. If our common stock and warrants are delisted from the NASDAQ Capital Market, liquidity in the market for our common stock and warrants may decrease. In addition, the delisting of our common stock and warrants could materially adversely affect our access to the capital markets, and any limitation on liquidity or reduction in the price of our common stock and warrants could materially adversely affect our ability to raise capital on terms acceptable to us or at all. Delisting from The NASDAQ Capital Market could also result in the potential loss of confidence by our business partners and suppliers, the loss of institutional investor interest and fewer business development opportunities.

The value of the shares we hold in Ruthigen may fluctuate dramatically, which may affect the value of our assets and could negatively affect our stock price.

Our former wholly-owned subsidiary, Ruthigen, consummated its IPO on March 26, 2014. On January 8, 2015, we entered into a securities purchase agreement pursuant to which we agreed to sell the 2,000,000 shares of common stock we own in Ruthigen to two accredited investors for an aggregate purchase price of $5.5 million upon the occurrence of a trigger event during a standstill period of 60 calendar days. Such triggering event is defined in the securities purchase agreement as the closing of any merger or consolidation of Ruthigen with or into another company, corporation or similar entity or the merger or consolidation of another company, corporation, or assets of a corporation or company into Ruthigen, or in the case of any sale or conveyance to another corporation or the assets or other property of Ruthigen, for which Ruthigen enters into a definitive agreement. Such definitive agreement could be subject to or pending customary closing conditions, regulatory approvals and/or shareholder approval and still be considered definitive for purposes of the securities purchase agreement. As of February 12, 2015, no triggering event has occurred nor can there be any assurance that one will occur. If we consummate the sale of the Ruthigen shares, we would no longer own any shareholder interest in Ruthigen. However, if the sale of the Ruthigen shares is not completed, we will continue to own the Ruthigen shares, subject to significant existing voting and resale restrictions.

In connection with entering into the securities purchase agreement at a fixed price of $2.75 per share, we have determined that the carrying value of the two million shares held in Ruthigen is impaired. As a result, during the three months ended December 31, 2014, we recorded an impairment loss in the amount of $4,650,000 which represents the difference between cost and aggregate purchase price. Our interest in Ruthigen is currently reported as a long-term asset on our financial statements rather than a consolidated subsidiary. Because we own shares in a public company, the value of this asset may further fluctuate and the value stated in our financial reports may change substantially over time. Given that we no longer control Ruthigen, we have very little means to control the value of the asset. If the value of our holdings in Ruthigen decreases or fluctuates further, it may adversely affect the value of our stock price.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue or sell any unregistered equity securities during the quarter ended December 31, 2014.

Item 3.	Default Upon Senior Securities

We did not default upon any senior securities during the quarter ended December 31, 2014.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc. (included as Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed June 20, 2007, and incorporated herein by reference).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc. (included as Exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 21, 2008, and incorporated herein by reference).
3.3	Amended and Restated Bylaws, as Amended of Oculus Innovative Sciences, Inc., effective November 3, 2010 (included as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2010, and incorporated herein by reference).
3.4	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 22, 2013, and incorporated herein by reference).
3.5	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 8, 2014, and incorporated herein by reference).
4.1	Specimen Common Stock Certificate (included as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.2	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.3	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.4	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.11 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.5	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.12 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.6	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 13, 2007, and incorporated herein by reference).
4.7	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 28, 2008, and incorporated herein by reference).
4.8	Warrant issued to Dayl Crow, dated March 4, 2009 (included as Exhibit 4.16 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).
4.9	Form of Common Stock Purchase Warrant for April 2009 offering (included as Exhibit 4.15 to the Company’s Registration Statement on Form S-1 (File No. 333-158539) declared effective on July 24, 2009, and incorporated herein by reference).
25

4.10	Form of Common Stock Purchase Warrant for July 2009 offering (included as Exhibit 4.15 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).
4.11	Certificate of Designation of Preferences, Rights and Limitations of Series A 0% Convertible Preferred Stock, filed with the Delaware Secretary of State on April 24, 2012 (included as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).
4.12	Form of Common Stock Purchase Warrant for April 2012 offering (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).
4.13	Form of Underwriters Warrant to be issued to the Underwriters in connection with the March 2013 Offering (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 7, 2013, and incorporated herein by reference).
4.14	Warrant issued to Dawson James Securities, Inc., dated December 9, 2013 (included as exhibit 4.14 to the Company’s 10-Q filed February 14, 2014 and incorporated herein by reference).
4.15	Form of Series A Common Stock Purchase Warrant for February 2014 offering (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 26, 2014 and incorporated herein by reference).
4.16	Form of Series B Common Stock Purchase Warrant for February 2014 offering (included as exhibit 4.2 to the Company’s Current Report on Form 8-K filed February 26, 2014 and incorporated herein by reference).
4.17	Warrant issued to Dawson James Securities, Inc., dated February 26, 2014 (included as exhibit 4.3 to the Company’s Current Report on Form 8-K filed February 26, 2014 and incorporated herein by reference).
4.18	Warrant Agreement, including Form of Warrant entered into by and between Oculus Innovative Sciences, Inc. and Computershare, Inc. and Computershare Trust Company, N.A., dated January 20, 2015 (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.19	Underwriters Warrant issued to Maxim Partners LLC on January 26, 2015 (included as exhibit 4.2 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.20	Underwriters Warrant issued to Robert D. Keyser, Jr. on January 26, 2015 (included as exhibit 4.3 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.21	Underwriters Warrant issued to R. Douglas Armstrong on January 26, 2015 (included as exhibit 4.4 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.22	Underwriters Warrant issued to Dawson James Securities, Inc. on January 26, 2015 (included as exhibit 4.5 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.23	Underwriters Warrant issued to Dawson James Securities, Inc. on January 26, 2015 (included as exhibit 4.6 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
10.1	Form of Indemnification Agreement between Oculus Innovative Sciences, Inc. and its officers and directors (included as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.2	Office Lease Agreement, dated October 26, 1999, between Oculus Innovative Sciences, Inc. and RNM Lakeville, L.P. (included as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.3	Amendment No. 1 to Office Lease Agreement, dated September 15, 2000, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.4	Amendment No. 2 to Office Lease Agreement, dated July 29, 2005, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.5	Amendment No. 3 to Office Lease Agreement, dated August 23, 2006, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.6	Office Lease Agreement, dated May 18, 2006, between Oculus Technologies of Mexico, S.A. de C.V. and Antonio Sergio Arturo Fernandez Valenzuela (translated from Spanish) (included as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.7	Office Lease Agreement, dated July 2003, between Oculus Innovative Sciences, B.V. and Artikona Holding B.V. (translated from Dutch) (included as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.8	Form of Director Agreement (included as Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.9	Framework Agreement, dated June 16, 2005, by and among Javier Orozco Gutierrez, Quimica Pasteur, S de R.L., Jorge Paulino Hermosillo Martin, Oculus Innovative Sciences, Inc. and Oculus Technologies de Mexico, S.A. de C.V. (included as Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.10	Mercantile Consignment Agreement, dated June 16, 2005, between Oculus Technologies de Mexico, S.A. de C.V., Quimica Pasteur, S de R.L. and Francisco Javier Orozco Gutierrez (included as Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
26

10.11	Partnership Interest Purchase Option Agreement, dated June 16, 2005, by and between Oculus Innovative Sciences, Inc. and Javier Orozco Gutierrez (included as Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.12	Termination of Oculus Innovative Sciences, Inc. and Oculus Technologies de Mexico, S.A. de C.V.’s Agreements with Quimica Pasteur, S de R.L. by Jorge Paulino Hermosillo Martin (translated from Spanish) (included as Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.13	Termination of Oculus Innovative Sciences, Inc. and Oculus Technologies de Mexico, S.A. de C.V.’s Agreements with Quimica Pasteur, S de R.L. by Francisco Javier Orozco Gutierrez (translated from Spanish) (included as Exhibit 10.29 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.14	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Hojabr Alimi, dated January 1, 2004 (included as Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.15	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Jim Schutz, dated January 1, 2004 (included as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.16	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Robert Miller, dated June 1, 2004 (included as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.17	Amended and Restated Oculus Innovative Sciences, Inc. 2006 Stock Incentive Plan and related form stock option plan agreements (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 2, 2007, and incorporated herein by reference).
10.18	Amendment No. 4 to Office Lease Agreement, dated September 13, 2007, by and between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).
10.19	Amendment to Office Lease Agreement, effective February 15, 2008, by and between Oculus Innovative Sciences Netherlands B.V. and Artikona Holding B.V. (translated from Dutch) (included as Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).
10.20	Purchase Agreement by and between Oculus Innovative Sciences, Inc. and Robert Burlingame, dated January 26, 2009 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 29, 2009, and incorporated herein by reference).
10.21	Purchase Agreement by and between Oculus Innovative Sciences, Inc. and Non-Affiliated Investors, dated January 26, 2009 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 29, 2009, and incorporated herein by reference).
10.22	Revenue Sharing Distribution Agreement by and between Oculus Innovative Sciences, Inc. and VetCure, Inc., dated January 26, 2009 (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 29, 2009, and incorporated herein by reference).
10.23	Purchase Agreement by and between Oculus Innovative Sciences, Inc., Robert Burlingame and Seamus Burlingame, dated February 24, 2009 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 27, 2009, and incorporated herein by reference).
10.24	Amendment No. 1 to Revenue Sharing Distribution Agreement by and between Oculus Innovative Sciences, Inc. and VetCure, Inc., dated February 24, 2009 (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed February 27, 2009, and incorporated herein by reference).
10.25	Consultant Agreement by and between Oculus Innovative Sciences, Inc. and Robert C. Burlingame, dated April 1, 2009 (included as Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).
10.26	Microcyn U.S. Commercial Launch Agreement by and between Oculus Innovative Sciences, Inc. and Advocos, dated April 24, 2009 (included as Exhibit 10.53 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).
10.27	Amendment No. 5 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and RNM Lakeville, LLC, dated May 18, 2009 (included as Exhibit 10.54 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).
10.28	Engagement Agreement by and between Oculus Innovative Sciences, Inc. and Dawson James Securities, Inc., dated April 10, 2009 (included as Exhibit 10.55 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).
10.29	Amendment and Clarification of Engagement Letter by and between Oculus Innovative Sciences, Inc. and Dawson James Securities, Inc., dated July 2, 2009 (included as Exhibit 10.56 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).
27

10.30	Second Amendment and Clarification of Engagement Letter by and between Oculus Innovative Sciences, Inc. and Dawson James Securities, Inc., dated July 10, 2009 (included as Exhibit 10.57 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).
10.31†	Warrant Purchase Agreement by and between Oculus Innovative Sciences, Inc. and Dawson James Securities, Inc., dated July 13, 2009 (included as Exhibit 10.58 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).
10.32	Amendment No. 2 to Revenue Sharing, Partnership and Distribution Agreement between Oculus Innovative Sciences, Inc. and Vetericyn, Inc., dated July 24, 2009 (refiled as Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2010 filed April 29, 2011, and incorporated herein by reference).
10.33	Loan and Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, Inc., dated May 1, 2010 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 6, 2010, and incorporated herein by reference).
10.34†	Supplement to the Loan and Security Agreement between Oculus Innovative Sciences, Inc., and Venture Lending & Leasing V, Inc., dated May 1, 2010 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 6, 2010, and incorporated herein by reference).
10.35†	Amendment No. 3 to Revenue Sharing, Partnership and Distribution Agreement between Oculus Innovative Sciences, Inc. and Vetericyn, Inc., dated June 1, 2010 (refiled as Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2010 filed April 29, 2011, and incorporated herein by reference).
10.36	Amendment No. 1 to Exhibit A to the Revenue Sharing Distribution Agreement and to the Revenue Sharing, Partnership and Distribution Agreement as Revised and Amended, June 1, 2010, dated September 1, 2010 (included as Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2010, and incorporated herein by reference).
10.37	Continuous Offering Program Agreement between Oculus Innovative Sciences, Inc. and Rodman & Renshaw, LLC, dated September 3, 2010 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 17, 2010, and incorporated herein by reference).
10.38†	Purchase Agreement by and between Oculus Innovative Sciences, Inc. and accredited investors, dated February 6, 2009 (refiled as Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2010, and incorporated herein by reference).
10.39†	Distribution Agreement between Oculus Innovative Sciences, Inc. and Tianjin Ascent Import and Export Company, Ltd., dated January 28, 2011 (included as Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q filed February 4, 2011, and incorporated herein by reference).
10.40†	Exclusive Sales and Distribution Agreement between Oculus Innovative Sciences, Inc. and Quinnova Pharmaceuticals, Inc., dated February 14, 2011 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 18, 2011, and incorporated herein by reference).
10.41	Exclusive Co-Promotion Agreement between Oculus Innovative Sciences, Inc. and Quinnova Pharmaceuticals, Inc., dated February 14, 2011 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 18, 2011, and incorporated herein by reference).
10.42	Product Option Agreement between Oculus Innovative Sciences, Inc. and AmDerma Pharmaceuticals, LLC, dated February 14, 2011 (included as Exhibit 10.3 to the Company's Current Report on Form 8-K filed February 18, 2011, and incorporated herein by reference).
10.43	Amendment No. 6 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and RNM Lakeville, L.P., dated April 26, 2011 (included as Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed June 3, 2011, and incorporated herein by reference).
10.44	Loan and Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing VI, Inc., dated June 29, 2011 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).
10.45	Supplement to the Loan and Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing VI, Inc., dated June 29, 2011 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).
10.46	Amendment No. 1 to the Loan and Security Agreement and Supplement to the Loan and Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, Inc., dated June 29, 2011 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).
10.47	Intellectual Property Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing VI, Inc., dated June 29, 2011 (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).
10.48	Intellectual Property Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, Inc., dated June 29, 2011 (included as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).
10.49†	Oculus Innovative Sciences, Inc. 2011 Stock Incentive Plan (included as Exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2011, and incorporated herein by reference).
28

10.50†	Distribution Agreement between Oculus Innovative Sciences, Inc. and Shanghai Sunvic Technology Co. Ltd., dated June 26, 2011 (included as Exhibit 10.58 to the Company’s Quarterly Report on Form 10-Q filed August 4, 2011 and incorporated herein by reference).
10.51	Patent License Agreement-Exclusive between Oculus Innovative Sciences, Inc. and agencies of the United States Public Health Service within the Department of Health and Human Services, dated August 22, 2011 (included as Exhibit 10.60 to the Company’s Quarterly Report on Form 10-Q filed November 3, 2011, and incorporated herein by reference).
10.52†	Securities Purchase Agreement by and between the Company and the Purchasers, dated April 22, 2012 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).
10.53†	Collaboration Agreement between Oculus Innovative Sciences, Inc. and AmDerma Pharmaceuticals, LLC, dated June 21, 2012 (included as Exhibit 10.53 to the Company’s Annual Report on Form 10-K filed June 21, 2012 and incorporated herein by reference).
10.54†	License, Exclusive Distribution and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Oculus Technologies of Mexico, S.A. de C.V., and, More Pharma Corporation, S. de R.L. de C.V., dated August 9, 2012 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 15, 2012, and incorporated herein by reference).
10.55	Exclusive Distribution and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Oculus Technologies of Mexico, S.A. de C.V., and, More Pharma Corporation, S. de R.L. de C.V., dated August 9, 2012 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed August 15, 2012, and incorporated herein by reference).
10.56	Amendment No. 7 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and 1125-1137 North McDowell, LLC, dated October 10, 2012 (included as Exhibit 10.58 to the Company’s Quarterly Report on Form 10-Q filed November 8, 2012, and incorporated herein by reference).
10.57	Stock Purchase Agreement by and between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, LLC and Venture Lending & Leasing VI, LLC, dated October 30, 2012 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 1, 2012, and incorporated herein by reference).
10.58	Letter Agreement by and between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, Inc., dated October 30, 2012 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed November 1, 2012, and incorporated herein by reference).
10.59	Letter Agreement by and between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing VI, Inc., dated October 30, 2012 (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed November 1, 2012, and incorporated herein by reference).
10.60	Side Letter Agreement to the Stock Purchase Agreement dated April 22, 2012 by and between Oculus Innovative Sciences, Inc., on one hand, and Sabby Healthcare Volatility Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. on the other hand, dated October 29, 2012 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed November 1, 2012, and incorporated herein by reference).
10.61	Offer of Employment Letter between Oculus Innovative Sciences, Inc. and Sameer Harish, effective as of February 1, 2013 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 4, 2013, and incorporated herein by reference).
10.62	Employment Agreement by and between Ruthigen, Inc. and Hojabr Alimi, dated March 21, 2013 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 22, 2013, and incorporated herein by reference).
10.63	License and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated May 23, 2013 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 7, 2013, and incorporated herein by reference).
10.64	Shared Services Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated May 23, 2013 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed June 7, 2013, and incorporated herein by reference).
10.65	Amendment to Offer of Employment Letter between Oculus Innovative Sciences, Inc. and Sameer Harish, dated May 23, 2013 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed June 7, 2013, and incorporated herein by reference).
10.66	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Jim Schutz, dated June 20, 2013 (filed as Exhibit 10.68 to the Company’s Annual Report on Form 10-K, filed June 25, 2013 and incorporated herein by reference).
10.67	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Robert Miller, dated June 20, 2013 (filed as Exhibit 10.69 to the Company’s Annual Report on Form 10-K, filed June 25, 2013 and incorporated herein by reference).
10.68	Separation Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated August 2, 2013 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 8, 2013 and incorporated herein by reference).
10.69	Amendment No. 1 to License and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated October 9, 2013 (included as exhibit 10.64 to the Company’s 10-Q filed November 19, 2013 and incorporated herein by reference).
10.70	Amendment No. 2 to License and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated November 6, 2013 (included as exhibit 10.65 to the Company’s 10-Q filed November 19, 2013 and incorporated herein by reference).
29

10.71	Letter Agreement by and between Oculus Innovative Sciences, Inc., Venture Lending & Leasing V, Inc., and Venture Lending & Leasing VI, Inc., dated November 6, 2013 (filed as exhibit 10.66 to the Company’s 10-Q filed November 19, 2013 and incorporated herein by reference).
10.72	Form of Securities Purchase Agreement by and between Oculus Innovative Sciences, Inc. and the Purchasers, dated December 4, 2013 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 6, 2013, and incorporated herein by reference).
10.73	Funding Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated January 31, 2014 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 6, 2014, and incorporated herein by reference).
10.74	Amended Separation Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated January 31, 2014 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 6, 2014, and incorporated herein by reference).
10.75	Amendment No. 3 to License and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated January 31, 2014 (included as exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 6, 2014 and incorporated herein by reference).
10.76	Amendment No. 1 to Shared Services Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated January 31, 2014 (included as exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 6, 2014).
10.77	Letter Agreement by and between Oculus Innovative Sciences, Inc. and Hojabr Alimi, dated January 31, 2014 (included as exhibit 10.6 to the Company’s Current Report on Form 8-K filed February 6, 2014).
10.78	Form of Securities Purchase Agreement by and between Oculus Innovative Sciences, Inc. and the Purchasers, dated February 21, 2014 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 26, 2014 and incorporated herein by reference).
10.79	At-the-Market Issuance Sales Agreement, dated April 2, 2014, by and between Oculus Innovative Sciences, Inc. and MLV & Co. LLC (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 2, 2014 and incorporated herein by reference).
10.80	Lease Agreement by and between the Company and 2500 Investors, Inc., dated July 9, 2014.
10.81	Securities Purchase Agreement, dated January 8, 2015, by and between Oculus Innovative Sciences, Inc. and two investors, Ruthigen, Inc. and Dawson James Securities, Inc. (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 12, 2015 and incorporated herein by reference).
10.82	Underwriting Agreement entered into by and between Oculus Innovative Sciences, Inc. and Maxim Group LLC as representative of the underwriters named on Schedule A thereto, dated January 20, 2015 (included as exhibit 1.1 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*#	XBRL Instance Document.
101.SCH*#	XBRL Taxonomy Extension Schema.
101.CAL*#	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*#	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*#	XBRL Taxonomy Extension Label Linkbase.
101.PRE*#	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
†	Confidential treatment has been granted with respect to certain portions of this agreement.
#	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a report for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Copies of above exhibits not contained herein are available to any stockholder, upon payment of a reasonable per page fee, upon written request to: Chief Financial Officer, Oculus Innovative Sciences, Inc., 1129 N. McDowell Blvd., Petaluma, California 94954.

30

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCULUS INNOVATIVE SCIENCES, INC.

Date: February 12, 2015	By:	/s/ Jim Schutz
Jim Schutz
Chief Executive Officer
(Principal Executive Officer)

Date: February 12, 2015	By:	/s/ Robert Miller
Robert Miller
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

31