Form 10-K
period 2015-03-31
Oculus Innovative Sciences, Inc.
filed 2015-06-16
CIK 1367083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For transition period from _________________ to _________________

Commission File Number: 001-33216

OCULUS INNOVATIVE SCIENCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	68-0423298
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1129 N. McDowell Blvd.

Petaluma, California 94954

(Address of principal executive offices) (Zip Code)

(707) 283-0550

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.0001 par value Warrants (expiring January 20, 2020)	NASDAQ Capital Market NASDAQ Capital Market
(Title of Each Class)	(Name of Each Exchange on Which Registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on September 30, 2014, was $20,116,830 based on a total of 8,560,353 shares of the registrant’s common stock held by non-affiliates on September 30, 2014, at the closing price of $2.35 per share, as reported on the NASDAQ Capital Market.

There were 15,046,080 shares of the registrant’s common stock issued and outstanding on June 11, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12, 13 and 14 of Part III will incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2015 Annual Meeting of Stockholders.

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

Our Business

We are a specialty device and pharmaceutical company that develops and markets solutions for the treatment of dermatological conditions and advanced tissue care in both humans and animals. Our products, which are sold throughout the United States and internationally, have improved patient outcomes for more than five million patients globally by reducing infections, itch, pain, scarring, odor and harmful inflammatory responses.

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

To date, we have obtained eleven clearances from the U.S. Food and Drug Administration, or FDA, that permit us to sell our Microcyn®-based products as medical devices for Section 510(k) of the Federal Food, Drug and Cosmetic Act in the United States. However, we do not have the necessary regulatory approvals to market Microcyn® as a drug.

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

Outside of the United Sates, we sell products for dermatological and advanced tissue care with a European Conformity marking (known as Conformité Européenne or CE) covering ten of our products, 14 approvals from the Mexican Ministry of Health, and various approvals in Central America, China, Southeast Asia, and the Middle East.

In 2013 and 2014, we added new members to our Board of Directors, thus enhancing our expertise in sales, marketing, strategy and dermatology, and we hired new managers to complement our executive team. Our new team commenced a strategic realignment of our business with a sharp focus on dermatology markets. Our decision to focus on dermatology was based on our already strong presence in this market and the ability of our core hypochlorous acid-based technology, Microcyn®, to address other dermatological indications including acne, atopic dermatitis, anti-itch and scar management.

Building upon our commercialization experience selling our Microcyn® Technology-based products, we believe we can significantly increase our revenue growth by focusing on our own dermatology efforts. Key aspects of our dermatology growth strategy are set forth below:

Expand our Internal U.S. Sales Force: We recently hired and intend to hire an additional experienced dermatology management team and sales force, most of who are seasoned sales veterans that have established relationships with dermatologists in their territories.

Develop and Launch New Dermatology Products: In October 2014, we launched two prescription dermatology products in the United States, an antipruritic gel and dermal spray. We also have a strong product pipeline, including our new product for treatment of scars that we intend to launch over the next 12 months. We have licensed several proprietary dermatology products from two European dermatology companies that we believe we can bring to market in the near term.

Create a Competitive Pricing Strategy: We have and will continue to develop a unique product pricing strategy, which we believe solves many of the challenges associated with the prescription dermatology market’s current pricing and rebate programs.

Develop a Pharmaceutical Line: We plan to acquire or develop pharmaceutical products with affordable clinical trials to increase our market presence and create innovator patent protection.

Generate International Growth: In Europe, we received clearance for four new dermatology products during the year for acne, atopic dermatitis, scar reduction, three of which we launched in the fall of 2014 and spring of 2015 and we are in the process of contracting experienced, country-specific dermatology distributors to sell three products with these indications. We intend to launch a new product for post-laser procedures in the fall of 2015.

Our plan is to evolve into a leading dermatology and advanced tissue care company, providing innovative and cost-effective solutions to patients, while generating strong, consistent revenue growth and maximizing long-term shareholder value.

Microcyn® Technology Platform

Mechanism of Action

We believe Microcyn® Technology’s ability to reduce the need for antibiotics through prevention and treatment of infections, while promoting wound healing, is based on its uniquely engineered chemistry. As a result of our patented manufacturing process, Microcyn® is a proprietary solution of oxychlorine compounds that, among other things, interacts with and inactivate surface proteins on cell walls and membranes of microorganisms. The functions of these proteins are varied and play significant roles in cell communication, nutrient and waste transport and other required functions for cell viability. Once Microcyn® surrounds single cell microorganisms, it damages these proteins, causing the cell membrane to rupture, leading to cell death, which we believe is caused by increased membrane permeability and induced osmotic pressure imbalance. We continue to study the exact mechanisms by which protein and structural components of the bacterial cell walls and membranes, and the protein shell that surrounds a virus, are affected by Microcyn®. This destruction of the cell appears to occur through a fundamentally different process than that which occurs as a result of contact with a bleach-based solution because experiments have demonstrated that Microcyn® kills bleach-resistant bacteria. However, we believe the solution remains non-irritating to human tissues because human cells have unique protective mechanisms, are interlocked, and prevent Microcyn® from targeting and surrounding single cells topically on the body. Laboratory tests suggest that our solution does not penetrate and kill multi-cellular organisms, and does not damage or affect human DNA.

In laboratory tests, Microcyn® has been shown to destroy certain biofilms. A biofilm is a complex cluster of microorganisms or bacteria marked by the formation of a protective shell, allowing the bacteria to collect and proliferate. It is estimated that over 65% of microbial infections in the body involve bacteria growing as a biofilm. Bacteria living in a biofilm typically have significantly different properties from free-floating bacteria of the same species. One result of this film environment is increased resistance to antibiotics and to the body’s immune system. In chronic wounds, biofilms interfere with the normal healing process and halt or slow wound closure. Bacteria growing in biofilms can become up to 1000-fold more resistant to antibiotics and other biocides as compared to their planktonic, or free floating, counterparts. As a result, biofilm infections cannot be effectively treated with conventional antibiotic therapy.  In our laboratory studies, Microcyn® was shown to destroy two common biofilms after five minutes of exposure.

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

Current Regulatory Approvals and Clearances

The following table summarizes our current regulatory approvals and clearances:

Region	Approval or Clearance Type	Year of Approval or Clearance	Summary Indication

United States	510(k)	2005	Moistening and lubricating absorbent wound dressings for traumatic wounds requiring a prescription.

	510(k)	2005	Moistening and debriding acute and chronic dermal lesions requiring a prescription.

	510(k)	2006	Moistening absorbent wound dressings and cleaning minor cuts as an over-the-counter product.

	510(k)	2009	Management of exuding wounds such as leg ulcers, pressure ulcers, diabetic ulcers and for the management of mechanical or surgical debridement of wounds in a gel form and required as a prescription.

	510(k)	2009	Debridement of wounds, such as stage I-IV pressure ulcers, diabetic foot ulcers, post-surgical wounds, first- and second-degree burns, grafted and donor sites as preservative, which can kill listed bacteria such as MRSA & VRE and required as a prescription.

	510(k)	2010	As a hydrogel, for management of dermal irritation, sores, injuries and ulcers of dermal tissue including itch and pain relief associated with dermal irritation, sores, injuries and ulcers of dermal tissue as a prescription. As an over-the-counter product, the hydrogel is intended to relieve itch and pain from minor skin irritations, lacerations, abrasions and minor burns. It is also indicated for management of irritation and pain from minor sunburn.

	510(k)	2011	As a hydrogel, for management and relief of burning, itching and pain experienced with various types of dermatoses, including atopic dermatitis and radiation dermatitis.

	510(k)	2013	As hydrogel for the management of old and new hypertrophic and keloid scarring resulting from burns, general surgical procedures and trauma wounds (Regenacyn).

	510(k)	2014	As hydrocleanse for cleaning, irrigation, moistening, debridement and removal of foreign material.

	510(k)	2014	As a root canal irrigation solution (Endocyn®).

	510(k)	2015	As a thin hydrogel, for the management and relief of burning, itching and pain experienced with various types of dermatoses, including atopic dermatitis and radiation dermatitis as both prescription and over the counter (Alevicyn SG).

European Union	CE Marking	2013

Solutions, gel and hydrogel antiseptic, disinfecting and sterilizing of super oxidation.

The certificate is valid for the following products:

•  Microdacyn60® Wound Care

•  Microdacyn60® Hydrogel

•  Microdacyn60® Oral Care

•  Gramaderm® Solution

•  Gramaderm® Hydrogel

•  Electromicyn60®

•  Microsafe®

•  Microdox60®

•  Epicyn®

•  Pediacyn®

Mexico	Product Registration	2005	Antiseptic for disinfection (Electromicyn60).

	Product Registration	2006	Antiseptic for disinfection (Microsafe).

	Medical Device Approval	2010	Acne treatment solution (Gramaderm® Solution).

	Medical Device Approval	2012	Acne treatment hydrogel (Gramaderm® Hydrogel).

	Medical Device Approval	2012	Antiseptic solution for disinfection and sterilization (Microdacyn60®).

	Medical Device Approval	2013	Hydrogel for treatment of atopic dermatitis (Pediacyn®).

	Medical Device Approval	2013	Scar management hydrogel (Epicyn™).

	Medical Device Approval	2014	Antiseptic solution of super oxidation (Microdacyn60® Oral Care).

	Medical Device Approval	2014	Antiseptic solution for treatment of bladder and urinary tract infections (Microdox60®).

	Medical Device Approval	2014	Antiseptic hydrogel (Microdacyn60® Hydrogel).

	Medical Device Approval	2014	Dermabac® antiseptic solution.

	Medical Device Approval	2014	Endocyn® root canal irrigation solution.

	Medical Device Approval	2014	Periocyn® oral antiseptic solution.

	Medical Device Approval	2014	Sinudox® nasal solution.

Canada	Medical Device (Inactive)	2004	Moistening, irrigating, cleansing and debriding acute and chronic dermal lesions, diabetic ulcers and post-surgical wounds.

India	Medical Device	2012	Super oxidized solution for wound healing, cleaning and debriding.

China	Medical Device	2012	Acute and chronic derma wounds moistening, healing and repair and debridement (Microcyn® Hydrogel).

Kuwait	Medical Device	2010	Cleaning and debriding in wound management (Microsafe)

	Product	2013	Hydrogel for treatment of acne and various dermatoses (Face Cool™ ).

	Product	2013	Hydrogel for treatment of baby rash (Baby Cool™).

	Product	2013	Feminine hygiene wash (Lady Cool™).

United Arab Emirates	Medical Device	2011	Cleaning and debriding in wound management.

	Product	2013	Hydrogel for treatment of acne and various dermatoses (Face Cool™).

	Product	2013	Hydrogel for treatment of baby rash (Baby Cool™).

	Product	2013	Feminine hygiene wash (Lady Cool™).

Iraq	Medical Device	2011	Cleaning and debriding in wound management.

	Product	2013	Hydrogel for treatment of acne and various dermatoses (Face Cool™).

	Product	2013	Hydrogel for treatment of baby rash (Baby Cool™).

	Product	2013	Feminine hygiene wash (Lady Cool™).

Oman	Medical Device	2010	Antiseptic disinfectant solution (Microsafe).

Bahrain	Medical Device	2009	Acute and chronic derma wounds moistening, healing and repair and debridement (Microcyn).

Jordan	Medical Device	2007	Cleaning and debriding in wound management (Dermacyn Wound Care Microcyn).

Saudi Arabia	Medical Device	2010	Cleaning and debriding in wound management.

Panama	Drug	2012	Sterilizer and antiseptic.

	Product Approval	2014	Antiseptic solution (Microdacyn60®).

El Salvador	Medical Device	2013	Disinfecting in cleaning and debriding in wound management as well as sterilization of medical equipment.

	Product Approval	2013	Antiseptic solution (Microdacyn60®).

Honduras	Medical Device	2013	Disinfecting in cleaning and debriding in wound management as well as sterilization of medical equipment.

Guatemala	Medical Device	2013	Antiseptic solution (Microdacyn60®).

Honduras	Medical Device	2013	Antiseptic solution (Microdacyn60®).

Singapore	Medical Device	2010	Cleaning and debriding in wound management.

Malaysia	Medical Device	2008	Cleaning and debriding in wound management (Microcyn Super Oxidized solution).

Indonesia	Medical Device	2012	Hydrogel for wound and burn dressing (Microcyn Hydrogel).

	Medical Device	2012	Hydrogel for wound and burn dressing (Microcyn Skin and Wound Care with Preservatives).

Clinical Trials

We have completed a proof-of-concept Phase II trial in the United States, which demonstrated the effectiveness of Microcyn® Technology in mildly infected diabetic foot ulcers with the primary endpoint of clinical cure and improvement of infection. We used 15 clinical sites and enrolled 48 evaluable patients in three arms, using Microcyn® alone, Microcyn® plus an oral antibiotic and saline plus an oral antibiotic. We announced the results of our Phase II trial in March 2008. In the clinically evaluable population of the study, the clinical success rate at visit four, or test of cure, for Microcyn®-alone-treated patients was 93.3% compared to 56.3% for the oral antibiotic levofloxacin plus saline-treated patients. This study was not statistically powered, but the high clinical success rate (93.3%) and the p-value (0.033) suggest the difference is meaningfully positive for the Microcyn®-treated patients. Also, for this set of data, the 95.0% confidence interval for the Microcyn®-only arm ranged from 80.7% to 100% while the 95.0% confidence interval for the oral antibiotic levofloxacin and saline arm ranged from 31.9% to 80.6%; the confidence intervals do not overlap, indicating a favorable clinical success for Microcyn® compared to the oral antibiotic levofloxacin. At visit 3 (end of treatment), the clinical success rate for patients treated with Microcyn®-alone was 77.8% compared to 61.1% for the oral antibiotic levofloxacin plus saline-treated patients. We have not done any subsequent clinical trials in the drug process for wound care.

Physician Clinical Studies

In addition to the Phase II trial mentioned above, several physicians and scientists have completed more than 40 clinical and scientific studies of Microcyn® Technology generating data suggesting that the technology is non-irritating to healthy tissue, reduces microbial load, accelerates wound healing, reduces pain, shortens treatment time and may have the potential to reduce costs to healthcare providers and patients. We have sponsored many of the physicians performing these studies by supplying Microcyn®-based products, unrestricted research grants, paying expenses or providing honoraria. In some cases, the physicians who performed these studies also hold, or held at one time, equity in our Company. The studies were performed in the United States, Europe, India, Pakistan, China and Mexico, and used various endpoints, methods and controls, for example, saline, antiseptics and antibiotics. These studies were not intended to be rigorously designed or controlled clinical trials and, as such, did not have all of the controls required for clinical trials used to support a new drug application submission to the FDA in that they did not necessarily include blinding, randomization, predefined clinical endpoints, use of placebo and active control groups or U.S. Good Clinical Practice requirements.

In many cases the physicians who led these studies have published articles on their studies and results. The following table lists publications and presentations at peer-reviewed meetings from physicians who have completed studies on the use of Microcyn® Technology for tissue care and wound irrigation.

Leading Physician	Country	Number of Patients	Publication

David E. Allie, MD (1)	U.S.	40	Allie D. Super-Oxidized Dermacyn in Lower-Extremity Wounds. Wounds. 2006; 18(Suppl):3-6.

Tom Wolvos, MD (2)	U.S.	26	Wolvos TA. Advanced Wound Care with Stable, Super-Oxidized Water. A look at how combination therapy can optimize wound healing. Wounds. 2006; 18(Suppl):11-13.

Cheryl Bongiovanni, PhD (3)	U.S.	8	Bongiovanni CM. Superoxidized Water Improves Wound Care Outcomes in Diabetic Patients. Diabetic Microvascular Complications Today. 2006 May-Jun: 11-14.

		3	Bongiovanni CM. Nonsurgical Management of Chronic Wounds in Patients with Diabetes. Journal of Vascular Ultrasound. 2006; 30:215-218.

Luca Dalla Paola, MD (4)	Italy	218	Dalla Paola L, Brocco E, Senesi A, Merico M, De Vido D, Assaloni R, DaRos R. Super-Oxidized Solution (SOS) Therapy for Infected Diabetic Foot Ulcers. Wounds. 2006; 18: 262-270.

			Dalla Paola L. Treating diabetic foot ulcers with super-oxidized water. Wounds. 2006; 18(Suppl):14-16.

Alberto Piagessi, MD (5)	Italy	33	Goretti C, Mazzurco S, Ambrosini Nobili L, Macchiarini S, Tedeschi A, Palumbo F, Scatena A, Rizzo L, Piaggesi A. Clinical Outcomes of Wide Postsurgical Lesions in the Infected Diabetic Foot Managed With 2 Different Local Treatment Tegimes Compared Using a Quasi-Experimental Study Design: A Preliminary Communication. Int. J. Lower Extremity Wounds. 2007; 6:22-27.

	Italy	40	Piaggesi A et al. A Randomized Controlled Trial to Examine the Efficacy and Safety of Microcyn® Technology on wide post-surgical lesions in the infected diabetic foot. Int. J. Lower Extremity Wounds. March 9, 2010.

Ariel Miranda, MD (5)	Mexico	64	Miranda-Altamirano A. Reducing Bacterial Infectious Complications from Burn Wounds. A look at the use of Oculus Microcyn60 to treat wounds in Mexico. Wounds. 2006; 18(Suppl):17-19.

Lenka Veverkova, MD (3)	Czech Republic	27	Veverkova L, Jedlicka V, Vesely M, Tejkalova R, Zabranska S, Capov I, Votava M. Methicilin-resistent Staphylococcus aureus — problem in health care. J Wound Healing. 2005; 2:201-202.

Elia Ricci, MD (6)	Italy	40	Ricci E, Astolfi S, Cassino R. Clinical results about an antimicrobial solution (Dermacyn Wound Care) in the treatment of infected chronic wounds. Poster presented at: 17th Conference of the European Wound Management Association (EWMA); 2007 May 2-4; Glasgow, UK.

Alfredo Barrera, MD (5)	Mexico	40	Barrera-Zavala A, Guillen-Rojas M, Escobedo-Anzures J, Rendon J, Ayala O, Gutiérrez AA. A pilot study on source control of peritonitis with a neutral pH — super oxidized solution. Poster presented at: 16th World Congress of the International Association of Surgeons and Gastroenterologists (IASG); 2006 25-27 May; Madrid, Spain.

D. Peterson, MD	U.S.	5	Peterson D, Hermann K, Niezgoda J. Dermacyn Effective in Treatment of Chronic Wounds with Extensive Bioburden While Reducing Local Pain Levels. Presented at: Symposium on Advanced Wound Care and Wound Healing Society; 2007 April 28-May 1; Tampa, FL.

P. Steenvoorde, MD; L.P. Van Doorn, MA; C.E. Jacobi, PhD; and J. Oskam, MD, PhD (3)	Netherlands	10	An unexpected effect of Dermacyn on infected leg ulcers. J Wound Care. 2007; 16:60-61.

Fermin Martinez, MD	Mexico	45	Martínez-De Jesús FR, Ramos-De la Medina A, Remes-Troche JM, Armstrong DG, Wu SC, Lázaro Martínez JL, Beneit-Montesinos JV. Efficacy and safety of neutral pH superoxidised solution in severe diabetic foot infections. Int Wound J. 2007; 4:353-362.

SF Hadi, MD (3)	Pakistan	100	Hadi SF, Khaliq T, Bilal N, Sikandar I, Saaiq M, Zubair M, Aurangzeb S. Treating infected diabetic wounds with superoxidized water as anti-septic agent: a preliminary experience. J Coll Physicians Surg Pak. 2007; 17:740-743.

BT Monaghan, DPM (3)	Ireland	10	Monaghan BT, Cundell JH. Dermacyn as the Local Treatment for Infected Diabetic Foot Wounds. A case series. Presented at: 5th International Symposium on the Diabetic Foot. 2007 May 9-12; Noordwijkerhout, The Netherlands.

Fernando Uribe, MD (6)	Mexico	80	Uribe F. Effect of neutral pH Superoxidized solution in the healing of diabetic foot ulcers. Poster presented at: 47th Interscience Conference on Antimicrobial Agents and Chemotherapy (ICAAC). Poster L-1144. 2007 Sept 17-20; Chicago, IL.

Ning Fanggang, MD (3)	China	20	Fanggang N, Guoan Z. The clinical efficacy of Dermacyn on deep partial thickness burn wounds.

Amar Pal Suri, DPM (6)	India	100	Suri AP. The Effectiveness of Stable Neutral Super-oxidized Solution for the Treatment of Infected Diabetic Foot Wounds. Presented at: Diabetic Foot Global Conference. 2008 March 13-15; Hollywood, CA.

Robert G. Frykberg, DPM, MPH (6)	U.S.	23	Frykberg RG, Tallis A, Tierney E. Wound Healing in Chronic Lower Extremity Wounds Comparing Super-Oxidized Solution (SOS) vs. Saline. Presented at: Diabetic Foot Global Conference. 2008 March 13-15; Hollywood, CA.

Matthew Regulski, DPM (5)	U.S.	18	Regulski M, Floros R, Petranto R, Migliori V, Alster H, Pfeiffer D. Efficacy and Compatibility of Combination Therapy with Super-Oxidized Solution and a Skin Substitute for Lower Extremity Wounds. Presented at: Symposium on Advanced Wound Care and Wound Healing Society. 2008 April 24-28; San Diego, CA.

Adam Landsman, DPM, PhD (5); Andres A. Gutierrez, MD, PhD(1); and Oculus Collaborative Group	U.S.	48	Landsman A, Blume P, Palladino M, Jordan D, Vayser DJ, Halperin G, Gutierrez AA and Oculus Collaborative Group. An Open Label, Three Arm Study of the Safety and Clinical Efficacy of Topical Wound Care vs. Oral Levofloxacin vs. Combined Therapy for Mild Diabetic Foot Infections. Presented at: Diabetic Foot Global Conference. 2008 March 13-15; Hollywood, CA.

Christopher J. Gauland, DPM. (3)	U.S.	5	Gauland C. Sickle Cell Disease. Presented at: Symposium on Advanced Wound Care and Wound Healing Society. 2008 April 24-28; San Diego, CA.

	U.S.	16	Gauland C. Comparison of Microcyn® and Amerigel in the Podiatric Clinical Setting.

R.K. Chittoria	India	20	Chittoria RK, Yootla M, Sampatrao LM, Raman SV. The role of super oxidized solution in the management of diabetic foot ulcer: our experience. Nepal Med Coll J. 2007; 9:125-128.

A.R. Anand	India	50	Anand AR. Comparative Efficacy and Tolerability of Oxum against Povidone Iodine Topical Application in the Post-caesarean Section Wound Management. Indian Medical Gazette. December 2007: 498-505.

S.B. Dharap	India	30	Dharap SB, Ghag GS, Kulkarni KP, Venkatesh V. Efficacy and safety of Oxum in the treatment of the venous ulcer. J Indian Med Assoc. 2008; 106:326-330.

H. Dhusia	India	41	Dhusia H, Comparative Efficacy and Tolerability of Microcyn® Superoxidized Solution (Oxum) against Povidone Iodine Application in Orodental Infections. Indian Medical Gazette. February 2008; 68-75.

M.G. Khairulasri	Malaysia	178	Khairulasri MG, Ramzisham ARM, Ooi JSM, Zamrin DM. Dermacyn irrigation in reducing sternotomy wound infection following coronary artery bypass graft surgery. Presented at: 11th Scientific Conference. 2008. Kota Bharu, Malaysia.

Andres Tirado-Sanchez and RosaMaria Ponce-Olivera			Tirado-Sanchez A, Ponce-Olivera R. Efficacy and tolerance of superoxidized solution in the treatment of mild to moderate inflammatory acne. A double-blinded, placebo-controlled, parallel-group, randomized, clinical trial. Journal of Dermatological Treatment. 2009; 20:289–292.

(1)	Indicates that the physician is, or at one time was, a stockholder of our Company. The physician was also a member of our Medical and Business Advisory Board, which we dissolved in April 2007, and served as a paid consultant and received research grants, expense payments, honorarium and Microcyn® to complete the study.
(2)	Indicates that the physician was a paid consultant, received expenses in connection with corporate development and licensing evaluations and is, or at one time was, a holder of warrants to purchase common stock of our Company.
(3)	Indicates that the physician received Microcyn® to complete the study.
(4)	Indicates that the physician was a paid consultant, was a member of our Medical and Business Advisory Board, which we dissolved in April 2007, and received expense payments and Microcyn® to complete the study.
(5)	Indicates that the physician received payments, expense payments and Microcyn® to complete the study.
(6)	Indicates that the physician received reimbursement of travel expenses and Microcyn® to complete the study.

In addition to the above articles and publications, several additional papers on the basic science of the technology and related clinical guidelines have been published or have been submitted for peer review and publication, including:

Researchers	Country	Publication

P. Kim, C. Attinger, J. Steinberg, K. Evans, B. Lehner, C. Willy, L. Lavery, T. Wolvos, D. Orgill, W. Ennis, J. Lantis, A. Gabriel, G. Schultz	U.S. & Europe	Negative-Pressure Wound Therapy with Instillation: International Consensus Guidelines Plast Reconstr. Surg. 2013: 132; 1569-1579

Landa-Solis C., González-Espinosa D., Guzman B., Snyder M., Reyes Terán G, Torres K., Gutiérrez AA (1)	Mexico	Microcyn™: a novel super-oxidized water with neutral pH and disinfectant activity. J Hosp Infect (UK). 2005; 61: 291-299.

Gutiérrez AA (1)	U.S.	The science behind stable, super-oxidized water. Exploring the various applications of super-oxidized solutions. Wounds. 2006; 18(Suppl):7-10.

Dalla Paola L. (2), Faglia E.	Italy	Treatment of diabetic foot ulcer: an overview. Strategies for clinical approach. Current Diabetes Reviews. 2006; 2:431-447.

González-Espinosa D., Pérez-Romano L., Guzman Soriano B., Arias E., Bongiovanni, CM (3), Gutiérrez AA (1)	Mexico, U.S.	Effects of neutral super-oxidized water on human dermal fibroblasts in vitro. Int Wound J. 2007; 4:241-250.

Medina-Tamayo J., Balleza-Tapia H., López X., Cid ME, González-Espinosa D., Gutiérrez AA (1), González-Espinosa C.	Mexico, U.S.	Super-oxidized water inhibits IgE-antigen- induced degranulation and cytokine release in mast cells. International Immunopharmacology. 2007; 7:1013-1024.

Le Duc Q.	UK	A cytotoxic analysis of antiseptic medication on skin substitutes and autograft. Br J Dermatology. 2007; 157:33-40.

McCurdy B.	U.S.	Emerging Innovations in Treatment. Podiatry Today. 2006; 1940-48.

Zahumensky E.	Czech Republic	Infections and diabetic foot syndrome in field practice. Vnitr Lek. 2006; 52:411-416.

Rose R., Setlow B., Monroe A., Mallozzi M., Driks A., Setlow P. (5)	U.S.	Comparison of the properties of Bacillus subtilis spores made in liquid or on agar plates. Submitted 2008.

Paul M, Setlow B., Setlow P. (5)	U.S.	The killing of spores of Bacillus subtilis by Microcyn(TM), a stable superoxided water. Submitted 2008.

Thatcher E. (4), Gutierrez AA (1)	U.S.	The Anti-Bacterial Efficacy of a New Super-Oxidized Solution. Paper presented at: 47th Interscience Conference on Antimicrobial Agents and Chemotherapy (ICAAC). 2007 Sept 17-20; Chicago, IL.

Taketa-Graham M. (5), Gutierrez AA (1), Thatcher E. (4)	U.S.	The Anti-Viral Efficacy of a New Super-Oxidized Solution. Poster presented at: 47th Interscience Conference on Antimicrobial Agents and Chemotherapy (ICAAC). Poster L-1144. 2007 Sept 17-20; Chicago, IL.

Dardine J., Martinez C., Thatcher E (4)	U.S.	Activity of a pH Neutral Super-Oxidized Solution Against Bacteria Selected for Sodium Hypochlorite Resistance. Poster presented at: 47th Interscience Conference on Antimicrobial Agents and Chemotherapy (ICAAC). Poster L-1144. 2007 Sept 17-20; Chicago, IL.

Sauer K, Vazquez G, Thatcher E (4), Northey R (5), Gutierrez AA (1)	U.S.	Neutral super-oxidized solution is effective in killing P. aeruginosa biofilms. Biofouling. 2009 January; 25(1): 45-54.

(1)	Dr. Gutierrez was our Director of Medical Affairs and conducted the study during his employment at our Company.
(2)	Dr. Dalla Paola was a member of our Medical and Business Advisory Board, which we dissolved in April 2007, and received expense payments and Microcyn® to complete the study.
(3)	Indicates that investigator received Microcyn® to complete the study.
(4)	Dr. Thatcher is a stockholder of our Company, previously served on our Board of Directors, and received Microcyn® to complete the study.
(5)	Dr. Northey is our Vice President of Research and Development and conducted the study during his employment at our Company.

Products

The following table summarizes our main products by market:

Market	Product Name	Description

United States	Microcyn® Skin and Wound Care with preservatives	Management of wounds via debridement of wounds such as stage I-IV pressure ulcers, partial and full thickness wounds, diabetic foot ulcers, post-surgical wounds, first- and second-degree burns, grafted and donor sites.

	Microcyn® Skin & Wound HydroGel	Used on first and second degree burns, exuding wounds such as leg ulcers, pressure ulcers, diabetic ulcers, and for the management of mechanically or surgically debrided wounds.

	Alevicyn™ Dermal Spray	Cleansing, irrigation, moistening, debridement and removal of foreign material including microorganisms and debris from exudating wounds, acute and chronic dermal lesions including stage I-IV pressure ulcers, stasis ulcers, diabetic ulcers, post-surgical wounds, first- and second-degree burns, abrasions, minor irritations of the skin, diabetic foot ulcers, ingrown toe nails, grafted/donor sites and exit sites.

	Alevicyn™ Antipuritic Gel	Management of itch and pain associated with dermal irritations and wounds, such as sores, injuries and ulcers of dermal tissue.

	Celacyn™ Prescription Scar Management Gel	Management of old and new hypertrophic and keloid scarring on scars resulting from burns, general surgical procedures and trauma wounds.

	MicrocynAH® hydrogel and wound and skin care products	Management of animal wounds, such as hot spots, scratches, skin rashes and ulcers, cuts, burns, post-surgical sites, irritated skin and lacerations.

Mexico	Microdacyn® Antiseptic	Wound care antiseptic.

	Baby Microdacyn®	Treatment of diaper rash and rosaduras in children.

	Gramaderm® Solution	Used as an adjunct in the tropical treatment of mild to moderate acne.

	Gramaderm® Gel	Used as an adjunct in the tropical treatment of mild to moderate acne.

	Pediacyn®	Care of lesions associated with atopic dermatitis. Pediacyn assists with moistening while forming a protective barrier against physical, chemical and microbial invasion of the atopic dermatitis lesions.

	Epicyn™	Management and reduction of new and existing hypertrophic and keloid scars. Epicyn™ assists with moistening while forming a protective barrier against physical, chemical and microbial invasion of the scar.

	Microdacyn® Bucofaringeo	Used as an adjunct in the treatment of both mouth and throat infections.

Europe	Microdacyn60® Wound Care	Used in the debridement and moistening of acute and chronic wounds, ulcers, cuts, abrasions and burns including those located in any human cavity such as the oral, nasal or ear.

	Microdacyn® Wound Care Hydrogel	Used in the debridement and moistening of acute and chronic wounds, ulcers, cuts, abrasions and burns including those in the mouth, nose and ear.

	Gramaderm® Solution	Used as an adjunct in the tropical treatment of mild to moderate acne.

	Gramaderm® Gel	Used as an adjunct in the tropical treatment of mild to moderate acne.

	Pediacyn®	Care of lesions associated with atopic dermatitis. Pediacyn assists with moistening while forming a protective barrier against physical, chemical and microbial invasion of the atopic dermatitis lesions.

	Epicyn™	Management and reduction of new and existing hypertrophic and keloid scars. Epicyn™ assists with moistening while forming a protective barrier against physical, chemical and microbial invasion of the scar.

Sales and Marketing

We generate revenue through established and scalable commercial operations, including manufacturing in Mexico and the United States, selling products in the United States through partners and our direct sales force and selling products internationally via strategic business partners.

In the United States, we sell into advanced wound care markets with our dedicated contract sales force, the dermatology markets through our IntraDerm™ Pharmaceuticals division staffed with a seasoned management and sales team and through our partner Quinnova. In the international markets, we work with partners, ranging from country specific distributors to a large pharmaceutical company to a full services sales and marketing company. The details of these efforts are further discussed in the following sections.

Our products are primarily purchased by hospitals, physicians, nurses, and other healthcare practitioners, who are the primary caregivers to patients, both human and animal, being treated for acute or chronic wounds or undergoing surgical procedures, as well as to dermatologists for treatment of various skin afflictions.

We currently make Microcyn®-based human dermatology and advanced tissue care products available, both as prescription and over-the-counter products, under our ten 510(k) clearances in the United States and our international approvals. In addition to our current product registration and approvals, we intend to pursue additional regulatory approvals for human applications in Europe, China, India, Latin America, Asia, the Middle East and Mexico for additional Microcyn® -based products and plan to initiate commercialization upon obtaining such approvals.

For most of our corporate history, we licensed our Microcyn products to corporate partners, who in turn marketed our products to end users. In this model, the partner incurs all expenses related to their sales effort including sales and marketing personnel. We have learned that this partnership business model does not provide consistent growth in revenue for several reasons. Initially, the partner places the Microcyn products in a predominant position in their product portfolio. But once revenue growth slows, they re-designate our products as a lower priority offering. Additionally, the partnership model provides us with little control over the development and selection of pipeline products. Moreover, the partner can select a different or even competing technology or product as the high priority for their sales group.

In light of these issues, in the past year, we revised our corporate strategy to deploy a direct sales force to sell two of our products into our core markets, except where there are exclusivity agreements. At this time, our two core markets in the United States are dermatology and acute care, including advanced tissue care. For our non-core markets, we plan to continue identifying and recruiting partners to sell the Microcyn products into respective non-core markets such as animal care in the United States, and for distribution/sales in many countries outside the United States.

Dermatology

For most of our corporate history, we sold our dermatology products through partnership agreements. Although we have begun to develop our own dermatology business internally, we intend to continue with our dermatology partnership arrangements for certain products and territories. Our main partnership agreement is with Exeltis USA Dermatology, Inc. (formerly Quinnova Pharmaceuticals, Inc.), a part of Chemo Group. Exeltis launched the AtraproTM family of products formulated from our Microcyn® Technology platform in late February 2012. Exeltis markets the following products: Atrapro™ Antipruritic Hydrogel, a non-oily, quick drying gel designed for the relief of pain, burning and itching associated with various dermatoses (pruritus), which may include the treatment of atopic dermatitis and radiation dermatitis; and Atrapro™ Dermal Spray with Preservatives, a non-cytotoxic, non-irritating, and non-sensitizing spray for the management and treatment of surgical procedures performed by dermatologists.

While we continue to allow Exeltis to sell the Atrapro™ products, we are building our own direct sales force, through our new IntraDerm™ Pharmaceuticals division, to sell new products, different than those products sold by Exeltis, including a prescription scar product approved by the FDA. We anticipate that these products will include over-the-counter and prescription products and will be based on both Microcyn® and non-Microcyn® technologies. We hired an experienced dermatology management team and sales force, most of who are seasoned sales veterans that have established relationships with dermatologists in their respective territories. In October 2014 and January 2015, we launched two prescription dermatology products in the United States, an antipruritic gel and a dermal spray, as well as a new product for the treatment of scars. We also have a strong product pipeline, including our new product for post-laser procedures that we intend to launch in the fall of 2015. We have licensed several proprietary dermatology products from two European dermatology companies that we believe we can bring to market in the near term.

Advanced Tissue Care

We launched sales of our Microcyn® Technology products in October 2008, and our initial sales were in the podiatry market in the United States. In the second quarter of 2009, we expanded our sales efforts to include wound care centers, hospitals, nursing homes, urgent care clinics and home healthcare, utilizing a contract sales organization to serve as our sales force.

In January 2014, Advocos LLC, a specialty U.S. contract sales organization, assumed the responsibility from Eloquest Healthcare for sales to acute care in hospitals in addition to sales to other entities for advanced tissue care. Advocos increased the number of sales people to focus on wound care centers.

In collaboration with Advocos LLC, we market a family of Microcyn® products for advanced tissue care. In January 2014, we announced the introduction of two new products into our advanced tissue care product line:

•	Microcyn® Wound & Skin Spray HydroGel in a three-ounce spray bottle formulation, allowing it to be easily and conveniently sprayed directly onto the wound site.

•	Microcyn® Wound & Skin Care with preservatives in a multi-use two-ounce spray bottle. The reduced bottle size allows it to be used both in the clinic, as well as economically dispensed or prescribed for patients’ at-home use.

Currently, Advocos has a sales force of 15 people, selling into the acute care in hospitals with a focus on plastic surgeons and the high volume wound care centers.

Animal Healthcare

In April 2014, Innovacyn, our animal healthcare partner notified us that it intended to transition to a new supplier of animal care products. Because of Innovacyn’s failure to perform under the arrangements, we terminated the agreements effective December 15, 2014. Almost all of the Vetericyn product was transitioned to the new supplier by December 31, 2014. For the fiscal year ended March 31, 2015 and 2014, approximately 8% and 23%, respectively, of our total revenues were derived from our agreement with Innovacyn. During the years ended March 31, 2015 and 2014, we recorded revenue related to these agreements in the amounts of $1,120,000 and $3,100,000, respectively.

On February 1, 2015, we entered into an agreement with SLA Brands, Inc. pursuant to which SLA will be our exclusive sales representative and distributor of pet specialty and equine products within the United States and Canada for pet and equine specialty retailers, catalogs and distributors. SLA will receive a commission on pet and equine for each sale of our products. The agreement is effective through February 1, 2016, and will continue year to year until terminated by either party with 60 calendar days’ notice. In order to maintain exclusivity, SLA agreed to minimum sales requirements. SLA also agreed not to represent any competing products.

International Sales and Marketing by Our Strategic Business Partners

Europe

We currently rely on exclusive agreements with country-specific distributors for the sale of Microcyn®-based products in Europe, including Austria, Belgium, Italy, Liechtenstein, Luxemburg, the Netherlands, Germany, Greece, the Czech Republic, Sweden, Spain, Norway, Switzerland, Poland, Finland, Denmark and Serbia.

Mexico

On August 9, 2012, we, along with our Mexican subsidiary and manufacturer Oculus Technologies of Mexico S.A. de C.V., entered into a license, exclusive distribution and supply agreement with More Pharma Corporation, S. de R.L. de C.V. For a one-time payment of $500,000, we granted More Pharma an exclusive license, with the right to sublicense, under certain conditions and with our consent, to all of our proprietary rights related to certain of our pharmaceutical products for human application that utilize our Microcyn® technology within Mexico. For an additional one-time payment of $3,000,000, we also agreed to appoint More Pharma as the exclusive distributor of certain of our products in Mexico for the term of the agreement. Additionally, we granted More Pharma an exclusive license to certain of our then-held trademarks in exchange for a payment of $100,000. The term of the agreement is twenty-five years from the effective date of August 15, 2012. The term of the license agreement will automatically renew after the twenty-five year term for successive two year terms, as long as More Pharma has materially complied with any and all of the obligations under the license agreement, including but not limited to, meeting the minimum purchase requirements set forth therein. On January 6, 2015, More Pharma notified us that it had been acquired by Laboratorios Sanfer S.A. de C.V. Laboratorios Sanfer is one of the largest independent pharmaceutical companies in Mexico, operating in nine countries across Latin America. Laboratorios Sanfer manufactures, markets and sells prescription and over the counter branded medications across five therapeutic areas including gastroenterology, cardiology, anti-infective and dermatology. All terms and conditions of our license, exclusive distribution and supply agreement with More Pharma will transfer to Laboratorios Sanfer and will remain in effect. We can give no assurance as to the timing or impact the acquisition will have on our operating results.

“Rest of World”

Through our partner Laboratorios Sanfer, we market and sell certain of our products within the following countries: Antigua & Barbuda, Argentina, Aruba & Curacao, Bahamas, Barbados, Belize, Bolivia, Bonaire, Brazil, British Guyana, British Islands, Cayman Islands, Chile, Colombia, Cuba, Dominica, Dominican Republic, Ecuador, El Salvador, French Guyana, Grenada, Guadalupe, Guatemala, Haiti, Honduras, Jamaica, Martinique, Nicaragua, Panama, Paraguay, Peru, St. Bartolome, St. Vincent & Grenades, Surinam, Trinidad & Tobago, Turks & Caicos Islands, Uruguay, Venezuela and Virgin Islands.

Throughout the rest of the world, we use strategic partners and distributors for the sale of Microcyn®-based products, including Bangladesh, Pakistan, India, the People’s Republic of China, United Arab Emirates, Saudi Arabia, Dubai, Kuwait, Iraq, Singapore, Indonesia and Malaysia.

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

We manufacture our products at our facilities in Petaluma, California and Zapopan, Mexico.  We have developed an automated manufacturing process and conduct quality assurance testing on each production batch in accordance with current U.S., Mexican and international Current Good Manufacturing Practices. Our facilities are required to meet and maintain regulatory standards applicable to the manufacture of pharmaceutical and medical device products. Our United States facilities are certified and comply with U.S. Current Good Manufacturing Practices, Quality Systems Regulations for medical devices, and International Organization for Standardization, or ISO, guidelines. Our Mexico facility has been approved by the Ministry of Health and is also ISO certified.

Our machines are subjected to a series of tests, which is part of a validation protocol mandated by U.S., Mexican and international Current Good Manufacturing Practices, Quality Systems Regulation, and ISO requirements. This validation is designed to ensure that the final product is consistently manufactured in accordance with product specifications at all manufacturing sites. Certain materials and components used in manufacturing our machines are proprietary to us.

We believe we have a sufficient number of machines to produce an adequate amount of Microcyn® to meet anticipated future requirements for at least the next two years. As we expand into new geographic markets, we may establish additional manufacturing facilities to better serve those new markets.

Ruthigen

Our formerly wholly-owned subsidiary, Ruthigen, Inc., was incorporated in the State of Nevada on January 18, 2013, and reincorporated from Nevada to Delaware on September 25, 2013. Ruthigen consummated its IPO on March 26, 2014. As a result of the IPO, we owned a minority interest in Ruthigen.

On January 8, 2015, we entered into a securities purchase agreement in which we agreed to sell our shares in Ruthigen to two accredited investors for an aggregate purchase price of $5.5 million upon the occurrence of a trigger event during a standstill period of 60 calendar days. The securities purchase agreement lapsed according to its terms. On March 13, 2015, we entered into a securities purchase follow-up agreement under which we reduced the number of Ruthigen shares to be sold to the investors mentioned above to 1,650,000 at a price of $2.75 per share, provided that 50,000 shares may be sold to another investor prior to closing, and extended the expiration date of the standstill period to March 13, 2015. The aggregate purchase price of the sale will be $4,537,500. This sale has been triggered by Ruthigen’s announcement of its merger with Pulmatrix, Inc. on March 13, 2015, as further discussed below. The sale is expected to close at the time of the Pulmatrix-Ruthigen merger and prior to August 13, 2015, except that such date may be extended for up to 60 calendar days at our sole discretion. If the Pulmatrix-Ruthigen merger does not close by August 13, 2015 or the extended date, there will be no obligation to purchase the shares. If we sell the 50,000 shares prior to August 13, 2015, as may be extended, we must retain the voting rights for 50,000 shares until and through the closing of the Pulmatrix-Ruthigen merger. If the Pulmatrix-Ruthigen merger does not close on or prior to September 30, 2015, the 50,000 shares will become fully tradeable and full voting rights will transfer to the buyers.

On March 13, 2015, we also entered into a securities purchase agreement with several investors, under which we sold the remaining 350,000 Ruthigen shares at a purchase price of $2.75 per share, or an aggregate of $962,500 for all of the 350,000 Ruthigen shares. We agreed to retain the voting rights of the 350,000 Ruthigen shares until and through the closing of the Pulmatrix-Ruthigen merger. If the Pulmatrix-Ruthigen merger does not close on or prior to September 30, 2015, the shares will become fully tradeable and full voting rights will transfer to the buyers.

We entered into a license and supply agreement with Ruthigen on May 23, 2013, which was subsequently amended on October 9, 2013, November 6, 2013, January 31, 2014 and March 13, 2015, or the License and Supply Agreement. Pursuant to the terms of the License and Supply Agreement, we agreed to an exclusive license of certain of our proprietary technology to Ruthigen in order to enable Ruthigen’s research and development and commercialization of the newly discovered RUT58-60, and any improvements to it, in the United States, Canada, European Union and Japan, referred to as the Territory, for certain invasive procedures in humans as defined in the License and Supply Agreement.

On March 13, 2015, we entered into an agreement with Pulmatrix, Inc., a Delaware corporation that has announced its intention to merge with Ruthigen, under which we agreed to (i) waive Ruthigen’s obligation to develop and commercialize the Ruthigen products pursuant to the License and Supply Agreement between us and Ruthigen, until the earlier of August 31, 2016 or one year after the effective date of the Ruthigen merger, and (ii) mutually terminate the shared services agreement, dated May 23, 2013, as amended on January 31, 2014, between Ruthigen and us. Pulmatrix agreed to grant us a right of first refusal, in case of a sale of the pre-merger Ruthigen business on the same terms as a potential acquiror. If we do not exercise our right of first refusal and the aggregate gross consideration received by Ruthigen from a sale of the business exceeds $10 million, then Ruthigen shall pay or cause to be paid 10% of such gross consideration to us within 10 calendar days of receipt.

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

As of May 29, 2015, we own a total of 43 issued patents, consisting of eight issued U.S. patents and 35 issued foreign patents. We also have 83 pending U.S. and foreign patent applications. Two U.S. applications are directed to chlorogenic acid. The remaining patent applications as well as the issued patents are directed at our Microcyn® Technology. The issued U.S. and foreign patents expire in 2022-2027.

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

We have also filed for trademark protection for marks used with our Microcyn® products in each of the following countries: United States, Europe, Canada, certain countries in Central and South America, including Mexico and Brazil, certain countries in the Middle East and certain countries in Asia, including Japan, China, Hong Kong, the Republic of Korea, India and Australia. In addition to patents and trademarks, we rely on trade secret and other intellectual property laws, nondisclosure agreements and other measures to protect our intellectual property rights. We believe that in order to have a competitive advantage, we must develop and maintain the proprietary aspects of our technologies. We require our employees, consultants and advisors to execute confidentiality agreements in connection with their employment, consulting or advisory relationship with us. We also require our employees, consultants and advisors with whom we expect to work on our products to agree to disclose and assign to us all inventions made in the course of our working relationship with them, while using our property or which relate to our business. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to wrongfully obtain or use information that we regard as proprietary.

Competition

Dermatology

The dermatology market is highly competitive. Our dermatology products face competition in the United States from several prescription products, including Novartis’ Elidel® Cream, a prescription medicine used topically on the skin to treat eczema, which is also called atopic dermatitis, and Astellas’ Protopic®, a prescription ointment used to treat moderate to severe eczema. In addition, corticosteroids are commonly used to treat inflammation and itch on atopic dermatitis patients as the standard of care. Many doctors and patients will tend to use steroids for a limited time period to manage flare-ups due to their side effects. Since atopic dermatitis is a chronic disease, a safe product such as Alevicyn, which reduces the itching, can be used as a maintenance product.

Advanced Tissue Care Markets

Competition in the markets for advanced tissue care is intense. We compete with a number of large, well-established and well-funded companies that sell a broad range of wound and tissue care products, including topical anti-infectives and antibiotics, as well as some advanced wound technologies, such as skin substitutes, growth factors and sophisticated delayed release silver-based dressings. We believe the principal competitive factors in our target market are related to improved patient outcomes, such as shortened time in the hospital, accelerated healing time, lack of adverse events, safety of products, ease-of-use, stability, pathogen, or disease causing micro-organism, killing and cost effectiveness.

Our products compete with a variety of products used for wound cleaning, debriding and moistening, including sterile saline and chlorhexidine-based products. They also compete with a large number of prescription and over-the-counter products for the prevention and treatment of infections, including topical anti-infectives, such as Betadine, silver sulfadiazine, hydrogen peroxide, Dakin’s solution and hypochlorous acid, and topical antibiotics, such as Neosporin, Mupirocin and Bacitracin. Currently, no single anti-infective product dominates the chronic or acute wound markets because many of the products have serious limitations or tend to inhibit the wound healing process.

Our products can replace the use of saline for debriding and moistening a dressing and can be used as a complementary product with many advanced tissue care technologies, such as the Vacuum-Assisted Closure, or V.A.C. Therapy System from Kinetic Concepts Inc., skin substitute products from Smith & Nephew, Advanced BioHealing, now called Shire Regenerative Medicine, Integra Life Sciences, Life Cell, Organogenesis and Ortec International, and ultrasound products from Celleration. We believe that Microcyn® Technology can enhance the effectiveness of many of these advanced tissue care technologies. Because Microcyn® is competitive with some of the large wound care companies’ products and complementary to others, we may compete with such companies in some product lines and complement such companies in other product lines.

Animal Healthcare

According to the Freedonia Group, an international industry market research firm, the demand for animal health products in the United States is forecast to increase 3.9% annually to $12.7 billion in 2016. Animal healthcare is a relatively recession-resistant industry as it is regarded as a necessary expense of animal ownership or husbandry. Furthermore, as pet owners increasingly treat their companion animals as members of the family, pets’ lifespans will continue to lengthen, driving strong sales of health products. The distribution and manufacture of animal health products is highly competitive. We compete with numerous vendors and distributors based on customer relationships, service and delivery, product selection, price and e-commerce capabilities. Manufacturers have also invested heavily in the animal health industry by developing direct sales capabilities, which has intensified competition. Most of our competitive products are available from several sources, including other distributors and vendors, and our customers tend to have relationships with several suppliers. In addition, our competitors could obtain exclusive rights to distribute certain products, eliminating our ability to distribute those products to our customers. Consolidation in the animal healthcare distribution business could result in existing competitors increasing their market share, which could give them greater pricing power, decrease our revenues and profitability, and increase the competition for customers. Our primary competitors in the United States include the following:

•	Animal Health International, Inc.;

•	Henry Schein, Inc.;

•	Innovacyn, Inc. (also one of our former partners);

•	Patterson Companies, Inc.;

•	other national, regional, local and specialty distributors; and

•	manufacturers with direct sales capabilities.

The role of the animal health product distributor has changed dramatically during the last decade. Successful distributors are increasingly providing value-added services in addition to the products they have traditionally provided. We believe that to remain competitive we must continue to add value to the distribution channel, while removing unnecessary costs associated with product movement.

Factors Affecting Our Competitive Position

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

Some of our competitors in the dermatology, advanced tissue care markets and animal healthcare enjoy several competitive advantages, including:

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

Medical Device Regulation

To date, Microcyn® has received ten 510(k) clearances for use as a medical device in wound care management, such as cleaning, debridement, lubricating, moistening and dressing, including for acute and chronic wounds, and in dermatology applications. Any future product candidates or new applications using Microcyn® that are classified as medical devices will require clearance by the FDA.

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

Clinical trials are almost always required to support a pre-market approval application and are sometimes required for a 510(k) pre-market notification. These trials generally require submission of an application for an investigational device exemption. An investigational device exemption must be supported by pre-clinical data, such as animal and laboratory testing results, which show that the device is safe to test in humans and that the study protocols are scientifically sound. The FDA must approve an investigational device exemption, in advance, for a specified number of patients, unless the product is deemed a non-significant risk device and is eligible for more abbreviated investigational device exemption requirements.

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

The FDA also administers certain controls over the export of medical devices from the United States, as international sales of medical devices that have not received FDA clearance are subject to FDA export requirements. Additionally, each foreign country subjects such medical devices to its own regulatory requirements. In the European Union, there is a single regulatory approval process and approval is represented by the presence of a CE Mark.

Other Regulation in the United States

The Physician Payments Sunshine Act

The Physician Payments Sunshine Act signed into law in 2010 as part of the Affordable Care Act requires manufacturers of medical devices, drugs, biologicals, and medical supplies to track and report certain payments made to and transfers of value provided to physicians and teaching hospitals as well as to report certain ownership and investment interests held by physicians and their immediate family members. These manufacturers must report annually to the Center for Medicare & Medicaid Services any direct or indirect payments and transfers of value of $10 or more, or annual aggregate of $100 or more, made to physicians or to a third party at the request of or on behalf of a physician, including dentists. Payment includes: consulting fees, compensation for services other than consulting, honoraria, gifts, entertainment, food, travel (including the specified destinations), education, research, charitable contribution, royalty or license, current or prospective ownership or investment interest, direct compensation for serving as faculty or as a speaker for a medical education program, grants, any other nature of the payment, or other transfer of value. Manufacturers face monetary penalties for non-compliance. Certain payments related to research must be reported separately. Product samples intended for patient use need not be reported.

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

Fraud and Abuse Laws

In the United States, we are subject to various federal and state laws pertaining to healthcare fraud and abuse, which, among other things, prohibit the offer or acceptance of remuneration intended to induce or in exchange for the purchase of products or services reimbursed under a federal healthcare program and the submission of false or fraudulent claims with the government. These laws include the federal Anti-Kickback Statute, the False Claims Act and comparable state laws. These laws regulate the activities of entities involved in the healthcare industry, such as us, by limiting the kinds of financial arrangements such entities may have with healthcare providers who use or recommend the use of medical products, including, for example, sales and marketing programs, advisory boards and research and educational grants. In addition, in order to ensure that healthcare entities comply with healthcare laws, the Office of Inspector General of the U.S. Department of Health and Human Services recommends that healthcare entities institute effective compliance programs. To assist in the development of effective compliance programs, the Office of Inspector General has issued model Compliance Program Guidance, materials for a variety of healthcare entities which, among other things, identify practices to avoid that may implicate the federal Anti-Kickback Statute and other relevant laws and describes elements of an effective compliance program. While compliance with the Compliance Program Guidance materials is voluntary, a California law requires pharmaceutical and devices manufacturers to initiate compliance programs that incorporate the Compliance Program Guidance and the July 2002 Pharmaceuticals Research and Manufacturers of America Code on Interactions with Healthcare Professionals.

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

Anti-Kickback Laws. Our operations are subject to federal and state anti-kickback laws. The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration directly or indirectly to induce either the referral of an individual for a good or service reimbursed under a federal healthcare program, or the furnishing, recommending, or arranging of a good or service, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. The definition of “remuneration” has been broadly interpreted to include anything of value, including such items as gifts, discounts, the furnishing of supplies or equipment, waiver of co-payments, and providing anything at less than its fair market value. Because the Anti-Kickback Statute makes illegal a wide variety of common, even beneficial, business arrangements, the Office of Inspector General was tasked with issuing regulations, commonly known as “safe harbors,” that describe arrangements where the risk of illegal remuneration is minimal. As long as all of the requirements of a particular safe harbor are strictly met, the entity engaging in that activity will not be prosecuted under the federal Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, business arrangements that do not fully satisfy an applicable safe harbor may result in increased scrutiny by government enforcement authorities, such as the Office of Inspector General. Our agreements to pay compensation to our advisory board members and physicians who provide other services for us may be subject to challenge to the extent they do not fall within relevant safe harbors under state and federal anti-kickback laws. In addition, many states have adopted laws similar to the federal Anti-Kickback Statute, which apply to the referral of patients for health care services reimbursed by Medicaid, and some have adopted such laws with respect to private insurance. Violations of the Anti-Kickback Statute are subject to significant fines and penalties and may lead to a company being excluded from participating in federal health care programs.

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

Health Information Privacy and Security.

Individually, identifiable health information is subject to an array of federal and state regulation. Federal rules promulgated pursuant to HIPAA regulate the use and disclosure of health information by “covered entities.” Covered entities include individual and institutional health care providers from which we may receive individually identifiable health information. These regulations govern, among other things, the use and disclosure of health information for research purposes, and require the covered entity to obtain the written authorization of the individual before using or disclosing health information for research. Failure of the covered entity to obtain such authorization could subject the covered entity to civil and criminal penalties. We may experience delays and complex negotiations as we deal with each entity’s differing interpretation of the regulations and what is required for compliance. Also, where our customers or contractors are covered entities, including hospitals, universities, physicians or clinics, we may be required by the HIPAA regulations to enter into “business associate” agreements that subject us to certain privacy and security requirements. In addition, many states have laws that apply to the use and disclosure of health information, and these laws could also affect the manner in which we conduct our research and other aspects of our business. Such state laws are not preempted by the federal privacy law when such laws afford greater privacy protection to the individual than the federal law. While activities to assure compliance with health information privacy laws are a routine business practice, we are unable to predict the extent to which our resources may be diverted in the event of an investigation or enforcement action with respect to such laws.

Foreign Regulation

Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the applicable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement also vary greatly from country to country. Although governed by the applicable country, clinical trials conducted outside of the United States typically are administered under a three-phase sequential process similar to that discussed above for medical devices.

European Union Regulation

Medical Device Regulation. Our products are classified as medical devices in the European Union. In order to sell our medical device products within the European Union, we are required to comply with the requirements of the Medical Devices Directive, and its national implementations, including affixing CE markings on our products. The CE marking indicates a product’s compliance with EU legislation and so enables the sale of products throughout the European Economic Area (EEA, the 28 Member States of the EU and European Free Trade Association (EFTA) countries Iceland, Norway, Liechtenstein). In order to comply with the Medical Devices Directive, we must meet certain requirements relating to the safety and performance of our products and, prior to marketing our products, we must successfully undergo verification of our products’ regulatory compliance, or conformity assessment.

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

We received a CE certificate for ten of our Class IIB medical devices, which allows us to affix CE markings on these products and sell them in Europe. The CE certificate is valid through December 2018. Currently, the European Commission and the European Parliament are discussing changes to the Medical Devices Directive which could include stricter requirements for obtaining CE markings or continued compliance. We may not be able to maintain the requirements established for CE markings for any or all of our products or be able to produce these products in a timely and profitable manner while complying with the requirements of the Medical Devices Directive and other regulatory requirements.

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

Currently, we have ten approvals from the Mexican Ministry of Health to market and distribute our products in Mexico.

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

Research and Development

Research and development expense consists primarily of personnel expenses, clinical and regulatory services and supplies. For the years ended March 31, 2015 and 2014, research and development expense amounted to $1,533,000 and $2,887,000, respectively. None of these expenses were borne by our customers.

Significant Customers

We rely on certain key customers for a significant portion of our revenues. At March 31, 2015, we had net accounts receivable of $1,517,000. Additionally, at March 31, 2015, More Pharma, acquired by Laboratorios Sanfer, represented 56% and Dyamed represented 14% of the net accounts receivable balance. At March 31, 2014, More Pharma represented 44%, Exeltis represented 15%, and Innovacyn represented 12% of the net accounts receivable balance. During the year ended March 31, 2015, Innovacyn represented 8% and More Pharma combined with Laboratorios Sanfer represented 47%, respectively, of net revenues. During the year ended March 31, 2014, More Pharma represented 38%, and Innovacyn represented 23%, respectively, of net revenues.

In April 2014, Innovacyn notified us that it intended to transition to a new supplier of animal care products. Because of Innovacyn’s failure to perform under the arrangements, we terminated the agreements effective December 15, 2014. Most of their animal care product was transitioned to the new supplier. As part of our search for new animal healthcare partners, on February 1, 2015, we entered into a sales representation agreement with SLA Brands, Inc. pursuant to which SLA will be our exclusive sales representative and distributor of pet specialty and equine products within the United States and Canada for pet and equine specialty retailers, catalogs and distributors. We can give no assurances that this partnership will be able replace our revenues to the same levels as we had with Innovacyn.

Our Employees

As of March 31, 2015, we employed a total of 35 employees in the United States and the Netherlands, 34 of which were full-time. Additionally, we had 97 employees in Mexico, all of which were contracted through an employment agency. We are not a party to any collective bargaining agreements. We believe our relations with our employees are good.

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

ITEM 1A. Risk Factors

Risks Related to Our Business

We have a history of losses, we expect to continue to incur losses and we may never achieve profitability and our March 31, 2015 audited consolidated financial statements included disclosure that casts substantial doubt regarding our ability to continue as a going concern.

We reported a net loss of $8,203,000 and a loss from operations of $6,659,000 for the year ended March 31, 2015. We reported net income of $3,735,000 and a loss from operations of $6,051,000 for the year ended March 31, 2014. At March 31, 2015 and 2014, our accumulated deficit amounted to $142,213,000 and $134,010,000, respectively. We had working capital of $7,066,000 and $1,970,000 as of March 31, 2015 and 2014, respectively. During the year ended March 31, 2015, net cash used in operating activities amounted to $6,694,000. We expect to continue incurring losses for the foreseeable future and may never achieve or sustain profitability. We must raise additional capital to pursue our product development initiatives, penetrate markets for the sale of our products and continue as a going concern. We cannot provide any assurance that we will raise additional capital. We believe that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means. We may not raise enough capital in this offering to meet our needs and we may have to raise additional capital in the future. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. These measures could cause significant delays in our efforts to further commercialize our products, which are critical to the realization of our business plan and to our future operations. These matters raise substantial doubt about our ability to continue as a going concern or become profitable.

If we are unable to maintain compliance with the continued listing requirements as set forth in The NASDAQ Listing Rules, our common stock and trading warrants could be delisted from The NASDAQ Capital Market, and if this were to occur, then the price and liquidity of our common stock and trading warrants, and our ability to raise additional capital, may be adversely affected.

Our common stock and trading warrants are currently listed on The NASDAQ Capital Market. Continued listing of a security on The NASDAQ Capital Market is conditioned upon compliance with certain continued listing requirements and continued listing standards set forth in the NASDAQ Listing Rules for NASDAQ Capital Market companies. There can be no assurance we will continue to satisfy the requirements for maintaining a NASDAQ Capital Market listing.

If we are not able to maintain compliance with the continued listing standards as set forth in the NASDAQ Listing Rules for NASDAQ Capital Market companies, our common stock and warrants will likely be delisted from The NASDAQ Capital Market and an associated decrease in liquidity in the market for our common stock and warrants may occur. On March 6, 2015, we received a letter from the listing qualifications staff of The NASDAQ Stock Market LLC, notifying us that, for the last 30 consecutive business days, we failed to comply with NASDAQ Listing Rule 5550(a)(2), which requires us to maintain a minimum bid price of $1.00 per share for our common stock. In accordance with Listing Rule 5810(c)(3)(A), NASDAQ granted us a compliance period of 180 calendar days, or until September 2, 2015, to regain compliance with the Listing Rule. If at any time during this 180 day period the closing bid price of our common stock is at least $1.00 for a minimum of 10 consecutive business days, we will regain compliance with the Listing Rule and NASDAQ will close the matter. The letter has no effect on the listing or trading of our common stock at this time. However, there can be no assurance that we will be able to regain compliance with Listing Rule 5550(a)(2). We intend to cure the bid price compliance deficiency by effecting a reverse stock split, if necessary. The delisting of our common stock and warrants could materially adversely affect our access to the capital markets, and any limitation on liquidity or reduction in the price of our common stock and warrants could materially adversely affect our ability to raise capital on terms acceptable to us or at all. Delisting from The NASDAQ Capital Market could also result in the potential loss of confidence by our business partners and suppliers, the loss of institutional investor interest and fewer business development opportunities.

We have historically derived a substantial portion of our revenue from our partnership with Innovacyn and based on Innovacyn’s transition to a new partner, we may lose some or all of that revenue, unless we adequately replace Innovacyn with new partners.

For the fiscal years ended March 31, 2015 and 2014, approximately 8% and 23%, respectively, of our total revenues were derived from our sales agreement with Innovacyn, Inc., our animal health care partner. During the years ended March 31, 2015 and 2014, we recorded revenue related to these agreements in the amounts of $1,120,000 and $3,100,000, respectively. In April of 2014, Innovacyn notified us that it intended to transition to a new supplier of animal care products. Most of their animal care product was transitioned to the new supplier. As part of our search for new animal healthcare partners, on February 1, 2015, we entered into an agreement with SLA Brands, Inc. pursuant to which SLA will be our exclusive sales representative and distributor of pet specialty and equine products within the United States and Canada for pet and equine specialty retailers, catalogs and distributors. The agreement is effective through February 1, 2016, and will continue year to year until terminated by either party with 60 calendar days’ notice. We can give no assurances that this partnership will be able replace our revenues to the same levels as we had with Innovacyn.

The value of the shares we hold in Ruthigen may fluctuate dramatically, which may affect the value of our assets and could negatively affect our stock price.

Our former wholly-owned subsidiary, Ruthigen, consummated its IPO on March 26, 2014. At the time of the IPO, we held 2,000,000 shares of Ruthigen. Following our sale of 350,000 shares of Ruthigen common stock on March 31, 2015, we held 1,650,000 shares of Ruthigen common stock. On January 8, 2015, we entered into a securities purchase agreement pursuant to which we agreed to sell our remaining 2,000,000 shares in Ruthigen to two accredited investors for an aggregate purchase price of $5,500,000 upon the occurrence of a triggering event during a standstill period of 60 calendar days. The securities purchase agreement lapsed according to its terms. On March 13, 2015, we entered into a securities purchase follow-up agreement under which we reduced the number of Ruthigen shares to be sold to the investors mentioned above to 1,650,000 at a price of $2.75 per share, provided that 50,000 shares may be sold to another investor prior to closing, and extended the expiration date of the standstill period to March 13, 2015. The aggregate purchase price of the sale will be $4,537,500. This sale has been triggered by Ruthigen’s announcement of its merger with Pulmatrix, Inc. on March 13, 2015. The sale is expected to close at the time of the Pulmatrix-Ruthigen merger and prior to August 13, 2015, except that such date may be extended for up to 60 calendar days at our sole discretion. If the Pulmatrix-Ruthigen merger does not close by August 13, 2015 or the extended date, there will be no obligation to purchase the shares. If we consummate the sale of the Ruthigen shares, we would no longer own any shareholder interest in Ruthigen. However, if the sale of the Ruthigen shares is not completed, we will continue to own the Ruthigen shares, subject to significant existing voting and resale restrictions.

In connection with entering into the securities purchase agreement at a fixed price of $2.75 per share, we determined that the carrying value of the two million shares held in Ruthigen was impaired. As a result, we recorded an impairment loss in the amount of $4,650,000 which represents the difference between cost and aggregate purchase price during the year ended March 31, 2015. Our interest in Ruthigen is currently reported as a long-term asset on our financial statements rather than a consolidated subsidiary. Because we own shares in a public company, the value of this asset may further fluctuate and the value stated in our financial reports may change substantially over time. Given that we no longer control Ruthigen following its IPO, we have very little means to control the value of the asset. If the value of our holdings in Ruthigen decreases or fluctuates further, it may adversely affect the value of our stock price.

The shares we own in Ruthigen are not liquid and we may never be able to realize cash for the value stated in our financials.

According to the terms of our Separation Agreement with Ruthigen entered into in the overall context of Ruthigen’s separation from us, or the Separation, we are unable to transfer any of the Ruthigen shares we own for one year following the IPO of Ruthigen without the written consent of both the Ruthigen’s board of directors and the underwriter who assisted in the IPO. After the one-year lock up expires, we have agreed to additional transfer restrictions that may make it difficult to sell the shares we own in Ruthigen in a timely manner, if at all. Therefore, we may be unable to realize the value of this asset even after the lock up period expires. In addition, our agreement with Pulmatrix dated March 13, 2015 provides that, as of the effective date of the Pulmatrix-Ruthigen merger, certain provisions in the Separation Agreement regarding marketing and stock transfer restrictions, lock-up, registration rights, voting, management, compensation and equity incentive plan, will be terminated.

On January 8, 2015, we agreed to sell our shares in Ruthigen to two investors for an aggregate purchase price of $5,500,000 upon the occurrence of a triggering event during a standstill period of 60 calendar days. The securities purchase agreement lapsed according to its terms. On March 13, 2015, we entered into a securities purchase follow-up agreement under which we reduced the number of Ruthigen shares to be sold to the investors mentioned above to 1,650,000 at a price of $2.75 per share, provided that 50,000 shares may be sold to another investor prior to closing, and extended the expiration date of the standstill period to March 13, 2015. The aggregate purchase price of the sale will be $4,537,500. This sale has been triggered by Ruthigen’s announcement of its merger with Pulmatrix, Inc. on March 13, 2015. The sale is expected to close at the time of the Pulmatrix-Ruthigen merger and prior to August 13, 2015, except that such date may be extended for up to 60 calendar days at our sole discretion. If the Pulmatrix-Ruthigen merger does not close by August 13, 2015 or the extended date, there will be no obligation to purchase the shares. On March 13, 2015, we also sold 350,000 shares of Ruthigen common stock to other investors at $2.75 per share. In addition, on March 13, 2015, we entered into an agreement with Pulmatrix, Inc., a Delaware corporation that has announced its intention to merge with Ruthigen, under which we would no longer be bound by the lock-up, transfer and other marketing restrictions following the consummation of the Pulmatrix-Ruthigen merger. We received the written consent of Ruthigen’s board of directors and the underwriter who assisted in the IPO for these transactions. If we consummate the sale of the Ruthigen shares, we would no longer own any shareholder interest in Ruthigen. However, if the sale of the Ruthigen shares is not completed, we will continue to own the Ruthigen shares, subject to the lock-up. Furthermore, we can give no assurance that a liquid trading market for Ruthigen shares will develop and be sustained in the future and we may be unable to sell the shares we own in Ruthigen for the amount at which they are valued, if at all. In addition, Ruthigen’s stock price and liquidity may be adversely affected by our minority interest in Ruthigen.

There is no assurance when or if the Pulmatrix-Ruthigen merger will be completed. A delay or termination in completing the merger may affect our sale of the Ruthigen shares and their value.

On March 13, 2015, Ruthigen, Ruthigen Merger Corp., a wholly owned subsidiary of Ruthigen, and Pulmatrix entered into an agreement and plan of merger, or the Merger Agreement, which provides for, among other things, the merger of Pulmatrix with and into Ruthigen Merger Corp., with Pulmatrix continuing as the surviving corporation and a wholly owned subsidiary of Ruthigen, on the terms and conditions set forth in the Merger Agreement. The boards of directors of each of Ruthigen and Pulmatrix have unanimously approved the Merger Agreement and the merger. On January 8, 2015, we agreed to sell our shares in Ruthigen to two investors for an aggregate purchase price of $5,500,000 upon the occurrence of a trigger event during a standstill period of 60 calendar days. The securities purchase agreement lapsed according to its terms. On March 13, 2015, we entered into a securities purchase follow-up agreement under which we reduced the number of Ruthigen shares to be sold to the investors mentioned above to 1,650,000 at a price of $2.75 per share, provided that 50,000 shares may be sold to another investor prior to closing, and extended the expiration date of the standstill period to March 13, 2015. The aggregate purchase price of the sale will be $4,537,500. This sale has been triggered by Ruthigen’s announcement of its merger on March 13, 2015. The sale is expected to close at the time of the Ruthigen merger and prior to August 13, 2015, except that such date may be extended for up to 60 calendar days at our sole discretion. If the Ruthigen merger does not close by August 13, 2015 or the extended date, there will be no obligation to purchase the shares. Completion of the merger is subject to the satisfaction or waiver of a number of conditions as set forth in the Merger Agreement, such as the approval of the merger by the shareholders of both Ruthigen and Pulmatrix. There can be no assurance that Ruthigen and Pulmatrix will be able to satisfy the closing conditions or that closing conditions beyond their control will be satisfied or waived. If the Pulmatrix-Ruthigen merger does not close by October 12, 2015, our sale of the Ruthigen shares will not close and we will continue to hold the Ruthigen shares. In addition, if Ruthigen does not proceed with the merger, it is uncertain what effects a termination of the merger would have on Ruthigen’s business and results of operations, and therefore the value of the shares.

We may never receive any royalty or milestone payments as established in our License and Supply Agreement with Ruthigen.

We entered into a license and supply agreement with Ruthigen on May 23, 2013, which was subsequently amended on October 9, 2013, November 6, 2013, January 31, 2014 and March 13, 2015, or the License and Supply Agreement. Pursuant to the terms of the License and Supply Agreement, we agreed to an exclusive license of certain of our proprietary technology to Ruthigen in order to enable Ruthigen’s research and development and commercialization of the newly discovered RUT58-60, and any improvements to it, in the United States, Canada, European Union and Japan, referred to as the Territory, for certain invasive procedures in humans as defined in the License and Supply Agreement. On March 13, 2015, we entered into an agreement with Pulmatrix under which we agreed to waive Ruthigen’s obligation to develop and commercialize the Ruthigen products pursuant to the License and Supply Agreement between us and Ruthigen, until the earlier of August 31, 2016 or one year after the effective date of the Pulmatrix-Ruthigen merger. Additionally, we agreed that Ruthigen may assign and/or delegate its rights and obligations under the License and Supply Agreement to a credible third party and sell substantially all of the pre-merger Ruthigen business, including any of our licensed products. We were granted a right of first refusal prior to a sale of the pre-merger business of Ruthigen with a minimum aggregate purchase price of $1.0 million. In the case of such a proposed sale, Ruthigen must first notify us of the pending transaction and we will have five business days after receipt of such notice to notify Ruthigen whether we intend to acquire the pre-merger business of Ruthigen on exactly the same terms, including the amount and kind of consideration, unless securities of the proposed acquirer will be offered as consideration, in which case we will instead pay cash equal to the fair market value of such securities. If we do not exercise our right of first refusal, Ruthigen may consummate the transaction pursuant to the agreed upon terms. Additionally, if such a transaction is consummated and the transaction generates aggregate proceeds in excess of $10.0 million, Ruthigen will be obligated to pay ten percent of the aggregate gross proceeds to us within ten calendar days.

Even if Ruthigen continues to develop and commercialize RUT58-60, Ruthigen may never achieve the milestones established in the License and Supply Agreement or have the funds available to make the milestone payments and thus, we may never receive the milestone payments. If the entity surviving the Ruthigen merger does not develop RUT58-60, or an entity purchasing the rights to develop RUT58-60 does not develop RUT58-60 we may not receive milestone payments.

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

We have obtained ten 510(k) clearances in the United States that permit us to sell Microcyn®-based products as medical devices. However, before we are permitted to sell Microcyn® as a drug in the United States, we must, among other things, successfully complete additional preclinical studies and well-controlled clinical trials, submit a new drug application to the FDA and obtain FDA approval.

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

The developing, testing, manufacturing, marketing and selling of medical technology products is subject to extensive regulation by numerous governmental authorities in the United States and other countries. The process of obtaining regulatory clearance and approval of medical technology products is costly and time consuming. Even though their underlying product formulations may be the same or similar, our products are subject to different regulations and approval processes depending upon their intended use.

To obtain regulatory approval of our products as drugs in the United States, we must first show that our products are safe and effective for target indications through preclinical studies consisting of laboratory and animal testing and clinical trials consisting of human testing. The FDA generally clears marketing of a medical device through the 510(k) pre-market clearance process if it is demonstrated the new product has the same intended use and the same or similar technological characteristics as another legally marketed Class II device, such as a device already cleared by the FDA through the 510(k) premarket notification process, and otherwise meets the FDA’s requirements. Product modifications, including labeling the product for a new intended use, may require the submission of a new 510(k) clearance and FDA approval before the modified product can be marketed.

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

Distribution of our products outside the United States is subject to extensive government regulation. These regulations, including the requirements for approvals or clearance to market; the time required for regulatory review and the sanctions imposed for violations, vary from country to country. We do not know whether we will obtain regulatory approvals in such countries or that we will not be required to incur significant costs in obtaining or maintaining these regulatory approvals. In addition, the export by us of certain of our products that have not yet been cleared for domestic commercial distribution may be subject to FDA export restrictions. Failure to obtain necessary regulatory approvals, the restriction, suspension or revocation of existing approvals or any other failure to comply with regulatory requirements would have a material adverse effect on our future business, financial condition, and results of operations.

If our products do not gain market acceptance, our business will suffer because we might not be able to fund future operations.

A number of factors may affect the market acceptance of our products or any other products we develop or acquire, including, among others:

•	the price of our products relative to other products for the same or similar treatments;

•	the perception by patients, physicians and other members of the healthcare community of the effectiveness and safety of our products for their indicated applications and treatments;

•	changes in practice guidelines and the standard of care for the targeted indication;

•	our ability to fund our sales and marketing efforts; and

•	the effectiveness of our sales and marketing efforts or our partners’ sales and marketing efforts.

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

Competitors have and may continue to develop products with similar characteristics to Microcyn®. Such similar products marketed by larger competitors can hinder our efforts to penetrate the market. As a result, we may be forced to modify or alter our business and regulatory strategy and sales and marketing plans, as a response to changes in the market, competition and technology limitations, among others. Such modifications may pose additional delays in achieving our goals.

We depend on third parties and intend to continue to license or collaborate with third parties in various potential markets, and events involving these strategic partners or any future collaboration could delay or prevent us from developing or commercializing products.

Our business strategy and our short- and long-term operating results depend in part on our ability to execute on existing strategic collaborations and to license or partner with new strategic partners. We believe collaborations allow us to leverage our resources and technologies and to access markets that are compatible with our own core areas of expertise while avoiding the cost of establishing or maintaining a direct sales force in each market. We may incur significant costs in the use of third parties to identify and assist in establishing relationships with potential collaborators. We currently have a small direct sales force, which sells our products in the tissue care, dermatology, and women’s health markets, and we intend to slowly expand the geographical coverage of our direct sales force.

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

We currently use a direct sales force to sell our products in the tissue care, dermatology, and women’s health markets, while we have established partnerships to commercialize our products in the animal healthcare and dermatology markets. Expanding our sales force is expensive and time consuming, and the lack of qualified sales personnel could delay or limit the success of our product launch in the United States. Our domestic sales force competes with the sales operations of our competitors, which are better funded and more experienced. We may not be able to develop domestic sales capacity on a timely basis, or at all.

Our dependence on a commission-based sales force and distributors for sales could limit or prevent us from selling our products in certain markets.

We currently depend on a commission-based sales force and distributors to sell Microcyn® in the United States, Europe and other countries, and intend to continue to sell our products primarily through a commission-based sales force and distributors in Europe and the United States for the foreseeable future. If we are unable to expand our direct sales force, we will continue to rely on a commission-based sales force and distributors to sell Microcyn®. Our existing commission-based sales force and distribution agreements are generally short-term in duration, and we may need to pursue alternate partners if the other parties to these agreements terminate or elect not to renew their agreements. If we are unable to retain our current commission-based sales force and distributors for any reason, we must replace them with alternate salespeople and distributors experienced in supplying the tissue care market, which could be time-consuming and divert management’s attention from other operational matters. In addition, we will need to attract additional distributors to expand the geographic areas in which we sell Microcyn®. Distributors may not commit the necessary resources to market and sell our products to the level of our expectations, which could harm our ability to generate revenues. In addition, some of our distributors may also sell products that compete with ours. In some countries, regulatory licenses must be held by residents of the country. For example, the regulatory approval for one of our products in India is owned and held by our Indian distributor. If the licenses are not in our name or under our control, we might not have the power to ensure their ongoing effectiveness and use by us. If current or future distributors do not perform adequately, or we are unable to locate distributors in particular geographic areas, we may not realize long-term revenue growth in certain markets.

If we fail to comply with ongoing regulatory requirements, or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market.

Regulatory approvals or clearances that we currently have and that we may receive in the future are subject to limitations on the indicated uses for which the products may be marketed, and any future approvals could contain requirements for potentially costly post-marketing follow-up studies. If the FDA determines that our promotional materials or activities constitute promotion of an unapproved use or we otherwise fail to comply with FDA regulations, we may be subject to regulatory enforcement actions, including warning letters, injunctions, seizures, civil fines or criminal penalties. In addition, the manufacturing, labeling, packaging, adverse event reporting, storing, advertising, promoting, distributing and record-keeping for approved products are subject to extensive regulation. We are subject to continued supervision by European regulatory agencies relating to our CE markings and are required to report any serious adverse incidents to the appropriate authorities. Our manufacturing facilities, processes and specifications are subject to periodic inspection by the FDA, Mexican and other regulatory authorities and from time to time, we may receive notices of deficiencies from these agencies as a result of such inspections. Our failure to continue to meet regulatory standards or to remedy any deficiencies could result in restrictions being imposed on our products or manufacturing processes, fines, suspension or loss of regulatory approvals or clearances, product recalls, termination of distribution, product seizures or the need to invest substantial resources to comply with various existing and new requirements. In the more egregious cases, criminal sanctions, civil penalties, disgorgement of profits or closure of our manufacturing facilities are possible. The subsequent discovery of previously unknown problems with Microcyn®, including adverse events of unanticipated severity or frequency, may result in restrictions on the marketing of our products, and could include voluntary or mandatory recall or withdrawal of products from the market.

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

We also have agreed to certain prohibitions on our intellectual property. Pursuant to the License and Supply Agreement we entered into with our formerly wholly-owned subsidiary, Ruthigen, we agreed to exclusively license certain of our proprietary technology to Ruthigen to enable Ruthigen’s research and development and commercialization of RUT58-60, and any improvements to it, in the United States, Canada, European Union and Japan for certain invasive procedures in human treatment as defined in the License and Supply Agreement. Under the terms of the agreement, we are also prohibited from using the licensed proprietary technology to sell products that compete with Ruthigen’s products within the defined territory.

Although we have filed several U.S. and foreign patent applications related to our Microcyn®-based products, the manufacturing technology for making the products, and their uses, only eight U.S. patents have been issued from these applications to date.

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

We operate in the State of California. The laws of California prevent us from imposing a delay before an employee who may have access to trade secret and propriety know-how can commence employment with a competing company. Although we may be able to pursue legal action against competitive companies improperly using our proprietary information, we may not be aware of any use of our trade secrets and proprietary know-how until after significant damages has been done to our Company.

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

On occasion, we may receive notices of claims of infringement, misappropriation or misuse of other parties’ proprietary rights. We may have disputes regarding intellectual property rights with the parties that have licensed those rights to us. We may also initiate claims to defend our intellectual property. Intellectual property litigation, regardless of its outcome, is expensive and time-consuming, and could divert management’s attention from our business and have a material negative effect on our business, operating results or financial condition. In addition, the outcome of such litigation may be unpredictable. If there is a successful claim of infringement against us, we may be required to pay substantial damages, including treble damages if we were to be found to have willfully infringed a third party’s patent, to the party claiming infringement, develop non-infringing technology, stop selling our products or using technology that contains the allegedly infringing intellectual property or enter into royalty or license agreements that may not be available on acceptable or commercially practical terms, if at all. Our failure to develop non-infringing technologies or license the proprietary rights on a timely basis could harm our business. In addition, modifying our products to exclude infringing technologies could require us to seek re-approval or clearance from various regulatory bodies for our products, which would be costly and time consuming. Also, we may be unaware of pending patent applications that relate to our technology. Parties making infringement claims on future issued patents may be able to obtain an injunction that would prevent us from selling our products or using technology that contains the allegedly infringing intellectual property, which could harm our business.

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

There is significant uncertainty concerning third-party coverage and reimbursement of newly approved medical products and drugs. Third-party payors are increasingly challenging the prices charged for medical products and services. Also, the trend toward managed healthcare in the United States and the concurrent growth of organizations such as HMOs, as well as the recently enacted “Affordable Care Act,” may result in lower prices for or rejection of our products. The cost containment measures that health care payors and providers are instituting and the effect of any healthcare reform could materially and adversely affect our ability to generate revenues.

In both the United States and some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the health care system in ways that could affect our ability to sell our products profitably. In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, also called the Medicare Modernization Act, or MMA, changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for physician-administered drugs. In addition, this legislation provided authority for limiting the number of drugs that will be covered in any therapeutic class. As a result of this legislation and the expansion of federal coverage of drug products, we expect that there will be additional pressure to contain and reduce costs. These cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for any approved products and could seriously harm our business. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policies and payment limitations in setting their own reimbursement rates, and therefore any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors.

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, the PPACA, became law in the United States. The goal of PPACA is to reduce the cost of health care and substantially change the way health care is financed by both governmental and private insurers. While we cannot predict what impact on federal reimbursement policies this legislation will have in general or on our business specifically, the PPACA may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of our Microcyn® products.

We expect to experience pricing pressures in connection with the sale of our Microcyn® products, due to the trend toward managed health care, the increasing influence of health maintenance organizations and additional legislative proposals. If we fail to successfully secure and maintain reimbursement coverage for our products or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our products and our business will be harmed.

We could be required to indemnify third parties for alleged intellectual property infringement, which could cause us to incur significant costs.

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

We have material international operations in Mexico and Europe. During the year ended March 31, 2015 and 2014, approximately 73% and 58% of our total product related revenue respectively were generated from sales outside of the United States. Our business is highly regulated for the use, marketing and manufacturing of our Microcyn®-based products both domestically and internationally. Our international operations are subject to risks, including:

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

We plan to continue to market and sell our products internationally to respond to customer requirements and market opportunities. We currently have manufacturing facilities in Mexico and the United States. Establishing operations in any foreign country or region presents risks such as those described above as well as risks specific to the particular country or region. In addition, until a payment history is established over time with customers in a new geographic area or region, the likelihood of collecting receivables generated by such operations could be less than our expectations. As a result, there is a greater risk that the reserves set with respect to the collection of such receivables may be inadequate. If our operations in any foreign country are unsuccessful, we could incur significant losses and we may not achieve profitability.

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

Although we have a significant number of customers in each of the geographic markets that we operate in, we rely on certain key customers for a significant portion of our revenues. During the year ended March 31, 2015, More Pharma/Laboratorios Sanfer represented 47%, and Innovacyn represented 8% of our net revenues. During the year ended March 31, 2014, More Pharma represented 38%, and Innovacyn represented 23% of net revenues. In the future, a small number of customers may continue to represent a significant portion of our total revenues in any given period. These customers may not consistently purchase our products at a particular rate over any subsequent period. The loss of any of these customers could adversely affect our revenues.

More Pharma was recently acquired by Laboratorios Sanfer S.A. de C.V. All terms and conditions or our license, exclusive distribution and supply agreement with More Pharma will transfer to Laboratorios Sanfer and will remain in effect. However, we can give no assurance as to the timing or impact the acquisition will have on our operating results. In addition, Innovacyn notified us in April 2014 that it intended to transition to a new supplier for its animal care products. Because of Innovacyn’s failure to perform under the arrangements, we terminated the agreements on December 15, 2014. Most of their animal care product was transitioned to the new supplier. As part of our search for new animal healthcare partners, on February 1, 2015, we entered into an agreement with SLA Brands, Inc. pursuant to which SLA will be our exclusive sales representative and distributor of pet specialty and equine products within the United States and Canada for pet and equine specialty retailers, catalogs and distributors. The agreement is effective through February 1, 2016, and will continue year to year until terminated by either party with 60 calendar days’ notice. Our revenues in animal healthcare have been and will continue to be adversely impacted during this transition period.

Negative economic conditions increase the risk that we could suffer unrecoverable losses on our customers’ accounts receivable which would adversely affect our financial results.

We grant credit to our business customers, which are primarily located in Mexico, Europe and the United States. Collateral is generally not required for trade receivables.  We maintain allowances for potential credit losses. At March 31, 2015, Laboratorios Sanfer, which recently acquired More Pharma, represented 56% and Dyamed represented 14% of our net accounts receivable balance. At March 31, 2014, More Pharma represented 44%, Exeltis represented 15%, and Innovacyn represented 12% of our net accounts receivable balance. While we believe we have a varied customer base and have experienced strong collections in the past, if current economic conditions disproportionately impact any one of our key customers, including reductions in their purchasing commitments to us or their ability to pay their obligations, it could have a material adverse effect on our revenues and liquidity. We have not purchased insurance on our accounts receivable balances.

More Pharma was recently acquired by Laboratorios Sanfer S.A. de C.V. All terms and conditions or our license, exclusive distribution and supply agreement with More Pharma will transfer to Laboratorios Sanfer and will remain in effect. However, we can give no assurance as to the timing or impact the acquisition will have on our operating results. In addition, Quinnova was recently acquired by Everett Laboratories, Inc., now named Exeltis USA, Inc., a part of Chemo Group. On November 13, 2014, we received a letter from Exeltis claiming we are in breach of our terminated Exclusive Sales and Distribution Agreement, as further disclosed in the section Legal Proceedings elsewhere in this annual report on Form 10-K. We intend to defend this matter vigorously and do not believe an accrual for a potential loss relating to this matter is necessary at this time. We continue to allow Exeltis to sell the Alevicyn gel at this time while we are building our own direct sales force to sell new products, different than those products sold by Exeltis, including a prescription scar product approved by the FDA into the dermatology markets. While we believe this claim is without merit, there can be no assurances provided by us that the outcome of this matter will be favorable to us or will not have a negative impact on our consolidated financial position or results from operations. Exeltis continues to purchase products from us under a new, non-exclusive distribution agreement for sale to their customers under their own brand. In addition, Innovacyn notified us in April 2014 that it intended to transition to a new supplier for its animal care products. Because of Innovacyn’s failure to perform under the arrangements, we terminated the agreements on December 15, 2014. Most of their animal care product was transitioned to the new supplier. As part of our search for new animal healthcare partners, on February 1, 2015, we entered into an agreement with SLA Brands, Inc. pursuant to which SLA will be our exclusive sales representative and distributor of pet specialty and equine products within the United States and Canada for pet and equine specialty retailers, catalogs and distributors. The agreement is effective through February 1, 2016, and will continue year to year until terminated by either party with 60 calendar days’ notice. Our revenues in animal healthcare have been and will continue to be adversely impacted during this transition period.

The loss of key members of our senior management team, any of our directors, or our highly skilled scientists, technicians and salespeople could adversely affect our business.

Our success depends largely on the skills, experience and performance of key members of our executive management team, including Jim Schutz, our Chief Executive Officer, Robert Miller, our Chief Financial Officer, Bruce Thornton, our Executive Vice President of International Operations and Sales, and Robert Northey, our Vice President of Research and Development. The efforts of these people will be critical to us as we continue to develop our products and attempt to commercialize products in the tissue and dermatology markets. If we were to lose one or more of these individuals, we might experience difficulties in competing effectively, developing our technologies and implementing our business strategies.

Our research and development programs depend on our ability to attract and retain highly skilled scientists and technicians. We may not be able to attract or retain qualified scientists and technicians in the future due to the intense competition for qualified personnel among medical technology businesses, particularly in the San Francisco Bay Area. We also face competition from universities and public and private research institutions in recruiting and retaining highly qualified personnel. In addition, our success depends on our ability to attract and retain salespeople with extensive experience in advanced tissue care and dermatology, and who have close relationships with the medical community, including physicians and other medical staff. We may have difficulties locating, recruiting or retaining qualified salespeople, which could cause a delay or decline in the rate of adoption of our products. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will adversely affect our ability to support our research, development and sales programs.

The dermatology, tissue and animal healthcare industries are highly competitive and subject to rapid technological change. If our competitors are better able to develop and market products that are less expensive or more effective than any products that we may develop, our commercial opportunity will be reduced or eliminated.

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

An important element of our business strategy is to enter into collaborative or license arrangements under which we license our Microcyn® Technology to other parties for development and commercialization. We expect to seek collaborators for our drug candidates and for a number of our potential products because of the expense, effort and expertise required to conduct additional clinical trials and further develop those potential product candidates. Because collaboration arrangements are complex to negotiate, we may not be successful in our attempts to establish these arrangements. If we need third party assistance in identifying and negotiating one or more acceptable arrangements, it might be costly. Also, we may not have products that are desirable to other parties, or we may be unwilling to license a potential product because the party interested in it is a competitor. The terms of any arrangements that we establish may not be favorable to us. Alternatively, potential collaborators may decide against entering into an agreement with us because of our financial, regulatory or intellectual property position or for scientific, commercial or other reasons. If we are not able to establish collaborative agreements, we may not be able to develop and commercialize new products, which would adversely affect our business and our revenues.

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

If we fail to comply with the FDA’s rules and regulations and are subject to an FDA recall as part of an FDA enforcement action, the associated costs could have a material adverse effect on our business, financial position, results of operations and cash flows.

Our Company, our products, the manufacturing facilities for our products, the distribution of our products, and our promotion and marketing materials are subject to strict and continual review and periodic inspection by the FDA and other regulatory agencies for compliance with pre-approval and post-approval regulatory requirements.

If we fail to comply with the FDA’s rules and regulations, we could be subject to an enforcement action by the FDA. The FDA could undertake regulatory actions, including seeking a consent decree, recalling or seizing our products, ordering a total or partial shutdown of production, delaying future marketing clearances or approvals, and withdrawing or suspending certain of our current products from the market. A product recall, restriction, or withdrawal could result in substantial and unexpected expenditures, destruction of product inventory, and lost revenues due to the unavailability of one or more of our products for a period of time, which could reduce profitability and cash flow. In addition, a product recall or withdrawal could divert significant management attention and financial resources. If any of our products are subject to an FDA recall, we could incur significant costs and suffer economic losses. Production of our products could be suspended and we could be required to establish inventory reserves to cover estimated inventory losses for all work-in-process and finished goods related to products we, or our third-party contractors, manufacture. A recall of a material amount of our products could have a significant, unfavorable impact on our future gross margins.

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

Product recalls, product liability claims, even if unmerited or unsuccessful, or any other events that cause consumers to no longer associate our brand with high quality and safe products may also result in adverse publicity, hurt the value of our brand, harm our reputation among our customers and other healthcare professionals who use or recommend the products, lead to a decline in consumer confidence in and demand for our products, and lead to increased scrutiny by federal and state regulatory agencies of our operations, any of which could have a material adverse effect on our brand, business, performance, prospects, value, results of operations and financial condition.

Risks Related to Our Common Stock

The market price of our common stock may be volatile, and the value of your investment could decline significantly.

The trading price for our common stock has been, and we expect it to continue to be, volatile. The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results, our financial situation, announcements of new products by us or our competitors, our ability or inability to raise the additional capital we may need and the terms on which we raise it, and general market and economic conditions. Some of these factors are beyond our control. Broad market fluctuations may lower the market price of our common stock and affect the volume of trading in our stock, regardless of our financial condition, results of operations, business or prospects. It is impossible to assure you that the market price of our shares of common stock will not fall in the future.

Our operating results may fluctuate, which could cause our stock price to decrease.

Fluctuations in our operating results may lead to fluctuations, including declines, in our share price. Our operating results and our share price may fluctuate from period to period due to a variety of factors, including:

•	demand by physicians, other medical staff and patients for our Microcyn®-based products;

•	reimbursement decisions by third-party payors and announcements of those decisions;

•	clinical trial results published by others in our industry and publication of results in peer-reviewed journals or the presentation at medical conferences;

•	the inclusion or exclusion of our Microcyn®-based products in large clinical trials conducted by others;

•	actual and anticipated fluctuations in our quarterly financial and operating results;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	issues in manufacturing our product candidates or products;

•	new or less expensive products and services or new technology introduced or offered by our competitors or by us;

•	the development and commercialization of product enhancements;

•	changes in the regulatory environment;

•	delays in establishing new strategic relationships;

•	costs associated with collaborations and new product candidates;

•	introduction of technological innovations or new commercial products by us or our competitors;

•	litigation or public concern about the safety of our product candidates or products;

•	changes in recommendations of securities analysts or lack of analyst coverage;

•	failure to meet analyst expectations regarding our operating results;

•	additions or departures of key personnel; and

•	general market conditions.

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

Anti-takeover provisions in our certificate of incorporation and bylaws and under Delaware law may make it more difficult for stockholders to change our management and may also make a takeover difficult.

Our corporate documents and Delaware law contain provisions that limit the ability of stockholders to change our management and may also enable our management to resist a takeover. These provisions include:

•	the ability of our Board of Directors to issue and designate, without stockholder approval, the rights of up to 714,286 shares of convertible preferred stock, which rights could be senior to those of common stock;

•	limitations on persons authorized to call a special meeting of stockholders; and

•	advance notice procedures required for stockholders to make nominations of candidates for election as directors or to bring matters before meetings of stockholders.

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

We currently have significant “equity overhang” which could adversely affect the market price of our common stock and impair our ability to raise additional capital through the sale of equity securities in the future.

We currently have significant “equity overhang.” The possibility that substantial amounts of our common stock may be issued to and then sold by investors, or the perception that such issuances and sales could occur, often called “equity overhang,” could adversely affect the market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities in the future. The consummation of the exercise of warrants for common stock would significantly increase the number of issued and outstanding shares of our common stock.

Our stockholders may experience substantial dilution in the value of their investment if we issue additional shares of our capital stock or other securities convertible into common stock.

Our Restated Certificate of Incorporation, as amended, allows us to issue up to 30,000,000 shares of our common stock and to issue and designate, without stockholder approval, the rights of up to 714,286 shares of preferred stock. In the event we issue additional shares of our capital stock, dilution to our stockholders could result. In addition, if we issue and designate a class of convertible preferred stock, these securities may provide for rights, preferences or privileges senior to those of holders of our common stock. Additionally, if we issue preferred stock, it may convert into common stock at a ratio of 1:1 or greater because our Restated Certificate of Incorporation, as amended, allows us to designate a conversion ratio without limitations.

Shares issuable upon the conversion of warrants or the exercise of outstanding options may substantially increase the number of shares available for sale in the public market and depress the price of our common stock.

As of March 31, 2015, we had outstanding warrants exercisable for an aggregate of 7,740,514 shares of our common stock at a weighted average exercise price of approximately $2.50 per share. In addition, as of March 31, 2015, options to purchase an aggregate of 2,876,885 shares of our common stock were outstanding at a weighted average exercise price of approximately $6.96 per share and a weighted average contractual term of 7.82 years. In addition, 1,456,130 shares of our common stock were available on March 31, 2015 for future option grants under our Amended and Restated 2006 Stock Incentive Plan, our 2011 Stock Incentive Plan, our Non-Employee Director Compensation Plan, and our 2016 Bonus Plan. To the extent any of these warrants or options are exercised and any additional options are granted and exercised, there will be further dilution to stockholders and investors. Until the options and warrants expire, these holders will have an opportunity to profit from any increase in the market price of our common stock without assuming the risks of ownership. Holders of options and warrants may convert or exercise these securities at a time when we could obtain additional capital on terms more favorable than those provided by the options or warrants. The exercise of the options and warrants will dilute the voting interest of the owners of presently outstanding shares by adding a substantial number of additional shares of our common stock.

We have filed several registration statements with the SEC, so that substantially all of the shares of our common stock which are issuable upon the exercise of outstanding warrants and options may be sold in the public market. The sale of our common stock issued or issuable upon the exercise of the warrants and options described above, or the perception that such sales could occur, may adversely affect the market price of our common stock.

ITEM 2. Properties

We currently lease the following properties:

Location	Rent per month	Purpose
1129 N. McDowell Blvd., Petaluma, CA 94954, USA	USD 11,072	Principal executive office, also used for research and manufacturing
454 North 34th Street, Seattle, Wash. 98103, USA	USD 2,700	Shared office and laboratory space
Suite 130, First Floor, 2500 York Road, Jamison, PA 18929	USD 2,126	Office
Av De Las Americas, 1592 Piso 7, en la Colonia Country Club en Guadalajara Jalisco, CP 44637, Mexico	MXN 23,400	Office
Nusterweg 123, 6136 ST Sittard (gemeente Sittard, sectie K, nummers 2765 en 2778) Herten, the Netherlands	Euro 6,250	Office

As we expand, we may need to establish manufacturing facilities in other countries. We believe that our properties will be adequate to meet our needs for at least the next 12 months.

ITEM 3. Legal Proceedings

On November 13, 2014, we received a letter from Exeltis USA Dermatology, Inc. formerly known as Quinnova Pharmaceuticals, Inc., claiming that we breached the exclusive sales and distribution agreement with Exeltis. Specifically, Exeltis claimed that the marketing and selling of our Alevicyn gel product violates the terms of the terminated exclusive sales and distribution agreement and demanded we cease and desist from any further marketing or sales. We believe that the marketing and selling of our Alevicyn gel is not in violation of the terminated former exclusive sales and distribution agreement and that the claims made by Exeltis are without merit. Exeltis continues to purchase products from us under a new, non-exclusive distribution agreement for sale to their customers under their own brand. We intend to defend this matter vigorously and do not believe an accrual for a potential loss relating to this matter is necessary at this time. While we believe this claim is without merit, there can be no assurances provided that the outcome of this matter will be favorable to us or will not have a negative impact on our consolidated financial position or results from operations.

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on The NASDAQ Capital Market under the symbol “OCLS” and has been trading since our initial public offering on January 25, 2007. The warrants we issued in connection with our January 2015 offering are traded on The NASDAQ Capital Market under the symbol “OCLSW” since January 21, 2015.

The following table sets forth the range of high and low sales prices for our common stock for each quarter during the last two fiscal years, based on the last daily sale in each of the quarters:

	Year Ended March 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Stock price-high	$4.14	$2.98	$2.32	$1.52
Stock price-low	$2.90	$2.12	$1.40	$0.77

	Year Ended March 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Stock price-high	$6.00	$3.07	$4.74	$5.84
Stock price-low	$2.49	$2.31	$2.31	$3.03

Holders

As of June 1, 2015, we had approximately 371 holders of record of our common stock. Holders of record include nominees who may hold shares on behalf of multiple owners.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain all future earnings for the operation of our business and we do not currently intend to pay any cash dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required to be disclosed by Item 201(d) of Regulation S-K, “Securities Authorized for Issuance Under Equity Compensation Plans,” is incorporated herein by reference. Refer to Item 12 of Part III of this annual report on Form 10-K for additional information.

Recent Sales of Unregistered Securities

We did not issue or sell any unregistered equity securities during the quarter ended March 31, 2015.

Use of Proceeds from Registered Securities

On January 20, 2015, we entered into an underwriting agreement with Maxim Group LLC with respect to the issuance and sale of an aggregate of 6,250,000 shares of common stock, par value $0.0001 per share, together with warrants to purchase an aggregate of 4,687,500 shares of our common stock at an exercise price equal to $1.30 per share in an underwritten public offering. The public offering price for each share of common stock together with 0.75 of a warrant was $1.00. Pursuant to the underwriting agreement, we also granted Maxim Group LLC a 45-day option to purchase an additional 937,500 shares of common stock and/or 703,125 warrants to purchase an additional 703,125 shares of common stock to cover any over-allotments made by the underwriters in the sale and distribution of the shares and warrants. On January 21, 2015, Maxim Group LLC exercised the over-allotment option with respect to 703,125 warrants. The offering, including the partial exercise of the over-allotment option, closed on January 26, 2015. On March 3, 2015, Maxim Group LLC exercised the over-allotment option with respect to 134,500 shares of common stock, which closed on March 6, 2015. The registration statement for the sale of the shares of common stock and warrants sold in the public offering became effective January 20, 2015, under the SEC file number 333-200461.

Pursuant to the underwriting agreement, we agreed to pay the underwriters a cash fee equal to 8% of the aggregate gross proceeds raised in this offering. We also issued to the underwriters, Maxim Group LLC and Dawson James Securities, Inc., or their respective designees, warrants, or the Representative’s Warrants, to purchase up to a total of 319,224 shares of common stock (5% of the shares of common stock sold including the over-allotment option) at an initial exercise price of $1.10 per share of common stock. The warrants and the Representative’s Warrants have a term of five years. Pursuant to customary FINRA rules, the Representative’s Warrants are subject to a 180-day lock-up pursuant to which the representative will not sell, transfer, assign, pledge, or hypothecate these warrants or the securities underlying these warrants, nor will it engage in any hedging, short sale, derivative, put, or call transaction that would result in the effective economic disposition of the warrants or the underlying securities for a period of 180 days from the date of the prospectus relating to the offering. We have registered the shares underlying the warrants and the Representative’s Warrants. We also agreed to pay Maxim Group LLC a non-accountable expense allowance relating to the offering, including without limitation the reasonable fees, disbursements and other charges of the underwriters’ counsel, up to $100,000, and non-legal expense reimbursements up to $25,000.

The gross proceeds from the sale of the shares of common stock and the warrants, including the partial exercise of the over-allotment option was $6,392,000, and net proceeds of $5,444,000 after deducting underwriting discounts and commissions and other offering expenses. As of March 31, 2015, we have not used any of the proceeds from the offering. We intend to use the net proceeds received from this offering to increase our direct sales force, to develop and launch new products and for general working capital.

Issuer Purchases of Equity Securities

There were no repurchases made by us or on our behalf, or by any “affiliated purchaser,” of shares of our common stock during the quarter ended March 31, 2015.

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

To date, we have obtained eleven clearances from the U.S. Food and Drug Administration, or FDA, that permit us to sell our Microcyn®-based products as medical devices for Section 510(k) of the Federal Food, Drug and Cosmetic Act in the United States. However, we do not have the necessary regulatory approvals to market Microcyn® as a drug.

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

In 2013 and 2014, we added new members to our Board of Directors, thus enhancing our expertise in sales, marketing, strategy and dermatology, and we hired new managers to complement our executive team. Our new team commenced a strategic realignment of our business with a sharp focus on dermatology markets. Our decision to focus on dermatology was based on our already strong presence in this market and the ability of our core hypochlorous acid-based technology, Microcyn®, to address other dermatological indications including acne, atopic dermatitis, anti-itch and scar management.

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

A description of significant accounting policies that require us to make estimates and assumptions in the preparation of our consolidated financial statements is as follows:

Long-Term Investments

Our long-term investments consisted of the shares we own in Ruthigen at March 31, 2015. We carry securities that do not have a readily determinable fair value at cost. During the year ended March 31, 2015, we recorded an impairment loss in the amount of $4,650,000 which represents the difference between cost and the amount we agreed to sell our shares of Ruthigen.

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

We require all of our product sales to be supported by evidence of a sale transaction that clearly indicates the selling price to the customer, shipping terms and payment terms. Evidence of an arrangement generally consists of a contract or purchase order approved by the customer. We have ongoing relationships with certain customers from which we customarily accept orders by telephone in lieu of purchase orders.

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

The selling prices of all goods are fixed, and agreed to with the customer, prior to shipment. Selling prices are generally based on established list prices. We do not customarily permit our customers to return any products for monetary refunds or credit against completed or future sales. We may, from time to time, replace expired goods on a discretionary basis. We record these types of adjustments, when made, as a reduction of revenue. Sales adjustments were insignificant during the years ended March 31, 2015 and 2014.

We consistently evaluate the creditworthiness of new customers and monitor the creditworthiness of our existing customers to determine whether events or changes in their financial circumstances would raise doubt as to the collectability of a sale at the time in which a sale is made. Payment terms on sales made in the United States are generally 30 days and internationally, generally range from 30 days to 90 days. In the event a sale is made to a customer under circumstances in which collectability is not reasonably assured, we either require the customer to remit payment prior to shipment or defer recognition of the revenue until payment is received. We maintain a reserve for amounts which may not be collectible due to risk of credit losses.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board, or FASB, has issued Accounting Standards Update, or ASU, No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. We do not expect that the adoption of this standard has a material impact on our consolidated financial position and results of operations.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 – Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 (subject to a proposed additional one-year deferral) and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. We are currently evaluating the impact of the adoption of this standard on our consolidated financial position and results of operations.

The FASB has issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The guidance, which is effective for annual reporting periods ending after December 15, 2016, extends the responsibility for performing the going-concern assessment to management and contains guidance on how to perform a going-concern assessment and when going-concern disclosures would be required under U.S. GAAP.  We elected to early adopt the provisions of ASU 2014-15 in connection with the issuance of these consolidated financial statements.

Accounting standards that have been issued or proposed by the FASB, SEC and/or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the condensed consolidated financial statements upon adoption.

Comparison of the Years Ended March 31, 2015 and 2014

Revenues

Total revenues increased by $186,000 to $13,854,000 for the year ended March 31, 2015, as compared to $13,668,000 for the year ended March 31, 2014. Total revenues were up 1% from the same period last year, with increases in product revenue for the United States, Europe, Mexico, Middle East and Singapore, which were largely offset by decreases in revenues related to product licensing and royalty fees.

Product revenues in the United States were $1,978,000 for the year ended March 31, 2015, as compared to $1,406,000 for the year ended March 31, 2014. Product revenue increased by $572,000, or 41%, from the same period last year as a result of the launch of our dermatology and animal health care products as well as increases in our advanced wound tissue products. During the second half of the year ended March 31, 2015, we hired a direct sales force focused on dermatology and launched three new dermatology products. Additionally, at the end of the quarter ended March 31, 2015, we launched our animal health care products with our new animal health care partner, SLA Brands.

Product revenue in Mexico for the year ended March 31, 2015 increased by $1,295,000, or 34%, to $5,053,000 when compared to the same period in the prior year. The increase in revenue is due to strong growth in sales of our 120ml liquid products. On January 6, 2015, our customer in Mexico, More Pharma, notified us they had been acquired by Laboratorios Sanfer, S.A. de C.V., a Mexican based pharmaceutical company.

Product revenue in Europe and the Rest of the World for the year ended March 31, 2015 increased by $862,000, or 42%, to $2,908,000 as compared to the same period in the prior year, with increases in Europe, Middle East, Singapore, partially offset by a sales decrease in India. The increase in Europe is primarily the result of multiple new advanced wound tissue product line extensions including a gel product, as well as the addition of new European distributors.

The following table shows our product revenues by geographic region:

	Year Ended March 31,
	2015	2014	$ Change	% Change
United States	$1,978,000	$1,406,000	$572,000	41%
Mexico	5,053,000	3,758,000	1,295,000	34%
Europe and Rest of the World	2,908,000	2,046,000	862,000	42%
	9,939,000	7,210,000	2,729,000	38%
Product license fees and royalties	3,056,000	5,513,000	(2,457,000)	(45%	)
Total	$12,995,000	$12,723,000	$272,000	2%

In the year ended March 31, 2015, product license fees and royalties revenue declined primarily as a result of the termination of our agreement with Innovacyn and a decline in unit volume sold by Exeltis/Quinnova. Additionally, in the year ended March 31, 2014 our agreement with Onset/Precision was terminated.

The following table shows our product license fees and royalties revenue by partner:

	Year Ended March 31,
	2015	2014	$ Change	% Change
Exeltis/Quinnova	$437,000	$807,000	$(370,000)	(46%	)
Onset/Precision	–	27,000	(27,000)	(100%	)
Innovacyn	1,120,000	3,100,000	(1,980,000)	(64%	)
Laboratorios Sanfer and More Pharma	1,499,000	1,501,000	(2,000)	0%
China distributor	–	78,000	(78,000)	(100%	)
Total	$3,056,00	$5,513,000	$(2,457,000)	(45%	)

Service revenues were $859,000 and $945,000 for the years ended March 31, 2015 and 2014, respectively, due to a decrease in the number of tests provided by our services business.

Gross Profit

We reported gross profit related to our products of $7,087,000 or 55% of product revenues, during the year ended March 31, 2015, compared to a gross profit of $8,213,000, or 65% of product revenues, for the same period in the prior year. Licensing and royalty revenues are included in our calculation of product revenues and gross profit for the year ended March 31, 2015 and 2014. Gross margins declined primarily as a result of the decline in royalties related to Innovacyn.

Research and Development Expense

We reported research and development expense of $1,533,000 for the year ended March 31, 2015, representing a decrease of $1,354,000, or 47%, when compared to the same period in the prior year. The decrease is largely due to $1,378,000 of expenses incurred during the year ended March 31, 2014 by our formerly wholly-owned subsidiary Ruthigen, partially offset by an increase of $152,000 incurred during the year ended March 31, 2015 related to stock compensation expense.

We expect our research and development expenses will remain relatively flat over the next year.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by $853,000, or 7%, to $12,414,000 for the year ended March 31, 2015, compared to $11,561,000 for the same period in the prior year. The increase for the year ended March 31, 2015 was primarily due to higher sales and marketing expenses in the United States, Mexico and Europe due to the hiring of a direct dermatology sales force and costs related to the launch of three new dermatology products. These increases were partially offset by a decrease of $1,329,000 related to expenses incurred by our formerly wholly-owned subsidiary Ruthigen in the prior period.

We expect selling, general and administrative expenses to increase over the next several quarters, as we intend to increase our direct sales force and we launch additional products.

Interest Expense and Interest Income

Interest expense decreased by $1,055,000 to $3,000 for the year ended March 31, 2015, when compared to the same period in the prior year. The decrease for the year ended March 31, 2015 was related to decreases of $863,000 of non-cash interest expense and $192,000 of cash interest expense incurred, when compared to the same period in the prior year. The cash and non-cash interest during the year ended March 31, 2014 was primarily related to borrowings from Venture Lending & Leasing V, Inc. and Venture Lending & Leasing VI, Inc., or collectively VLL. As of March 16, 2014, the outstanding debt and all interest payments due to VLL were settled in full. Interest income for the year ended March 31, 2015 showed no material change as compared to the same period in the prior year.

Gain due to Change in Fair Value of Derivative Liabilities

In connection with our December 9, 2013 and February 26, 2014 registered direct offerings we issued a series of common stock purchase warrants, which contain cash settlement provisions. During the year ended March 31, 2015, we recorded a decrease in the fair value of our derivative liabilities of $3,164,000, primarily due to a decrease in our common stock price and the decreasing contractual term of the warrants.

Impairment loss on long-term investment

In connection with entering into agreements to sell our Ruthigen shares at a fixed price of $2.75 per share, we determined that the carrying value of the Ruthigen shares is impaired. As a result, during the year ended March 31, 2015, we recorded an impairment loss in the amount of $4,650,000 which represents the difference between cost and aggregate purchase price. We will continue to monitor our investment for potential impairment in future periods, and may determine that partial or full impairment may be necessary.

Other Expense, Net

Other expense, net of $56,000 for the year ended March 31, 2015, decreased $25,000, or 31%, from $81,000 for the same period in the prior year. The decrease in other expense, net for the year ended March 31, 2015 was primarily related to foreign exchange gains and losses and a decrease in franchise tax expenses.

Net Loss

Net loss for the year ended March 31, 2015 was $8,203,000, an increase of $11,938,000, as compared to net income of $3,735,000 for the same period in the prior year. As discussed above, the increase in net loss is primarily due to the decreases in our gross profit generated, the increase in our selling general and administrative expenses, and the impairment loss recorded in the year ended March 31, 2015 in the amount of $4,650,000 related to our investment in Ruthigen. Additionally, during the year ended March 31, 2014, we recorded a gain in the amount of $11,133,000 related to the accounting treatment of the deconsolidation of the former subsidiary which required us to record our investment in Ruthigen at cost.

Liquidity and Capital Resources

We reported a net loss of $8,203,000 and losses from operations of $6,659,000 for the year ended March 31, 2015. At March 31, 2015, our accumulated deficit amounted to $142,213,000. We had working capital of $7,066,000 as of March 31, 2015. In the future, we may raise additional capital from external sources in order to continue the longer term efforts contemplated under our business plan. We expect to continue incurring losses for the foreseeable future and may need to raise additional capital to pursue our product development initiatives, to penetrate markets for the sale of our products and continue as a going concern. We cannot provide any assurance that we will raise additional capital. Management believes that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means; however, we have not secured any commitment for new financing at this time nor can we provide any assurance that new financing will be available on commercially acceptable terms, if at all. If the economic climate in the U.S. deteriorates, our ability to raise additional capital could be negatively impacted. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet our obligations. These measures could cause significant delays in our efforts to commercialize our products, which is critical to the realization of our business plan and our future operations. These matters raise substantial doubt about our ability to continue as a going concern.

Sources of Liquidity

As of March 31, 2015, we had cash and cash equivalents of $6,136,000. Since our inception, substantially all of our operations have been financed through sales of equity securities. Other sources of financing that we have used to date include our revenues, as well as various loans.

Since April 1, 2013, substantially all of our operations have been financed through the following transactions:

•	proceeds of $1,295,000 received from the exercise of common stock purchase warrants and options;

•	net proceeds of $2,002,000 received from a registered direct offering on December 9, 2013;

•	net proceeds of $1,187,000 received from a registered direct offering on February 26, 2014;

•	net proceeds of $5,444,000 received from an underwritten public offering on January 26, 2015; and

•	net proceeds of $2,220,000 received from an At the Market Issuance of common stock as of June 9, 2015.

On January 20, 2015, we entered into an underwriting agreement with Maxim Group LLC with respect to the issuance and sale of an aggregate of 6,250,000 shares of common stock, par value $0.0001 per share, together with warrants to purchase an aggregate of 4,687,500 shares of our common stock at an exercise price equal to $1.30 per share in an underwritten public offering. The public offering price for each share of common stock together with 0.75 of a warrant was $1.00. Pursuant to the underwriting agreement, we also granted Maxim Group LLC a 45-day option to purchase an additional 937,500 shares of common stock and/or 703,125 warrants to purchase an additional 703,125 shares of common stock to cover any over-allotments made by the underwriters in the sale and distribution of the shares and warrants. On January 21, 2015, Maxim Group LLC exercised the over-allotment option with respect to 703,125 warrants. The offering, including the partial exercise of the over-allotment option, closed on January 26, 2015. On March 3, 2015, Maxim Group LLC exercised the over-allotment option with respect to 134,500 shares of common stock, which closed on March 6, 2015. The registration statement for the sale of the shares of common stock and warrants sold in the public offering became effective January 20, 2015, file number 333-200461.

Pursuant to the underwriting agreement, we agreed to pay the underwriters a cash fee equal to 8% of the aggregate gross proceeds raised in this offering. We also issued to the underwriters, Maxim Group LLC and Dawson James Securities, Inc., or their respective designees, warrants, or the Representative’s Warrants, to purchase up to a total of 319,224 shares of common stock (5% of the shares of common stock sold including the over-allotment option) at an initial exercise price of $1.10 per share of common stock. The warrants and the Representative’s Warrants have a term of five years. Pursuant to customary FINRA rules, the Representative’s Warrants are subject to a 180-day lock-up pursuant to which the representative will not sell, transfer, assign, pledge, or hypothecate these warrants or the securities underlying these warrants, nor will it engage in any hedging, short sale, derivative, put, or call transaction that would result in the effective economic disposition of the warrants or the underlying securities for a period of 180 days from the date of the prospectus relating to the offering. We have registered the shares underlying the warrants and the Representative’s Warrants. We also agreed to pay Maxim Group LLC a non-accountable expense allowance relating to the offering, including without limitation the reasonable fees, disbursements and other charges of the underwriters’ counsel, up to $100,000, and non-legal expense reimbursements up to $25,000.

The gross proceeds from the sale of the shares of common stock and the warrants, including the partial exercise of the over-allotment option was $6,392,000, and net proceeds of $5,444,000 after deducting underwriting discounts and commissions and other offering expenses. We intend to use the net proceeds received from this offering to increase our direct sales force, to develop and launch new products and for general working capital.

At-the-Market Sales Issuance

On April 2, 2014, we entered into an At-the-Market Issuance Sales Agreement with MLV & Co. LLC under which we may issue and sell shares of our common stock having an aggregate offering price of up to $9,159,000 from time to time through MLV acting as our sales agent. We will pay MLV a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through MLV as agent under the Sales Agreement. As of June 9, 2015, we sold 967,934 shares for gross proceeds of $2,350,000 and net proceeds of $2,220,000 after deducting commissions and other offering expenses.

Ruthigen Investment Securities Purchase Agreements

On January 8, 2015, we entered into a securities purchase agreement in which we agreed to sell our shares in Ruthigen to two accredited investors for an aggregate purchase price of $5,500,000 million upon the occurrence of a trigger event during a standstill period of 60 calendar days. The securities purchase agreement lapsed according to its terms. On March 13, 2015, we entered into a securities purchase follow-up agreement under which we reduced the number of Ruthigen shares to be sold to the investors mentioned above to 1,650,000 at a price of $2.75 per share, provided that 50,000 shares may be sold to another investor prior to closing, and extended the expiration date of the standstill period to March 13, 2015. The aggregate purchase price of the sale will be $4,537,500. This sale has been triggered by Ruthigen’s announcement of its merger on March 13, 2015, as further discussed above. The sale is expected to close at the time of the Ruthigen merger and prior to August 13, 2015, except that such date may be extended for up to 60 calendar days at our sole discretion. If the Ruthigen merger does not close by August 13, 2015 or the extended date, there will be no obligation to purchase the shares. If we sell the 50,000 shares prior to August 13, 2015, as may be extended, we must retain the voting rights for 50,000 shares until and through the closing of the Ruthigen merger. There can be no assurance provided that the Ruthigen merger will close and we will receive the proceeds from the securities purchase agreement.

On March 13, 2015, we also entered into a securities purchase agreement with several investors, under which we sold the remaining 350,000 Ruthigen shares at a purchase price of $2.75 per share, or an aggregate of $962,500 for all of the 350,000 Ruthigen shares. We agreed to retain the voting rights of the 350,000 Ruthigen shares until and through the closing of the Ruthigen merger. If the Ruthigen merger does not close on or prior to September 30, 2015, the shares will become fully tradeable and full voting rights will transfer to the buyers.

Material Trends and Uncertainties

In April of 2014, Innovacyn, our animal health care partner notified us that over the next year Innovacyn will transition to a new supplier of animal care products. Because of Innovacyn’s failure to perform under the arrangements, we terminated the agreements on December 15, 2014. Most of their animal care products was transitioned to our new partner, SLA Brands, Inc. For the fiscal year ended March 31, 2015, approximately 8% of our total revenues were derived from our agreement with Innovacyn. For the fiscal year ended March 31, 2014, approximately 23% of our total revenues were derived from our agreement with Innovacyn. During the years ended March 31, 2015 and 2014, we recorded revenue related to these agreements in the amounts of $1,120,000 and $3,100,000, respectively. Our revenue may be adversely impacted during this transition.

Cash Flows

As of March 31, 2015, we had cash and cash equivalents of $6,136,000, compared to $5,480,000 as of March 31, 2014.

Net cash used in operating activities during the year ended March 31, 2015 was $6,694,000, primarily due to our net loss of $8,203,000, offset by non-cash transactions during the year ended March 31, 2014, including: $4,650,000 of impairment loss related to our investment in Ruthigen; a $3,164,000 gain on the fair value adjustment of our derivative liabilities; and $1,771,000 of stock-based compensation expenses and $1,499,000 of upfront fees amortized related to More Pharma.

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

Net cash provided by investing activities was $875,000 for the year ended March 31, 2015, consisting of $130,000 related to equipment purchases offset by $963,000 received from the sale of 350,000 of our shares of Ruthigen common stock and $51,000 related to changes in long-term assets. Net cash used in investing activities was $445,000 for the year ended March 31, 2014, consisting of $504,000 related to equipment purchases offset by $59,000 related to changes in long-term assets.

Net cash provided by financing activities was $6,609,000 for the year ended March 31, 2015. During the period ended March 31, 2015, we received net proceeds from the January 26, 2015 underwritten offering of common stock and common stock purchase warrants of $5,444,000 and net proceeds of $1,341,000 from an At the Market Issuance of common stock. The offering proceeds were offset by principal payments on the debt in the amount of $176,000.

Net cash provided by financing activities was $2,945,000 for the year ended March 31, 2014. During the period ended March 31, 2014, we received net proceeds from the December 9, 2013 registered direct offering of common and preferred stock of $2,002,000 and net proceeds from the February 26, 2014 underwritten offering of common stock of $1,186,000. The offering proceeds were offset by principal payments on outstanding debt in the amount of $1,615,000. We also received $1,295,000 in connection with the exercise of common stock purchase warrants.

Contractual Obligations

As of March 31, 2015, we had contractual obligations as follows (long-term debt amounts include principal payments only:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	After 3 Years
Long-term debt	$87,000	$87,000	$–	$–
Operating leases	936,000	348,000	578,000	10,000
Total	$1,023,000	$435,000	$578,000	$10,000

Operating Capital and Capital Expenditure Requirements

We reported a net loss of $8,203,000 for the year ended March 31, 2015. At March 31, 2015, our accumulated deficit amounted to $142,213,000. We had working capital of $7,066,000 as of March 31, 2015.

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

To the Audit Committee of the

Board of Directors and Shareholders

of Oculus Innovative Sciences, Inc.

We have audited the accompanying consolidated balance sheets of Oculus Innovative Sciences, Inc. and Subsidiaries (the “Company”) as of March 31, 2015 and 2014, and the related consolidated statements of comprehensive (loss) income, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oculus Innovative Sciences, Inc. and Subsidiaries, as of March 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 2, the Company has incurred significant net losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Marcum LLP

New York, NY

June 16, 2015

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2015	2014
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$6,136	$5,480
Accounts receivable, net	1,517	1,790
Due from affiliate	–	537
Inventories, net	1,402	1,088
Prepaid expenses and other current assets	592	647
Total current assets	9,647	9,542
Property and equipment, net	795	971
Long-term investment	4,538	10,150
Other assets	68	128
Total assets	$15,048	$20,791

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$932	$736
Accrued expenses and other current liabilities	782	889
Deferred revenue	769	2,629
Current portion of long-term debt	87	143
Derivative liabilities	11	3,175
Total current liabilities	2,581	7,572
Deferred revenue, less current portion	413	1,152
Long-term debt	–	4
Total liabilities	2,994	8,728
Commitments and Contingencies (Note 12)
Stockholders’ Equity
Convertible preferred stock, $0.0001 par value; 714,286 shares authorized, none issued and outstanding at March 31, 2015 and 2014, respectively	–	–
Common stock, $0.0001 par value; 30,000,000 shares authorized, 15,045,080 and 8,160,145 shares issued and outstanding at March 31, 2015 and March 31, 2014, respectively	2	1
Additional paid-in capital	157,772	149, 141
Accumulated deficit	(142,213)	(134,010)
Accumulated other comprehensive loss	(3,507)	(3,069)
Total stockholders’ equity	12,054	12,063
Total liabilities and stockholders’ equity	$15,048	$20,791

The accompanying footnotes are an integral part of these consolidated financial statements.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended March 31,
	2015	2014
	(In thousands, except per share amounts)
Revenues
Product	$9,939	$7,210
Product licensing fees and royalties	3,056	5,513
Service	859	945
Total revenues	13,854	13,668
Cost of revenues
Product	5,908	4,510
Service	658	761
Total cost of revenues	6,566	5,271
Gross profit	7,288	8,397
Operating expenses
Research and development	1,533	2,887
Selling, general and administrative	12,414	11,561
Total operating expenses	13,947	14,448
Loss from operations	(6,659)	(6,051)
Interest expense	(3)	(1,058)
Interest income	1	1
Gain due to change in fair value of common stock (See Note 10)	–	1,357
Gain on deconsolidation of Ruthigen	–	11,133
Gain (loss) due to change in fair value of derivative liabilities	3,164	(1,566)
Impairment loss on long-term investment (See Note 3)	(4,650)	–
Other expense, net	(56)	(81)
Net (loss) income	(8,203)	3,735
(Loss) earnings per common share
Basic	$(0.85)	$0.54
Diluted	$(0.85)	$0.54
Weighted-average number of common shares outstanding:
Basic	9,657	6,882
Diluted	9,657	6,898
Other comprehensive (loss) income
Net (loss) income	$(8,203)	$3,735
Foreign currency translation adjustments	(438)	(78)
Comprehensive (loss) income	$(8,641)	$3,657

The accompanying footnotes are an integral part of these consolidated financial statements.

OCULUS INNOVATIVE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended March 31, 2015 and 2014

(In thousands, except share amounts)

	Common Stock ($0.0001 par Value)		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance, March 31, 2013	6,583,150	$1	$144,816	$(137,745)	$(2,991)	$4,081
Issuance of common stock in connection with December 9, 2013 closing of offering, net of commissions, expenses and other offering costs	550,000	–	2,002	–	–	2,002
Issuance of common stock in connection with February 26, 2014 closing of offering, net of commissions, expenses and other offering costs	450,620	–	1,186	–	–	1,186
Fair value of common stock purchase warrants issued with a cash settlement provision	–	–	(3,292)	–	–	(3,292)
Reclassification of derivative liability to equity related to the exercise of common stock purchase warrants with a cash settlement provision	–	–	1,683	–	–	1,683
Issuance of common stock in connection with the exercise of common stock purchase warrants	449,620	–	1,295	–	–	1,295
Issuance of common stock in connection with the cashless exercise of common stock purchase warrants	20,774	–	–	–	–	–
Issuance of common stock for services	105,981	–	341	–	–	341
Common stock purchase warrants issued to consultants in exchange for services	–	–	3	–	–	3
Employee stock-based compensation expense, net of forfeitures	–	–	1,107	–	–	1,107
Foreign currency translation adjustment	–	–	–	–	(78)	(78)
Net income	–	–	–	3,735		3,735
Balance, March 31, 2014	8,160,145	1	149,141	(134,010)	(3,069)	12,063
Issuance of common stock in connection with At-the-Market issuances of common stock, net of commissions, expenses and other offering costs	467,934	–	1,341	–	–	1,341
Issuance of common stock and common stock purchase warrants in connection with January 26, 2015 closing of offering, net of commissions, expenses and other offering costs	6,384,500	1	5,443	–	–	5,444
Issuance of common stock for settlement of service fee payables	32,501	–	76	–	–	76
Employee stock-based compensation expense, net of forfeitures	–	–	1,771	–	–	1,771
Foreign currency translation adjustment	–	–	–	–	(438)	(438)
Net loss	–	–	–	(8,203)	–	(8,203)
Balance, March 31, 2015	15,045,080	$2	$157,772	$(142,213)	$(3,507)	$12,054

The accompanying footnotes are an integral part of these consolidated financial statements.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2015	2014
	(In thousands)
Cash flows from operating activities
Net (loss) income	$(8,203)	$3,735
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	253	284
Provision for doubtful accounts	29	(6)
Provision for obsolete inventory	141	6
Stock-based compensation	1,771	1,451
(Gain) loss due to change in fair value of derivative liabilities	(3,164)	1,566
Impairment loss on long-term investment (See Note 3)	4,650	–
Gain on deconsolidation of Ruthigen (See Note 8)	–	(11,133)
Gain due to change in fair value of common stock (See Note 10)	–	(1,357)
Non-cash interest expense	–	863
Foreign currency transaction loss (gain)	24	(6)
(Gain) loss on disposal of property and equipment	(13)	39
Changes in operating assets and liabilities:
Accounts receivable	40	(88)
Due from affiliate	537	(537)
Inventories	(627)	(126)
Prepaid expenses and other current assets	162	458
Accounts payable	222	848
Accrued expenses and other current liabilities	(1)	271
Deferred revenue and other liabilities	(2,515)	(1,158)
Net cash used in operating activities	(6,694)	(4,890)
Cash flows from investing activities:
Purchases of property and equipment	(139)	(504)
Proceeds from sale of long-term investment	963	–
Long-term deposits	51	59
Net cash provided by (used in) investing activities	875	(445)
Cash flows from financing activities:
Proceeds from issuance of common stock and common stock purchase warrants in offerings, net of offering costs	6,785	3,188
Deferred offering costs	–	44
Proceeds from issuance of common stock upon exercise of stock options and warrants	–	1,295
Proceeds from cash settlement liability (See Note 10)	–	33
Principal payments on long-term debt	(176)	(1,615)
Net cash provided by financing activities	6,609	2,945
Effect of exchange rate on cash and cash equivalents	(134)	(30)
Net increase (decrease) in cash and cash equivalents	656	(2,420)
Cash and cash equivalents, beginning of year	5,480	7,900
Cash and cash equivalents, end of year	$6,136	$5,480
Supplemental disclosure of cash flow information:
Cash paid for interest	$3	$195
Non-cash operating and financing activities:
Insurance premiums financed	$116	$188
Issuance of common stock to settle obligations	$76	$–
Non-cash investing and financing activities:
Debt settled in connection with stock purchase agreement (See Note 10)	$–	$1,131
Cash settlement liability settled in connection with stock purchase agreement (See Note 10)	$–	$2,000
Reclassification of derivative liabilities to paid in capital	$–	$1,683
Warrants issued as derivative liabilities in connection with registered direct offering	$–	$3,292

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

Deconsolidation of Ruthigen, Inc.

On March 26, 2014, the Company deconsolidated its formerly wholly-owned subsidiary Ruthigen, Inc. (“Ruthigen”) in connection with the completion of Ruthigen’s initial public offering (“IPO”) of its common stock. As a result of the initial public offering, at March 31, 2014, the Company’s ownership interest in Ruthigen decreased to approximately 43%. The Ruthigen results of operations and cash flows through March 26, 2014 have been included in the Company’s consolidated financial statements. At March 31, 2015, the Company’s ownership interest in Ruthigen decreased to approximately 34%. See Note 8.

NASDAQ Listing Matters

On March 6, 2015, the Company received a letter from the Listing Qualifications staff of The NASDAQ Stock Market LLC, notifying the Company that, for the last 30 consecutive business days, it failed to comply with NASDAQ Listing Rule 5550(a)(2), which requires us to maintain a minimum bid price of $1.00 per share for our common stock. In accordance with Listing Rule 5810(c)(3)(A), NASDAQ granted the Company a compliance period of 180 calendar days, or until September 2, 2015, to regain compliance with the Listing Rule. If at any time during this 180 day period the closing bid price of the Company’s common stock is at least $1.00 for a minimum of 10 consecutive business days, it will regain compliance with the Listing Rule and NASDAQ will close the matter.

The letter has no effect on the listing or trading of the Company’s common stock at this time. However, there can be no assurance that the Company will be able to regain compliance with Listing Rule 5550(a)(2). The Company intends to cure the bid price compliance deficiency by effecting a reverse stock split, if necessary.

NOTE 2 – Liquidity and Financial Condition

The Company reported a net loss of $8,203,000 and a loss from operations of $6,659,000 for the year ended March 31, 2015. At March 31, 2015 and March 31, 2014, the Company’s accumulated deficit amounted to $142,213,000 and $134,010,000, respectively. The Company had working capital of $7,066,000 and $1,970,000 as of March 31, 2015 and March 31, 2014, respectively. The Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital to pursue its product development initiatives, penetrate markets for the sale of its products and continue as a going concern.

On January 8, 2015, the Company entered into a securities purchase agreement in which it agreed to sell the shares owned in Ruthigen to two accredited investors for an aggregate purchase price of $5,500,000 upon the occurrence of a triggering event during a standstill period of 60 calendar days from the date of the agreement. The securities purchase agreement lapsed according to its terms. On March 13, 2015, the Company entered into a securities purchase follow-up agreement under which it reduced the number of Ruthigen shares to be sold to the investors mentioned above to 1,650,000 at a price of $2.75 per share, provided that 50,000 shares may be sold to another investor prior to closing, and extended the expiration date of the standstill period to March 13, 2015. The aggregate purchase price of the sale will be $4,537,500. This sale has been triggered by Ruthigen’s announcement of its merger on March 13, 2015. The sale is expected to close at the time the Ruthigen merger closes, but prior to August 13, 2015, except that such date may be extended for up to 60 calendar days at the Company’s sole discretion. If the Ruthigen merger does not close by August 13, 2015 or the extended date, there will be no obligation to purchase the shares. If the Company sells the 50,000 shares prior to August 13, 2015, as may be extended, it must retain the voting rights for 50,000 shares until and through the closing of the Ruthigen merger. There can be no assurance provided that the Ruthigen merger will close and the Company will receive the proceeds from the securities purchase agreement.

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

Reclassifications

Certain prior period amounts have been reclassified for comparative purposes to conform to the fiscal 2015 presentation. These reclassifications have no impact on the Company’s previously reported net loss.

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

The selling prices of all goods that the Company sells are fixed, and agreed to with the customer, prior to shipment. Selling prices are generally based on established list prices. The Company does not customarily permit its customers to return any of its products for monetary refunds or credit against completed or future sales. The Company, from time to time, may replace expired goods on a discretionary basis. The Company records these types of adjustments, when made, as a reduction of revenue. Sales adjustments were insignificant during the years ended March 31, 2015 and 2014.

The Company consistently evaluates the creditworthiness of new customers and monitors the creditworthiness of its existing customers to determine whether events or changes in their financial circumstances would raise doubt as to the collectability of a sale at the time in which a sale is made. Payment terms on sales made in the United States are generally 30 days and internationally, generally range from 30 days to 90 days. In the event a sale is made to a customer under circumstances in which collectability is not reasonably assured, the Company either requires the customer to remit payment prior to shipment or defers recognition of the revenue until payment is received. The Company maintains a reserve for amounts which may not be collectible due to risk of credit losses.

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

Long-Term Investments

The Company’s former wholly-owned subsidiary, Ruthigen, consummated its IPO on March 26, 2014. The Company’s long-term investments consist of the Company’s ownership of 1,650,000 and 2,000,000 shares of Ruthigen common stock at March 31, 2015 and March 31, 2014, respectively. The Company has accounted for its ownership of shares of Ruthigen common stock at cost in accordance with ASC 325-20 as a result of (a) the restrictions on voting the shares held as disclosed above, (b) the Company having no representation on the Ruthigen Board of Directors, (c) the Company’s inability to set policy at Ruthigen (d) the Company having no further commitments for funding the operations of Ruthigen and (e) the restrictions on transferability of the shares which extend beyond a one-year period.

Following the sale of 350,000 shares of Ruthigen common stock for proceeds of $962,500 on March 13, 2015, the Company held 1,650,000 shares of Ruthigen common stock at March 31, 2015 (See Note 8).

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

The Company grants credit to its business customers, which are primarily located in Mexico, Europe and the United States. Collateral is generally not required for trade receivables. The Company maintains allowances for potential credit losses. At March 31, 2015, one customer represented 56%, and one customer represented 14% of the net accounts receivable balance. At March 31, 2014, one customer represented 44%, one customer represented 15%, and one customer represented 12% of the net accounts receivable balance. During the year ended March 31, 2015, one customer represented 47% of net revenues. During the year ended March 31, 2014, one customer represented 38%, and one customer represented 23%, respectively, of net revenues.

Accounts Receivable

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts, and sales returns. Estimates for cash discounts and sales returns are based on analysis of contractual terms and historical trends.

The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Other factors that the Company considers include its existing contractual obligations, historical payment patterns of its customers and individual customer circumstances, an analysis of days sales outstanding by customer and geographic region, and a review of the local economic environment and its potential impact on government funding and reimbursement practices. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts at March 31, 2015 and 2014 represents probable credit losses in the amounts of $20,000 and $8,000, respectively. Additionally at March 31, 2015 the Company has reserves of $183,000 related to potential discounts, rebates, distributor fees and returns.

Inventories

Inventories are stated at the lower of cost, cost being determined on a standard cost basis (which approximates actual cost on a first-in, first-out basis), or market.

Due to changing market conditions, estimated future requirements, age of the inventories on hand and production of new products, the Company regularly reviews inventory quantities on hand and records a provision to write down excess and obsolete inventory to its estimated net realizable value. The Company recorded reserves to reduce the carrying amounts of inventories to their net realizable value in the amounts of $87,000 and $47,000 at March 31, 2015 and 2014, respectively, which is included in cost of product revenues on the Company’s accompanying consolidated statements of comprehensive (loss) income.

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

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Financial liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2015 Using
	Total March 31, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
Liabilities:
Derivative liabilities – warrants	$11,000	–	–	$11,000

	Fair Value Measurements at March 31, 2014 Using
	Total March 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
Liabilities:
Derivative liabilities – warrants	$3,175,000	–	–	$3,175,000

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

The Company uses the Black-Scholes option valuation model to value Level 3 derivatives at inception and on subsequent valuation dates. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as volatility. A significant decrease in the volatility or a significant decrease in the Company’s stock price, in isolation, would result in a significantly lower fair value measurement. Changes in the values of the derivative liabilities are recorded in “Gain (loss) due to change in fair value of derivative liabilities” in the Company’s consolidated statements of comprehensive (loss) income.

As of March 31, 2015 and 2014, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

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

In connection with entering into the securities purchase agreement at a fixed price of $2.75 per share (See Note 8), the Company determined that the carrying value of the shares held in Ruthigen was impaired. As a result, the Company recorded an impairment loss in the amount of $4,650,000 which represents the difference between the cost and aggregate purchase price of $2.75 per share the Company agreed to sell its interest in Ruthigen. The Company’s interest in Ruthigen is currently reported as a long-term asset on its consolidated financial statements rather than a consolidated subsidiary. Because the Company owns shares in a public company, the value of this asset may further fluctuate and the value stated in the Company’s financial reports may change substantially over time. Given that the Company no longer controls Ruthigen, the Company has very little means to control the value of the asset. If the value of the Company’s holdings in Ruthigen decreases or fluctuates further, it may adversely affect the value of our stock price. During the year ended March 31, 2014, the Company had noted no indicators of impairment.

Research and Development

Research and development expense is charged to operations as incurred and consists primarily of personnel expenses, clinical and regulatory services and supplies. For the years ended March 31, 2015 and 2014, research and development expense amounted to $1,533,000 and $2,887,000, respectively.

Advertising Costs

Advertising costs are charged to operations as incurred. Advertising costs amounted to $231,000 and $155,000, for the years ended March 31, 2015 and 2014, respectively. Advertising costs are included in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive (loss) income.

Shipping and Handling Costs

The Company classifies amounts billed to customers related to shipping and handling in sale transactions as product revenues. Shipping and handling costs incurred are recorded in cost of product revenues. For the years ended March 31, 2015 and 2014, the Company recorded revenue related to shipping and handling costs of $114,000 and $58,000, respectively.

Foreign Currency Reporting

The Company’s subsidiary, OTM, uses the local currency (Mexican Pesos) as its functional currency and its subsidiary, OIS Europe, uses the local currency (Euro) as its functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date, and revenue and expense accounts are translated at average exchange rates during the period. Resulting translation adjustments amounted to $438,000 and $78,000 for the years ended March 31, 2015 and 2014, respectively, and were recorded in other comprehensive (loss) income in the accompanying consolidated statements of comprehensive (loss) income.

Foreign currency transaction gains (losses) relate primarily to trade payables and receivables between subsidiaries OTM and OIS Europe. These transactions are expected to be settled in the foreseeable future. The Company recorded foreign currency transaction losses of $24,000 and gains of $6,000 for the years ended March 31, 2015 and 2014, respectively. The related gains and losses were recorded in other expense, net, in the accompanying consolidated statements of comprehensive (loss) income.

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

Tax benefits claimed or expected to be claimed on a tax return are recorded in the Company’s consolidated financial statements. A tax benefit from an uncertain tax position is only recognized if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Uncertain tax positions have had no impact on the Company’s consolidated financial condition, results of comprehensive loss or cash flows.

Comprehensive Loss

Other comprehensive loss includes all changes in stockholders’ equity during a period from non-owner sources and is reported in the consolidated statement of changes in stockholders’ equity. To date, other comprehensive loss consists of changes in accumulated foreign currency translation adjustments. Accumulated other comprehensive losses at March 31, 2015 and 2014 were $3,507,000 and $3,069,000, respectively.

(Loss) Earnings Per Share

Basic earnings and loss per share are computed by dividing the net income or loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method) and warrants (using the if-converted method). Diluted (loss) income per share excludes the shares issuable upon the exercise of stock options and warrants from the calculation of net (loss) income per share where their effect would be anti-dilutive.

	For the Years Ended
	March 31,
	2015	2014
Net (loss) income available to common stockholders - basic	$(8,203,000)	$3,735,000

Denominator - basic:
Weighted average number of common shares outstanding	9,657,000	6,882,000
Basic (loss) earnings per common share	$(0.85)	$0.54

Net (loss) income available to common stockholders - diluted	$(8,203,000)	$3,735,000
Denominator - diluted:
Weighted average number of common shares outstanding	9,657,000	6,882,000
Common share equivalents of outstanding stock options	–	12,000
Common share equivalents of outstanding warrants	–	4,000
Weighted average number of common shares outstanding	9,657,000	6,898,000
Dilutive (loss) earnings per common share	$(0.85)	$0.54

Securities excluded from the weighted average dilutive common shares outstanding because their inclusion would have been anti-dilutive:
Stock options	2,877,000	1,122,000
Warrants	7,741,000	1,410,000
	10,618,000	2,532,000

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (“ASU”) No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period . This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 (subject to a proposed additional one-year deferral) and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial position and results of operations.

The FASB has issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The guidance, which is effective for annual reporting periods ending after December 15, 2016, extends the responsibility for performing the going-concern assessment to management and contains guidance on how to perform a going-concern assessment and when going-concern disclosures would be required under U.S. GAAP.  The Company has elected to early adopt the provisions of ASU 2014-15 in connection with the issuance of these consolidated financial statements.

Accounting standards that have been issued or proposed by the FASB, SEC and/or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the condensed consolidated financial statements upon adoption.

NOTE 4 – Accounts Receivable

Accounts receivable consists of the following:

	March 31,
	2015	2014
Accounts receivable	$1,720,000	$1,840,000
Less: allowance for doubtful accounts	(20,000)	(8,000)
Less: discounts, rebates, distributor fees and returns	(183,000)	(42,000)
	$1,517,000	$1,790,000

Allowance for doubtful accounts activities are as follows:

Year Ended March 31	Balance at Beginning of Year	Additions Charged to Operations	Deductions Write-Offs	Balance at End of Year

2014	$22,000	$(6,000)	$(8,000)	$8,000
2015	$8,000	$29,000	$(17,000)	$20,000

NOTE 5 – Inventories

Inventories consist of the following:

	March 31,
	2015	2014
Raw materials	$865,000	$790,000
Finished goods	537,000	298,000
	$1,402,000	$1,088,000

NOTE 6 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31,
	2015	2014
Prepaid insurance	$367,000	$429,000
Other prepaid expenses and other current assets	225,000	218,000
	$592,000	$647,000

NOTE 7 – Property and Equipment

Property and equipment consists of the following:

	March 31,
	2015	2014
Manufacturing, lab, and other equipment	$2,937,000	$3,073,000
Office equipment	278,000	302,000
Furniture and fixtures	82,000	88,000
Leasehold improvements	249,000	269,000
	3,546,000	3,732,000
Less: accumulated depreciation and amortization	(2,751,000)	(2,761,000)
	$795,000	$971,000

Depreciation and amortization expense amounted to $253,000 and $284,000 for the years ended March 31, 2015 and 2014, respectively.

During the years ended March 31, 2015 and 2014, the Company incurred gains of $13,000 and losses of $39,000, respectively, on the disposal of property and equipment.  This amount was recorded within operating expenses in the accompanying consolidated statements of comprehensive (loss) income.

NOTE 8 – Investment in Ruthigen, Inc.

The Company’s formerly wholly owned subsidiary, Ruthigen, was incorporated in the State of Nevada on January 18, 2013, and reincorporated from Nevada to Delaware on September 25, 2013. As of March 31, 2014 and on the date of deconsolidation, March 26, 2014, the Company held 2,000,000 shares of Ruthigen common stock. On March 13, 2015, the Company sold 350,000 shares of Ruthigen common stock and holds 1,650,000 at March 31, 2015 pursuant to the agreement described below.

Additionally, the Company has entered into key agreements with Ruthigen establishing the arrangements between the two companies following the completion of Ruthigen’s Initial Public Offering (the “IPO”), including license and supply and certain shared services arrangements. Each of these agreements was entered into in the overall context of Ruthigen’s separation from the Company (the “Separation”). The effective date for all three agreements is March 26, 2014, the closing date of Ruthigen’s IPO.

License and Supply Agreement

On June 6, 2013, the Company entered into a License and Supply Agreement with Ruthigen. Pursuant to the License and Supply Agreement, the Company agreed to exclusively license certain of its proprietary technology to Ruthigen to enable Ruthigen’s research and development and commercialization of the newly discovered RUT58-60, and any improvements to it, in the United States, Canada, European Union and Japan, referred to as the Territory, for certain invasive procedures in human treatment as defined in the License and Supply Agreement. On October 9, 2013 and November 6, 2013, the Company entered into Amendment No. 1 and No. 2 to the License and Supply Agreement with Ruthigen, respectively, to amend certain milestone events set forth in Section 7.1 of the License and Supply Agreement and to amend the terms of the manufacturing equipment purchases set forth in Section 6.13 of the License and Supply Agreement. On January 31, 2014, the Company entered into Amendment No. 3 to the License and Supply Agreement with Ruthigen to further amend certain milestone events and the terms of the manufacturing equipment purchases, and to remove sections of the License and Supply Agreement which related to an exclusive option granted to Ruthigen by the Company to expand the terms of the License and Supply Agreement to dermatologic uses. On March 13, 2015, the Company entered into Amendment No. 4 to the License and Supply Agreement to amend certain definitions and delete the manufacturing option to purchase certain of the Company’s manufacturing equipment granted to Ruthigen. All other terms and conditions of the License and Supply Agreement remain unmodified and in full force and effect.

Under the terms of the License and Supply Agreement, the Company will be prohibited from using the licensed proprietary technology to sell products that compete with Ruthigen’s products within the Territory, and Ruthigen cannot sell any device or product that competes with the Company’s products being sold or developed as of the effective date of the License and Supply Agreement.

Ruthigen will be required to make a total of $8,000,000 in milestone payments to the Company for the first product only, as follows: upon completion of last patient enrollment in Ruthigen’s Phase 1/2 clinical study; upon completion of last patient enrollment in Ruthigen’s first pivotal clinical study; upon completion of Ruthigen’s first meeting with the U.S. Food and Drug Administration (“FDA”) following completion of Ruthigen’s first pivotal clinical trial; and upon first patient enrollment in Ruthigen’s second pivotal clinical trial. In addition, as further consideration under the agreement, Ruthigen will be required to make royalty payments to the Company based on Ruthigen’s annual net sales of the product from the date of first commercial sale to the date that Ruthigen ceases to commercialize the product, which percentage royalty rate will vary between 3% and 20% and will increase based on various net sales thresholds and will differ depending on the country in which the sales are made. No assurance can be made that Ruthigen will proceed with the development of RUT58-60 once completion of its merger with Pulmatrix, Inc. Therefore no assurance can be made that the Company will receive any milestone payments or royalties.

On March 13, 2015, the Company entered into an agreement with Pulmatrix, Inc., a Delaware corporation that has announced its intention to merge with Ruthigen, under which it agreed to (i) waive Ruthigen’s obligation to develop and commercialize the Ruthigen products pursuant to the License and Supply Agreement, until the earlier of August 31, 2016 or one year after the effective date of the Ruthigen merger, and (ii) mutually terminate the shared services agreement, dated May 23, 2013, as amended on January 31, 2014, Pulmatrix agreed to grant the Company a right of first refusal, in case of a sale of the pre-merger Ruthigen business on the same terms as a potential acquiror. If the Company does not exercise its right of first refusal and the aggregate gross consideration received by Ruthigen from a sale of the business exceeds $10 million, then Ruthigen shall pay or cause to be paid 10% of such gross consideration to the Company within 10 calendar days of receipt.

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

On January 31, 2014, the Company also entered into a Funding Agreement with Ruthigen due to certain changes to the terms of Ruthigen’s initial public offering that had occurred in order to govern the terms of certain additional financing which was provided to Ruthigen by the Company, in connection with the Separation, subject to the terms and conditions set forth in the agreement. The amended Separation Agreement disclosed above amended the terms of the prior separation agreement such that the terms of the Funding Agreement shall control the methodology for the allocation of the operational and offering related expenses incurred prior to and in connection with Ruthigen’s initial public offering for which Ruthigen was required to reimburse the Company. The Funding Agreement terminated in connection with Ruthigen’s IPO.

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

In connection with the completion of the initial public offering, on March 26, 2014, Ruthigen reimbursed the Company $916,000 and as a result, the remaining $537,000 is included in due from affiliates on the Company’s consolidated balance sheet as of March 31, 2014. On April 1, 2014 Ruthigen reimbursed the Company the remaining $537,000.

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

d)	The carrying amount of the former subsidiary’s assets and liabilities.

As a result of the deconsolidation of Ruthigen, the Company recorded a gain on deconsolidation of $11,133,000 calculated as follows:

March 26,
2014
Aggregate fair value of consideration received by the Company	$–
Fair value of retained non-controlling interest by the Company	10,150,000
Carrying amount on non-controlling interest in subsidiary	–

Less:
Carrying amount of the Ruthigen assets and liabilities	(983,000)

Gain on deconsolidation of Ruthigen	$11,133,000

At March 31, 2014, the aggregate fair value of the Company’s retained non-controlling interest in Ruthigen was comprised of the 2,000,000 shares of Ruthigen common stock held by the Company as of March 26, 2014 with an estimated fair value of $10,150,000. The fair market value of the 2,000,000 shares held by the Company was determined with the assistance of an independent valuation specialist considering key factors of the nature of the arrangement between the Company and Ruthigen, including but not limited to, the restrictions on transferability associated with the shares, the restrictions on voting the shares, and the limited trading history of the Ruthigen common stock.

On January 8, 2015, the Company entered into a securities purchase agreement pursuant to which the Company agreed to sell its 2,000,000 shares in Ruthigen to two accredited investors for an aggregate purchase price of $5.5 million upon the occurrence of a trigger event during a standstill period of 60 calendar days. The securities purchase agreement lapsed according to its terms, however, as a result of the Company entering into the agreement, the Company determined that the carrying value of the shares held in Ruthigen were impaired. As a result, the Company recorded an impairment loss in the amount of $4,650,000 which represents the difference between cost and aggregate purchase price of $2.75 per share the Company agreed to sell its interest in Ruthigen.

On March 13, 2015, the Company entered into a securities purchase follow-up agreement under which it reduced the number of Ruthigen shares to be sold to the investors mentioned above to 1,650,000 at a price of $2.75 per share, provided that 50,000 shares may be sold to another investor prior to closing, and extended the expiration date of the standstill period to March 13, 2015. At March 31, 2015, the aggregate purchase price of the sale will be $4,537,500. This sale was triggered by Ruthigen’s announcement of its merger on March 13, 2015. The sale is expected to close at the time of the Ruthigen merger and prior to August 13, 2015, except that such date may be extended for up to 60 calendar days at the sole discretion of the Company. If the Ruthigen merger does not close by August 13, 2015 or the extended date, there will be no obligation to purchase the shares. If the Company consummates the sale of the Ruthigen shares, the Company would no longer own a shareholder interest in Ruthigen. However, if the sale of the Ruthigen shares is not completed, the Company will continue to own the Ruthigen shares, subject to significant existing voting and resale restrictions described above.

On March 13, 2015, the Company also entered into a securities purchase agreement with several investors, under which it sold the remaining 350,000 Ruthigen shares at a purchase price of $2.75 per share, or an aggregate of $962,500 for all of the 350,000 Ruthigen shares. The Company agreed to retain the voting rights of the 350,000 Ruthigen shares until and through the closing of the Ruthigen merger. If the Pulmatrix-Ruthigen merger does not close on or prior to September 30, 2015, the shares will become fully tradeable and full voting rights will transfer to the buyers.

The Company agreed to pay Dawson James Securities, Inc. a finder’s fee in the amount of $200,000 upon the closing of the actual sale of the Ruthigen shares. The Company paid Dawson James $35,000 upon the sale of the 350,000 shares sold on March 23, 2015.

At March 31, 2015, the aggregate fair value of the Company’s retained non-controlling interest in Ruthigen is comprised of the 1,650,000 shares of Ruthigen common stock held by the Company as of March 26, 2014 with an estimated fair value of $4,537,500, or $2.75 per share. The fair market value of the 1,650,000 shares held by the Company was determined by the value pursuant to the securities purchase agreement entered into on March 13, 2015 described above.

NOTE 9 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31,
	2015	2014
Salaries and related costs	$545,000	$516,000
Professional fees	137,000	362,000
Other	100,000	11,000
	$782,000	$889,000

NOTE 10 – Long-Term Debt

Financing of Automobile

On August 12, 2010, the Company entered into a note agreement for $40,000 with an interest rate of 11.99% per year. This instrument was issued in connection with the financing of an automobile. During the year ended March 31, 2015, the Company made principal and interest payments related to this note in the amounts of $8,000 and $1,000, respectively. The remaining balance of this note amounted to $3,000 at March 31, 2015, of which $3,000 is included in the current portion of long-term debt in the accompanying consolidated balance sheet.

Financing of Insurance Premiums

On January 25, 2014, the Company entered into a note agreement for $188,000 with an interest rate of 4.81% per annum. This instrument was issued in connection with financing insurance premiums. The note is payable in monthly installments of $27,000 with the final payment made on August 25, 2014. During the year ended March 31, 2015, the Company made principal and interest payments of $135,000 and $1,000, respectively.

On January 25, 2015, the Company entered into a note agreement for $116,000 with an interest rate of 5.50% per annum. This instrument was issued in connection with financing insurance premiums. The note is payable in monthly installments of $17,000 with the final payment on August 25, 2015. During the year ended March 31, 2015, the Company made principal and interest payments of $33,000 and $1,000, respectively. The remaining balance of this note amounted to $84,000 at March 31, 2015 which is included in the current portion of long-term debt in the accompanying consolidated balance sheet.

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

On that same day, the Company also entered into a stock purchase agreement with LLC5 and LLC6 (together with LLC5, collectively referred to as “WTI”) for the issuance to WTI of shares of its common stock having an aggregate grant date fair value of $3,500,000, or approximately $5.67 per post-split share, in exchange for LLC5’s agreement to surrender the VLL5 Warrants, and LLC6’s agreement to surrender the VLL6 Warrants, and the surrender by WTI of the accompanying Cash Settlement Liability. Accordingly, on November 1, 2012, the Company issued an aggregate of 617,284 restricted shares of its post-split common stock (the “Shares”) to WTI, pursuant to the terms of the stock purchase agreement. The VLL5 Warrants and the VLL6 Warrants were surrendered on October 30, 2012.

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

In connection with the VLL5 Loan Agreements and the VLL6 Loan Agreements, during the year ended March 31, 2014, the Company made interest payments of $188,000, and aggregate principal payments of $1,379,000. In addition, for the year ended March 31, 2014, the Company recorded $863,000 of non-cash interest related to the loans, respectively.

NOTE 11 – Derivative Liability

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

The derivative liabilities relating to the warrants with net-cash settlement provisions were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

Fair Value - Issue Date	Measurement Date	Warrants	Remaining Contract Term in Years	Exercise Price	Volatility	Risk-free Interest Rate	Fair Value
Placement Agent Warrants	December 9, 2013	16,500	2.40	$5.00	223%	0.44%	$64,000
Investor - Series A Warrants	February 26, 2014	450,620	1.50	$3.00	100%	0.44%	814,000
Investor - Series B Warrants	February 26, 2014	1,400,000	1.50	$3.63	100%	0.44%	2,271,000
Placement Agent Warrants	February 26, 2014	69,037	2.18	$3.00	100%	0.44%	143,000
							$3,292,000
Fair Value – Exercises
Investor - Series A Warrants	March 18, 2014	315,434	1.44	$3.00	104%	0.44%	$1,180,000
Investor - Series A Warrants	March 19, 2014	134,186	1.44	$3.00	104%	0.44%	503,000
							$1,683,000
Fair Value – Reporting Date
Placement Agent Warrants	March 31, 2014	16,500	2.09	$5.00	128%	0.44%	$37,000
Investor - Series A Warrants	March 31, 2014	1,000	1.41	$3.00	128%	0.44%	1,000
Investor - Series B Warrants	March 31, 2014	1,400,000	1.41	$3.63	128%	0.44%	2,958,000
Placement Agent Warrants	March 31, 2014	69,037	2.09	$3.00	128%	0.44%	179,000
							$3,175,000
Fair Value – Reporting Date
Placement Agent Warrants	March 31, 2015	16,500	1.09	$5.00	100%	0.26%	$1,000
Investor - Series A Warrants	March 31, 2015	1,000	0.41	$3.00	100%	0.14%	–
Investor - Series B Warrants	March 31, 2015	1,400,000	0.41	$3.63	100%	0.14%	5,000
Placement Agent Warrants	March 31, 2015	69,037	1.09	$3.00	100%	0.26%	5,000
							$11,000

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Year Ended March 31,
	2015	2014
Beginning balance	$3,175,000	$–
Fair value of warrants issued	–	3,292,000
Mark to market net unrealized (gain) loss	(3,164,000)	1,566,000
Reclassification to additional paid in capital	–	(1,683,000)
Ending balance	$11,000	$3,175,000

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

Also on June 15, 2013, the Company leased warehouse space in Mexico with an address of: Industra Mecanica Numero 2168 en el Fraccionamiento Industrial Zapopan Norte, de esta Ciudad for 35,000 Mexican Pesos (approximately $2,700 USD) per month. A deposit equal to two months’ rent was required. The lease term was from June 15, 2013 to June 14, 2014. The lease expired at the termination date June 14, 2014.

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

Minimum lease payments for non-cancelable operating leases are as follows:

For Years Ending March 31,
2016	$348,000
2017	277,000
2018	185,000
2019	116,000
2020	10,000
Total minimum lease payments	$936,000

Rental expense amounted to $446,000 and $413,000 for the years ended March 31, 2015 and 2014, respectively and is recorded in the accompanying consolidated statement of comprehensive (loss) income.

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

On November 13, 2014, the Company received a letter from Exeltis USA Dermatology, Inc. formerly known as Quinnova Pharmaceuticals, Inc., , and herein referred to as “Exeltis”, claiming that the Company breached its Exclusive Sales and Distribution Agreement with Exeltis.  Specifically, Exeltis claimed that the marketing and selling of its Alevicyn gel product violates the terms of the Exclusive Sales and Distribution Agreement and demanded the Company cease and desist from any further marketing or sales. The Company believes that the marketing and selling of its Alevicyn gel is not in violation of the Exclusive Sales and Distribution Agreement and that the claims made by Exeltis are without merit. Exeltis continues to purchase products from the Company under a new, non-exclusive distribution agreement for sale to their customers under their own brand. The Company intends to defend this matter vigorously and does not believe an accrual for a potential loss relating to this matter is necessary at this time. While the Company believes this claim is without merit, there can be no assurances provided that the outcome of this matter will be favorable to the Company or will not have a negative impact on its consolidated financial position or results from operations.

Employment Agreements

As of March 31, 2015, the Company had employment agreements in place with four of its key executives. The agreements provide, among other things, for the payment of nine to twenty-four months of severance compensation for terminations under certain circumstances. With respect to these agreements, at March 31, 2015, potential severance amounted to $1,130,000 and aggregated annual salaries amounted to $935,000.

Related Party Agreements

Shared Services Agreement

The Company also entered into a shared services agreement with Ruthigen that took effect upon the completion of Ruthigen’s proposed initial public offering, pursuant to which it provided Ruthigen with general services, including general accounting, human resources, laboratory personnel and shared R&D resources while Ruthigen planned to establish an independent facility and systems. As a wholly owned subsidiary of the Company, Ruthigen was financed by the Company until the completion of the initial public offering, and after the IPO, Ruthigen became responsible for its own expenses. On January 31, 2014, the Company entered into Amendment No. 1 to the shared services agreement with Ruthigen to amend the terms of certain standard activities the Company shall provide Ruthigen and the terms related to access to the Company's facilities. All other terms and conditions of the shared services agreement remain unmodified and in full force and effect. On March 13, 2015, the Shared Services Agreement was mutually terminated. During the year ended March 31, 2015, the Company received $41,000 in fees related to this agreement.

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

Additionally, on July 1, 2011, Vetericyn, Inc. and Innovacyn, Inc. began to share profits with the Company related to the Vetericyn® and Microcyn® over-the-counter sales with Vetericyn, Inc. and Innovacyn, Inc. During the years ended March 31, 2015 and 2014, the Company recorded revenue related to these agreements in the amounts of $1,120,000 and $3,100,000, respectively. The revenue is recorded in product revenues in the accompanying consolidated statements of comprehensive (loss) income. At March 31, 2015 and 2014, the Company had outstanding accounts receivable of $3,000 and $220,000, respectively, related to Innovacyn, Inc.

In April of 2014, Innovacyn, Inc. notified the Company that over the next year Innovacyn, Inc. would transition to a new supplier for its animal care products. Because of Innovacyn’s failure to perform under the arrangements, the Company terminated the agreements on December 15, 2014. As part of the Company’s search for new animal healthcare partners, on February 1, 2015, the Company entered into an agreement with SLA Brands, Inc. pursuant to which SLA will be the Company’s exclusive sales representative and distributor of pet specialty and equine products within the United States and Canada for pet and equine specialty retailers, catalogs and distributors. The agreement is effective through February 1, 2016, and will continue year-to-year until terminated by either party with 60 calendar days’ notice. For the year ended March 31, 2015, the Company’s revenues in animal healthcare have been adversely impacted by the transition and will continue to be adversely impacted in the future during this transition period.

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

The Company will recognize the $5,100,000 related to the License Agreement and the Distribution Agreement as revenue on the straight line basis consistent with the Company’s historical experience with contracts having similar terms, which is typically over three to five years of the contract. Additionally, the Company capitalized $214,000 of its transaction costs related to the License Agreement and the Distribution Agreement, which will be amortized by the Company as expense on the straight line basis consistent with the related revenue recognition practices. During the year ended March 31, 2015 and 2014, the Company recognized $63,000 in each period as expense related to the transaction costs of the transaction. During years ended March 31, 2015 and 2014, the Company recognized $1,499,000 and $1,501,000, respectively, related to the amortization of the upfront fees received in the transaction. At March 31, 2015, the Company had outstanding accounts receivable of $843,000 due from Laboratorios Sanfer. At March 31, 2014, the Company had outstanding accounts receivable of $609,000 due from More Pharma.

NOTE 13 – Stockholders’ Equity

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

February 2014 Registered Direct Offering

On February 26, 2014, the Company completed a registered direct offering to institutional and accredited investors for $1,352,000 and net proceeds of $1,186,000 after deducting placement agent commissions and other offering costs. The Company issued units (the “Units”), consisting of shares of common stock and Series A and Series B warrants (collectively, the “Warrants”). Each Unit was priced at $3.00 and comprised of one share of common stock, a Series A warrant (the “Series A Warrants”) and a certain number of Series B warrants (the “Series B Warrants”). Each investor received Series A Warrants to purchase a number of shares of common stock equal to 100% of the number of Shares purchased by such investor. Each investor received Series B Warrants to purchase a certain number of shares of common stock equal to the investor’s respective percentage of the total Series B Warrant allotment of 1,400,000 shares, whereby such percentage was determined by the respective percentage of the investor’s amount of the total Shares purchased by all investors in this offering; however, we did not issue fractional warrants and therefore, the number of Series B Warrants issued was rounded up or down depending on the total amount invested by each respective investor. The Series A Warrants will have an exercise price per share of $3.00 and expire five years from the date of issuance. The Series B Warrants will not be exercisable for six months following closing, will have an exercise price per share of $3.63 and expire on the later of (a) one year from the earlier of (i) the effective date of an effective registration statement pursuant to which all the Series B Warrant shares are registered for resale and (ii) the date that all Series B Warrant shares may be sold pursuant to Rule 144 (without volume limitations and assuming cashless exercise) and (b) one year anniversary of the closing of the initial public offering of our subsidiary, Ruthigen, Inc., or March 26, 2014. The Series B Warrants vested at the closing of Ruthigen’s initial public offering on March 26, 2014.

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

April 2014 At-the-Market Offering

On April 2, 2014, the Company entered into an At-the-Market Issuance Sales Agreement with MLV & Co. LLC under which the Company can issue and sell shares of its common stock having an aggregate offering price of up to $9,159,000 from time to time through MLV acting as its sales agent. The Company will pay MLV a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through MLV as agent under the Sales Agreement. For the year ended March 31, 2015 the Company sold 467,934 shares for gross proceeds of $1,443,000 and net proceeds of $1,341,000 after deducting commissions and other offering expenses.

January 2015 Underwritten Public Offering

On January 20, 2015, the Company entered into an underwriting agreement with Maxim Group LLC with respect to the issuance and sale of an aggregate of 6,250,000 shares of common stock, par value $0.0001 per share, together with warrants to purchase an aggregate of 4,687,500 shares of its common stock at an exercise price equal to $1.30 per share in an underwritten public offering. The public offering price for each share of common stock together with 0.75 of a warrant was $1.00. Pursuant to the underwriting agreement, the Company also granted Maxim Group LLC a 45-day option to purchase an additional 937,500 shares of common stock and/or 703,125 warrants to purchase an additional 703,125 shares of common stock to cover any over-allotments made by the underwriters in the sale and distribution of the shares and warrants. On January 21, 2015, Maxim Group LLC exercised the over-allotment option with respect to 703,125 warrants. The offering, including the partial exercise of the over-allotment option, closed on January 26, 2015. On March 3, 2015, Maxim Group LLC exercised the over-allotment option with respect to 134,500 shares of common stock, which closed on March 6, 2015. The registration statement for the sale of the shares of common stock and warrants sold in the public offering became effective January 20, 2015, file number 333-200461. The gross proceeds from the sale of the shares of common stock and the warrants, including the partial exercise of the over-allotment option was $6,392,000, and net proceeds of $5,444,000 after deducting underwriting discounts and commissions and other offering expenses. The Company intends to use the net proceeds received from this offering to increase our direct sales force, to develop and launch new products and for general working capital.

Common Stock Issued to Settle Fees for Services Provided

On April 24, 2009, the Company entered into an agreement with Advocos LLC, a contract sales organization that serves as part of the Company’s sales force, for the sale of the Company’s wound care products in the United States. Pursuant to the agreement, the Company agreed to pay the contract sales organization a monthly fee and potential bonuses that will be based on achievement of certain levels of sales. The Company agreed to issue the contract sales organization cash or shares of common stock to settle fees for its services. During the years ended March 31, 2015 and 2014, the Company issued 32,501 and 65,645 shares of common stock, respectively, in connection with this agreement. The Company has determined that the fair value of the common stock was more readily determinable than the fair value of the services rendered. Accordingly, the Company recorded the fair market value of the stock as expense. During the years ended March 31, 2015 and 2014, the Company recorded $76,000 and $208,000 of expense related to this agreement, respectively. The expense was recorded as selling, general and administrative expense in the accompanying consolidated statements of comprehensive (loss) income.

NOTE 14 – Stock-Based Compensation

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

As provided under the 2006 Plan, the aggregate number of shares authorized for issuance as awards under the 2006 Plan increased on April 1, 2012, by 207,199 shares (which number constitutes 5% of the outstanding shares on the last day of the year ended March 31, 2012).  During the year ended March 31, 2015, the board of directors approved an increase of 250,000 shares authorized for issuance. The Plan is subject to adjustment on April 1, 2015, at the board’s discretion (Note 18).

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

The board has authorized 428,572 of the Company’s common stock for issuance under the 2011 Plan, in addition to automatic increases provided for in the 2011 Plan through April 1, 2021. The number of shares of the Company’s common stock reserved for issuance under the 2011 Plan will automatically increase, with no further action by the stockholders, at the beginning of each fiscal year by an amount equal to the lesser of (i) 15% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding year, or (ii) an amount approved by the Company’s board of directors. On April 1, 2012, the board determined not to increase the number of shares authorized for issuance under the 2011 Plan on April 1, 2012 as no shares had yet been issued from the 2011 Plan. The number of shares authorized for issuance will be subject to adjustment on April 1, 2015, at the board’s discretion (Note 18).

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

Shares subject to awards that expire unexercised or are forfeited or terminated for any other reason will again become available for issuance under the 2011 Plan. No participant in the 2011 Plan can receive option grants, stock appreciation rights, restricted shares, or stock units for more than 107,143 shares in the aggregate in any calendar year. As provided under the 2011 Plan, the aggregate number of shares authorized for issuance as awards under the 2011 Plan automatically increases on April 1 of each year by in an amount equal to the lesser of (i) 15% of the outstanding shares on the last day of the immediately preceding year, or (ii) an amount determined by the board. During the year ended March 31, 2015, the board of directors approved an increase of 1,120,021 shares authorized for issuance. The Plan is subject to adjustment on April 1, 2015, at the board’s discretion (Note 18).

Stock-Based Award Activity

The Company had no restricted stock units outstanding at March 31, 2015.

Options outstanding at March 31, 2015 under the various plans are as follows:

Plan	Total Number of Options Outstanding in by Plan
2004 Plan	40,000
2006 Plan	1,149,000
2011 Plan	1,688,000
2,877,000

A summary of activity under all option plans for the year ended March 31, 2015 is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2014	2,536,000	$7.78
Options granted	384,000	2.28
Options exercised	–	–
Options forfeited or expired	(43,000)	(13.89)
Outstanding at March 31, 2015	2,877,000	$6.96	7.82	–
Exercisable at March 31, 2015	1,592,000	$9.62	6.88	–
Options available for grant as of March 31, 2015	1,456,000

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock, or $0.84 per share at March 31, 2015.

Stock-Based Compensation

The Company accounts for share-based awards exchanged for employee services at the estimated grant date fair value of the award. The Company amortizes the fair value of employee stock options on a straight-line basis over the requisite service period of the awards.  Compensation expense includes the impact of an estimate for forfeitures for all stock options.

Employee stock-based compensation expense is as follows:

	Employee Stock-based Compensation for the Year Ended March 31, 2015	Employee Stock-based Compensation for the Year Ended March 31, 2014
Cost of revenues	$235,000	$126,000
Research and development	339,000	187,000
Selling, general and administrative	1,197,000	794,000
Total stock-based compensation	$1,771,000	$1,107,000

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

The Company estimated the fair value of employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service periods of the respective awards. The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Year Ended March 31,
	2015	2014
Fair value of the Company’s common stock on date of grant	$2.28	$3.91
Expected Term	6.67 yrs	5.96 yrs
Risk-free interest rate	1.70%	1.66%
Dividend yield	0.00%	0.00%
Volatility	93.0%	86.0%

The weighted-average fair values of options granted during the years ended March 31, 2015 and 2014 were $1.92 and $2.65, respectively.

The expected term of the stock options represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by the Securities and Exchange Commission's Staff Accounting Bulletin No. 110 for “plain vanilla” options. The expected stock price volatility for the Company’s stock options was determined by using an average of the historical volatilities of the Company and its industry peers. The Company will continue to analyze the stock price volatility and expected term assumptions as more data for the Company’s common stock and exercise patterns become available. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. The Company estimates forfeitures based on historical experience and reduces compensation expense accordingly. The estimated forfeiture rates used during the year ended March 31, 2015 ranged from 0.21% to 0.85%. The estimated forfeiture rates used during the year ended March 31, 2014 ranged from 2.53% to 4.77%.

At March 31, 2015, there were unrecognized compensation costs of $2,737,000 related to stock options which are expected to be recognized over a weighted-average amortization period of 1.89 years.

The Company did not capitalize any cost associated with stock-based compensation.

The Company issues new shares of common stock upon exercise of stock options.

NOTE 15 – Income Taxes

The Company has the following net deferred tax assets (in thousands):

	March 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$36,661	$36,209
Research and development tax credit carryforwards	1,667	1,650
Stock-based compensation	4,880	3,941
Reserves and accruals	1,731	2,537
Other deferred tax assets	49	13
State income taxes	(1)	(1)
Basis difference in assets	5	35
Total deferred tax assets	$44,992	$44,384
Deferred tax liabilities:
Unrealized gain on Ruthigen	(1,105)	(3,111)
Net deferred tax asset	43,887	41,273
Valuation allowance	(43,887)	(41,273)
Net deferred tax asset	$–	$–

The Company’s recorded income tax expense, net of the change in the valuation allowance, for each of the periods presented is as follows (in thousands):

	Years Ended March 31,
	2015	2014
Income tax (benefit)	$(2,613)	$436
Change in valuation allowance	2,613	(436)
Net income tax expense	$–	$–

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Years Ended March 31,
	2015		2014
Expected federal statutory rate	(34.0%	)	(34.0%	)
State income taxes, net of federal benefit	(1.8%	)	(6.6%	)
Research and development credit	(0.2%	)	0.1%
Foreign earnings taxed at different rates	0.5%		(2.6%	)
Effect of permanent differences on Ruthigen deconsolidation	0.0%		29.7%
Effect of permanent differences	(20.6%	)	(19.5%	)
Impact of foreign exchange rate fluctuations on foreign deferred income taxes	25.0%		14.9%
Impact of change in foreign net operating loss	(9.6%	)	15.8%
Adjustment of NOL due to Ruthigen deconsolidation	8.6%		0.0%
Cancellation of stock options and true-ups	(2.7%	)	(6.5%	)
Other	3.0%		(3.1%	)
	(31.8%	)	(11.8%	)
Change in valuation allowance	31.8%		11.8%
Totals	0.0%		0.0%

At March 31, 2015, the Company had net operating loss carryforwards for federal, state and foreign income tax purposes of approximately $87,831,000, $64,666,000 and $14,988,000, respectively. The federal net operating loss carryforwards will expire, if not utilized, on March 31, 2020. The state net operating loss carryforwards will expire, if not utilized, on March 31, 2016. The foreign net operating loss carryforwards will expire, if not utilized, on March 31, 2017. The Company also had, at March 31, 2015, federal and state research credit carryforwards of approximately $827,000 and $790,000, respectively. The federal credits will expire, if not utilized, on March 31, 2023 and the state credits do not expire. The Company also had, at March 31, 2015 foreign tax credits carryforwards of approximately $50,000. The foreign credits will expire, if not utilized, on March 31, 2023.

On March 26, 2014, Ruthigen, Inc. ("Ruthigen") filed a certificate of incorporation (the “Restated Certificate”) with the Secretary of State of the State of Delaware in connection with the closing of the Company’s initial public offering of its securities. Upon the closing of the initial public offering, the Company deconsolidated Ruthigen because it no longer had a controlling financial interest in Ruthigen, its former subsidiary. For financial reporting purpose, Ruthigen is considered as a related party after the deconsolidation as long as Oculus still holds a non-controlling financial interest in Ruthigen. Ruthigen maintains a separate accounting function from Oculus as of March 26, 2014.

The Company has completed a study to assess whether a change in control has occurred or whether there have been multiple changes of control since the Company’s formation. The Company determined, based on the results of the study, no change in control occurred for purposes of Internal Revenue Code section 382. The Company, after considering all available evidence, fully reserved for these and its other deferred tax assets since it is more likely than not such benefits will not be realized in future periods. The Company has incurred losses for both financial reporting and income tax purposes for the year ended March 31, 2015. Accordingly, the Company is continuing to fully reserve for its deferred tax assets. The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the Company’s deferred income tax assets satisfy the realization standards, the valuation allowance will be reduced accordingly.

As a result of certain realization requirements of Accounting Standards Codification Topic 718, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at March 31, 2015 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting purposes. Equity will be increased by approximately $533,000 if and when such deferred tax assets are ultimately realized.

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

The Company has identified its federal tax return and its state tax return in California as major tax jurisdictions. The Company also filed tax returns in foreign jurisdictions, principally Mexico and The Netherlands. The Company’s evaluation of uncertain tax matters was performed for tax years ended through March 31, 2015. Generally, the Company is subject to audit for the years ended March 31, 2014, 2013 and 2012 and may be subject to audit for amounts relating to net operating loss carryforwards generated in periods prior to March 31, 2012. The Company has elected to retain its existing accounting policy with respect to the treatment of interest and penalties attributable to income taxes, and continues to reflect interest and penalties attributable to income taxes, to the extent they arise, as a component of its income tax provision or benefit as well as its outstanding income tax assets and liabilities. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments.

The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized tax benefits will increase or decrease within 12 months of March 31, 2015. The unrecognized tax benefits may increase or change during the next year for items that arise in the ordinary course of business.

NOTE 16 – Employee Benefit Plan

The Company has a program to contribute and administer a qualified 401(k) plan. Under the 401(k) plan, the Company matches employee contributions to the plan up to 4% of the employee’s salary. Company contributions to the plans amounted to an aggregate of $137,000 and $131,000 for the years ended March 31, 2015 and 2014, respectively.

NOTE 17 – Segment and Geographic Information

The Company generates product revenues from wound care products which are sold into the human and animal healthcare markets, and the Company generates service revenues from laboratory testing services which are provided to medical device manufacturers.

The following table shows the Company’s product revenues by geographic region:

	Year Ended March 31,
	2015	2014	$ Change	% Change
United States	$1,978,000	$1,406,000	$572,000	41%
Mexico	5,053,000	3,758,000	1,295,000	34%
Europe and Rest of the World	2,908,000	2,046,000	862,000	42%
	9,939,000	7,210,000	2,729,000	38%
Product license fees and royalties	3,056,000	5,513,000	(2,457,000)	(45%	)
Total	$12,995,000	$12,723,000	$272,000	2%

In the year ended March 31, 2015, product license fees and royalties revenue declined primarily as a result of the termination of the Company’s agreement with Innovacyn and a decline in unit volume sold by Exeltis/Quinnova. Additionally, in the year ended March 31, 2014, the Company’s agreement with Onset/Precision was terminated.

The following table shows the Company’s product license fees and royalties revenue by partner:

	Year Ended March 31,
	2015	2014	$ Change	% Change
Exeltis/Quinnova	$437,000	$807,000	$(370,000)	(46%	)
Onset/Precision	–	27,000	(27,000)	(100%	)
Innovacyn	1,120,000	3,100,000	(1,980,000)	(64%	)
Laboratorios Sanfer and More Pharma	1,499,000	1,501,000	(2,000)	0%
China distributor	–	78,000	(78,000)	(100%	)
Total	$3,056,000	$5,513,000	$(2,457,000)	(45%	)

The Company’s service revenues amounted to $859,000 and $945,000 for the years ended March 31, 2015 and 2014.

NOTE 18 – Subsequent Events

On June 1, 2015, the Board of Directors of the Company approved an increase of 250,000 shares authorized for issuance under the 2006 Stock Plan as of April 1, 2015, and an increase of 2,256,762 shares authorized for issuance under the 2011 Stock Plan as of April 1, 2015.

Pursuant to an At-the-Market Issuance Sales Agreement with MLV & Co. LLC dated April 2, 2014, the Company may issue and sell shares of common stock having an aggregate offering price of up to $9,159,000 from time to time through MLV acting as the Company’s sales agent. The Company sold 500,000 shares of common stock on June 9, 2015, for gross proceeds of $907,000 and net proceeds of $879,000 after deducting commissions and other offering expenses. The Company has sold an aggregate 967,934 shares of common stock to date, for gross proceeds of $2,350,000 and net proceeds of $2,220,000 after deducting commissions and other offering expenses under the agreement with MLV. The Company pays MLV a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through MLV as agent.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of our most recent fiscal year. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 1992 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended March 31, 2015 (the “2015 Proxy Statement”).

Item 405 of Regulation S-K requires the disclosure of, based upon our review of the forms submitted to us during and with respect to our most recent fiscal year, any known failure by any director, officer, or beneficial owner of more than ten percent of any class of our securities, or any other person subject to Section 16 of the Exchange Act (“reporting person”) to file timely a report required by Section 16(a) of the Exchange Act. This disclosure is contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2015 Proxy Statement.

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

ITEM 11. Executive Compensation

The information required by this Item is incorporated by reference to the 2015 Proxy Statement.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the 2015 Proxy Statement.

The information required to be disclosed by Item 201(d) of Regulation S-K, “Securities Authorized for Issuance Under Equity Compensation Plans,” appears under the caption “Equity Compensation Plan Information” in the 2015 Proxy Statement and such information is incorporated by reference into this report.

ITEM 13. Certain Relationships, Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the 2015 Proxy Statement.

ITEM 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the 2015 Proxy Statement.

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

(b) Exhibits

Exhibit Index

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc. (included as Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed June 20, 2007, and incorporated herein by reference).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc. (included as Exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 21, 2008, and incorporated herein by reference).
3.3	Amended and Restated Bylaws, as Amended of Oculus Innovative Sciences, Inc., effective November 3, 2010 (included as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2010, and incorporated herein by reference).
3.4	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 22, 2013, and incorporated herein by reference).
3.5	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 8, 2014, and incorporated herein by reference).
4.1	Specimen Common Stock Certificate (included as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.2	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.3	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.4	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.11 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.5	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.12 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.6	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 13, 2007, and incorporated herein by reference).
4.7	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 28, 2008, and incorporated herein by reference).

4.8	Warrant issued to Dayl Crow, dated March 4, 2009 (included as Exhibit 4.16 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).
4.9	Form of Common Stock Purchase Warrant for April 2009 offering (included as Exhibit 4.15 to the Company’s Registration Statement on Form S-1 (File No. 333-158539) declared effective on July 24, 2009, and incorporated herein by reference).
4.10	Form of Common Stock Purchase Warrant for July 2009 offering (included as Exhibit 4.15 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).
4.11	Certificate of Designation of Preferences, Rights and Limitations of Series A 0% Convertible Preferred Stock, filed with the Delaware Secretary of State on April 24, 2012 (included as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).
4.12	Form of Common Stock Purchase Warrant for April 2012 offering (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).
4.13	Form of Underwriters Warrant to be issued to the Underwriters in connection with the March 2013 Offering (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 7, 2013, and incorporated herein by reference).
4.14	Warrant issued to Dawson James Securities, Inc., dated December 9, 2013 (included as exhibit 4.14 to the Company’s 10-Q filed February 14, 2014 and incorporated herein by reference).
4.15	Form of Series A Common Stock Purchase Warrant for February 2014 offering (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 26, 2014 and incorporated herein by reference).
4.16	Form of Series B Common Stock Purchase Warrant for February 2014 offering (included as exhibit 4.2 to the Company’s Current Report on Form 8-K filed February 26, 2014 and incorporated herein by reference).
4.17	Warrant issued to Dawson James Securities, Inc., dated February 26, 2014 (included as exhibit 4.3 to the Company’s Current Report on Form 8-K filed February 26, 2014 and incorporated herein by reference).
4.18	Warrant Agreement, including Form of Warrant entered into by and between Oculus Innovative Sciences, Inc. and Computershare, Inc. and Computershare Trust Company, N.A., dated January 20, 2015 (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.19	Underwriters Warrant issued to Maxim Partners LLC on January 26, 2015 (included as exhibit 4.2 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.20	Underwriters Warrant issued to Robert D. Keyser, Jr. on January 26, 2015 (included as exhibit 4.3 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.21	Underwriters Warrant issued to R. Douglas Armstrong on January 26, 2015 (included as exhibit 4.4 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.22	Underwriters Warrant issued to Dawson James Securities, Inc. on January 26, 2015 (included as exhibit 4.5 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.23	Underwriters Warrant issued to Dawson James Securities, Inc. on January 26, 2015 (included as exhibit 4.6 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
10.1	Form of Indemnification Agreement between Oculus Innovative Sciences, Inc. and its officers and directors (included as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.2	Office Lease Agreement, dated October 26, 1999, between Oculus Innovative Sciences, Inc. and RNM Lakeville, L.P. (included as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.3	Amendment No. 1 to Office Lease Agreement, dated September 15, 2000, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.4	Amendment No. 2 to Office Lease Agreement, dated July 29, 2005, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.5	Amendment No. 3 to Office Lease Agreement, dated August 23, 2006, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.6	Office Lease Agreement, dated May 18, 2006, between Oculus Technologies of Mexico, S.A. de C.V. and Antonio Sergio Arturo Fernandez Valenzuela (translated from Spanish) (included as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.7	Office Lease Agreement, dated July 2003, between Oculus Innovative Sciences, B.V. and Artikona Holding B.V. (translated from Dutch) (included as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

10.8	Form of Director Agreement (included as Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.9	Framework Agreement, dated June 16, 2005, by and among Javier Orozco Gutierrez, Quimica Pasteur, S de R.L., Jorge Paulino Hermosillo Martin, Oculus Innovative Sciences, Inc. and Oculus Technologies de Mexico, S.A. de C.V. (included as Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.10	Mercantile Consignment Agreement, dated June 16, 2005, between Oculus Technologies de Mexico, S.A. de C.V., Quimica Pasteur, S de R.L. and Francisco Javier Orozco Gutierrez (included as Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.11	Partnership Interest Purchase Option Agreement, dated June 16, 2005, by and between Oculus Innovative Sciences, Inc. and Javier Orozco Gutierrez (included as Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.12	Termination of Oculus Innovative Sciences, Inc. and Oculus Technologies de Mexico, S.A. de C.V.’s Agreements with Quimica Pasteur, S de R.L. by Jorge Paulino Hermosillo Martin (translated from Spanish) (included as Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.13	Termination of Oculus Innovative Sciences, Inc. and Oculus Technologies de Mexico, S.A. de C.V.’s Agreements with Quimica Pasteur, S de R.L. by Francisco Javier Orozco Gutierrez (translated from Spanish) (included as Exhibit 10.29 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.14	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Hojabr Alimi, dated January 1, 2004 (included as Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.15	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Jim Schutz, dated January 1, 2004 (included as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.16	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Robert Miller, dated June 1, 2004 (included as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.17	Amended and Restated Oculus Innovative Sciences, Inc. 2006 Stock Incentive Plan and related form stock option plan agreements (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 2, 2007, and incorporated herein by reference).
10.18	Amendment No. 4 to Office Lease Agreement, dated September 13, 2007, by and between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).
10.19	Amendment to Office Lease Agreement, effective February 15, 2008, by and between Oculus Innovative Sciences Netherlands B.V. and Artikona Holding B.V. (translated from Dutch) (included as Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).
10.20	Purchase Agreement by and between Oculus Innovative Sciences, Inc. and Robert Burlingame, dated January 26, 2009 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 29, 2009, and incorporated herein by reference).
10.21	Purchase Agreement by and between Oculus Innovative Sciences, Inc. and Non-Affiliated Investors, dated January 26, 2009 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 29, 2009, and incorporated herein by reference).
10.22	Revenue Sharing Distribution Agreement by and between Oculus Innovative Sciences, Inc. and VetCure, Inc., dated January 26, 2009 (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 29, 2009, and incorporated herein by reference).
10.23	Purchase Agreement by and between Oculus Innovative Sciences, Inc., Robert Burlingame and Seamus Burlingame, dated February 24, 2009 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 27, 2009, and incorporated herein by reference).
10.24	Amendment No. 1 to Revenue Sharing Distribution Agreement by and between Oculus Innovative Sciences, Inc. and VetCure, Inc., dated February 24, 2009 (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed February 27, 2009, and incorporated herein by reference).
10.25	Consultant Agreement by and between Oculus Innovative Sciences, Inc. and Robert C. Burlingame, dated April 1, 2009 (included as Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).
10.26	Microcyn U.S. Commercial Launch Agreement by and between Oculus Innovative Sciences, Inc. and Advocos, dated April 24, 2009 (included as Exhibit 10.53 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).

10.27	Amendment No. 5 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and RNM Lakeville, LLC, dated May 18, 2009 (included as Exhibit 10.54 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).
10.28	Engagement Agreement by and between Oculus Innovative Sciences, Inc. and Dawson James Securities, Inc., dated April 10, 2009 (included as Exhibit 10.55 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).
10.29	Amendment and Clarification of Engagement Letter by and between Oculus Innovative Sciences, Inc. and Dawson James Securities, Inc., dated July 2, 2009 (included as Exhibit 10.56 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).
10.30	Second Amendment and Clarification of Engagement Letter by and between Oculus Innovative Sciences, Inc. and Dawson James Securities, Inc., dated July 10, 2009 (included as Exhibit 10.57 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).
10.31†	Warrant Purchase Agreement by and between Oculus Innovative Sciences, Inc. and Dawson James Securities, Inc., dated July 13, 2009 (included as Exhibit 10.58 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).
10.32	Amendment No. 2 to Revenue Sharing, Partnership and Distribution Agreement between Oculus Innovative Sciences, Inc. and Vetericyn, Inc., dated July 24, 2009 (refiled as Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2010 filed April 29, 2011, and incorporated herein by reference).
10.33	Loan and Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, Inc., dated May 1, 2010 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 6, 2010, and incorporated herein by reference).
10.34†	Supplement to the Loan and Security Agreement between Oculus Innovative Sciences, Inc., and Venture Lending & Leasing V, Inc., dated May 1, 2010 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 6, 2010, and incorporated herein by reference).
10.35†	Amendment No. 3 to Revenue Sharing, Partnership and Distribution Agreement between Oculus Innovative Sciences, Inc. and Vetericyn, Inc., dated June 1, 2010 (refiled as Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2010 filed April 29, 2011, and incorporated herein by reference).
10.36	Amendment No. 1 to Exhibit A to the Revenue Sharing Distribution Agreement and to the Revenue Sharing, Partnership and Distribution Agreement as Revised and Amended, June 1, 2010, dated September 1, 2010 (included as Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2010, and incorporated herein by reference).
10.37	Continuous Offering Program Agreement between Oculus Innovative Sciences, Inc. and Rodman & Renshaw, LLC, dated September 3, 2010 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 17, 2010, and incorporated herein by reference).
10.38†	Purchase Agreement by and between Oculus Innovative Sciences, Inc. and accredited investors, dated February 6, 2009 (refiled as Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2010, and incorporated herein by reference).
10.39†	Distribution Agreement between Oculus Innovative Sciences, Inc. and Tianjin Ascent Import and Export Company, Ltd., dated January 28, 2011 (included as Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q filed February 4, 2011, and incorporated herein by reference).
10.40†	Exclusive Sales and Distribution Agreement between Oculus Innovative Sciences, Inc. and Quinnova Pharmaceuticals, Inc., dated February 14, 2011 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 18, 2011, and incorporated herein by reference).
10.41	Exclusive Co-Promotion Agreement between Oculus Innovative Sciences, Inc. and Quinnova Pharmaceuticals, Inc., dated February 14, 2011 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 18, 2011, and incorporated herein by reference).
10.42	Product Option Agreement between Oculus Innovative Sciences, Inc. and AmDerma Pharmaceuticals, LLC, dated February 14, 2011 (included as Exhibit 10.3 to the Company's Current Report on Form 8-K filed February 18, 2011, and incorporated herein by reference).
10.43	Amendment No. 6 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and RNM Lakeville, L.P., dated April 26, 2011 (included as Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed June 3, 2011, and incorporated herein by reference).
10.44	Loan and Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing VI, Inc., dated June 29, 2011 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).
10.45	Supplement to the Loan and Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing VI, Inc., dated June 29, 2011 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).

10.46	Amendment No. 1 to the Loan and Security Agreement and Supplement to the Loan and Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, Inc., dated June 29, 2011 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).
10.47	Intellectual Property Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing VI, Inc., dated June 29, 2011 (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).
10.48	Intellectual Property Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, Inc., dated June 29, 2011 (included as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).
10.49†	Oculus Innovative Sciences, Inc. 2011 Stock Incentive Plan (included as Exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2011, and incorporated herein by reference).
10.50†	Distribution Agreement between Oculus Innovative Sciences, Inc. and Shanghai Sunvic Technology Co. Ltd., dated June 26, 2011 (included as Exhibit 10.58 to the Company’s Quarterly Report on Form 10-Q filed August 4, 2011 and incorporated herein by reference).
10.51	Patent License Agreement-Exclusive between Oculus Innovative Sciences, Inc. and agencies of the United States Public Health Service within the Department of Health and Human Services, dated August 22, 2011 (included as Exhibit 10.60 to the Company’s Quarterly Report on Form 10-Q filed November 3, 2011, and incorporated herein by reference).
10.52†	Securities Purchase Agreement by and between the Company and the Purchasers, dated April 22, 2012 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).
10.53†	Collaboration Agreement between Oculus Innovative Sciences, Inc. and AmDerma Pharmaceuticals, LLC, dated June 21, 2012 (included as Exhibit 10.53 to the Company’s Annual Report on Form 10-K filed June 21, 2012 and incorporated herein by reference).
10.54†	License, Exclusive Distribution and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Oculus Technologies of Mexico, S.A. de C.V., and, More Pharma Corporation, S. de R.L. de C.V., dated August 9, 2012 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 15, 2012, and incorporated herein by reference).
10.55	Exclusive Distribution and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Oculus Technologies of Mexico, S.A. de C.V., and, More Pharma Corporation, S. de R.L. de C.V., dated August 9, 2012 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed August 15, 2012, and incorporated herein by reference).
10.56	Amendment No. 7 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and 1125-1137 North McDowell, LLC, dated October 10, 2012 (included as Exhibit 10.58 to the Company’s Quarterly Report on Form 10-Q filed November 8, 2012, and incorporated herein by reference).
10.57	Stock Purchase Agreement by and between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, LLC and Venture Lending & Leasing VI, LLC, dated October 30, 2012 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 1, 2012, and incorporated herein by reference).
10.58	Letter Agreement by and between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, Inc., dated October 30, 2012 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed November 1, 2012, and incorporated herein by reference).
10.59	Letter Agreement by and between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing VI, Inc., dated October 30, 2012 (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed November 1, 2012, and incorporated herein by reference).
10.60	Side Letter Agreement to the Stock Purchase Agreement dated April 22, 2012 by and between Oculus Innovative Sciences, Inc., on one hand, and Sabby Healthcare Volatility Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. on the other hand, dated October 29, 2012 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed November 1, 2012, and incorporated herein by reference).
10.61	Offer of Employment Letter between Oculus Innovative Sciences, Inc. and Sameer Harish, effective as of February 1, 2013 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 4, 2013, and incorporated herein by reference).
10.62	Employment Agreement by and between Ruthigen, Inc. and Hojabr Alimi, dated March 21, 2013 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 22, 2013, and incorporated herein by reference).
10.63	License and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated May 23, 2013 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 7, 2013, and incorporated herein by reference).
10.64	Shared Services Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated May 23, 2013 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed June 7, 2013, and incorporated herein by reference).

10.65	Amendment to Offer of Employment Letter between Oculus Innovative Sciences, Inc. and Sameer Harish, dated May 23, 2013 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed June 7, 2013, and incorporated herein by reference).
10.66	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Jim Schutz, dated June 20, 2013 (filed as Exhibit 10.68 to the Company’s Annual Report on Form 10-K, filed June 25, 2013 and incorporated herein by reference).
10.67	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Robert Miller, dated June 20, 2013 (filed as Exhibit 10.69 to the Company’s Annual Report on Form 10-K, filed June 25, 2013 and incorporated herein by reference).
10.68	Separation Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated August 2, 2013 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 8, 2013 and incorporated herein by reference).
10.69	Amendment No. 1 to License and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated October 9, 2013 (included as exhibit 10.64 to the Company’s 10-Q filed November 19, 2013 and incorporated herein by reference).
10.70	Amendment No. 2 to License and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated November 6, 2013 (included as exhibit 10.65 to the Company’s 10-Q filed November 19, 2013 and incorporated herein by reference).
10.71	Letter Agreement by and between Oculus Innovative Sciences, Inc., Venture Lending & Leasing V, Inc., and Venture Lending & Leasing VI, Inc., dated November 6, 2013 (filed as exhibit 10.66 to the Company’s 10-Q filed November 19, 2013 and incorporated herein by reference).
10.72	Form of Securities Purchase Agreement by and between Oculus Innovative Sciences, Inc. and the Purchasers, dated December 4, 2013 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 6, 2013, and incorporated herein by reference).
10.73	Funding Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated January 31, 2014 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 6, 2014, and incorporated herein by reference).
10.74	Amended Separation Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated January 31, 2014 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 6, 2014, and incorporated herein by reference).
10.75	Amendment No. 3 to License and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated January 31, 2014 (included as exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 6, 2014 and incorporated herein by reference).
10.76	Amendment No. 1 to Shared Services Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated January 31, 2014 (included as exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 6, 2014).
10.77	Letter Agreement by and between Oculus Innovative Sciences, Inc. and Hojabr Alimi, dated January 31, 2014 (included as exhibit 10.6 to the Company’s Current Report on Form 8-K filed February 6, 2014).
10.78	Form of Securities Purchase Agreement by and between Oculus Innovative Sciences, Inc. and the Purchasers, dated February 21, 2014 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 26, 2014 and incorporated herein by reference).
10.79	At-the-Market Issuance Sales Agreement, dated April 2, 2014, by and between Oculus Innovative Sciences, Inc. and MLV & Co. LLC (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 2, 2014 and incorporated herein by reference).
10.80	Lease Agreement by and between Oculus Innovative Sciences, Inc. and 2500 Investors, Inc., dated July 9, 2014.
10.81	Securities Purchase Agreement, dated January 8, 2015, by and between Oculus Innovative Sciences, Inc. and two investors, Ruthigen, Inc. and Dawson James Securities, Inc. (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 12, 2015 and incorporated herein by reference).
10.82	Underwriting Agreement entered into by and between Oculus Innovative Sciences, Inc. and Maxim Group LLC as representative of the underwriters named on Schedule A thereto, dated January 20, 2015 (included as exhibit 1.1 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
10.83†	Sales Representation Contract, dated February 1, 2015, by and between Oculus Innovative Sciences, Inc. and SLA Brands, Inc. (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 2, 2015 and incorporated herein by reference).
10.84	Securities Purchase Follow-Up Agreement, dated March 13, 2015, by and between Oculus Innovative Sciences, Inc., two investors, Ruthigen, Inc. and Dawson James Securities, Inc. (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 16, 2015 and incorporated herein by reference).
10.85	Securities Purchase Agreement, dated March 13, 2015, by and between Oculus Innovative Sciences, Inc., several investors, Ruthigen, Inc. and Dawson James Securities, Inc. (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 16, 2015 and incorporated herein by reference).

10.86	Agreement, dated March 13, 2015, by and between Oculus Innovative Sciences, Inc. and Pulmatrix, Inc. (included as exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 16, 2015 and incorporated herein by reference).
10.87	Agreement, dated March 13, 2015, by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc. (included as exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 16, 2015 and incorporated herein by reference).
21.1*	List of Subsidiaries.
23.1*	Consent of Marcum LLP, independent registered public accounting firm.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*#	XBRL Instance Document.
101.SCH*#	XBRL Taxonomy Extension Schema.
101.CAL*#	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*#	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*#	XBRL Taxonomy Extension Label Linkbase.
101.PRE*#	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
†	Confidential treatment has been granted with respect to certain portions of this agreement.
#	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

OCULUS INNOVATIVE SCIENCES, INC.

Date: June 16, 2015	By:	/s/ Jim Schutz
Jim Schutz President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jim Schutz	President, Chief Executive Officer and	June 16, 2015
Jim Schutz	Director (Principal Executive Officer)

/s/ Robert E. Miller	Chief Financial Officer	June 16, 2015
Robert E. Miller	(Principal Financial Officer, and
Principal Accounting Officer)

/s/ Sharon Barbari	Director	June 16, 2015
Sharon Barbari

/s/ Jay Edward Birnbaum	Director	June 16, 2015
Jay Edward Birnbaum

/s/ Russell Harrison	Director	June 16, 2015
Russell Harrison

/s/ Jerry McLaughlin	Director	June 16, 2015
Jerry McLaughlin

