Form 10-Q
period 2015-06-30
Oculus Innovative Sciences, Inc.
filed 2015-08-07
CIK 1367083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of August 4, 2015, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 16,405,665.

OCULUS INNOVATIVE SCIENCES, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30,	March 31,
	2015	2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,752	$6,136
Accounts receivable, net	2,540	1,517
Inventories, net	1,466	1,402
Prepaid expenses and other current assets	506	592
Total current assets	13,264	9,647
Property and equipment, net	863	795
Long-term investment	–	4,538
Other assets	79	68
Total assets	$14,206	$15,048

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,202	$932
Accrued expenses and other current liabilities	916	782
Deferred revenue	507	769
Current portion of long-term debt	35	87
Derivative liabilities	70	11
Total current liabilities	2,730	2,581
Deferred revenue, less current portion	339	413
Total liabilities	3,069	2,994
Commitments and Contingencies (Note 6)
Stockholders’ Equity
Convertible preferred stock, $0.0001 par value; 714,286 shares authorized, none issued and outstanding at June 30, 2015 and March 31, 2015, respectively	–	–
Common stock, $0.0001 par value; 30,000,000 shares authorized, 15,681,565 and 15,045,080 shares issued and outstanding at June 30, 2015 and March 31, 2015, respectively	2	2
Additional paid-in capital	159,266	157,772
Accumulated deficit	(144,553)	(142,213)
Accumulated other comprehensive loss	(3,578)	(3,507)
Total stockholders’ equity	11,137	12,054
Total liabilities and stockholders’ equity	$14,206	$15,048

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2015	2014
Revenues
Product	$2,916	$2,121
Product licensing fees and royalties	447	1,049
Service	317	222
Total revenues	3,680	3,392
Cost of revenues
Product	1,516	1,322
Service	291	164
Total cost of revenues	1,807	1,486
Gross profit	1,873	1,906
Operating expenses
Research and development	467	439
Selling, general and administrative	3,717	2,981
Total operating expenses	4,184	3,420
Loss from operations	(2,311)	(1,514)
Interest expense	–	(3)
(Loss) gain due to change in fair value of derivative liabilities	(59)	1,478
Other income expense, net	30	(31)
Net loss	(2,340)	(70)
Net loss per common share: basic and diluted	$(0.15)	$(0.01)
Weighted-average number of shares used in common share calculations:
Basic and diluted	15,170	8,346
Other comprehensive loss
Net loss	$(2,340)	$(70)
Foreign currency translation adjustments	(71)	8
Comprehensive loss	$(2,411)	$(62)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2015	2014
	(In thousands)
Cash flows from operating activities
Net loss	$(2,340)	$(70)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	62	64
Stock-based compensation	412	451
Service provider expenses settled with common stock	107	–
Loss (gain) due to change in fair value of derivative liabilities	59	(1,478)
Foreign currency transaction (gain) loss	(9)	8
Gain on disposal of property and equipment	–	(13)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,052)	(160)
Due from affiliate	–	537
Inventories, net	(82)	(213)
Prepaid expenses and other current assets	84	226
Accounts payable	284	206
Accrued expenses and other current liabilities	265	(41)
Deferred revenue	(375)	(863)
Net cash used in operating activities	(2,585)	(1,346)
Cash flows from investing activities:
Purchases of property and equipment	(148)	(21)
Proceeds from sale of long-term investment	4,538	–
Long-term deposits	(12)	13
Net cash provided by (used in) investing activities	4,378	(8)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	879	952
Principal payments on long-term debt	(52)	(83)
Net cash provided by financing activities	827	869
Effect of exchange rate on cash and cash equivalents	(4)	(8)
Net increase (decrease) in cash and cash equivalents	2,616	(493)
Cash and cash equivalents, beginning of period	6,136	5,480
Cash and cash equivalents, end of period	$8,752	$4,987
Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$3
Non-cash operating and financing activities:
Issuance of common stock to settle obligation	$96	$–

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.	Organization and Summary of Significant Accounting Policies

Organization

Oculus Innovative Sciences, Inc. (the “Company”) was incorporated under the laws of the State of California in April 1999 and was reincorporated under the laws of the State of Delaware in December 2006. The Company’s principal office is located in Petaluma, California. The Company is a global specialty pharmaceutical company that develops, produces, and markets solutions for the treatment of dermatological conditions and advanced tissue care in the United States and 39 countries around the world. The Company is pioneering innovative products for the dermatology, surgical, advanced tissue and skin care, and animal healthcare markets. The Company’s key proprietary technology platform is called Microcyn® Technology. This technology is based on electrically charged oxychlorine small molecules designed to target a wide range of organisms that cause disease (pathogens). Several Microcyn® Technology tissue care products are designed to treat infections and enhance healing while reducing the need for antibiotics.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2015 and for the three months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of June 30, 2015 and the condensed consolidated statements of comprehensive loss and cash flows for the three months ended June 30, 2015 and 2014 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented. The results for the three months ended June 30, 2015 are not necessarily indicative of results to be expected for the year ending March 31, 2016 or for any future interim period. The condensed consolidated balance sheet at March 31, 2015 has been derived from audited consolidated financial statements. However, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended March 31, 2015, and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on June 16, 2015.

Note 2.	Liquidity and Financial Condition

The Company reported a net loss of $2,340,000 and a loss from operations of $2,311,000 for the three months ended June 30, 2015. At June 30, 2015 and March 31, 2015, the Company’s accumulated deficit amounted to $144,553,000 and $142,213,000, respectively. The Company had working capital of $10,534,000 and $7,066,000 as of June 30, 2015 and March 31, 2015, respectively. The Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital to pursue its product development initiatives, penetrate markets for the sale of its products and continue as a going concern.

Pursuant to an At-the-Market Issuance Sales Agreement with MLV & Co. LLC dated April 2, 2014, the Company may issue and sell shares of common stock having an aggregate offering price of up to $9,159,000 from time to time through MLV acting as the Company’s sales agent. During the three months ended June 30, 2015, the Company sold 500,000 shares of common stock for gross proceeds of $907,000 and net proceeds of $879,000 after deducting commissions and other offering expenses. Shares of common stock sold subsequent to June 30, 2015 are disclosed in Note 12.

During the three months ended June 30, 2015, the Company sold the 1,650,000 shares of Ruthigen common stock for proceeds of $4,537,500. Additionally, during the three months ended June 30, 2015, the Company paid a banker a $165,000 a finder fee related to the sale transaction (Note 3).

The Company currently anticipates that its cash and cash equivalents will be sufficient to meet its working capital requirements to continue its sales and marketing and research and development efforts through at least twelve months. However, in order to execute the Company’s long-term Microcyn® product development strategy and to penetrate new and existing markets, the Company may need to raise additional funds through public or private equity offerings, debt financings, corporate collaborations or other means and potentially reduce operating expenditures.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Significant estimates and assumptions include reserves and write-downs related to receivables and inventories, the recoverability of long-lived assets, the valuation allowance relating to the Company’s deferred tax assets, valuation of equity and derivative instruments, debt discounts, valuation of investments, and the estimated amortization periods of upfront product licensing fees received from customers. Periodically, the Company evaluates and adjusts estimates accordingly. The allowance for doubtful accounts represents probable credit losses at June 30, 2015 and March 31, 2015 in the amounts of $19,000 and $20,000, respectively. Additionally at June 30, 2015 and March 31, 2015 the Company has allowances of $99,000 and $183,000, respectively, related to potential discounts, returns, distributor fees and rebates. The allowances are included in Accounts Receivable, net in the accompanying condensed consolidated balance sheets.

Net Loss per Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic loss per share for the three months ended June 30, 2015 and 2014 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	June 30,
	2015	2014
Options to purchase common stock	2,979,000	2,536,000
Warrants to purchase common stock	7,740,000	2,300,000
	10,719,000	4,836,000

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

Reclassifications

Certain prior period amounts have been reclassified for comparative purposes to conform to the fiscal 2016 presentation. These reclassifications have no impact on the Company’s previously reported net loss.

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

Due to changing market conditions, estimated future requirements, age of the inventories on hand and production of new products, the Company regularly reviews inventory quantities on hand and records a provision to write down excess and obsolete inventory to its estimated net realizable value. The Company recorded reserves to reduce the carrying amounts of inventories to their net realizable value in the amounts of $121,000 and $87,000 at June 30, 2015 and March 31, 2015, respectively, which is included in cost of product revenues on the Company’s accompanying condensed consolidated statements of comprehensive loss.

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

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

	Fair Value Measurements at June 30, 2015 Using
	Total June 30, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
Liabilities:
Derivative liabilities – warrants	$70,000	–	–	$70,000

	Fair Value Measurements at March 31, 2015 Using
	Total March 31, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
Liabilities:
Derivative liabilities – warrants	$11,000	–	–	$11,000

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

The Company uses the Black-Scholes option valuation model to value Level 3 derivatives at inception and on subsequent valuation dates. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as volatility. A significant decrease in the volatility or a significant decrease in the Company’s stock price, in isolation, would result in a significantly lower fair value measurement. Changes in the values of the derivative liabilities are recorded in “Loss (gain) due to change in fair value of derivative liabilities” in the Company’s condensed consolidated statements of comprehensive loss.

As of June 30, 2015 and March 31, 2015, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

Long-Term Investments

The Company accounted for its ownership of shares of Ruthigen common stock at cost in accordance with Accounting Standards Codification (“ASC”) 325-20 as a result of (a) the restrictions on voting the shares held as disclosed above, (b) the Company having no representation on the Ruthigen Board of Directors, (c) the Company’s inability to set policy at Ruthigen (d) the Company having no further commitments for funding the operations of Ruthigen and (e) the restrictions on transferability of its shares.

The Company’s long-term investments consisted of the Company’s ownership of 1,650,000 shares of Ruthigen common stock at March 31, 2015. During the three months ended June 30, 2015, the Company sold its remaining 1,650,000 shares of Ruthigen common stock for proceeds of $4,537,500 pursuant to a securities purchase agreement with two investors. Additionally, during the three months ended June 30, 2015, the Company paid a $165,000 banker fee related to the sale transaction.

Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date the condensed consolidated financial statements were issued (Note 12).

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by the Financial Accounting Standards Board (“FASB”), SEC and/or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the condensed consolidated financial statements upon adoption.

Note 4.	Condensed Consolidated Balance Sheets

Inventories, net

Inventories, net consist of the following:

	June 30,	March 31,
	2015	2015
Raw materials	$1,011,000	$865,000
Finished goods	455,000	537,000
	$1,466,000	$1,402,000

Note 5.	Derivative Liabilities

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

The derivative liabilities relating to the warrants with net-cash settlement provisions were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	Measurement Date	Warrants	Remaining Contract Term in Years	Exercise Price	Volatility	Risk-free Interest Rate	Fair Value
Warrant
Placement Agent Warrants	March 31, 2014	16,500	2.09	$5.00	128%	0.44%	$37,000
Investor - Series A Warrants	March 31, 2014	1,000	1.41	$3.00	128%	0.44%	1,000
Investor - Series B Warrants	March 31, 2014	1,400,000	1.41	$3.63	128%	0.44%	2,958,000
Placement Agent Warrants	March 31, 2014	69,037	2.09	$3.00	128%	0.44%	179,000
							$3,175,000
Warrant
Placement Agent Warrants	June 30, 2014	16,500	1.84	$5.00	100%	0.47%	$19,000
Investor - Series A Warrants	June 30, 2014	1,000	1.16	$3.00	100%	0.11%	1,000
Investor - Series B Warrants	June 30, 2014	1,400,000	1.16	$3.63	100%	0.11%	1,568,000
Placement Agent Warrants	June 30, 2014	69,037	1.84	$3.00	100%	0.47%	109,000
							$1,697,000
Warrant
Placement Agent Warrants	March 31, 2015	16,500	1.09	$5.00	100%	0.26%	$1,000
Investor - Series A Warrants	March 31, 2015	1,000	0.41	$3.00	100%	0.14%	–
Investor - Series B Warrants	March 31, 2015	1,400,000	0.41	$3.63	100%	0.14%	5,000
Placement Agent Warrants	March 31, 2015	69,037	1.09	$3.00	100%	0.26%	5,000
							$11,000

Warrant
Placement Agent Warrants	June 30, 2015	16,500	0.84	$5.00	143%	0.28%	$5,000
Investor - Series A Warrants	June 30, 2015	1,000	0.16	$3.00	143%	0.01%	–
Investor - Series B Warrants	June 30, 2015	1,400,000	0.16	$3.63	143%	0.01%	35,000
Placement Agent Warrants	June 30, 2015	69,037	0.84	$3.00	143%	0.28%	30,000
							$70,000

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Three Months Ended June 30,
	2015	2014
Beginning balance	$11,000	$3,175,000
Mark to market net unrealized loss (gain)	59,000	$(1,478,000)
Ending balance	$70,000	$1,697,000

Note 6.	Commitments and Contingencies

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

On November 13, 2014, the Company received a letter from Exeltis USA Dermatology, Inc. formerly known as Quinnova Pharmaceuticals, Inc., and herein referred to as “Exeltis”, claiming that the Company breached its Exclusive Sales and Distribution Agreement with Exeltis.  Specifically, Exeltis claimed that the marketing and selling of its Alevicyn gel product violates the terms of the Exclusive Sales and Distribution Agreement and demanded the Company cease and desist from any further marketing or sales. The Company believes that the marketing and selling of its Alevicyn gel is not in violation of the Exclusive Sales and Distribution Agreement and that the claims made by Exeltis are without merit. Exeltis continues to purchase products from the Company under a new, non-exclusive distribution agreement for sale to their customers under their own brand. The Company intends to defend this matter vigorously and does not believe an accrual for a potential loss relating to this matter is necessary at this time. While the Company believes this claim is without merit, there can be no assurances provided that the outcome of this matter will be favorable to the Company or will not have a negative impact on its condensed consolidated financial position or results of operations.

Employment Agreements

As of June 30, 2015, the Company had employment agreements in place with four of its key executives. The agreements provide, among other things, for the payment of nine to twenty-four months of severance compensation for terminations under certain circumstances. With respect to these agreements, at June 30, 2015, potential severance amounted to $1,130,000 and aggregated annual salaries amounted to $935,000.

Note 7.	Stockholders’ Equity

Authorized Capital

The Company is authorized to issue up to 30,000,000 shares of common stock with a par value of $0.0001 per share and 714,286 shares of convertible preferred stock with a par value of $0.0001 per share.

On June 29, 2015, the stockholders of the Company approved a reverse stock split of the Company’s outstanding common stock and to proportionally decrease the total number of shares that the Company is authorized to issue at a whole number ratio in the range of 1-for-5 to 1-for-9, such ratio to be determined in the discretion of the Company’s Board of Directors, and authorized the Company’s Board of Directors to effect the reverse stock split, if their judgment it is necessary, at any time until June 29, 2016, upon which date the resolution lapses. To date, no reverse stock split has been authorized by the Board of Directors.

Sale of Common Stock

Pursuant to an At-the-Market Issuance Sales Agreement with MLV & Co. LLC dated April 2, 2014, the Company may issue and sell shares of common stock having an aggregate offering price of up to $9,159,000 from time to time through MLV acting as the Company’s sales agent. During the three months ended June 30, 2015, the Company sold 500,000 shares of common stock for gross proceeds of $907,000 and net proceeds of $879,000 after deducting commissions and other offering expenses. As of June 30, 2015, the Company has sold an aggregate 967,934 shares of common stock to date, for gross proceeds of $2,350,000 and net proceeds of $2,220,000 after deducting commissions and other offering expenses. The Company pays MLV a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through MLV as agent. Shares of common stock sold subsequent to June 30, 2015 are disclosed in Note 12.

Common Stock Issued to Settle Fees for Services Provided

On April 24, 2009, the Company entered into an agreement with Advocos LLC, a contract sales organization that serves as part of the Company’s sales force, for the sale of the Company’s wound care products in the United States. Pursuant to the agreement, the Company agreed to pay the contract sales organization a monthly fee and potential bonuses that will be based on achievement of certain levels of sales. The Company agreed to issue the contract sales organization cash or shares of common stock to settle fees for its services. During the three months ended June 30, 2015, the Company issued 135,485 shares of common stock, with a fair market value of $203,000, in connection with this agreement. The Company has determined that the fair value of the common stock was more readily determinable than the fair value of the services rendered. During the three months ended June 30, 2015, the Company recorded $107,000 of expense related to this agreement and settled $96,000 of fees accrued in prior periods. The expense was recorded as selling, general and administrative expense in the accompanying condensed consolidated statement of comprehensive loss for the three months ended June 30, 2015.

Note 8.	Stock-Based Compensation

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

The expected term of stock options represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by the SEC’s Staff Accounting Bulletin No. 110 for “plain vanilla” options. The expected stock price volatility for the Company’s stock options was determined by using an average of the historical volatilities of the Company and its industry peers for non-employee grants and was determined by using the historical volatilities of the Company for employee options. The Company will continue to analyze the stock price volatility and expected term assumptions as more data for the Company’s common stock and exercise patterns become available. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. The Company estimates forfeitures based on historical experience and reduces compensation expense accordingly. The estimated forfeiture rates used during the three months ended June 30, 2015 ranged from 0.85% to 1.81%. The estimated forfeiture rates used during the three months ended June 30, 2014 ranged from 0.36% to 0.37%.

The fair value of the stock options granted was calculated using the Black-Scholes option-pricing model using the following weighted-average assumptions:

Three Months Ended June 30, 2015
Expected life	8.96 years
Risk-free interest rate	2.18%
Dividend yield	0.00%
Volatility	86%
Fair value of options granted	$1.08

The Company did not grant stock options during the three months ended June 30, 2014.

Stock-based compensation expense is as follows:

	Three Months Ended June 30,
	2015	2014
Cost of revenues	$55,000	$64,000
Research and development	73,000	96,000
Selling, general and administrative	284,000	291,000
Total stock-based compensation	$412,000	$451,000

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock ($1.43) for stock options.

At June 30, 2015, there were unrecognized compensation costs of $2,473,000 related to stock options which is expected to be recognized over a weighted-average amortization period of 1.74 years.

The Company did not capitalize any cost associated with stock-based compensation.

The Company issues new shares of common stock upon exercise of stock options.

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options.

A summary of all option activity as of June 30, 2015 and changes during the three months then ended is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at April 1, 2015	2,877,000	$6.96
Options granted	155,000	1.32
Options exercised	–	–
Options forfeited or expired	(53,000)	(4.97)
Outstanding at June 30, 2015	2,979,000	$6.70	7.19	$38,000
Exercisable at June 30, 2015	1,781,000	$8.91	6.05	$36,000
Options available for grant as of June 30, 2015	3,858,000

Note 9.	Income Taxes

The Company has completed a study to assess whether a change in control has occurred or whether there have been multiple changes of control since the Company’s formation. The Company determined, based on the results of the study, no change in control occurred for purposes of Internal Revenue Code section 382. The Company, after considering all available evidence, fully reserved its deferred tax assets since it is more likely than not, such benefits, will not be realized in future periods. The Company incurred losses for both financial reporting and income tax purposes for the year ended March 31, 2015. Accordingly, the Company is continuing to fully reserve for its deferred tax assets. The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the Company’s deferred income tax assets satisfy the realization standards, the valuation allowance will be reduced accordingly.

As a result of certain realization requirements of Accounting Standards Codification Topic 718, the Company’s deferred tax assets and liabilities do not include certain deferred tax assets at June 30, 2015 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting purposes.  Equity will be increased by approximately $533,000 if and when such deferred tax assets are ultimately realized.

Note 10.	Segment and Geographic Information

The Company generates product revenues from wound care products that are sold into the human and animal healthcare markets, and the Company generates service revenues from laboratory testing services, which are provided to medical device manufacturers.

The Company operates a single segment business for product revenues, which consists of three geographical sales territories as follows:

	Three Months Ended June 30,
Product related revenues	2015	2014
United States	$787,000	$355,000
Latin America	1,558,000	1,093,000
Europe and Rest of the World	571,000	673,000
	2,916,000	2,121,000
Product license fees and royalties	447,000	1,049,000
Total product related revenues	$3,363,000	$3,170,000

The following table shows the Company’s product license fees and royalties revenues by partner:

	Three Months Ended June 30,
Product license fees and royalties	2015	2014
Exeltis (formerly Quinnova)	$54,000	$146,000
Innovacyn	20,000	528,000
Laboratorios Sanfer (formerly More Pharma)	373,000	375,000
Total product license fees and royalties	$447,000	$1,049,000

The Company’s service revenues amounted to $317,000 and $222,000 for the three months ended June 30, 2015 and 2014, respectively.

Note 11.	Significant Customer Concentrations

For the three months ended June 30, 2015, one customer represented 53% of the quarter’s revenue. For the three months ended June 30, 2014, one customer represented 43%, and one customer represented 16% of the quarter’s revenue.

At June 30, 2015, one customer represented 57%, and one customer represented 11% of the net accounts receivable balance. At March 31, 2015, one customer represented 56%, and one customer represented 14% of the net accounts receivable balance.

Note 12.	Subsequent Events

Pursuant to an At-the-Market Issuance Sales Agreement with MLV & Co. LLC dated April 2, 2014, the Company may issue and sell shares of common stock having an aggregate offering price of up to $9,159,000 from time to time through MLV acting as the Company’s sales agent. Subsequent to June 30, 2015, the Company sold 724,100 shares of common stock for gross proceeds of $1,157,000 and net proceeds of $1,121,000 after deducting commissions and other offering expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as of June 30, 2015 and our audited consolidated financial statements for the year ended March 31, 2015 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 16, 2015.

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “anticipates,” “suggests,” “estimates,” “plans,” “projects,” “continue,” “ongoing,” “potential,” “expect,” “predict,” “believe,” “intend,” “may,” “will,” “should,” “could,” “would,” “proposal,” and similar expressions are intended to identify forward-looking statements.

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

Our Business

We are a specialty pharmaceutical company that develops and markets solutions for the treatment of dermatological conditions and advanced tissue care. Our products, which are sold throughout the United States and 39 countries around the world, have improved patient outcomes for more than five million patients globally by reducing infections, itch, pain, scarring, odor and harmful inflammatory responses.

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

Our plan is to evolve into a leading dermatology and advanced tissue care company, providing innovative and cost-effective solutions to patients, while generating strong,consistent revenue growth and maximizing long-term shareholder value.

Comparison of the Quarters Ended June 30, 2015 and 2014

Revenues

Total revenues of $3,680,000 increased by $288,000 or 8% for the quarter ended June 30, 2015, as compared to $3,392,000 for the quarter ended June 30, 2014. The increase in product revenue was largely, led by growth in the United States and Latin America of $795,000 or 37%, which was offset by a decrease in product licensing fees and royalties of $602,000 mostly related to animal health care.

Product revenues in the United States for the quarter ended June 30, 2015 of $787,000, increased by $432,000, or 122%, when compared to the same period in the prior year as a result of the launch of our dermatology and animal health care products as well as increases in our advanced wound tissue products. In October 2014, we hired a direct sales force focused on dermatology and launched four new dermatology products, one of which was just recently approved by the FDA. Additionally, at the end of the quarter ended March 31, 2015, we launched our animal health care products with our new animal health care partner, SLA Brands.

Product revenue in Latin America for the quarter ended June 30, 2015 of $1,558,000 increased by $465,000, or 43%, when compared to the same period in the prior year. This increase was dampened by an 18% decline in the peso from the same period in prior year. The sales growth in local currency was 68% with strong increases in all product categories. The increase in revenue is primarily attributed to the larger distribution network of our new partner Laboratorios Sanfer, S.A. de C.V.

Product revenue in Europe and the Rest of the World for the quarter ended June 30, 2015 of $571,000, decreased by $102,000, or 15%, as compared to the same period in the prior year, with decreases in Europe, Middle East, Singapore and India. The decrease in Europe is the result of the 23% decline in the Euro with a local currency growth of 16% for the quarter. The sales to the Middle East are sporadic and the sales from our new partner in India will not start until the quarter ending September 2015.

The following table shows our product revenues by geographic region:

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
United States	$787,000	$355,000	$432,000	122%
Latin America	1,558,000	1,093,000	465,000	43%
Europe and Rest of the World	571,000	673,000	(102,000)	(15%	)
	2,916,000	2,121,000	795,000	37%
Product license fees and royalties	447,000	1,049,000	(602,000)	(57%	)
Total	$3,363,000	$3,170,000	$193,000	6%

In the quarter ended June 30, 2015, product license fees and royalties revenue declined primarily as a result of the termination of our agreement with Innovacyn and a decline in unit volume sold by Exeltis (formerly Quinnova).

The following table shows our product license fees and royalties revenue by partner:

	Three Months Ended June 30,
Product license fees and royalties	2015	2014	$ Change	% Change
Exeltis (formerly Quinnova)	$54,000	$146,000	$(92,000)	(63)%
Innovacyn	20,000	528,000	(508,000)	(96)%
Laboratorios Sanfer (formerly More Pharma)	373,000	375,000	(2,000)	(1)%
Total product license fees and royalties	$447,000	$1,049,000	$(602,000)	(57)%

Service revenues were $317,000 and $222,000 for the quarters ended June 30, 2015 and 2014, respectively, due to an increase in the number of tests and services provided by our lab services business.

Gross Profit

We reported gross profit related to our products of $1,847,000 or 55% of product related revenues, during the quarter ended June 30, 2015, compared to a gross profit of $1,848,000, or 58% of product related revenues, for the same period in the prior year. Licensing fees and royalties revenues are included in our calculation of product related revenues and gross profit for the quarter ended June 30, 2015 and 2014.

Research and Development Expense

We reported research and development expense of $467,000 for the quarter ended June 30, 2015, an increase of $28,000, or 6%, when compared to the same period in the prior year. The increase is largely due to higher costs related to studies.

We expect our research and development expenses will remain relatively flat over the next year.

Selling, General and Administrative Expense

We reported selling, general and administrative of $3,717,000 for the quarter ended June 30, 2015, an increase of $736,000, or 25%, when compared to the same period in the prior year. The increase for the quarter ended June 30, 2015 was primarily due to higher sales and marketing expenses of $700,000 incurred primarily in the United States and Europe due to the recent hiring of a direct dermatology sales force, and higher costs related to the launch of four new dermatology products.

We expect selling, general and administrative expenses to remain within this range over the next several quarters.

Interest Expense and Interest Income

Interest expense and interest income were negligible for the quarters ended June 30, 2015 and 2014.

(Loss) gain due to Change in Fair Value of Derivative Liabilities

In connection with our December 9, 2013 and February 26, 2014 registered direct offerings we issued a series of common stock purchase warrants, which contain cash settlement provisions. During the quarter ended June 30, 2015, we recorded a loss due to an increase in the fair value of our derivative liabilities of $59,000, primarily due to an increase in our common stock price, partially offset by the decreasing contractual term of the warrants. During the quarter ended June 30, 2014, we recorded a gain due to a decrease in the fair value of our derivative liabilities of $1,478,000, primarily due to a decrease in our common stock price, partially offset by the decreasing contractual term of the warrants.

Other Income Expense, Net

Other income, net of $30,000 for the quarter ended June 30, 2015, increased $61,000, from other expense, net of $31,000 for the same period in the prior year. The increase in other income, net for the quarter ended June 30, 2015 was primarily related to foreign exchange gains and losses and a decrease in franchise tax expenses.

Net Loss

Net loss for the quarter ended June 30, 2015 was $2,340,000, an increase of $2,270,000, as compared to net loss of $70,000 for the same period in the prior year. The increase in net loss is primarily due to an increase of $736,000 in our selling general and administrative expenses, and the change in the fair value of our derivative liabilities of $1,537,000 when compared to the prior period.

Liquidity and Capital Resources

We incurred a net loss of $2,340,000 for the three months ended June 30, 2015. At June 30, 2015 and March 31, 2015, our accumulated deficit amounted to $144,553,000 and $142,213,000, respectively. At June 30, 2015 and March 31, 2015, our working capital amounted to $10,534,000 and $7,066,000, respectively. In the future, we may raise additional capital from external sources in order to continue the longer term efforts contemplated under our business plan. We expect to continue incurring losses for the foreseeable future and may need to raise additional capital to pursue our product development initiatives, to penetrate markets for the sale of our products and continue as a going concern. We cannot provide any assurances that we will be able to raise additional capital. Our management believes that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means.

Sources of Liquidity

As of June 30, 2015, we had cash and cash equivalents of $8,752,000. Since our inception, substantially all of our operations have been financed through sales of equity securities. Other sources of financing that we have used to date include our revenues, as well as various loans.

Since July 1, 2013, substantially all of our operations have been financed through the following transactions:

•	proceeds of $1,295,000 received from the exercise of common stock purchase warrants;

•	net proceeds of $2,002,000 received from a registered direct offering on December 9, 2013;

•	net proceeds of $1,187,000 received from a registered direct offering on February 26, 2014;

•	net proceeds of $5,444,000 received from an underwritten public offering on January 26, 2015;

•	net proceeds of $5,300,000 received from the sale of 2,000,000 Ruthigen shares; and

•	net proceeds of $3,341,000 received from At the Market Issuances of common stock through August 4, 2015.

Cash Flows

As of June 30, 2015, we had cash and cash equivalents of $8,752,000, compared to $6,136,000 as of March 31, 2015.

Net cash used in operating activities during the three months ended June 30, 2015 was $2,585,000, primarily due to our net loss of $2,340,000 for the period and an increase in accounts receivable of $1,052,000 due to increased sales on payment terms, offset by an increase of $549,000 in accounts payable and accrued liabilities

Net cash used in operating activities during the three months ended June 30, 2014 was $1,346,000, primarily due to our net loss of $70,000 for the period which was offset by a $1,478,000 non-cash gain due to a change in fair value of derivative liabilities. Additionally, we had $451,000 of stock-based compensation expenses and we received $537,000 from our affiliate and formerly wholly-owned subsidiary Ruthigen, Inc.

Net cash provided by investing activities was $4,378,000 for the three months ended June 30, 2015, consisting of $4,538,000 received from the sale of 1,650,000 of our shares of Ruthigen common stock, offset by $148,000 related to equipment purchases and $12,000 related to changes in long-term assets.

Net cash used in investing activities was $8,000 for three months ended June 30, 2014, primarily related to the purchase of equipment in Mexico.

Net cash provided by financing activities was $827,000 for the three months ended June 30, 2015 was primarily related to $879,000 of net proceeds received from At-the-Market Issuances of common stock which was offset by principal payments on debt in the amount of $52,000.

Net cash provided by financing activities was $869,000 for the three months ended June 30, 2014 was primarily related to $952,000 of net proceeds received from At-the-Market Issuances of common stock which was offset by principal payments on debt in the amount of $83,000.

Operating Capital and Capital Expenditure Requirements

We incurred a net loss of $2,340,000 for the three months ended June 30, 2015. At June 30, 2015 and March 31, 2015, our accumulated deficit amounted to $144,553,000 and $142,213,000, respectively. At June 30, 2015 and March 31, 2015, our working capital amounted to $10,534,000 and $7,066,000, respectively.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective at the reasonable assurance level as of June 30, 2015.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 13, 2014, we received a letter from Exeltis USA Dermatology, Inc. formerly known as Quinnova Pharmaceuticals, Inc., and herein referred to as “Exeltis”, claiming that we breached its Exclusive Sales and Distribution Agreement with Exeltis. Specifically, Exeltis claimed that the marketing and selling of its Alevicyn gel product violates the terms of the Exclusive Sales and Distribution Agreement and demanded that we cease and desist from any further marketing or sales. We believe that the marketing and selling of its Alevicyn gel is not in violation of the Exclusive Sales and Distribution Agreement and that the claims made by Exeltis are without merit. Exeltis continues to purchase products from us under a new, non-exclusive distribution agreement for sale to their customers under their own brand. We intend to defend this matter vigorously and does not believe an accrual for a potential loss relating to this matter is necessary at this time. While we believe this claim is without merit, there can be no assurances provided that the outcome of this matter will be favorable to us or will not have a negative impact on its consolidated financial position or results from operations.

Item 1A.	Risk Factors

There have been no material changes from risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended March 31, 2015, as filed with the SEC on June 16, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On June 17, 2015 we issued 135,485 shares of common stock to Advocos, LLC as compensation for services provided, and such shares were valued at $203,000. We relied on the Section 4(a)(2) exemption from securities registration under the federal securities laws for transactions not involving any public offering. No advertising or general solicitation was employed in offering the securities. The securities were issued to an accredited investor. The securities were offered for investment purposes only and not for the purpose of resale or distribution. The transfer thereof was appropriately restricted by us.

Item 3.	Default Upon Senior Securities

We did not default upon any senior securities during the quarter ended June 30, 2015.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On June 1, 2015, we granted an aggregate of 32,133 stock options to our four non-employee directors in lieu of cash. The options have an exercise price of $0.90 and were vested at the date of grant. In addition, our non-employee directors received an aggregate of approximately $26,000 of cash compensation. The compensation was paid pursuant to our Non-Employee Director Compensation Plan as compensation for services provided during the three months ended March 31, 2015.

On June 29, 2015, our stockholders approved a reverse stock split of our outstanding common stock and a proportional decrease of the total number of shares that we are authorized to issue at a whole number ratio in the range of 1-for-5 to 1-for-9, such ratio to be determined in the discretion of our Board of Directors, and authorized our Board of Directors to effect the reverse stock split, if in their judgment it is necessary, at any time until June 29, 2016, upon which date the resolution lapses.

Pursuant to an At-the-Market Issuance Sales Agreement with MLV & Co. LLC dated April 2, 2014, we may issue and sell shares of common stock having an aggregate offering price of up to $9,159,000 from time to time through MLV acting as our sales agent. During the three months ended June 30, 2015, we sold 500,000 shares of common stock for gross proceeds of $907,000 and net proceeds of $879,000 after deducting commissions and other offering expenses. Subsequent to June 30, 2015, through August 4, 2015, we sold 724,100 shares of common stock for gross proceeds of $1,157,000 and net proceeds of $1,121,000 after deducting commissions and other offering expenses. We have sold an aggregate 1,692,034 shares of common stock through August 4, 2015, for gross proceeds of 3,507,000 and net proceeds of $3,341,000 after deducting commissions and other offering expenses. We pay MLV a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through MLV as agent.

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
22

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
23

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
24

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
25

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

26

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCULUS INNOVATIVE SCIENCES, INC.

Date: August 7, 2015	By:	/s/ Jim Schutz
Jim Schutz
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2015	By:	/s/ Robert Miller
Robert Miller
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

27