Form 10-Q
period 2015-12-31
Oculus Innovative Sciences, Inc.
filed 2016-02-16
CIK 1367083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

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

As of February 10, 2016, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 17,519,295.

OCULUS INNOVATIVE SCIENCES, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,	March 31,
	2015	2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,113	$6,136
Accounts receivable, net	2,741	1,517
Inventories, net	1,613	1,402
Prepaid expenses and other current assets	672	592
Total current assets	11,139	9,647
Property and equipment, net	892	795
Long-term investment	–	4,538
Other assets	67	68
Total assets	$12,098	$15,048

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,464	$932
Accrued expenses and other current liabilities	872	782
Deferred revenue	456	769
Current portion of long-term debt	–	87
Derivative liabilities	1	11
Total current liabilities	2,793	2,581
Deferred revenue, less current portion	187	413
Total liabilities	2,980	2,994
Commitments and Contingencies (Note 6)
Stockholders’ Equity
Convertible preferred stock, $0.0001 par value; 714,286 shares authorized, none issued and outstanding at December 31, 2015 and March 31, 2015, respectively	–	–
Common stock, $0.0001 par value; 60,000,000 and 30,000,000 shares authorized at December 31, 2015 and March 31, 2015, respectively, 17,342,037 and 15,045,080 shares issued and outstanding at December 31, 2015 and March 31, 2015, respectively (Note 7)	2	2
Additional paid-in capital	162,480	157,772
Accumulated deficit	(149,465)	(142,213)
Accumulated other comprehensive loss	(3,899)	(3,507)
Total stockholders’ equity	9,118	12,054
Total liabilities and stockholders’ equity	$12,098	$15,048

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Revenues
Product	$3,473	$2,474	$9,793	$6,671
Product licensing fees and royalties	120	555	906	2,601
Service	227	189	855	602
Total revenues	3,820	3,218	11,554	9,874
Cost of revenues
Product	2,123	1,417	5,356	4,107
Service	177	145	715	473
Total cost of revenues	2,300	1,562	6,071	4,580
Gross profit	1,520	1,656	5,483	5,294
Operating expenses
Research and development	486	367	1,365	1,159
Selling, general and administrative	4,158	3,238	11,411	9,142
Total operating expenses	4,644	3,605	12,776	10,301
Loss from operations	(3,124)	(1,949)	(7,293)	(5,007)
Interest expense	–	–	(1)	(4)
Interest income	–	1	1	1
Gain due to change in fair value of derivative liabilities	4	679	10	2,998
Loss on impairment of investment held at cost	–	(4,650)	–	(4,650)
Other (expense) income, net	(29)	5	31	(40)
Net loss	$(3,149)	$(5,914)	$(7,252)	$(6,702)
Net loss per common share: basic and diluted	$(0.19)	$(0.69)	$(0.45)	$(0.79)
Weighted-average number of shares used in per common share calculations:
Basic and diluted	16,467	8,600	15,974	8,494
Other comprehensive loss
Net loss	$(3,149)	$(5,914)	$(7,252)	$(6,702)
Foreign currency translation adjustments	(68)	(202)	(392)	(304)
Comprehensive loss	$(3,217)	$(6,116)	$(7,644)	$(7,006)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended December 31,
	2015	2014
	(In thousands)
Cash flows from operating activities
Net loss	$(7,252)	$(6,702)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	182	192
Stock-based compensation	1,459	1,354
Service provider expenses settled with common stock	190	–
Gain due to change in fair value of derivative liabilities	(10)	(2,998)
Loss on impairment of investment	–	4,650
Foreign currency transaction (gain) loss	(42)	6
Gain on disposal of property and equipment	–	(13)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,351)	255
Due from affiliate	–	537
Inventories, net	(319)	(391)
Prepaid expenses and other current assets	(106)	451
Accounts payable	569	225
Accrued expenses and other current liabilities	277	126
Deferred revenue	(621)	(1,756)
Net cash used in operating activities	(7,024)	(4,064)
Cash flows from investing activities:
Purchases of property and equipment	(353)	(81)
Proceeds from sale of long-term investment	4,538	–
Long-term deposits	(5)	41
Net cash provided by investing activities	4,180	(40)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	2,949	1,341
Proceeds from exercise of common stock purchase warrants	14	–
Deferred offering costs	–	(250)
Principal payments on long-term debt	(87)	(141)
Net cash provided by financing activities	2,876	950
Effect of exchange rate on cash and cash equivalents	(55)	(86)
Net decrease in cash and cash equivalents	(23)	(3,240)
Cash and cash equivalents, beginning of period	6,136	5,480
Cash and cash equivalents, end of period	$6,113	$2,240
Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$4
Non-cash operating and financing activities:
Issuance of common stock to settle obligation	$96	$–

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of December 31, 2015 and for the three and nine months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The unaudited condensed consolidated balance sheet as of December 31, 2015, the condensed consolidated statements of comprehensive loss for the three and nine months ended December 31, 2015 and 2014, and the condensed consolidated statements of cash flows for the nine months ended December 31, 2015 and 2014 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and nine months ended December 31, 2015 are not necessarily indicative of results to be expected for the year ending March 31, 2016 or for any future interim period. The condensed consolidated balance sheet at March 31, 2015 has been derived from audited consolidated financial statements. However, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended March 31, 2015, and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on June 16, 2015.

Note 2.	Liquidity and Financial Condition

The Company reported a net loss of $7,252,000 for the nine months ended December 31, 2015. At December 31, 2015 and March 31, 2015, the Company’s accumulated deficit amounted to $149,465,000 and $142,213,000, respectively. The Company had working capital of $8,346,000 and $7,066,000 as of December 31, 2015 and March 31, 2015, respectively. The Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital to pursue its product development initiatives, penetrate markets for the sale of its products and continue as a going concern.

Pursuant to an At-the-Market Issuance Sales Agreement with MLV & Co. LLC dated April 2, 2014, the Company may issue and sell shares of common stock having an aggregate offering price of up to $9,159,000 from time to time through MLV acting as the Company’s sales agent. During the nine months ended December 31, 2015, the Company sold 2,077,338 shares of common stock for gross proceeds of $3,055,000 and net proceeds of $2,949,000 after deducting commissions and other offering expenses. Sales subsequent to December 31, 2015 are disclosed in Note 12.

Management believes that the Company has access to additional capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means; however, the Company cannot provide any assurance that other new financings will be available on commercially acceptable terms, if needed. If the economic climate in the U.S. deteriorates, the Company’s ability to raise additional capital could be negatively impacted. If the Company is unable to secure additional capital, it may be required to curtail its research and development initiatives and take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations. These measures could cause significant delays in the Company’s efforts to commercialize its products, which is critical to the realization of its business plan and the future operations of the Company. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Note 3.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Significant estimates and assumptions include reserves and write-downs related to receivables and inventories, the recoverability of long-lived assets, the valuation allowance relating to the Company’s deferred tax assets, valuation of equity and derivative instruments, debt discounts, valuation of investments, and the estimated amortization periods of upfront product licensing fees received from customers. Periodically, the Company evaluates and adjusts estimates accordingly. The allowance for doubtful accounts represents probable credit losses at December 31, 2015 and March 31, 2015 in the amounts of $10,000 and $20,000, respectively. Additionally at December 31, 2015 and March 31, 2015 the Company has allowances of $566,000 and $183,000, respectively, related to potential discounts, returns, distributor fees and rebates. The allowances are included in Accounts Receivable, net in the accompanying condensed consolidated balance sheets.

Net Loss per Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic loss per share for the three and nine months ended December 31, 2015 and 2014 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	December 31,
	2015	2014
Options to purchase common stock	3,698,000	2,805,000
Warrants to purchase common stock	6,327,000	2,032,000
	10,025,000	4,837,000

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

Revenue Recognition and Accounts Receivable

The Company generates revenue from sales of its products to a customer base including hospitals, medical centers, doctors, pharmacies, distributors and wholesalers. The Company sells products directly to end users and to distributors. The Company also entered into agreements to license its technology and products.

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

The selling prices of all goods are fixed, and agreed to with the customer, prior to shipment. Selling prices are generally based on established list prices. The right to return product is customarily based on the terms of the agreement with the customer. The Company estimates and accrues for potential returns and records this as a reduction of revenue in the same period the related revenue is recognized. Additionally, distribution fees are paid to certain wholesale distributors based on contractually determined rates. The Company estimates and accrues the fee on shipment to the respective wholesale distributors and recognizes the fee as a reduction of revenue in the same period the related revenue is recognized. The Company also offers cash discounts to certain customers, generally 2% of the sales price, as an incentive for prompt payment. The Company accounts for cash discounts by reducing accounts receivable by the prompt pay discount amount and recognizes the discount as a reduction of revenue in the same period the related revenue is recognized. Additionally, the Company participates in certain rebate programs which provide discounted prescriptions to qualified patients. The Company contracts a third-party to administer the program. The Company estimates and accrues for future rebates based on historical data for rebate redemption rates and the historical value of redemptions. Rebates are recognized as a reduction of revenue in the same period the related revenue is recognized.

The Company evaluates the creditworthiness of new customers and monitors the creditworthiness of its existing customers to determine whether an event or changes in their financial circumstances would raise doubt as to the collectability of a sale at the time in which a sale is made. Payment terms on sales made in the United States are generally 30 days and are extended up to 90 days for initial product launches, payment terms internationally generally range from paid prior to shipment to 90 days.

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

Due to changing market conditions, estimated future requirements, age of the inventories on hand and production of new products, the Company regularly reviews inventory quantities on hand and records a provision to write down excess and obsolete inventory to its estimated net realizable value. The Company recorded reserves to reduce the carrying amounts of inventories to their net realizable value in the amounts of $104,000 and $87,000 at December 31, 2015 and March 31, 2015, respectively, which is included in cost of product revenues on the Company’s accompanying condensed consolidated statements of comprehensive loss.

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

Financial Assets and Liabilities

Financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other liabilities are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments. The fair value of capital lease obligations and equipment loans approximates their carrying amounts as a market rate of interest is attached to their repayment. The Company measures the fair value of financial assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. The Company uses three levels of inputs that may be used to measure fair value:

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

	Fair Value Measurements at December 31, 2015 Using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
Liabilities:
Derivative liabilities – warrants	$1,000	–	–	$1,000

	Fair Value Measurements at March 31, 2015 Using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
Liabilities:
Derivative liabilities – warrants	$11,000	–	–	$11,000

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

Level 3 Valuation Techniques :

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

As of December 31, 2015 and March 31, 2015, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

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

The Company’s long-term investments consisted of the Company’s ownership of 1,650,000 shares of Ruthigen common stock at March 31, 2015. During the nine months ended December 31, 2015, the Company sold its remaining 1,650,000 shares of Ruthigen common stock for proceeds of $4,537,500 pursuant to a securities purchase agreement with several investors. Additionally, during the nine months ended December 31, 2015, the Company paid a $165,000 banker fee related to the sale transaction.

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

Note 4.	Condensed Consolidated Balance Sheets

Inventories, net

Inventories, net consist of the following:

	December 31,	March 31,
	2015	2015
Raw materials	$1,096,000	$865,000
Finished goods	517,000	537,000
	$1,613,000	$1,402,000

Note 5.	Derivative Liabilities

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

The derivative liabilities relating to the warrants with net-cash settlement provisions were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	Measurement Date	Warrants	Remaining Contract Term in Years	Exercise Price	Volatility	Risk-free Interest Rate	Fair Value
Warrant
Placement Agent Warrants	March 31, 2015	16,500	1.09	5.00	100%	0.26%	$1,000
Investor - Series A Warrants	March 31, 2015	1,000	0.41	3.00	100%	0.14%	–
Investor - Series B Warrants	March 31, 2015	1,400,000	0.41	3.63	100%	0.14%	5,000
Placement Agent Warrants	March 31, 2015	69,037	1.09	3.00	100%	0.26%	5,000
							$11,000

Warrant
Placement Agent Warrants	June 30, 2015	16,500	0.84	5.00	143%	0.28%	$5,000
Investor - Series A Warrants	June 30, 2015	1,000	0.16	3.00	143%	0.01%	–
Investor - Series B Warrants	June 30, 2015	1,400,000	0.16	3.63	143%	0.01%	35,000
Placement Agent Warrants	June 30, 2015	69,037	0.84	3.00	143%	0.28%	30,000
							$70,000
Warrant
Placement Agent Warrants	September 30, 2015	16,500	0.59	5.00	100%	0.08%	$–
Placement Agent Warrants	September 30, 2015	69,037	0.59	3.00	100%	0.08%	5,000
							$5,000
Warrant
Placement Agent Warrants	December 31, 2015	16,500	0.34	5.00	100%	0.16%	$–
Placement Agent Warrants	December 31, 2015	69,037	0.34	3.00	100%	0.16%	1,000
							$1,000

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Beginning balance	$5,000	$856,000	$11,000	$3,175,000
Mark to market net unrealized gain	(4,000)	$(679,000)	$(10,000)	$(2,998,000)
Ending balance	$1,000	$177,000	$1,000	$177,000

Note 6.	Commitments and Contingencies

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

Employment Agreements

As of December 31, 2015, the Company had employment agreements in place with four of its key executives. The agreements provide, among other things, for the payment of nine to twenty-four months of severance compensation for terminations under certain circumstances. With respect to these agreements, at December 31, 2015, the potential severance payments to these key executives would be $1,097,000 and aggregated annual salaries would be $944,000 if triggered.

Note 7.	Stockholders’ Equity

Authorized Capital

Increase in Authorized Shares

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

Effective October 22, 2015, the Company increased its authorized share capital from 30,000,000 shares of common stock to 60,000,000 shares of common stock, $0.0001 par value per share by filing a certificate of amendment with the Secretary of State of Delaware. The share increase was approved by the Company’s stockholders at the 2015 Annual Meeting of Stockholders on October 9, 2015. Additionally, The Company is authorized to issue up to 714,286 shares of convertible preferred stock with a par value of $0.0001 per share.

Sale of Common Stock

Pursuant to an At-the-Market Issuance Sales Agreement with MLV & Co. LLC dated April 2, 2014, the Company may issue and sell shares of common stock having an aggregate offering price of up to $9,159,000 from time to time through MLV acting as the Company’s sales agent. During the three months ended December 31, 2015, the Company sold 853,238 shares of common stock for gross proceeds of $991,000 and net proceeds of $948,000 after deducting commissions and other offering expenses. During the nine months ended December 31, 2015, the Company sold 2,077,338 shares of common stock for gross proceeds of $3,055,000 and net proceeds of $2,949,000 after deducting commissions and other offering expenses (Note 12).

Common Stock Issued to Settle Fees for Services Provided

On April 24, 2009, the Company entered into an agreement with Advocos LLC, a contract sales organization that serves as part of the Company’s sales force, for the sale of the Company’s wound care products in the United States. Pursuant to the agreement, the Company agreed to pay the contract sales organization a monthly fee and potential bonuses that will be based on achievement of certain levels of sales. The Company agreed to issue the contract sales organization cash or shares of common stock to settle fees for its services. On September 30, 2014, the Company issued 32,501 shares of common stock valued at $76,000 in connection with this agreement to settle outstanding fees of which $14,000 was outstanding at March 31, 2014. During the nine months ended December 31, 2014, the Company recorded $62,000 of expense settled with common stock. During the three months ended December 31, 2014, the Company did not record any expense related to the issuance of common stock in connection with this agreement. During the three and nine months ended December 31, 2015, the Company issued 73,034 and 208,519 shares of common stock, respectively, related to this agreement. The fair market value of the common stock was $286,000 at issuance. The Company has determined that the fair value of the common stock was more readily determinable than the fair value of the services rendered. During the three and nine months ended December 31, 2015, the Company recorded $83,000 and $190,000 of expense, respectively, related to stock issued pursuant to this agreement and settled $96,000 of fees accrued in prior periods. The expense was recorded as selling, general and administrative expense in the accompanying condensed consolidated statement of comprehensive loss for the nine months ended December 31, 2015.

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

The Company approved a long-term market-based stock option bonus program for senior managers. Vesting of the stock options granted as part of this program is contingent upon the achievement of four separate target stock prices. The market-based options vest based on the 30 trading day trailing average of the stock price of the Company’s common stock with options vesting in 25% increments at each of the target stock prices. On the last day of each quarter, the chief executive officer and/or chief financial officer will determine if any of the target stock prices have been met by evaluating the period between the quarter end date and the grant date of the option. In the event that a target stock price has been met, the senior manager will be notified that such options have vested. At the end of five years from the date of the grant, if the stock target prices have not been met, then the unvested portion of the option will expire. On August 21, 2015, certain executives and senior managers were granted an aggregate of 118,750 stock options in connection with this program. The stock options have an exercise price of $1.16 and if they vest will expire ten years from the date of grant. It was determined by the Company that achievement of the performance conditions by each employee is probable.

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

The Company estimates forfeitures based on historical experience and reduces compensation expense accordingly. The estimated forfeiture rates used during the nine months ended December 31, 2014 ranged from 0.21% to 0.37%. The estimated forfeiture rates used during the nine months ended December 31, 2015 ranged from 1.18% to 1.81%.

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

The fair value of service and performance stock options granted was calculated using the Black-Scholes option-pricing model and the fair value of market-based stock options was calculated using a Monte-Carlo simulation. The Company fair values were calculated using the following weighted-average assumptions:

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,
	2015	2014	2015	2014
Expected life	7.04 years	5.18 years	6.30 years	8.10 years
Risk-free interest rate	1.90%	1.64%	1.70%	1.97%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Volatility	89%	89%	89%	93%
Fair value of options granted	$0.95	$1.32	$0.88	$2.21

Stock-based compensation expense is as follows:

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,
	2015	2014	2015	2014
Cost of revenue	$72,000	$58,000	$189,000	$180,000
Research and development	107,000	82,000	268,000	260,000
Selling, general and administrative	374,000	307,000	1,002,000	914,000
Total stock-based compensation	$553,000	$447,000	$1,459,000	$1,354,000

A summary of all option activity as of December 31, 2015 and changes during the nine months then ended is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at April 1, 2015	2,877,000	$6.96
Options granted	1,207,000	1.18
Options exercised	–	–
Options forfeited	(68,000)	(2.94)
Options expired	(318,000)	(16.48)
Outstanding at December 31, 2015	3,698,000	$4.33	8.07	$18,000
Exercisable at December 31, 2015	1,856,000	$6.47	7.08	$18,000
Options available for grant as of December 31, 2015	3,104,000

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock ($1.15) for stock options.

At December 31, 2015, there were unrecognized compensation costs of $2,220,000 related to stock options which is expected to be recognized over a weighted-average amortization period of 1.43 years.

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

As a result of certain realization requirements of Accounting Standards Codification Topic 718, the Company’s deferred tax assets and liabilities do not include certain deferred tax assets at December 31, 2015 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting purposes.  Equity will be increased by approximately $533,000 if and when such deferred tax assets are ultimately realized.

Note 10.	Segment and Geographic Information

The Company generates product revenues from wound care products that are sold into the human and animal healthcare markets, and the Company generates service revenues from laboratory testing services, which are provided to medical device manufacturers.

The Company operates a single segment business for product revenues, which consists of three geographical sales territories as follows:

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,
Geographic region	2015	2014	2015	2014
United States	$1,010,000	$647,000	$2,983,000	$1,358,000
Latin America	1,261,000	1,076,000	4,085,000	3,336,000
Europe and Rest of World	1,202,000	751,000	2,725,000	1,977,000
	3,473,000	2,474,000	9,793,000	6,671,000
Product license fees and royalties	120,000	555,000	906,000	2,601,000
Total product related revenues	$3,593,000	$3,029,000	$10,699,000	$9,272,000

The following table shows the Company’s product license fees and royalties revenues by partner:

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,
Partner	2015	2014	2015	2014
Exeltis (formerly Quinnova)	$44,000	$54,000	$201,000	$361,000
Innovacyn	–	123,000	29,000	1,110,000
Laboratorios Sanfer (formerly More Pharma)	76,000	378,000	676,000	1,130,000
Total product license fees and royalties	$120,000	$555,000	$906,000	$2,601,000

The Company’s service revenues amounted to $227,000 and $189,000 for the three months ended December 31, 2015 and 2014, respectively.

The Company’s service revenues amounted to $855,000 and $602,000 for the nine months ended December 31, 2015 and 2014, respectively.

Note 11.	Significant Customer Concentrations

For the three months ended December 31, 2015, one customer represented 33% and one customer represented 10% of net revenue. For the three months ended December 31, 2014, one customer represented 45% of net revenue and one customer represented 11% of net revenue.

For the nine months ended December 31, 2015, one customer represented 35% of net revenue. For the nine months ended December 31, 2014, one customer represented 45% of net revenue.

At December 31, 2015, one customer represented 32%, one customer represented 18%, one customer represented 13% and two customers each represented 11% of the net accounts receivable balance. At March 31, 2015, one customer represented 56%, and one customer represented 14% of the net accounts receivable balance.

Note 12.	Subsequent Events

Pursuant to an At-the-Market Issuance Sales Agreement with MLV & Co. LLC dated April 2, 2014, the Company may issue and sell shares of common stock having an aggregate offering price of up to $9,159,000 from time to time through MLV acting as the Company’s sales agent. Subsequent to December 31, 2015, the Company sold 177,258 shares of common stock for gross proceeds of $209,000 and net proceeds of $202,000 after deducting commissions and other offering expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as of December 31, 2015 and our audited consolidated financial statements for the year ended March 31, 2015 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 16, 2015.

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

To date, we have obtained 13 clearances from the U.S. Food and Drug Administration, or FDA, that permit us to sell our Microcyn®-based products as medical devices for Section 510(k) of the Federal Food, Drug and Cosmetic Act in the United States. However, we do not have the necessary regulatory approvals to market Microcyn® as a drug.

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

Outside of the United Sates, we sell products for dermatological and advanced tissue care with a European Conformity marking (known as Conformité Européenne or CE) covering ten of our products, 15 approvals from the Mexican Ministry of Health, and various approvals in Central America, China, Southeast Asia, and the Middle East.

Building upon our commercialization experience selling our Microcyn® Technology-based products, we believe we can significantly increase our revenue growth by focusing on our dermatology efforts. Key aspects of our dermatology growth strategy are set forth below:

Expand our Internal U.S. Sales Force: We continue to hire experienced dermatology management and sales representatives, most of who are seasoned sales veterans that have established relationships with dermatologists in their territories.

Develop and Launch New Dermatology Products: In addition to our six current prescription dermatology products, we have licensed several proprietary dermatology products from two European dermatology companies that we believe we can bring to market in the near term.

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

Comparison of the Quarter Ended December 31, 2015 and 2014

Revenues

Total revenues for the quarter ended December 31, 2015, of $3,820,000 increased by $602,000 or 19%, as compared to $3,218,000 for the quarter ended December 31, 2014. Product revenues for the quarter of $3,473,000 increased $999,000, or 40%, when compared to the same quarter in 2014. This increase was primarily the result of revenue growth in the United States and Rest of World. Product licensing fees and royalties for the quarter of $120,000 decreased $435,000 largely related to the reduction of amortization of upfront payments from Laboratorios Sanfer, S.A. de C.V.

Product revenues in the United States for the quarter ended December 31, 2015 of $1,010,000, increased by $363,000, or 56%, when compared to the same period in the prior year. This increase was largely the result of the launch of our dermatology products.

Product revenue in Latin America for the quarter ended December 31, 2015 of $1,261,000 increased by $185,000, or 17%, when compared to the same period in the prior year. This increase was weakened by a 22% decline in the value of the peso from the same period in prior year. The sales growth in local currency, compared to the same period in the prior year, was 43% with strong increases in most product categories. The increase in revenue is primarily attributed to the larger distribution network and breadth of our new partner Laboratorios Sanfer, S.A. de C.V.

Product revenue in Europe and the Rest of the World for the quarter ended December 31, 2015 of $1,202,000, increased by $451,000, or 60%, as compared to the same period in the prior year, with increases in Asia, the Middle East and a 19% increase in Europe. The sales growth in local currency in Europe was 36% for the quarter when compared to the same period in prior year.

The following table shows our product related revenues by geographic region:

	Three Months Ended December 31,
Geographic region	2015	2014	$ Change	% Change
United States	$1,010,000	$647,000	$363,000	56%
Latin America	1,261,000	1,076,000	185,000	17%
Europe and Rest of the World	1,202,000	751,000	451,000	60%
	3,473,000	2,474,000	999,000	40%
Product license fees and royalties	120,000	555,000	(435,000)	(78%	)
Total	$3,593,000	$3,029,000	$564,000	19%

In the quarter ended December 31, 2015, product license fees and royalties revenue declined primarily as a result of lower amortization of upfront payments from Laboratorios Sanfer (formerly More Pharma) and the termination of our agreement with our former animal healthcare partner.

The following table shows our product license fees and royalties revenue by partner:

	Three Months Ended December 31,
Product license fees and royalties	2015	2014	$ Change	% Change
Exeltis (formerly Quinnova)	$44,000	$54,000	$(10,000)	(19)%
Innovacyn	–	123,000	(123,000)	(100)%
Laboratorios Sanfer (formerly More Pharma)	76,000	378,000	(302,000)	(80)%
Total product license fees and royalties	$120,000	$555,000	$(435,000)	(78)%

Service revenues were $227,000 and $189,000 for the quarters ended December 31, 2015 and 2014, respectively, due to an increase in the number of tests and services provided by our lab services business.

Gross Profit

For the quarter ended December 31, 2015, we reported gross profit of $1,520,000 or 40% of revenues, compared to a gross profit of $1,656,000, or 51% of revenues, for the same period in the prior year. The decline in gross profit was largely due to the decline in our license fees and royalties revenue of $435,000 related to Laboratorios Sanfer and Innovacyn.

For the quarter ended December 31, 2015, we reported product gross profit of $1,350,000, or 39%, compared to product gross profit of $1,057,000, or 43%, for the same period in the prior year. The decline in product gross profit was primarily related to product mix. During the current quarter margins declined internationally as sales to regions with lower gross margins increased.

For the quarter ended December 31, 2015, we reported service gross profit of $50,000, or 22%, compared to service gross profit of $44,000, or 23%, for the same period in the prior year. The decline in service gross profit was primarily related to the mix of tests and services performed.

Research and Development Expense

We reported research and development expense of $486,000 for the quarter ended December 31, 2015, an increase of $119,000, or 32%, when compared to the same period in the prior year. The increase is largely due to higher costs related to studies.

Selling, General and Administrative Expense

We reported selling, general and administrative of $4,158,000 for the quarter ended December 31, 2015, an increase of $920,000, or 28%, when compared to the same period in the prior year. The increase for the quarter ended December 31, 2015 was primarily due to higher sales and marketing expenses of $521,000 incurred primarily in the United States due to our direct dermatology sales force, higher costs related to the launch of six dermatology products and higher non-cash stock compensation charges.

We expect selling, general and administrative expenses to remain within the range of the current period over the next several quarters.

Gain due to Change in Fair Value of Derivative Liabilities

In connection with our December 9, 2013 and February 26, 2014 registered direct offerings we issued a series of common stock purchase warrants, which contain cash settlement provisions. During the quarter ended December 31, 2015, we recorded a gain due to a decrease in the fair value of our derivative liabilities of $4,000, primarily due to the decreasing contractual term of the warrants. During the quarter ended December 31, 2014, we recorded a gain due to a decrease in the fair value of our derivative liabilities of $679,000, primarily due to a decrease in our common stock price and the decreasing contractual term of the warrants.

Other Income Expense, Net

Other expense, net of $29,000 for the quarter ended December 31, 2015, increased $34,000, from other income, net of $5,000 for the same period in the prior year. The increase in other expense, net for the quarter ended December 31, 2015 was primarily related to foreign exchange losses.

Net Loss

Net loss for the quarter ended December 31, 2015 was $3,149,000, a decrease of $2,765,000, as compared to net loss of $5,914,000 for the same period in the prior year. The decrease is primarily due to an impairment loss recorded in the three months ended December 31, 2014 in the amount of $4,650,000 related to our investment in Ruthigen, offset by $679,000 gain due to a change in fair value of our derivative liabilities in the three months ended December 31, 2014. Additionally, our selling, general and administrative expenses increase of $920,000 in the three months ended December 31, 2015.

Comparison of the Nine Months Ended December 31, 2015 and 2014

Revenues

Total revenues for the nine months ended December 31, 2015 of $11,554,000 increased by $1,680,000 or 17%, as compared to $9,874,000 for the nine months ended December 31, 2014. Product revenues for the nine months ended December 31, 2015 of $9,793,000 increased $3,122,000 or 47% when compared to the same period in 2014. This increase was the result of strong growth in all our major market segments. Product licensing fees and royalties of $906,000 decreased $1,695,000, largely related to our former partner Innovacyn and a reduction of amortization of upfront payments from Laboratorios Sanfer, S.A. de C.V.

Product revenues in the United States for the nine months ended December 31, 2015 of $2,983,000, increased by $1,625,000, or 120%, when compared to the same period in the prior year. This increase was the result of higher sales of mostly our dermatology products. In October 2014, we hired a direct sales force focused on dermatology and through December 31, 2015, we have launched six new dermatology products.

Product revenue in Latin America for the nine months ended December 31, 2015 of $4,085,000 increased by $749,000, or 22%, when compared to the same period in the prior year. This increase was weakened by a 21% decline in the peso from the same period in prior year. The sales growth in local currency, when compared to the prior year, increased 49% with strong increases in all product categories. The increase in revenue is primarily attributed to the larger distribution network of our new partner Laboratorios Sanfer, S.A. de C.V.

Product revenue in Europe and the Rest of the World for the nine months ended December 31, 2015 of $2,725,000, increased by $748,000, or 38%, as compared to the same period in the prior year, with the largest increases in Asia and the Middle East. The smaller increase in Europe was dampened by a 19% decline in the Euro. On a local currency basis European sales grew 22% for the nine months period when compared to the same period in the prior year.

The following table shows our product revenues by geographic region:

	Nine Months Ended December 31,
	2015	2014	$ Change	% Change
United States	$2,983,000	$1,358,000	$1,625,000	120%
Latin America	4,085,000	3,336,000	749,000	22%
Europe and Rest of the World	2,725,000	1,977,000	748,000	38%
	9,793,000	6,671,000	3,122,000	47%
Product license fees and royalties	906,000	2,601,000	(1,695,000)	(65%	)
Total	$10,699,000	$9,272,000	$1,427,000	15%

In the nine months ended December 31, 2015, product license fees and royalties revenue declined primarily as a result of the termination of our agreement with Innovacyn, and a reduction of amortization of upfront payments from Laboratorios Sanfer, S.A. de C.V.

The following table shows our product license fees and royalties revenue by partner:

	Nine Months Ended December 31,
Product license fees and royalties	2015	2014	$ Change	% Change
Exeltis (formerly Quinnova)	$201,000	$361,000	$(160,000)	(44)%
Innovacyn	29,000	1,110,000	(1,081,000)	(97)%
Laboratorios Sanfer (formerly More Pharma)	676,000	1,130,000	(454,000)	(40)%
Total product license fees and royalties	$906,000	$2,601,000	$(1,695,000)	(65)%

Service revenues were $855,000 and $602,000 for the nine months ended December 31, 2015 and 2014, respectively, due to an increase in the number of tests and services provided by our lab services business.

Gross Profit

For the nine months ended December 31, 2015, we reported gross profit of $5,483,000 or 47% of revenues, compared to a gross profit of $5,294,000, or 54% of revenues, for the same period in the prior year. The decline in gross profit was primarily due to the decline in our license fees and royalties revenue of $1,695,000.

For the nine months ended December 31, 2015, we reported product gross profit of $4,437,000, or 45%, compared to product gross profit of $2,564,000, or 38%, for the same period in the prior year. The increase in product gross profit was primarily related to improved margins in the U.S. as a result of the launch of higher margin dermatology products.

For the nine months ended December 31, 2015, we reported service gross profit of $140,000, or 16%, compared to service gross profit of $129,000, or 21%, for the same period in the prior year. The decline in service gross profit was primarily related to the mix of tests and services performed.

Research and Development Expense

We reported research and development expense of $1,365,000 for the nine months ended December 31, 2015, an increase of $206,000, or 18%, when compared to the same period in the prior year. The increase is largely due to higher costs related to studies.

Selling, General and Administrative Expense

We reported selling, general and administrative expenses of $11,411,000 for the nine months ended December 31, 2015, an increase of $2,269,000, or 25%, when compared to the same period in the prior year. The increase for the nine months ended December 31, 2015 was primarily due to higher sales and marketing expenses of $1,822,000 primarily related to the addition of our direct dermatology sales force in the United States, higher costs related to the launch of six new dermatology products and higher stock compensation charges of $277,000.

We expect selling, general and administrative expenses to remain within the range of the current period over the next several quarters.

Interest Expense and Interest Income

Interest expense and interest income were negligible for the nine months ended December 31, 2015 and 2014.

Gain due to Change in Fair Value of Derivative Liabilities

In connection with our December 9, 2013 and February 26, 2014 registered direct offerings we issued a series of common stock purchase warrants, which contain cash settlement provisions. During the nine months ended December 31, 2015, we recorded a gain due to a decrease in the fair value of our derivative liabilities of $10,000, primarily due to the decreasing contractual term of the warrants and a decrease in our common stock price. During the nine months ended December 31, 2014, we recorded a gain due to a decrease in the fair value of our derivative liabilities of $2,998,000, primarily due to the decreasing contractual term of the warrants and a decrease in our common stock price.

Other Income Expense, Net

Other income, net of $31,000 for the nine months ended December 31, 2015, increased $71,000, from other expense, net of $40,000 for the same period in the prior year. The change is primarily related to foreign currency fluctuations.

Net Loss

Net loss for the nine months ended December 31, 2015 was $7,252,000, an increase of $550,000, as compared to net loss of $6,702,000 for the same period in the prior year. The increase for the nine months ended December 31, 2015, is primarily due to the increase in our operating loss of $2,286,000 and the impairment loss related to our investment in Ruthigen of $4,650,000 recorded in the nine months ended December 31, 2014 , offset in part by a $2,998,000 gain due to a change in fair value of our derivative liabilities during the same period.

Liquidity and Capital Resources

We incurred a net loss of $7,252,000 for the nine months ended December 31, 2015. At December 31, 2015 and March 31, 2015, our accumulated deficit amounted to $149,465,000 and $142,213,000, respectively. At December 31, 2015 and March 31, 2015, our working capital amounted to $8,346,000 and $7,066,000, respectively. We may raise additional capital from external sources in order to fund working capital and continue the longer term efforts contemplated under our business plan. We expect to continue incurring losses for the foreseeable future and may need to raise additional capital to pursue our product development initiatives, to penetrate markets for the sale of our products and continue as a going concern. We cannot provide any assurances that we will be able to raise additional capital.

Management believes that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means; however, we cannot provide any assurance that new financing will be available on commercially acceptable terms, if at all. If the economic climate in the U.S. deteriorates, our ability to raise additional capital could be negatively impacted. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet our obligations. These measures could cause significant delays in our efforts to commercialize our products, which is critical to the realization of our business plan and our future operations. These matters raise substantial doubt about our ability to continue as a going concern.

Sources of Liquidity

As of December 31, 2015, we had cash and cash equivalents of $6,113,000. Since our inception, substantially all of our operations have been financed through sales of equity securities. Other sources of financing that we have used to date include our revenues, as well as various loans.

Since January 1, 2014, substantially all of our operations have been financed through the following transactions:

•	proceeds of $1,545,000 received from the exercise of common stock purchase warrants;
•	net proceeds of $1,187,000 received from a registered direct offering on February 26, 2014;
•	net proceeds of $5,444,000 received from an underwritten public offering on January 26, 2015;
•	net proceeds of $5,300,000 received from the sale of 2,000,000 Ruthigen shares; and
•	net proceeds of $4,491,000 received from At the Market Issuances of common stock through February 1, 2016.

Cash Flows

As of December 31, 2015, we had cash and cash equivalents of $6,113,000, compared to $6,136,000 as of March 31, 2015.

Net cash used in operating activities during the nine months ended December 31, 2015 was $7,024,000, primarily due to our net loss of $7,252,000. Additionally during nine months ended December 31, 2015 we had an increase in accounts receivable of $1,351,000 primarily due to increased product revenues, offset by $1,459,000 in stock related compensation.

Net cash used in operating activities during the nine months ended December 31, 2014 was $4,064,000, primarily due to our net loss of $6,702,000 for the period which was offset by a $2,998,000 non-cash gain due to a change in fair value of our derivative liabilities and a decrease in deferred revenue of $1,765,000 primarily resulting from $1,130,000 of amortization related to the upfront fee paid by Laboratorios Sanfer, S.A. de C.V. Additionally, we had $1,354,000 of stock-based compensation expenses, a $4,650,000 loss related to the impairment of our Ruthigen investment, and we received $537,000 from our affiliate and formerly wholly-owned subsidiary Ruthigen, pursuant to our agreement that required Ruthigen to reimburse us for certain expenses we paid on its behalf.

Net cash provided by investing activities was $4,180,000 for the nine months ended December 31, 2015, consisting of $4,538,000 received from the sale of 1,650,000 of our shares of Ruthigen common stock, offset by $353,000 related to equipment purchases and $5,000 related to changes in long-term assets.

Net cash used in investing activities was $40,000 for the nine months ended December 31, 2014, primarily related to a decrease in our long-term deposits of $41,000 offset by $81,000 related to purchases of equipment.

Net cash provided by financing activities was $2,876,000 for the nine months ended December 31, 2015, primarily related to $2,949,000 of net proceeds received from At-the-Market Issuances of common stock which was offset by principal payments on debt in the amount of $87,000.

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

Operating Capital and Capital Expenditure Requirements

We incurred a net loss of $7,252,000 for the nine months ended December 31, 2015. At December 31, 2015 and March 31, 2015, our accumulated deficit amounted to $149,465,000 and $142,213,000, respectively. At December 31, 2015 and March 31, 2015, our working capital amounted to $8,346,000 and $7,066,000, respectively.

We may need to raise additional capital from external sources for working capital and in order to continue the longer term efforts contemplated under our business plan. We expect to continue incurring losses for the foreseeable future and may need to raise additional capital to pursue our product development initiatives and to penetrate markets for the sale of our products.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective at the reasonable assurance level as of December 31, 2015.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 9, 2015 we issued 73,034 shares of common stock to Advocos, LLC as compensation for services provided, and such shares were valued at $83,000. We relied on the Section 4(a)(2) exemption from securities registration under the federal securities laws for transactions not involving any public offering. No advertising or general solicitation was employed in offering the securities. The securities were issued to an accredited investor. The securities were offered for investment purposes only and not for the purpose of resale or distribution. The transfer thereof was appropriately restricted by us.

Item 3.	Default Upon Senior Securities

We did not default upon any senior securities during the quarter ended December 31, 2015.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On November 30, 2015, we granted an aggregate of 22,676 stock options to our four non-employee directors in lieu of cash. The options have an exercise price of $1.24 and were vested at the date of grant. In addition, our non-employee directors received an aggregate of approximately $26,000 of cash compensation. The compensation was paid pursuant to our Non-Employee Director Compensation Plan as compensation for services provided during the three months ended September 30, 2015.

Item 6.	Exhibits

Exhibit Index

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc. (included as Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed June 20, 2007, and incorporated herein by reference).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc. (included as Exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 21, 2008, and incorporated herein by reference).
3.3	Amended and Restated Bylaws, as Amended of Oculus Innovative Sciences, Inc., effective November 3, 2010 (included as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2010, and incorporated herein by reference).
3.4	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 22, 2013, and incorporated herein by reference).
3.5	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 8, 2014, and incorporated herein by reference).
3.6	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 26, 2015, and incorporated herein by reference).
4.1	Specimen Common Stock Certificate (included as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.2	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.3	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.4	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.11 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.5	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.12 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.6	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 13, 2007, and incorporated herein by reference).
4.7	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 28, 2008, and incorporated herein by reference).
4.8	Warrant issued to Dayl Crow, dated March 4, 2009 (included as Exhibit 4.16 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).
4.9	Form of Common Stock Purchase Warrant for April 2009 offering (included as Exhibit 4.15 to the Company’s Registration Statement on Form S-1 (File No. 333-158539) declared effective on July 24, 2009, and incorporated herein by reference).
4.10	Form of Common Stock Purchase Warrant for July 2009 offering (included as Exhibit 4.15 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).
4.11	Certificate of Designation of Preferences, Rights and Limitations of Series A 0% Convertible Preferred Stock, filed with the Delaware Secretary of State on April 24, 2012 (included as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).
4.12	Form of Common Stock Purchase Warrant for April 2012 offering (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).
4.13	Form of Underwriters Warrant to be issued to the Underwriters in connection with the March 2013 Offering (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 7, 2013, and incorporated herein by reference).
4.14	Warrant issued to Dawson James Securities, Inc., dated December 9, 2013 (included as exhibit 4.14 to the Company’s 10-Q filed February 14, 2014 and incorporated herein by reference).
4.15	Form of Series A Common Stock Purchase Warrant for February 2014 offering (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 26, 2014 and incorporated herein by reference).
4.16	Form of Series B Common Stock Purchase Warrant for February 2014 offering (included as exhibit 4.2 to the Company’s Current Report on Form 8-K filed February 26, 2014 and incorporated herein by reference).
4.17	Warrant issued to Dawson James Securities, Inc., dated February 26, 2014 (included as exhibit 4.3 to the Company’s Current Report on Form 8-K filed February 26, 2014 and incorporated herein by reference).
4.18	Warrant Agreement, including Form of Warrant entered into by and between Oculus Innovative Sciences, Inc. and Computershare, Inc. and Computershare Trust Company, N.A., dated January 20, 2015 (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.19	Underwriters Warrant issued to Maxim Partners LLC on January 26, 2015 (included as exhibit 4.2 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).

4.20	Underwriters Warrant issued to Robert D. Keyser, Jr. on January 26, 2015 (included as exhibit 4.3 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.21	Underwriters Warrant issued to R. Douglas Armstrong on January 26, 2015 (included as exhibit 4.4 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.22	Underwriters Warrant issued to Dawson James Securities, Inc. on January 26, 2015 (included as exhibit 4.5 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.23	Underwriters Warrant issued to Dawson James Securities, Inc. on January 26, 2015 (included as exhibit 4.6 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
10.1	Form of Indemnification Agreement between Oculus Innovative Sciences, Inc. and its officers and directors (included as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.2	Office Lease Agreement, dated October 26, 1999, between Oculus Innovative Sciences, Inc. and RNM Lakeville, L.P. (included as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.3	Amendment No. 1 to Office Lease Agreement, dated September 15, 2000, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.4	Amendment No. 2 to Office Lease Agreement, dated July 29, 2005, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.5	Amendment No. 3 to Office Lease Agreement, dated August 23, 2006, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.6	Office Lease Agreement, dated May 18, 2006, between Oculus Technologies of Mexico, S.A. de C.V. and Antonio Sergio Arturo Fernandez Valenzuela (translated from Spanish) (included as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.7	Office Lease Agreement, dated July 2003, between Oculus Innovative Sciences, B.V. and Artikona Holding B.V. (translated from Dutch) (included as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.8	Form of Director Agreement (included as Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.9	Framework Agreement, dated June 16, 2005, by and among Javier Orozco Gutierrez, Quimica Pasteur, S de R.L., Jorge Paulino Hermosillo Martin, Oculus Innovative Sciences, Inc. and Oculus Technologies de Mexico, S.A. de C.V. (included as Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.10	Mercantile Consignment Agreement, dated June 16, 2005, between Oculus Technologies de Mexico, S.A. de C.V., Quimica Pasteur, S de R.L. and Francisco Javier Orozco Gutierrez (included as Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.11	Partnership Interest Purchase Option Agreement, dated June 16, 2005, by and between Oculus Innovative Sciences, Inc. and Javier Orozco Gutierrez (included as Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.12	Termination of Oculus Innovative Sciences, Inc. and Oculus Technologies de Mexico, S.A. de C.V.’s Agreements with Quimica Pasteur, S de R.L. by Jorge Paulino Hermosillo Martin (translated from Spanish) (included as Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.13	Termination of Oculus Innovative Sciences, Inc. and Oculus Technologies de Mexico, S.A. de C.V.’s Agreements with Quimica Pasteur, S de R.L. by Francisco Javier Orozco Gutierrez (translated from Spanish) (included as Exhibit 10.29 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.14	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Hojabr Alimi, dated January 1, 2004 (included as Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.15	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Jim Schutz, dated January 1, 2004 (included as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.16	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Robert Miller, dated June 1, 2004 (included as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

10.17	Amended and Restated Oculus Innovative Sciences, Inc. 2006 Stock Incentive Plan and related form stock option plan agreements (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 2, 2007, and incorporated herein by reference).
10.18	Amendment No. 4 to Office Lease Agreement, dated September 13, 2007, by and between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).
10.19	Amendment to Office Lease Agreement, effective February 15, 2008, by and between Oculus Innovative Sciences Netherlands B.V. and Artikona Holding B.V. (translated from Dutch) (included as Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).
10.20	Purchase Agreement by and between Oculus Innovative Sciences, Inc. and Robert Burlingame, dated January 26, 2009 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 29, 2009, and incorporated herein by reference).
10.21	Purchase Agreement by and between Oculus Innovative Sciences, Inc. and Non-Affiliated Investors, dated January 26, 2009 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 29, 2009, and incorporated herein by reference).
10.22	Revenue Sharing Distribution Agreement by and between Oculus Innovative Sciences, Inc. and VetCure, Inc., dated January 26, 2009 (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 29, 2009, and incorporated herein by reference).
10.23	Purchase Agreement by and between Oculus Innovative Sciences, Inc., Robert Burlingame and Seamus Burlingame, dated February 24, 2009 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 27, 2009, and incorporated herein by reference).
10.24	Amendment No. 1 to Revenue Sharing Distribution Agreement by and between Oculus Innovative Sciences, Inc. and VetCure, Inc., dated February 24, 2009 (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed February 27, 2009, and incorporated herein by reference).
10.25	Consultant Agreement by and between Oculus Innovative Sciences, Inc. and Robert C. Burlingame, dated April 1, 2009 (included as Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).
10.26	Microcyn U.S. Commercial Launch Agreement by and between Oculus Innovative Sciences, Inc. and Advocos, dated April 24, 2009 (included as Exhibit 10.53 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).
10.27	Amendment No. 5 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and RNM Lakeville, LLC, dated May 18, 2009 (included as Exhibit 10.54 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).
10.28	Engagement Agreement by and between Oculus Innovative Sciences, Inc. and Dawson James Securities, Inc., dated April 10, 2009 (included as Exhibit 10.55 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).
10.29	Amendment and Clarification of Engagement Letter by and between Oculus Innovative Sciences, Inc. and Dawson James Securities, Inc., dated July 2, 2009 (included as Exhibit 10.56 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).
10.30	Second Amendment and Clarification of Engagement Letter by and between Oculus Innovative Sciences, Inc. and Dawson James Securities, Inc., dated July 10, 2009 (included as Exhibit 10.57 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).
10.31†	Warrant Purchase Agreement by and between Oculus Innovative Sciences, Inc. and Dawson James Securities, Inc., dated July 13, 2009 (included as Exhibit 10.58 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).
10.32	Amendment No. 2 to Revenue Sharing, Partnership and Distribution Agreement between Oculus Innovative Sciences, Inc. and Vetericyn, Inc., dated July 24, 2009 (refiled as Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2010 filed April 29, 2011, and incorporated herein by reference).
10.33	Loan and Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, Inc., dated May 1, 2010 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 6, 2010, and incorporated herein by reference).
10.34†	Supplement to the Loan and Security Agreement between Oculus Innovative Sciences, Inc., and Venture Lending & Leasing V, Inc., dated May 1, 2010 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 6, 2010, and incorporated herein by reference).
10.35†	Amendment No. 3 to Revenue Sharing, Partnership and Distribution Agreement between Oculus Innovative Sciences, Inc. and Vetericyn, Inc., dated June 1, 2010 (refiled as Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2010 filed April 29, 2011, and incorporated herein by reference).
10.36	Amendment No. 1 to Exhibit A to the Revenue Sharing Distribution Agreement and to the Revenue Sharing, Partnership and Distribution Agreement as Revised and Amended, June 1, 2010, dated September 1, 2010 (included as Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2010, and incorporated herein by reference).

10.37	Continuous Offering Program Agreement between Oculus Innovative Sciences, Inc. and Rodman & Renshaw, LLC, dated September 3, 2010 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 17, 2010, and incorporated herein by reference).
10.38†	Purchase Agreement by and between Oculus Innovative Sciences, Inc. and accredited investors, dated February 6, 2009 (refiled as Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2010, and incorporated herein by reference).
10.39†	Distribution Agreement between Oculus Innovative Sciences, Inc. and Tianjin Ascent Import and Export Company, Ltd., dated January 28, 2011 (included as Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q filed February 4, 2011, and incorporated herein by reference).
10.40†	Exclusive Sales and Distribution Agreement between Oculus Innovative Sciences, Inc. and Quinnova Pharmaceuticals, Inc., dated February 14, 2011 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 18, 2011, and incorporated herein by reference).
10.41	Exclusive Co-Promotion Agreement between Oculus Innovative Sciences, Inc. and Quinnova Pharmaceuticals, Inc., dated February 14, 2011 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 18, 2011, and incorporated herein by reference).
10.42	Product Option Agreement between Oculus Innovative Sciences, Inc. and AmDerma Pharmaceuticals, LLC, dated February 14, 2011 (included as Exhibit 10.3 to the Company's Current Report on Form 8-K filed February 18, 2011, and incorporated herein by reference).
10.43	Amendment No. 6 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and RNM Lakeville, L.P., dated April 26, 2011 (included as Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed June 3, 2011, and incorporated herein by reference).
10.44	Loan and Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing VI, Inc., dated June 29, 2011 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).
10.45	Supplement to the Loan and Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing VI, Inc., dated June 29, 2011 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).
10.46	Amendment No. 1 to the Loan and Security Agreement and Supplement to the Loan and Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, Inc., dated June 29, 2011 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).
10.47	Intellectual Property Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing VI, Inc., dated June 29, 2011 (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).
10.48	Intellectual Property Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, Inc., dated June 29, 2011 (included as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).
10.49†	Oculus Innovative Sciences, Inc. 2011 Stock Incentive Plan (included as Exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2011, and incorporated herein by reference).
10.50†	Distribution Agreement between Oculus Innovative Sciences, Inc. and Shanghai Sunvic Technology Co. Ltd., dated June 26, 2011 (included as Exhibit 10.58 to the Company’s Quarterly Report on Form 10-Q filed August 4, 2011 and incorporated herein by reference).
10.51	Patent License Agreement-Exclusive between Oculus Innovative Sciences, Inc. and agencies of the United States Public Health Service within the Department of Health and Human Services, dated August 22, 2011 (included as Exhibit 10.60 to the Company’s Quarterly Report on Form 10-Q filed November 3, 2011, and incorporated herein by reference).
10.52†	Securities Purchase Agreement by and between the Company and the Purchasers, dated April 22, 2012 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).
10.53†	Collaboration Agreement between Oculus Innovative Sciences, Inc. and AmDerma Pharmaceuticals, LLC, dated June 21, 2012 (included as Exhibit 10.53 to the Company’s Annual Report on Form 10-K filed June 21, 2012 and incorporated herein by reference).
10.54†	License, Exclusive Distribution and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Oculus Technologies of Mexico, S.A. de C.V., and, More Pharma Corporation, S. de R.L. de C.V., dated August 9, 2012 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 15, 2012, and incorporated herein by reference).
10.55	Exclusive Distribution and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Oculus Technologies of Mexico, S.A. de C.V., and, More Pharma Corporation, S. de R.L. de C.V., dated August 9, 2012 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed August 15, 2012, and incorporated herein by reference).
10.56	Amendment No. 7 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and 1125-1137 North McDowell, LLC, dated October 10, 2012 (included as Exhibit 10.58 to the Company’s Quarterly Report on Form 10-Q filed November 8, 2012, and incorporated herein by reference).

10.57	Stock Purchase Agreement by and between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, LLC and Venture Lending & Leasing VI, LLC, dated October 30, 2012 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 1, 2012, and incorporated herein by reference).
10.58	Letter Agreement by and between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, Inc., dated October 30, 2012 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed November 1, 2012, and incorporated herein by reference).
10.59	Letter Agreement by and between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing VI, Inc., dated October 30, 2012 (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed November 1, 2012, and incorporated herein by reference).
10.60	Side Letter Agreement to the Stock Purchase Agreement dated April 22, 2012 by and between Oculus Innovative Sciences, Inc., on one hand, and Sabby Healthcare Volatility Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. on the other hand, dated October 29, 2012 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed November 1, 2012, and incorporated herein by reference).
10.61	Offer of Employment Letter between Oculus Innovative Sciences, Inc. and Sameer Harish, effective as of February 1, 2013 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 4, 2013, and incorporated herein by reference).
10.62	Employment Agreement by and between Ruthigen, Inc. and Hojabr Alimi, dated March 21, 2013 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 22, 2013, and incorporated herein by reference).
10.63	License and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated May 23, 2013 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 7, 2013, and incorporated herein by reference).
10.64	Shared Services Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated May 23, 2013 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed June 7, 2013, and incorporated herein by reference).
10.65	Amendment to Offer of Employment Letter between Oculus Innovative Sciences, Inc. and Sameer Harish, dated May 23, 2013 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed June 7, 2013, and incorporated herein by reference).
10.66	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Jim Schutz, dated June 20, 2013 (filed as Exhibit 10.68 to the Company’s Annual Report on Form 10-K, filed June 25, 2013 and incorporated herein by reference).
10.67	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Robert Miller, dated June 20, 2013 (filed as Exhibit 10.69 to the Company’s Annual Report on Form 10-K, filed June 25, 2013 and incorporated herein by reference).
10.68	Separation Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated August 2, 2013 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 8, 2013 and incorporated herein by reference).
10.69	Amendment No. 1 to License and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated October 9, 2013 (included as exhibit 10.64 to the Company’s 10-Q filed November 19, 2013 and incorporated herein by reference).
10.70	Amendment No. 2 to License and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated November 6, 2013 (included as exhibit 10.65 to the Company’s 10-Q filed November 19, 2013 and incorporated herein by reference).
10.71	Letter Agreement by and between Oculus Innovative Sciences, Inc., Venture Lending & Leasing V, Inc., and Venture Lending & Leasing VI, Inc., dated November 6, 2013 (filed as exhibit 10.66 to the Company’s 10-Q filed November 19, 2013 and incorporated herein by reference).
10.72	Form of Securities Purchase Agreement by and between Oculus Innovative Sciences, Inc. and the Purchasers, dated December 4, 2013 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 6, 2013, and incorporated herein by reference).
10.73	Funding Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated January 31, 2014 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 6, 2014, and incorporated herein by reference).
10.74	Amended Separation Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated January 31, 2014 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 6, 2014, and incorporated herein by reference).
10.75	Amendment No. 3 to License and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated January 31, 2014 (included as exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 6, 2014 and incorporated herein by reference).
10.76	Amendment No. 1 to Shared Services Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated January 31, 2014 (included as exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 6, 2014).

10.77	Letter Agreement by and between Oculus Innovative Sciences, Inc. and Hojabr Alimi, dated January 31, 2014 (included as exhibit 10.6 to the Company’s Current Report on Form 8-K filed February 6, 2014).
10.78	Form of Securities Purchase Agreement by and between Oculus Innovative Sciences, Inc. and the Purchasers, dated February 21, 2014 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 26, 2014 and incorporated herein by reference).
10.79	At-the-Market Issuance Sales Agreement, dated April 2, 2014, by and between Oculus Innovative Sciences, Inc. and MLV & Co. LLC (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 2, 2014 and incorporated herein by reference).
10.80	Lease Agreement by and between Oculus Innovative Sciences, Inc. and 2500 Investors, Inc., dated July 9, 2014.
10.81	Securities Purchase Agreement, dated January 8, 2015, by and between Oculus Innovative Sciences, Inc. and two investors, Ruthigen, Inc. and Dawson James Securities, Inc. (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 12, 2015 and incorporated herein by reference).
10.82	Underwriting Agreement entered into by and between Oculus Innovative Sciences, Inc. and Maxim Group LLC as representative of the underwriters named on Schedule A thereto, dated January 20, 2015 (included as exhibit 1.1 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
10.83†	Sales Representation Contract, dated February 1, 2015, by and between Oculus Innovative Sciences, Inc. and SLA Brands, Inc. (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 2, 2015 and incorporated herein by reference).
10.84	Securities Purchase Follow-Up Agreement, dated March 13, 2015, by and between Oculus Innovative Sciences, Inc., two investors, Ruthigen, Inc. and Dawson James Securities, Inc. (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 16, 2015 and incorporated herein by reference).
10.85	Securities Purchase Agreement, dated March 13, 2015, by and between Oculus Innovative Sciences, Inc., several investors, Ruthigen, Inc. and Dawson James Securities, Inc. (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 16, 2015 and incorporated herein by reference).
10.86	Agreement, dated March 13, 2015, by and between Oculus Innovative Sciences, Inc. and Pulmatrix, Inc. (included as exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 16, 2015 and incorporated herein by reference).
10.87	Agreement, dated March 13, 2015, by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc. (included as exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 16, 2015 and incorporated herein by reference).
10.88+	Amendment No. 1 to Sales Representation Contract, dated November 6, 2015, by and between Oculus Innovative Sciences, Inc. and SLA Brands, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
†	Confidential treatment has been granted with respect to certain portions of this agreement.
+	Confidential treatment is sought for portions of this agreement.

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

OCULUS INNOVATIVE SCIENCES, INC.

Date: February 16, 2016	By:	/s/ Jim Schutz
Jim Schutz
Chief Executive Officer
(Principal Executive Officer)

Date: February 16, 2016	By:	/s/ Robert Miller
Robert Miller
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

