Form 10-K
period 2016-03-31
Oculus Innovative Sciences, Inc.
filed 2016-06-21
CIK 1367083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For transition period from _________________ to _________________

Commission File Number: 001-33216

OCULUS INNOVATIVE SCIENCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	68-0423298
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on September 30, 2015, was $21,136,000 based on a total of 16,384,451 shares of the registrant’s common stock held by non-affiliates on September 30, 2015, at the closing price of $1.29 per share, as reported on the NASDAQ Capital Market.

There were 21,000,412 shares of the registrant’s common stock issued and outstanding on June 20, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12, 13 and 14 of Part III will incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2016 Annual Meeting of Stockholders.

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

Our Business

We are a specialty pharmaceutical company dedicated to identifying, developing and commercializing unique, affordable differentiated therapies to improve the lives of patients with dermatologic diseases or conditions. Our products, which are sold throughout the United States and internationally, have improved patient outcomes for more than five million patients globally by treating and reducing certain topical skin diseases including acne, atopic dermatitis, scarring, infections, itch, pain and harmful inflammatory responses.

We currently focus on the development and commercialization of therapeutic solutions in medical dermatology to treat or reduce skin conditions, such as acne, atopic dermatitis and scarring. These diseases impact millions of patients worldwide and can have significant, multi-dimensional effects on patients’ quality of life, including their physical, functional and emotional well-being.

Since our founding in 1999, we built our business by developing and promoting products via partnerships for multiple therapeutic indications, with a primary focus on advanced tissue care. Starting in 2013, with a new Board of Directors and new management team, we pivoted to focus on one specialty pharmaceutical area, medical dermatology, and created our own sales force in the United States to promote our unique, affordable, differentiated prescription dermatology products.

Some of our key products in the United States are:

•	Celacyn®, a prescription hypochlorous acid based scar management gel clinically proven to soften and flatten raised scars while reducing redness and discoloration.

•	Ceramax™ Skin Barrier Cream helps manage dry itchy skin, minor skin irritations, rashes, and inflammation caused by various skin conditions.

•	Alevicyn™, a prescription hypochlorous acid based atopic dermatitis product line clinically proven to reduce pruritus (itch) and pain associated with various dermatoses.

•	Mondoxyne™, a prescription oral tetracycline antibiotic used for the treatment of certain bacterial infections, including acne.

•	Microcyn® or Microdacyn60® (sold under a variety of brand names), a line of products based on electrically charged oxychlorine small molecules designed to target a wide range of pathogens including viruses, fungi, spores and bacteria, including antibiotic-resistant strains.

Our key product outside the United States is:

•	Microcyn® or Microdacyn60® (sold under a variety of brand names), a line of products based on electrically charged oxychlorine small molecules designed to target a wide range of pathogens including viruses, fungi, spores and bacteria, including antibiotic-resistant strains.

To date, we have obtained 14 clearances from the U.S. Food and Drug Administration, or FDA, that permit us to sell our products as medical devices for Section 510(k) of the Federal Food, Drug and Cosmetic Act in the United States.

Outside the United Sates, we sell products for dermatological and advanced tissue care with a European Conformity marking (known as Conformité Européenne or CE) covering 25 of our products, 14 approvals from the Mexican Ministry of Health, and various approvals in Central America, China, Southeast Asia, and the Middle East.

Our Strategy

Our strategy is to in-license, acquire, develop and commercialize unique, affordable and differentiated therapies that we believe advance the standard of care for patients with dermatological diseases. The key components of our strategy are to:

•	Expand our Internal U.S. Sales Force: We continue to hire additional experienced sales people who have established relationships with dermatologists in their territories. As of March 31, 2016, we had a U.S. direct sales force team of 19 dedicated sales people.

•	Develop and Launch New Dermatology Products: We currently sell six prescription dermatology products in the United States, and have a strong product pipeline of new products, including our new product, Lasercyn, intended for the management of post-non-ablative laser therapy procedures, post-microdermabrasion therapy and following superficial chemical peels, that we intend to launch over the next nine months.

•	Create a Competitive Pricing Strategy: We have and will continue to develop a unique product pricing strategy, which we believe solves many of the challenges associated with the prescription dermatology market’s current pricing and rebate programs.

•	Develop a Pharmaceutical Line: We plan to acquire or develop pharmaceutical products with affordable clinical trials to increase our market presence and create innovator patent protection.

Our plan is to evolve into a leading dermatology company, providing innovative and cost-effective solutions to patients, while generating strong, consistent revenue growth and maximizing long-term shareholder value.

Our Products

In the United States some of our key dermatology products are:

Celacyn® – Prescription Scar Management Gel

Celacyn®, is a prescription hypochlorous acid based scar management gel designed to soften and flatten raised scars while reducing redness and discoloration. In our studies, Celacyn® has been shown to reduce scar itch pain and performed better than the market-leading comparable gel brand. In the United States, topical prescription scar treatment products are usually sold over the counter. By contrast, we actively market Celacyn® to clinicians.

Scars are a natural part of the healing process and a reaction to skin injury. Scars form when the dermis, or the lower level of the skin, is damaged and then repaired by a process called granulation, where the body produces collagen fibers to repair the damage. Celacyn® works on keloid and hypertrophic scars. Keloid scars continue to grow after the skin has healed which causes the scars to grow beyond the originally damaged area. Hypertrophic scars are marked by excessive scar tissue in a local area and appear thick, red and lumpy.

Celacyn® scar gel is intended for the management of old and new scars resulting from burns, general surgical procedures and trauma wounds.

Ceramax™ – Skin Barrier Cream

Ceramax™ Skin Barrier Cream helps manage dry itchy skin, minor skin irritations, rashes, and inflammation caused by various skin conditions based on patented Lipogrid® Technology. Ceramax™ Skin Barrier Cream can be used to treat a variety of disease states with skin barrier disruption, including eczema and atopic dermatitis.

According to the National Eczema Association, eczema or atopic dermatitis affects over 10% of the children in the United States and one out of every three children with eczema or atopic dermatitis have moderate to severe symptoms. Additionally, 31.6 million people have some form of eczema with approximately 17.8 million of those having moderate to severe eczema or atopic dermatitis.

Ceramax™ Skin Barrier Cream is intended to be used as a topical skincare preparation to relieve and manage the burning and itching associated with various skin conditions, including atopic dermatitis, and other dry skin conditions, by maintaining a moist wound and skin environment. Lipogrid® Technology contains lipids that blend in with the skin’s natural lipid building blocks to hydrate and restore the natural skin barrier and penetrate the skin.

Alevicyn™ SG Antipruritic Spray Gel, Dermal Spray and Antipruritic Gel

Alevicyn™ is indicated to manage and relieve the burning, itching and pain experienced with various types of skin conditions, including radiation dermatitis and atopic dermatitis. It may be also used to relieve the pain of first- and second-degree burns, and helps to relieve dry waxy skin by maintaining a moist wound and skin environment, which is beneficial to the healing process. Alevicyn™ Antipruritic Gel is intended for management of itch and pain associated with dermal irritations and wounds, such as sores, injuries and ulcers of dermal tissue.

Alevicyn™ Antipruritic Spray gel’s unique formulation is a “spray-on” that does not run or drip after application and no “rubbing-in” is required on sensitive or difficult-to-access areas of the body. Alevicyn™ dermal spray is intended for the cleansing, irrigation, moistening, debridement and removal of foreign material including microorganisms and debris from wounds, among others, first- and second-degree bums, abrasions, minor irritations of the skin, diabetic foot ulcers, and ingrown toe nails.

Mondoxyne™ – Prescription Oral Antibiotic

Mondoxyne™ is a prescription oral tetracycline antibiotic that contains doxycycline, a broad spectrum antibacterial synthetically derived from oxytertracycline, used as a treatment for acne vulgaris.

According to the British Association of Dermatologists, acne vulgaris is estimated to affect 660 million people, or 9.4% of the global population, and it is the eighth most common disease worldwide. Acne is thought to have multiple contributing factors, including, among other things, excess sebum, or oil, production, which creates an optimal environment for the proliferation of the bacterium Propionibacterium acnes. The Propionibacterium acnes bacteria feed on the sebum and secrete enzymes and other byproducts that irritate the skin and result in the inflammation commonly known as acne.

Mondoxyne™ is an oral antibiotic that can be effective against acne because of its antimicrobial and anti-inflammatory activity. It is usually prescribed as adjunct therapy for severe inflammatory acne. Mondoxyne™ treats acne by targeting the bacterium Propionibacterium acnes. Patients have rated doxycycline, the active ingredient in Mondoxyne™, as effective or very effective in 85% of cases, as reported by a 1989 double-blind study published in the Journal of Dermatological Treatment comparing the effectiveness of doxycycline and minocycline in the treatment of moderate to moderately severe acne.

Microcyn® -Advanced Tissue Care Management

Microcyn® is based on electrically charged oxychlorine small molecules designed to target a wide range of pathogens including viruses, fungi, spores and bacteria, including antibiotic-resistant strains. Several Microcyn® Technology advanced tissue care products are designed to treat infections and enhance healing while reducing the need for antibiotics. When a wound is slow to heal or becomes hard to heal, the costs to treat increase and the quality of life for the patient also suffers as infected, malodorous wounds prevent them from participating in daily life activities. As a result of our patented manufacturing process, Microcyn® is a proprietary solution of oxychlorine compounds that, among other things, interacts with and inactivates surface proteins on cell walls and membranes of microorganisms. The functions of these proteins are varied and play significant roles in cell communication, nutrient and waste transport and other required functions for cell viability.

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

Regulatory Approvals and Clearances

To date, we have obtained 14 clearances from the U.S. Food and Drug Administration, or FDA, that permit us to sell our products as medical devices for Section 510(k) of the Federal Food, Drug and Cosmetic Act in the United States.

Outside the United Sates, we sell products for dermatological and advanced tissue care with a European Conformity marking (known as Conformité Européenne or CE) covering 25 of our products, 14 approvals from the Mexican Ministry of Health, and various approvals in Central America, China, Southeast Asia, and the Middle East.

The following table summarizes our material current regulatory approvals and clearances by brand:

Brand	Approval Type	Year of Approval	Summary Indication

Lasercyn™	U.S. 510(k)	2016	Indicated for the management of post non ablative laser therapy procedures, post microdermabrasion therapy and following superficial chemical peels; and to relieve itch and pain from minor skin irritations, lacerations, abrasions and minor burns.

	EU CE Mark	2016

MucoClyns™	EU CE Mark	2016	Indicated for the use in emergencies, safe to use on mucous membranes, cuts, abrasions, burns and body surfaces for the treatment immediately after an unexpected exposure to infection risk, and professional medical attention.

Sinudox™	EU CE Mark	2016	Solution intended for nasal irrigation, including the moistening of cuts, abrasions and lacerations located in the nasal cavity.

	Mex. Medical Device	2014

SebDerm Gel	U.S. 510(k)	2015	Manages and relieves the burning, itching, erythema, scaling, and pain experienced with seborrhea and seborrheic dermatitis. It also helps to relieve dry, waxy skin by maintaining a moist wound and skin environment, which is beneficial to the healing process.

Celacyn®	U.S. 510(k)	2013	As hydrogel for the management of old and new hypertrophic and keloid scarring resulting from burns, general surgical procedures and trauma wounds.

Alevicyn™	U.S. 510(k)	2011	As a hydrogel, for management and relief of burning, itching and pain experienced with various types of dermatoses, including atopic dermatitis and radiation dermatitis.

	EU CE Mark	2013

	Mex. Medical Device	2013

Epicyn™	U.S. 510(k)	2011	Manages and relieves itching, burning and pain experienced with various types of dermatoses, including atopic dermatitis, first and second degree burns. Indicated as an adjuvant in the wound healing process with wounds that can only heal by secondary intention in maturation phase. Epicyn™ is effective for the management and reduction of new and existing hypertrophic and keloid scars.

	EU CE Mark	2013

	Mex. Medical Device	2013

Microcyn™ Skin and Wound Care or HydroGel	U.S. 510(k)	2010	As a solution or hydrogel, for debridement and moistening of acute and chronic wounds, ulcers, cuts, abrasions and burns, including those located in any human cavity such as the oral, nasal or ear. .

	EU CE Mark	2013

	Mex. Medical Device	2014

Gramaderm®	EU CE Mark	2013	As a dermatological solution or hydrogel for the topical treatment of mild to moderate acne.

	Mex. Medical Device	2010 & 2012

Microcyn™ Skin and Wound Cleanser	U.S. 510(k)	2009	Debridement of wounds, such as stage I-IV pressure ulcers, diabetic foot ulcers, post-surgical wounds, first- and second-degree burns, grafted and donor sites as preservative, which can kill listed bacteria such as MRSA & VRE and required as a prescription.

Microcyn™ Wound Gel	U.S. 510(k)	2009	Manages exuding wounds such as leg ulcers, pressure ulcers, diabetic ulcers and mechanical or surgical debridement of wounds in a gel form.

Alevicyn™ SG Antipruritic Gel	U.S. 510(k)	2015	As a thin hydrogel, for the management and relief of burning, itching and pain experienced with various types of dermatoses, including atopic dermatitis and radiation dermatitis.

Ceramax™ Skin Barrier Cream	U.S. 510(k)	2015	Management of dry itchy skin, minor skin irritations, rashes, and inflammation caused by various skin conditions based on patented Lipogrid® Technology.

Clinical Trials

We have completed a proof-of-concept Phase II trial in the United States, which demonstrated the effectiveness of Microcyn® Technology in mildly infected diabetic foot ulcers with the primary endpoint of clinical cure and improvement of infection. We used 15 clinical sites and enrolled 48 evaluable patients in three arms, using Microcyn® alone, Microcyn® plus an oral antibiotic and saline plus an oral antibiotic. We announced the results of our Phase II trial in March 2008. In the clinically evaluable population of the study, the clinical success rate at visit four, or test of cure, for Microcyn®-alone-treated patients was 93.3% compared to 56.3% for the oral antibiotic levofloxacin plus saline-treated patients. This study was not statistically powered, but the high clinical success rate (93.3%) and the p-value (0.033) suggest the difference is meaningfully positive for the Microcyn®-treated patients. Also, for this set of data, the 95.0% confidence interval for the Microcyn®-only arm ranged from 80.7% to 100% while the 95.0% confidence interval for the oral antibiotic levofloxacin and saline arm ranged from 31.9% to 80.6%; the confidence intervals do not overlap, indicating a favorable clinical success for Microcyn® compared to the oral antibiotic levofloxacin. At visit three (end of treatment), the clinical success rate for patients treated with Microcyn®-alone was 77.8% compared to 61.1% for the oral antibiotic levofloxacin plus saline-treated patients. We have not done any subsequent clinical trials in the drug process for tissue care.

Domestic Sales and Marketing

In the United States, we sell into dermatology markets through our IntraDerm™ Pharmaceuticals division staffed with a seasoned management and sales team. We sell into the advanced tissue care markets with our dedicated contract sales force, and the animal health market through our business partners. Our dermatology products are primarily purchased by distributors and wholesalers, pharmacies and dermatologist. Our tissue care products are primarily purchased by hospitals, physicians, nurses, and other healthcare practitioners, who are the primary caregivers to patients, both human and animal, being treated for acute or chronic wounds or undergoing surgical procedures, as well as to dermatologists for treatment of various skin afflictions.

Although specific customer requirements can vary depending on applications, customers generally demand quality, innovation, affordability and clinically-supported efficacy. We have responded to these customer demands by introducing new products focused on these requirements in the markets we serve. Specifically, we believe that we introduce new products and applications that are innovative, address the specific dermatological procedures in demand, and supported by human clinical data. In addition, we provide attractive product line extensions and pricing to new product families. In the future to increase market penetration, in addition to marketing to our core dermatologists, we may also market our products to aesthetic dermatologists and plastic surgeons.

We seek to establish strong ongoing relationships with our customers through the new products, sales of existing products, ongoing training and support, and distributing skincare products. We primarily target our marketing efforts to practitioners through office visits, workshops, trade shows, webinars and trade journals. We also market to potential patients through brochures, workshops and our website. In addition, we offer clinical forums with recognized expert panelists to promote advanced treatment techniques using our products to further enhance customer loyalty and uncover new sales opportunities.

International Sales and Marketing by Our Strategic Business Partners

We sell our products through a worldwide distributor network in over 40 countries. In the international markets, we work with a network of partners, ranging from country specific distributors to a large pharmaceutical company to a full services sales and marketing company. International sales are generally made through a worldwide distributor network in over 40 countries. Our international revenue as a percentage of total revenue represented 67% in FY 2016 and 73% in FY 2015.

Europe

We currently rely on exclusive agreements with country-specific distributors for the sale of Microcyn®-based products in Europe, including Austria, Belgium, Italy, Luxemburg, the Netherlands, Germany, Greece, the Czech Republic, Sweden, Spain, Norway, Switzerland, Poland, Finland, Denmark and Serbia.

Mexico

In Mexico, we partner with Laboratorios Sanfer S.A. de C.V. Laboratorios Sanfer is one of the largest independent pharmaceutical companies in Mexico, operating in nine countries across Latin America. Laboratorios Sanfer manufactures, markets and sells prescription and over the counter branded medications across five therapeutic areas including gastroenterology, cardiology, anti-infective and dermatology. Pursuant to our agreement with Laboratorios Sanfer, we granted Laboratorios Sanfer an exclusive license, with the right to sublicense, under certain conditions and with our consent, to all of our proprietary rights related to certain of our pharmaceutical products for human application that utilize our Microcyn® technology within Mexico. We also agreed to appoint Laboratorios Sanfer as the exclusive distributor of certain of our products in Mexico for the term of the agreement, and an exclusive license to certain of our then-held trademarks. The term of the agreement is twenty-five years from the effective date of August 15, 2012. The term of the license agreement will automatically renew after the twenty-five year term for successive two year terms, as long as Laboratorios Sanfer has materially complied with any and all of the obligations under the license agreement, including but not limited to, meeting the minimum purchase requirements set forth therein.

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

Throughout the rest of the world, we use strategic partners and distributors for the sale of Microcyn®-based products, including Bangladesh, Pakistan, India, the People’s Republic of China, South Korea, United Arab Emirates, Saudi Arabia, Dubai, Kuwait, Iraq, New Zealand, Singapore, Indonesia and Malaysia.

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

As of June 6, 2016, we own a total of 52 issued patents, consisting of 10 issued U.S. patents and 42 issued foreign patents. We also have 59 pending U.S. and foreign patent applications. One of the U.S. applications is directed to chlorogenic acid. The remaining patent applications as well as the issued patents are directed at our Microcyn® Technology. The issued U.S. and foreign patents expire in 2022-2027.

In addition to our own patents and applications, we have licensed technology developed in Japan relating to an electrolyzed water solution, methods of manufacture and electrolytic cell designs. This license includes four issued Japanese patents.

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

We have also filed for trademark protection for marks used with our Microcyn® products in each of the following regions: United States, Europe, Canada, certain countries in Central and South America, including Mexico and Brazil, certain countries in the Middle East and certain countries in Asia, including Japan, China, Hong Kong, the Republic of Korea, India and Australia. In addition to patents and trademarks, we rely on trade secret and other intellectual property laws, nondisclosure agreements and other measures to protect our intellectual property rights. We believe that in order to have a competitive advantage, we must develop and maintain the proprietary aspects of our technologies. We require our employees, consultants and advisors to execute confidentiality agreements in connection with their employment, consulting or advisory relationship with us. We also require our employees, consultants and advisors with whom we expect to work on our products to agree to disclose and assign to us all inventions made in the course of our working relationship with them, while using our property or which relate to our business. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to wrongfully obtain or use information that we regard as proprietary.

Competition

Dermatology

The dermatology market is highly competitive. Our dermatology products face competition in the United States from several prescription products, including Novartis’ Elidel® Cream, a prescription medicine used topically on the skin to treat eczema, which is also called atopic dermatitis, and Astellas’ Protopic®, a prescription ointment used to treat moderate to severe eczema. In addition, corticosteroids are commonly used to treat inflammation and itch on atopic dermatitis patients as the standard of care. Many doctors and patients will tend to use steroids for a limited time period to manage flare-ups due to their side effects. Since atopic dermatitis is a chronic disease, a safe product such as Alevicyn™ , which reduces the itching, can be used as a maintenance product.

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

Factors Affecting Our Competitive Position

While many companies are able to produce oxychlorine formulations, their products, unlike ours, typically become unstable after a relatively short period of time or use very large ranges of effectiveness to improve their shelf lives. We believe Microcyn® is a stable anti-infective therapeutic available, or soon to be available, throughout many parts of the world that treats infection while also enhancing wound healing through increased blood flow to the wound bed and reduction of inflammation.

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

Medical Device Regulation

To date, we have received fourteen 510(k) clearances for use of our Microcyn® technology products as medical devices in tissue care management, such as cleaning, debridement, lubricating, moistening and dressing, including for acute and chronic wounds, and in dermatology applications. Any future product candidates or new applications using Microcyn® that are classified as medical devices will require clearance by the FDA.

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

Anti-Kickback Laws

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

False Claims Laws

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

HIPAA

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

Medical Device Regulation

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

We received a CE certificate for 25 of our Class IIB medical devices, which allows us to affix CE markings on these products and sell them in Europe. The CE certificate is valid through December 2018. Currently, the European Commission and the European Parliament are discussing changes to the Medical Devices Directive which could include stricter requirements for obtaining CE markings or continued compliance. We may not be able to maintain the requirements established for CE markings for any or all of our products or be able to produce these products in a timely and profitable manner while complying with the requirements of the Medical Devices Directive and other regulatory requirements.

Marketing Authorizations for Drugs

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

European Good Manufacturing Process

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

Manufacturing a Medical Device or Drug

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

Commercialization of Drugs and Medical Devices

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

Medical Devices and Drugs as a Product

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

Currently, we have 14 approvals from the Mexican Ministry of Health to market and distribute our products in Mexico.

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

Research and Development

Research and development expense consists primarily of personnel expenses, clinical and regulatory services and supplies. For the years ended March 31, 2016 and 2015, research and development expense amounted to $1,806,000 and $1,533,000, respectively. None of these expenses were borne by our customers.

Significant Customers

We rely on certain key customers for a significant portion of our revenues. At March 31, 2016, one customer represented 33% of the net accounts receivable balance. At March 31, 2016, one customer represented 40%, one customer represented 15%, one customer represented 14% and two customers each represented 12% of net revenues. At March 31, 2015, one customer represented 56%, and one customer represented 14% of the net accounts receivable balance. During the year ended March 31, 2015, one customer represented 47% of net revenues.

Our Employees

As of March 31, 2016, we employed a total of 38 employees in the United States and the Netherlands, 37 of which were full-time. Additionally, we had 168 employees in Mexico, all of which were contracted through an employment agency. As of March 31, 2016, we had a U.S. direct sales force of 19 employees. We are not a party to any collective bargaining agreements. We believe our relations with our employees are good.

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

ITEM 1A. Risk Factors

Risks Related to Our Business

We have a history of losses, we expect to continue to incur losses and we may never achieve profitability and our March 31, 2016 audited consolidated financial statements included disclosure that casts substantial doubt regarding our ability to continue as a going concern.

We reported a net loss of $10,162,000 and $8,203,000 and for the year ended March 31, 2016 and 2015, respectively. At March 31, 2016 and 2015, our accumulated deficit amounted to $152,375,000 and $142,213,000, respectively. We had working capital of $9,337,000 and $7,066,000 as of March 31, 2016 and 2015, respectively. During the year ended March 31, 2016 and 2015, net cash used in operating activities amounted to $8,746,000 and $6,694,000, respectively. We expect to continue incurring losses for the foreseeable future and may never achieve or sustain profitability. We must raise additional capital to pursue our product development initiatives, penetrate markets for the sale of our products and continue as a going concern. We cannot provide any assurance that we will raise additional capital. We believe that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means. We may not raise enough capital in this offering to meet our needs and we may have to raise additional capital in the future. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. These measures could cause significant delays in our efforts to further commercialize our products, which are critical to the realization of our business plan and to our future operations. These matters raise substantial doubt about our ability to continue as a going concern or become profitable.

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

In the last year, our stock has closed, at times, below $1.00. If we are not able to maintain compliance with the continued listing standards as set forth in the NASDAQ Listing Rules for NASDAQ Capital Market companies, our common stock and warrants will likely be delisted from The NASDAQ Capital Market and an associated decrease in liquidity in the market for our common stock and warrants may occur. If, for 30 consecutive business days, we fail to maintain a minimum bid price of $1.00 per share for our common stock, The NASDAQ Stock Market LLC will notify us of the compliance failure. In accordance with Listing Rule 5810(c)(3)(A), NASDAQ will grant a compliance period of 180 calendar days to regain compliance with the minimum bid price rule. If at any time during this 180 day period the closing bid price of the common stock is at least $1.00 for a minimum of 10 consecutive business days, we would regain compliance with the Listing Rule and NASDAQ will close the matter. We intend to cure any minimum bid price compliance deficiency by effecting a reverse stock split, if necessary. The delisting of our common stock and warrants could materially adversely affect our access to the capital markets, and any limitation on liquidity or reduction in the price of our common stock and warrants could materially adversely affect our ability to raise capital on terms acceptable to us or at all. Delisting from The NASDAQ Capital Market could also result in the potential loss of confidence by our business partners and suppliers, the loss of institutional investor interest and fewer business development opportunities.

Our Board of Directors elected to effect a reverse stock split of our outstanding common stock, which may affect our overall market capitalization and may decrease the liquidity of the common stock.

On June 29, 2015, our stockholders approved an amendment to our Restated Certificate of Incorporation, as amended, and authorized our Board of Directors, if in their judgment it is necessary, to effect a reverse stock split of our outstanding common stock, $0.0001 par value per share, at a whole number ratio in the range of 1-for-5 to 1-for-9, such ratio to be determined in the discretion of our Board of Directors, and to proportionally decrease the total number of shares that we are authorized to issue by a factor of 1-for-5 to 1-for-9, such ratio to be determined in the sole discretion of our Board of Directors, in conjunction with the proposed reverse split, and authorized our Board of Directors to file such amendment, if in their judgment it is necessary, that would effect the foregoing in order to regain compliance with the minimum bid requirement of NASDAQ. On June 2, 2016, our Board of Directors approved the reverse stock split within a ratio of 1-for-5 and authorized the Corporation to take all steps necessary to effect the reverse stock split to become effective June 24, 2016 after the market closes. Should the market price of our common stock decline after the reverse stock split the percentage decline may be greater, due to the smaller number of shares outstanding, than it would have been prior to the reverse stock split. A reverse stock split is often viewed negatively by the market and, consequently, can lead to a decrease in our overall market capitalization. If the per share market price does not increase in proportion to the reverse stock split ratio, then the value of our Company, as measured by our stock capitalization, will be reduced. In some cases, the per-share stock price of companies that have effected reverse stock splits subsequently declined back to pre-reverse split levels, and accordingly, we cannot assure you that the total market value of your shares will remain the same after the reverse stock split is effected, or that the reverse stock split will not have an adverse effect on our stock price due to the reduced number of shares outstanding after the reverse stock split. The reverse stock split may decrease the liquidity of the common stock. Although our Board of Directors believes that the anticipated increase in the market price of our common stock could encourage interest in our common stock and possibly promote greater liquidity for our stockholders, such liquidity could also be adversely affected by the reduced number of shares outstanding after the reverse stock split. Our outstanding shares will be reduced by a factor of 1-for-5, which may lead to reduced trading and a smaller number of market makers for our common stock.

If we are unable to expand our direct domestic sales force, we may not be able to successfully sell our products in the United States.

We currently use a direct sales force to sell our products in the dermatology markets. Expanding our sales force is expensive and time consuming, and the lack of qualified sales personnel could delay or limit the success of our product launch in the United States. Our domestic sales force competes with the sales operations of our competitors, which are better funded and more experienced. We may not be able to expand our domestic sales capacity on a timely basis, or in the markets that we desire, or at all.

Our inability to raise additional capital on acceptable terms in the future may cause us to curtail certain operational activities, including regulatory trials, sales and marketing, and international operations, in order to reduce costs and sustain the business, and such inability would have a material adverse effect on our business and financial condition.

We expect capital outlays and operating expenditures to increase over the next several years as we work to expand our sales force, conduct regulatory trials, commercialize our products and expand our infrastructure. We may need to raise additional capital in order to, among other things:

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

We do not have the necessary regulatory approvals to market Microcyn ® as a drug in the United States.

We have obtained 14 510(k) clearances in the United States that permit us to sell Microcyn®-based and other products as medical devices. However, before we are permitted to sell Microcyn® as a drug in the United States, we must, among other things, successfully complete additional preclinical studies and well-controlled clinical trials, submit a new drug application to the FDA and obtain FDA approval.

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

We also have agreed to certain prohibitions on our intellectual property. Pursuant to the License and Supply Agreement we entered into with Pulmatrix, Inc., we agreed to exclusively license certain of our proprietary technology to Pulmatrix (formerly, Ruthigen, Inc.) to enable Pulmatrix’ research and development and commercialization of RUT58-60, and any improvements to it, in the United States, Canada, European Union and Japan for certain invasive procedures in human treatment as defined in the License and Supply Agreement. Under the terms of the agreement, we are also prohibited from using the licensed proprietary technology to sell products that compete with Pulmatrix’ products within the defined territory.

Although we have filed several U.S. and foreign patent applications related to our Microcyn®-based products, the manufacturing technology for making the products, and their uses, only 10 U.S. patents have been issued from these applications to date.

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

We have material international operations in Mexico and Europe. During the year ended March 31, 2016 and 2015, approximately 67% and 73% of our total product related revenue (including product license fees and royalties), respectively, were generated from sales outside of the United States. Our business is highly regulated for the use, marketing and manufacturing of our Microcyn®-based products both domestically and internationally. Our international operations are subject to risks, including:

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

Although we have a significant number of customers in each of the geographic markets that we operate in, we rely on certain key customers for a significant portion of our revenues. We rely on certain key customers for a significant portion of our revenues. At March 31, 2016, one customer represented 40%, one customer represented 15%, one customer represented 14% and two customers each represented 12% of net revenues. In the future, a small number of customers may continue to represent a significant portion of our total revenues in any given period. These customers may not consistently purchase our products at a particular rate over any subsequent period. The loss of any of these customers could adversely affect our revenues.

Negative economic conditions increase the risk that we could suffer unrecoverable losses on our customers’ accounts receivable which would adversely affect our financial results.

We grant credit to our business customers, which are primarily located in Mexico, Europe and the United States. Collateral is generally not required for trade receivables. We maintain allowances for potential credit losses. At March 31, 2016, one customer represented 33% of the net accounts receivable balance. At March 31, 2015, one customer represented 56%, and one customer represented 14% of the net accounts receivable balance. While we believe we have a varied customer base and have experienced strong collections in the past, if current economic conditions disproportionately impact any one of our key customers, including reductions in their purchasing commitments to us or their ability to pay their obligations, it could have a material adverse effect on our revenues and liquidity. We have not purchased insurance on our accounts receivable balances.

The loss of key members of our senior management team, any of our directors, or our highly skilled scientists, technicians and salespeople could adversely affect our business.

Our success depends largely on the skills, experience and performance of key members of our executive management team, including Jim Schutz, our Chief Executive Officer, Robert Miller, our Chief Financial Officer, Robert Northey, our Executive Vice President of Research and Development, and Jeffrey Day, head of our IntraDerm™ Pharmaceuticals division. The efforts of these people will be critical to us as we continue to develop our products and attempt to commercialize products in the tissue and dermatology markets. If we were to lose one or more of these individuals, we might experience difficulties in competing effectively, developing our technologies and implementing our business strategies.

Our research and development programs depend on our ability to attract and retain highly skilled scientists and technicians. We may not be able to attract or retain qualified scientists and technicians in the future due to the intense competition for qualified personnel among medical technology businesses, particularly in the San Francisco Bay Area. We also face competition from universities and public and private research institutions in recruiting and retaining highly qualified personnel. In addition, our success depends on our ability to attract and retain salespeople with extensive experience in dermatology or in the markets we seek, and who have close relationships with the medical community, including physicians and other medical staff. We may have difficulties locating, recruiting or retaining qualified salespeople, which could cause a delay or decline in the rate of adoption of our products. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will adversely affect our ability to support our research, development and sales programs.

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

We may never receive any royalty or milestone payments as established in our License and Supply Agreement with Pulmatrix.

On May 23, 2013, we entered into a license and supply agreement with Ruthigen, Inc., which merged with Pulmatrix, Inc. on June 15, 2015 and subsequently changed its name to Pulmatrix, which agreement was subsequently amended on October 9, 2013, November 6, 2013, January 31, 2014 and March 13, 2015, or the License and Supply Agreement. Pursuant to the terms of the License and Supply Agreement, we agreed to an exclusive license of certain of our proprietary technology to Pulmatrix in order to enable Pulmatrix’s research and development and commercialization of the newly discovered RUT58-60, and any improvements to it, in the United States, Canada, the European Union and Japan, referred to as the Territory, for certain invasive procedures in humans as defined in the License and Supply Agreement. On March 13, 2015, we entered into an agreement with Pulmatrix under which we agreed to waive Pulmatrix obligation to develop and commercialize products pursuant to the License and Supply Agreement, until the earlier of August 31, 2016 or one year after the effective date of the Pulmatrix-Ruthigen merger. Additionally, we agreed that Pulmatrix may assign and/or delegate its rights and obligations under the License and Supply Agreement to a credible third party and sell substantially all of the pre-merger Pulmatrix business, including any of our licensed products. We were granted a right of first refusal prior to a sale of the pre-merger business of Pulmatrix with a minimum aggregate purchase price of $1.0 million. In the case of such a proposed sale, Pulmatrix must first notify us of the pending transaction and we will have five business days after receipt of such notice to notify Pulmatrix whether we intend to acquire the pre-merger business of Pulmatrix on exactly the same terms, including the amount and kind of consideration, unless securities of the proposed acquirer will be offered as consideration, in which case we will instead pay cash equal to the fair market value of such securities. If we do not exercise our right of first refusal, Pulmatrix may consummate the transaction pursuant to the agreed upon terms. Additionally, if such a transaction is consummated and the transaction generates aggregate proceeds in excess of $10.0 million, Pulmatrix will be obligated to pay ten percent of the aggregate gross proceeds to us within ten calendar days.

Even if Pulmatrix continues to develop and commercialize RUT58-60, Pulmatrix may never achieve the milestones established in the License and Supply Agreement or have the funds available to make the milestone payments and thus, we may never receive the milestone payments. If Pulmatrix does not develop RUT58-60, or an entity purchasing the rights to develop RUT58-60 does not develop RUT58-60 we may not receive milestone payments.

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

Fluctuations in our operating results may lead to fluctuations, including declines, in our share price. Our operating results and our share price may fluctuate from period to period due to a variety of factors, including:

•	demand by physicians, other medical staff and patients for our Microcyn®-based products;

•	reimbursement decisions by third-party payors and announcements of those decisions;

•	clinical trial results published by others in our industry and publication of results in peer-reviewed journals or the presentation at medical conferences;

•	the inclusion or exclusion of our Microcyn®-based products in large clinical trials conducted by others;

•	actual and anticipated fluctuations in our quarterly financial and operating results;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	issues in manufacturing our product candidates or products;

•	new or less expensive products and services or new technology introduced or offered by our competitors or by us;

•	the development and commercialization of product enhancements;

•	changes in the regulatory environment;

•	delays in establishing our sales force or new strategic relationships;

•	costs associated with collaborations and new product candidates;

•	introduction of technological innovations or new commercial products by us or our competitors;

•	litigation or public concern about the safety of our product candidates or products;

•	changes in recommendations of securities analysts or lack of analyst coverage;

•	failure to meet analyst expectations regarding our operating results;

•	additions or departures of key personnel; and

•	general market conditions.

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

Our Restated Certificate of Incorporation, as amended, allows us to issue up to 60,000,000 shares of our common stock and to issue and designate, without stockholder approval, the rights of up to 714,286 shares of preferred stock. After the 1-for-5 reverse split of our common stock, the number of authorized common stock will proportionally decrease to 12,000,000. In the event we issue additional shares of our capital stock, dilution to our stockholders could result. In addition, if we issue and designate a class of convertible preferred stock, these securities may provide for rights, preferences or privileges senior to those of holders of our common stock. Additionally, if we issue preferred stock, it may convert into common stock at a ratio of 1:1 or greater because our Restated Certificate of Incorporation, as amended, allows us to designate a conversion ratio without limitations.

Shares issuable upon the conversion of warrants or the exercise of outstanding options may substantially increase the number of shares available for sale in the public market and depress the price of our common stock.

As of March 31, 2016, we had outstanding warrants exercisable for an aggregate of 7,424,286 shares of our common stock at a weighted average exercise price of approximately $2.02 per share. In addition, as of March 31, 2016, options to purchase an aggregate of 3,769,170 shares of our common stock were outstanding at a weighted average exercise price of approximately $4.18 per share and a weighted average contractual term of 7.80 years. In addition, 2,916,000 shares of our common stock were available on March 31, 2016 for future option grants under our Amended and Restated 2006 Stock Incentive Plan, and our 2011 Stock Incentive Plan. To the extent any of these warrants or options are exercised and any additional options are granted and exercised, there will be further dilution to stockholders and investors. Until the options and warrants expire, these holders will have an opportunity to profit from any increase in the market price of our common stock without assuming the risks of ownership. Holders of options and warrants may convert or exercise these securities at a time when we could obtain additional capital on terms more favorable than those provided by the options or warrants. The exercise of the options and warrants will dilute the voting interest of the owners of presently outstanding shares by adding a substantial number of additional shares of our common stock.

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

ITEM 2. Properties

We currently lease the following material properties:

Location	Rent per month	Purpose
1129 N. McDowell Blvd., Petaluma, CA 94954, USA	USD 11,072	Principal executive office, also used for research and manufacturing
454 North 34th Street, Seattle, Wash. 98103, USA	USD 2,700	Shared office and laboratory space
Suite 130, First Floor, 2500 York Road, Jamison, PA 18929	USD 2,126	Office
Industria Vidriera 81, Zapopan Industrial Norte, Zapopan, Jalisco, 45132, Mexico	MXN 121,395	Office, manufacturing, storage
Industria Maderera 124 & 106 & 815 Zapopan Industrial Norte, Zapopan, Jalisco, 45132, Mexico	MXN 124,500	Storage
Nusterweg 123, 6136 ST Sittard (gemeente Sittard, sectie K, nummers 2765 en 2778) Herten, the Netherlands	Euro 6,250	Office

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

The following table sets forth the range of high and low sales prices for our common stock for each quarter during the last two fiscal years, based on the last daily sale in each of the quarters:

	Year Ended March 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Stock price-high	$1.76	$1.83	$1.30	$1.37
Stock price-low	$0.70	$1.05	$1.10	$0.84

	Year Ended March 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Stock price-high	$4.14	$2.98	$2.32	$1.52
Stock price-low	$2.90	$2.12	$1.40	$0.77

Holders

As of June 1, 2016, we had approximately 365 holders of record of our common stock. Holders of record include nominees who may hold shares on behalf of multiple owners.

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

Recent Sales of Unregistered Securities

During the quarter ended March 31, 2016, we issued warrants to purchase up to 250,000 shares of common stock valued at $1.00 per share to a consulting firm for services provided to us.

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

Issuer Purchases of Equity Securities

There were no repurchases made by us or on our behalf, or by any “affiliated purchaser,” of shares of our common stock during the quarter ended March 31, 2016.

ITEM 6. Selected Financial Data

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

We are a specialty pharmaceutical company dedicated to identifying, developing and commercializing unique, affordable differentiated therapies to improve the lives of patients with dermatologic diseases or conditions. Our products, which are sold throughout the United States and internationally, have improved patient outcomes for more than five million patients globally by treating and reducing certain topical skin diseases including acne, atopic dermatitis, scarring, infections, itch, pain and harmful inflammatory responses.

We currently focus on the development and commercialization of therapeutic solutions in medical dermatology to treat or reduce skin conditions, such as acne, atopic dermatitis and scarring. These diseases impact millions of patients worldwide and can have significant, multi-dimensional effects on patients’ quality of life, including their physical, functional and emotional well-being.

Since our founding in 1999, we built our business by developing and promoting products via partnerships for multiple therapeutic indications, with a primary focus on advanced tissue care. Starting in 2013, with a new Board of Directors and new management team, we pivoted to focus on one specialty pharmaceutical area, medical dermatology, and created our own sales force in the United States to promote our unique, affordable, differentiated prescription dermatology products.

Some of our key products in the United States are:

•	Celacyn®, a prescription hypochlorous acid based scar management gel clinically proven to soften and flatten raised scars while reducing redness and discoloration.

•	Ceramax™ Skin Barrier Cream helps manage dry itchy skin, minor skin irritations, rashes, and inflammation caused by various skin conditions.

•	Alevicyn™, a prescription hypochlorous acid based atopic dermatitis product line clinically proven to reduce pruritus (itch) and pain associated with various dermatoses.

•	Mondoxyne™, a prescription oral tetracycline antibiotic used for the treatment of certain bacterial infections, including acne.

•	Microcyn® or Microdacyn60® (sold under a variety of brand names), a line of products based on electrically charged oxychlorine small molecules designed to target a wide range of pathogens including viruses, fungi, spores and bacteria, including antibiotic-resistant strains.

Our key product outside the United States is:

•	Microcyn® or Microdacyn60® (sold under a variety of brand names), a line of products based on electrically charged oxychlorine small molecules designed to target a wide range of pathogens including viruses, fungi, spores and bacteria, including antibiotic-resistant strains.

To date, we have obtained 14 clearances from the U.S. Food and Drug Administration, or FDA, that permit us to sell our products as medical devices for Section 510(k) of the Federal Food, Drug and Cosmetic Act in the United States.

Outside the United Sates, we sell products for dermatological and advanced tissue care with a European Conformity marking (known as Conformité Européenne or CE) covering 25 of our products, 14 approvals from the Mexican Ministry of Health, and various approvals in Central America, China, Southeast Asia, and the Middle East.

Our Strategy

Our strategy is to in-license, acquire, develop and commercialize unique, affordable and differentiated therapies that we believe advance the standard of care for patients with dermatological diseases. The key components of our strategy are to:

•	Expand our Internal U.S. Sales Force: We continue to hire additional experienced sales people who have established relationships with dermatologists in their territories. As of March 31, 2016, we had a U.S. direct sales force team of 19 dedicated sales people.

•	Develop and Launch New Dermatology Products: We currently sell six prescription dermatology products in the United States, and have a strong product pipeline of new products, including our new product, Lasercyn, intended for the management of post-non-ablative laser therapy procedures, post-microdermabrasion therapy and following superficial chemical peels, that we intend to launch over the next nine months.

•	Create a Competitive Pricing Strategy: We have and will continue to develop a unique product pricing strategy, which we believe solves many of the challenges associated with the prescription dermatology market’s current pricing and rebate programs.

•	Develop a Pharmaceutical Line: We plan to acquire or develop pharmaceutical products with affordable clinical trials to increase our market presence and create innovator patent protection.

Our plan is to evolve into a leading dermatology company, providing innovative and cost-effective solutions to patients, while generating strong, consistent revenue growth and maximizing long-term shareholder value.

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

A description of significant accounting policies that require us to make estimates and assumptions in the preparation of our consolidated financial statements is as follows:

Long-Term Investments

Our long-term investments consisted of the shares we owned in Ruthigen Inc., now Pulmatrix Inc., at March 31, 2015. We carry securities that do not have a readily determinable fair value at cost. During the year ended March 31, 2015, we recorded an impairment loss in the amount of $4,650,000 which represents the difference between cost and the amount we agreed to sell our shares of Ruthigen. During the year ended March 31, 2016, we sold all our shares in Pulmatrix.

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

Revenue Recognition and Accounts Receivable

We generate revenue from sales of our products to a customer base including hospitals, medical centers, doctors, pharmacies, distributors and wholesalers. The Company sells products directly to end users and to distributors. We also entered into agreements to license its technology and products.

We also provide regulatory compliance testing and quality assurance services to medical device and pharmaceutical companies.

We record revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectability of the sale is reasonably assured.

We require all product sales to be supported by evidence of a sale transaction that clearly indicates the selling price to the customer, shipping terms and payment terms. Evidence of an arrangement generally consists of a contract or purchase order approved by the customer. We have ongoing relationships with certain customers from which we customarily accept orders by telephone in lieu of purchase orders.

We recognize revenue at the time we receive confirmation that the goods were either tendered at their destination, when shipped “FOB destination,” or transferred to a shipping agent, when shipped “FOB shipping point.” Delivery to the customer is deemed to have occurred when the customer takes title to the product. Generally, title passes to the customer upon shipment, but could occur when the customer receives the product based on the terms of the agreement with the customer.

The selling prices of all goods are fixed, and agreed to with the customer, prior to shipment. Selling prices are generally based on established list prices. The right to return product is customarily based on the terms of the agreement with the customer. We estimate and accrue for potential returns and record this as a reduction of revenue in the same period the related revenue is recognized. Additionally, distribution fees are paid to certain wholesale distributors based on contractually determined rates. We estimate and accrue the fee on shipment to the respective wholesale distributors and recognize the fee as a reduction of revenue in the same period the related revenue is recognized. We also offer cash discounts to certain customers, generally 2% of the sales price, as an incentive for prompt payment. We account for cash discounts by reducing accounts receivable by the prompt pay discount amount and recognize the discount as a reduction of revenue in the same period the related revenue is recognized. Additionally, we participate in certain rebate programs which provide discounted prescriptions to qualified patients. We contract a third-party to administer the program. We estimate and accrue for future rebates based on historical data for rebate redemption rates and the historical value of redemptions. Rebates are recognized as a reduction of revenue in the same period the related revenue is recognized.

We evaluate the creditworthiness of new customers and monitors the creditworthiness of its existing customers to determine whether an event or changes in their financial circumstances would raise doubt as to the collectability of a sale at the time in which a sale is made. Payment terms on sales made in the United States are generally 30 days and are extended up to 90 days for initial product launches, payment terms internationally generally range from prepaid prior to shipment to 90 days.

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

Inventory

Inventories are stated at the lower of cost, cost being determined on a standard cost basis (which approximates actual cost on a first-in, first-out basis), or market. Due to changing market conditions, estimated future requirements, age of the inventories on hand and production of new products, we regularly review inventory quantities on hand and record a provision to write down excess and obsolete inventory to its estimated market value.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or FASB, issued ASU 2016-02, Leases (“ASU 2016-02”). This standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in the first quarter of 2019. Early adoption of ASU 2016-02 is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We are currently evaluating the impact of adopting ASU 2016-02 on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This ASU amends the principal versus agent guidance in ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) which was issued in May 2014 (“ASU 2014-09”). Further, in April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This ASU also amends ASU 2014-09 and is related to the identification of performance obligations and accounting for licenses. The effective date and transition requirements for both of these amendments to ASU 2014-09 are the same as those of ASU 2014-09, which was deferred for one year by ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. That is, the guidance under these standards is to be applied using a full retrospective method or a modified retrospective method, as outlined in the guidance, and is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted only for annual periods, and interim period within those annual periods, beginning after December 15, 2016. We are currently evaluating the provisions of each of these standards and assessing their impact on our consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU makes targeted amendments to the accounting for employee share-based payments. This guidance is to be applied using various transition methods such as full retrospective, modified retrospective, and prospective based on the criteria for the specific amendments as outlined in the guidance. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted, as long as all of the amendments are adopted in the same period. We are currently evaluating the provisions of this guidance and assessing its impact on the Company’s consolidated financial statements and disclosures.

Accounting standards that have been issued or proposed by the FASB, SEC and/or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Results of Operations

Comparison of the Years Ended March 31, 2016 and 2015

Revenues

Total revenues for the year ended March 31, 2016 of $15,084,000 increased by $1,230,000 or 9%, as compared to $13,854,000 for the year ended March 31, 2015. Product revenues for the year ended March 31, 2016 of $13,042,000 increased by $3,103,000 or 31% when compared to the same period in fiscal 2015. This increase was the result of strong growth in the United States and Rest of World, partially offset by a slight decline in Latin America due to the decline in the peso. Product licensing fees and royalties of $981,000 decreased $2,075,000, largely related to the termination of our contract with our former partner Innovacyn and a reduction of amortization of upfront payments from Laboratorios Sanfer, S.A. de C.V.

Product revenues in the United States for the year ended March 31, 2016 of $4,371,000, increased by $2,393,000, or 121%, when compared to the same period in the prior year. This increase was mostly the result of higher sales of our dermatology products. We currently have a direct sales force team of 19 focused on dermatology and through March 31, 2016, we have launched six new dermatology products.

Product revenue in Europe and the Rest of the World for the year ended March 31, 2016 of $3,706,000, increased by $798,000, or 27%, as compared to the same period in the prior year, with the largest increases in Asia, partially offset by a slight decline in the Middle East. The revenue in Europe for the year ended March 31, 2016, increased 21% in Euro and 6% in U.S. dollars, when compared to the same period last year.

Product revenue in Latin America for the year ended March 31, 2016 was $4,965,000, down $88,000 or 2%, when compared to the same period in the prior year. This decrease was caused by a 19% decline in the peso from the same period in the prior year. The sales growth in local currency, when compared to the prior year, was 17%.

The following table shows our product revenues by geographic region:

	Year Ended March 31,
	2016	2015	$ Change	% Change
United States	$4,371,000	$1,978,000	$2,393,000	121%
Latin America	4,965,000	5,053,000	(88,000)	(-2%	)
Europe and Rest of the World	3,706,000	2,908,000	798,000	27%
	13,042,000	9,939,000	3,103,000	31%
Product license fees and royalties	981,000	3,056,000	(2,075,000)	(68%	)
Total	$14,023,000	$12,995,000	$1,028,000	8%

In the year ended March 31, 2016, product license fees and royalties revenue declined primarily as a result of the termination of our agreement with our former partner Innovacyn, and a decrease in the amortization of upfront payments from Laboratorios Sanfer, S.A. de C.V.

The following table shows our product license fees and royalties revenue by partner:

	Year Ended March 31,
Product license fees and royalties	2016	2015	$ Change	% Change
Exeltis (formerly Quinnova)	$201,000	$437,000	$(236,000)	(54%	)
Innovacyn	29,000	1,120,000	(1,091,000)	(97%	)
Laboratorios Sanfer (formerly More Pharma)	751,000	1,499,000	(748,000)	(50%	)
Total product license fees and royalties	$981,000	$3,056,000	$(2,075,000)	(68%	)

Service revenues for the year ended March 31, 2016 of $1,061,000 increased by $202,000 when compared to $859,000 in the prior period. This increase was due to an increase in the number of tests and services provided by our lab services business.

Gross Profit

For the year ended March 31, 2016, we reported gross profit of $7,210,000 or 48% of revenues, compared to a gross profit of $7,288,000, or 53% of revenues, for the same period in the prior year. The decline in gross profit was primarily due to the decline in our license fees and royalties revenue of $2,075,000.

For the year ended March 31, 2016, we reported product gross profit of $6,049,000, or 46%, compared to product gross profit of $4,031,000, or 41%, for the same period in the prior year. The increase in product gross profit was primarily related to improved margins in the United States as a result of the launch of higher margin dermatology products.

For the year ended March 31, 2016, we reported service gross profit of $180,000, or 17%, compared to service gross profit of $201,000, or 23%, for the same period in the prior year. The decline in service gross profit was primarily related to the mix of tests and services performed.

Research and Development Expense

We reported research and development expense of $1,806,000 for the year ended March 31, 2016, an increase of $273,000, or 18%, when compared to the same period in the prior year. The increase is largely due to higher costs related to clinical studies.

Selling, General and Administrative Expense

We reported selling, general and administrative expenses of $15,556,000 for the year ended March 31, 2016, an increase of $3,142,000, or 25%, when compared to the same period in the prior year. The increase for the year ended March 31, 2016 was primarily due to higher sales and marketing expenses of $2,212,000 primarily related to the addition of our direct dermatology sales force in the United States, higher costs related to the launch of new dermatology products and higher stock compensation charges of $505,000.

We expect selling, general and administrative expenses to increase as we add people to our direct sales force.

Gain due to Change in Fair Value of Derivative Liabilities

In connection with our December 9, 2013 and February 26, 2014 registered direct offerings we issued a series of common stock purchase warrants, which contain cash settlement provisions. During the year ended March 31, 2016, we recorded a decrease in the fair value of our derivative liabilities of $11,000, primarily due to a decrease in our common stock price and the decreasing contractual term of the warrants. During the year ended March 31, 2015, we recorded a decrease in the fair value of our derivative liabilities of $3,164,000, primarily due to a decrease in our common stock price and the decreasing contractual term of the warrants.

Other Expense, Net

Other expense, net of $20,000 for the year ended March 31, 2016, decreased $36,000, from $56,000 for the same period in the prior year. The decrease in other expense, net for the year ended March 31, 2016 was primarily related to foreign exchange gains and losses.

Net Loss

Net loss for the year ended March 31, 2016 was $10,162,000 compared to $8,203,000, for the same period in the prior year. The increase in net loss is primarily due to an increase of $3,415,000 in our operating expenses mostly related to our dermatology division and $570,000 of additional stock compensation expenses in the current period. Additionally, for the year ended March 31, 2016 our product licensing and royalties’ revenues decreased $2,075,000 due to a combined decrease in amortization of upfront fees related to Laboratorios Sanfer and the loss of our animal health partner Innovacyn. This was offset by an increase in our product related gross profit of $2,018,000. During the year ended March 31, 2015, we recorded an impairment loss in the amount of $4,650,000 related to our investment in Ruthigen, offset by $3,164,000 gain due to a change in fair value of our derivative liabilities. These transactions did not recur during the year ended March 31, 2016.

Liquidity and Capital Resources

We reported a net loss of $10,162,000 for the year ended March 31, 2016. At March 31, 2016, our accumulated deficit amounted to $152,375,000. We had working capital of $9,337,000 as of March 31, 2016. In the future, we may raise additional capital from external sources in order to continue the longer term efforts contemplated under our business plan. We expect to continue incurring losses for the foreseeable future and may need to raise additional capital to pursue our product development initiatives, to penetrate markets for the sale of our products and continue as a going concern. We cannot provide any assurance that we will raise additional capital. Management believes that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means; however, we have not secured any commitment for new financing at this time nor can we provide any assurance that new financing will be available on commercially acceptable terms, if at all. If the economic climate in the U.S. deteriorates, our ability to raise additional capital could be negatively impacted. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet our obligations. These measures could cause significant delays in our efforts to commercialize our products, which is critical to the realization of our business plan and our future operations. These matters raise substantial doubt about our ability to continue as a going concern.

Sources of Liquidity

As of March 31, 2016, we had cash and cash equivalents of $7,469,000. Since our inception, substantially all of our operations have been financed through sales of equity securities. Other sources of financing that we have used to date include our revenues, as well as various loans.

Since April 1, 2014, substantially all of our operations have been financed through the following transactions:

•	proceeds of $14,000 received from the exercise of common stock purchase warrants and options;

•	net proceeds of $5,444,000 received from an underwritten public offering on January 26, 2015;

•	net proceeds of $5,335,000 received from the sale of Ruthigen common stock;

•	net proceeds of $2,994,000 received from an underwritten public offering on March 18, 2016; and

•	net proceeds of $4,491,000 received from the sale of common stock related to our At the Market Issuance Sales Agreement as of March 31, 2016.

Public Offering March 18, 2016

On March 18, 2016, we entered into an underwriting agreement with Dawson James Securities, Inc. with respect to the issuance and sale of an aggregate of 3,400,000 units, each unit consisting of one share of common stock, par value $0.0001 per share, together with one quarter (0.25) of one warrant to purchase one share of common stock at an exercise price equal to $1.00 per share, in an underwritten public offering. The public offering price for each unit, consisting of one share of common stock together with one quarter (0.25) of one warrant, was $1.00. Because we are prohibited from issuing fractional shares, the warrants can only be exercised in lots of four, which means that each holder must exercise four warrants to receive one share of common stock, or a total of 850,000 shares. The warrants have an initial exercise price of $1.00 per share and have a term of three years.

Pursuant to the underwriting agreement, we agreed to pay Dawson James Securities, Inc. a cash fee equal to 8% of the aggregate gross proceeds raised in this offering. We also agreed to pay legal fees and expenses of the underwriter’s legal counsel, in any case not to exceed $50,000. We also issued warrants to purchase up to 250,000 shares of our common stock to Dawson James Securities, Inc.

The net proceeds to us from the sale of the shares of common stock and the warrants were $2,994,000, after deducting underwriting commissions and other estimated offering expenses payable by us.

At-the-Market Sales Issuance

On April 2, 2014, we entered into an At-the-Market Issuance Sales Agreement with MLV & Co. LLC under which we may issue and sell shares of our common stock having an aggregate offering price of up to $9,159,000 from time to time through MLV acting as our sales agent. We will pay MLV a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through MLV as agent under the Sales Agreement. As of March 31, 2016, we sold an aggregate of 2,722,530 shares for gross proceeds of $4,706,000 and net proceeds of $4,491,000 after deducting commissions and other offering expenses.

Cash Flows

As of March 31, 2016, we had cash and cash equivalents of $7,469,000, compared to $6,136,000 as of March 31, 2015.

Net cash used in operating activities during the year ended March 31, 2016 was $8,746,000, primarily due to our net loss of $10,162,000, offset by non-cash transactions during the year ended March 31, 2016, including $2,341,000 of stock-based compensation expenses.

Net cash used in operating activities during the year ended March 31, 2015 was $6,694,000, primarily due to our net loss of $8,203,000, offset by non-cash transactions during the year ended March 31, 2015, including: $4,650,000 of impairment loss related to our investment in Ruthigen; a $3,164,000 gain on the fair value adjustment of our derivative liabilities; and $1,771,000 of stock-based compensation expenses and $1,499,000 of upfront fees amortized related to More Pharma.

Net cash provided by investing activities was $4,191,000 for the year ended March 31, 2016, consisting of $345,000 related to equipment purchases offset by $4,538,000 received from the sale of 1,650,000 of our shares of Ruthigen common stock.

Net cash provided by investing activities was $875,000 for the year ended March 31, 2015, consisting of $139,000 related to equipment purchases offset by $963,000 received from the sale of 350,000 of our shares of Ruthigen common stock and $51,000 related to changes in long-term assets.

Net cash provided by financing activities was $6,039,000 for the year ended March 31, 2016. During the period ended March 31, 2016, we received net proceeds from the March 18, 2016 underwritten offering of common stock and common stock purchase warrants of $2,994,000 and net proceeds of $3,150,000 from an At the Market Issuance of common stock. The offering proceeds were offset by principal payments on the debt in the amount of $119,000.

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

Contractual Obligations

As of March 31, 2016, we had contractual obligations as follows (long-term debt amounts include principal payments only:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	After 3 Years
Long-term debt	$114,000	$114,000	$–	$–
Operating leases	691,000	370,000	312,000	–
Total	$805,000	$484,000	$312,000	$–

Operating Capital and Capital Expenditure Requirements

We reported a net loss of $10,162,000 for the year ended March 31, 2016. At March 31, 2016, our accumulated deficit amounted to $152,375,000. We had working capital of $9,337,000 as of March 31, 2016.

We may need to raise additional capital from external sources in order to continue the longer term efforts contemplated under our business plan. We expect to continue incurring losses for the foreseeable future and may need to raise additional capital to pursue our product development initiatives and to penetrate markets for the sale of our products.

Our future funding requirements will depend on many factors, including:

•	Our current and future revenues;

•	the scope, rate of progress and cost of our research and development activities;

•	future clinical trial results;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the cost and timing of regulatory approvals;

•	the cost and delays in product development as a result of any changes in regulatory oversight applicable to our products;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the effect of competing technological and market developments;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses, products and technologies.

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

To the Audit Committee of the

Board of Directors and Shareholders

of Oculus Innovative Sciences, Inc.

We have audited the accompanying consolidated balance sheets of Oculus Innovative Sciences, Inc. and Subsidiaries (the “Company”) as of March 31, 2016 and 2015, and the related consolidated statements of comprehensive loss, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oculus Innovative Sciences, Inc. and Subsidiaries, as of March 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 2, the Company has incurred significant net losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Marcum LLP

New York, NY

June 21, 2016

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2016	2015
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$7,469	$6,136
Accounts receivable, net	2,274	1,517
Inventories, net	1,640	1,402
Prepaid expenses and other current assets	1,505	592
Total current assets	12,888	9,647
Property and equipment, net	850	795
Long-term investment	–	4,538
Other assets	65	68
Total assets	$13,803	$15,048

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,337	$932
Accrued expenses and other current liabilities	1,526	782
Deferred revenue	574	769
Current portion of long-term debt	114	87
Derivative liabilities	–	11
Total current liabilities	3,551	2,581
Deferred revenue, less current portion	112	413
Total liabilities	3,663	2,994
Commitments and Contingencies (Note 12)
Stockholders’ Equity
Convertible preferred stock, $0.0001 par value; 714,286 shares authorized, none issued and outstanding at March 31, 2016 and March 31, 2015, respectively	–	–
Common stock, $0.0001 par value; 60,000,000 shares authorized at March 31, 2016 and March 31, 2015, 20,984,369 and 15,045,080 shares issued and outstanding at March 31, 2016 and March 31, 2015, respectively (Note 13)	2	2
Additional paid-in capital	166,367	157,772
Accumulated deficit	(152,375)	(142,213)
Accumulated other comprehensive loss	(3,854)	(3,507)
Total stockholders’ equity	10,140	12,054
Total liabilities and stockholders’ equity	$13,803	$15,048

The accompanying footnotes are an integral part of these consolidated financial statements.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended March 31,
	2016	2015
	(In thousands, except per share amounts)
Revenues
Product	$13,042	$9,939
Product licensing fees and royalties	981	3,056
Service	1,061	859
Total revenues	15,084	13,854
Cost of revenues
Product	6,993	5,908
Service	881	658
Total cost of revenues	7,874	6,566
Gross profit	7,210	7,288
Operating expenses
Research and development	1,806	1,533
Selling, general and administrative	15,556	12,414
Total operating expenses	17,362	13,947
Loss from operations	(10,152)	(6,659)
Interest expense	(3)	(3)
Interest income	2	1
Gain due to change in fair value of derivative liabilities	11	3,164
Impairment loss on long-term investment (See Note 3)	–	(4,650)
Other expense, net	(20)	(56)
Net loss	(10,162)	(8,203)
Net loss per common share: basic and diluted	$(0.62)	$(0.85)
Weighted-average number of shares used in per common share calculations:
Basic and diluted	16,444	9,657
Other comprehensive loss
Net loss	$(10,162)	$(8,203)
Foreign currency translation adjustments	(347)	(438)
Comprehensive loss	$(10,509)	$(8,641)

The accompanying footnotes are an integral part of these consolidated financial statements.

OCULUS INNOVATIVE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended March 31, 2016 and 2015

(In thousands, except share amounts)

	Common Stock ($0.0001 par Value)		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance, March 31, 2014	8,160,145	$1	$149,141	$(134,010)	$(3,069)	$12,063
Issuance of common stock in connection with At-the-Market issuances of common stock, net of commissions, expenses and other offering costs	467,934	–	1,341	–	–	1,341
Issuance of common stock and common stock purchase warrants in connection with January 26, 2015 closing of offering, net of commissions, expenses and other offering costs	6,384,500	1	5,443	–	–	5,444
Issuance of common stock for settlement of service fees	32,501	–	76	–	–	76
Stock based compensation expense, net of forfeitures	–	–	1,771	–	–	1,771
Foreign currency translation adjustment	–	–	–	–	(438)	(438)
Net loss	–	–	–	(8,203)	–	(8,203)
Balance, March 31, 2015	15,045,080	2	157,772	(142,213)	(3,507)	12,054
Issuance of common stock in connection with At-the-Market issuances of common stock, net of commissions, expenses and other offering costs	2,254,596	–	3,150	–	–	3,150
Issuance of common stock and common stock purchase warrants in connection with March 23, 2016 closing of offering, net of commissions, expenses and other offering costs	3,400,000	–	2,994	–	–	2,994
Issuance of common stock upon exercise of common stock purchase warrants	11,100	–	14	–	–	14
Issuance of common stock for settlement of service fees	208,519	–	286	–	–	286
Issuance of common stock in connection with Board Compensation	65,074	–	64			64
Issuance of common stock purchase warrants for payment of service fees	–	–	128	–	–	128
Stock based compensation, net of forfeitures	–	–	1,959	–		1,959
Foreign currency translation adjustment	–	–	–	–	(347)	(347)
Net loss	–	–	–	(10,162)	–	(10,162)
Balance, March 31, 2016	20,984,369	$2	$166,367	$(152,375)	$(3,854)	$10,140

The accompanying footnotes are an integral part of these consolidated financial statements.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2016	2015
	(In thousands)
Cash flows from operating activities
Net loss	$(10,162)	$(8,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	244	253
Change in provision for doubtful accounts	(5)	29
Change in provision for discounts, rebates, distributor fees and returns	470	183
Change in provision for obsolete inventory	77	141
Stock-based compensation	2,341	1,771
Change in fair value of derivative liabilities	(11)	(3,164)
Impairment loss on long-term investment	–	4,650
Foreign currency transaction (gain) loss	(38)	24
Gain on disposal of property and equipment	–	(13)
Changes in operating assets and liabilities:
Accounts receivable	(1,282)	(143)
Due from affiliate	–	537
Inventories	(382)	(627)
Prepaid expenses and other current assets	(751)	162
Accounts payable	429	222
Accrued expenses and other current liabilities	919	(1)
Deferred revenue and other liabilities	(595)	(2,515)
Net cash used in operating activities	(8,746)	(6,694)
Cash flows from investing activities:
Purchases of property and equipment	(345)	(139)
Proceeds from sale of long-term investment	4,538	963
Long-term deposits	(2)	51
Net cash provided by investing activities	4,191	875
Cash flows from financing activities:
Proceeds from issuance of common stock and common stock purchase warrants in offerings, net of offering costs	6,144	6,785
Proceeds from issuance of common stock upon exercise of stock options and warrants	14	–
Principal payments on long-term debt	(119)	(176)
Net cash provided by financing activities	6,039	6,609
Effect of exchange rate on cash and cash equivalents	(151)	(134)
Net increase in cash and cash equivalents	1,333	656
Cash and cash equivalents, beginning of year	6,136	5,480
Cash and cash equivalents, end of year	$7,469	$6,136
Supplemental disclosure of cash flow information:
Cash paid for interest	$3	$3
Non-cash operating and financing activities:
Insurance premiums financed	$146	$116
Issuance of common stock to settle obligations	$96	$76

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

NOTE 2 – Liquidity and Financial Condition

The Company reported a net loss of $10,162,000 for the year ended March 31, 2016. At March 31, 2016 and March 31, 2015, the Company’s accumulated deficit amounted to $152,375,000 and $142,213,000, respectively. The Company had working capital of $9,337,000 and $7,066,000 as of March 31, 2016 and March 31, 2015, respectively. The Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital to pursue its product development initiatives, penetrate markets for the sale of its products and continue as a going concern.

On March 18, 2016, the Company entered into an underwriting agreement with Dawson James Securities, Inc. with respect to the issuance and sale of an aggregate of 3,400,000 units, each unit consisting of one share of common stock, par value $0.0001 per share, together with one quarter or 25% of one warrant to purchase one share of common stock at an exercise price equal to $1.00 per share, in an underwritten public offering. The public offering price for each unit, consisting of one share of common stock together with one quarter or 25% of one warrant, was $1.00. Because the Company is prohibited from issuing fractional shares, the warrants can only be exercised in lots of four, which means that each holder must exercise four March 2016 Warrants to receive one share of common stock, or a total of 850,000 shares. The warrants have an initial exercise price of $1.00 per share and have a term of three years. Pursuant to the underwriting agreement, the Company paid Dawson James Securities, Inc. a cash fee equal to 8% of the aggregate gross proceeds raised in this offering and also paid $50,000 in legal fees and expenses of the underwriter’s legal counsel. The gross proceeds from the sale of the shares of common stock and the warrants were $3,400,000, and net proceeds were $2,994,000 after deducting underwriting commissions and other estimated offering expenses. We also issued warrants to purchase up to 250,000 shares of our common stock to Dawson James Securities, Inc. related to a service agreement.

Pursuant to an At-the-Market Issuance Sales Agreement with MLV & Co. LLC dated April 2, 2014, the Company may issue and sell shares of common stock having an aggregate offering price of up to $9,159,000 from time to time through MLV acting as the Company’s sales agent. To date, the Company has raised an aggregate $4,706,000 in connection with this agreement. During the year ended March 31, 2016, the Company sold 2,254,596 shares of common stock for gross proceeds of $3,263,000 and net proceeds of $3,150,000 after deducting commissions and other offering expenses.

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

NOTE 3 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Aquamed Technologies, Inc. (“Aquamed”), Oculus Technologies of Mexico S.A. de C.V. (“OTM”), and Oculus Innovative Sciences Netherlands, B.V. (“OIS Europe”). Aquamed has no current operations. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Significant estimates and assumptions include reserves and write-downs related to receivables and inventories, the recoverability of long-lived assets, the valuation allowance relating to the Company’s deferred tax assets, valuation of equity and derivative instruments, and the estimated amortization periods of upfront product licensing fees received from customers. Periodically, the Company evaluates and adjusts estimates accordingly.

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

The Company evaluates the creditworthiness of new customers and monitors the creditworthiness of its existing customers to determine whether an event or changes in their financial circumstances would raise doubt as to the collectability of a sale at the time in which a sale is made. Payment terms on sales made in the United States are generally 30 days and are extended up to 90 days for initial product launches, payment terms internationally generally range from prepaid prior to shipment to 90 days.

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

The Company’s long-term investments consisted of the Company’s ownership of 1,650,000 shares of Ruthigen common stock at March 31, 2015. During the year ended March 31, 2016, the Company sold its remaining 1,650,000 shares of Ruthigen common stock for proceeds of $4,537,500 pursuant to a securities purchase agreement with several investors. Additionally, during the year ended March 31, 2016, the Company paid a $165,000 banker fee related to the sale transaction.

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

The Company grants credit to its business customers, which are primarily located in Mexico, Europe and the United States. Collateral is generally not required for trade receivables. The Company maintains allowances for potential credit losses. At March 31, 2016, one customer represented 33% of the net accounts receivable balance. At March 31, 2016, one customer represented 40%, one customer represented 15%, one customer represented 14% and two customers each represented 12% of net revenues. At March 31, 2015, one customer represented 56%, and one customer represented 14% of the net accounts receivable balance. During the year ended March 31, 2015, one customer represented 47% of net revenues.

Accounts Receivable

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts, and sales returns. Estimates for cash discounts and sales returns are based on analysis of contractual terms and historical trends.

The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Other factors that the Company considers include its existing contractual obligations, historical payment patterns of its customers and individual customer circumstances, an analysis of days sales outstanding by customer and geographic region, and a review of the local economic environment and its potential impact on government funding and reimbursement practices. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts represents probable credit losses at March 31, 2016 and March 31, 2015 in the amounts of $15,000 and $20,000, respectively. Additionally at March 31, 2016 and March 31, 2015 the Company has allowances of $653,000 and $183,000, respectively, related to potential discounts, returns, distributor fees and rebates. The allowances are included in Accounts Receivable, net in the accompanying consolidated balance sheets.

Inventories

Inventories are stated at the lower of cost, cost being determined on a standard cost basis (which approximates actual cost on a first-in, first-out basis), or market.

Due to changing market conditions, estimated future requirements, age of the inventories on hand and production of new products, the Company regularly reviews inventory quantities on hand and records a provision to write down excess and obsolete inventory to its estimated net realizable value. The Company recorded reserves to reduce the carrying amounts of inventories to their net realizable value in the amounts of $164,000 and $87,000 at March 31, 2016 and 2015, respectively, which is included in cost of product revenues on the Company’s accompanying consolidated statements of comprehensive loss.

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

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Financial liabilities measured at fair value on a recurring basis are summarized below:

Fair Value Measurements at March 31, 2016 Using
	Total March 31, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
Liabilities:
Derivative liabilities – warrants	$–	–	–	$–

	Fair Value Measurements at March 31, 2015 Using
	Total March 31, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
Liabilities:
Derivative liabilities – warrants	$11,000	–	–	$11,000

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

As of March 31, 2016 and 2015, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

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

In connection with an agreement with certain investors to sell its interest in Ruthigen at a fixed price of $2.75 per share, the Company determined that the carrying value of the shares held in Ruthigen was impaired. As a result, during the year ended March 31, 2015, the Company recorded an impairment loss in the amount of $4,650,000 which represents the difference between the cost and aggregate purchase price of $2.75 per share the Company agreed to sell its interest in Ruthigen. At March 31, 2015, the Company’s interest in Ruthigen was reported as a long-term asset on its consolidated financial statements rather than a consolidated subsidiary given that the Company no longer controlled Ruthigen, the Company and had very little means to control the value of the asset.

During the year ended March 31, 2016, the Company had noted no indicators of impairment.

Research and Development

Research and development expense is charged to operations as incurred and consists primarily of personnel expenses, clinical and regulatory services and supplies. For the years ended March 31, 2016 and 2015, research and development expense amounted to $1,806,000 and $1,533,000, respectively.

Advertising Costs

Advertising costs are charged to operations as incurred. Advertising costs amounted to $175,000 and $231,000, for the years ended March 31, 2016 and 2015, respectively. Advertising costs are included in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive loss.

Shipping and Handling Costs

The Company classifies amounts billed to customers related to shipping and handling in sale transactions as product revenues. Shipping and handling costs incurred are recorded in cost of product revenues. For the years ended March 31, 2016 and 2015, the Company recorded revenue related to shipping and handling costs of $59,000 and $114,000, respectively.

Foreign Currency Reporting

The Company’s subsidiary, OTM, uses the local currency (Mexican Pesos) as its functional currency and its subsidiary, OIS Europe, uses the local currency (Euro) as its functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date, and revenue and expense accounts are translated at average exchange rates during the period. Resulting translation adjustments amounted to $347,000 and $438,000 for the years ended March 31, 2016 and 2015, respectively, and were recorded in other comprehensive loss in the accompanying consolidated statements of comprehensive loss.

Foreign currency transaction gains (losses) relate primarily to trade payables and receivables between subsidiaries OTM and OIS Europe. These transactions are expected to be settled in the foreseeable future. The Company recorded foreign currency transaction gains of $38,000 and losses of $24,000 for the years ended March 31, 2016 and 2015, respectively. The related gains and losses were recorded in other expense, net, in the accompanying consolidated statements of comprehensive loss.

Stock-Based Compensation

The Company accounts for share-based awards exchanged for employee services at the estimated grant date fair value of the award. The Company estimates the fair value of employee stock option awards using the Black-Scholes option pricing model. The Company amortizes the fair value of employee stock options on a straight-line basis over the requisite service period of the awards.  Compensation expense includes the impact of an estimate for forfeitures for all stock options.

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

Comprehensive Loss

Other comprehensive loss includes all changes in stockholders’ equity during a period from non-owner sources and is reported in the consolidated statement of changes in stockholders’ equity. To date, other comprehensive loss consists of changes in accumulated foreign currency translation adjustments. Accumulated other comprehensive losses at March 31, 2016 and 2015 were $3,854,000 and $3,507,000, respectively.

Net Loss per Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic loss per share for the years ended March 31, 2016 and 2015 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	March 31,
	2016	2015
Options to purchase common stock	3,769,000	2,877,000
Warrants to purchase common stock	7,424,000	7,741,000
	11,193,000	10,618,000

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"). The standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in the first quarter of 2019. Early adoption of ASU 2016-02 is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting ASU 2016-02 on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This ASU amends the principal versus agent guidance in ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) which was issued in May 2014 (“ASU 2014-09”). Further, in April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This ASU also amends ASU 2014-09 and is related to the identification of performance obligations and accounting for licenses. The effective date and transition requirements for both of these amendments to ASU 2014-09 are the same as those of ASU 2014-09, which was deferred for one year by ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. That is, the guidance under these standards is to be applied using a full retrospective method or a modified retrospective method, as outlined in the guidance, and is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted only for annual periods, and interim period within those annual periods, beginning after December 15, 2016. The Company is currently evaluating the provisions of each of these standards and assessing their impact on the Company’s consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU makes targeted amendments to the accounting for employee share-based payments. This guidance is to be applied using various transition methods such as full retrospective, modified retrospective, and prospective based on the criteria for the specific amendments as outlined in the guidance. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted, as long as all of the amendments are adopted in the same period. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company’s consolidated financial statements and disclosures.

Accounting standards that have been issued or proposed by the FASB, SEC and/or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the condensed consolidated financial statements upon adoption.

NOTE 4 – Accounts Receivable

Accounts receivable consists of the following:

	March 31,
	2016	2015
Accounts receivable	$2,942,000	$1,720,000
Less: allowance for doubtful accounts	(15,000)	(20,000)
Less: discounts, rebates, distributor fees and returns	(653,000)	(183,000)
	$2,274,000	$1,517,000

NOTE 5 – Inventories

Inventories consist of the following:

	March 31,
	2016	2015
Raw materials	$1,104,000	$865,000
Finished goods	536,000	537,000
	$1,640,000	$1,402,000

NOTE 6 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31,
	2016	2015
Prepaid insurance	$405,000	$367,000
Prepaid rebates	378,000	14,000
Other prepaid expenses and other current assets	722,000	211,000
	$1,505,000	$592,000

NOTE 7 – Property and Equipment

Property and equipment consists of the following:

	March 31,
	2016	2015
Manufacturing, lab, and other equipment	$3,075,000	$2,937,000
Office equipment	298,000	278,000
Furniture and fixtures	83,000	82,000
Leasehold improvements	307,000	249,000
	3,763,000	3,546,000
Less: accumulated depreciation and amortization	(2,913,000)	(2,751,000)
	$850,000	$795,000

Depreciation and amortization expense amounted to $244,000 and $253,000 for the years ended March 31, 2016 and 2015, respectively.

During the year ended March 31, 2015, the Company realized a gain of $13,000 on the disposal of property and equipment.  This amount was recorded within operating expenses in the accompanying consolidated statements of comprehensive loss.

NOTE 8 – Investment in Ruthigen, Inc.

The Company’s long-term investments consisted of the Company’s ownership of 1,650,000 shares of Ruthigen common stock at March 31, 2015. During the year ended March 31, 2016, the Company sold its remaining 1,650,000 shares of Ruthigen common stock for proceeds of $4,537,500 pursuant to a securities purchase agreement with two investors. Additionally, in the year ended March 31, 2016, the Company paid a $165,000 banker fee related to the sale transaction.

On January 8, 2015, the Company entered into a securities purchase agreement pursuant to which the Company agreed to sell its 2,000,000 shares in Ruthigen to two accredited investors for an aggregate purchase price of $5,000,000 upon the occurrence of a trigger event during a standstill period of 60 calendar days. The securities purchase agreement lapsed according to its terms, however, as a result of the Company entering into the agreement, the Company determined that the carrying value of the shares held in Ruthigen were impaired. As a result, the Company recorded an impairment loss in the amount of $4,650,000 which represents the difference between cost and aggregate purchase price of $2.75 per share the Company agreed to sell its interest in Ruthigen.

NOTE 9 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31,
	2016	2015
Salaries and related costs	$693,000	$545,000
Professional fees	557,000	137,000
Other	276,000	100,000
	$1,526,000	$782,000

NOTE 10 – Long-Term Debt

Financing of Insurance Premiums

On January 25, 2015, the Company entered into a note agreement for $116,000 with an interest rate of 5.50% per annum. This instrument was issued in connection with financing insurance premiums. The note was payable in monthly installments of $17,000 with the final payment on August 25, 2015. During the year ended March 31, 2015, the Company made principal and interest payments of $33,000 and $1,000, respectively. During the year ended March 31, 2016, the Company made principal and interest payments of $83,000 and $1,000, respectively. The note was paid in full during the year ended March 31, 2016.

On January 25, 2016, the Company entered into a note agreement for $146,000 with an interest rate of 6.25% per annum. This instrument was issued in connection with financing insurance premiums. The note is payable in monthly installments of $17,000 with the final payment on August 25, 2016. During the year ended March 31, 2016, the Company made principal and interest payments of $32,000 and $1,000, respectively. The remaining balance of this note amounted to $114,000 at March 31, 2016 which is included in the current portion of long-term debt in the accompanying consolidated balance sheet.

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

The derivative liabilities relating to the warrants with net-cash settlement provisions were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	Measurement Date	Warrants	Remaining Contract Term in Years	Exercise Price	Volatility	Risk-free Interest Rate	Fair Value
Warrant
Placement Agent Warrants	March 31, 2015	16,500	1.09	5.00	100%	0.26%	$1,000
Investor - Series A Warrants	March 31, 2015	1,000	0.41	3.00	100%	0.14%	–
Investor - Series B Warrants	March 31, 2015	1,400,000	0.41	3.63	100%	0.14%	5,000
Placement Agent Warrants	March 31, 2015	69,037	1.09	3.00	100%	0.26%	5,000
							$11,000

Warrant
Placement Agent Warrants	March 31, 2016	16,500	0.09	5.00	100%	0.21%	$–
Placement Agent Warrants	March 31, 2016	69,037	0.09	3.00	100%	0.21%	–
							$–

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Year Ended March 31,
	2016	2015
Beginning balance	$11,000	$3,175,000
Fair value of warrants issued	–	–
Mark to market net unrealized gain	(11,000)	(3,164,000)
Reclassification to additional paid in capital	–	–
Ending balance	$–	$11,000

NOTE 12 – Commitments and Contingencies

Lease Commitments

On June 15, 2013, the Company leased office space in Mexico with an address of: Av De Las Americas, 1592 Piso 7, en la Colonia Country Club en Guadalajara Jalisco, CP 44637 for 23,400 Mexican Pesos (approximately $1,800 USD) per month. One month’s rent was required as a deposit. The lease was terminated in June 2015.

The Company also shares certain office and laboratory space, as well as certain laboratory equipment, in a building located at 454 North 34th Street, Seattle, Washington. The space is rented for $2,700 per month and requires a ninety day notice for cancellation.

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

Minimum lease payments for non-cancelable operating leases are as follows:

For Years Ending March 31,
2017	$370,000
2018	222,000
2019	91,000
2020	8,000
Total minimum lease payments	$691,000

Rental expense amounted to $442,000 and $446,000 for the years ended March 31, 2016 and 2015, respectively and is recorded in the accompanying consolidated statement of comprehensive loss.

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

Employment Agreements

As of March 31, 2016, the Company had employment agreements in place with four of its key executives. The agreements provide, among other things, for the payment of nine to twenty-four months of severance compensation for terminations under certain circumstances. With respect to these agreements, at March 31, 2016, potential severance amounted to $1,097,000 and aggregated annual salaries amounted to $944,000.

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

The Company will recognize the $5,100,000 related to the License Agreement and the Distribution Agreement as revenue on the straight line basis consistent with the Company’s historical experience with contracts having similar terms, which is typically over three to five years of the contract. During years ended March 31, 2016 and 2015, the Company recognized $751,000 and $1,499,000, respectively, related to the amortization of the upfront fees received in the transaction. At March 31, 2016, the Company had outstanding accounts receivable of $912,000 due from Laboratorios Sanfer. At March 31, 2015, the Company had outstanding accounts receivable of $843,000 due from Laboratorios Sanfer.

NOTE 13 – Stockholders’ Equity

Authorized Capital

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

April 2014 At-the-Market Offering

On April 2, 2014, the Company entered into an At-the-Market Issuance Sales Agreement with MLV & Co. LLC under which the Company can issue and sell shares of its common stock having an aggregate offering price of up to $9,159,000 from time to time through MLV acting as its sales agent. To date, the Company has raised an aggregate $4,706,000 in connection with this agreement. The Company will pay MLV a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through MLV as agent under the Sales Agreement. For the year ended March 31, 2016 the Company sold 2,254,596 shares for gross proceeds of $3,263,000 and net proceeds of $3,150,000 after deducting commissions and other offering expenses. For the year ended March 31, 2015, the Company sold 467,934 shares for gross proceeds of $1,443,000 and net proceeds of $1,341,000 after deducting commissions and other offering expenses.

March 2016 Underwritten Public Offering

On March 18, 2016, the Company entered into an underwriting agreement with Dawson James Securities, Inc. with respect to the issuance and sale of an aggregate of 3,400,000 units, each unit consisting of one share of common stock, par value $0.0001 per share, together with one quarter (0.25) of one warrant to purchase one share of common stock at an exercise price equal to $1.00 per share, in an underwritten public offering. The public offering price for each unit, consisting of one share of common stock together with one quarter (0.25) of one warrant, was $1.00. Because the Company is prohibited from issuing fractional shares, the warrants can only be exercised in lots of four, which means that each holder must exercise four March 2016 Warrants to receive one share of common stock, or a total of 850,000 shares. The warrants have an initial exercise price of $1.00 per share and have a term of three years. Pursuant to the underwriting agreement, the Company paid Dawson James Securities, Inc. a cash fee equal to 8% of the aggregate gross proceeds raised in this offering and also paid $50,000 in legal fees and expenses of the underwriter’s legal counsel. The gross proceeds from the sale of the shares of common stock and the warrants was $3,400,000, and net proceeds of 2,994,000 after deducting underwriting commissions and other estimated offering expenses.

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

Common Stock Issued to Settle Fees for Services Provided

On April 24, 2009, the Company entered into an agreement with Advocos LLC, a contract sales organization that serves as part of the Company’s sales force, for the sale of the Company’s tissue care products in the United States. Pursuant to the agreement, the Company agreed to pay the contract sales organization a monthly fee and potential bonuses that will be based on achievement of certain levels of sales. The Company agreed to issue the contract sales organization cash or shares of common stock to settle fees for its services. The Company has determined that the fair value of the common stock was more readily determinable than the fair value of the services rendered. During the year ended March 31, 2016, the Company issued 208,519 shares of common stock related to this agreement. The fair market value of the common stock was $286,000 at issuance. During the year ended March 31, 2016, the Company recorded $190,000 of expense related to stock issued pursuant to this agreement and settled $96,000 of fees accrued in prior periods. During the year ended March 31, 2015 the Company issued 32,501 shares of common stock in connection with this agreement. During the year ended March 31, 2015 the Company recorded $76,000 expense related to stock issued in connection with this agreement. The expense was recorded as selling, general and administrative expense in the accompanying consolidated statements of comprehensive loss.

Common Stock Purchase Warrants

On March 31, 2016, the Company issued Dawson James Securities, Inc. a warrant to purchase 250,000 shares of the Company’s common stock at an exercise price of $1.00 per share in connection with a service agreement. The warrants were non-forfeitable at date of issuance. The warrants were valued using the Black-Scholes option pricing model. Assumptions used were as follows: Fair value of the underlying stock $0.95; risk-free interest rate 0.01%; contractual life of 3 years; dividend yield of 0%; and volatility of 87%. The fair value of the warrants amounted to $128,000 and was recorded as selling, general and administrative expense in the accompanying consolidated statement of comprehensive loss for the year ended March 31, 2016.

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

Shares subject to awards that expire unexercised or are forfeited or terminated will again become available for issuance under the 2006 Plan. No participant in the 2006 Plan can receive option grants, restricted shares, stock appreciation rights or stock units for more than 26,786 shares in the aggregate in any calendar year.

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

As provided under the 2006 Plan, the aggregate number of shares authorized for issuance as awards under the 2006 Plan increased on April 1, 2012, by 207,199 shares (which number constitutes 5% of the outstanding shares on the last day of the year ended March 31, 2012).  During the year ended March 31, 2015, the board of directors approved an increase of 250,000 shares authorized for issuance. During the year ended March 31, 2016, the board of directors approved an increase of 250,000 shares authorized for issuance.

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

Shares subject to awards that expire unexercised or are forfeited or terminated for any other reason will again become available for issuance under the 2011 Plan. No participant in the 2011 Plan can receive option grants, stock appreciation rights, restricted shares, or stock units for more than 107,143 shares in the aggregate in any calendar year. As provided under the 2011 Plan, the aggregate number of shares authorized for issuance as awards under the 2011 Plan automatically increases on April 1 of each year by in an amount equal to the lesser of (i) 15% of the outstanding shares on the last day of the immediately preceding year, or (ii) an amount determined by the board. During the year ended March 31, 2015, the board of directors approved an increase of 1,120,021 shares authorized for issuance. During the year ended March 31, 2016, the board of directors approved an increase of 2,256,762 shares authorized for issuance.

Performance Based Awards Program

The Company’s Compensation Committee approved a short-term performance based bonus program for fiscal 2016 with predetermined objectives related to revenue and expense targets. In the event the fiscal 2016 objectives are met, eighty-percent of the options will vest on June 30, 2016. On August 21, 2015, certain executives and senior managers were granted an aggregate of 377,500 stock options in connection with this program. At March 31, 2016, it was determined targets were met related to 252,000 stock options which will vest on June 30, 2016. Additionally, at March 31, 2016, 50,000 stock options expired due to targets that were not met. The remaining 75,500 stock options will vest at the discretion of the Company’s Compensation Committee on June 30, 2016. In the event the objectives are not met the stock options will expire unvested. The stock options have an exercise price of $1.16 and if they vest will expire ten years from the date of grant. At March 31, 2016, it was determined by the Company that it’s probable the discretionary options would vest.

The Company approved a long-term market-based stock option bonus program for senior managers. Vesting of the stock options granted as part of this program is contingent upon the achievement of four separate target stock prices. The market-based options vest based on the 30 trading day trailing average of the stock price of the Company’s common stock with options vesting in 25% increments at each of the target stock prices. On the last day of each quarter, the chief executive officer and/or chief financial officer will determine if any of the target stock prices have been met by evaluating the period between the quarter end date and the grant date of the option. In the event that a target stock price has been met, the senior manager will be notified that such options have vested. At the end of five years from the date of the grant, if the stock target prices have not been met, then the unvested portion of the option will expire. On August 21, 2015, certain senior managers were granted an aggregate of 118,750 stock options in connection with this program. The stock options have an exercise price of $1.16 and if they vest will expire ten years from the date of grant.

Stock-Based Compensation

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

The expected term of the stock options represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by the Securities and Exchange Commission's Staff Accounting Bulletin No. 110 for “plain vanilla” options. The expected stock price volatility for the Company’s stock options was determined by using an average of the historical volatilities of the Company and its industry peers. The Company will continue to analyze the stock price volatility and expected term assumptions as more data for the Company’s common stock and exercise patterns become available. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. The Company estimates forfeitures based on historical experience and reduces compensation expense accordingly. The estimated forfeiture rates used during the year ended March 31, 2016 ranged from 1.18% to 4.71%. The estimated forfeiture rates used during the year ended March 31, 2015 ranged from 0.21% to 0.85%.

The Company estimated the fair value of employee and non-employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service periods of the respective awards. The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Year Ended March 31,
	2016	2015
Fair value of the Company’s common stock on date of grant	$1.18	$2.28
Expected Term	6.39 yrs	6.67 yrs
Risk-free interest rate	1.63%	1.70%
Dividend yield	0.00%	0.00%
Volatility	93.0%	93.0%

The weighted-average fair values of options granted during the years ended March 31, 2016 and 2015 were $0.89 and $1.92, respectively.

Share-based awards compensation expense is as follows:

	Stock-based Compensation for the Year Ended March 31, 2016	Stock-based Compensation for the Year Ended March 31, 2015
Cost of revenues	$364,000	$235,000
Research and development	339,000	339,000
Selling, general and administrative	1,320,000	1,197,000
Total stock-based compensation	$2,023,000	$1,771,000

At March 31, 2016, there were unrecognized compensation costs of $1,958,000 related to stock options which are expected to be recognized over a weighted-average amortization period of 1.42 years.

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options.

Stock-Based Award Activity

Stock-based awards outstanding at March 31, 2016 under the various plans are as follows:

Plan	Awards Outstanding
2004 Plan	1,000
2006 Plan	859,000
2011 Plan	2,909,000
3,769,000
Awards available for grant as of March 31, 2016	2,917,000

Stock options award activity is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at April 1, 2015	2,877,000	$6.96
Options granted	1,421,000	1.18
Options exercised	–	–
Options forfeited	(190,000)	2.23
Options expired	(339,000)	16.25
Outstanding at March 31, 2016	3,769,000	$4.18	7.80	$5,000
Exercisable at March 31, 2016	2,075,000	$5.97	6.84	$5,000

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock, or $0.95 per share at March 31, 2016.

Restricted stock award activity is as follows:

	Number of Shares	Weighted Average Award Date Fair Value per Share
Unvested restricted stock awards outstanding at April 1, 2015	–	$–
Restricted stock awards granted	65,000	0.99
Restricted stock awards vested	(65,000)	0.99
Restricted stock awards forfeited	–	–
Unvested restricted stock awards outstanding at March 31, 2016	–	$–

Restricted stock activities were issued to non-employee directors for year ended March 31, 2016.

The Company did not capitalize any cost associated with stock-based compensation.

The Company issues new shares of common stock upon exercise of stock based awards.

NOTE 15 – Income Taxes

The Company has the following net deferred tax assets:

	March 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$36,454,000	$36,661,000
Research and development tax credit carryforwards	1,710,000	1,667,000
Stock-based compensation	5,083,000	4,880,000
Reserves and accruals	1,111,000	1,731,000
Other deferred tax assets	241,000	49,000
State income taxes	(1,000)	(1,000)
Basis difference in assets	8,000	5,000
Total deferred tax assets	$44,606,000	$44,992,000
Deferred tax liabilities:
Unrealized gain on Ruthigen	–	(1,105,000)
Net deferred tax asset	44,606,000	43,887,000
Valuation allowance	(44,606,000)	(43,887,000)
Net deferred tax asset	$–	$–

The Company’s recorded income tax expense, net of the change in the valuation allowance, for each of the periods presented is as follows:

	Years Ended March 31,
	2016	2015
Income tax (benefit)	$(719,000)	$(2,613,000)
Change in valuation allowance	719,000	2,613,000
Net income tax expense	$–	$–

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Years Ended March 31,
	2016		2015
Expected federal statutory rate	(34.0%	)	(34.0%	)
State income taxes, net of federal benefit	(1.8%	)	(1.8%	)
Research and development credit	(0.4%	)	(0.2%	)
Foreign earnings taxed at different rates	0.7%		0.5%
Effect of state net operating loss expiration	5.5%		–
Effect of permanent differences	(3.3%	)	(20.6%	)
Impact of foreign exchange rate fluctuations on foreign deferred income taxes	8.5%		25.0%
Impact of change in foreign net operating loss	6.3%		(9.6%	)
Cancellation of stock options and other true-ups	0.0%		(2.7%	)
Adjustment of NOL due to Ruthigen deconsolidation	0.0%		8.6%
True-up of state deferred assets	11.4%		3.0%
	(7.1%	)	(31.8%	)
Change in valuation allowance	7.1%		31.8%
Totals	0.0%		0.0%

At March 31, 2016, the Company had net operating loss carryforwards for federal, state and foreign income tax purposes of approximately $92,883,000, $42,588,000 and $11,666,000, respectively. The federal net operating loss carryforwards will expire at various dates, if not utilized, beginning in the fiscal year ending March 31, 2021. The state net operating loss carryforwards will expire at various dates, if not utilized, beginning in the fiscal year ending March 31, 2018. The foreign net operating loss carryforwards will expire at various dates, if not utilized, beginning in the fiscal year ending March 31, 2018. The Company also had, at March 31, 2016, federal and state research credit carryforwards of approximately $870,000 and $790,000, respectively. The federal credits will expire, if not utilized at various dates, beginning in the fiscal year ending March 31, 2026, and the state credits do not expire. The Company also had, at March 31, 2016 foreign tax credits carryforwards of approximately $50,000. The foreign credits will expire, if not utilized at various dates, beginning in the fiscal year ending March 31, 2024.

The Company has completed a study to assess whether a change in control has occurred or whether there have been multiple changes of control since the Company’s formation through March 31, 2016. The Company determined, based on the results of the study, no change in control occurred for purposes of Internal Revenue Code section 382. The Company, after considering all available evidence, fully reserved for these and its other deferred tax assets since it is more likely than not such benefits will not be realized in future periods. The Company has incurred losses for both financial reporting and income tax purposes for the year ended March 31, 2016. Accordingly, the Company is continuing to fully reserve for its deferred tax assets. The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the Company’s deferred income tax assets satisfy the realization standards, the valuation allowance will be reduced accordingly.

As a result of certain realization requirements of Accounting Standards Codification Topic 718, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at March 31, 2016 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting purposes. Equity will be increased by approximately $533,000 if and when such deferred tax assets are ultimately realized.

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

The Company has identified its federal tax return and its state tax return in California as major tax jurisdictions. The Company also filed tax returns in foreign jurisdictions, principally Mexico and The Netherlands. The Company’s evaluation of uncertain tax matters was performed for tax years ended through March 31, 2016. Generally, the Company is subject to audit for the years ended March 31, 2015, 2014 and 2013 and may be subject to audit for amounts relating to net operating loss carryforwards generated in periods prior to March 31, 2015. The Company has elected to retain its existing accounting policy with respect to the treatment of interest and penalties attributable to income taxes, and continues to reflect interest and penalties attributable to income taxes, to the extent they arise, as a component of its income tax provision or benefit as well as its outstanding income tax assets and liabilities. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments.

The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized tax benefits will increase or decrease within 12 months of March 31, 2016. The unrecognized tax benefits may increase or change during the next year for items that arise in the ordinary course of business.

NOTE 16 – Employee Benefit Plan

The Company has a program to contribute and administer a qualified 401(k) plan. Under the 401(k) plan, the Company matches employee contributions to the plan up to 4% of the employee’s salary. Company contributions to the plans amounted to an aggregate of $158,000 and $137,000 for the years ended March 31, 2016 and 2015, respectively.

NOTE 17 – Geographic Information

The Company generates product revenues from products which are sold into the human and animal healthcare markets, and the Company generates service revenues from laboratory testing services which are provided to medical device manufacturers.

The following table shows the Company’s product revenues by geographic region:

	Year Ended March 31,
	2016	2015	$ Change	% Change
United States	$4,371,000	$1,978,000	$2,393,000	121%
Latin America	4,965,000	5,053,000	(88,000)	(2%	)
Europe and Rest of the World	3,706,000	2,908,000	798,000	27%
	13,042,000	9,939,000	3,103,000	31%
Product license fees and royalties	981,000	3,056,000	(2,075,000)	(68%	)
Total	$14,023,000	$12,995,000	$1,028,000	8%

In the year ended March 31, 2016, product license fees and royalties revenue declined primarily as a result of the termination of the Company’s agreement with its former partner Innovacyn and a decrease in the amortization of upfront fees paid by Laboratorios Sanfer.

The following table shows the Company’s product license fees and royalties revenue by partner:

	Year Ended March 31,
	2016	2015	$ Change	% Change
Exeltis/Quinnova	$201,000	$437,000	$(236,000)	(54%	)
Innovacyn	29,000	1,120,000	(1,091,000)	(97%	)
Laboratorios Sanfer	751,000	1,499,000	(748,000)	(50%	)
Total	$981,000	$3,056,000	$(2,075,000)	(68%	)

The Company’s service revenues amounted to $1,061,000 and $859,000 for the years ended March 31, 2016 and 2015.

NOTE 18 – Subsequent Events

On June 29, 2015, the Company’s stockholders approved an amendment to the Restated Certificate of Incorporation, as amended, and authorized the Company’s Board of Directors, if in their judgment it is necessary, to effect a reverse stock split of our outstanding common stock, $0.0001 par value per share, at a whole number ratio in the range of 1-for-5 to 1-for-9, such ratio to be determined in the discretion of the Board of Directors, and to proportionally decrease the total number of shares that the Company is authorized to issue by a factor of 1-for-5 to 1-for-9, such ratio to be determined in the sole discretion of the Board of Directors. On June 2, 2016, the Company’s Board of Directors approved the reverse stock split with a ratio of 1-for-5 and authorized the Corporation to take all steps necessary to effect the reverse stock split to become effective June 24, 2016.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of our most recent fiscal year. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended March 31, 2016 (the “2016 Proxy Statement”).

Item 405 of Regulation S-K requires the disclosure of, based upon our review of the forms submitted to us during and with respect to our most recent fiscal year, any known failure by any director, officer, or beneficial owner of more than ten percent of any class of our securities, or any other person subject to Section 16 of the Exchange Act (“reporting person”) to file timely a report required by Section 16(a) of the Exchange Act. This disclosure is contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2016 Proxy Statement.

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

ITEM 11. Executive Compensation

The information required by this Item is incorporated by reference to the 2016 Proxy Statement.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the 2016 Proxy Statement.

The information required to be disclosed by Item 201(d) of Regulation S-K, “Securities Authorized for Issuance Under Equity Compensation Plans,” appears under the caption “Equity Compensation Plan Information” in the 2016 Proxy Statement and such information is incorporated by reference into this report.

ITEM 13. Certain Relationships, Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the 2016 Proxy Statement.

ITEM 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the 2016 Proxy Statement.

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

(b) Exhibits

Exhibit Index

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc. (included as Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed June 20, 2007, and incorporated herein by reference).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc. (included as Exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 21, 2008, and incorporated herein by reference).
3.3	Amended and Restated Bylaws, as Amended of Oculus Innovative Sciences, Inc., effective November 3, 2010 (included as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2010, and incorporated herein by reference).
3.4	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 22, 2013, and incorporated herein by reference).
3.5	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 8, 2014, and incorporated herein by reference).
4.1	Specimen Common Stock Certificate (included as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.2	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.3	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.4	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.11 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.5	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.12 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.6	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 13, 2007, and incorporated herein by reference).
4.7	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 28, 2008, and incorporated herein by reference).
4.8	Warrant issued to Dayl Crow, dated March 4, 2009 (included as Exhibit 4.16 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).
4.9	Form of Common Stock Purchase Warrant for April 2009 offering (included as Exhibit 4.15 to the Company’s Registration Statement on Form S-1 (File No. 333-158539) declared effective on July 24, 2009, and incorporated herein by reference).
4.10	Form of Common Stock Purchase Warrant for July 2009 offering (included as Exhibit 4.15 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).
4.11	Certificate of Designation of Preferences, Rights and Limitations of Series A 0% Convertible Preferred Stock, filed with the Delaware Secretary of State on April 24, 2012 (included as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).

4.12	Form of Common Stock Purchase Warrant for April 2012 offering (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).
4.13	Form of Underwriters Warrant to be issued to the Underwriters in connection with the March 2013 Offering (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 7, 2013, and incorporated herein by reference).
4.14	Warrant issued to Dawson James Securities, Inc., dated December 9, 2013 (included as exhibit 4.14 to the Company’s 10-Q filed February 14, 2014 and incorporated herein by reference).
4.15	Form of Series A Common Stock Purchase Warrant for February 2014 offering (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 26, 2014 and incorporated herein by reference).
4.16	Form of Series B Common Stock Purchase Warrant for February 2014 offering (included as exhibit 4.2 to the Company’s Current Report on Form 8-K filed February 26, 2014 and incorporated herein by reference).
4.17	Warrant issued to Dawson James Securities, Inc., dated February 26, 2014 (included as exhibit 4.3 to the Company’s Current Report on Form 8-K filed February 26, 2014 and incorporated herein by reference).
4.18	Warrant Agreement, including Form of Warrant entered into by and between Oculus Innovative Sciences, Inc. and Computershare, Inc. and Computershare Trust Company, N.A., dated January 20, 2015 (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.19	Underwriters Warrant issued to Maxim Partners LLC on January 26, 2015 (included as exhibit 4.2 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.20	Underwriters Warrant issued to Robert D. Keyser, Jr. on January 26, 2015 (included as exhibit 4.3 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.21	Underwriters Warrant issued to R. Douglas Armstrong on January 26, 2015 (included as exhibit 4.4 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.22	Underwriters Warrant issued to Dawson James Securities, Inc. on January 26, 2015 (included as exhibit 4.5 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.23	Underwriters Warrant issued to Dawson James Securities, Inc. on January 26, 2015 (included as exhibit 4.6 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.24	Warrant Agreement, including Form of Warrant entered into by and between Oculus Innovative Sciences, Inc. and Computershare, Inc. and Computershare Trust Company, N.A., dated March 18, 2016 (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 18, 2016 and incorporated herein by reference).
4.25*	Form of Warrant issued to Dawson James Securities, Inc. on March 31, 2016.
10.1	Form of Indemnification Agreement between Oculus Innovative Sciences, Inc. and its officers and directors (included as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.2	Office Lease Agreement, dated October 26, 1999, between Oculus Innovative Sciences, Inc. and RNM Lakeville, L.P. (included as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.3	Amendment No. 1 to Office Lease Agreement, dated September 15, 2000, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.4	Amendment No. 2 to Office Lease Agreement, dated July 29, 2005, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.5	Amendment No. 3 to Office Lease Agreement, dated August 23, 2006, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.6	Office Lease Agreement, dated May 18, 2006, between Oculus Technologies of Mexico, S.A. de C.V. and Antonio Sergio Arturo Fernandez Valenzuela (translated from Spanish) (included as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.7	Office Lease Agreement, dated July 2003, between Oculus Innovative Sciences, B.V. and Artikona Holding B.V. (translated from Dutch) (included as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.8	Form of Director Agreement (included as Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.9	Framework Agreement, dated June 16, 2005, by and among Javier Orozco Gutierrez, Quimica Pasteur, S de R.L., Jorge Paulino Hermosillo Martin, Oculus Innovative Sciences, Inc. and Oculus Technologies de Mexico, S.A. de C.V. (included as Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

10.10	Mercantile Consignment Agreement, dated June 16, 2005, between Oculus Technologies de Mexico, S.A. de C.V., Quimica Pasteur, S de R.L. and Francisco Javier Orozco Gutierrez (included as Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.11	Partnership Interest Purchase Option Agreement, dated June 16, 2005, by and between Oculus Innovative Sciences, Inc. and Javier Orozco Gutierrez (included as Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.12	Termination of Oculus Innovative Sciences, Inc. and Oculus Technologies de Mexico, S.A. de C.V.’s Agreements with Quimica Pasteur, S de R.L. by Jorge Paulino Hermosillo Martin (translated from Spanish) (included as Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.13	Termination of Oculus Innovative Sciences, Inc. and Oculus Technologies de Mexico, S.A. de C.V.’s Agreements with Quimica Pasteur, S de R.L. by Francisco Javier Orozco Gutierrez (translated from Spanish) (included as Exhibit 10.29 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.14	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Hojabr Alimi, dated January 1, 2004 (included as Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.15	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Jim Schutz, dated January 1, 2004 (included as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.16	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Robert Miller, dated June 1, 2004 (included as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.17	Amended and Restated Oculus Innovative Sciences, Inc. 2006 Stock Incentive Plan and related form stock option plan agreements (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 2, 2007, and incorporated herein by reference).
10.18	Amendment No. 4 to Office Lease Agreement, dated September 13, 2007, by and between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).
10.19	Amendment to Office Lease Agreement, effective February 15, 2008, by and between Oculus Innovative Sciences Netherlands B.V. and Artikona Holding B.V. (translated from Dutch) (included as Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).
10.20	Purchase Agreement by and between Oculus Innovative Sciences, Inc. and Robert Burlingame, dated January 26, 2009 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 29, 2009, and incorporated herein by reference).
10.21	Purchase Agreement by and between Oculus Innovative Sciences, Inc. and Non-Affiliated Investors, dated January 26, 2009 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 29, 2009, and incorporated herein by reference).
10.22	Revenue Sharing Distribution Agreement by and between Oculus Innovative Sciences, Inc. and VetCure, Inc., dated January 26, 2009 (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 29, 2009, and incorporated herein by reference).
10.23	Purchase Agreement by and between Oculus Innovative Sciences, Inc., Robert Burlingame and Seamus Burlingame, dated February 24, 2009 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 27, 2009, and incorporated herein by reference).
10.24	Amendment No. 1 to Revenue Sharing Distribution Agreement by and between Oculus Innovative Sciences, Inc. and VetCure, Inc., dated February 24, 2009 (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed February 27, 2009, and incorporated herein by reference).
10.25	Consultant Agreement by and between Oculus Innovative Sciences, Inc. and Robert C. Burlingame, dated April 1, 2009 (included as Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).
10.26	Microcyn U.S. Commercial Launch Agreement by and between Oculus Innovative Sciences, Inc. and Advocos, dated April 24, 2009 (included as Exhibit 10.53 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).
10.27	Amendment No. 5 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and RNM Lakeville, LLC, dated May 18, 2009 (included as Exhibit 10.54 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).
10.28	Engagement Agreement by and between Oculus Innovative Sciences, Inc. and Dawson James Securities, Inc., dated April 10, 2009 (included as Exhibit 10.55 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).
10.29	Amendment and Clarification of Engagement Letter by and between Oculus Innovative Sciences, Inc. and Dawson James Securities, Inc., dated July 2, 2009 (included as Exhibit 10.56 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).
10.30	Second Amendment and Clarification of Engagement Letter by and between Oculus Innovative Sciences, Inc. and Dawson James Securities, Inc., dated July 10, 2009 (included as Exhibit 10.57 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).
10.31†	Warrant Purchase Agreement by and between Oculus Innovative Sciences, Inc. and Dawson James Securities, Inc., dated July 13, 2009 (included as Exhibit 10.58 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).
10.32	Amendment No. 2 to Revenue Sharing, Partnership and Distribution Agreement between Oculus Innovative Sciences, Inc. and Vetericyn, Inc., dated July 24, 2009 (refiled as Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2010 filed April 29, 2011, and incorporated herein by reference).
10.33	Loan and Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, Inc., dated May 1, 2010 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 6, 2010, and incorporated herein by reference).
10.34†	Supplement to the Loan and Security Agreement between Oculus Innovative Sciences, Inc., and Venture Lending & Leasing V, Inc., dated May 1, 2010 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 6, 2010, and incorporated herein by reference).

10.35†	Amendment No. 3 to Revenue Sharing, Partnership and Distribution Agreement between Oculus Innovative Sciences, Inc. and Vetericyn, Inc., dated June 1, 2010 (refiled as Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2010 filed April 29, 2011, and incorporated herein by reference).
10.36	Amendment No. 1 to Exhibit A to the Revenue Sharing Distribution Agreement and to the Revenue Sharing, Partnership and Distribution Agreement as Revised and Amended, June 1, 2010, dated September 1, 2010 (included as Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2010, and incorporated herein by reference).
10.37	Continuous Offering Program Agreement between Oculus Innovative Sciences, Inc. and Rodman & Renshaw, LLC, dated September 3, 2010 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 17, 2010, and incorporated herein by reference).
10.38†	Purchase Agreement by and between Oculus Innovative Sciences, Inc. and accredited investors, dated February 6, 2009 (refiled as Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2010, and incorporated herein by reference).
10.39†	Distribution Agreement between Oculus Innovative Sciences, Inc. and Tianjin Ascent Import and Export Company, Ltd., dated January 28, 2011 (included as Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q filed February 4, 2011, and incorporated herein by reference).
10.40†	Exclusive Sales and Distribution Agreement between Oculus Innovative Sciences, Inc. and Quinnova Pharmaceuticals, Inc., dated February 14, 2011 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 18, 2011, and incorporated herein by reference).
10.41	Exclusive Co-Promotion Agreement between Oculus Innovative Sciences, Inc. and Quinnova Pharmaceuticals, Inc., dated February 14, 2011 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 18, 2011, and incorporated herein by reference).
10.42	Product Option Agreement between Oculus Innovative Sciences, Inc. and AmDerma Pharmaceuticals, LLC, dated February 14, 2011 (included as Exhibit 10.3 to the Company's Current Report on Form 8-K filed February 18, 2011, and incorporated herein by reference).
10.43	Amendment No. 6 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and RNM Lakeville, L.P., dated April 26, 2011 (included as Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed June 3, 2011, and incorporated herein by reference).
10.44	Loan and Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing VI, Inc., dated June 29, 2011 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).
10.45	Supplement to the Loan and Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing VI, Inc., dated June 29, 2011 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).
10.46	Amendment No. 1 to the Loan and Security Agreement and Supplement to the Loan and Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, Inc., dated June 29, 2011 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).
10.47	Intellectual Property Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing VI, Inc., dated June 29, 2011 (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).
10.48	Intellectual Property Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, Inc., dated June 29, 2011 (included as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).
10.49†	Oculus Innovative Sciences, Inc. 2011 Stock Incentive Plan (included as Exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2011, and incorporated herein by reference).
10.50†	Distribution Agreement between Oculus Innovative Sciences, Inc. and Shanghai Sunvic Technology Co. Ltd., dated June 26, 2011 (included as Exhibit 10.58 to the Company’s Quarterly Report on Form 10-Q filed August 4, 2011 and incorporated herein by reference).
10.51	Patent License Agreement-Exclusive between Oculus Innovative Sciences, Inc. and agencies of the United States Public Health Service within the Department of Health and Human Services, dated August 22, 2011 (included as Exhibit 10.60 to the Company’s Quarterly Report on Form 10-Q filed November 3, 2011, and incorporated herein by reference).
10.52†	Securities Purchase Agreement by and between the Company and the Purchasers, dated April 22, 2012 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).
10.53†	Collaboration Agreement between Oculus Innovative Sciences, Inc. and AmDerma Pharmaceuticals, LLC, dated June 21, 2012 (included as Exhibit 10.53 to the Company’s Annual Report on Form 10-K filed June 21, 2012 and incorporated herein by reference).
10.54†	License, Exclusive Distribution and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Oculus Technologies of Mexico, S.A. de C.V., and, More Pharma Corporation, S. de R.L. de C.V., dated August 9, 2012 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 15, 2012, and incorporated herein by reference).
10.55	Exclusive Distribution and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Oculus Technologies of Mexico, S.A. de C.V., and, More Pharma Corporation, S. de R.L. de C.V., dated August 9, 2012 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed August 15, 2012, and incorporated herein by reference).

10.56	Amendment No. 7 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and 1125-1137 North McDowell, LLC, dated October 10, 2012 (included as Exhibit 10.58 to the Company’s Quarterly Report on Form 10-Q filed November 8, 2012, and incorporated herein by reference).
10.57	Stock Purchase Agreement by and between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, LLC and Venture Lending & Leasing VI, LLC, dated October 30, 2012 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 1, 2012, and incorporated herein by reference).
10.58	Letter Agreement by and between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, Inc., dated October 30, 2012 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed November 1, 2012, and incorporated herein by reference).
10.59	Letter Agreement by and between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing VI, Inc., dated October 30, 2012 (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed November 1, 2012, and incorporated herein by reference).
10.60	Side Letter Agreement to the Stock Purchase Agreement dated April 22, 2012 by and between Oculus Innovative Sciences, Inc., on one hand, and Sabby Healthcare Volatility Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. on the other hand, dated October 29, 2012 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed November 1, 2012, and incorporated herein by reference).
10.61	Offer of Employment Letter between Oculus Innovative Sciences, Inc. and Sameer Harish, effective as of February 1, 2013 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 4, 2013, and incorporated herein by reference).
10.62	Employment Agreement by and between Ruthigen, Inc. and Hojabr Alimi, dated March 21, 2013 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 22, 2013, and incorporated herein by reference).
10.63	License and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated May 23, 2013 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 7, 2013, and incorporated herein by reference).
10.64	Shared Services Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated May 23, 2013 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed June 7, 2013, and incorporated herein by reference).
10.65	Amendment to Offer of Employment Letter between Oculus Innovative Sciences, Inc. and Sameer Harish, dated May 23, 2013 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed June 7, 2013, and incorporated herein by reference).
10.66	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Jim Schutz, dated June 20, 2013 (filed as Exhibit 10.68 to the Company’s Annual Report on Form 10-K, filed June 25, 2013 and incorporated herein by reference).
10.67	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Robert Miller, dated June 20, 2013 (filed as Exhibit 10.69 to the Company’s Annual Report on Form 10-K, filed June 25, 2013 and incorporated herein by reference).
10.68	Separation Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated August 2, 2013 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 8, 2013 and incorporated herein by reference).
10.69	Amendment No. 1 to License and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated October 9, 2013 (included as exhibit 10.64 to the Company’s 10-Q filed November 19, 2013 and incorporated herein by reference).
10.70	Amendment No. 2 to License and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated November 6, 2013 (included as exhibit 10.65 to the Company’s 10-Q filed November 19, 2013 and incorporated herein by reference).
10.71	Letter Agreement by and between Oculus Innovative Sciences, Inc., Venture Lending & Leasing V, Inc., and Venture Lending & Leasing VI, Inc., dated November 6, 2013 (filed as exhibit 10.66 to the Company’s 10-Q filed November 19, 2013 and incorporated herein by reference).
10.72	Form of Securities Purchase Agreement by and between Oculus Innovative Sciences, Inc. and the Purchasers, dated December 4, 2013 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 6, 2013, and incorporated herein by reference).
10.73	Funding Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated January 31, 2014 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 6, 2014, and incorporated herein by reference).
10.74	Amended Separation Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated January 31, 2014 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 6, 2014, and incorporated herein by reference).
10.75	Amendment No. 3 to License and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated January 31, 2014 (included as exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 6, 2014 and incorporated herein by reference).

10.76	Amendment No. 1 to Shared Services Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated January 31, 2014 (included as exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 6, 2014).
10.77	Letter Agreement by and between Oculus Innovative Sciences, Inc. and Hojabr Alimi, dated January 31, 2014 (included as exhibit 10.6 to the Company’s Current Report on Form 8-K filed February 6, 2014).
10.78	Form of Securities Purchase Agreement by and between Oculus Innovative Sciences, Inc. and the Purchasers, dated February 21, 2014 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 26, 2014 and incorporated herein by reference).
10.79	At-the-Market Issuance Sales Agreement, dated April 2, 2014, by and between Oculus Innovative Sciences, Inc. and MLV & Co. LLC (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 2, 2014 and incorporated herein by reference).
10.80	Lease Agreement by and between Oculus Innovative Sciences, Inc. and 2500 Investors, Inc., dated July 9, 2014.
10.81	Securities Purchase Agreement, dated January 8, 2015, by and between Oculus Innovative Sciences, Inc. and two investors, Ruthigen, Inc. and Dawson James Securities, Inc. (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 12, 2015 and incorporated herein by reference).
10.82	Underwriting Agreement entered into by and between Oculus Innovative Sciences, Inc. and Maxim Group LLC as representative of the underwriters named on Schedule A thereto, dated January 20, 2015 (included as exhibit 1.1 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
10.83†	Sales Representation Contract, dated February 1, 2015, by and between Oculus Innovative Sciences, Inc. and SLA Brands, Inc. (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 2, 2015 and incorporated herein by reference).
10.84	Securities Purchase Follow-Up Agreement, dated March 13, 2015, by and between Oculus Innovative Sciences, Inc., two investors, Ruthigen, Inc. and Dawson James Securities, Inc. (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 16, 2015 and incorporated herein by reference).
10.85	Securities Purchase Agreement, dated March 13, 2015, by and between Oculus Innovative Sciences, Inc., several investors, Ruthigen, Inc. and Dawson James Securities, Inc. (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 16, 2015 and incorporated herein by reference).
10.86	Agreement, dated March 13, 2015, by and between Oculus Innovative Sciences, Inc. and Pulmatrix, Inc. (included as exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 16, 2015 and incorporated herein by reference).
10.87	Agreement, dated March 13, 2015, by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc. (included as exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 16, 2015 and incorporated herein by reference).
10.88†	Amendment No. 1 to Sales Representation Contract, dated November 6, 2015, by and between Oculus Innovative Sciences, Inc. and SLA Brands, Inc. (included as exhibit 10.88 to the Company’s 10-Q filed February 16, 2016 and incorporated herein by reference).
10.89	Underwriting Agreement entered into by and between Oculus Innovative Sciences, Inc. and Dawson James Securities, Inc. as representative of the underwriters named on Schedule 1 thereto, dated March 18, 2016 (included as exhibit 1.1 to the Company’s Current Report on Form 8-K filed March 18, 2016 and incorporated herein by reference).
10.90†	Exclusive Sales and Distribution Agreement, dated November 6, 2015, by and between Oculus Innovative Sciences, Inc. and Manna Pro Products, LLC (included as exhibit 10.1 to the Company’s 8-K filed March 23, 2016 and incorporated herein by reference).
21.1*	List of Subsidiaries.
23.1*	Consent of Marcum LLP, independent registered public accounting firm.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
†	Confidential treatment has been granted with respect to certain portions of this agreement.

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

OCULUS INNOVATIVE SCIENCES, INC.

Date: June 21, 2016	By:	/s/ Jim Schutz
Jim Schutz President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jim Schutz	President, Chief Executive Officer and	June 21, 2016
Jim Schutz	Director (Principal Executive Officer)

/s/ Robert E. Miller	Chief Financial Officer	June 21, 2016
Robert E. Miller	(Principal Financial Officer, and
Principal Accounting Officer)

/s/ Sharon Barbari	Director	June 21, 2016
Sharon Barbari

/s/ Jay Edward Birnbaum	Director	June 21, 2016
Jay Edward Birnbaum

/s/ Russell Harrison	Director	June 21, 2016
Russell Harrison

/s/ Jerry McLaughlin	Director	June 21, 2016
Jerry McLaughlin

