Form 10-Q
period 2016-06-30
Oculus Innovative Sciences, Inc.
filed 2016-08-09
CIK 1367083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of August 2, 2016 the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 4,200,776.

OCULUS INNOVATIVE SCIENCES, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30,	March 31,
	2016	2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,970	$7,469
Accounts receivable, net	2,593	2,274
Inventories, net	1,992	1,640
Prepaid expenses and other current assets	942	1,505
Total current assets	10,497	12,888
Property and equipment, net	764	850
Other assets	59	65
Total assets	$11,320	$13,803

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,368	$1,337
Accrued expenses and other current liabilities	1,442	1,526
Deferred revenue	656	574
Current portion of long-term debt	66	114
Total current liabilities	3,532	3,551
Deferred revenue, less current portion	38	112
Total liabilities	3,570	3,663
Commitments and Contingencies (Note 5)
Stockholders’ Equity
Convertible preferred stock, $0.0001 par value; 714,286 shares authorized, none issued and outstanding at June 30, 2016 and March 31, 2016, respectively	–	–
Common stock, $0.0001 par value; 12,000,000 shares authorized at June 30, 2016 and March 31, 2016, 4,200,756 (unaudited) and 4,196,873 shares issued and outstanding at June 30, 2016 and March 31, 2016, respectively (Note 6)	1	1
Additional paid-in capital	166,779	166,368
Accumulated deficit	(154,943)	(152,375)
Accumulated other comprehensive loss	(4,087)	(3,854)
Total stockholders’ equity	7,750	10,140
Total liabilities and stockholders’ equity	$11,320	$13,803

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2016	2015
Revenues
Product	$3,509	$2,916
Product licensing fees and royalties	75	447
Service	227	317
Total revenues	3,811	3,680
Cost of revenues
Product	1,707	1,516
Service	185	291
Total cost of revenues	1,892	1,807
Gross profit	1,919	1,873
Operating expenses
Research and development	360	467
Selling, general and administrative	4,130	3,717
Total operating expenses	4,490	4,184
Loss from operations	(2,571)	(2,311)
Interest expense	(1)	–
Interest income	1	–
Loss due to change in fair value of derivative liabilities	–	(59)
Other income, net	3	30
Net loss	(2,568)	(2,340)
Net loss per common share: basic and diluted	$(0.61)	$(0.77)
Weighted-average number of shares used in common share calculations:
Basic and diluted	4,198	3,034
Other comprehensive loss
Net loss	$(2,568)	$(2,340)
Foreign currency translation adjustments	(233)	(71)
Comprehensive loss	$(2,801)	$(2,411)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2016	2015
	(In thousands)
Cash flows from operating activities
Net loss	$(2,568)	$(2,340)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	61	62
Stock-based compensation	411	412
Service provider expenses settled with common stock	–	107
Loss due to change in fair value of derivative liabilities	–	59
Foreign currency transaction gain	(12)	(9)
Changes in operating assets and liabilities:
Accounts receivable, net	(384)	(1,052)
Inventories, net	(410)	(82)
Prepaid expenses and other current assets	538	84
Accounts payable	55	284
Accrued expenses and other current liabilities	(126)	265
Deferred revenue	58	(375)
Net cash used in operating activities	(2,377)	(2,585)
Cash flows from investing activities:
Purchases of property and equipment	(14)	(148)
Proceeds from sale of long-term investment	–	4,538
Long-term deposits	3	(12)
Net cash (used in) provided by investing activities	(11)	4,378
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	–	879
Principal payments on long-term debt	(48)	(52)
Net cash (used in) provided by financing activities	(48)	827
Effect of exchange rate on cash and cash equivalents	(63)	(4)
Net (decrease) increase in cash and cash equivalents	(2,499)	2,616
Cash and cash equivalents, beginning of period	7,469	6,136
Cash and cash equivalents, end of period	$4,970	$8,752
Supplemental disclosure of cash flow information:
Cash paid for interest	$1	$–
Non-cash operating and financing activities:
Issuance of common stock to settle obligation	$–	$96

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2016 and for the three months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of June 30, 2016 and the condensed consolidated statements of comprehensive loss and cash flows for the three months ended June 30, 2016 and 2015 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented. The results for the three months ended June 30, 2016 are not necessarily indicative of results to be expected for the year ending March 31, 2017 or for any future interim period. The condensed consolidated balance sheet at March 31, 2016 has been derived from audited consolidated financial statements. These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended March 31, 2016, and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on June 21, 2016.

Reverse Stock Split

Effective as of the open of business on June 24, 2016, the Company effected a reverse stock split of its common stock, par value $0.0001 per share. Every 5 shares of common stock were reclassified and combined into one share of common stock. No fractional shares were issued as a result of the reverse stock split. Instead, stockholders entitled to receive fractional shares received cash in the amount equal to the closing price per share of the Company’s common stock as reported on the NASDAQ Capital Market as of 5:00 p.m. Eastern Time on June 24, 2016, multiplied by the fraction of one share owned by the stockholder. The reverse stock split reduced the number of shares of the Company’s common stock outstanding from 21,004,857 to 4,200,756. The total number of authorized shares of common stock was also proportionally decreased by a ratio of 1:5 and the par value per share of the common stock continued to be $0.0001.

All common shares and per share amounts contained in the condensed consolidated financial statements have been retroactively adjusted to reflect a 1 for 5 reverse stock split.

Note 2.	Liquidity and Financial Condition

The Company reported a net loss of $2,568,000 for the three months ended June 30, 2016. At June 30, 2016 and March 31, 2016, the Company’s accumulated deficit amounted to $154,943,000 and $152,375,000, respectively. The Company had working capital of $6,965,000 and $9,337,000 as of June 30, 2016 and March 31, 2016, respectively. The Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital to pursue its product development initiatives, penetrate markets for the sale of its products and continue as a going concern.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Significant estimates and assumptions include reserves and write-downs related to receivables and inventories, the recoverability of long-lived assets, the valuation allowance relating to the Company’s deferred tax assets, valuation of equity and derivative instruments, debt discounts, valuation of investments, and the estimated amortization periods of upfront product licensing fees received from customers. Periodically, the Company evaluates and adjusts estimates accordingly. The allowance for doubtful accounts represents probable credit losses of $15,000 at June 30, 2016 and March 31, 2016. Additionally at June 30, 2016 and March 31, 2016 the Company has allowances of $715,000 and $653,000, respectively, related to potential discounts, returns, distributor fees and rebates. The allowances are included in Accounts Receivable, net in the accompanying condensed consolidated balance sheets.

Net Loss per Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The following were excluded from the computation of diluted shares outstanding due to the losses for the three months ended June 30, 2016 and 2015, as they would have had an anti-dilutive impact on the Company’s net loss (all amounts are rounded to the nearest thousand).

	June 30,
	2016	2015
Options to purchase common stock	754,000	596,000
Warrants to purchase common stock	1,468,000	1,548,000
	2,222,000	2,144,000

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company classifies common stock purchase warrants and other free standing derivative financial instruments as equity if the contracts (i) require physical settlement or net-share settlement or (ii) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (ii) give the counterparty a choice of net cash settlement or settlement in shares (physical settlement or net-share settlement), or (iii) contain reset provisions as either an asset or a liability. The Company assesses classification of its freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company determined that its freestanding derivatives, which principally consist of warrants to purchase common stock, satisfied the criteria for classification as equity instruments, other than certain warrants that contained reset provisions and certain warrants that required net-cash settlement that the Company classified as derivative liabilities.

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

Due to changing market conditions, estimated future requirements, age of the inventories on hand and production of new products, the Company regularly reviews inventory quantities on hand and records a provision to write down excess and obsolete inventory to its estimated net realizable value. The Company recorded reserves to reduce the carrying amounts of inventories to their net realizable value in the amounts of $167,000 and $164,000 at June 30, 2016 and March 31, 2016.

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

As of June 30, 2016 and March 31, 2016, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

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

Note 4.	Condensed Consolidated Balance Sheets

Inventories, net

Inventories, net consist of the following:

	June 30,	March 31,
	2016	2016
Raw materials	$1,218,000	$1,104,000
Finished goods	774,000	536,000
	$1,992,000	$1,640,000

Note 5.	Commitments and Contingencies

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

Employment Agreements

As of June 30, 2016 the Company had employment agreements in place with four of its key executives. The agreements provide, among other things, for the payment of nine to twenty-four months of severance compensation for terminations under certain circumstances. With respect to these agreements, at June 30, 2016, the potential severance payments to these key executives would be $1,194,000 and aggregated annual salaries would be $944,000 if triggered.

Note 6.	Stockholders’ Equity

Authorized Capital

The Company is authorized to issue up to 12,000,000 shares of common stock with a par value of $0.0001 per share and 714,286 shares of convertible preferred stock with a par value of $0.0001 per share.

Note 7.	Stock-Based Compensation

Performance Based Awards Program

The Company’s Compensation Committee approved a short-term performance based bonus program for fiscal 2016 with predetermined objectives related to revenue and expense targets. In the event the fiscal 2016 objectives were met, eighty-percent of the options would have vested on June 30, 2016. On August 21, 2015, certain executives and senior managers were granted an aggregate of 75,500 stock options in connection with this program. The stock options have an exercise price of $5.80 and expire ten years from the date of grant. At March 31, 2016, it was determined targets were met related to 50,400 stock options which vested on June 30, 2016. At March 31, 2016, 10,000 stock options expired due to targets that were not met. The vesting of the remaining 15,100 stock options was at the discretion of the Company’s Compensation Committee to be determined during the three months ended June 30, 2016. The Company’s Compensation Committee determined 14,772 of the 15,100 discretionary stock options would vest at June 30, 2016.

The Company also approved a long-term market-based stock option bonus program for senior managers. Vesting of the stock options granted as part of this program is contingent upon the achievement of four separate target stock prices. The market-based options vest based on the 30 trading day trailing average of the stock price of the Company’s common stock with options vesting in 25% increments at each of the target stock prices. On the last day of each quarter, the chief executive officer and/or chief financial officer will determine if any of the target stock prices have been met by evaluating the period between the quarter end date and the grant date of the option. In the event that a target stock price has been met, the senior manager will be notified that such options have vested. At the end of five years from the date of the grant, if the stock target prices have not been met, then the unvested portion of the option will expire. On August 21, 2015, certain senior managers were granted an aggregate of 23,750 stock options in connection with this program. The stock options have an exercise price of $5.80 and if they vest will expire ten years from the date of grant. None of these options vested as of June 30, 2016.

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

The expected term of the stock options represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by the Securities and Exchange Commission's Staff Accounting Bulletin No. 110 for “plain vanilla” options. The expected stock price volatility for the Company’s stock options was determined by using an average of the historical volatilities of the Company and its industry peers. The Company will continue to analyze the stock price volatility and expected term assumptions as more data for the Company’s common stock and exercise patterns become available. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. The Company estimates forfeitures based on historical experience and reduces compensation expense accordingly. The estimated forfeiture rates used during the three months ended June 30, 2016 ranged from 4.65% to 4.71%. The estimated forfeiture rates used during the three months ended June 30, 2015 ranged from 0.85% to 1.81%.

The Company estimated the fair value of employee and non-employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service periods of the respective awards. The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended June 30,
	2016	2015
Expected Term	7.45 yrs	8.96 yrs
Risk-free interest rate	1.40%	2.18%
Dividend yield	0.00%	0.00%
Volatility	92.4%	86.0%
Fair value of options granted	$3.46	$5.50

Share-based awards compensation expense is as follows:

	Three Months Ended June 30,
	2016	2015
Cost of revenues	$68,000	$55,000
Research and development	64,000	73,000
Selling, general and administrative	279,000	284,000
Total stock-based compensation	$411,000	$412,000

At June 30, 2016, there were unrecognized compensation costs of $1,377,000 related to stock options which are expected to be recognized over a weighted-average amortization period of 1.30 years.

Stock-Based Award Activity

Stock-based awards outstanding at June 30, 2016 under the various plans are as follows:

Plan	Awards Outstanding
2006 Plan	172,000
2011 Plan	582,000
754,000
Awards available for grant as of June 30, 2016	578,000

Stock options award activity is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at April 1, 2016	753,000	$21.47
Options granted	16,000	4.65
Options exercised	–	–
Options forfeited	(1,000)	19.14
Options expired	(14,000)	17.81
Outstanding at June 30, 2016	754,000	$21.18	7.69	$–
Exercisable at June 30, 2016	504,000	$26.81	7.15	$–

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock, or $4.01 per share at June 30, 2016.

Restricted stock award activity is as follows:

	Number of Shares	Weighted Average Award Date Fair Value per Share
Unvested restricted stock awards outstanding at April 1, 2016	–	$–
Restricted stock awards granted	4,000	4.85
Restricted stock awards vested	(4,000)	4.85
Restricted stock awards forfeited	–	–
Unvested restricted stock awards outstanding at June 30, 2016	–	$–

Restricted stock awards were issued to non-employee directors for services in the year ended June 30, 2016.

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

As a result of certain realization requirements of Accounting Standards Codification Topic 718, the Company’s deferred tax assets and liabilities do not include certain deferred tax assets at June 30, 2016 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting purposes. Equity will be increased by approximately $533,000 if and when such deferred tax assets are ultimately realized.

Note 9.	Segment and Geographic Information

The Company generates product revenues from wound care products that are sold into the human and animal healthcare markets, and the Company generates service revenues from laboratory testing services, which are provided to medical device manufacturers.

The Company operates a single segment business for product revenues, which consists of three geographical sales territories as follows:

	Three Months Ended June 30,
	2016	2015
United States	$1,373,000	$787,000
Latin America	1,098,000	1,558,000
Europe and Rest of the World	1,038,000	571,000
	3,509,000	2,916,000
Product license fees and royalties	75,000	447,000
Total	$3,584,000	$3,363,000

The following table shows the Company’s product license fees and royalties revenues by partner:

	Three Months Ended June 30,
Product license fees and royalties	2016	2015
Exeltis	$–	$54,000
Innovacyn	–	20,000
Laboratorios Sanfer, S.A. de C.V.	75,000	373,000
Total product license fees and royalties	$75,000	$447,000

The Company’s service revenues amounted to $227,000 and $317,000 for the three months ended June 30, 2016 and 2015, respectively.

Note 10.	Significant Customer Concentrations

For the three months ended June 30, 2016, one customer represented 29% of net revenue. For the three months ended June 30, 2015, one customer represented 53% of net revenue.

At June 30, 2016, one customer represented 41%, and three customers each represented 11% of the net accounts receivable balance. At March 31, 2016, one customer represented 33% of the net accounts receivable balance.

Note 11.	Subsequent Events

On July 26, 2016, the Company entered into a new employment agreement with Jim Schutz, its President and Chief Executive Officer to update his agreements and responsibilities. The terms of the new employment agreement provide for a continued annual base salary of $250,000 or such other amount as the Board of Directors may set. In addition, Mr. Schutz is eligible to receive an annual bonus, the payment, type and amount of which is in the sole discretion of the Compensation Committee. Mr. Schutz also receives certain benefits, such as participation in our health and welfare plans, vacation and reimbursement of expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as of June 30, 2016 and our audited consolidated financial statements for the year ended March 31, 2016 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 21, 2016.

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

Comparison of the Three Months Ended June 30, 2016 and 2015

Revenues

Total revenues for the three months ended June 30, 2016 of $3,811,000 increased by $131,000 or 4%, as compared to $3,680,000 for the three months ended June 30, 2015. Product revenues for the three months ended June 30, 2016 of $3,509,000 increased by $593,000 or 20% when compared to the same period in the prior year. This increase was the result of strong growth in the United States, Europe and Rest of World, partially offset by a decline in Latin America due to the 19% decline in the peso and a robust quarter last year. Product licensing fees and royalties of $75,000 decreased $372,000, largely related to a reduction in the amortization of upfront payments from Laboratorios Sanfer, S.A. de C.V.

Product revenues in the United States for the three months ended June 30, 2016 of $1,373,000, increased by $586,000, or 74%, when compared to the same period in the prior year. This increase was mostly the result of higher sales of our dermatology and animal health products. We currently have a direct sales force team of 20 focused on dermatology and a strong product portfolio of seven products, for the treatment of atopic dermatitis, scar management, surgical procedures, an oral anti-infective for severe acne and Ceramax, which utilizes a “state of the art” skin repair technology. In addition, sales to a new animal health care partner increased during the period compared to the prior year. In the quarter ended June 30, 2016, our animal health products sold in the U.S. accounted for approximately 10% of product revenue. Going forward, while we expect that sales of U.S. animal health product will continue to grow, we expect sales of our product lines in the dermatology space to grow faster and thus, we expect the percentage of animal sales as a part of overall sales to decrease. Management has determined that our core focus will be prescription dermatology sales. Compared to our prescription dermatology sales, animal health product gross margins are lower because we need to work with partners, wholesalers and retailers before getting the product to the end consumer. We believe focusing on higher margin products utilizing an internal sales force allows us to better control and grow our future results rather than relying on external partners for marketing and sales. However, we will continue to explore and invest in partner relationships when we believe they provide an opportunity to grow sales and contribute to our goal to become profitable.

Product revenue in Europe and the Rest of the World for the three months ended June 30, 2016 of $1,038,000, increased by $467,000, or 82%, as compared to the same period in the prior year, with increases in Europe, Asia, Middle East and India. Revenue in Europe for the three months ended June 30, 2016, increased 56% in U.S. dollars, when compared to the same period last year primarily due to the launch of new products and expansion of the customer base.

Product revenue in Latin America for the three months ended June 30, 2016 was $1,098,000, down $460,000 or 30%, when compared to the same period in the prior year. This decrease was caused by a 19% decline in the peso from the same period in the prior year, as well as higher sales during the three months ended June 30, 2015 due to stocking by our new Latin American partner, Sanfer, to fill their expansive pharmacy store network. When we announced our strategy to develop our own internal sales force, we were, in part, reacting to the dependence we have on our partners to generate sales for us in certain of our products lines in certain territories.  While we believe revenues in Latin America will rebound, and we will work with our partner in that region to accomplish a return to previous revenue levels, our primary focus will continue to be driving revenues with our own internal sales force in the dermatology space.

The following table shows our product revenues by geographic region:

	Three months ended June 30,
	2016	2015	$ Change	% Change
United States	$1,373,000	$787,000	$586,000	74%
Latin America	1,098,000	1,558,000	(460,000)	(30%	)
Europe and Rest of the World	1,038,000	571,000	467,000	82%
	3,509,000	2,916,000	593,000	20%
Product license fees and royalties	75,000	447,000	(372,000)	(83%	)
Total	$3,584,000	$3,363,000	$221,000	7%

In the three months ended June 30, 2016, product license fees and royalties revenue declined primarily as a result of a decrease in the amortization of upfront payments from Laboratorios Sanfer, S.A. de C.V.

The following table shows our product license fees and royalties revenue by partner:

	Three Months Ended June 30,
Product license fees and royalties	2016	2015	$ Change	% Change
Exeltis	$–	$54,000	$(54,000)	(100%	)
Innovacyn	–	20,000	(20,000)	(100%	)
Laboratorios Sanfer, S.A. de C.V.	75,000	373,000	(298,000)	(80%	)
Total product license fees and royalties	$75,000	$447,000	$(372,000)	(83%	)

Service revenues for the three months ended June 30, 2016 of $227,000 decreased by $90,000 when compared to $317,000 in the prior period. This decrease was due to a decrease in the number of tests and services provided by our lab services business.

Gross Profit

For the three months ended June 30, 2016, we reported total gross profit of $1,919,000 or 50% of revenues, compared to a gross profit of $1,873,000, or 51% of revenues, for the same period in the prior year. The decline in gross profit was primarily due to the decline in our license fees and royalties revenue of $372,000.

For the three months ended June 30, 2016, we reported product gross profit of $1,802,000, or 51%, compared to product gross profit of $1,400,000, or 48%, for the same period in the prior year. The increase in product gross profit was primarily related to product mix from higher sales of dermatology products which have higher margins.

For the three months ended June 30, 2016, we reported service gross profit of $42,000, or 19%, compared to service gross profit of $26,000, or 8%, for the same period in the prior year. The increase in service gross profit was primarily related to the mix of tests and services performed.

Research and Development Expense

We reported research and development expense of $360,000 for the three months ended June 30, 2016, a decrease of $107,000, or 23%, when compared to the same period in the prior year. The decrease is largely due to a decrease in development milestone payments and license fees related to a dermatology product.

Selling, General and Administrative Expense

We reported selling, general and administrative expenses of $4,130,000 for the three months ended June 30, 2016, an increase of $413,000, or 11%, when compared to the same period in the prior year. The increase for the three months ended June 30, 2016 was primarily due to higher sales and marketing expenses of $532,000 primarily related to the addition of our direct dermatology sales force in the United States and the launch of new dermatology products, partly offset by lower expenses in Mexico and Europe and lower stock compensation charges.

We expect selling, general and administrative expenses to increase as we add people to our direct sales force.

Interest Expense

Interest expense was negligible for the three months ended June 30, 2016 and 2015.

Interest Income

Interest income was negligible for the three months ended June 30, 2016 and 2015.

Loss due to Change in Fair Value of Derivative Liabilities

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

Other Income, Net

Other income, net of $3,000 for the three months ended June 30, 2016, decreased $27,000, from $30,000 of other income, net for the same period in the prior year. The decrease in other income, net for the three months ended June 30, 2016 was primarily related to foreign exchange gains and losses.

Net Loss

Net loss for the three months ended June 30, 2016 was $2,568,000 compared to $2,340,000, for the same period in the prior year. The increase in net loss of $228,000 is primarily due to an increase of $306,000 in our operating expenses mostly related to our dermatology division, partly offset by an increase in gross profit.

Liquidity and Capital Resources

We incurred a net loss of $2,568,000 for the three months ended June 30, 2016. At June 30, 2016 and March 31, 2016, our accumulated deficit amounted to $154,943,000 and $152,375,000, respectively. At June 30, 2016 and March 31, 2016, our working capital amounted to $6,965,000 and $9,337,000, respectively. We may raise additional capital from external sources in order to fund working capital and continue the longer term efforts contemplated under our business plan. We expect to continue incurring losses for the foreseeable future and may need to raise additional capital to pursue our product development initiatives, to penetrate markets for the sale of our products and continue as a going concern. We cannot provide any assurances that we will be able to raise additional capital.

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

Sources of Liquidity

As of June 30, 2016 we had cash and cash equivalents of $4,970,000. Since our inception, substantially all of our operations have been financed through sales of equity securities. Other sources of financing that we have used to date include our revenues, as well as various loans.

Since July 1, 2014, substantially all of our operations have been financed through the following transactions:

•	proceeds of $14,000 received from the exercise of common stock purchase warrants and options;

•	net proceeds of $5,444,000 received from an underwritten public offering on January 26, 2015;

•	net proceeds of $5,335,000 received from the sale of Ruthigen common stock;

•	net proceeds of $2,994,000 received from an underwritten public offering on March 18, 2016; and

•	net proceeds of $4,491,000 received from the sale of common stock through our At the Market Issuance Sales Agreement as of June 30, 2016.

Cash Flows

As of June 30 2016, we had cash and cash equivalents of $4,970,000, compared to $7,469,000 as of March 31, 2016.

Net cash used in operating activities during the three months ended June 30, 2016 was $2,377,000, primarily due to our net loss of $2,568,000 offset by stock compensation of $411,000 in the period.

Net cash used in operating activities during the three months ended June 30, 2015 was $2,585,000, primarily due to our net loss of $2,340,000 for the period and an increase in accounts receivable of $1,052,000 due to increased sales on payment terms, offset by an increase of $549,000 in accounts payable and accrued liabilities

Net cash used in investing activities was $11,000 for three months ended June 30, 2016, primarily related to the purchase of equipment.

Net cash provided by investing activities was $4,378,000 for the three months ended June 30, 2015, consisting of $4,538,000 received from the sale of 1,650,000 of our shares of Ruthigen common stock, offset by $148,000 related to equipment purchases and $12,000 related to changes in long-term assets.

Net cash used in financing activities was $48,000 for the three months ended June 30, 2016 related to principal payments on debt.

Net cash provided by financing activities was $827,000 for the three months ended June 30, 2015 was primarily related to $879,000 of net proceeds received from At-the-Market Issuances of common stock which was offset by principal payments on debt in the amount of $52,000.

Operating Capital and Capital Expenditure Requirements

We incurred a net loss of $2,568,000 for the three months ended June 30, 2016. At June 30, 2016 and March 31, 2016, our accumulated deficit amounted to $154,943,000 and $152,375,000, respectively. At June 30, 2016 and March 31, 2016, our working capital amounted to $6,965,000 and $9,337,000, respectively.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended March 31, 2016, as filed with the SEC on June 21, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any unregistered securities during the quarter ended June 30, 2016.

Item 3.	Default Upon Senior Securities

We did not default upon any senior securities during the quarter ended June 30, 2016.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On July 26, 2016, we entered into a new employment agreement with Jim Schutz, our President and Chief Executive Officer to update his agreements and responsibilities. The terms of the new employment agreement provide for a continued annual base salary of $250,000 or such other amount as the Board of Directors may set. In addition, Mr. Schutz is eligible to receive an annual bonus, the payment, type and amount of which is in the sole discretion of the Compensation Committee. Mr. Schutz also receives certain benefits, such as participation in our health and welfare plans, vacation and reimbursement of expenses.

Item 6.	Exhibits

Exhibit Index

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc. (included as Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed June 20, 2007, and incorporated herein by reference).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc. (included as Exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 21, 2008, and incorporated herein by reference).
3.3	Amended and Restated Bylaws, as Amended of Oculus Innovative Sciences, Inc., effective November 3, 2010 (included as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2010, and incorporated herein by reference).
3.4	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 22, 2013, and incorporated herein by reference).
3.5	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 8, 2014, and incorporated herein by reference).
3.6	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 26, 2015, and incorporated herein by reference).
3.7	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 28, 2016, and incorporated herein by reference).
4.1	Specimen Common Stock Certificate (included as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.2	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.3	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.4	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.11 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.5	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.12 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.6	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 13, 2007, and incorporated herein by reference).
4.7	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 28, 2008, and incorporated herein by reference).
4.8	Warrant issued to Dayl Crow, dated March 4, 2009 (included as Exhibit 4.16 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).
4.9	Form of Common Stock Purchase Warrant for April 2009 offering (included as Exhibit 4.15 to the Company’s Registration Statement on Form S-1 (File No. 333-158539) declared effective on July 24, 2009, and incorporated herein by reference).
4.10	Form of Common Stock Purchase Warrant for July 2009 offering (included as Exhibit 4.15 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).
4.11	Certificate of Designation of Preferences, Rights and Limitations of Series A 0% Convertible Preferred Stock, filed with the Delaware Secretary of State on April 24, 2012 (included as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).
4.12	Form of Common Stock Purchase Warrant for April 2012 offering (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).
4.13	Form of Underwriters Warrant to be issued to the Underwriters in connection with the March 2013 Offering (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 7, 2013, and incorporated herein by reference).
4.14	Warrant issued to Dawson James Securities, Inc., dated December 9, 2013 (included as Exhibit 4.14 to the Company’s 10-Q filed February 14, 2014 and incorporated herein by reference).

4.15	Form of Series A Common Stock Purchase Warrant for February 2014 offering (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 26, 2014 and incorporated herein by reference).
4.16	Form of Series B Common Stock Purchase Warrant for February 2014 offering (included as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed February 26, 2014 and incorporated herein by reference).
4.17	Warrant issued to Dawson James Securities, Inc., dated February 26, 2014 (included as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed February 26, 2014 and incorporated herein by reference).
4.18	Warrant Agreement, including Form of Warrant entered into by and between Oculus Innovative Sciences, Inc. and Computershare, Inc. and Computershare Trust Company, N.A., dated January 20, 2015 (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.19	Underwriters Warrant issued to Maxim Partners LLC on January 26, 2015 (included as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.20	Underwriters Warrant issued to Robert D. Keyser, Jr. on January 26, 2015 (included as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.21	Underwriters Warrant issued to R. Douglas Armstrong on January 26, 2015 (included as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.22	Underwriters Warrant issued to Dawson James Securities, Inc. on January 26, 2015 (included as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.23	Underwriters Warrant issued to Dawson James Securities, Inc. on January 26, 2015 (included as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.24	Warrant Agreement, including Form of Warrant entered into by and between Oculus Innovative Sciences, Inc. and Computershare, Inc. and Computershare Trust Company, N.A., dated March 18, 2016 (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 18, 2016, and incorporated herein by reference).
4.25	Form of Warrant issued to Dawson James Securities, Inc. on March 31, 2016 (included as Exhibit 4.25 to the Company’s annual report on Form 10-K filed June 21, 2016, and incorporated herein by reference).
10.1	Form of Indemnification Agreement between Oculus Innovative Sciences, Inc. and its officers and directors (included as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.2	Office Lease Agreement, dated October 26, 1999, between Oculus Innovative Sciences, Inc. and RNM Lakeville, L.P. (included as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.3	Amendment No. 1 to Office Lease Agreement, dated September 15, 2000, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.4	Amendment No. 2 to Office Lease Agreement, dated July 29, 2005, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.5	Amendment No. 3 to Office Lease Agreement, dated August 23, 2006, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.6	Office Lease Agreement, dated May 18, 2006, between Oculus Technologies of Mexico, S.A. de C.V. and Antonio Sergio Arturo Fernandez Valenzuela (translated from Spanish) (included as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.7	Office Lease Agreement, dated July 2003, between Oculus Innovative Sciences, B.V. and Artikona Holding B.V. (translated from Dutch) (included as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.8	Form of Director Agreement (included as Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.9	Framework Agreement, dated June 16, 2005, by and among Javier Orozco Gutierrez, Quimica Pasteur, S de R.L., Jorge Paulino Hermosillo Martin, Oculus Innovative Sciences, Inc. and Oculus Technologies de Mexico, S.A. de C.V. (included as Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.10	Mercantile Consignment Agreement, dated June 16, 2005, between Oculus Technologies de Mexico, S.A. de C.V., Quimica Pasteur, S de R.L. and Francisco Javier Orozco Gutierrez (included as Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

10.11	Partnership Interest Purchase Option Agreement, dated June 16, 2005, by and between Oculus Innovative Sciences, Inc. and Javier Orozco Gutierrez (included as Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.12	Termination of Oculus Innovative Sciences, Inc. and Oculus Technologies de Mexico, S.A. de C.V.’s Agreements with Quimica Pasteur, S de R.L. by Jorge Paulino Hermosillo Martin (translated from Spanish) (included as Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.13	Termination of Oculus Innovative Sciences, Inc. and Oculus Technologies de Mexico, S.A. de C.V.’s Agreements with Quimica Pasteur, S de R.L. by Francisco Javier Orozco Gutierrez (translated from Spanish) (included as Exhibit 10.29 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.14	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Hojabr Alimi, dated January 1, 2004 (included as Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.15	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Jim Schutz, dated January 1, 2004 (included as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.16	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Robert Miller, dated June 1, 2004 (included as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.17	Amended and Restated Oculus Innovative Sciences, Inc. 2006 Stock Incentive Plan and related form stock option plan agreements (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 2, 2007, and incorporated herein by reference).
10.18	Amendment No. 4 to Office Lease Agreement, dated September 13, 2007, by and between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).
10.19	Amendment to Office Lease Agreement, effective February 15, 2008, by and between Oculus Innovative Sciences Netherlands B.V. and Artikona Holding B.V. (translated from Dutch) (included as Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).
10.20	Purchase Agreement by and between Oculus Innovative Sciences, Inc. and Robert Burlingame, dated January 26, 2009 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 29, 2009, and incorporated herein by reference).
10.21	Purchase Agreement by and between Oculus Innovative Sciences, Inc. and Non-Affiliated Investors, dated January 26, 2009 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 29, 2009, and incorporated herein by reference).
10.22	Revenue Sharing Distribution Agreement by and between Oculus Innovative Sciences, Inc. and VetCure, Inc., dated January 26, 2009 (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 29, 2009, and incorporated herein by reference).
10.23	Purchase Agreement by and between Oculus Innovative Sciences, Inc., Robert Burlingame and Seamus Burlingame, dated February 24, 2009 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 27, 2009, and incorporated herein by reference).
10.24	Amendment No. 1 to Revenue Sharing Distribution Agreement by and between Oculus Innovative Sciences, Inc. and VetCure, Inc., dated February 24, 2009 (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed February 27, 2009, and incorporated herein by reference).
10.25	Consultant Agreement by and between Oculus Innovative Sciences, Inc. and Robert C. Burlingame, dated April 1, 2009 (included as Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).
10.26	Microcyn U.S. Commercial Launch Agreement by and between Oculus Innovative Sciences, Inc. and Advocos, dated April 24, 2009 (included as Exhibit 10.53 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).
10.27	Amendment No. 5 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and RNM Lakeville, LLC, dated May 18, 2009 (included as Exhibit 10.54 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).
10.28	Engagement Agreement by and between Oculus Innovative Sciences, Inc. and Dawson James Securities, Inc., dated April 10, 2009 (included as Exhibit 10.55 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).
10.29	Amendment and Clarification of Engagement Letter by and between Oculus Innovative Sciences, Inc. and Dawson James Securities, Inc., dated July 2, 2009 (included as Exhibit 10.56 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).

10.30	Second Amendment and Clarification of Engagement Letter by and between Oculus Innovative Sciences, Inc. and Dawson James Securities, Inc., dated July 10, 2009 (included as Exhibit 10.57 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).
10.31†	Warrant Purchase Agreement by and between Oculus Innovative Sciences, Inc. and Dawson James Securities, Inc., dated July 13, 2009 (included as Exhibit 10.58 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).
10.32	Amendment No. 2 to Revenue Sharing, Partnership and Distribution Agreement between Oculus Innovative Sciences, Inc. and Vetericyn, Inc., dated July 24, 2009 (refiled as Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2010 filed April 29, 2011, and incorporated herein by reference).
10.33	Loan and Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, Inc., dated May 1, 2010 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 6, 2010, and incorporated herein by reference).
10.34†	Supplement to the Loan and Security Agreement between Oculus Innovative Sciences, Inc., and Venture Lending & Leasing V, Inc., dated May 1, 2010 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 6, 2010, and incorporated herein by reference).
10.35†	Amendment No. 3 to Revenue Sharing, Partnership and Distribution Agreement between Oculus Innovative Sciences, Inc. and Vetericyn, Inc., dated June 1, 2010 (refiled as Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2010 filed April 29, 2011, and incorporated herein by reference).
10.36	Amendment No. 1 to Exhibit A to the Revenue Sharing Distribution Agreement and to the Revenue Sharing, Partnership and Distribution Agreement as Revised and Amended, June 1, 2010, dated September 1, 2010 (included as Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2010, and incorporated herein by reference).
10.37	Continuous Offering Program Agreement between Oculus Innovative Sciences, Inc. and Rodman & Renshaw, LLC, dated September 3, 2010 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 17, 2010, and incorporated herein by reference).
10.38†	Purchase Agreement by and between Oculus Innovative Sciences, Inc. and accredited investors, dated February 6, 2009 (refiled as Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2010, and incorporated herein by reference).
10.39†	Distribution Agreement between Oculus Innovative Sciences, Inc. and Tianjin Ascent Import and Export Company, Ltd., dated January 28, 2011 (included as Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q filed February 4, 2011, and incorporated herein by reference).
10.40†	Exclusive Sales and Distribution Agreement between Oculus Innovative Sciences, Inc. and Quinnova Pharmaceuticals, Inc., dated February 14, 2011 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 18, 2011, and incorporated herein by reference).
10.41	Exclusive Co-Promotion Agreement between Oculus Innovative Sciences, Inc. and Quinnova Pharmaceuticals, Inc., dated February 14, 2011 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 18, 2011, and incorporated herein by reference).
10.42	Product Option Agreement between Oculus Innovative Sciences, Inc. and AmDerma Pharmaceuticals, LLC, dated February 14, 2011 (included as Exhibit 10.3 to the Company's Current Report on Form 8-K filed February 18, 2011, and incorporated herein by reference).
10.43	Amendment No. 6 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and RNM Lakeville, L.P., dated April 26, 2011 (included as Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed June 3, 2011, and incorporated herein by reference).
10.44	Loan and Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing VI, Inc., dated June 29, 2011 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).
10.45	Supplement to the Loan and Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing VI, Inc., dated June 29, 2011 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).
10.46	Amendment No. 1 to the Loan and Security Agreement and Supplement to the Loan and Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, Inc., dated June 29, 2011 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).
10.47	Intellectual Property Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing VI, Inc., dated June 29, 2011 (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).
10.48	Intellectual Property Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, Inc., dated June 29, 2011 (included as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).
10.49†	Oculus Innovative Sciences, Inc. 2011 Stock Incentive Plan (included as Exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2011, and incorporated herein by reference).

10.50†	Distribution Agreement between Oculus Innovative Sciences, Inc. and Shanghai Sunvic Technology Co. Ltd., dated June 26, 2011 (included as Exhibit 10.58 to the Company’s Quarterly Report on Form 10-Q filed August 4, 2011 and incorporated herein by reference).
10.51	Patent License Agreement-Exclusive between Oculus Innovative Sciences, Inc. and agencies of the United States Public Health Service within the Department of Health and Human Services, dated August 22, 2011 (included as Exhibit 10.60 to the Company’s Quarterly Report on Form 10-Q filed November 3, 2011, and incorporated herein by reference).
10.52†	Securities Purchase Agreement by and between the Company and the Purchasers, dated April 22, 2012 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).
10.53†	Collaboration Agreement between Oculus Innovative Sciences, Inc. and AmDerma Pharmaceuticals, LLC, dated June 21, 2012 (included as Exhibit 10.53 to the Company’s Annual Report on Form 10-K filed June 21, 2012 and incorporated herein by reference).
10.54†	License, Exclusive Distribution and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Oculus Technologies of Mexico, S.A. de C.V., and, More Pharma Corporation, S. de R.L. de C.V., dated August 9, 2012 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 15, 2012, and incorporated herein by reference).
10.55	Exclusive Distribution and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Oculus Technologies of Mexico, S.A. de C.V., and, More Pharma Corporation, S. de R.L. de C.V., dated August 9, 2012 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed August 15, 2012, and incorporated herein by reference).
10.56	Amendment No. 7 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and 1125-1137 North McDowell, LLC, dated October 10, 2012 (included as Exhibit 10.58 to the Company’s Quarterly Report on Form 10-Q filed November 8, 2012, and incorporated herein by reference).
10.57	Stock Purchase Agreement by and between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, LLC and Venture Lending & Leasing VI, LLC, dated October 30, 2012 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 1, 2012, and incorporated herein by reference).
10.58	Letter Agreement by and between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, Inc., dated October 30, 2012 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed November 1, 2012, and incorporated herein by reference).
10.59	Letter Agreement by and between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing VI, Inc., dated October 30, 2012 (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed November 1, 2012, and incorporated herein by reference).
10.60	Side Letter Agreement to the Stock Purchase Agreement dated April 22, 2012 by and between Oculus Innovative Sciences, Inc., on one hand, and Sabby Healthcare Volatility Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. on the other hand, dated October 29, 2012 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed November 1, 2012, and incorporated herein by reference).
10.61	Offer of Employment Letter between Oculus Innovative Sciences, Inc. and Sameer Harish, effective as of February 1, 2013 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 4, 2013, and incorporated herein by reference).
10.62	Employment Agreement by and between Ruthigen, Inc. and Hojabr Alimi, dated March 21, 2013 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 22, 2013, and incorporated herein by reference).
10.63	License and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated May 23, 2013 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 7, 2013, and incorporated herein by reference).
10.64	Shared Services Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated May 23, 2013 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed June 7, 2013, and incorporated herein by reference).
10.65	Amendment to Offer of Employment Letter between Oculus Innovative Sciences, Inc. and Sameer Harish, dated May 23, 2013 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed June 7, 2013, and incorporated herein by reference).
10.66	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Jim Schutz, dated June 20, 2013 (included as Exhibit 10.68 to the Company’s Annual Report on Form 10-K, filed June 25, 2013 and incorporated herein by reference).
10.67	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Robert Miller, dated June 20, 2013 (included as Exhibit 10.69 to the Company’s Annual Report on Form 10-K, filed June 25, 2013 and incorporated herein by reference).
10.68	Separation Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated August 2, 2013 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 8, 2013 and incorporated herein by reference).
10.69

Amendment No. 1 to License and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated October 9, 2013 (included as Exhibit 10.64 to the Company’s 10-Q filed November 19, 2013 and incorporated herein by reference).

10.70	Amendment No. 2 to License and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated November 6, 2013 (included as Exhibit 10.65 to the Company’s 10-Q filed November 19, 2013 and incorporated herein by reference).
10.71	Letter Agreement by and between Oculus Innovative Sciences, Inc., Venture Lending & Leasing V, Inc., and Venture Lending & Leasing VI, Inc., dated November 6, 2013 (filed as Exhibit 10.66 to the Company’s 10-Q filed November 19, 2013 and incorporated herein by reference).
10.72	Form of Securities Purchase Agreement by and between Oculus Innovative Sciences, Inc. and the Purchasers, dated December 4, 2013 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 6, 2013, and incorporated herein by reference).
10.73	Funding Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated January 31, 2014 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 6, 2014, and incorporated herein by reference).
10.74	Amended Separation Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated January 31, 2014 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 6, 2014, and incorporated herein by reference).
10.75	Amendment No. 3 to License and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated January 31, 2014 (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 6, 2014 and incorporated herein by reference).
10.76	Amendment No. 1 to Shared Services Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated January 31, 2014 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 6, 2014).
10.77	Letter Agreement by and between Oculus Innovative Sciences, Inc. and Hojabr Alimi, dated January 31, 2014 (included as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed February 6, 2014).
10.78	Form of Securities Purchase Agreement by and between Oculus Innovative Sciences, Inc. and the Purchasers, dated February 21, 2014 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 26, 2014 and incorporated herein by reference).
10.79	At-the-Market Issuance Sales Agreement, dated April 2, 2014, by and between Oculus Innovative Sciences, Inc. and MLV & Co. LLC (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 2, 2014 and incorporated herein by reference).
10.80	Lease Agreement by and between Oculus Innovative Sciences, Inc. and 2500 York, L.P., dated July 9, 2014 (included as Exhibit 10.82 to the Company’s Quarterly Report on Form 10-Q filed August 12, 2014, and incorporated by reference).
10.81	Securities Purchase Agreement, dated January 8, 2015, by and between Oculus Innovative Sciences, Inc. and two investors, Ruthigen, Inc. and Dawson James Securities, Inc. (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 12, 2015 and incorporated herein by reference).
10.82	Underwriting Agreement entered into by and between Oculus Innovative Sciences, Inc. and Maxim Group LLC as representative of the underwriters named on Schedule A thereto, dated January 20, 2015 (included as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
10.83†	Sales Representation Contract, dated February 1, 2015, by and between Oculus Innovative Sciences, Inc. and SLA Brands, Inc. (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 2, 2015 and incorporated herein by reference).
10.84	Securities Purchase Follow-Up Agreement, dated March 13, 2015, by and between Oculus Innovative Sciences, Inc., two investors, Ruthigen, Inc. and Dawson James Securities, Inc. (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 16, 2015 and incorporated herein by reference).
10.85	Securities Purchase Agreement, dated March 13, 2015, by and between Oculus Innovative Sciences, Inc., several investors, Ruthigen, Inc. and Dawson James Securities, Inc. (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 16, 2015 and incorporated herein by reference).
10.86	Agreement, dated March 13, 2015, by and between Oculus Innovative Sciences, Inc. and Pulmatrix, Inc. (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 16, 2015 and incorporated herein by reference).
10.87	Agreement, dated March 13, 2015, by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc. (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 16, 2015 and incorporated herein by reference).
10.88†	Amendment No. 1 to Sales Representation Contract, dated November 6, 2015, by and between Oculus Innovative Sciences, Inc. and SLA Brands, Inc. (included as Exhibit 10.88 to the Company’s Quarterly Report on Form 10-Q filed February 16, 2016, and incorporated herein by reference).
10.89	Underwriting Agreement entered into by and between Oculus Innovative Sciences, Inc. and Dawson James Securities, Inc. as representative of the underwriters named on Schedule 1 thereto, dated March 18, 2016 (included as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed March 18, 2016 and incorporated herein by reference).
10.90	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Jim Schutz, dated July 26, 2016 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 29, 2016, and incorporated herein by reference).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
27

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
†	Confidential treatment has been granted with respect to certain portions of this agreement.

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

OCULUS INNOVATIVE SCIENCES, INC.

Date: August 9, 2016	By:	/s/ Jim Schutz
Jim Schutz
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2016	By:	/s/ Robert Miller
Robert Miller
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

29