Form 10-Q
period 2016-09-30
Oculus Innovative Sciences, Inc.
filed 2016-11-15
CIK 1367083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of November 9, 2016 the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 4,212,431.

OCULUS INNOVATIVE SCIENCES, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30,	March 31,
	2016	2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,254	$7,469
Accounts receivable, net	2,260	2,274
Inventories, net	2,085	1,640
Prepaid expenses and other current assets	793	1,505
Total current assets	8,392	12,888
Property and equipment, net	794	850
Other assets	55	65
Total assets	$9,241	$13,803

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,284	$1,337
Accrued expenses and other current liabilities	1,189	1,526
Deferred revenue	651	574
Current portion of long-term debt	28	114
Total current liabilities	3,152	3,551
Deferred revenue, less current portion	–	112
Long-term debt, less current portion	50	–
Total liabilities	3,202	3,663
Commitments and Contingencies (Note 5)
Stockholders’ Equity
Convertible preferred stock, $0.0001 par value; 714,286 shares authorized, none issued and outstanding at September 30, 2016 and March 31, 2016, respectively	–	–
Common stock, $0.0001 par value; 12,000,000 shares authorized at September 30, 2016 and March 31, 2016, 4,206,020 (unaudited) and 4,196,873 shares issued and outstanding at September 30, 2016 and March 31, 2016, respectively (Note 6)	1	1
Additional paid-in capital	167,185	166,368
Accumulated deficit	(156,892)	(152,375)
Accumulated other comprehensive loss	(4,255)	(3,854)
Total stockholders’ equity	6,039	10,140
Total liabilities and stockholders’ equity	$9,241	$13,803

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Revenues
Product	$3,809	$3,404	$7,318	$6,320
Product licensing fees and royalties	75	339	150	786
Service	224	311	451	628
Total revenues	4,108	4,054	7,919	7,734
Cost of revenues
Product	1,822	1,717	3,529	3,233
Service	204	247	389	538
Total cost of revenues	2,026	1,964	3,918	3,771
Gross profit	2,082	2,090	4,001	3,963
Operating expenses
Research and development	379	412	739	879
Selling, general and administrative	3,643	3,536	7,773	7,253
Total operating expenses	4,022	3,948	8,512	8,132
Loss from operations	(1,940)	(1,858)	(4,511)	(4,169)
Interest expense	(1)	(1)	(2)	(1)
Interest income	1	1	2	1
Gain due to change in fair value of derivative liabilities	–	65	–	6
Other (expense) income, net	(9)	30	(6)	60
Net loss	$(1,949)	$(1,763)	$(4,517)	$(4,103)
Net loss per common share: basic and diluted	$(0.46)	$(0.54)	$(1.08)	$(1.30)
Weighted-average number of shares used in per common share calculations:
Basic and diluted	4,202	3,251	4,195	3,144
Other comprehensive loss
Net loss	$(1,949)	$(1,763)	$(4,517)	$(4,103)
Foreign currency translation adjustments	(168)	(253)	(401)	(324)
Comprehensive loss	$(2,117)	$(2,016)	$(4,918)	$(4,427)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

OCULUS INNOVATIVE SCIENCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended September 30,
	2016	2015
	(In thousands)
Cash flows from operating activities
Net loss	$(4,517)	$(4,103)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	118	122
Stock-based compensation	817	904
Service provider expenses settled with common stock	–	107
Gain due to change in fair value of derivative liabilities	–	(6)
Foreign currency transaction gains	(16)	(42)
Changes in operating assets and liabilities:
Accounts receivable, net	(134)	(1,158)
Due from affiliate	–	–
Inventories, net	(565)	(352)
Prepaid expenses and other current assets	661	115
Accounts payable	(22)	273
Accrued expenses and other current liabilities	(382)	366
Deferred revenue	39	(559)
Net cash used in operating activities	(4,001)	(4,333)
Cash flows from investing activities:
Purchases of property and equipment	(64)	(229)
Proceeds from sale of long-term investment	–	4,538
Long-term deposits	5	(9)
Net cash (used in) provided by investing activities	(59)	4,300
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	–	2,000
Proceeds from exercise of common stock purchase warrants	–	14
Principal payments on long-term debt	(100)	(87)
Net cash (used in) provided by financing activities	(100)	1,927
Effect of exchange rate on cash and cash equivalents	(55)	(56)
Net (decrease) increase in cash and cash equivalents	(4,215)	1,838
Cash and cash equivalents, beginning of period	7,469	6,136
Cash and cash equivalents, end of period	$3,254	$7,974
Supplemental disclosure of cash flow information:
Cash paid for interest	$2	$1
Non-cash operating and financing activities:
Issuance of common stock to settle obligation	$–	$96

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2016 and for the three and six months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The unaudited condensed consolidated balance sheet as of September 30, 2016, the condensed consolidated statements of comprehensive loss for the three and six months ended September 30, 2016 and 2015, and the condensed consolidated statements of cash flows for the six months ended September 30, 2016 and 2015 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and six months ended September 30, 2016 are not necessarily indicative of results to be expected for the year ending March 31, 2017 or for any future interim period. The condensed consolidated balance sheet at March 31, 2016 has been derived from audited consolidated financial statements. However, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended March 31, 2016, and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on June 21, 2016.

Reverse Stock Split

Effective June 24, 2016, the Company effected a reverse stock split of its common stock, par value $0.0001 per share. Every 5 shares of common stock were reclassified and combined into one share of common stock. No fractional shares were issued as a result of the reverse stock split. Instead, stockholders entitled to receive fractional shares received cash in the amount equal to the closing price per share of the Company’s common stock as reported on the NASDAQ Capital Market as of 5:00 p.m. Eastern Time on June 24, 2016, multiplied by the fraction of one share owned by the stockholder. The reverse stock split reduced the number of shares of the Company’s common stock outstanding from 21,004,857 to 4,200,756. The total number of authorized shares of common stock was also proportionally decreased by a ratio of 1:5 and the par value per share of the common stock continued to be $0.0001.

All common shares and per share amounts contained in the condensed consolidated financial statements have been retroactively adjusted to reflect a 1 for 5 reverse stock split.

Note 2.	Liquidity and Financial Condition

The Company reported a net loss of $4,517,000 for the six months ended September 30, 2016. At September 30, 2016 and March 31, 2016, the Company’s accumulated deficit amounted to $156,892,000 and $152,375,000, respectively. The Company had working capital of $5,240,000 and $9,337,000 as of September 30, 2016 and March 31, 2016, respectively. The Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital to pursue its product development initiatives, penetrate markets for the sale of its products and continue as a going concern.

On October 27, 2016, the Company, along with its Mexican subsidiary and manufacturer Oculus Technologies of Mexico, S.A. de C.V., closed on an asset purchase agreement with Invekra, S.A.P.I de C.V., an affiliate of Laboratorios Sanfer S.A. de C.V., for the sale of certain of its Latin America assets. Specifically, the Company agreed to sell certain patents, patent applications, trademarks, and manufacturing equipment for Mexico, the Caribbean and South America, excluding the sale of dermatology products in Brazil.

The aggregate purchase price that Invekra will pay for the assets is $22,000,000, of which $18,000,000 was paid upon closing, $1,500,000 will be held in escrow until completion of its obligations to deliver certain equipment and technology, and $2,500,000 will be paid in Mexican currency in quarterly installments over a period of ten years from closing as consideration for the provision of certain services and providing technical assistance, calculated as three per cent on net sales of certain products in Latin America, excluding Mexico. Because the $2,500,000 is to be paid in foreign currency, we may receive more or less than $2,500,000 due to currency fluctuations (See Subsequent Events Note 11).

The Company currently anticipates that its cash and cash equivalents, including the proceeds from the sale to Invekra, will be sufficient to meet its working capital requirements to continue its sales and marketing and research and development efforts for at least 12 months from the date of filing this quarterly report.

Note 3.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Significant estimates and assumptions include reserves and write-downs related to receivables and inventories, the recoverability of long-lived assets, the valuation allowance relating to the Company’s deferred tax assets, valuation of equity and derivative instruments, debt discounts, valuation of investments, and the estimated amortization periods of upfront product licensing fees received from customers. Periodically, the Company evaluates and adjusts estimates accordingly. The allowance for doubtful accounts represents probable credit losses of $2,000 and $15,000 at September 30, 2016 and March 31, 2016, respectively. Additionally at September 30, 2016 and March 31, 2016 the Company has allowances of $788,000 and $653,000, respectively, related to potential discounts, returns, distributor fees and rebates. The allowances are included in Accounts Receivable, net in the accompanying condensed consolidated balance sheets.

Net Loss per Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The following were excluded from the computation of diluted shares outstanding due to the losses for the three months ended September 30, 2016 and 2015, as they would have had an anti-dilutive impact on the Company’s net loss (all amounts are rounded to the nearest thousand).

	September 30,
	2016	2015
Options to purchase common stock	746,000	740,000
Warrants to purchase common stock	1,466,000	1,267,000
	2,212,000	2,007,000

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company classifies common stock purchase warrants and other free standing derivative financial instruments as equity if the contracts (i) require physical settlement or net-share settlement or (ii) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (ii) give the counterparty a choice of net cash settlement or settlement in shares (physical settlement or net-share settlement), or (iii) contain reset provisions as either an asset or a liability. The Company assesses classification of its freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company determined that its freestanding derivatives, which principally consist of warrants to purchase common stock, satisfied the criteria for classification as equity instruments.

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

Due to changing market conditions, estimated future requirements, age of the inventories on hand and production of new products, the Company regularly reviews inventory quantities on hand and records a provision to write down excess and obsolete inventory to its estimated net realizable value. The Company recorded reserves to reduce the carrying amounts of inventories to their net realizable value in the amounts of $163,000 and $164,000 at September 30, 2016 and March 31, 2016.

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

As of September 30, 2016 and March 31, 2016, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date the condensed consolidated financial statements were issued (See Subsequent Events Note 11).

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01 Financial Instruments-Overall, which address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Earlier application is permitted under specific circumstances. The Company is currently assessing the potential impact of this standard on its financial statements.

Accounting standards that have been issued or proposed by the Financial Accounting Standards Board (“FASB”), SEC and/or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the condensed consolidated financial statements upon adoption.

Note 4.	Condensed Consolidated Balance Sheets

Inventories, net

Inventories, net consist of the following:

	September 30,	March 31,
	2016	2016
Raw materials	$1,392,000	$1,104,000
Finished goods	693,000	536,000
	$2,085,000	$1,640,000

Notes Payable

On January 25, 2016, the Company entered into a note agreement for $146,000 with an interest rate of 6.25% per annum. This instrument was issued in connection with financing insurance premiums. The note is payable in monthly installments of $16,000 with the final payment on October 25, 2016. During the six months ended September 30, 2016, the Company made principal and interest payments of $98,000 and $2,000, respectively. The remaining balance of this note amounted to $16,000 at September 30, 2016 which is included in the current portion of long-term debt in the accompanying condensed consolidated balance sheet.

On August 10, 2016, the Company entered into a note agreement for $26,000 with an interest rate of 2.49% per year, and monthly payment of $600. This instrument was issued in connection with the financing of an automobile. During the three months ended September 30, 2016, the Company made principal and interest payments related to this note in the amounts of $2,000 and $50, respectively. The remaining balance of this note amounted to $24,000 at September 30, 2016, of which $5,000 is included in the current portion of long-term debt in the accompanying condensed consolidated balance sheet.

On September 27, 2016, the Company entered into a note agreement for $38,000 with an interest rate of 0%, and monthly payment of $400. This instrument was issued in connection with the financing of an automobile. During the three months ended September 30, 2016, the Company did not pay principal related to this note. The remaining balance of this note amounted to $38,000 at September 30, 2016, of which $7,000 is included in the current portion of long-term debt in the accompanying condensed consolidated balance sheet.

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

As of September 30, 2016 the Company had employment agreements in place with four of its key executives. The agreements provide, among other things, for the payment of nine to twenty-four months of severance compensation for terminations under certain circumstances. With respect to these agreements, at September 30, 2016, aggregated annual salaries would be $944,000 and potential severance payments to these key executives would be $1,194,000, if triggered.

Note 6.	Stockholders’ Equity

Authorized Capital

The Company is authorized to issue up to 12,000,000 shares of common stock with a par value of $0.0001 per share and 714,286 shares of convertible preferred stock with a par value of $0.0001 per share.

Common Stock Issued Services Provider

On April 24, 2009, the Company entered into an agreement with Advocos LLC, a contract sales organization that serves as part of the Company’s sales force, for the sale of the Company’s wound care products in the United States. Pursuant to the agreement, the Company agreed to pay the contract sales organization a monthly fee and potential bonuses that will be based on achievement of certain levels of sales. The Company agreed to issue the contract sales organization cash or shares of common stock to settle fees for its services. During the six months ended September 30, 2015, the Company issued 135,485 shares of common stock, with a fair market value of $203,000, in connection with this agreement. The Company has determined that the fair value of the common stock was more readily determinable than the fair value of the services rendered. During the six months ended September 30, 2015, the Company recorded $107,000 of expense related to stock issued pursuant to this agreement and settled $96,000 of fees accrued in prior periods. The expense was recorded as selling, general and administrative expense in the accompanying condensed consolidated statement of comprehensive loss for the six months ended September 30, 2015. This agreement was terminated on September 28, 2016. Pursuant to the termination agreement the Company agreed to pay outstanding fees of $111,000, issue 14,390 shares of common stock with a current fair value of $62,000, and transfer certain assets valued at $62,000 related to a product line the Company deemed to be non-core and immaterial to its operations. The expense was recorded as selling, general and administrative expense in the accompanying condensed consolidated statement of comprehensive loss for the six months ended September 30, 2016.

Note 7.	Stock-Based Compensation

Performance Based Awards Program

The Company’s Compensation Committee approved a short-term performance based bonus program for fiscal 2016 with predetermined objectives related to revenue and expense targets. In the event the fiscal 2016 objectives were met, eighty-percent of the options would have vested on June 30, 2016. On August 21, 2015, certain executives and senior managers were granted an aggregate of 75,500 stock options in connection with this program. The stock options have an exercise price of $5.80 and expire ten years from the date of grant. At March 31, 2016, it was determined targets were met related to 50,400 stock options which vested on June 30, 2016. At March 31, 2016, 10,000 stock options expired due to targets that were not met. The vesting of the remaining 15,100 stock options was at the discretion of the Company’s Compensation Committee to be determined during the three months ended June 30, 2016. The Company’s Compensation Committee determined 14,772 of the 15,100 discretionary stock options vested at June 30, 2016 and 228 of the discretionary stock options expired unvested.

The Company also approved a long-term market-based stock option bonus program for senior managers. Vesting of the stock options granted as part of this program is contingent upon the achievement of four separate target stock prices. The market-based options vest based on the 30 trading day trailing average of the stock price of the Company’s common stock with options vesting in 25% increments at each of the target stock prices. On the last day of each quarter, the chief executive officer and/or chief financial officer will determine if any of the target stock prices have been met by evaluating the period between the quarter end date and the grant date of the option. In the event that a target stock price has been met, the senior manager will be notified that such options have vested. At the end of five years from the date of the grant, if the stock target prices have not been met, then the unvested portion of the option will expire. On August 21, 2015, certain senior managers were granted an aggregate of 23,750 stock options in connection with this program. The stock options have an exercise price of $5.80 and if they vest will expire ten years from the date of grant. None of these options vested as of September 30, 2016.

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

The expected term of the stock options represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by the Securities and Exchange Commission's Staff Accounting Bulletin No. 110 for “plain vanilla” options. The expected stock price volatility for the Company’s stock options was determined by using an average of the historical volatilities of the Company and its industry peers. The Company will continue to analyze the stock price volatility and expected term assumptions as more data for the Company’s common stock and exercise patterns become available. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. The Company estimates forfeitures based on historical experience and reduces compensation expense accordingly. The estimated forfeiture rates used during the six months ended September 30, 2016 ranged from 4.65% to 6.01%. The estimated forfeiture rates used during the six months ended September 30, 2015 ranged from 1.18% to 1.81%.

The Company estimated the fair value of employee and non-employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service periods of the respective awards. The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Expected life	9.10 years	5.95 years	7.97 years	6.32 years
Risk-free interest rate	1.49%	1.62%	1.45%	1.66%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Volatility	98%	89%	94%	89%
Fair value of options granted	$3.64	$4.25	$3.68	$4.40

Share-based awards compensation expense is as follows:

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,
	2016	2015	2016	2015
Cost of service revenue	$66,000	$62,000	$134,000	$117,000
Research and development	60,000	88,000	124,000	161,000
Selling, general and administrative	280,000	342,000	559,000	626,000
Total stock-based compensation	$406,000	$492,000	$817,000	$904,000

At September 30, 2016, there were unrecognized compensation costs of $981,000 related to stock options which are expected to be recognized over a weighted-average amortization period of 1.21 years.

Stock-Based Award Activity

Stock-based awards outstanding at September 30, 2016 under the various plans are as follows:

Plan	Awards Outstanding
2006 Plan	171,000
2011 Plan	575,000
746,000
Awards available for grant as of September 30, 2016	372,000

Stock options award activity is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at April 1, 2016	753,000	$21.47
Options granted	25,000	4.49
Options exercised	–	–
Options forfeited	(15,000)	7.09
Options expired	(17,000)	22.68
Outstanding at September 30, 2016	746,000	$20.59	7.44	$2
Exercisable at September 30, 2016	544,000	$24.91	6.99	$–

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock, or $4.34 per share at September 30, 2016.

Restricted stock award activity is as follows:

	Number of Shares	Weighted Average Award Date Fair Value per Share
Unvested restricted stock awards outstanding at April 1, 2016	–	$–
Restricted stock awards granted	9,000	4.47
Restricted stock awards vested	(9,000)	4.47
Restricted stock awards forfeited	–	–
Unvested restricted stock awards outstanding at September 30, 2016	–	$–

Restricted stock awards were issued to non-employee directors for services in the six months ended September 30, 2016.

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options.

The Company did not capitalize any cost associated with stock-based compensation.

The Company issues new shares of common stock upon exercise of stock based awards.

Note 8.	Income Taxes

The Company has completed a study to assess whether a change in control has occurred or whether there have been multiple changes of control since the Company’s formation. The Company determined, based on the results of the study, no change in control occurred for purposes of Internal Revenue Code section 382. The Company, after considering all available evidence, fully reserved its deferred tax assets since it is more likely than not, such benefits, will not be realized in future periods. The Company incurred losses for both financial reporting and income tax purposes for the year ended March 31, 2016. Accordingly, the Company is continuing to fully reserve for its deferred tax assets. The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the Company’s deferred income tax assets satisfy the realization standards, the valuation allowance will be reduced accordingly. The Company is currently evaluating the tax impact of the Invekra asset purchase agreement (See Subsequent Events Note 11).

As a result of certain realization requirements of Accounting Standards Codification Topic 718, the Company’s deferred tax assets and liabilities do not include certain deferred tax assets at September 30, 2016 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting purposes. Equity will be increased by approximately $533,000 if and when such deferred tax assets are ultimately realized.

Note 9.	Segment and Geographic Information

The Company generates product revenues from wound care products that are sold into the human and animal healthcare markets, and the Company generates service revenues from laboratory testing services, which are provided to medical device manufacturers.

The Company operates a single segment business for product revenues, which consists of three geographical sales territories as follows:

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,
Geographic region	2016	2015	2016	2015
United States	$1,697,000	$1,186,000	$3,070,000	$1,973,000
Latin America	1,192,000	1,266,000	2,290,000	2,824,000
Europe and Rest of World	920,000	952,000	1,958,000	1,523,000
	3,809,000	3,404,000	7,318,000	6,320,000
Product license fees and royalties	75,000	339,000	150,000	786,000
Total product related revenues	$3,884,000	$3,743,000	$7,468,000	$7,106,000

The following table shows the Company’s product license fees and royalties revenues by partner:

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,
Partner	2016	2015	2016	2015
Exeltis	$–	$103,000	$–	$157,000
Innovacyn	–	9,000	–	29,000
Laboratorios Sanfer (affiliate of Invekra)	75,000	227,000	150,000	600,000
Total product license fees and royalties	$75,000	$339,000	$150,000	$786,000

The Company’s service revenues amounted to $224,000 and $311,000 for the three months ended September 30, 2016 and 2015, respectively.

The Company’s service revenues amounted to $451,000 and $628,000 for the six months ended September 30, 2016 and 2015, respectively.

Note 10.	Significant Customer Concentrations

For the three months ended September 30, 2016, one customer represented 29% of net revenue. For the three months ended September 30, 2015, one customer represented 37% of net revenue.

For the six months ended September 30, 2016, one customer represented 29% of net revenue. For the six months ended September 30, 2015, one customer represented 44% of net revenue.

At September 30, 2016, one customer represented 44%, one customer represented 17%, and two customers each represented 14%, and one customer represented 13% of the net accounts receivable balance. At March 31, 2016, one customer represented 33% of the net accounts receivable balance.

Note 11.	Subsequent Events

Section 382 Rights Agreement

On October 18, 2016, the Company’s board of directors approved, and entered into, a Section 382 rights agreement, or the Rights Agreement, with Computershare Inc., or the Rights Agent. The Rights Agreement provides for a dividend of one preferred stock purchase right, or a Right, for each share of common stock, par value $0.0001 per share, of the Company outstanding on November 1, 2016, or the Record Date. Each Right entitles the holder to purchase from us one one-thousandth of a share of Series B Preferred Stock, par value $0.0001 per share, or the Preferred Stock, for a purchase price of $10.00, subject to adjustment as provided in the Rights Agreement. The description and terms of the Rights are set forth in the Rights Agreement.

In connection with the adoption of the Rights Agreement, the Company’s board of directors adopted a Certificate of Designation of Series B Preferred Stock. The Certificate of Designation was filed with the Secretary of State of the State of Delaware and became effective on October 18, 2016.

The Company’s board of directors adopted the Rights Agreement to protect shareholder value by guarding against a potential limitation on its ability to use its net operating loss carryforwards, or NOLs, and other tax benefits, which may be used to reduce potential future income tax obligations. The Company experienced and continues to experience substantial operating losses, and under the Internal Revenue Code of 1986, as amended, and rules promulgated thereunder, it may “carry forward” these NOLs and other tax benefits in certain circumstances to offset any current and future earnings and thus reduce its income tax liability, subject to certain requirements and restrictions. To the extent that the NOLs and other tax benefits do not otherwise become limited, the Company believes that it will be able to carry forward a significant amount of NOLs and other tax benefits, and therefore these NOLs and other tax benefits could be a substantial asset to the Company. However, if the Company experiences an “ownership change,” as defined in Section 382 of the Code, its ability to use its NOLs and other tax benefits will be substantially limited. Generally, an ownership change would occur if shareholders who own, or are deemed to own, 5% or more of the Company’s common stock increase their collective ownership in the Company by more than 50% over a rolling three-year period.

Asset Purchase Agreement

On October 27, 2016, the Company, along with its Mexican subsidiary and manufacturer Oculus Technologies of Mexico, S.A. de C.V., closed on an asset purchase agreement with Invekra, S.A.P.I de C.V., an affiliate of Laboratorios Sanfer S.A. de C.V., for the sale of certain of its Latin America assets. Specifically, the Company agreed to sell certain patents, patent applications, trademarks, and manufacturing equipment for Mexico, the Caribbean and South America, excluding the sale of dermatology products in Brazil.

The aggregate purchase price that Invekra will pay for the assets is $22,000,000, with $18,000,000 paid in cash upon closing, $1,500,000 held in escrow until completion of its obligations to deliver certain equipment and technology, and $2,500,000 to be paid in Mexican currency in quarterly installments over a period of ten years from closing as consideration for the provision of certain services and providing technical assistance, calculated as three per cent on net sales of certain products in Latin America, excluding Mexico. Because the $2,500,000 is to be paid in foreign currency, we may receive more or less than $2,500,000 due to currency fluctuations.

In connection with the asset purchase agreement, the Company and Invekra entered into several ancillary agreements.

•	Pursuant to a services and technical assistance agreement the Company will provide the technology, know-how and assistance to Invekra to enable Invekra to manufacture the products as currently produced by the Company.

•	Pursuant to three assignment of rights agreements the Company will assign our rights with respect to the license, exclusive distribution and supply agreements with More Pharma Corporation and its Mexico animal health care partner, Grimann, and continue to supply products for a period of two years, subject to mutual extension.

•	Pursuant to an amendment agreement to the acquisition option the Company was granted an option to recover the health registrations in Mexico in case of default by Invekra under the agreements.

•	Pursuant to two patent assignment agreements the Company assigned its rights in Mexican and Brazilian patents to Invekra.

•	Pursuant to two trademark assignment agreements the Company assigned its rights in Mexican and Brazilian trademarks to Invekra.

The Company will continue to supply its Microcyn® products pursuant to the Company’s partner agreements to Laboratorios Sanfer and its animal health partner Grimann S.A. de C.V. for a transition period, at a reduced price from its current price list, while Invekra builds its own manufacturing line. At the conclusion of the transition period, the Company will cease to be a supplier of product to Laboratorios Sanfer and Grimann S.A. de C.V. The Company is uncertain as to the duration of the transition period or when Inverka will complete the build of its manufacturing line.  Pursuant to the agreement the Company is subject to a potential penalty for failure to supply the products for a consecutive period of six months. The penalty, if triggered, will require the Company to make a one-time payment of $2,000,000 to Invekra. The penalty is set to decrease by 12.5% each quarter of the term of the supply period, which is two years.

Additionally, the Company will incur additional cost to fulfill its obligations to deliver certain equipment and technology. The cost to build the equipment is currently under review and cannot be accurately estimated at this time.

Share Issuance

On November 4, 2016, the Company issued 6,411 shares of common stock valued at $3.90 per share to a service provider for services provided to the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as of September 30, 2016 and our audited consolidated financial statements for the year ended March 31, 2016 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 21, 2016.

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

•

Microcyn® or Microdacyn60® (sold under a variety of brand names), a line of products base on electrically charged oxychlorine small molecules designed to target a wide range of pathogens including viruses, fungi, spores and bacteria, including antibiotic-resistant strains.

Our key product outside the United States is:

•	Microcyn® or Microdacyn60® (sold under a variety of brand names), a line of products based on electrically charged oxychlorine small molecules designed to target a wide range of pathogens including viruses, fungi, spores and bacteria, including antibiotic-resistant strains.

To date, we have obtained 15 clearances from the U.S. Food and Drug Administration, or FDA, that permit us to sell our products as medical devices for Section 510(k) of the Federal Food, Drug and Cosmetic Act in the United States.

Outside the United Sates, we sell products for dermatological and advanced tissue care with a European Conformity marking (known as Conformité Européenne or CE) covering 25 of our products, and various approvals in China, Southeast Asia, and the Middle East.

On October 27, 2016, we, along with our Mexican subsidiary and manufacturer Oculus Technologies of Mexico, S.A. de C.V., closed on an asset purchase agreement with Invekra, S.A.P.I de C.V., an affiliate of Laboratorios Sanfer S.A. de C.V., for the sale of certain of our Latin America assets. Specifically, we have agreed to sell certain patents, patent applications, trademarks, and manufacturing equipment for Mexico, the Caribbean and South America, excluding the sale of dermatology products in Brazil.

The aggregate purchase price that Invekra will pay for the assets is $22,000,000, with $18,000,000 paid in cash upon closing, $1,500,000 held in escrow until completion of our obligations to deliver certain equipment and technology, and $2,500,000 to be paid in Mexican currency in quarterly installments over a period of ten years from closing as consideration for the provision of certain services and providing technical assistance, calculated as three per cent on net sales of certain products in Latin America, excluding Mexico. Because the $2,500,000 is paid in foreign currency, we may receive more or less than $2,500,000 due to currency fluctuations.

As a result of the asset purchase agreement and arrangement, we expect our revenues in Latin America will decrease significantly. Pursuant to the arrangement, going forward we will receive a royalty of 3% on all Latin American net revenues (outside of Mexico), with a minimum payment of $250,000 per year for the next ten years, to be paid quarterly in Mexican pesos. Due to currency fluctuations, we may not receive the full $250,000 in U.S. dollars. Additionally, while Invekra sets up their manufacturing, we will continue to supply Invekra with product at a reduced price.

We believe that the sale of the Latin America assets is in line with our overall turnaround strategy to focus on our core dermatology business and generate cash from our non-core businesses to support the higher margin and higher-growth dermatology business. As a result of the sale of our Latin America assets, we expect our Latin America revenues will decrease and our total revenues will decrease in the short-term until our U.S. based dermatology revenues increase longer-term. We believe focusing on higher margin dermatology products, utilizing an internal sales force, allows us to better control and grow our future results rather than relying on external partners for marketing and sales. We intend to use the proceeds from the sale of the Latin America assets to increase our direct sales force and grow our product line and continue to expand our markets and Company.

Our Strategy

Our strategy is to in-license, acquire, develop and commercialize unique, affordable and differentiated therapies that we believe advance the standard of care for patients with dermatological diseases. The key components of our strategy are to:

•	Expand our Internal U.S. Sales Force: We continue to hire additional experienced sales people who have established relationships with dermatologists in their territories.

•	Develop and Launch New Dermatology Products: We currently sell eight prescription dermatology products in the United States, and have a strong product pipeline of new products, including our new product, Lasercyn, intended for the management of post-non-ablative laser therapy procedures, post-microdermabrasion therapy and following superficial chemical peels, that we intend to launch over the next three months.

•	Create a Competitive Pricing Strategy: We have and will continue to develop a unique product pricing strategy, which we believe solves many of the challenges associated with the prescription dermatology market’s current pricing and rebate programs.

•	Develop a Pharmaceutical Line: We plan to acquire or develop pharmaceutical products with affordable clinical trials to increase our market presence and create innovator patent protection.

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

Comparison of the Three Months Ended September 30, 2016 and 2015

Revenues

Total revenues for the three months ended September 30, 2016 of $4,108,000 increased by $54,000 or 1%, as compared to $4,054,000 for the three months ended September 30, 2015. Product revenues for the three months ended September 30, 2016 of $3,809,000 increased by $405,000 or 12% when compared to the same period in the prior year. This increase was the result of strong growth in the United States, offset by a decline in Europe and Rest of World, and Latin America due to a 15% decline in the peso. Product licensing fees and royalties of $75,000 decreased by $264,000, largely related to a reduction in the amortization of upfront payments from Laboratorios Sanfer, S.A. de C.V. ( a subsidiary of Invekra), and the loss of our former partners Innovacyn and Exeltis.

Product revenues in the United States for the three months ended September 30, 2016 of $1,697,000, increased by $511,000, or 43%, when compared to the same period in the prior year. This increase was mostly the result of higher sales of our dermatology and animal health products. We currently have a direct sales force team of 22 focused on selling our dermatology product portfolio of seven products, for the treatment of atopic dermatitis, scar management, surgical procedures, an oral anti-infective for severe acne, and Ceramax, which utilizes a “state of the art” skin repair technology. In addition, sales to a new animal health care partner increased during the period compared to the prior year. In the quarter ended September 30, 2016, our animal health products sold in the U.S. accounted for approximately 8% of product revenue. Going forward, while we expect that sales of both our U.S. dermatology and animal health product lines will continue to grow. We expect sales of our dermatology product lines to grow faster and thus, the percentage of animal sales as a part of our overall sales to decrease. Management has determined that our core focus will be prescription dermatology sales. We believe focusing on higher margin dermatology products, utilizing an internal sales force, allows us to better control and grow our future results rather than relying on external partners for marketing and sales.

Product revenue in Europe and the Rest of the World for the three months ended September 30, 2016 of $920,000, decreased by $32,000, or 3%, as compared to the same period in the prior year, with decreases in Europe, Asia, and India, partially offset by increases in the Middle East and Singapore.

Product revenue in Latin America for the three months ended September 30, 2016 was $1,192,000, down $74,000 or 6%, when compared to the same period in the prior year. This decrease was caused by a 15% decline in the peso from the same period in the prior year while revenue growth in local currency was 9% compared to the same period last year.

As a result of the arrangement we entered into on October 27, 2016 with Invekra, we expect our revenues in Latin America will decrease significantly. Pursuant to the arrangement, going forward we will receive a royalty of 3% on all Latin American net revenues (outside of Mexico), with a minimum payment of $250,000 per year for the next ten years, to be paid quarterly in Mexican pesos. Additionally, while Invekra sets up their manufacturing, we will continue to supply Invekra with product at a reduced price.

The following table shows our product revenues by geographic region:

	Three months ended September 30,
	2016	2015	$ Change	% Change
United States	$1,697,000	$1,186,000	$511,000	43%
Latin America	1,192,000	1,266,000	(74,000)	(6%	)
Europe and Rest of the World	920,000	952,000	(32,000)	(3%	)
	3,809,000	3,404,000	405,000	12%
Product license fees and royalties	75,000	339,000	(264,000)	(78%	)
Total	$3,884,000	$3,743,000	$141,000	4%

In the three months ended September 30, 2016, product license fees and royalties revenue declined primarily as a result of a decrease in the amortization of upfront payments from Laboratorios Sanfer, S.A. de C.V. and loss of revenue related to our former dermatology partner Exeltis.

The following table shows our product license fees and royalties revenue by partner:

	Three Months Ended September 30,
Product license fees and royalties	2016	2015	$ Change	% Change
Exeltis	$–	$103,000	$(103,000)	(100%	)
Innovacyn	–	9,000	(9,000)	(100%	)
Laboratorios Sanfer (affiliate of Invekra)	75,000	227,000	(152,000)	(67%	)
Total product license fees and royalties	$75,000	$339,000	$(264,000)	(78%	)

Service revenues for the three months ended September 30, 2016 of $224,000 decreased by $87,000 when compared to $311,000 in the prior period. This decrease was due to a decrease in the number of tests and services provided by our lab services business.

Gross Profit

For the three months ended September 30, 2016, we reported total revenues of $4,108,000 and total cost of revenues of $2,026,000, resulting in total gross profit of $2,082,000 or 51% of total revenues, compared to gross profit of $2,090,000 or 52% of total revenues, for the same period in the prior year. The decline in gross profit was primarily due to the decline in our license fees and royalties revenue of $264,000.

For the three months ended September 30, 2016, we reported product revenues of $3,809,000 and cost of product revenues of $1,822,000, resulting in product gross profit of $1,987,000, or 52% of product revenues, compared to product gross profit of $1,687,000, or 50% of product revenues, for the same period in the prior year. The increase in product gross profit was primarily related to product mix from higher sales of dermatology products which have higher margins.

For the three months ended September 30, 2016, we reported service revenues of $224,000 and cost of service revenues of $204,000, resulting in service gross profit of $20,000, or 9% of service revenues, compared to service gross profit of $64,000, or 21% of service revenues, for the same period in the prior year. The decrease in service gross profit was primarily related to lower service revenue in the current period and the mix of tests and services performed.

Research and Development Expense

We reported research and development expense of $379,000 for the three months ended September 30, 2016, a decrease of $33,000, or 8%, when compared to the same period in the prior year. The decrease is largely due to a decrease in development milestone payments and license fees related to a dermatology product from the prior period.

Selling, General and Administrative Expense

We reported selling, general and administrative expenses of $3,643,000 for the three months ended September 30, 2016, an increase of $107,000, or 3%, when compared to the same period in the prior year. The increase for the three months ended September 30, 2016 was primarily the result of higher general and administrative expenses of $87,000 largely related to the addition of corporate functions in the United States, partly offset by lower expenses in Europe and lower stock compensation charges.

We expect selling, general and administrative expenses to increase as we add new territories and people to our direct sales force.

Interest Expense

Interest expense was negligible for the three months ended September 30, 2016 and 2015.

Interest Income

Interest income was negligible for the three months ended September 30, 2016 and 2015.

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

Other Expense Income, net

Other expense, net of $9,000 for the three months ended September 30, 2016, increased $39,000, from $30,000 of other income, net for the same period in the prior year. The increase in other expense, net for the three months ended September 30, 2016 was primarily related to foreign exchange gains and losses.

Net Loss

Net loss for the three months ended September 30, 2016 was $1,949,000 compared to $1,763,000, for the same period in the prior year. The increase in net loss of $186,000 is primarily due to an increase of $74,000 in our operating expenses and a $65,000 gain due to the change in fair value of our derivative liabilities recorded in the prior period.

Comparison of the Six Months Ended September 30, 2016 and 2015

Revenues

Total revenues for the six months ended September 30, 2016 of $7,919,000 increased by $185,000 or 2%, as compared to $7,734,000 for the six months ended September 30, 2015. Product revenues for the six months ended September 30, 2016 of $7,318,000 increased by $998,000 or 16% when compared to the same period in the prior year. This increase was the result of strong growth in the United States, Rest of World and Europe, partially offset by a decline in Latin America. Product licensing fees and royalties of $150,000 decreased $636,000, largely related to a reduction of amortization of upfront payments from Laboratorios Sanfer, S.A. de C.V. (a subsidiary of Invekra), and the loss of our former partners Innovacyn and Exeltis.

Product revenues in the United States for the six months ended September 30, 2016 of $3,070,000, increased by $1,097,000, or 56%, when compared to the same period in the prior year. This increase was mostly the result of higher sales of our dermatology and animal health products.

Product revenue in Europe and the Rest of the World for the six months ended September 30, 2016 of 1,958,000, increased by $435,000, or 29%, as compared to the same period in the prior year, with increases in Europe, Asia and Middle East.

Product revenue in Latin America for the six months ended September 30, 2016 was $2,290,000, down $534,000 or 19%, when compared to the same period in the prior year. This decrease was caused by a 15% decline in the peso from the same period in the prior year.

As a result of the asset purchase agreement and arrangement we entered into on October 27, 2016 with Invekra, we expect our revenues in Latin America will decrease significantly. Pursuant to the arrangement, going forward we will receive a royalty of 3% on all Latin American net revenues (outside of Mexico), with a minimum payment of $250,000 per year for the next ten years, to be paid quarterly in Mexican pesos. Additionally, while Invekra sets up their manufacturing, we will continue to supply Invekra with product at a reduced price.

The following table shows our product revenues by geographic region:

	Six months ended September 30,
	2016	2015	$ Change	% Change
United States	$3,070,000	$1,973,000	$1,097,000	56%
Latin America	2,290,000	2,824,000	(534,000)	(19%	)
Europe and Rest of the World	1,958,000	1,523,000	435,000	29%
	7,318,000	6,320,000	998,000	16%
Product license fees and royalties	150,000	786,000	(636,000)	(81%	)
Total	$7,468,000	$7,106,000	$362,000	5%

In the six months ended September 30, 2016, product license fees and royalties revenue declined primarily as a result of a decrease in the amortization of upfront payments from Laboratorios Sanfer, S.A. de C.V. and loss of revenue related to our former dermatology partner Exeltis.

The following table shows our product license fees and royalties revenue by partner:

	Six Months Ended September 30,
Product license fees and royalties	2016	2015	$ Change	% Change
Exeltis	$–	$157,000	$(157,000)	(100%	)
Innovacyn	–	29,000	(29,000)	(100%	)
Laboratorios Sanfer, (affiliate of Invekra)	150,000	600,000	(450,000)	(75%	)
Total product license fees and royalties	$150,000	$786,000	$(636,000)	(81%	)

Service revenues for the six months ended September 30, 2016 of $451,000 decreased by $177,000 when compared to $628,000 in the prior period. This decrease was due to a decrease in the number of tests and services provided by our lab services business.

Gross Profit

For the six months ended September 30, 2016, we reported total revenues of $7,919,000 and total cost of revenues of $3,918,000, resulting in total gross profit of $4,001,000 or 51% of total revenues, compared to a gross profit of $3,963,000 or 51% of total revenues, for the same period in the prior year.

For the six months ended September 30, 2016, we reported product revenues of $7,318,000 and cost of product revenues of $3,529,000, resulting in product gross profit of $3,789,000, or 52% of product revenues, compared to product gross profit of $3,087,000, or 49% of product revenues, for the same period in the prior year. The increase in product gross profit was primarily related to product mix from higher sales of dermatology products which have higher margins.

For the six months ended September 30, 2016, we reported service revenues of $451,000 and cost of service revenues of $389,000, resulting in service gross profit of $62,000, or 14% of service revenues, compared to service gross profit of $90,000, or 14% of service revenues, for the same period in the prior year. The decrease in service gross profit was primarily related to lower service revenue in the current period and the mix of tests and services performed.

Research and Development Expense

We reported research and development expense of $739,000 for the six months ended September 30, 2016, a decrease of $140,000, or 16%, when compared to the same period in the prior year. The decrease is largely due to a decrease in development milestone payments and license fees related to a dermatology product from the prior period.

Selling, General and Administrative Expense

We reported selling, general and administrative expenses of $7,773,000 for the six months ended September 30, 2016, an increase of $520,000, or 7%, when compared to the same period in the prior year. The increase for the six months ended September 30, 2016 was primarily due to higher sales expenses related to our dermatology sales partly offset by lower stock compensation charges.

We expect selling, general and administrative expenses to increase as we add territories and people to our direct sales force.

Interest Expense

Interest expense was negligible for the six months ended September 30, 2016 and 2015.

Interest Income

Interest income was negligible for the six months ended September 30, 2016 and 2015.

Gain due to Change in Fair Value of Derivative Liabilities

In connection with our December 9, 2013 and February 26, 2014 registered direct offerings we issued a series of common stock purchase warrants, which contain cash settlement provisions. During the six months ended September 30, 2015, we recorded a gain due to a decrease in the fair value of our derivative liabilities of $6,000, primarily due to an increase in our common stock price, offset by the expiration of warrants and the decreasing contractual term of outstanding warrants.

Other Expense Income, net

Other expense, net of $6,000 for the six months ended September 30, 2016, increased $66,000, from $60,000 of other income, net for the same period in the prior year. The increase in other expense, net for the six months ended September 30, 2016 was primarily related to foreign exchange gains and losses.

Net Loss

Net loss for the six months ended September 30, 2016 was $4,517,000 compared to $4,103,000, for the same period in the prior year. The increase in net loss of $414,000 is primarily due to an increase of $380,000 in our operating expenses.

Liquidity and Capital Resources

We incurred a net loss of $4,517,000 for the six months ended September 30, 2016. At September 30, 2016 and March 31, 2016, our accumulated deficit amounted to $156,892,000 and $152,375,000, respectively. At September 30, 2016 and March 31, 2016, our working capital amounted to $5,240,000 and $9,337,000, respectively.

On October 27, 2016, we, along with our Mexican subsidiary and manufacturer Oculus Technologies of Mexico, S.A. de C.V., closed on an asset purchase agreement with Invekra, S.A.P.I de C.V., an affiliate of Laboratorios Sanfer S.A. de C.V., for the sale of certain of our Latin America assets for an aggregate purchase price of $22,000,000, with $18,000,000 paid in cash upon closing, $1,500,000 held in escrow until completion of our obligations to deliver certain equipment and technology, and $2,500,000 to be paid in Mexican currency in quarterly installments over a period of ten years from closing as consideration for the provision of certain services and providing technical assistance, calculated as three per cent on net sales of certain products in Latin America, excluding Mexico. Because the $2,500,000 is paid in foreign currency, we may receive more or less than $2,500,000 due to currency fluctuations.

We currently anticipate that our cash and cash equivalents, including the proceeds from the sale to Invekra, will be sufficient to meet our working capital requirements to continue our sales and marketing and research and development efforts for at least 12 months from the date of filing this quarterly report.

Sources of Liquidity

As of September 30, 2016 we had cash and cash equivalents of $3,254,000. Since our inception, substantially all of our operations have been financed through sales of equity securities. Other sources of financing that we have used to date include our revenues, as well as various loans.

Since October 1, 2014, substantially all of our operations have been financed through the following transactions:

•	proceeds of $14,000 received from the exercise of common stock purchase warrants and options;

•	net proceeds of $5,444,000 received from an underwritten public offering on January 26, 2015;

•	net proceeds of $5,335,000 received from the sale of Ruthigen common stock;

•	net proceeds of $2,994,000 received from an underwritten public offering on March 18, 2016; and

•	net proceeds of $4,491,000 received from the sale of common stock through our At the Market Issuance Sales Agreement as of September 30, 2016.

On October 27, 2016, we, along with our Mexican subsidiary and manufacturer Oculus Technologies of Mexico, S.A. de C.V., closed on an asset purchase agreement with Invekra, S.A.P.I de C.V., an affiliate of Laboratorios Sanfer S.A. de C.V., for the sale of certain of our Latin America assets for an aggregate purchase price of $22,000,000, with $18,000,000 paid in cash upon closing, $1,500,000 held in escrow until completion of our obligations to deliver certain equipment and technology, and $2,500,000 to be paid in Mexican currency in quarterly instalments over a period of ten years from closing as consideration for the provision of certain services and providing technical assistance, calculated as three per cent on net sales of certain products in Latin America, excluding Mexico. Because the $2,500,000 is paid in foreign currency, we may receive more or less than $2,500,000 million due to currency fluctuations.

Cash Flows

As of September 30, 2016, we had cash and cash equivalents of $3,254,000, compared to $7,469,000 as of March 31, 2016.

Net cash used in operating activities during the six months ended September 30, 2016 was $4,001,000, primarily due to our net loss of $4,517,000. Additionally during the six months ended September 30, 2015 we had an increase in inventory of $565,000.

Net cash used in operating activities during the six months ended September 30, 2015 was $4,333,000, primarily due to our net loss of $4,103,000. Additionally during the six months ended September 30, 2015 we had a decrease in accounts receivable of $1,158,000, offset by 1,011,000 in stock related compensation.

Net cash used in investing activities was $59,000 for the six months ended September 30, 2016, consisting of primarily $64,000 related to equipment purchases and $5,000 related to changes in long-term assets.

Net cash provided by investing activities was $4,300,000 for the six months ended September 30, 2015, consisting of $4,538,000 received from the sale of 1,650,000 of our shares of Ruthigen common stock, offset by $229,000 related to equipment purchases and $9,000 related to changes in long-term assets.

Net cash used in financing activities was $100,000 related to principal payments on debt.

Net cash provided by financing activities was $1,927,000 for the six months ended September 30, 2015, primarily related to $2,000,000 of net proceeds received from At-the-Market Issuances of common stock which was offset by principal payments on debt in the amount of $87,000.

On October 27, 2016, we, along with our Mexican subsidiary and manufacturer Oculus Technologies of Mexico, S.A. de C.V., closed on an asset purchase agreement with Invekra, S.A.P.I de C.V., an affiliate of Laboratorios Sanfer S.A. de C.V., for the sale of certain of our Latin America assets for an aggregate purchase price of $22,000,000, with $18,000,000 paid in cash upon closing, $1,500,000 held in escrow until completion of our obligations to deliver certain equipment and technology, and $2,500,000 to be paid in Mexican currency in quarterly installments over a period of ten years from closing as consideration for the provision of certain services and providing technical assistance, calculated as three per cent on net sales of certain products in Latin America, excluding Mexico. Because the $2,500,000 is paid in foreign currency, we may receive more or less than $2,500,000 due to currency fluctuations.

Operating Capital and Capital Expenditure Requirements

We incurred a net loss of $4,517,000 for the six months ended September 30, 2016. At September 30, 2016 and March 31, 2016, our accumulated deficit amounted to $156,892,000 and $152,375,000, respectively. At September 30, 2016 and March 31, 2016, our working capital amounted to $5,240,000 and $9,337,000, respectively. On October 27, 2016, we, along with our Mexican subsidiary and manufacturer Oculus Technologies of Mexico, S.A. de C.V., closed on an asset purchase agreement with Invekra, S.A.P.I de C.V., an affiliate of Laboratorios Sanfer S.A. de C.V., for the sale of certain of our Latin America assets for an aggregate purchase price of $22,000,000, with $18,000,000 paid in cash upon closing, $1,500,000 held in escrow until completion of our obligations to deliver certain equipment and technology, and $2,500,000 to be paid in Mexican currency in quarterly installments over a period of ten years from closing as consideration for the provision of certain services and providing technical assistance, calculated as three per cent on net sales of certain products in Latin America, excluding Mexico. Because the $2,500,000 is paid in foreign currency, we may receive more or less than $2,500,000 due to currency fluctuations.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as discussed below, there have been no material changes from risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended March 31, 2016, as filed with the SEC on June 21, 2016.

Because our revenues from the Latin America assets sold to Invekra on October 27, 2016, represented approximately 38% of our total consolidated revenues during the fiscal year ended March 31, 2016, our business following the sale transaction may be substantially reduced and less diversified.

Revenues from our Latin America business that we sold to Invekra on October 27, 2016, represented approximately 38%of our total consolidated revenues during fiscal year 2016. We will continue to supply products at cost to Invekra and Sanfer pursuant to our contractual obligations for a transition period of no more than two years while Invekra develops its own manufacturing lines. However, we expect that our future revenues from Latin America sales will be substantially reduced which may adversely affect our results of operations and financial condition. We intend to use the proceeds from the sale of the assets to grow our U.S. dermatology business. However, we may encounter unanticipated difficulties or challenges as we continue to develop our U.S. dermatology business and internal sales force. We may not be able to grow our dermatology business fast enough to offset the loss of revenue from Latin American sales, or at all. If we are unable to increase our dermatology revenues or international sales, our results of operations and financial condition may be adversely affected.

We will have broad discretion in how we use the proceeds from the Latin America asset sale to Invekra, and we may use the proceeds in ways in which our stockholders may disagree.

We received $18,000,000 from the sale of the Latin America assets to Invekra and will receive $4,000,000 in the future, subject to certain conditions. We intend to use the proceeds from the sale to grow our U.S. dermatology business, such as among others, to increase our direct sales force, to develop and launch new products and for general working capital. Our management will have broad discretion in the application of the proceeds from the asset sale and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our common stock. We cannot guarantee that our efforts to grow our U.S. dermatology business will succeed and result in increased sales or revenues. The failure by management to apply the proceeds effectively could result in financial losses that could have a material adverse effect on our business or cause the price of our common stock to decline.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Since July 1, 2016, we issued the following securities:

On November 4, 2016, we issued 6,411 shares of common stock valued at $3.90 per share to a service provider for services provided to us.

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

We did not default upon any senior securities during the quarter ended September 30, 2016.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Section 382 Rights Agreement

On October 18, 2016, our board of directors approved, and we entered into, a Section 382 rights agreement, or the Rights Agreement, with Computershare Inc. as our rights agent. The Rights Agreement provides for a dividend of one preferred stock purchase right, or a Right, for each share of our common stock, par value $0.0001 per share, outstanding on November 1, 2016. Each Right entitles the holder to purchase from us one one-thousandth of a share of Series B Preferred Stock, par value $0.0001 per share, or the Preferred Stock, for a purchase price of $10.00, subject to adjustment as provided in the Rights Agreement. The description and terms of the Rights are set forth in the Rights Agreement.

In connection with the adoption of the Rights Agreement, our board of directors adopted a Certificate of Designation of Series B Preferred Stock. The Certificate of Designation was filed with the Secretary of State of the State of Delaware and became effective on October 18, 2016.

Our board of directors adopted the Rights Agreement to protect shareholder value by guarding against a potential limitation on its ability to use its net operating loss carryforwards, or NOLs, and other tax benefits, which may be used to reduce potential future income tax obligations. We experienced and continue to experience substantial operating losses, and under the Internal Revenue Code of 1986, as amended, and rules promulgated thereunder, it may “carry forward” these NOLs and other tax benefits in certain circumstances to offset any current and future earnings and thus reduce its income tax liability, subject to certain requirements and restrictions. To the extent that the NOLs and other tax benefits do not otherwise become limited, we believe that we will be able to carry forward a significant amount of NOLs and other tax benefits, and therefore these NOLs and other tax benefits could be a substantial asset to us. However, if we experience an “ownership change,” as defined in Section 382 of the Code, our ability to use our NOLs and other tax benefits will be substantially limited. Generally, an ownership change would occur if our shareholders who own, or are deemed to own, 5% or more of our common stock increase their collective ownership in the Company by more than 50% over a rolling three-year period.

Asset Purchase Agreement

On October 27, 2016, we, along with our Mexican subsidiary and manufacturer Oculus Technologies of Mexico, S.A. de C.V., closed on an asset purchase agreement with Invekra, S.A.P.I de C.V., an affiliate of Laboratorios Sanfer S.A. de C.V., for the sale of certain of our Latin America assets. Specifically, we have agreed to sell certain patents, patent applications, trademarks, and manufacturing equipment for Mexico, the Caribbean and South America, excluding the sale of dermatology products in Brazil.

The aggregate purchase price that Invekra will pay for the assets is $22,000,000, with $18,000,000 paid in cash upon closing, $1,500,000 held in escrow until completion of our obligations to deliver certain equipment and technology, and $2,500,000 to be paid in Mexican currency in quarterly installments over a period of ten years from closing as consideration for the provision of certain services and providing technical assistance, calculated as three per cent on net sales of certain products in Latin America, excluding Mexico. Because the $2,500,000 is paid in foreign currency, we may receive more or less than $2,500,000 due to currency fluctuations.

In connection with the asset purchase agreement, we entered into several ancillary agreements.

•	Pursuant to a services and technical assistance agreement we will provide the technology, know-how and assistance to Invekra to enable Invekra to manufacture the products as currently produced by us.

•	Pursuant to three assignment of rights agreements we will assign our rights with respect to the license, exclusive distribution and supply agreements with More Pharma Corporation and our Mexico animal health care partner, Grimann, and continue to supply products for a period of two years, subject to mutual extension.

•	Pursuant to an amendment agreement to the acquisition option we are granted an option to recover the health registrations in Mexico in case of default by Invekra under the agreements.

•	Pursuant to two patent assignment agreements we assign our rights in Mexican and Brazilian patents.

•	Pursuant to two trademark assignment agreements we assign our rights in Mexican and Brazilian trademarks.

We will continue to supply our Microcyn® products pursuant to our partner agreements with Laboratorios Sanfer and our animal health partner Grimann S.A. de C.V. for a transition period, at a reduced price from our current price list, while Invekra builds its own manufacturing line.  At the conclusion of the transition period, we  will cease to be a supplier of product to Laboratorios Sanfer and Grimann S.A. de C.V. We are  uncertain as to the duration of the transition period or when Inverka will complete the build of its manufacturing line.  Pursuant to the agreement we are subject to a potential penalty for failure to supply the products for a consecutive period of six months. The penalty, if triggered, will require us to make a one-time payment of $2,000,000 to Invekra. The penalty is set to decrease by 12.5% each quarter of the term of the supply period, which is two years.

Additionally, we will incur additional cost to fulfill our obligations to deliver certain equipment and technology.  The cost to build the equipment is currently under review and cannot be accurately estimated at this time.

Share Issuance

On November 4, 2016, we issued 6,411 shares of common stock valued at $3.90 per share to a service provider for services provided to us.

Item 6.	Exhibits

Exhibit Index

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., effective January 30, 2006 (included as Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed June 20, 2007, and incorporated herein by reference).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., effective October 22, 2008 (included as Exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 21, 2008, and incorporated herein by reference).
3.3	Amended and Restated Bylaws, as Amended of Oculus Innovative Sciences, Inc., effective November 3, 2010 (included as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2010, and incorporated herein by reference).
3.4	Certificate of Designation of Series A 0% Convertible Preferred Stock, effective April 24, 2012 (included as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed April 25, 2012, and incorporated herein by reference).
3.5	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective March 29, 2013 (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 22, 2013, and incorporated herein by reference).
3.6	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective December 4, 2014 (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 8, 2014, and incorporated herein by reference).
3.7	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective October 22, 2015 (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 26, 2015, and incorporated herein by reference).
3.8	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective June 24, 2016 (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 28, 2016, and incorporated herein by reference).
3.9	Certificate of Designation of Series B Preferred Stock, effective October 18, 2016 (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 21, 2016, and incorporated herein by references).
4.1	Specimen Common Stock Certificate (included as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.2	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.3	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.4	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.11 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.5	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.12 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

4.6	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 13, 2007, and incorporated herein by reference).
4.7	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 28, 2008, and incorporated herein by reference).
4.8	Warrant issued to Dayl Crow, dated March 4, 2009 (included as Exhibit 4.16 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).
4.9	Form of Common Stock Purchase Warrant for April 2009 offering (included as Exhibit 4.15 to the Company’s Registration Statement on Form S-1 (File No. 333-158539) declared effective on July 24, 2009, and incorporated herein by reference).
4.10	Form of Common Stock Purchase Warrant for July 2009 offering (included as Exhibit 4.15 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).
4.11	Certificate of Designation of Preferences, Rights and Limitations of Series A 0% Convertible Preferred Stock, filed with the Delaware Secretary of State on April 24, 2012 (included as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).
4.12	Form of Common Stock Purchase Warrant for April 2012 offering (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).
4.13	Form of Underwriters Warrant to be issued to the Underwriters in connection with the March 2013 Offering (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 7, 2013, and incorporated herein by reference).
4.14	Warrant issued to Dawson James Securities, Inc., dated December 9, 2013 (included as Exhibit 4.14 to the Company’s 10-Q filed February 14, 2014 and incorporated herein by reference).
4.15	Form of Series A Common Stock Purchase Warrant for February 2014 offering (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 26, 2014 and incorporated herein by reference).
4.16	Form of Series B Common Stock Purchase Warrant for February 2014 offering (included as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed February 26, 2014 and incorporated herein by reference).
4.17	Warrant issued to Dawson James Securities, Inc., dated February 26, 2014 (included as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed February 26, 2014 and incorporated herein by reference).
4.18	Warrant Agreement, including Form of Warrant entered into by and between Oculus Innovative Sciences, Inc. and Computershare, Inc. and Computershare Trust Company, N.A., dated January 20, 2015 (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.19	Underwriters Warrant issued to Maxim Partners LLC on January 26, 2015 (included as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.20	Underwriters Warrant issued to Robert D. Keyser, Jr. on January 26, 2015 (included as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).

4.21	Underwriters Warrant issued to R. Douglas Armstrong on January 26, 2015 (included as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.22	Underwriters Warrant issued to Dawson James Securities, Inc. on January 26, 2015 (included as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.23	Underwriters Warrant issued to Dawson James Securities, Inc. on January 26, 2015 (included as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.24	Warrant Agreement, including Form of Warrant entered into by and between Oculus Innovative Sciences, Inc. and Computershare, Inc. and Computershare Trust Company, N.A., dated March 18, 2016 (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 18, 2016, and incorporated herein by reference).
4.25	Form of Warrant issued to Dawson James Securities, Inc. on March 31, 2016 (included as Exhibit 4.25 to the Company’s annual report on Form 10-K filed June 21, 2016, and incorporated herein by reference).
4.26	Section 382 Rights Agreement, dated as of October 18, 2016, between Oculus Innovative Sciences, Inc. and Computershare Inc., which includes the Form of Certificate of Designation of Series B Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 21, 2016, and incorporated herein by reference).
10.1	Form of Indemnification Agreement between Oculus Innovative Sciences, Inc. and its officers and directors (included as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.2	Office Lease Agreement, dated October 26, 1999, between Oculus Innovative Sciences, Inc. and RNM Lakeville, L.P. (included as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.3	Amendment No. 1 to Office Lease Agreement, dated September 15, 2000, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.4	Amendment No. 2 to Office Lease Agreement, dated July 29, 2005, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.5	Amendment No. 3 to Office Lease Agreement, dated August 23, 2006, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.6	Office Lease Agreement, dated May 18, 2006, between Oculus Technologies of Mexico, S.A. de C.V. and Antonio Sergio Arturo Fernandez Valenzuela (translated from Spanish) (included as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.7	Office Lease Agreement, dated July 2003, between Oculus Innovative Sciences, B.V. and Artikona Holding B.V. (translated from Dutch) (included as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.8	Form of Director Agreement (included as Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.9	Framework Agreement, dated June 16, 2005, by and among Javier Orozco Gutierrez, Quimica Pasteur, S de R.L., Jorge Paulino Hermosillo Martin, Oculus Innovative Sciences, Inc. and Oculus Technologies de Mexico, S.A. de C.V. (included as Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.10	Mercantile Consignment Agreement, dated June 16, 2005, between Oculus Technologies de Mexico, S.A. de C.V., Quimica Pasteur, S de R.L. and Francisco Javier Orozco Gutierrez (included as Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.11	Partnership Interest Purchase Option Agreement, dated June 16, 2005, by and between Oculus Innovative Sciences, Inc. and Javier Orozco Gutierrez (included as Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

10.12	Termination of Oculus Innovative Sciences, Inc. and Oculus Technologies de Mexico, S.A. de C.V.’s Agreements with Quimica Pasteur, S de R.L. by Jorge Paulino Hermosillo Martin (translated from Spanish) (included as Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.13	Termination of Oculus Innovative Sciences, Inc. and Oculus Technologies de Mexico, S.A. de C.V.’s Agreements with Quimica Pasteur, S de R.L. by Francisco Javier Orozco Gutierrez (translated from Spanish) (included as Exhibit 10.29 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.14	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Hojabr Alimi, dated January 1, 2004 (included as Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.15	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Jim Schutz, dated January 1, 2004 (included as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.16	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Robert Miller, dated June 1, 2004 (included as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.17	Amended and Restated Oculus Innovative Sciences, Inc. 2006 Stock Incentive Plan and related form stock option plan agreements (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 2, 2007, and incorporated herein by reference).
10.18	Amendment No. 4 to Office Lease Agreement, dated September 13, 2007, by and between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).
10.19	Amendment to Office Lease Agreement, effective February 15, 2008, by and between Oculus Innovative Sciences Netherlands B.V. and Artikona Holding B.V. (translated from Dutch) (included as Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).
10.20	Purchase Agreement by and between Oculus Innovative Sciences, Inc. and Robert Burlingame, dated January 26, 2009 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 29, 2009, and incorporated herein by reference).
10.21	Purchase Agreement by and between Oculus Innovative Sciences, Inc. and Non-Affiliated Investors, dated January 26, 2009 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 29, 2009, and incorporated herein by reference).
10.22	Revenue Sharing Distribution Agreement by and between Oculus Innovative Sciences, Inc. and VetCure, Inc., dated January 26, 2009 (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 29, 2009, and incorporated herein by reference).
10.23	Purchase Agreement by and between Oculus Innovative Sciences, Inc., Robert Burlingame and Seamus Burlingame, dated February 24, 2009 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 27, 2009, and incorporated herein by reference).
10.24	Amendment No. 1 to Revenue Sharing Distribution Agreement by and between Oculus Innovative Sciences, Inc. and VetCure, Inc., dated February 24, 2009 (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed February 27, 2009, and incorporated herein by reference).
10.25	Consultant Agreement by and between Oculus Innovative Sciences, Inc. and Robert C. Burlingame, dated April 1, 2009 (included as Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).
10.26	Microcyn U.S. Commercial Launch Agreement by and between Oculus Innovative Sciences, Inc. and Advocos, dated April 24, 2009 (included as Exhibit 10.53 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).

10.27	Amendment No. 5 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and RNM Lakeville, LLC, dated May 18, 2009 (included as Exhibit 10.54 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).
10.28	Engagement Agreement by and between Oculus Innovative Sciences, Inc. and Dawson James Securities, Inc., dated April 10, 2009 (included as Exhibit 10.55 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).
10.29	Amendment and Clarification of Engagement Letter by and between Oculus Innovative Sciences, Inc. and Dawson James Securities, Inc., dated July 2, 2009 (included as Exhibit 10.56 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).
10.30	Second Amendment and Clarification of Engagement Letter by and between Oculus Innovative Sciences, Inc. and Dawson James Securities, Inc., dated July 10, 2009 (included as Exhibit 10.57 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).
10.31†	Warrant Purchase Agreement by and between Oculus Innovative Sciences, Inc. and Dawson James Securities, Inc., dated July 13, 2009 (included as Exhibit 10.58 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).
10.32	Amendment No. 2 to Revenue Sharing, Partnership and Distribution Agreement between Oculus Innovative Sciences, Inc. and Vetericyn, Inc., dated July 24, 2009 (refiled as Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2010 filed April 29, 2011, and incorporated herein by reference).
10.33	Loan and Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, Inc., dated May 1, 2010 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 6, 2010, and incorporated herein by reference).
10.34†	Supplement to the Loan and Security Agreement between Oculus Innovative Sciences, Inc., and Venture Lending & Leasing V, Inc., dated May 1, 2010 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 6, 2010, and incorporated herein by reference).
10.35†	Amendment No. 3 to Revenue Sharing, Partnership and Distribution Agreement between Oculus Innovative Sciences, Inc. and Vetericyn, Inc., dated June 1, 2010 (refiled as Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2010 filed April 29, 2011, and incorporated herein by reference).
10.36	Amendment No. 1 to Exhibit A to the Revenue Sharing Distribution Agreement and to the Revenue Sharing, Partnership and Distribution Agreement as Revised and Amended, June 1, 2010, dated September 1, 2010 (included as Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2010, and incorporated herein by reference).
10.37	Continuous Offering Program Agreement between Oculus Innovative Sciences, Inc. and Rodman & Renshaw, LLC, dated September 3, 2010 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 17, 2010, and incorporated herein by reference).
10.38†	Purchase Agreement by and between Oculus Innovative Sciences, Inc. and accredited investors, dated February 6, 2009 (refiled as Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2010, and incorporated herein by reference).
10.39†	Distribution Agreement between Oculus Innovative Sciences, Inc. and Tianjin Ascent Import and Export Company, Ltd., dated January 28, 2011 (included as Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q filed February 4, 2011, and incorporated herein by reference).
10.40†	Exclusive Sales and Distribution Agreement between Oculus Innovative Sciences, Inc. and Quinnova Pharmaceuticals, Inc., dated February 14, 2011 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 18, 2011, and incorporated herein by reference).
10.41	Exclusive Co-Promotion Agreement between Oculus Innovative Sciences, Inc. and Quinnova Pharmaceuticals, Inc., dated February 14, 2011 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 18, 2011, and incorporated herein by reference).

10.42	Product Option Agreement between Oculus Innovative Sciences, Inc. and AmDerma Pharmaceuticals, LLC, dated February 14, 2011 (included as Exhibit 10.3 to the Company's Current Report on Form 8-K filed February 18, 2011, and incorporated herein by reference).
10.43	Amendment No. 6 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and RNM Lakeville, L.P., dated April 26, 2011 (included as Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed June 3, 2011, and incorporated herein by reference).
10.44	Loan and Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing VI, Inc., dated June 29, 2011 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).
10.45	Supplement to the Loan and Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing VI, Inc., dated June 29, 2011 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).
10.46	Amendment No. 1 to the Loan and Security Agreement and Supplement to the Loan and Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, Inc., dated June 29, 2011 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).
10.47	Intellectual Property Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing VI, Inc., dated June 29, 2011 (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).
10.48	Intellectual Property Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, Inc., dated June 29, 2011 (included as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).
10.49†	Oculus Innovative Sciences, Inc. 2011 Stock Incentive Plan (included as Exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2011, and incorporated herein by reference).
10.50†	Distribution Agreement between Oculus Innovative Sciences, Inc. and Shanghai Sunvic Technology Co. Ltd., dated June 26, 2011 (included as Exhibit 10.58 to the Company’s Quarterly Report on Form 10-Q filed August 4, 2011 and incorporated herein by reference).
10.51	Patent License Agreement-Exclusive between Oculus Innovative Sciences, Inc. and agencies of the United States Public Health Service within the Department of Health and Human Services, dated August 22, 2011 (included as Exhibit 10.60 to the Company’s Quarterly Report on Form 10-Q filed November 3, 2011, and incorporated herein by reference).
10.52†	Securities Purchase Agreement by and between the Company and the Purchasers, dated April 22, 2012 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).
10.53†	Collaboration Agreement between Oculus Innovative Sciences, Inc. and AmDerma Pharmaceuticals, LLC, dated June 21, 2012 (included as Exhibit 10.53 to the Company’s Annual Report on Form 10-K filed June 21, 2012 and incorporated herein by reference).
10.54†	License, Exclusive Distribution and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Oculus Technologies of Mexico, S.A. de C.V., and, More Pharma Corporation, S. de R.L. de C.V., dated August 9, 2012 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 15, 2012, and incorporated herein by reference).
10.55	Exclusive Distribution and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Oculus Technologies of Mexico, S.A. de C.V., and, More Pharma Corporation, S. de R.L. de C.V., dated August 9, 2012 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed August 15, 2012, and incorporated herein by reference).
10.56	Amendment No. 7 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and 1125-1137 North McDowell, LLC, dated October 10, 2012 (included as Exhibit 10.58 to the Company’s Quarterly Report on Form 10-Q filed November 8, 2012, and incorporated herein by reference).

10.57	Stock Purchase Agreement by and between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, LLC and Venture Lending & Leasing VI, LLC, dated October 30, 2012 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 1, 2012, and incorporated herein by reference).
10.58	Letter Agreement by and between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, Inc., dated October 30, 2012 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed November 1, 2012, and incorporated herein by reference).
10.59	Letter Agreement by and between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing VI, Inc., dated October 30, 2012 (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed November 1, 2012, and incorporated herein by reference).
10.60	Side Letter Agreement to the Stock Purchase Agreement dated April 22, 2012 by and between Oculus Innovative Sciences, Inc., on one hand, and Sabby Healthcare Volatility Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. on the other hand, dated October 29, 2012 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed November 1, 2012, and incorporated herein by reference).
10.61	Offer of Employment Letter between Oculus Innovative Sciences, Inc. and Sameer Harish, effective as of February 1, 2013 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 4, 2013, and incorporated herein by reference).
10.62	Employment Agreement by and between Ruthigen, Inc. and Hojabr Alimi, dated March 21, 2013 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 22, 2013, and incorporated herein by reference).
10.63	License and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated May 23, 2013 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 7, 2013, and incorporated herein by reference).
10.64	Shared Services Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated May 23, 2013 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed June 7, 2013, and incorporated herein by reference).
10.65	Amendment to Offer of Employment Letter between Oculus Innovative Sciences, Inc. and Sameer Harish, dated May 23, 2013 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed June 7, 2013, and incorporated herein by reference).
10.66	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Jim Schutz, dated June 20, 2013 (included as Exhibit 10.68 to the Company’s Annual Report on Form 10-K, filed June 25, 2013 and incorporated herein by reference).
10.67	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Robert Miller, dated June 20, 2013 (included as Exhibit 10.69 to the Company’s Annual Report on Form 10-K, filed June 25, 2013 and incorporated herein by reference).
10.68	Separation Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated August 2, 2013 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 8, 2013 and incorporated herein by reference).
10.69

Amendment No. 1 to License and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated October 9, 2013 (included as Exhibit 10.64 to the Company’s 10-Q filed November 19, 2013 and incorporated herein by reference).

10.70	Amendment No. 2 to License and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated November 6, 2013 (included as Exhibit 10.65 to the Company’s 10-Q filed November 19, 2013 and incorporated herein by reference).
10.71	Letter Agreement by and between Oculus Innovative Sciences, Inc., Venture Lending & Leasing V, Inc., and Venture Lending & Leasing VI, Inc., dated November 6, 2013 (filed as Exhibit 10.66 to the Company’s 10-Q filed November 19, 2013 and incorporated herein by reference).

10.72	Form of Securities Purchase Agreement by and between Oculus Innovative Sciences, Inc. and the Purchasers, dated December 4, 2013 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 6, 2013, and incorporated herein by reference).
10.73	Funding Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated January 31, 2014 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 6, 2014, and incorporated herein by reference).
10.74	Amended Separation Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated January 31, 2014 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 6, 2014, and incorporated herein by reference).
10.75	Amendment No. 3 to License and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated January 31, 2014 (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 6, 2014 and incorporated herein by reference).
10.76	Amendment No. 1 to Shared Services Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated January 31, 2014 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 6, 2014).
10.77	Letter Agreement by and between Oculus Innovative Sciences, Inc. and Hojabr Alimi, dated January 31, 2014 (included as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed February 6, 2014).
10.78	Form of Securities Purchase Agreement by and between Oculus Innovative Sciences, Inc. and the Purchasers, dated February 21, 2014 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 26, 2014 and incorporated herein by reference).
10.79	At-the-Market Issuance Sales Agreement, dated April 2, 2014, by and between Oculus Innovative Sciences, Inc. and MLV & Co. LLC (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 2, 2014 and incorporated herein by reference).
10.80	Lease Agreement by and between Oculus Innovative Sciences, Inc. and 2500 York, L.P., dated July 9, 2014 (included as Exhibit 10.82 to the Company’s Quarterly Report on Form 10-Q filed August 12, 2014, and incorporated by reference).
10.81	Securities Purchase Agreement, dated January 8, 2015, by and between Oculus Innovative Sciences, Inc. and two investors, Ruthigen, Inc. and Dawson James Securities, Inc. (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 12, 2015 and incorporated herein by reference).
10.82	Underwriting Agreement entered into by and between Oculus Innovative Sciences, Inc. and Maxim Group LLC as representative of the underwriters named on Schedule A thereto, dated January 20, 2015 (included as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
10.83†	Sales Representation Contract, dated February 1, 2015, by and between Oculus Innovative Sciences, Inc. and SLA Brands, Inc. (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 2, 2015 and incorporated herein by reference).
10.84	Securities Purchase Follow-Up Agreement, dated March 13, 2015, by and between Oculus Innovative Sciences, Inc., two investors, Ruthigen, Inc. and Dawson James Securities, Inc. (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 16, 2015 and incorporated herein by reference).
10.85	Securities Purchase Agreement, dated March 13, 2015, by and between Oculus Innovative Sciences, Inc., several investors, Ruthigen, Inc. and Dawson James Securities, Inc. (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 16, 2015 and incorporated herein by reference).
10.86	Agreement, dated March 13, 2015, by and between Oculus Innovative Sciences, Inc. and Pulmatrix, Inc. (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 16, 2015 and incorporated herein by reference).

10.87	Agreement, dated March 13, 2015, by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc. (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 16, 2015 and incorporated herein by reference).
10.88†	Amendment No. 1 to Sales Representation Contract, dated November 6, 2015, by and between Oculus Innovative Sciences, Inc. and SLA Brands, Inc. (included as Exhibit 10.88 to the Company’s Quarterly Report on Form 10-Q filed February 16, 2016, and incorporated herein by reference).
10.89	Underwriting Agreement entered into by and between Oculus Innovative Sciences, Inc. and Dawson James Securities, Inc. as representative of the underwriters named on Schedule 1 thereto, dated March 18, 2016 (included as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed March 18, 2016 and incorporated herein by reference).
10.90	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Jim Schutz, dated July 26, 2016 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 29, 2016, and incorporated herein by reference).
10.91+	Asset Purchase Agreement dated October 27, 2016, between Oculus Innovative Sciences, Inc. and Invekra, S.A.P.I de C.V. (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 31, 2016, and incorporated herein by reference).
10.92+	Amendment Agreement to Acquisition Option dated October 27, 2016, by and between More Pharma Corporation S. de R.L. de C.V. and Oculus Technologies of Mexico, S.A. de C.V. (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 31, 2016, and incorporated herein by reference).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
†	Confidential treatment has been granted with respect to certain portions of this agreement.
+	Confidential treatment is being sought for portions of this agreement.

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

OCULUS INNOVATIVE SCIENCES, INC.

Date: November 14, 2016	By:	/s/ Jim Schutz
Jim Schutz
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2016	By:	/s/ Robert Miller
Robert Miller
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

