Form 10-Q
period 2016-12-31
Sonoma Pharmaceuticals, Inc.
filed 2017-02-17
CIK 1367083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-33216

SONOMA PHARMACEUTICALS, INC.

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

As of February 15, 2017 the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 4,262,754.

SONOMA PHARMACEUTICALS, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,	March 31,
	2016	2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,983	$7,469
Restricted cash (Note 4)	1,500	–
Accounts receivable, net	1,977	1,508
Inventories, net	2,066	1,595
Prepaid expenses and other current assets	362	1,505
Current portion of deferred consideration, net of discount	239	–
Current assets of discontinued operations (Note 4)	–	811
Total current assets	25,127	12,888
Property and equipment, net	798	850
Deferred consideration, net of discount, less current portion	1,509	–
Other assets	73	65
Total assets	$27,507	$13,803

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,092	$1,337
Accrued expenses and other current liabilities	1,626	1,526
Deferred revenue	794	274
Current portion of long-term debt	12	114
Taxes payable	229	–
Current liabilities of discontinued operations (Note 4)	–	300
Total current liabilities	3,753	3,551
Long-term deferred revenue	531	–
Long-term debt, less current portion	48	–
Deferred tax liability	312	–
Long-term liabilities of discontinued operations (Note 4)	–	112
Total liabilities	4,644	3,663
Commitments and Contingencies (Note 6)
Stockholders’ Equity
Convertible preferred stock, $0.0001 par value; 714,286 shares authorized, none issued and outstanding at December 31, 2016 and March 31, 2016, respectively	–	–
Common stock, $0.0001 par value; 12,000,000 shares authorized at December 31, 2016 and March 31, 2016, 4,257,754 (unaudited) and 4,196,873 shares issued and outstanding at December 31, 2016 and March 31, 2016, respectively (Note 7)	1	1
Additional paid-in capital	168,198	166,368
Accumulated deficit	(140,665)	(152,375)
Accumulated other comprehensive loss	(4,671)	(3,854)
Total stockholders’ equity	22,863	10,140
Total liabilities and stockholders’ equity	$27,507	$13,803

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Revenues
Product	$3,174	$2,212	$8,158	$5,708
Product licensing fees and royalties	–	44	–	231
Service	187	227	638	855
Total revenues	3,361	2,483	8,796	6,794
Cost of revenues
Product	1,476	1,851	4,507	4,402
Service	179	177	568	715
Total cost of revenues	1,655	2,028	5,075	5,117
Gross profit	1,706	455	3,721	1,677
Operating expenses
Research and development	487	486	1,226	1,365
Selling, general and administrative	4,784	4,158	12,557	11,411
Total operating expenses	5,271	4,644	13,783	12,776
Loss from operations	(3,565)	(4,189)	(10,062)	(11,099)
Interest expense	–	–	(2)	(1)
Interest income	6	–	8	1
Gain due to change in fair value of derivative liabilities	–	4	–	10
Tax benefit (Note 4)	4,040	–	4,040	–
Other income (expense), net	282	(29)	276	31
Income (loss) from continuing operations	763	(4,214)	(5,740)	(11,058)
Income from discontinued operations (net of tax) (Note 4)	15,465	1,065	17,450	3,806
Net income (loss)	$16,228	$(3,149)	$11,710	$(7,252)

Net income (loss) per share: basic
Continuing operations	$0.18	$(1.28)	$(1.36)	$(3.46)
Discontinued operations	3.66	0.32	4.15	1.19
	$3.84	$(0.96)	$2.78	$(2.27)

Weighted-average number of shares used in per share calculations: basic	4,225	3,293	4,209	3,195

Net income (loss) per share: diluted
Continuing operations	$0.18	$(1.28)	$(1.36)	$(3.46)
Discontinued operations	3.66	0.32	4.15	1.19
	$3.84	$(0.96)	$2.78	$(2.27)

Weighted-average number of shares used in per share calculations: diluted	4,228	3,293	4,209	3,195

Other comprehensive income (loss)
Net income (loss)	$16,228	$(3,149)	$11,710	$(7,252)
Foreign currency translation adjustments	(416)	(68)	(817)	(392)
Comprehensive income (loss)	$15,812	$(3,217)	$10,893	$(7,644)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended December 31,
	2016	2015
	(In thousands)
Cash flows from operating activities
Net loss from continuing operations	$(5,740)	$(11,058)
Net income from discontinued operations, net of tax	17,450	3,806
Net income (loss)	11,710	(7,252)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	178	182
Gain on sale of Latin American assets, net of tax	(14,906)	–
Income tax benefit	(4,040)	–
Stock-based compensation	1,732	1,459
Service provider expenses settled with common stock	98	190
Gain due to change in fair value of derivative liabilities	–	(10)
Foreign currency transaction gains	(13)	(42)
Changes in operating assets and liabilities:
Accounts receivable	(105)	(1,351)
Inventories	(644)	(319)
Prepaid expenses and other current assets	1,104	(106)
Accounts payable	(205)	569
Accrued expenses and other current liabilities	86	277
Deferred revenue	(467)	(621)
Net cash (used in) operating activities	(5,472)	(7,024)
Cash flows from investing activities:
Purchases of property and equipment	(195)	(353)
Proceeds from sale of long-term investment	–	4,538
Proceeds from sale of Latin American assets, net of costs	17,444	–
Deposits	(17)	(5)
Net cash provided by investing activities	17,232	4,180
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	–	2,949
Proceeds from exercise of common stock purchase warrants	–	14
Principal payments on long-term debt	(119)	(87)
Net cash (used in) provided by financing activities	(119)	2,876
Effect of exchange rate on cash and cash equivalents	(127)	(55)
Net increase (decrease) in cash and cash equivalents	11,514	(23)
Cash and cash equivalents, beginning of period	7,469	6,136
Cash and cash equivalents, end of period	$18,983	$6,113

Supplemental disclosure of cash flow information:
Cash paid for interest	$2	$–

Non-cash operating and financing activities:
Issuance of common stock to settle obligation	$–	$96

Sale to Invekra:
Assets acquired and liabilities assumed:
Restricted cash	$1,500	$–
Deferred consideration – current, net	239	–
Deferred consideration – long-term, net	1,509	–
Taxes payable	(229)	–
Deferred tax liability	(312)	–
Deferred revenue – current	(674)	–
Deferred revenue – long-term	(531)	–
Total non-cash items	$1,502	$–

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.	Organization and Recent Developments

Organization

Sonoma Pharmaceuticals, Inc., formerly known as Oculus Innovative Sciences, Inc., (the “Company”) was incorporated under the laws of the State of California in April 1999 and was reincorporated under the laws of the State of Delaware in December 2006. The Company’s principal office is located in Petaluma, California. The Company is a specialty pharmaceutical company that develops and markets solutions for the treatment of dermatological conditions and advanced tissue care. The Company’s products, which are sold throughout the United States and 39 countries around the world, have improved patient outcomes for more than five million patients globally by reducing infections, itch, pain, scarring, odor and harmful inflammatory responses.

Effective December 6, 2016, the Company changed its name from Oculus Innovative Sciences, Inc. to Sonoma Pharmaceuticals, Inc.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of December 31, 2016 and for the three and nine months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The unaudited condensed consolidated balance sheet as of December 31, 2016, the condensed consolidated statements of comprehensive loss for the three and nine months ended December 31, 2016 and 2015, and the condensed consolidated statements of cash flows for the nine months ended December 31, 2016 and 2015 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and nine months ended December 31, 2016 are not necessarily indicative of results to be expected for the year ending March 31, 2017 or for any future interim period. The condensed consolidated balance sheet at March 31, 2016 has been derived from audited consolidated financial statements. However, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended March 31, 2016, and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on June 21, 2016.

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

The Company reported a net income of $11,710,000 for the nine months ended December 31, 2016. At December 31, 2016 and March 31, 2016, the Company’s accumulated deficit amounted to $140,665,000 and $152,375,000, respectively. The Company had working capital of $21,374,000 and $9,337,000 as of December 31, 2016 and March 31, 2016, respectively.

On October 27, 2016, the Company, along with its Mexican subsidiary and manufacturer Oculus Technologies of Mexico, S.A. de C.V. (“OTM”), closed on an asset purchase agreement with Invekra, S.A.P.I de C.V. (“Invekra”), an affiliate of Laboratorios Sanfer S.A. de C.V., for the sale of certain of its Latin America assets. Specifically, the Company agreed to sell certain patents, patent applications, trademarks and territory rights for Mexico, the Caribbean and South America, excluding the sale of dermatology products in Brazil, as well as to build and deliver equipment that Invekra will use to produce its own product.

The aggregate purchase price that Invekra will pay for the assets is $22,000,000, of which $18,000,000 was paid upon closing, $1,500,000 will be held in escrow until completion of the Company’s obligations to deliver certain equipment, and $2,500,000 will be paid in Mexican currency in quarterly installments over a period of ten years from closing as consideration for the provision of certain services and providing technical assistance, calculated as three per cent on net sales of certain products in Latin America, excluding Mexico. Because the $2,500,000 is to be paid in foreign currency, the Company may receive more or less than $2,500,000 due to currency fluctuations.

The Company currently anticipates that its cash and cash equivalents will be sufficient to meet its working capital requirements to continue its sales and marketing and research and development efforts for at least 12 months from the date of filing this quarterly report.

Note 3.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Significant estimates and assumptions include reserves and write-downs related to receivables and inventories, the recoverability of long-lived assets, the valuation allowance relating to the Company’s deferred tax assets, valuation of equity and derivative instruments, debt discounts, valuation of investments, determination of the relative selling prices of the components sold to Invekra, and the estimated amortization periods of upfront product licensing fees received from customers. Periodically, the Company evaluates and adjusts estimates accordingly. The allowance for doubtful accounts represents probable credit losses of $37,000 and $15,000 at December 31, 2016 and March 31, 2016, respectively. Additionally at December 31, 2016 and March 31, 2016 the Company has allowances of $1,061,000 and $653,000, respectively, related to potential discounts, returns, distributor fees and rebates. The allowances are included in Accounts Receivable, net in the accompanying condensed consolidated balance sheets.

Basic and Diluted Net Income (Loss) per common share

Basic earnings and loss per share for both continuing and discontinued operations are computed by dividing the net income or loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method) and warrants (using the if-converted method). Diluted loss per share excludes the shares issuable upon the exercise of stock options and warrants from the calculation of net loss per share as their effect would be anti-dilutive.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Numerator:
Income (loss) from continuing operations	763,000	(4,214,000)	(5,740,000)	(11,058,000)
Income from discontinued operations (net of tax)	15,465,000	1,065,000	17,450,000	3,806,000
Net income (loss)	$16,228,000	$(3,149,000)	$11,710,000	$(7,252,000)

Denominator:
Weighted-average number of common shares outstanding - basic	4,225,000	3,293,000	4,209,000	3,195,000
Options to purchase common stock	3,000	–	–	–
Weighted-average number of common shares outstanding - diluted	4,228,000	3,293,000	4,209,000	3,195,000

Basic – income (loss) from continuing operations	$0.18	$(1.28)	$(1.36)	$(3.46)
Basic – income from discontinued operations	3.66	0.32	4.15	1.19
	$3.84	$(0.96)	$2.78	$(2.27)

Diluted – income (loss) from continuing operations	$0.18	$(1.28)	$(1.36)	$(3.46)
Diluted – income from discontinued operations	3.66	0.32	4.15	1.19
	$3.84	$(0.96)	$2.78	$(2.27)

The following securities were excluded from the weighted average dilutive common shares outstanding because their inclusion would have been antidilutive.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Options to purchase common stock	848,000	740,000	851,000	740,000
Warrants to purchase common stock	1,365,000	1,265,000	1,365,000	1,265,000
	2,213,000	2,005,000	2,216,000	2,005,000

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

The selling prices of all goods are fixed, and agreed to with the customer, prior to shipment. Selling prices are generally based on established list prices. The right to return product is customarily based on the terms of the agreement with the customer. The Company estimates and accrues for potential returns and records this as a reduction of revenue in the same period the related revenue is recognized. Additionally, distribution fees are paid to certain wholesale distributors based on contractually determined rates. The Company estimates and accrues the fee on shipment to the respective wholesale distributors and recognizes the fee as a reduction of revenue in the same period the related revenue is recognized. The Company also offers cash discounts to certain customers, generally 2% of the sales price, as an incentive for prompt payment. The Company accounts for cash discounts by reducing accounts receivable by the prompt pay discount amount and recognizes the discount as a reduction of revenue in the same period the related revenue is recognized. Additionally, the Company participates in certain rebate programs which provide discounted prescriptions to qualified patients. The Company contracts with a third-party to administer the program. The Company estimates and accrues for future rebates based on historical data for rebate redemption rates and the historical value of redemptions. Rebates are recognized as a reduction of revenue in the same period the related revenue is recognized.

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

Due to changing market conditions, estimated future requirements, age of the inventories on hand and production of new products, the Company regularly reviews inventory quantities on hand and records a provision to write down excess and obsolete inventory to its estimated net realizable value. The Company recorded reserves to reduce the carrying amounts of inventories to their net realizable value in the amounts of $183,000 and $164,000 at December 31, 2016 and March 31, 2016.

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

As of December 31, 2016 and March 31, 2016, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date the condensed consolidated financial statements were issued (See Subsequent Events Note 12).

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230). This amendment will provide guidance on the presentation and classification of specific cash flow items to improve consistency within the statement of cash flows. ASU 2016-15 is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted. The Company is evaluating the effect that ASU 2016-15 will have on its financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”) that changes the presentation of restricted cash and cash equivalents on the statement of cash flows. Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, but early adoption is permissible. The Company is currently evaluating the potential impact that ASU 2016-18 may have on its financial position and statement of cash flows.

Accounting standards that have been issued or proposed by the Financial Accounting Standards Board (“FASB”), SEC and/or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the condensed consolidated financial statements upon adoption.

Note 4.	Disposition of Latin American Operations

Description of Sale to Invekra

On October 27, 2016, the Company, along with its Mexican subsidiary and manufacturer Oculus Technologies of Mexico, S.A. de C.V. (“OTM”), closed on an asset purchase agreement with Invekra, S.A.P.I de C.V. (“Invekra”), an affiliate of Laboratorios Sanfer S.A. de C.V., for the sale of certain of its Latin America assets. Specifically, the Company agreed to sell certain patents, patent applications, trademarks and territory rights for Mexico, the Caribbean and South America, excluding the sale of dermatology products in Brazil, as well as to build and deliver equipment that Invekra will use to produce its own product.

The aggregate purchase price that Invekra will pay for the assets is $22,000,000, of which $18,000,000 was paid upon closing, $1,500,000 will be held in escrow until completion of the Company’s obligations to deliver certain equipment, and $2,500,000 will be paid in Mexican currency in quarterly installments over a period of ten years from closing as consideration for the provision of certain services and providing technical assistance, calculated as three per cent on net sales of certain products in Latin America, excluding Mexico. Because the $2,500,000 is to be paid in foreign currency, the Company may receive more or less than $2,500,000 due to currency fluctuations.

In connection with the asset purchase agreement, the Company agreed to provide the technology, know-how and assistance to Invekra to enable Invekra to manufacture on its own the products as currently produced by the Company (“Technical Services Arrangement”), and continue to supply product to Invekra for a two year transition period from the Sale Date, subject to mutual extension (“Supply Agreement”). During the three and nine months ended December 31, 2016, the Company reported $465,000 of Latin America product revenue related to the Supply Agreement with Invekra.

The Company will provide product under the Supply Agreement at a reduced price from its current price list, while Invekra builds its own manufacturing line. At the conclusion of the transition period, the Company will cease to be a supplier of product to Invekra. The Company is uncertain as to the duration of the transition period or when Invekra will complete the build out of its manufacturing line. Pursuant to the Supply Agreement the Company is subject to a potential penalty for failure to supply the products for a consecutive period of six months. The penalty, if triggered, will require the Company to make a one-time payment of $2,000,000 to Invekra. The penalty decreases by 12.5% each quarter of the term of the supply period. The Company does not expect to incur this penalty. The Company will incur costs of approximately $325,000 to fulfill its obligations to build and deliver certain production equipment to Invekra.

Accounting for the disposition

For accounting purposes, the Company determined that there were three discrete components of the sale to Invekra. These components were the intellectual property and territory rights, the services to be provided under the Technical Services Arrangement and the production equipment to be manufactured for Invekra.

The Company determined an arm’s length selling price for each component of the sale and then allocated the net proceeds received to the components on a relative selling price basis. The Company estimated the selling prices of each component as described below:

Component of Sale	Methodology to Estimate Selling Price
Services under the Technical Services Arrangement	Based upon revenues expected from a market participant to provide technical services at expected service levels
Production equipment to be manufactured	Based upon an expected selling price derived from costs marked up to selling price at market participant margins
Intellectual property and territory rights	Based upon a discounted cash flow analysis of the benefit to Invekra of producing rather than purchasing its product and operating royalty free

The Company determined proceeds, net of estimated transaction costs and net of the discount to adjust for consideration to be received in the future. The total proceeds were as follows:

Cash received on October 27, 2016	$18,000,000
Cash held in escrow until delivery of equipment	1,500,000
Face value of variable consideration ($250,000 per year for ten years)	2,500,000
Total proceeds from sale	22,000,000
Transaction costs	556,000
Total proceeds, net of transaction costs	21,444,000
Discount on variable consideration (using a 7.5% discount rate)	752,000
Total proceeds, net of discount	$20,692,000

Proceeds were allocated to the components of the sale based upon their relative selling prices are as follows:

Services under the Technical Services Arrangement	$708,000
Production equipment to be manufactured	497,000
Intellectual property and territory rights	19,487,000
Total proceeds	$20,692,000

The proceeds related to the intellectual property and territory rights were included in gain on sale on the date of the sale. The proceeds allocated to the services under the Technical Services Agreement were recorded in deferred revenue as of the date of the sale and will be recognized as technical services are provided. The proceeds related to the production equipment to be manufactured were included in deferred gain and will be recognized upon delivery of the equipment.

Discontinued operations

As of December 31, 2016, the Company determined that the sale of its Latin American operations to Invekra qualified as a sale of a component of its business and, as such, all such activity prior to consummation of the sale is required to be included in discontinued operations on the Company’s statement of operations. This includes the direct labor and materials for the product delivered to Invekra, the revenue on the sales to Invekra and the gain on the sale to Invekra, net of tax.

The carrying value of the assets and liabilities of discontinued operations on the condensed consolidated balance sheets as of December 31, 2016 and March 31, 2016 were as follows:

	December 31, 2016	March 31, 2016
Assets
Accounts receivable (net)	$–	$766,000
Inventories	–	45,000
Total current assets of discontinued operations	$–	$811,000

Liabilities
Deferred Revenue	$–	$300,000
Total current liabilities of discontinued operations	$–	$300,000

Deferred Revenue, less current portion	$–	$112,000
Total Long-term liabilities of discontinued operations	$–	$112,000

The operations of its Latin American business included in discontinued operations is summarized as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Revenues	$621,000	$1,336,000	$3,105,000	$4,760,000
Cost of Revenues	62,000	271,000	561,000	954,000
Income from discontinued operations before tax	559,000	1,065,000	2,544,000	3,806,000
Gain on disposal of discontinued operations before income taxes	19,487,000	–	19,487,000	–
Total income from discontinued operations, before tax	20,046,000	1,065,000	22,031,000	3,806,000
Income Tax benefit (expense)	(4,581,000)	–	(4,581,000)	–
Income from discontinued operations, net of tax	$15,465,000	$1,065,000	$17,450,000	$3,806,000

Note 5.	Condensed Consolidated Balance Sheets

Inventories, net

Inventories, net consist of the following:

	December 31,	March 31,
	2016	2016
Raw materials	$1,369,000	$1,059,000
Finished goods	697,000	536,000
	$2,066,000	$1,595,000

Notes Payable

On January 25, 2016, the Company entered into a note agreement for $146,000 with an interest rate of 6.25% per annum. This instrument was issued in connection with financing insurance premiums. The note was payable in monthly installments of $16,000. During the three months ended December 31, 2016, the Company made the final payment of $17,000. During the nine months ended December 31, 2016, the Company made principal and interest payments of $114,000 and $1,000, respectively.

On August 10, 2016, the Company entered into a note agreement for $26,000 with an interest rate of 2.49% per year, and a monthly payment of $432. This instrument was issued in connection with the financing of an automobile. During the three months ended December 31, 2016, the Company made principal and interest payments related to this note in the amounts of $1,149 and $147, respectively. During the nine months ended December 31, 2016, the Company made principal and interest payments related to this note in the amounts of $3,531 (includes a first installment payment of $2,000) and $197, respectively. The remaining balance of this note amounted to $23,000 at December 31, 2016, of which $5,000 is included in the current portion of long-term debt in the accompanying condensed consolidated balance sheet.

On September 27, 2016, the Company entered into a note agreement for $38,000 with an interest rate of 0%, and monthly payment of $630. This instrument was issued in connection with the financing of an automobile. During the three months ended December 31, 2016, the Company made principal payments related to this note of $1,000. The remaining balance of this note amounted to $37,000 at December 31, 2016, of which $7,000 is included in the current portion of long-term debt in the accompanying condensed consolidated balance sheet.

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

As of December 31, 2016 the Company had employment agreements in place with five of its key executives. The agreements provide, among other things, for the payment of nine to twenty-four months of severance compensation for terminations under certain circumstances. With respect to these agreements, at December 31, 2016, aggregated annual salaries would be $1,185,000 and potential severance payments to these key executives would be $1,435,000 if triggered.

Note 7.	Stockholders’ Equity

Authorized Capital

The Company is authorized to issue up to 12,000,000 shares of common stock with a par value of $0.0001 per share and 714,286 shares of convertible preferred stock with a par value of $0.0001 per share.

Common Stock Issued Services Provider

On April 24, 2009, the Company entered into an agreement with Advocos LLC, a contract sales organization that served as part of the Company’s sales force, for the sale of the Company’s wound care products in the United States. Pursuant to the agreement, the Company agreed to pay the contract sales organization a monthly fee and potential bonuses that was based on achievement of certain levels of sales. The Company agreed to issue the contract sales organization cash or shares of common stock to settle fees for its services. During the nine months ended December 31, 2015, the Company issued 135,485 shares of common stock, with a fair market value of $203,000, in connection with this agreement. The Company has determined that the fair value of the common stock was more readily determinable than the fair value of the services rendered. During the nine months ended December 31, 2015, the Company recorded $107,000 of expense related to stock issued pursuant to this agreement and settled $96,000 of fees accrued in prior periods. The expense was recorded as selling, general and administrative expense in the accompanying condensed consolidated statement of comprehensive loss for the nine months ended December 31, 2015. This agreement was terminated on September 28, 2016. Pursuant to the termination agreement the Company paid outstanding fees of $111,000, issued 14,390 shares of common stock with a fair value of $69,000, and transferred certain assets valued at $62,000 related to a product line the Company deemed to be non-core and immaterial to its operations. The expense was recorded as selling, general and administrative expense in the accompanying condensed consolidated statement of comprehensive loss for the nine months ended December 31, 2016.

On August 1, 2016, the Company entered into an agreement with CorProminence, LLC. for financial advisory services. Pursuant to the agreement, the Company agreed to pay CorProminence, LLC. common stock as compensation for services provided. The Company determined that the fair value of the common stock was more readily determinable than the fair value of the services rendered. Accordingly, the Company recorded the fair market value of the stock as expense. During the three and nine months ended December 31, 2016, the Company issued 6,411 shares of common stock in connection with this agreement. During the three and nine months ended December 31, 2016, the Company recorded $29,000 of expense related to this agreement. The expense was recorded as selling, general and administrative expense in the accompanying condensed consolidated statements of comprehensive income (loss).

Note 8.	Stock-Based Compensation

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

The Company also approved a long-term market-based stock option bonus program for senior managers. Vesting of the stock options granted as part of this program is contingent upon the achievement of four separate target stock prices. The market-based options vest based on the 30 trading day trailing average of the stock price of the Company’s common stock with options vesting in 25% increments at each of the target stock prices. On the last day of each quarter, the chief executive officer and/or chief financial officer will determine if any of the target stock prices have been met by evaluating the period between the quarter end date and the grant date of the option. In the event that a target stock price has been met, the senior manager will be notified that such options have vested. At the end of five years from the date of the grant, if the stock target prices have not been met, then the unvested portion of the option will expire. On August 21, 2015, certain senior managers were granted an aggregate of 23,750 stock options in connection with this program. The stock options have an exercise price of $5.80 and if they vest will expire ten years from the date of grant. None of these options vested as of December 31, 2016.

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

The expected term of the stock options represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by the Securities and Exchange Commission's Staff Accounting Bulletin No. 110 for “plain vanilla” options. The expected stock price volatility for the Company’s stock options was determined by using an average of the historical volatilities of the Company and its industry peers. The Company will continue to analyze the stock price volatility and expected term assumptions as more data for the Company’s common stock and exercise patterns become available. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. The Company estimates forfeitures based on historical experience and reduces compensation expense accordingly. The estimated forfeiture rates used during the nine months ended December 31, 2016 ranged from 5.24% to 6.01%. The estimated forfeiture rates used during the nine months ended December 31, 2015 ranged from 1.18% to 1.81%.

The Company estimated the fair value of employee and non-employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service periods of the respective awards. The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Expected life	5.22 years	7.04 years	5.75 years	6.30 years
Risk-free interest rate	1.86%	1.90%	1.83%	1.70%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Volatility	130%	89%	126%	89%
Fair value of options granted	$4.18	$4.75	$4.08	$4.40

Share-based awards compensation expense is as follows:

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,
	2016	2015	2016	2015
Cost of service revenue	$63,000	$72,000	$197,000	$189,000
Research and development	77,000	107,000	201,000	268,000
Selling, general and administrative	774,000	374,000	1,334,000	1,002,000
Total stock-based compensation	$914,000	$553,000	$1,732,000	$1,459,000

At December 31, 2016, there were unrecognized compensation costs of $695,000 related to stock-based awards which are expected to be recognized over a weighted-average amortization period of 1.36 years.

Stock-Based Award Activity

Stock-based awards outstanding at December 31, 2016 under the various plans are as follows:

Plan	Awards Outstanding
2006 Plan	171,000
2011 Plan	580,000
2016 Plan	100,000
851,000
Awards available for grant as of December 31, 2016	1,265,000

Stock options award activity is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at April 1, 2016	753,000	$21.47
Options granted	135,000	4.76
Options exercised	–	–
Options forfeited	(16,000)	7.34
Options expired	(21,000)	20.15
Outstanding at December 31, 2016	851,000	$18.63	7.54	$46,000
Exercisable at December 31, 2016	678,000	$21.41	7.27	$33,000

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock, or $5.04 per share at December 31, 2016.

Restricted stock award activity is as follows:

	Number of Shares	Weighted Average Award Date Fair Value per Share
Unvested restricted stock awards outstanding at April 1, 2016	–	$–
Restricted stock awards granted	31,000	4.81
Restricted stock awards vested	(31,000)	4.81
Restricted stock awards forfeited	–	–
Unvested restricted stock awards outstanding at December 31, 2016	–	$–

Restricted stock awards were issued to non-employee directors and certain executive officers in the nine months ended December 31, 2016.

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options.

The Company did not capitalize any cost associated with stock-based compensation.

The Company issues new shares of common stock upon exercise of stock based awards.

Note 9.	Income Taxes

The Company’s effective tax rate was 123.28% and 41.31% for the three and nine months ended December 31, 2016, respectively. For the three and nine months ended December 31, 2015, the effective tax rates were 0%. The change in the effective tax rates from continuing operations for the three and nine months ended December 31, 2016 compared to the same period last year is primarily due to the intra-period allocation of total tax expense between continuing operations and discontinued operations from the sale to Invekra.

The Company accounts for the tax effects of discontinued operations as a discrete item and therefore recognizes the full tax effects of discontinued operations in the same period that the pretax income or loss from discontinued operations is recognized. In accordance with the intra-period allocation rules, as a result of having a full valuation allowance on deferred income taxes on the Company’s entire operations, a tax benefit is recorded in continuing operations for the benefit of the utilization of the deferred tax assets resulting from the income from discontinued operations.

During the three and nine months ended December 31, 2016, the Company recorded income tax expense of $4,581,000 within discontinued operations.   This income tax expense was recognized in connection with the gain on sale of the IP and territory rights and the operations through the sale date, associated with the Latin American operations. The Company was able to utilize certain net operating loss carryovers (“NOLs”) of approximately $4,040,000 in order to reduce the amount of its income tax obligations. The Company had previously established a full valuation allowance against the deferred income tax assets, which included these NOLs. During the three and nine months ended December 31, 2016, the Company recorded an income tax benefit of $4,040,000 within its continuing operations, representing the release of the valuation allowance for the NOLs utilized to offset the gain and income reflected in discontinued operations. The NOLs in certain jurisdictions did not fully offset the income tax obligations incurred. As a result, as of December 31, 2016, the Company recorded current income tax payable of $229,000 and deferred income tax liability of $312,000.

The Company has completed a study to assess whether or not a change in control for income tax purposes has occurred. The Company has determined, based on the results of the study, that no such change in control has occurred for purposes of Internal Revenue Code section 382 and as a result, the Company’s income tax net operating loss carryforwards were not limited under such provision. The Company incurred losses for both financial reporting and income tax purposes for the year ended March 31, 2016 and through September 30, 2016. The Company, after weighing both positive and negative evidence, had fully reserved its deferred tax assets since it was more likely than not that such benefits would not be realized in future periods. Except as disclosed below in connection with the utilization of net operating loss carryforwards in connection with the gain on the sale to Invekra, as of December 31, 2016, the Company has fully reserved its deferred tax assets. The Company will evaluate its deferred tax assets in future periods in order to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the Company’s deferred income tax assets satisfy the realization standards, the valuation allowance will be reduced accordingly.

As a result of certain realization requirements of Accounting Standards Codification Topic 718, the Company’s deferred tax assets and liabilities do not include certain deferred tax assets at December 31, 2016 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting purposes. Equity will be increased by approximately $533,000 if and when such deferred tax assets are ultimately realized.

Note 10.	Segment and Geographic Information

The Company generates product revenues from wound care products that are sold into the human and animal healthcare markets, and the Company generates service revenues from laboratory testing services, which are provided to medical device manufacturers.

The Company operates a single segment business for product revenues, which consists of three geographical sales territories as follows:

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,
	2016	2015	2016	2015
Geographic region
United States	$1,671,000	$1,010,000	$4,741,000	$2,983,000
Latin America	465,000	–	465,000	–
Europe and Rest of World	1,038,000	1,202,000	2,952,000	2,725,000
	3,174,000	2,212,000	8,158,000	5,708,000
Product license fees and royalties	–	44,000	–	231,000
Total product related revenues	$3,174,000	$2,256,000	$8,158,000	$5,939,000

During the three and nine months ended December 31, 2016, the Company reported $465,000 of Latin America product revenue related to the Supply Agreement with Invekra.

In connection with the Company’s sale of its Latin American business to Invekra, product revenues were reclassified from continuing operations to discontinued operations as follows:

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,
	2016	2015	2016	2015
Product revenues	$359,000	$1,260,000	$2,693,000	$4,085,000
Product license fees and royalties	262,000	76,000	412,000	675,000
Total product related revenues	$621,000	$1,336,000	$3,105,000	$4,760,000

The following table shows the Company’s product license fees and royalties revenues by partner:

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,
	2016	2015	2016	2015
Partner
Exeltis	$–	$44,000	$–	$202,000
Innovacyn	–	–	–	29,000
Total product license fees and royalties	$–	$44,000	$–	$231,000

The Company’s service revenues amounted to $187,000 and $227,000 for the three months ended December 31, 2016 and 2015, respectively.

The Company’s service revenues amounted to $638,000 and $855,000 for the nine months ended December 31, 2016 and 2015, respectively.

Note 11.	Significant Customer Concentrations

For the three months ended December 31, 2016, one customer represented 22%, one customer represented 16%, one customer represented 13% and one customer represented 10% of net revenue. For the three months ended December 31, 2015, one customer represented 33% and one customer represented 10% of net revenue.

For the nine months ended December 31, 2016, one customer represented 27% of net revenue. For the nine months ended December 31, 2015, one customer represented 35% of net revenue.

At December 31, 2016, one customer represented 30%, one customer represented 26%, one customer represented 23%, one customer represented 16% and one customer represented 13% of the net accounts receivable balance. At March 31, 2016, one customer represented 33% of the net accounts receivable balance.

Note 12.	Subsequent Events

Amendment to Code of Business Conduct

On January 17, 2017, the Company’s board of directors adopted changes to the Company’s code of conduct. The code of conduct governs the conduct of all the Company’s employees, directors and officers, including management. The changes to the code of conduct were made to update the code to current best practices. In addition to some clerical changes, the code of conduct now explicitly requires employees, directors and officers to act honestly and ethically in dealing with customers, business partners and others. Furthermore, the code of conduct now explicitly extends the confidentiality and conflicts of interest requirements to directors and prohibits company loans. The code of conduct also updated the disclosure, reporting and enforcement provisions. No waivers have been granted under the code of conduct to date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as of December 31, 2016 and our audited consolidated financial statements for the year ended March 31, 2016 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 21, 2016.

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “anticipate,” “suggest,” “estimate,” “plan,” “project,” “continue,” “ongoing,” “potential,” “expect,” “predict,” “believe,” “intend,” “may,” “will,” “should,” “could,” “would,” “proposal,” and similar expressions are intended to identify forward-looking statements.

Forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to the risks described in our Annual Report on Form 10-K including: our ability to become profitable; the progress and timing of our development programs and regulatory approvals for our products; the benefits and effectiveness of our products; the ability of our products to meet existing or future regulatory standards; the progress and timing of clinical trials and physician studies; our expectations related to the use of our cash reserves; our expectations and capabilities relating to the sales and marketing of our current products and our product candidates; our ability to gain sufficient reimbursement from third-party payors; our ability to compete with other companies that are developing or selling products that are competitive with our products; the establishment of strategic partnerships for the development or sale of products; the risk our research and development efforts do not lead to new products; the timing of commercializing our products; our ability to penetrate markets through our sales force, distribution network, and strategic business partners to gain a foothold in the market and generate attractive margins; the expansion of our sales force and distribution network; the ability to attain specified revenue goals within a specified time frame, if at all, or to reduce costs; the outcome of discussions with the U.S. Food and Drug Administration, or FDA, and other regulatory agencies; the content and timing of submissions to, and decisions made by, the FDA and other regulatory agencies, including demonstrating to the satisfaction of the FDA the safety and efficacy of our products; our ability to manufacture sufficient amounts of our product candidates for clinical trials and products for commercialization activities; our ability to protect our intellectual property and operate our business without infringing on the intellectual property of others; our ability to continue to expand our intellectual property portfolio; our expectations about the outcome of litigation and controversies with third parties; the risk we may need to indemnify our distributors or other third parties; risks attendant with conducting a significant portion of our business outside the United States; our ability to comply with complex federal and state fraud and abuse laws, including state and federal anti-kickback laws; risks associated with changes to health care laws; our ability to attract and retain qualified directors, officers and employees; our expectations relating to the concentration of our revenue from international sales; our ability to expand to and commercialize products in markets outside the wound care market; and the impact of the Sarbanes-Oxley Act of 2002 and any future changes in accounting regulations or practices in general with respect to public companies. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

Our Business

We are a specialty pharmaceutical company dedicated to identifying, developing and commercializing unique, affordable differentiated therapies to improve the lives of patients with dermatologic diseases or conditions. Our products, which are sold throughout the United States and internationally, have improved patient outcomes for more than five million patients globally by treating and reducing certain topical skin diseases including acne, atopic dermatitis, scarring, infections, itch, pain and harmful inflammatory responses. On December 6, 2016, we changed our name from Oculus Innovative Sciences, Inc. to Sonoma Pharmaceuticals, Inc.

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

•

Microcyn® (sold under a variety of brand names), a line of products based on electrically charged oxychlorine small molecules designed to target a wide range of pathogens including viruses, fungi, spores and bacteria, including antibiotic-resistant strains.

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

Outside the United Sates, we sell products for dermatological and advanced tissue care with a European Conformity marking (known as Conformité Européenne or CE) covering 25 of our products, and various approvals in China, Southeast Asia, South Korea, India, Australia, New Zealand, and the Middle East.

On October 27, 2016, we, along with our Mexican subsidiary and manufacturer Oculus Technologies of Mexico, S.A. de C.V., closed on an asset purchase agreement with Invekra, S.A.P.I de C.V., an affiliate of Laboratorios Sanfer S.A. de C.V., for the sale of certain of our Latin America assets. Specifically, we agreed to sell certain patents, patent applications, trademarks and territory rights for Mexico, the Caribbean and South America, excluding the sale of dermatology products in Brazil, as well as to build and deliver equipment that Invekra will use to produce its own product.

The aggregate purchase price that Invekra will pay for the assets is $22,000,000, of which $18,000,000 was paid upon closing, $1,500,000 will be held in escrow until completion of our obligation to deliver certain equipment, and $2,500,000 will be paid in Mexican currency in quarterly installments over a period of ten years from closing as consideration for the provision of certain services and providing technical assistance, calculated as three per cent on net sales of certain products in Latin America, excluding Mexico. Since the $2,500,000 is to be paid in foreign currency, we may receive more or less than $2,500,000 due to currency fluctuations.

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

Our Strategy

Our strategy is to in-license, acquire, develop and commercialize unique, affordable and differentiated therapies that we believe advance the standard of care for patients with dermatological diseases. The key components of our strategy are to:

•	Expand our Internal U.S. Sales Force: We continue to hire additional experienced sales people who have established relationships with dermatologists in their territories and are expecting to have a sales force of 30 by the end of March 2017.

•	Develop and Launch New Dermatology Products: We currently sell eight prescription dermatology products in the United States, and have a strong product pipeline of new products, including an oral anti-infective for severe acne and Ceramax™, which utilizes a “state of the art” skin repair technology.

•	Create a Competitive Pricing Strategy: We have and will continue to develop a unique product pricing strategy, which we believe solves many of the challenges associated with the prescription dermatology market’s current pricing and rebate programs.

•	Develop a Pharmaceutical Line: We plan to acquire or develop pharmaceutical products with affordable clinical trials to increase our market presence and create innovator patent protection.

Our plan is to evolve into a leading dermatology company, providing innovative and cost-effective solutions to patients, while generating strong, consistent revenue growth and maximizing long-term shareholder value.

Additional Information

Investors and others should note that we announce material financial information using our company website (www.sonomapharma.com), our investor relations website (ir.sonomapharma.com), SEC filings, press releases, public conference calls and webcasts. The information on, or accessible through, our websites is not incorporated by reference in this Quarterly Report on Form 10-Q.

Comparison of the Three Months Ended December 31, 2016 and 2015

Results of Continuing Operations

Revenues

Total revenues for the three months ended December 31, 2016 of $3,361,000 increased by $878,000 or 35%, as compared to $2,483,000 for the three months ended December 31, 2015. Product revenues for the three months ended December 31, 2016 of $3,174,000 increased by $962,000 or 43% when compared to the same period in the prior year. This increase was the result of strong growth in the United States, offset by a decline in Europe and the Rest of the World. Product licensing fees and royalties decreased $44,000, related to the loss of our former partner, Exeltis.

Product revenues in the United States for the three months ended December 31, 2016 of $1,671,000, increased by $661,000, or 65%, when compared to the same period in the prior year. This increase was mostly the result of higher sales of our dermatology and animal health products. We currently have a direct sales force team of 28 sales people focused on selling our dermatology product portfolio of eight products, for the treatment of atopic dermatitis, scar management, surgical procedures, an oral anti-infective for severe acne, and Ceramax™, which utilizes a “state of the art” skin repair technology. In addition, sales to a new animal health care partner increased during the period compared to the prior year. Going forward, while we expect sales of both our U.S. dermatology and animal health product lines will continue to grow, we expect sales of our dermatology product lines to grow faster and thus, the percentage of animal sales as a part of our overall sales decrease. Management has determined that our core focus will continue to be prescription dermatology sales. We believe focusing on higher margin dermatology products and utilizing an internal sales force, allows us to better control and grow our future results rather than relying on external partners for marketing and sales.

Product revenue in Europe and the Rest of the World for the three months ended December 31, 2016 of $1,038,000, decreased by $164,000, or 14%, as compared to the same period in the prior year, with decreases in Europe, Middle East and India, partially offset by increases in Asia.

As a result of the asset purchase agreement and arrangement we entered into on October 27, 2016 with Invekra, we expect our revenues in Latin America will decrease significantly. Pursuant to the arrangement, going forward we will receive a royalty of 3% on all Latin American net revenues (outside of Mexico), with a minimum payment of $250,000 per year for the next ten years, to be paid quarterly in Mexican pesos. Additionally, while Invekra sets up their manufacturing capabilities, we will continue to supply Invekra with product at a reduced price. During the three months ended December 31, 2016, we reported $465,000 of Latin America product revenue related to Invekra.

The following table shows our product revenues by geographic region:

	Three months ended December 31,
	2016	2015	$ Change	% Change
United States	$1,671,000	$1,010,000	$661,000	65%
Latin America	465,000	–	465,000	100%
Europe and Rest of the World	1,038,000	1,202,000	(164,000)	(14%	)
	3,174,000	2,212,000	962,000	43%
Product license fees and royalties	–	44,000	(44,000)	(100%	)
Total	$3,174,000	$2,256,000	$918,000	41%

In the three months ended December 31, 2016, product license fees and royalties revenue declined $44,000 as a result of loss of royalties related to our former dermatology partner Exeltis.

Service revenues for the three months ended December 31, 2016 and 2015 were $187,000 and $227,000, respectively.

Gross Profit

For the three months ended December 31, 2016, we reported total revenues of $3,361,000 and total cost of revenues of $1,655,000, resulting in total gross profit of $1,706,000 or 51% of total revenues, compared to gross profit of $455,000 or 18% of total revenues, for the same period in the prior year. The increase in gross profit was primarily due to the reclassification, in the prior period, of Latin America product and license revenue and related variable cost of goods sold from continuing operations to discontinued operations.

For the three months ended December 31, 2016, we reported product revenues of $3,174,000 and cost of product revenues of $1,476,000, resulting in product gross profit of $1,698,000, or 53% of product revenues, compared to product gross profit of $361,000, or 16% of product revenues, for the same period in the prior year. The increase in gross profit was primarily due to the reclassification, in the prior period, of Latin America product and license revenue and related variable cost of goods sold from continuing operations to discontinued operations. Additionally, as dermatology product revenues increase as an overall percentage of our product revenues, we expect our margins will improve due to higher gross margins associated with our dermatology products.

For the three months ended December 31, 2016, we reported service revenues of $187,000 and cost of service revenues of $179,000, resulting in service gross profit of $8,000, or 4% of service revenues, compared to service gross profit of $50,000, or 22% of service revenues, for the same period in the prior year.

Research and Development Expense

We reported research and development expense of $487,000 for the three months ended December 31, 2016, an increase of $1,000 when compared to the same period in the prior year.

Selling, General and Administrative Expense

We reported selling, general and administrative expenses of $4,784,000 for the three months ended December 31, 2016, an increase of $626,000, or 15%, when compared to the same period in the prior year. The increase for the three months ended December 31, 2016 was primarily the result of higher selling expenses related to our dermatology division primarily related to the addition of headcount and sampling and higher stock-compensation expenses.

We expect selling, general and administrative expenses to increase as we add new territories and people to our direct sales force.

Interest Expense

Interest expense was negligible for the three months ended December 31, 2016 and 2015.

Interest Income

Interest income was negligible for the three months ended December 31, 2016 and 2015. We expect interest income to increase in future periods due to increased cash on hand.

Gain due to Change in Fair Value of Derivative Liabilities

In connection with our December 9, 2013 and February 26, 2014 registered direct offerings we issued a series of common stock purchase warrants, which contained cash settlement provisions. During the quarter ended December 31, 2015, we recorded a gain due to a decrease in the fair value of our derivative liabilities of $4,000, primarily due to a decrease in our common stock price and the decreasing contractual term of the warrants during the period.

Other Income (Expense), net

Other income, net of $282,000 for the three months ended December 31, 2016, increased $311,000, from $29,000 of other expense, net for the same period in the prior year. The increase in other income, net for the three months ended December 31, 2016 was primarily related to foreign exchange gains in Mexico.

Net income from Continuing Operations

Net income from continuing operations for the three months ended December 31, 2016 was $763,000 compared to a loss of $4,214,000, for the same period in the prior year. The increase in net income of $4,977,000 is the primarily the result of a tax benefit recorded during the current period of $4,040,000 and the reclassification of Latin America product and license revenue and related variable cost of goods sold from continuing operations to discontinued operations in the prior period.

Comparison of the Nine Months Ended December 31, 2016 and 2015

Results of Continuing Operations

Revenues

Total revenues for the nine months ended December 31, 2016 of $8,796,000 increased by $2,002,000 or 29%, as compared to $6,794,000 for the nine months ended December 31, 2015. Product revenues for the nine months ended December 31, 2016 of $8,158,000 increased by $2,450,000 or 43% when compared to the same period in the prior year. This increase was the result of strong growth in the United States and growth in Europe and the Rest of the World. Product licensing fees and royalties decreased $231,000 related to the loss of our former partners Innovacyn and Exeltis.

Product revenues in the United States for the nine months ended December 31, 2016 of $4,741,000, increased by $1,758,000, or 59%, when compared to the same period in the prior year. This increase was mostly the result of higher sales of our dermatology and animal health products.

Product revenue in Europe and the Rest of the World for the nine months ended December 31, 2016 of $2,952,000, increased by $227,000, or 8%, as compared to the same period in the prior year, with increases in Europe, Asia and Middle East.

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

Additionally, while Invekra sets up their manufacturing, we will continue to supply Invekra with product at a reduced price. During the nine months ended December 31, 2016, we reported $465,000 of Latin America product revenue related to Invekra.

The following table shows our product revenues by geographic region:

	Nine months ended December 31,
	2016	2015	$ Change	% Change
United States	$4,741,000	$2,983,000	$1,758,000	59%
Latin America	465,000	–	465,000	(100%	)
Europe and Rest of the World	2,952,000	2,725,000	227,000	8%
	8,158,000	5,708,000	2,450,000	43%
Product license fees and royalties	–	231,000	(231,000)	(100%	)
Total	$8,158,000	$5,939,000	$2,219,000	37%

In the nine months ended December 31, 2016, product license fees and royalties revenue declined primarily as a result of a decrease in revenue related to our former dermatology partner Exeltis.

Service revenues for the nine months ended December 31, 2016 of $638,000 decreased by $217,000 when compared to $855,000 in the prior period. This decrease was due to a decrease in the number of tests and services provided by our lab services business.

Gross Profit

For the nine months ended December 31, 2016, we reported total revenues of $8,796,000 and total cost of revenues of $5,075,000, resulting in total gross profit of $3,721,000 or 42% of total revenues, compared to a gross profit of $1,677,000 or 25% of total revenues, for the same period in the prior year. The increase in gross profit was primarily due to the reclassification, in the prior period, of Latin America product and license revenue and related variable cost of goods sold from continuing operations to discontinued operations.

For the nine months ended December 31, 2016, we reported product revenues of $8,158,000 and cost of product revenues of $4,507,000, resulting in product gross profit of $3,651,000, or 45% of product revenues, compared to product gross profit of $1,306,000, or 23% of product revenues, for the same period in the prior year. The increase in gross profit was primarily due to the reclassification, in the prior period, of Latin America product and license revenue and related variable cost of goods sold from continuing operations to discontinued operations. Additionally, as dermatology product revenues increase as an overall percentage of our product revenues, we expect our margins will improve due to higher gross margins associated with our dermatology products.

For the nine months ended December 31, 2016, we reported service revenues of $638,000 and cost of service revenues of $568,000, resulting in service gross profit of $70,000, or 11% of service revenues, compared to service gross profit of $140,000, or 16% of service revenues, for the same period in the prior year. The decrease in service gross profit was primarily related to lower service revenue in the current period and the mix of tests and services performed.

Research and Development Expense

We reported research and development expense of $1,226,000 for the nine months ended December 31, 2016, a decrease of $139,000, or 10%, when compared to the same period in the prior year. The decrease is largely due to a decrease in development milestone payments and license fees related to a dermatology product from the prior period.

Selling, General and Administrative Expense

We reported selling, general and administrative expenses of $12,557,000 for the nine months ended December 31, 2016, an increase of $1,146,000, or 10%, when compared to the same period in the prior year. The increase for the nine months ended December 31, 2016 was primarily due to higher sales expenses related to our dermatology division and higher stock compensation charges.

We expect selling, general and administrative expenses to increase as we add territories and people to our direct sales force.

Interest Expense

Interest expense was negligible for the nine months ended December 31, 2016 and 2015.

Interest Income

Interest income was negligible for the nine months ended December 31, 2016 and 2015. We expect interest income to increase in future periods due to increased cash on hand.

Gain due to Change in Fair Value of Derivative Liabilities

In connection with our December 9, 2013 and February 26, 2014 registered direct offerings we issued a series of common stock purchase warrants, which contained cash settlement provisions. During the nine months ended December 31, 2015, we recorded a gain due to a decrease in the fair value of our derivative liabilities of $10,000, primarily due to a decrease in our common stock price, offset by the expiration of warrants and the decreasing contractual term of outstanding warrants.

Other Income, net

Other income, net of $276,000 for the nine months ended December 31, 2016, increased $245,000, from $31,000 of other income, net for the same period in the prior year. The increase in other income, net for the three months ended December 31, 2016 was primarily related to foreign exchange gains in Mexico.

Net Loss from Continuing Operations

Net loss from continuing operations for the nine months ended December 31, 2016 was $5,740,000 compared to $11,058,000, for the same period in the prior year. The decrease in net loss of $5,318,000 is primarily the result of a tax benefit recorded during the current period of $4,040,000 and the reclassification of Latin America product and license revenue and related variable cost of goods sold from continuing operations to discontinued operations in the prior period.

Comparison of Three and Nine Months Ended December 31, 2016 and 2015

Discontinued Operations, net of Tax

During the three months ended December 31 2016 our Board of Directors took actions to divest certain assets related to our Latin American business. On October 27, 2016 we closed on an asset purchase agreement with Invekra, S.A.P.I de C.V., an affiliate of Laboratorios Sanfer S.A. de C.V., for the sale of certain of our Latin America assets. We decided to divest our Latin American business, resulting in a strategic shift that had a major effect on our operations and financial results. Therefore, the divested Latin American operations meet the criteria to be reported as discontinued operations.

The related assets, liabilities, results of operations and cash flows for our Latin American business are classified as discontinued operations for all periods presented.

Income from discontinued operations, net of tax for the three months ended December 31, 2016 and 2015 includes $559,000 and $1,065,000, respectively, of gross profit reclassified from continuing operations to discontinued operations during the periods.

Income from discontinued operations for the nine months ended December 31, 2016 and 2015 includes $2,544,000 and $3,806,000, respectively, of gross profit reclassified from continuing operations to discontinued operations during the periods.

Gain on disposal of discontinued operations for the three and nine months ended December 31, 2016, includes $19,487,000 of gain in each period primarily from the gain on sale of intellectual property assets of our discontinued Latin American business.

Additionally, for the three and nine months ended December 31, 2016 the Company recorded income tax expense related to the transaction in the amount of $4,581,000 in each of the periods.

The following summarizes operations of our Latin American business included in discontinued operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Revenues	$621,000	$1,336,000	$3,105,000	$4,760,000
Cost of Revenues	62,000	271,000	561,000	954,000
Income from discontinued operations before tax	559,000	1,065,000	2,544,000	3,806,000
Gain on disposal of discontinued operations before income taxes	19,487,000	–	19,487,000	–
Total income from discontinued operations, before tax	20,046,000	1,065,000	22,031,000	3,806,000
Income Tax benefit (expense)	(4,581,000)	–	(4,581,000)	–
Income from discontinued operations, net of tax	$15,465,000	$1,065,000	$17,450,000	$3,806,000

Liquidity and Capital Resources

We had net income of $11,710,000 for the nine months ended December 31, 2016. At December 31, 2016 and March 31, 2016, our accumulated deficit amounted to $140,665,000 and $152,375,000, respectively. At December 31, 2016 and March 31, 2016, our working capital amounted to $21,374,000 and $9,337,000, respectively.

On October 27, 2016, we, along with our Mexican subsidiary and manufacturer Oculus Technologies of Mexico, S.A. de C.V., closed on an asset purchase agreement with Invekra, S.A.P.I de C.V., an affiliate of Laboratorios Sanfer S.A. de C.V., for the sale of certain of our Latin America assets for an aggregate purchase price of $22,000,000, with $18,000,000 paid in cash upon closing, $1,500,000 held in escrow until completion of our obligations to deliver certain equipment and technology, and $2,500,000 to be paid in Mexican currency in quarterly installments over a period of ten years from closing as consideration for the provision of certain services and providing technical assistance, calculated as three per cent on net sales of certain products in Latin America, excluding Mexico. Since the $2,500,000 is paid in foreign currency, we may receive more or less than $2,500,000 due to currency fluctuations.

We currently anticipate that our cash and cash equivalents, including the proceeds from the sale to Invekra, will be sufficient to meet our working capital requirements to continue our sales and marketing and research and development efforts for at least 12 months from the date of filing this quarterly report.

Sources of Liquidity

As of December 31, 2016 we had cash and cash equivalents of $18,983,000 which includes $18,000,000 of unrestricted cash we received from the sale to Invekra. Additionally, we incurred approximately $556,000 of transaction costs related to the sale. Since our inception, substantially all of our operations have been financed through sales of equity securities. Other sources of financing that we have used to date include our revenues, as well as various loans.

Since January 1, 2015, substantially all of our operations have been financed through the following transactions:

•	proceeds of $14,000 received from the exercise of common stock purchase warrants and options;

•	net proceeds of $5,444,000 received from an underwritten public offering on January 26, 2015;

•	net proceeds of $5,335,000 received from the sale of Ruthigen common stock;

•	net proceeds of $2,994,000 received from an underwritten public offering on March 18, 2016; and

•	net proceeds of $4,491,000 received from the sale of common stock through our At the Market Issuance Sales Agreement as of December 31, 2016.

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

Cash Flows

As of December 31, 2016, we had cash and cash equivalents of $18,983,000, compared to $7,469,000 as of March 31, 2016.

Net cash used in operating activities during the nine months ended December 31, 2016 was $5,472,000, primarily due to our net income in the period of $11,710,000 which was offset by adjustments to net income related to our gain on sale of our Latin American assets to, net of tax, of $14,906,000 and the income tax benefit realized of $4,040,000.

Net cash used in operating activities during the nine months ended December 31, 2015 was $7,024,000, primarily due to our net loss of $7,252,000. Additionally during the nine months ended December 31, 2015 we had an increase in accounts receivable of $1,351,000 primarily due to increased product revenues, offset by $1,459,000 in stock related compensation.

Net provided by investing activities was $17,232,000 for the nine months ended December 31, 2016, consisting of primarily proceeds from the sale of our Latin American Assets, net of costs, of $17,444,000, offset by $195,000 related to equipment purchases and $17,000 related to changes in long-term assets.

Net cash provided by investing activities was $4,180,000 for the nine months ended December 31, 2015, consisting of $4,538,000 received from the sale of 1,650,000 of our shares of Ruthigen common stock, offset by $353,000 related to equipment purchases and $5,000 related to changes in long-term assets.

Net cash used in financing activities was $119,000 for the nine months ended December 31, 2016, primarily related to principal payments on debt.

Net cash provided by financing activities was $2,876,000 for the nine months ended December 31, 2015, primarily related to $2,949,000 of net proceeds received from At-the-Market Issuances of common stock which was offset by principal payments on debt in the amount of $87,000.

Operating Capital and Capital Expenditure Requirements

We had net income of 11,710,000 for the nine months ended December 31, 2016. At December 31, 2016 and March 31, 2016, our accumulated deficit amounted to $140,665,000 and $152,375,000, respectively. At December 31, 2016 and March 31, 2016, our working capital amounted to $21,374,000 and $9,337,000, respectively.

On October 27, 2016, we, along with our Mexican subsidiary and manufacturer Oculus Technologies of Mexico, S.A. de C.V., closed on an asset purchase agreement with Invekra, S.A.P.I de C.V., an affiliate of Laboratorios Sanfer S.A. de C.V., for the sale of certain of our Latin America assets for an aggregate purchase price of $22,000,000, with $18,000,000 paid in cash upon closing, $1,500,000 held in escrow until completion of our obligations to deliver certain equipment and technology, and $2,500,000 to be paid in Mexican currency in quarterly installments over a period of ten years from closing as consideration for the provision of certain services and providing technical assistance, calculated as three per cent on net sales of certain products in Latin America, excluding Mexico. Since the $2,500,000 is paid in foreign currency, we may receive more or less than $2,500,000 due to currency fluctuations.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as discussed below, there have been no material changes from risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended March 31, 2016, as filed with the SEC on June 21, 2016and the quarterly report on Form 10-Q for the quarter ended September 30, 2016.

We cannot currently estimate the effect of any changes or a repeal of the Affordable Care Act will have on our business.

Our results of operations and financial condition could be affected by changes in healthcare spending and policy. The healthcare industry is subject to changing political, regulatory and other influences. In March 2010, the President signed the Patient Protection and Affordable Care Act, or PPACA, into law, which made major changes in how healthcare is delivered and reimbursed, and increased access to health insurance benefits to the uninsured and underinsured population of the United States. The PPCA in particular affected third-party payors. Our business may be adversely impacted if the PPCA is repealed in its entirety or certain aspects of the PPCA that are beneficial to our business are repealed or changed as a result of recent political changes. Because of the continued uncertainty about the implementation of the PPACA, including the potential for further legal challenges or repeal of that legislation, we cannot quantify or predict with any certainty the likely impact of the PPACA or its repeal on our business model, prospects, financial condition or results of operations. We also anticipate that Congress, state legislatures, and third-party payors may continue to review and assess alternative healthcare delivery and payment systems and may in the future propose and adopt legislation or policy changes or implementations effecting additional fundamental changes in the healthcare delivery system. We cannot assure you as to the ultimate content, timing, or effect of changes, nor is it possible at this time to estimate the impact of any such potential legislation.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue any unregistered securities since November 4, 2016.

Item 3.	Default Upon Senior Securities

We did not default upon any senior securities during the quarter ended December 31, 2016.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Amendment to Code of Business Conduct

On January 17, 2017, our board of directors adopted changes to our code of conduct. The code of conduct governs the conduct of all our employees, directors and officers, including management. The changes to the code of conduct were made to update the code to current best practices. In addition to some clerical changes, the code of conduct now explicitly requires employees, directors and officers to act honestly and ethically in dealing with customers, business partners and others. Furthermore, the code of conduct now explicitly extends the confidentiality and conflicts of interest requirements to directors and prohibits company loans. The code of conduct also updated the disclosure, reporting and enforcement provisions. No waivers have been granted under the code of conduct to date.

Item 6.	Exhibits

Exhibit Index

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., effective January 30, 2006 (included as Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed June 20, 2007, and incorporated herein by reference).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., effective October 22, 2008 (included as Exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 21, 2008, and incorporated herein by reference).
3.3	Amended and Restated Bylaws, as Amended of Oculus Innovative Sciences, Inc., effective November 3, 2010 (included as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2010, and incorporated herein by reference).
3.4	Certificate of Designation of Series A 0% Convertible Preferred Stock, effective April 24, 2012 (included as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed April 25, 2012, and incorporated herein by reference).
3.5	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective March 29, 2013 (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 22, 2013, and incorporated herein by reference).
3.6	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective December 4, 2014 (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 8, 2014, and incorporated herein by reference).
3.7	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective October 22, 2015 (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 26, 2015, and incorporated herein by reference).
3.8	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective June 24, 2016 (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 28, 2016, and incorporated herein by reference).
3.9	Certificate of Designation of Series B Preferred Stock, effective October 18, 2016 (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 21, 2016, and incorporated herein by references).
3.10	Certificate of Amendment of Restated Certificate of Incorporation of Sonoma Pharmaceuticals, Inc., as amended, effective December 6, 2016 (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 7, 2016, and incorporated herein by reference).
3.11	Amended and Restated Bylaws, as amended, of Sonoma Pharmaceuticals, Inc., effective December 6, 2016 (included as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed December 7, 2016, and incorporated herein by reference).
4.1	Specimen Common Stock Certificate (included as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.2	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.3	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.4	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.11 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
4.5	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.12 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

4.6	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 13, 2007, and incorporated herein by reference).
4.7	Form of Warrant to Purchase Common Stock of Oculus Innovative Sciences, Inc. (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 28, 2008, and incorporated herein by reference).
4.8	Warrant issued to Dayl Crow, dated March 4, 2009 (included as Exhibit 4.16 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).
4.9	Form of Common Stock Purchase Warrant for April 2009 offering (included as Exhibit 4.15 to the Company’s Registration Statement on Form S-1 (File No. 333-158539) declared effective on July 24, 2009, and incorporated herein by reference).
4.10	Form of Common Stock Purchase Warrant for July 2009 offering (included as Exhibit 4.15 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).
4.11	Certificate of Designation of Preferences, Rights and Limitations of Series A 0% Convertible Preferred Stock, filed with the Delaware Secretary of State on April 24, 2012 (included as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).
4.12	Form of Common Stock Purchase Warrant for April 2012 offering (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).
4.13	Form of Underwriters Warrant to be issued to the Underwriters in connection with the March 2013 Offering (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 7, 2013, and incorporated herein by reference).
4.14	Warrant issued to Dawson James Securities, Inc., dated December 9, 2013 (included as Exhibit 4.14 to the Company’s 10-Q filed February 14, 2014 and incorporated herein by reference).
4.15	Form of Series A Common Stock Purchase Warrant for February 2014 offering (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 26, 2014 and incorporated herein by reference).
4.16	Form of Series B Common Stock Purchase Warrant for February 2014 offering (included as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed February 26, 2014 and incorporated herein by reference).
4.17	Warrant issued to Dawson James Securities, Inc., dated February 26, 2014 (included as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed February 26, 2014 and incorporated herein by reference).
4.18	Warrant Agreement, including Form of Warrant entered into by and between Oculus Innovative Sciences, Inc. and Computershare, Inc. and Computershare Trust Company, N.A., dated January 20, 2015 (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.19	Underwriters Warrant issued to Maxim Partners LLC on January 26, 2015 (included as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.20	Underwriters Warrant issued to Robert D. Keyser, Jr. on January 26, 2015 (included as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.21	Underwriters Warrant issued to R. Douglas Armstrong on January 26, 2015 (included as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.22	Underwriters Warrant issued to Dawson James Securities, Inc. on January 26, 2015 (included as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.23	Underwriters Warrant issued to Dawson James Securities, Inc. on January 26, 2015 (included as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.24	Warrant Agreement, including Form of Warrant entered into by and between Oculus Innovative Sciences, Inc. and Computershare, Inc. and Computershare Trust Company, N.A., dated March 18, 2016 (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 18, 2016, and incorporated herein by reference).
4.25	Form of Warrant issued to Dawson James Securities, Inc. on March 31, 2016 (included as Exhibit 4.25 to the Company’s annual report on Form 10-K filed June 21, 2016, and incorporated herein by reference).
4.26	Section 382 Rights Agreement, dated as of October 18, 2016, between Oculus Innovative Sciences, Inc. and Computershare Inc., which includes the Form of Certificate of Designation of Series B Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 21, 2016, and incorporated herein by reference).

10.1	Form of Indemnification Agreement between Oculus Innovative Sciences, Inc. and its officers and directors (included as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.2	Office Lease Agreement, dated October 26, 1999, between Oculus Innovative Sciences, Inc. and RNM Lakeville, L.P. (included as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.3	Amendment No. 1 to Office Lease Agreement, dated September 15, 2000, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.4	Amendment No. 2 to Office Lease Agreement, dated July 29, 2005, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.5	Amendment No. 3 to Office Lease Agreement, dated August 23, 2006, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.6	Office Lease Agreement, dated May 18, 2006, between Oculus Technologies of Mexico, S.A. de C.V. and Antonio Sergio Arturo Fernandez Valenzuela (translated from Spanish) (included as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.7	Office Lease Agreement, dated July 2003, between Oculus Innovative Sciences, B.V. and Artikona Holding B.V. (translated from Dutch) (included as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.8	Form of Director Agreement (included as Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.9	Framework Agreement, dated June 16, 2005, by and among Javier Orozco Gutierrez, Quimica Pasteur, S de R.L., Jorge Paulino Hermosillo Martin, Oculus Innovative Sciences, Inc. and Oculus Technologies de Mexico, S.A. de C.V. (included as Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.10	Mercantile Consignment Agreement, dated June 16, 2005, between Oculus Technologies de Mexico, S.A. de C.V., Quimica Pasteur, S de R.L. and Francisco Javier Orozco Gutierrez (included as Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.11	Partnership Interest Purchase Option Agreement, dated June 16, 2005, by and between Oculus Innovative Sciences, Inc. and Javier Orozco Gutierrez (included as Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.12	Termination of Oculus Innovative Sciences, Inc. and Oculus Technologies de Mexico, S.A. de C.V.’s Agreements with Quimica Pasteur, S de R.L. by Jorge Paulino Hermosillo Martin (translated from Spanish) (included as Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.13	Termination of Oculus Innovative Sciences, Inc. and Oculus Technologies de Mexico, S.A. de C.V.’s Agreements with Quimica Pasteur, S de R.L. by Francisco Javier Orozco Gutierrez (translated from Spanish) (included as Exhibit 10.29 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.14	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Hojabr Alimi, dated January 1, 2004 (included as Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.15	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Jim Schutz, dated January 1, 2004 (included as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.16	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Robert Miller, dated June 1, 2004 (included as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

10.17	Amended and Restated Oculus Innovative Sciences, Inc. 2006 Stock Incentive Plan and related form stock option plan agreements (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 2, 2007, and incorporated herein by reference).
10.18	Amendment No. 4 to Office Lease Agreement, dated September 13, 2007, by and between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).
10.19	Amendment to Office Lease Agreement, effective February 15, 2008, by and between Oculus Innovative Sciences Netherlands B.V. and Artikona Holding B.V. (translated from Dutch) (included as Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).
10.20	Purchase Agreement by and between Oculus Innovative Sciences, Inc. and Robert Burlingame, dated January 26, 2009 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 29, 2009, and incorporated herein by reference).
10.21	Purchase Agreement by and between Oculus Innovative Sciences, Inc. and Non-Affiliated Investors, dated January 26, 2009 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 29, 2009, and incorporated herein by reference).
10.22	Revenue Sharing Distribution Agreement by and between Oculus Innovative Sciences, Inc. and VetCure, Inc., dated January 26, 2009 (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 29, 2009, and incorporated herein by reference).
10.23	Purchase Agreement by and between Oculus Innovative Sciences, Inc., Robert Burlingame and Seamus Burlingame, dated February 24, 2009 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 27, 2009, and incorporated herein by reference).
10.24	Amendment No. 1 to Revenue Sharing Distribution Agreement by and between Oculus Innovative Sciences, Inc. and VetCure, Inc., dated February 24, 2009 (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed February 27, 2009, and incorporated herein by reference).
10.25	Consultant Agreement by and between Oculus Innovative Sciences, Inc. and Robert C. Burlingame, dated April 1, 2009 (included as Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).
10.26	Microcyn U.S. Commercial Launch Agreement by and between Oculus Innovative Sciences, Inc. and Advocos, dated April 24, 2009 (included as Exhibit 10.53 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).
10.27	Amendment No. 5 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and RNM Lakeville, LLC, dated May 18, 2009 (included as Exhibit 10.54 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).
10.28	Engagement Agreement by and between Oculus Innovative Sciences, Inc. and Dawson James Securities, Inc., dated April 10, 2009 (included as Exhibit 10.55 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).
10.29	Amendment and Clarification of Engagement Letter by and between Oculus Innovative Sciences, Inc. and Dawson James Securities, Inc., dated July 2, 2009 (included as Exhibit 10.56 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).
10.30	Second Amendment and Clarification of Engagement Letter by and between Oculus Innovative Sciences, Inc. and Dawson James Securities, Inc., dated July 10, 2009 (included as Exhibit 10.57 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).
10.31†	Warrant Purchase Agreement by and between Oculus Innovative Sciences, Inc. and Dawson James Securities, Inc., dated July 13, 2009 (included as Exhibit 10.58 to the Company’s Registration Statement on Form S-1 (File No. 333-158539), as amended, declared effective on July 24, 2009, and incorporated herein by reference).
10.32	Amendment No. 2 to Revenue Sharing, Partnership and Distribution Agreement between Oculus Innovative Sciences, Inc. and Vetericyn, Inc., dated July 24, 2009 (refiled as Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2010 filed April 29, 2011, and incorporated herein by reference).
10.33	Loan and Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, Inc., dated May 1, 2010 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 6, 2010, and incorporated herein by reference).

10.34†	Supplement to the Loan and Security Agreement between Oculus Innovative Sciences, Inc., and Venture Lending & Leasing V, Inc., dated May 1, 2010 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 6, 2010, and incorporated herein by reference).
10.35†	Amendment No. 3 to Revenue Sharing, Partnership and Distribution Agreement between Oculus Innovative Sciences, Inc. and Vetericyn, Inc., dated June 1, 2010 (refiled as Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2010 filed April 29, 2011, and incorporated herein by reference).
10.36	Amendment No. 1 to Exhibit A to the Revenue Sharing Distribution Agreement and to the Revenue Sharing, Partnership and Distribution Agreement as Revised and Amended, June 1, 2010, dated September 1, 2010 (included as Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2010, and incorporated herein by reference).
10.37	Continuous Offering Program Agreement between Oculus Innovative Sciences, Inc. and Rodman & Renshaw, LLC, dated September 3, 2010 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 17, 2010, and incorporated herein by reference).
10.38†	Purchase Agreement by and between Oculus Innovative Sciences, Inc. and accredited investors, dated February 6, 2009 (refiled as Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2010, and incorporated herein by reference).
10.39†	Distribution Agreement between Oculus Innovative Sciences, Inc. and Tianjin Ascent Import and Export Company, Ltd., dated January 28, 2011 (included as Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q filed February 4, 2011, and incorporated herein by reference).
10.40†	Exclusive Sales and Distribution Agreement between Oculus Innovative Sciences, Inc. and Quinnova Pharmaceuticals, Inc., dated February 14, 2011 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 18, 2011, and incorporated herein by reference).
10.41	Exclusive Co-Promotion Agreement between Oculus Innovative Sciences, Inc. and Quinnova Pharmaceuticals, Inc., dated February 14, 2011 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 18, 2011, and incorporated herein by reference).
10.42	Product Option Agreement between Oculus Innovative Sciences, Inc. and AmDerma Pharmaceuticals, LLC, dated February 14, 2011 (included as Exhibit 10.3 to the Company's Current Report on Form 8-K filed February 18, 2011, and incorporated herein by reference).
10.43	Amendment No. 6 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and RNM Lakeville, L.P., dated April 26, 2011 (included as Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed June 3, 2011, and incorporated herein by reference).
10.44	Loan and Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing VI, Inc., dated June 29, 2011 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).
10.45	Supplement to the Loan and Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing VI, Inc., dated June 29, 2011 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).
10.46	Amendment No. 1 to the Loan and Security Agreement and Supplement to the Loan and Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, Inc., dated June 29, 2011 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).
10.47	Intellectual Property Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing VI, Inc., dated June 29, 2011 (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).
10.48	Intellectual Property Security Agreement between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, Inc., dated June 29, 2011 (included as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference).
10.49†	Oculus Innovative Sciences, Inc. 2011 Stock Incentive Plan (included as Exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2011, and incorporated herein by reference).
10.50†	Distribution Agreement between Oculus Innovative Sciences, Inc. and Shanghai Sunvic Technology Co. Ltd., dated June 26, 2011 (included as Exhibit 10.58 to the Company’s Quarterly Report on Form 10-Q filed August 4, 2011 and incorporated herein by reference).

10.51	Patent License Agreement-Exclusive between Oculus Innovative Sciences, Inc. and agencies of the United States Public Health Service within the Department of Health and Human Services, dated August 22, 2011 (included as Exhibit 10.60 to the Company’s Quarterly Report on Form 10-Q filed November 3, 2011, and incorporated herein by reference).
10.52†	Securities Purchase Agreement by and between the Company and the Purchasers, dated April 22, 2012 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).
10.53†	Collaboration Agreement between Oculus Innovative Sciences, Inc. and AmDerma Pharmaceuticals, LLC, dated June 21, 2012 (included as Exhibit 10.53 to the Company’s Annual Report on Form 10-K filed June 21, 2012 and incorporated herein by reference).
10.54†	License, Exclusive Distribution and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Oculus Technologies of Mexico, S.A. de C.V., and, More Pharma Corporation, S. de R.L. de C.V., dated August 9, 2012 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 15, 2012, and incorporated herein by reference).
10.55	Exclusive Distribution and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Oculus Technologies of Mexico, S.A. de C.V., and, More Pharma Corporation, S. de R.L. de C.V., dated August 9, 2012 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed August 15, 2012, and incorporated herein by reference).
10.56	Amendment No. 7 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and 1125-1137 North McDowell, LLC, dated October 10, 2012 (included as Exhibit 10.58 to the Company’s Quarterly Report on Form 10-Q filed November 8, 2012, and incorporated herein by reference).
10.57	Stock Purchase Agreement by and between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, LLC and Venture Lending & Leasing VI, LLC, dated October 30, 2012 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 1, 2012, and incorporated herein by reference).
10.58	Letter Agreement by and between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing V, Inc., dated October 30, 2012 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed November 1, 2012, and incorporated herein by reference).
10.59	Letter Agreement by and between Oculus Innovative Sciences, Inc. and Venture Lending & Leasing VI, Inc., dated October 30, 2012 (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed November 1, 2012, and incorporated herein by reference).
10.60	Side Letter Agreement to the Stock Purchase Agreement dated April 22, 2012 by and between Oculus Innovative Sciences, Inc., on one hand, and Sabby Healthcare Volatility Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. on the other hand, dated October 29, 2012 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed November 1, 2012, and incorporated herein by reference).
10.61	Offer of Employment Letter between Oculus Innovative Sciences, Inc. and Sameer Harish, effective as of February 1, 2013 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 4, 2013, and incorporated herein by reference).
10.62	Employment Agreement by and between Ruthigen, Inc. and Hojabr Alimi, dated March 21, 2013 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 22, 2013, and incorporated herein by reference).
10.63	License and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated May 23, 2013 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 7, 2013, and incorporated herein by reference).
10.64	Shared Services Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated May 23, 2013 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed June 7, 2013, and incorporated herein by reference).
10.65	Amendment to Offer of Employment Letter between Oculus Innovative Sciences, Inc. and Sameer Harish, dated May 23, 2013 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed June 7, 2013, and incorporated herein by reference).
10.66	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Jim Schutz, dated June 20, 2013 (included as Exhibit 10.68 to the Company’s Annual Report on Form 10-K, filed June 25, 2013 and incorporated herein by reference).

10.67	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Robert Miller, dated June 20, 2013 (included as Exhibit 10.69 to the Company’s Annual Report on Form 10-K, filed June 25, 2013 and incorporated herein by reference).
10.68	Separation Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated August 2, 2013 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 8, 2013 and incorporated herein by reference).
10.69	Amendment No. 1 to License and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated October 9, 2013 (included as Exhibit 10.64 to the Company’s 10-Q filed November 19, 2013 and incorporated herein by reference).
10.70	Amendment No. 2 to License and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated November 6, 2013 (included as Exhibit 10.65 to the Company’s 10-Q filed November 19, 2013 and incorporated herein by reference).
10.71	Letter Agreement by and between Oculus Innovative Sciences, Inc., Venture Lending & Leasing V, Inc., and Venture Lending & Leasing VI, Inc., dated November 6, 2013 (filed as Exhibit 10.66 to the Company’s 10-Q filed November 19, 2013 and incorporated herein by reference).
10.72	Form of Securities Purchase Agreement by and between Oculus Innovative Sciences, Inc. and the Purchasers, dated December 4, 2013 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 6, 2013, and incorporated herein by reference).
10.73	Funding Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated January 31, 2014 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 6, 2014, and incorporated herein by reference).
10.74	Amended Separation Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated January 31, 2014 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 6, 2014, and incorporated herein by reference).
10.75	Amendment No. 3 to License and Supply Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated January 31, 2014 (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 6, 2014 and incorporated herein by reference).
10.76	Amendment No. 1 to Shared Services Agreement by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc., dated January 31, 2014 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 6, 2014).
10.77	Letter Agreement by and between Oculus Innovative Sciences, Inc. and Hojabr Alimi, dated January 31, 2014 (included as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed February 6, 2014).
10.78	Form of Securities Purchase Agreement by and between Oculus Innovative Sciences, Inc. and the Purchasers, dated February 21, 2014 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 26, 2014 and incorporated herein by reference).
10.79	At-the-Market Issuance Sales Agreement, dated April 2, 2014, by and between Oculus Innovative Sciences, Inc. and MLV & Co. LLC (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 2, 2014 and incorporated herein by reference).
10.80	Lease Agreement by and between Oculus Innovative Sciences, Inc. and 2500 York, L.P., dated July 9, 2014 (included as Exhibit 10.82 to the Company’s Quarterly Report on Form 10-Q filed August 12, 2014, and incorporated by reference).
10.81	Securities Purchase Agreement, dated January 8, 2015, by and between Oculus Innovative Sciences, Inc. and two investors, Ruthigen, Inc. and Dawson James Securities, Inc. (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 12, 2015 and incorporated herein by reference).
10.82	Underwriting Agreement entered into by and between Oculus Innovative Sciences, Inc. and Maxim Group LLC as representative of the underwriters named on Schedule A thereto, dated January 20, 2015 (included as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
10.83†	Sales Representation Contract, dated February 1, 2015, by and between Oculus Innovative Sciences, Inc. and SLA Brands, Inc. (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 2, 2015 and incorporated herein by reference).

10.84	Securities Purchase Follow-Up Agreement, dated March 13, 2015, by and between Oculus Innovative Sciences, Inc., two investors, Ruthigen, Inc. and Dawson James Securities, Inc. (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 16, 2015 and incorporated herein by reference).
10.85	Securities Purchase Agreement, dated March 13, 2015, by and between Oculus Innovative Sciences, Inc., several investors, Ruthigen, Inc. and Dawson James Securities, Inc. (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 16, 2015 and incorporated herein by reference).
10.86	Agreement, dated March 13, 2015, by and between Oculus Innovative Sciences, Inc. and Pulmatrix, Inc. (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 16, 2015 and incorporated herein by reference).
10.87	Agreement, dated March 13, 2015, by and between Oculus Innovative Sciences, Inc. and Ruthigen, Inc. (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 16, 2015 and incorporated herein by reference).
10.88†	Amendment No. 1 to Sales Representation Contract, dated November 6, 2015, by and between Oculus Innovative Sciences, Inc. and SLA Brands, Inc. (included as Exhibit 10.88 to the Company’s Quarterly Report on Form 10-Q filed February 16, 2016, and incorporated herein by reference).
10.89	Underwriting Agreement entered into by and between Oculus Innovative Sciences, Inc. and Dawson James Securities, Inc. as representative of the underwriters named on Schedule 1 thereto, dated March 18, 2016 (included as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed March 18, 2016 and incorporated herein by reference).
10.90	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Jim Schutz, dated July 26, 2016 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 29, 2016, and incorporated herein by reference).
10.91†	Asset Purchase Agreement dated October 27, 2016, between Oculus Innovative Sciences, Inc. and Invekra, S.A.P.I de C.V. (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 31, 2016, and incorporated herein by reference).
10.92†	Amendment Agreement to Acquisition Option dated October 27, 2016, by and between More Pharma Corporation S. de R.L. de C.V. and Oculus Technologies of Mexico, S.A. de C.V. (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 31, 2016, and incorporated herein by reference).
10.93	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Robert Miller, dated November 30, 2016 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 1, 2016, and incorporated herein by reference).
10.94	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Bruce Thornton, dated November 30, 2016(included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 1, 2016, and incorporated herein by reference).
10.95	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Robert Northey, dated November 30, 2016 (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 1, 2016, and incorporated herein by reference).
10.96	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Jeffrey Day, dated November 30, 2016 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 1, 2016, and incorporated herein by reference).
10.97*	Employment Agreement by and between Sonoma Pharmaceuticals, Inc. and Marc Umscheid, dated December 31, 2016.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
†	Confidential treatment has been granted with respect to certain portions of this agreement.

Copies of above exhibits not contained herein are available to any stockholder, upon payment of a reasonable per page fee, upon written request to: Chief Financial Officer, Sonoma Pharmaceuticals, Inc., 1129 N. McDowell Blvd., Petaluma, California 94954.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOMA PHARMACEUTICALS, INC.

Date: February 17, 2017	By:	/s/ Jim Schutz
Jim Schutz
Chief Executive Officer
(Principal Executive Officer)

Date: February 17, 2017	By:	/s/ Robert Miller
Robert Miller
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

