Form 10-K
period 2017-03-31
Sonoma Pharmaceuticals, Inc.
filed 2017-06-28
CIK 1367083

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For transition period from _________________ to _________________

Commission File Number: 001-33216

SONOMA PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	68-0423298
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1129 N. McDowell Blvd.

Petaluma, California 94954

(Address of principal executive offices) (Zip Code)

(707) 283-0550

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.0001 par value Warrants (expiring January 26, 2020)	NASDAQ Capital Market NASDAQ Capital Market
(Title of Each Class)	(Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on September 30, 2016, was $18,125,593 based on a total of 4,176,404 shares of the registrant’s common stock held by non-affiliates on September 30, 2016, at the closing price of $4.34 per share, as reported on the NASDAQ Capital Market.

There were 4,300,138 shares of the registrant’s common stock issued and outstanding on June 26, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12, 13 and 14 of Part III will incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2017 Annual Meeting of Stockholders.

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

ITEM 1. Business

Corporate Information

We incorporated under the laws of the State of California in April 1999 as Micromed Laboratories, Inc. In August 2001, we changed our name to Oculus Innovative Sciences, Inc. In December 2006, we reincorporated under the laws of the State of Delaware. On December 6, 2016, we changed our name from Oculus Innovative Sciences, Inc. to Sonoma Pharmaceuticals, Inc. Our principal executive offices are located at 1129 N. McDowell Blvd., Petaluma, California, 94954, and our telephone number is (707) 283-0550. We have two active wholly-owned subsidiaries: Oculus Technologies of Mexico, S.A. de C.V., organized in Mexico; and Sonoma Pharmaceuticals Netherlands, B.V., organized in the Netherlands. Our fiscal year end is March 31. Our website is www.sonomapharma.com. We do not intend for information on our website to be incorporated into this annual report.

Our Business

We are a specialty pharmaceutical company dedicated to identifying, developing and commercializing unique, differentiated therapies to millions of patients living with chronic skin conditions. We believe our products, which are sold throughout the United States and internationally, have improved patient outcomes for more than five million patients globally by treating and reducing certain topical skin diseases including acne, atopic dermatitis, scarring, infections, itch, pain and harmful inflammatory responses.

Our past fiscal year ended March 31, 2017, was the most successful year since we changed our focus to dermatology. Among our many achievements were:

•	Our market capitalization increased by 57% from $19 million on April 1, 2016 to $30 million on March 31, 2017;

•	Our product revenue increased by 48% from $8.1 million in fiscal year 2016 to $12.0 million in fiscal year 2017 (see discussion of discontinued operations in Note 4);

•	We sold our Latin America business for $22 million in October 2016;

•	Our cash position increased 133% from $7.5 million at April 1, 2016 to $17.5 million at March 31, 2017;

•	Our dermatology net revenue increased by 87% from $2.2 million in fiscal year 2016 to $4.1 million in fiscal year 2017;

•	The number of dermatology prescriptions filled increased 86% from 28,188 in fiscal year 2016 to 52,563 in fiscal year 2017;

•	We launched four new products, Ceramax™, SebuDerm™, Lasercyn™ Gel and Lasercyn™ Dermal Spray during fiscal year 2017;

•	Our animal health care net revenue increased by 134% from $501,000 in fiscal year 2016 to $1.17 million in fiscal year 2017; and

•	We obtained three 510(k) clearances from the FDA during fiscal year 2017.

With the sale of certain assets of our Latin American business during the year ended March 31, 2017, our statement of comprehensive income (loss) and the balance sheet for fiscal year 2017 and 2016 have been classified as discontinued operations. All numbers in this annual report reflect the revised reclassified numbers. See the full discussion of our disposition of the Latin America Operations in Note 4.

We are focused on the development and commercialization of therapeutic solutions in medical dermatology to treat skin conditions, such as acne, atopic dermatitis and scarring. These diseases impact millions of patients worldwide and can have significant, multi-dimensional effects on patients’ quality of life, including their physical, functional and emotional well-being.

Some of our key products in the United States are:

•	Celacyn®, a prescription hypochlorous acid based scar management gel clinically proven to soften and flatten raised scars while reducing redness and discoloration.

•	Ceramax™ Skin Barrier Cream helps manage dry itchy skin, minor skin irritations, rashes, and inflammation caused by various skin conditions.

•	Mondoxyne™, a prescription oral tetracycline antibiotic used for the treatment of certain bacterial infections, including acne.

•	Alevicyn™, a prescription hypochlorous acid based atopic dermatitis product line clinically proven to reduce pruritus (itch) and pain associated with various dermatoses.

•	SebuDerm™, a prescription topical gel used as an alternative to corticosteroids for the management of the burning, itching and scaling experienced with seborrhea and seborrheic dermatitis.

•	Microcyn® (sold under a variety of brand names), a line of products based on electrically charged oxychlorine small molecules designed to target a wide range of pathogens including viruses, fungi, spores and bacteria, including antibiotic-resistant strains.

Our key product outside the United States is:

•	Microcyn® or Microdacyn60® (sold under a variety of brand names), a line of products based on electrically charged oxychlorine small molecules designed to target a wide range of pathogens including viruses, fungi, spores and bacteria, including antibiotic-resistant strains.

As of May 30, 2017, we have obtained 16 clearances from the U.S. Food and Drug Administration, or FDA, that permit us to sell our products as medical devices for Section 510(k) of the Federal Food, Drug and Cosmetic Act in the United States.

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

The aggregate purchase price that Invekra paid for the assets is $22,000,000, of which $18,000,000 was paid upon closing, $1,500,000 was held in escrow until completion of our obligation to deliver certain equipment and paid to us on March 16, 2017. $2,500,000 is to be paid in Mexican currency in quarterly installments over a period of ten years from closing as consideration for the provision of certain services and providing technical assistance, calculated as three per cent on net sales of certain products in Latin America, excluding Mexico. Since the $2,500,000 is to be paid in foreign currency, we may receive more or less than $2,500,000 due to currency fluctuations.

We believe that the sale of the Latin America assets is in line with our overall strategy to focus on our core dermatology business and generate cash from our non-core businesses to support the higher margin and higher-growth dermatology business. As a result of the sale of our Latin America assets, we expect our Latin America revenues will decrease and our total revenues will decrease in the short-term until our U.S. based dermatology revenues increase longer-term. We believe focusing on higher margin dermatology products, utilizing an internal sales force, allows us to better control and grow our future results rather than relying on external partners for marketing and sales. We intend to use the proceeds from the sale of the Latin America assets to increase our direct sales force and grow our product line and continue to expand our markets and Company.

Our Strategy

Our strategy is to in-license, acquire, develop and commercialize unique, affordable and differentiated therapies that we believe advance the standard of care for patients with dermatological diseases. The key components of our strategy are to:

•	Expand our Internal U.S. Sales Force: We continue to hire additional experienced sales people who have established relationships with dermatologists in their territories and we currently have a sales force of 36 sales professionals.

•	Develop and Launch New Dermatology Products: We currently sell nine prescription dermatology products in the United States, and have a strong product pipeline of new products, including an oral antibiotic for severe acne and Ceramax™, which utilizes a “state of the art” skin repair technology.

•	In-License and Acquire New Product Candidates: Since beginning our turn-around strategy in 2013, we have executed multiple transactions resulting in adding new products and product candidates to our growing portfolio. In 2015, we acquired the U.S. marketing rights to Mondoxyne™, an oral antibiotic indicated for severe acne. In 2016, we in-licensed Ceramax™ indicated for various dermatoses, and Loyon indicated as a descaler of various dermatoses and psoriasis.

•	Create a Competitive Pricing Strategy: We have and will continue to develop a unique product pricing strategy, which we believe solves many of the challenges associated with the prescription dermatology market’s current pricing and rebate programs.

•	Develop a Pharmaceutical Line: We plan to acquire or develop pharmaceutical products with affordable clinical trials to increase our market presence and create innovator patent protection.

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

SebuDerm™ Topical Gel

SebuDerm™ Topical Gel is indicated to manage and relieve the burning, stinging, erythema, scaling and pain experienced with various types of dermatoses, including seborrhea and seborrheic dermatitis. Our studies have shown that SebuDerm™ improves skin appearance and relieves itching, burning and stinging significantly without adverse side effects.

SebuDerm™ is based on our own patented Microcyn® Technology, specifically for body areas where seborrheic dermatitis is present, such as the scalp, beard area, behind the ears, chest or nasal areas.

Seborrheic dermatitis is a chronic or relapsing form of eczema or dermatitis that mainly affects the sebu-rich areas of the scalp, trunk and face. It affects 1-3% of the general population and 34-83% in immune-compromised persons. It is more common in men and is typically more severe in cold and dry climates and during periods of increased stress.

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

Regulatory Approvals and Clearances

To date, we have obtained 16 clearances from the U.S. Food and Drug Administration, or FDA, that permit us to sell our products as medical devices for Section 510(k) of the Federal Food, Drug and Cosmetic Act in the United States.

Outside the United Sates, we sell products for dermatological and advanced tissue care with a European Conformity marking (known as Conformité Européenne or CE) covering 25 of our products, and various approvals in Central America, China, Southeast Asia, and the Middle East.

The following table summarizes our material current regulatory approvals and clearances by brand:

Brand	Approval Type	Year of Approval	Summary Indication

Loyon®	U.S. 510(k)	2017	Intended to manage skin scaling experienced with various types of dermatoses.

Lasercyn™	U.S. 510(k) EU CE Mark	2016 2016	Indicated for the management of post non ablative laser therapy procedures, post microdermabrasion therapy and following superficial chemical peels; and to relieve itch and pain from minor skin irritations, lacerations, abrasions and minor burns.

MucoClyns™	EU CE Mark	2016	Indicated for the use in emergencies, safe to use on mucous membranes, cuts, abrasions, burns and body surfaces for the treatment immediately after an unexpected exposure to infection risk, and professional medical attention.

Sinudox™	EU CE Mark	2016	Solution intended for nasal irrigation, including the moistening of cuts, abrasions and lacerations located in the nasal cavity.

SebDerm Gel	U.S. 510(k)	2015	Manages and relieves the burning, itching, erythema, scaling, and pain experienced with seborrhea and seborrheic dermatitis. It also helps to relieve dry, waxy skin by maintaining a moist wound and skin environment, which is beneficial to the healing process.

Celacyn®	U.S. 510(k)	2013	As hydrogel for the management of old and new hypertrophic and keloid scarring resulting from burns, general surgical procedures and trauma wounds.

Alevicyn™	U.S. 510(k) EU CE Mark	2011 2013	As a hydrogel, for management and relief of burning, itching and pain experienced with various types of dermatoses, including atopic dermatitis and radiation dermatitis.

Epicyn™	U.S. 510(k) EU CE Mark	2011 2013	Manages and relieves itching, burning and pain experienced with various types of dermatoses, including atopic dermatitis, first- and second-degree burns. Indicated as an adjuvant in the wound healing process with wounds that can only heal by secondary intention in maturation phase. Epicyn™ is effective for the management and reduction of new and existing hypertrophic and keloid scars.

Microcyn™ Skin and Wound Care or HydroGel	U.S. 510(k)	2010	As a solution or hydrogel, for debridement and moistening of acute and chronic wounds, ulcers, cuts, abrasions and burns, including those located in any human cavity such as the oral, nasal or ear.

Gramaderm®	EU CE Mark	2013	As a dermatological solution or hydrogel for the topical treatment of mild to moderate acne.

Microcyn™ Skin and Wound Cleanser	U.S. 510(k)	2009	Debridement of wounds, such as stage I-IV pressure ulcers, diabetic foot ulcers, post-surgical wounds, first- and second-degree burns, grafted and donor sites as preservative, which can kill listed bacteria such as MRSA & VRE and required as a prescription.

Microcyn™ Wound Gel	U.S. 510(k)	2009	Manages exuding wounds such as leg ulcers, pressure ulcers, diabetic ulcers and mechanical or surgical debridement of wounds in a gel form.

Alevicyn™ SG Antipruritic Gel			As a thin hydrogel, for the management and relief of burning, itching and pain experienced with various types of dermatoses, including atopic dermatitis and radiation dermatitis.

Ceramax™ Skin Barrier Cream			Management of dry itchy skin, minor skin irritations, rashes, and inflammation caused by various skin conditions based on patented Lipogrid® Technology.

Domestic Sales and Marketing

Dermatology

In the United States, we sell into dermatology markets through our division, IntraDerm™ Pharmaceuticals, staffed with a seasoned management and growing sales team. Our dermatology products are primarily purchased by distributors and wholesalers, pharmacies and dermatologist.

Although specific customer requirements can vary depending on applications, customers generally demand quality, innovation, affordability and clinically-supported efficacy. We have responded to these customer demands by introducing new products focused on these requirements in the markets we serve. Specifically, we believe that we introduce new products and applications that are innovative, address the specific dermatological procedures in demand, and supported by human clinical data. In addition, we provide attractive product line extensions and pricing to new product families. In the future, to increase market penetration in addition to marketing to our core dermatologists, we may also market our products to aesthetic dermatologists and plastic surgeons.

We seek to establish strong ongoing relationships with our customers through new products, sales of existing products, ongoing training and support, and distributing skincare products. We primarily target our marketing efforts to practitioners through office visits, workshops, trade shows, webinars and trade journals. We also market to potential patients through brochures, workshops and our website. In addition, we offer clinical forums with recognized expert panelists to promote advanced treatment

Advanced Tissue Care and Animal Health Care

We sell into the advanced tissue care markets with our dedicated in-house sales force and through our call center. We also enter into strategic partnerships with physicians and surgeons to promote our products. Our tissue care products are primarily purchased by hospitals, physicians, nurses, and other healthcare practitioners, who are the primary caregivers to patients, both human and animal, being treated for acute or chronic wounds or undergoing surgical procedures.

For our animal health care products we partner with Manna Pro Products, LLC which distributes products to all farm animal specialty stores, farm animal veterinarians in the United States and Canada, and distributors to farm animal specialty stores and farm animal veterinarians in the United States and Canada, and non-prescription animal care products to grocery stores and mass retailers in the United States and Canada. Our animal health care products are sold in national chain pet and retail stores. Internationally, we partner with distributors in Europe and Asia for the sale of our animal health care products. We primarily target our marketing efforts to veterinarians through trade shows, and to customers through social media. We also market to potential patients through brochures, workshops and our website.

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

Europe

We currently rely on exclusive agreements with country-specific distributors for the sale of Microcyn®-based products in Europe, including Austria, Belgium, Italy, Luxemburg, the Netherlands, Greece, the Czech Republic, Sweden, Spain, Norway, Switzerland, Poland, Finland, Denmark and Serbia.

Mexico

In Mexico, we partnered with Laboratorios Sanfer S.A. de C.V., one of the largest independent pharmaceutical companies in Mexico, operating in nine countries across Latin America. Laboratorios Sanfer manufactures, markets and sells prescription and over the counter branded medications across five therapeutic areas including gastroenterology, cardiology, anti-infective and dermatology. Pursuant to our agreement with Laboratorios Sanfer, we granted Laboratorios Sanfer an exclusive license, with the right to sublicense, under certain conditions and with our consent, to all of our proprietary rights related to certain of our pharmaceutical products for human application that utilize our Microcyn® technology within Mexico. We also agreed to appoint Laboratorios Sanfer as the exclusive distributor of certain of our products in Mexico for the term of the agreement, and an exclusive license to certain of our then-held trademarks.

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

The aggregate purchase price that Invekra paid for the assets is $22,000,000, of which $18,000,000 was paid upon closing, $1,500,000 was held in escrow until completion of our obligation to deliver certain equipment and paid to us on March 16, 2017. $2,500,000 is to be paid in Mexican currency in quarterly installments over a period of ten years from closing as consideration for the provision of certain services and providing technical assistance, calculated as three per cent on net sales of certain products in Latin America, excluding Mexico. Since the $2,500,000 is to be paid in foreign currency, we may receive more or less than $2,500,000 due to currency fluctuations.

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

“Rest of the World”

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

As of June 6, 2017, we own a total of 63 issued patents, consisting of 13 issued U.S. patents and 50 issued foreign patents. We also have 33 pending U.S. and foreign patent applications. All our patent applications as well as the issued patents are directed at our Microcyn® Technology. The issued U.S. and foreign patents expire in 2022-2029.

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

Competition

Dermatology

The dermatology market is highly competitive. Our dermatology products face competition in the United States from several prescription products including Novartis’ Elidel® Cream, a prescription medicine used topically on the skin to treat eczema, which is also called atopic dermatitis, and Astellas’ Protopic®, a prescription ointment used to treat moderate to severe eczema. In addition, topical steroids are commonly used to treat inflammation and itch on atopic dermatitis patients as the standard of care. Many doctors and patients tend to use topical steroids for a limited time period to manage flare-ups due to their side effects.

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

Some of our competitors in the dermatology, advanced tissue care markets and animal health care enjoy several competitive advantages, including:

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

Research and Development

Research and development expense consists primarily of personnel expenses, clinical and regulatory services and supplies. For the years ended March 31, 2017 and 2016, research and development expense amounted to $1,576,000 and $1,806,000, respectively. None of these expenses were borne by our customers.

Significant Customers

We rely on certain key customers for a significant portion of our revenues. At March 31, 2017, one customer represented 26%, one customer represented 22%, one customer represented 18%, and one customer represented 17% of the net accounts receivable balance. At March 31, 2017, one customer represented 12%, one customer represented 11%, and one customer represented 10% of net revenues. At March 31, 2016, one customer represented 33% of the net accounts receivable balance. At March 31, 2016, one customer represented 40%, one customer represented 15%, one customer represented 14% and two customers each represented 12% of net revenues.

Our Employees

As of March 31, 2017, we employed a total of 75 employees in the United States and the Netherlands. Additionally, we had 138 employees in Mexico, all of which were contracted through an employment agency. As of March 31, 2017, we had a U.S. direct sales force of 30 employees, 2 district managers, and 3 senior managers. We are not a party to any collective bargaining agreements. We believe our relations with our employees are good.

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

Medical Device Regulation

To date, we have received sixteen 510(k) clearances for use of our Microcyn® technology products as medical devices in tissue care management, such as cleaning, debridement, lubricating, moistening and dressing, including for acute and chronic wounds, and in dermatology applications. Any future product candidates or new applications using Microcyn® that are classified as medical devices will require clearance by the FDA.

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

False Claims Laws

The federal False Claims Act prohibits knowingly filing a false claim, knowingly causing the filing of a false claim, or knowingly using false statements to obtain payment from the federal government. Certain violations of the Anti-Kickback Statute constitute per se violations of the False Claims Act. Under the False Claims Act, such suits are known as “qui tam” actions. Individuals may file suit on behalf of the government and share in any amounts received by the government pursuant to a settlement. In addition, certain states have enacted laws modeled after the federal False Claims Act under the Deficit Reduction Act of 2005, where the federal government created financial incentives for states to enact false claims laws consistent with the federal False Claims Act. As more states enact such laws, we expect the number of qui tam lawsuits to increase. Qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies to have to defend false claims actions, pay fines or be excluded from Medicare, Medicaid or other federal or state government healthcare programs as a result of investigations arising out of such actions.

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

European Union Regulation

Medical Device Regulation

Our products are classified as medical devices in the European Union. In order to sell our medical device products within the European Union, we are required to comply with the requirements of the Medical Devices Directive, and its national implementations, including affixing CE markings on our products. The CE marking indicates a product’s compliance with EU legislation and so enables the sale of products throughout the European Economic Area, or the EEA, comprising the 28 Member States of the EU and European Free Trade Association, or EFTA, countries Iceland, Norway, and Liechtenstein. In order to comply with the Medical Devices Directive, we must meet certain requirements relating to the safety and performance of our products and, prior to marketing our products, we must successfully undergo verification of our products’ regulatory compliance, or conformity assessment.

On May 26, 2017, the new Medical Devices Directive became effective in the EEA, becoming fully applicable after a transition period of three years, on May 26, 2020. Under the new Medical Devices Directive, certain devices will be classified in higher classes, new devices will become classified, and certain new obligations are imposed on manufacturers and distributors. Manufacturers will be required to engage a medical device expert and carry insurance for possible liability claims. In addition, the pre-market approval and post-market surveillance requirements were enhanced. The European Database for Medical Devices, or Eudamed, will hold and publish information on medical devices collected from the European Commission and the national authorities.

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

Available Information

Our website is located at www.sonomapharma.com. We make available on our website, free of charge, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission. Our website and the information contained therein or connected thereto are not intended to be incorporated into this annual report on Form 10-K.

ITEM 1A. Risk Factors

Risks Related to Our Business

We have a history of losses, we expect to continue to incur losses and we may never achieve profitability.

We reported a loss from continuing operations of $8,669,000 and $14,724,000 and for the year ended March 31, 2017 and 2016, respectively. At March 31, 2017 and 2016, our accumulated deficit amounted to $143,101,000 and $152,375,000, respectively. We had working capital of $19,355,000 and $9,337,000 as of March 31, 2017 and 2016, respectively. During the year ended March 31, 2017 and 2016, net cash used in operating activities amounted to $8,167,000 and $8,746,000, respectively. As of March 31, 2017, we had cash and cash equivalents of $17,461,000. We expect to continue incurring losses for the foreseeable future and may never achieve or sustain profitability.

Because our revenues from the Latin America assets sold to Invekra on October 27, 2016, represented a significant portion of our reported total consolidated revenues during the fiscal years ended March 31, 2017 and 2016, our business following the sale transaction may be substantially reduced and less diversified.

Our revenues from our Latin America business that we sold to Invekra on October 27, 2016, or the discontinued operations, were $3,105,000 and $5,715,000 for the years ended March 31, 2017 and 2016, respectively. The Latin America business related assets, liabilities, results of operations and cash flows for our Latin American business are classified as discontinued operations for all periods presented. We will continue to supply products at a reduced price from list prices to Invekra and Sanfer pursuant to our contractual obligations for a transition period of no more than two years while Invekra builds its own manufacturing lines. However, we expect that our future revenues from Latin America sales will be substantially reduced which may adversely affect our results of operations and financial condition. We intend to use the proceeds from the sale of the assets to grow our U.S. dermatology business. However, we may encounter unanticipated difficulties or challenges as we continue to develop our U.S. dermatology business and internal sales force. We may not be able to grow our dermatology business fast enough to offset the loss of revenue from Latin American sales, or at all. If we are unable to increase our dermatology revenues or international sales, our results of operations and financial condition may be adversely affected.

We will have broad discretion in how we use the proceeds from the Latin America asset sale to Invekra, and we may use the proceeds in ways in which our stockholders may disagree.

We received an aggregate purchase price that Invekra paid for the assets of $22,000,000, with $18,000,000 paid in cash upon closing, $1,500,000 was held in escrow until completion of our obligation to deliver certain equipment and paid to us on March 16, 2017, and future variable consideration representing 3% of net sales of certain products in Latin America, excluding Mexico (with a minimum guaranteed payment of $2,500,000) to be paid in Mexican currency in quarterly installments over a period of ten years from closing. Because the $2,500,000 is to be paid in foreign currency, we may receive more or less than $2,500,000 due to such exposures. We intend to use the proceeds from the sale to grow our U.S. dermatology business, such as among others, to increase our direct sales force, to develop and launch new products and for general working capital. Our management will have broad discretion in the application of the proceeds from the asset sale and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our common stock. We cannot guarantee that our efforts to grow our U.S. dermatology business will succeed and result in increased sales or revenues. The failure by management to apply the proceeds effectively could result in financial losses that could have a material adverse effect on our business or cause the price of our common stock to decline.

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

Our Petaluma facility is vulnerable to natural disasters and other unexpected events, any of which could result in an interruption in our business and harm to our operating results.

A disruption or failure of our business and operations because of a major earthquake, weather event, cyber-attack, or other catastrophic event could disrupt or cause delays in performing critical functions of our business. Our corporate headquarters, a portion of our research and development activities, substantially all of our U.S. manufacturing, and other essential business operations are in Petaluma, California.

We suffered flooding of our Petaluma facility over 10 years ago, which led to a shutdown of our manufacturing facilities for 12 months. Also, in late 2016, heavy rain nearly caused flooding of our facility. A catastrophic event that results in the destruction or disruption of any of our critical business or manufacturing could harm our ability to conduct normal business operations. If any of these events result in damage to our facilities or systems, we may experience interruptions in our business until the damage is repaired, resulting in the potential loss of customers and revenues. Additionally, we may incur costs in repairing any damage beyond our applicable insurance coverage. While we have taken precautions against flooding, we cannot assure that heavy rain will not cause significant disruption to our business. We have also obtained flood and business interruption insurance, but such insurance may not cover all expenses associated with a natural disaster or the complete shut-down of our Petaluma facility. We are currently looking to move to new facilities after our lease ends, and are also considering expanding our manufacturing facilities in Mexico. Moving our manufacturing facility is a lengthy and expensive process due to getting all necessary FDA approvals.

We do not have the necessary regulatory approvals to market Microcyn ® as a drug in the United States.

We have obtained sixteen 510(k) clearances in the United States that permit us to sell Microcyn®-based and other products as medical devices. However, before we are permitted to sell Microcyn® as a drug in the United States, we must, among other things, successfully complete additional preclinical studies and well-controlled clinical trials, submit a new drug application to the FDA and obtain FDA approval.

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

Clinical trials can be long and expensive, and the outcome of clinical trials is uncertain and subject to delays. It may take several years to complete clinical trials, if at all, and a product candidate may fail at any stage of the clinical trial process. The length of time required varies substantially according to the type, complexity, novelty and intended use of the product candidate. Interim results of a preclinical study or clinical trial do not necessarily predict final results, and acceptable results in preclinical studies or early clinical trials may not be repeatable in later subsequent clinical trials. The commencement or completion of any of our clinical trials may be delayed or halted for a variety of reasons, including the following:

•	insufficient funds to continue our clinical trials;

•	changes in the FDA requirements for approval, including requirements for testing efficacy and safety;

•	delays in obtaining or failure to obtain FDA or other regulatory authority approval of a clinical trial protocol;

•	patients not enrolling in clinical trials at the rate we expect;

•	delays in reaching agreement on acceptable clinical trial agreement terms with prospective sites;

•	delays in obtaining institutional review board approval to conduct a study at a prospective site;

•	third party clinical investigators not performing our clinical trials on our anticipated schedule or performance is not consistent with the clinical trial protocol and good clinical practices, or the third party organizations not performing data collection and analysis in a timely or accurate manner; and

•	changes in governmental regulations or administrative actions.

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

Our business strategy and our short- and long-term operating results depend in part on our ability to execute on existing strategic collaborations and to license or partner with new strategic partners. We believe collaborations allow us to leverage our resources and technologies and to access markets that are compatible with our own core areas of expertise while avoiding the cost of establishing or maintaining a direct sales force in each market. We may incur significant costs in the use of third parties to identify and assist in establishing relationships with potential collaborators. We currently have a direct sales force, which sells our products in the tissue care, and dermatology markets, and we use distributors for sales in the animal health care markets. We intend to further expand the geographical coverage of our direct sales force and add more sales representatives.

To penetrate our target markets, we may need to enter into additional collaborative agreements to assist in the development and commercialization of products. For example, depending upon our analysis of the time and expense involved in obtaining FDA approval to sell a product to treat open wounds, we may choose to license our technology to a third party as opposed to pursuing commercialization ourselves, or in-license technologies that complement our products. Establishing strategic collaborations is difficult and time-consuming. Potential collaborators may reject collaborations based upon their assessment of our financial, regulatory or intellectual property position and our internal capabilities. Our discussions with potential collaborators may not lead to the establishment of new collaborations on favorable terms and may have the potential to provide collaborators with access to our key intellectual property filings and next generation formations. We have limited control over the amount and timing of resources that our current collaborators or any future collaborators devote to our collaborations or potential products. These collaborators may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our collaborators may not develop or commercialize products that arise out of our collaborative arrangements or devote sufficient resources to the development, manufacture, marketing or sale of these products. By entering into collaboration, we may preclude opportunities to collaborate with other third parties who do not wish to associate with our existing third party strategic partners. Moreover, in the event of termination of a collaboration agreement, termination negotiations may result in less favorable terms.

We rely on a number of key customers who may not consistently purchase our products in the future and if we lose any one of these customers, our revenues may decline.

Although we have a significant number of customers in each of the geographic markets that we operate in, we rely on certain key customers for a significant portion of our revenues. At March 31, 2017, one customer represented 12%,and two customers each represented 10% of net revenues. At March 31, 2016, one customer represented 40%, one customer represented 15%, one customer represented 14%, and two customers each represented 12% of net revenues. In the future, a small number of customers may continue to represent a significant portion of our total revenues in any given period. These customers may not consistently purchase our products at a particular rate over any subsequent period. The loss of any of these customers could adversely affect our revenues.

Negative economic conditions increase the risk that we could suffer unrecoverable losses on our customers’ accounts receivable which would adversely affect our financial results.

We grant credit to our business customers, which are primarily located in Mexico, Europe and the United States. Collateral is generally not required for trade receivables. We maintain allowances for potential credit losses. At March 31, 2017, one customer represented 26%, one customer represented 12%, and one customer represented 10% of the net accounts receivable balance. At March 31, 2016, one customer represented 33% of the net accounts receivable balance. While we believe we have a varied customer base and have experienced strong collections in the past, if current economic conditions disproportionately impact any one of our key customers, including reductions in their purchasing commitments to us or their ability to pay their obligations, it could have a material adverse effect on our revenues and liquidity. We have not purchased insurance on our accounts receivable balances.

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

Although we have filed several U.S. and foreign patent applications related to our Microcyn®-based products, the manufacturing technology for making the products, and their uses, only 13 U.S. patents have been issued from these applications to date.

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

Our ability to generate revenue will be diminished if we are unable to obtain acceptable prices or an adequate level of reimbursement from third-party payors of health care costs, or if the number of people with insurance were to drop significantly.

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

There is significant uncertainty concerning third-party coverage and reimbursement of newly approved medical products and drugs. Third-party payors are increasingly challenging the prices charged for medical products and services. Also, the trend toward managed healthcare in the United States and the concurrent growth of organizations such as HMOs, as well as the “Affordable Care Act,” or any new healthcare laws may result in lower prices for or rejection of our products. The cost containment measures that health care payors and providers are instituting and the effect of any healthcare reform or changes to managed healthcare could materially and adversely affect our ability to generate revenues.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, the PPACA, became law in the United States. The PPACA, among others, has mandated higher Medicaid rebates, expanded the rebate to Medicaid managed care utilization, established annual fees and tax fees for certain pharmaceutical companies, and increased the types of entities eligible for the federal drug discount program. The effects of recently proposed changes to the PPACA are difficult to predict and could adversely affect our business. However, if the number of insured people were to decrease significantly it could have a material adverse effect on our sales of products and our business operations.

Additionally, many states have proposed legislation that seeks to regulate pharmaceutical drug pricing by way of public disclosure or by placing price ceilings on products. If such legislation is passed, it may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of our Microcyn® products.

We expect to experience pricing pressures in connection with the sale of our pharmaceutical products, due to the trend toward managed health care, the increasing influence of health maintenance organizations and additional legislative proposals. If we fail to successfully secure and maintain reimbursement coverage for our products or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our products and our business will be harmed.

Our dermatology sales may be subject to seasonal fluctuations.

Sales of our dermatological products depend in part on the type of insurance coverage of patients. With the decrease of managed care plans and the rise of high-deductible insurance plans, we have experienced slower sales for our dermatological products in the beginning of the year. This may be the result of insurance deductibles not yet being met and patients deciding to withhold purchases of our products. Fluctuations may negatively affect our business and results of operations.

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

We have material international operations in Mexico and Europe. During the year ended March 31, 2017 and 2016, approximately 45% and 67% of our total product related revenue (including product license fees and royalties), respectively, were generated from sales outside of the United States. Our business is highly regulated for the use, marketing and manufacturing of our Microcyn®-based products both domestically and internationally. Our international operations are subject to risks, including:

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

Our international operations are subject to trade policies and trade agreements and unfavorable changes could harm our business.

We have significant international operations in Mexico and Europe, and we manufacture products for export in Mexico. If trade policies or trade agreements, such as the North American Free Trade Agreement, or NAFTA, were to change unfavorably, or protectionist measures or tariffs were enacted, our business, financial condition and results of operations could be adversely affected.

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

If any of our partners or contractors fail to perform their obligations in an adequate and timely manner, or fail to comply with the FDA’s rules and regulations, including failure to comply with quality systems regulations or a corrective action submitted to the FDA after notification by the FDA of a deficiency is deemed insufficient, then the manufacture, marketing and sales of our products could be delayed. Our products could be detained or seized, the FDA could order a recall, or require our partner to replace or offer refunds for our products. The FDA could also require our partner, and, depending on our agreement with our partner, us, to notify healthcare professionals and others that the products present unreasonable risks of substantial harm to the public health. If any of these events occur, the manufacture, marketing and sales of our products could be delayed which could decrease our revenues.

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

We expect capital outlays and operating expenditures to increase over the next several years as we work to expand our sales force, conduct regulatory trials, commercialize our products and expand our infrastructure. We may need to raise additional capital in order to, among other things:

•	increase our sales and marketing efforts to drive market adoption and address competitive developments;

•	sustain commercialization of our current products or new products;

•	acquire or license technologies;

•	develop new products;

•	fund our clinical trials and preclinical studies;

•	expand our manufacturing capabilities; and

•	finance capital expenditures and our general and administrative expenses.

Our present and future funding requirements will depend on many factors, including:

•	the progress and timing of our clinical trials;

•	the level of research and development investment required to maintain and improve our technology position;

•	cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	our efforts to acquire or license complementary technologies or acquire complementary businesses;

•	changes in product development plans needed to address any difficulties in commercialization;

•	competing technological and market developments; and

•	changes in regulatory policies or laws that affect our operations.

If we raise additional funds by issuing equity securities it will result in dilution to our stockholders. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise additional funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock, and the terms of the debt securities issued could impose significant restrictions on our operations. If we raise additional funds through collaborations or licensing arrangements, we might be required to relinquish significant rights to our technologies or products, or grant licenses on terms that are not favorable to us. A failure to obtain adequate funds may cause us to curtail certain operational activities, including regulatory trials, sales and marketing, and international operations, in order to reduce costs and sustain our business, and would have a material adverse effect on our business and financial condition.

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

Our Restated Certificate of Incorporation, as amended, allows us to issue up to 12,000,000 shares of our common stock and to issue and designate, without stockholder approval, the rights of up to 714,286 shares of preferred stock. In the event we issue additional shares of our capital stock, dilution to our stockholders could result. In addition, if we issue and designate a class of convertible preferred stock, these securities may provide for rights, preferences or privileges senior to those of holders of our common stock. Additionally, if we issue preferred stock, it may convert into common stock at a ratio of 1:1 or greater because our Restated Certificate of Incorporation, as amended, allows us to designate a conversion ratio without limitations.

Shares issuable upon the conversion of warrants or the exercise of outstanding options may substantially increase the number of shares available for sale in the public market and depress the price of our common stock.

As of March 31, 2017, we had outstanding warrants exercisable for an aggregate of 1,344,000 shares of our common stock at a weighted average exercise price of approximately $7.18 per share. In addition, as of March 31, 2017, options to purchase an aggregate of 899,000 shares of our common stock were outstanding at a weighted average exercise price of approximately $17.87 per share and a weighted average contractual term of 7.08 years. In addition, 1,170,000 shares of our common stock were available on March 31, 2017 for future option grants under our 2011 Stock Incentive Plan and 2016 Equity Incentive Plan. To the extent any of these warrants or options are exercised and any additional options are granted and exercised, there will be further dilution to stockholders and investors. Until the options and warrants expire, these holders will have an opportunity to profit from any increase in the market price of our common stock without assuming the risks of ownership. Holders of options and warrants may convert or exercise these securities at a time when we could obtain additional capital on terms more favorable than those provided by the options or warrants. The exercise of the options and warrants will dilute the voting interest of the owners of presently outstanding shares by adding a substantial number of additional shares of our common stock.

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

ITEM 2. Properties

We currently lease the following material properties:

Location	Rent per month	Purpose
1129 N. McDowell Blvd., Petaluma, CA 94954, USA	USD 11,072	Principal executive office, also used for research and manufacturing
324 Campus Lane, Suite A, Fairfield, CA 94534, USA	USD 4,103	Office
454 North 34th Street, Seattle, Wash. 98103, USA	USD 2,700	Shared office and laboratory space
Suite 130, First Floor, 2500 York Road, Jamison, PA 18929, USA	USD 2,369	Office
414 Creekstone Ridge, Woodstock, GA 30188, USA	USD 1,200	Office
Industria Vidriera 81, Zapopan Industrial Norte, Zapopan, Jalisco, 45132, Mexico	MXN 121,395	Office, manufacturing, storage
Industria Maderera 124 & 106 & 815 Zapopan Industrial Norte, Zapopan, Jalisco, 45132, Mexico	MXN 124,500	Storage
Boven de Wolfskuil 3, C30-C32 6049 LX Herten/Roermond The Netherlands	USD 1,700	Office

As we expand, we may need to establish manufacturing facilities in other countries. We believe that our properties will be adequate to meet our needs for at least the next 12 months.

ITEM 3. Legal Proceedings

On occasion, we may be involved in legal matters arising in the ordinary course of our business including matters involving proprietary technology. While management believes that such matters are currently insignificant, matters arising in the ordinary course of business for which we are or could become involved in litigation may have a material adverse effect on our business, financial condition or results of comprehensive income (loss).

ITEM 4. Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on The NASDAQ Capital Market under the symbol “SNOA”. Previously, it traded under the symbol “OCLS” until December 6, 2016. Our common stock has been trading since our initial public offering on January 25, 2007. The warrants we issued in connection with our January 2015 offering are traded on The NASDAQ Capital Market under the symbol “SNOAW” since January 21, 2015.

The following table sets forth the range of high and low sales prices for our common stock for each quarter during the last two fiscal years, based on the last daily sale in each of the quarters:

	Year Ended March 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Stock price-high	$6.65	$4.98	$5.65	$8.25
Stock price-low	$3.62	$3.57	$3.91	$5.03

	Year Ended March 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Stock price-high	$8.80	$9.15	$6.50	$6.85
Stock price-low	$3.50	$5.25	$5.50	$4.20

Holders

As of June 1, 2017, we had approximately 337 holders of record of our common stock. Holders of record include nominees who may hold shares on behalf of multiple owners.

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

Recent Sales of Unregistered Securities

We did not issue unregistered securities during the quarter ended March 31, 2017.

Issuer Purchases of Equity Securities

There were no repurchases made by us or on our behalf, or by any “affiliated purchaser,” of shares of our common stock during the quarter ended March 31, 2017.

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

Reclassification due to Sale of Latin America business to Invekra

As of March 31, 2017, we determined that the sale of our Latin American operations to Invekra qualified as a sale of a component of our business and, as such, all such activity prior to consummation of the sale is required to be included in discontinued operations on our statement of operations. This includes the direct labor and materials for the product delivered to Invekra, the revenue on the sales to Invekra and the gain on the sale to Invekra, net of tax. As a result of the sale, certain prior period amounts have been reclassified for comparative purposes to conform to the fiscal 2017 presentation. These reclassifications have no impact on our previously reported net loss. See also Note 4.

The carrying value of the assets and liabilities of discontinued operations on our consolidated balance sheets as of March 31, 2017 and March 31, 2016 were as follows:

	March 31, 2017	March 31, 2016
Assets
Accounts receivable (net)	$–	$766,000
Inventories	–	45,000
Total current assets of discontinued operations	$–	$811,000

Liabilities
Deferred revenue	$–	$300,000
Total current liabilities of discontinued operations	$–	$300,000

Deferred revenue, less current portion	$–	$112,000
Total long-term liabilities of discontinued operations	$–	$112,000

The operations of our Latin American business included in discontinued operations is summarized as follows:

	Year Ended March 31,
	2017	2016
Revenues	$3,105,000	$5,715,000
Cost of revenues	561,000	1,153,000
Income from discontinued operations before tax	2,544,000	4,562,000
Gain on disposal of discontinued operations before income taxes	19,679,000	–
Total income from discontinued operations, before tax	22,223,000	4,562,000
Income tax expense	(4,280,000)	–
Income from discontinued operations, net of tax	$17,943,000	$4,562,000

For a Summary of Critical Accounting Policies, please refer to Notes to Consolidated Financial Statements, Note 3.

Results of Operations

Comparison of the Year Ended March 31, 2017 and 2016

Results of Continuing Operations

Revenues

Total revenues for the year ended March 31, 2017 of $12,825,000 increased by $3,456,000 or 37%, as compared to $9,369,000 for the year ended March 31, 2016. Product revenues for the year ended March 31, 2017 of $11,957,000 increased by $3,880,000 or 48% when compared to the same period in the prior year. This increase was the result of strong growth in the United States, Europe, the Rest of the World and Latin America. Product licensing fees and royalties decreased $231,000 related to the loss of our former partner Exeltis.

Product revenues in the United States for the year ended March 31, 2017 of $6,580,000, increased by $2,209,000, or 51%, when compared to the same period in the prior year. This increase was mostly the result of higher sales of our dermatology products, because of new product launches, and growth in existing products during the period. Additionally, our animal health care products revenues increased by $673,000 from $501,000 to $1,174,000 during the period. This increase is primarily the result of higher sales of animal health care products by our partners.

Product revenue in Europe and the Rest of the World for the year ended March 31, 2017 of $4,078,000, increased by $372,000, or 10%, as compared to the same period in the prior year, with increases in Europe and Asia, partly offset by decreases in India and Middle East.

As a result of the asset purchase agreement and arrangement we entered into on October 27, 2016 with Invekra, going forward, we expect our revenues in Latin America will decrease significantly. Pursuant to the arrangement, going forward we will receive a royalty of 3% on all Latin American net revenues (outside of Mexico), with a minimum payment of $250,000 per year for the next ten years, to be paid quarterly in Mexican pesos. Additionally, while Invekra sets up their manufacturing, we will continue to supply Invekra with product at a reduced price. During the year ended March 31, 2017, we reported $1,299,000 of Latin America product revenue related to Invekra.

The following table shows our product revenues by geographic region:

	Year Ended March 31,
	2017	2016	$ Change	% Change
United States	$6,580,000	$4,371,000	$2,209,000	51%
Latin America	1,299,000	–	1,299,000	100%
Europe and Rest of the World	4,078,000	3,706,000	372,000	10%
	11,957,000	8,077,000	3,880,000	48%
Product License Fees and Royalties	–	231,000	(231,000)	(100)%
Total	$11,957,000	$8,308,000	$3,649,000	44%

In connection with our sale of our Latin American business to Invekra, product revenues and cost of revenues were reclassified from continuing operations to discontinued operations as follows:

	Year Ended March 31,
	2017	2016
Product revenues	$2,693,000	$4,965,000
Product license fees and royalties	412,000	750,000
Total product related revenues	3,105,000	5,715,000
Cost of revenues	561,000	1,153,000
Gross profit	$2,544,000	$4,562,000

In the year ended March 31, 2017, product license fees and royalties revenues declined primarily as a result of a decrease in revenue related to our former dermatology partner Exeltis.

Service revenues for the year ended March 31, 2017 of $868,000 decreased by $193,000 when compared to $1,061,000 in the prior period. This decrease was due to a decrease in the number of tests and services provided by our lab services business.

Gross Profit

For the year ended March 31, 2017, we reported total revenues of $12,825,000 and total cost of revenues of $7,157,000, resulting in total gross profit of $5,668,000 or 44% of total revenues, compared to a gross profit of $2,648,000 or 28% of total revenues, for the same period in the prior year. The increase in gross profit was primarily due to the reclassification, in the prior period, of Latin America product and license revenue and related variable cost of goods sold from continuing operations to discontinued operations. Additionally. As our stronger margin dermatology revenue increases we expect our margins to improve.

For the year ended March 31, 2017, we reported product revenues of $11,957,000 and cost of product revenues of $6,419,000, resulting in product gross profit of $5,538,000, or 46% of product revenues, compared to product gross profit of $2,237,000, or 28% of product revenues, for the same period in the prior year. The increase in gross profit was primarily due to the reclassification, in the prior period, of Latin America product and related variable cost of goods sold from continuing operations to discontinued operations. Additionally, as dermatology product revenues increased as an overall percentage of our product revenues, we expect our margins will improve due to higher gross margins associated with our dermatology products.

For the year ended March 31, 2017, we reported service revenues of $868,000 and cost of service revenues of $738,000, resulting in service gross profit of $130,000, or 15% of service revenues, compared to service gross profit of $180,000, or 17% of service revenues, for the same period in the prior year. The decrease in service gross profit was primarily related to lower service revenue in the current period and the mix of tests and services performed.

Research and Development Expense

We reported research and development expenses of $1,576,000 for the year ended March 31, 2017, a decrease of $230,000, or 13%, when compared to the same period in the prior year. The decrease is largely due to a decrease in development milestone payments and license fees related to a dermatology product from the prior period.

Selling, General and Administrative Expense

We reported selling, general and administrative expenses of $17,066,000 for the year ended March 31, 2017, an increase of $1,510,000, or 10%, when compared to the same period in the prior year. The increase for the year ended March 31, 2017 was primarily due to higher sales expenses related to our growing dermatology division.

We expect selling, general and administrative expenses to increase as we add territories and people to our direct sales force.

Interest Expense

Interest expense was negligible for the years ended March 31, 2017 and 2016.

Interest Income

Interest income was $22,000 and $2,000, respectively, for the years ended March 31, 2017 and 2016.

Gain due to Change in Fair Value of Derivative Liabilities

In connection with our December 9, 2013 and February 26, 2014 registered direct offerings we issued a series of common stock purchase warrants, which contained cash settlement provisions. During the year ended March 31, 2016, we recorded a gain due to a decrease in the fair value of our derivative liabilities of $11,000, primarily due to a decrease in our common stock price, offset by the expiration of warrants and the decreasing contractual term of outstanding warrants. During the year ended March 31, 2017, the remaining warrants outstanding at March 31, 2016 expired.

Other Income, net

Other income, net of $18,000 for the year ended March 31, 2017, increased $38,000, from $20,000 of other expense, net for the same period in the prior year. The increase in other income, net for the year ended March 31, 2017 was primarily related to foreign exchange gains during the period.

Net Loss from Continuing Operations

Net loss from continuing operations for the year ended March 31, 2017 was $8,669,000 compared to a net loss of $14,724,000, for the same period in the prior year. The decrease in net loss from continuing operations of $6,055,000 is primarily the result of a tax benefit recorded during the current period of $4,268,000 and the reclassification of Latin America to discontinued operations of $2,544,000 in the current period and $4,562,000 in the prior period.

Discontinued Operations, net of Tax

During the year ended March 31, 2017, we divested certain assets related to our Latin American business. On October 27, 2016, we closed on an asset purchase agreement with Invekra, S.A.P.I de C.V., an affiliate of Laboratorios Sanfer S.A. de C.V., for the sale of certain of our Latin America assets. We decided to divest our Latin American business, to focus on our U.S. dermatology business, resulting in a strategic shift that had a major effect on our operations and financial results. Therefore, the divested Latin American operations meet the criteria to be reported as discontinued operations.

The related assets, liabilities, results of operations and cash flows for our Latin American business are classified as discontinued operations for all periods presented.

Income from discontinued operations for the years ended March 31, 2017 and 2016 includes $2,544,000 and $4,562,000, respectively, of gross profit reclassified from continuing operations to discontinued operations during the periods.

Gain on disposal of discontinued operations for the year ended March 31, 2017, includes $19,679,000 of gain from the gain on the sale of intellectual property assets and equipment of our discontinued Latin American business.

Additionally, for the year ended March 31, 2017, we recorded income tax expense related to the transaction in the amount of $4,280,000. In addition, for the year ended March 31, 2017, we recorded a $4,268,000 tax benefit resulting in tax expense of $12,000.

The following summarizes operations of our Latin American business included in discontinued operations:

	Year Ended March 31,
	2017	2016
Revenues	$3,105,000	$5,715,000
Cost of revenues	561,000	1,153,000
Income from discontinued operations before tax	2,544,000	4,562,000
Gain on disposal of discontinued operations before income taxes	19,679,000	–
Total income from discontinued operations, before tax	22,223,000	4,562,000
Income tax expense	(4,280,000)	–
Income from discontinued operations, net of tax	$17,943,000	$4,562,000

Liquidity and Capital Resources

We reported a net income of $9,274,000 for the year ended March 31, 2017, and for the year ended March 31, 2016, a net loss of $10,162,000. At March 31, 2017 and March 31, 2016, our accumulated deficit amounted to $143,101,000 and $152,375,000, respectively. At March 31, 2017 and March 31, 2016, our working capital amounted to $19,355,000 and $9,337,000, respectively.

We currently anticipate that our cash and cash equivalents, including the proceeds from the sale to Invekra, will be sufficient to meet our working capital requirements to continue our sales and marketing and research and development efforts for at least 12 months from the date of filing this annual report.

Sources of Liquidity

As of March 31, 2017, we had cash and cash equivalents of $17,461,000. Since our inception, substantially all of our operations have been financed through sales of equity securities. Other sources of financing that we have used to date include our revenues, as well as various loans and the sale of certain Latin American assets to Invekra.

Since April 1, 2015, substantially all of our operations have been financed through the following transactions:

•	proceeds of $112,000 received from the exercise of common stock purchase warrants and options;

•	net proceeds of $4,538,000 received from the sale of Ruthigen common stock;

•	net proceeds of $2,994,000 received from an underwritten public offering on March 18, 2016;

•	net proceeds of $3,150,000 received from the sale of common stock through our At the Market Issuance Sales Agreement as of March 31, 2017; and

•	net proceeds of $18,639,000 received from the sale of certain Latin America assets to Invekra on October 27, 2016.

On October 27, 2016, we, along with our Mexican subsidiary and manufacturer Oculus Technologies of Mexico, S.A. de C.V., closed on an asset purchase agreement with Invekra, S.A.P.I de C.V., an affiliate of Laboratorios Sanfer S.A. de C.V., for the sale of certain of our Latin America assets for an aggregate purchase price of $22,000,000, with $18,000,000 paid in cash upon closing, $1,500,000 paid on March 16, 2017 upon delivery of certain equipment and technology, and $2,500,000 to be paid in Mexican currency in quarterly installments over a period of ten years from closing as consideration for the provision of certain services and providing technical assistance, calculated as three per cent on net sales of certain products in Latin America, excluding Mexico. Since the $2,500,000 is paid in foreign currency, we may receive more or less than $2,500,000 due to currency fluctuations.

Cash Flows

As of March 31, 2017, we had cash and cash equivalents of $17,461,000, compared to $7,469,000 as of March 31, 2016.

Net cash used in operating activities during the year ended March 31, 2017 was $8,167,000, primarily due to our net income in the period of $9,274,000 which was offset by adjustments to net income related to our gain on sale of our Latin American assets, net of tax, of $15,399,000 and the income tax benefit realized of $4,268,000. Additionally, we recorded stock compensation related expenses of $2,243,000.

Net cash used in operating activities during the year ended March 31, 2016 was $8,746,000, primarily due to our net loss of $10,162,000, offset by non-cash transactions during the year ended March 31, 2016, including $2,341,000 of stock-based compensation expenses.

Net cash provided by investing activities was $18,224,000 for the year ended March 31, 2017, consisting of primarily proceeds from the sale of our Latin American assets, net of costs, of $18,639,000, offset by $394,000 related to equipment purchases and $21,000 related to changes in long-term deposits.

Net cash provided by investing activities was $4,191,000 for the year ended March 31, 2016, consisting of $345,000 related to equipment purchases offset by $4,538,000 received from the sale of 1,650,000 of our shares of Ruthigen common stock.

Net cash used in financing activities was $32,000 for the year ended March 31, 2017, primarily related to $130,000 principal payments on debt offset by cash received from the exercise of stock options and stock purchase warrants of $98,000.

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

Contractual Obligations

As of March 31, 2017, we had contractual obligations as follows (long-term debt and capital lease amounts include principal payments only):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	After 3 Years
Long-term debt	$168,000	$123,000	$45,000	$–
Capital leases	242,000	74,000	168,000
Operating leases	713,000	371,000	342,000	–
Total	$1,123,000	$568,000	$555,000	$–

Operating Capital and Capital Expenditure Requirements

We reported a net income of $9,274,000 for the year ended March 31, 2017. At March 31, 2017 and March 31, 2016, our accumulated deficit amounted to $143,101,000 and $152,375,000, respectively. At March 31, 2017 and March 31, 2016, our working capital amounted to $19,355,000 and $9,337,000, respectively.

On October 27, 2016, we, along with our Mexican subsidiary and manufacturer Oculus Technologies of Mexico, S.A. de C.V., closed on an asset purchase agreement with Invekra, S.A.P.I de C.V., an affiliate of Laboratorios Sanfer S.A. de C.V., for the sale of certain of our Latin America assets for an aggregate purchase price of $22,000,000, with $18,000,000 paid in cash upon closing, $1,500,000 paid on March 16, 2017 upon delivery of certain equipment and technology, and $2,500,000 to be paid in Mexican currency in quarterly installments over a period of ten years from closing as consideration for the provision of certain services and providing technical assistance, calculated as three per cent on net sales of certain products in Latin America, excluding Mexico. Since the $2,500,000 is to be paid in foreign currency, we may receive more or less than $2,500,000 due to currency fluctuations.

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

Sonoma Pharmaceuticals, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of Sonoma Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Sonoma Pharmaceuticals, Inc. and Subsidiaries, formerly known as Oculus Innovative Sciences, Inc. (the “Company”) as of March 31, 2017 and 2016, and the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sonoma Pharmaceuticals, Inc. and Subsidiaries, formerly known as Oculus Innovative Sciences, Inc., as of March 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum LLP

New York, NY

June 28, 2017

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$17,461	$7,469
Accounts receivable, net	2,108	1,508
Inventories, net	2,221	1,595
Prepaid expenses and other current assets	616	1,505
Current portion of deferred consideration, net of discount	237	–
Current assets of discontinued operations (Note 4)	–	811
Total current assets	22,643	12,888
Property and equipment, net	1,239	850
Deferred consideration, net of discount, less current portion	1,497	–
Other assets	80	65
Total assets	$25,459	$13,803

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,255	$1,337
Accrued expenses and other current liabilities	1,302	1,526
Deferred revenue	345	274
Deferred revenue Invekra (Note 4)	176	–
Current portion of long-term debt	123	114
Current portion of capital leases	74	–
Taxes payable	13	–
Current liabilities of discontinued operations (Note 4)	–	300
Total current liabilities	3,288	3,551
Long-term deferred revenue Invekra (Note 4)	527	–
Long-term debt, less current portion	45	–
Long-term capital leases, less current portion	168	–
Long-term liabilities of discontinued operations (Note 4)	–	112
Total liabilities	4,028	3,663
Commitments and Contingencies (Note 12)
Stockholders’ Equity
Convertible preferred stock, $0.0001 par value; 714,286 shares authorized, none issued and outstanding at March 31, 2017 and March 31, 2016, respectively	–	–
Common stock, $0.0001 par value; 12,000,000 shares authorized at March 31, 2017 and March 31, 2016, 4,289,322 and 4,196,873 shares issued and outstanding at March 31, 2017 and March 31, 2016, respectively (Note 13)	1	1
Additional paid-in capital	168,709	166,368
Accumulated deficit	(143,101)	(152,375)
Accumulated other comprehensive loss	(4,178)	(3,854)
Total stockholders’ equity	21,431	10,140
Total liabilities and stockholders’ equity	$25,459	$13,803

The accompanying footnotes are an integral part of these consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	Year Ended March 31,
	2017	2016
Revenues
Product	$11,957	$8,077
Product licensing fees and royalties	–	231
Service	868	1,061
Total revenues	12,825	9,369
Cost of revenues
Product	6,419	5,840
Service	738	881
Total cost of revenues	7,157	6,721
Gross profit	5,668	2,648
Operating expenses
Research and development	1,576	1,806
Selling, general and administrative	17,066	15,556
Total operating expenses	18,642	17,362
Loss from operations	(12,974)	(14,714)
Interest expense	(3)	(3)
Interest income	22	2
Gain due to change in fair value of derivative liabilities	–	11
Other income (expense), net	18	(20)
Loss from continuing operations before income taxes	(12,937)	(14,724)
Income tax benefit	4,268	–
Loss from continuing operations	(8,669)	(14,724)
Income from discontinued operations (net of tax) (Note 4)	17,943	4,562
Net income (loss)	$9,274	$(10,162)

Net income (loss) per share: basic and diluted
Continuing operations	$(2.05)	$(4.48)
Discontinued operations	4.25	1.39
	$2.20	$(3.09)

Weighted-average number of shares used in per share calculations: basic and diluted	4,224	3,289

Other comprehensive income (loss)
Net income (loss)	$9,274	$(10,162)
Foreign currency translation adjustments	(324)	(347)
Comprehensive income (loss)	$8,950	$(10,509)

The accompanying footnotes are an integral part of these consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended March 31, 2017 and 2016

(In thousands, except share amounts)

	Common Stock ($0.0001 par Value)		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance, March 31, 2015	3,009,017	1	157,773	(142,213)	(3,507)	12,054
Issuance of common stock in connection with At-the-Market issuances of common stock, net of commissions, expenses and other offering costs	450,919	–	3,150	–	–	3,150
Issuance of common stock and common stock purchase warrants in connection with March 23, 2016 closing of offering, net of commissions, expenses and other offering costs	680,000	–	2,994	–	–	2,994
Issuance of common stock upon exercise of common stock purchase warrants	2,220	–	14	–	–	14
Issuance of common stock for settlement of service fees	41,704	–	286	–	–	286
Issuance of common stock purchase warrants for payment of service fees	–	–	128	–	–	128
Stock based compensation related to issuance of common stock restricted stock grants	13,013	–	64	–	–	64
Stock based compensation, net of forfeitures	–	–	1,959	–	–	1,959
Foreign currency translation adjustment	–	–	–	–	(347)	(347)
Net loss	–	–	–	(10,162)	–	(10,162)
Balance, March 31, 2016	4,196,873	$1	$166,368	$(152,375)	$(3,854)	$10,140
Adjustment due to 5:1 reverse stock-split on June 24, 2016	(214)	–	–	–	–	–
Issuance of common stock upon exercise of common stock purchase warrants	18,232	–	91	–	–	91
Issuance of common stock upon exercise of common stock options	1,250	–	7	–	–	7
Issuance of common stock for settlement of service fees	20,801	–	98	–	–	98
Stock based compensation related to issuance of common stock restricted stock grants	52,380	–	302	–	–	302
Stock based compensation, net of forfeitures	–	–	1,843	–		1,843
Foreign currency translation adjustment	–	–	–	–	(324)	(324)
Net income	–	–	–	9,274	–	9,274
Balance, March 31, 2017	4,289,322	$1	$168,709	$(143,101)	$(4,178)	$21,431

The accompanying footnotes are an integral part of these consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended March 31,
	2017	2016
Cash flows from operating activities
Net loss from continuing operations	$(8,669)	$(14,724)
Net income from discontinued operations, net of tax	17,943	4,562
Net income (loss)	9,274	(10,162)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	248	244
Change in provision for doubtful accounts	(1)	(5)
Change in provision for discounts, rebates, distributor fees and returns	19	470
Change in provision for obsolete inventory	–	77
Gain on sale of Latin American assets, net of tax	(15,399)	–
Income tax benefit	(4,268)	–
Stock-based compensation	2,145	2,151
Service provider expenses settled with common stock	98	190
Gain due to change in fair value of derivative liabilities	–	(11)
Foreign currency transaction gains	(36)	(38)
Loss on disposal of property and equipment	10	–
Changes in operating assets and liabilities:
Accounts receivable	34	(1,282)
Inventories	(675)	(382)
Prepaid expenses and other current assets	979	(751)
Accounts payable	(58)	429
Accrued expenses and other current liabilities	(298)	919
Deferred revenue	(239)	(595)
Net cash used in operating activities	(8,167)	(8,746)
Cash flows from investing activities:
Purchases of property and equipment	(394)	(345)
Proceeds from sale of long-term investment	–	4,538
Proceeds from sale of Latin American assets, net of costs	18,639	–
Deposits	(21)	(2)
Net cash provided by investing activities	18,224	4,191
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	–	6,144
Proceeds from exercise of common stock options	7	–
Proceeds from exercise of common stock purchase warrants	91	14
Principal payments on long-term debt	(130)	(119)
Net cash (used in) provided by financing activities	(32)	6,039
Effect of exchange rate on cash and cash equivalents	(33)	(151)
Net increase in cash and cash equivalents	9,992	1,333
Cash and cash equivalents, beginning of year	7,469	6,136
Cash and cash equivalents, end of year	$17,461	$7,469

Supplemental disclosure of cash flow information:
Cash paid for interest	$3	$3

Non-cash operating and financing activities:
Service provider expenses settled with common stock	$98	$96
Insurance premiums financed	120	146
Automobiles financed using long-term debt	64	–
Automobiles financed using capital leases	242	–

Sale of Latin American assets to Invekra:
Assets sold and liabilities transferred:
Deferred consideration – current, net	$237	–
Deferred consideration – long-term, net	1,497	–
Taxes payable	(13)	–
Deferred revenue – current	(176)	–
Deferred revenue – long-term	(527)	–
	$1,018	$–

The accompanying footnotes are an integral part of these consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

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

NOTE 2 – Liquidity and Financial Condition

The Company reported a net income of $9,274,000 for the year ended March 31, 2017. At March 31, 2017 and March 31, 2016, the Company’s accumulated deficit amounted to $143,101,000 and $152,375,000, respectively. The Company had working capital of $19,355,000 and $9,337,000 as of March 31, 2017 and March 31, 2016, respectively. The Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital to pursue its product development initiatives, penetrate markets for the sale of its products.

On October 27, 2016, the Company, along with its Mexican subsidiary and manufacturer Oculus Technologies of Mexico, S.A. de C.V., closed on an asset purchase agreement with Invekra, S.A.P.I de C.V., an affiliate of Laboratorios Sanfer S.A. de C.V., for the sale of certain of its Latin America assets for an aggregate purchase price of $22,000,000, with $18,000,000 paid in cash upon closing, $1,500,000 paid on March 16, 2017 upon delivery of certain equipment and technology, and $2,500,000 to be paid in Mexican currency in quarterly installments over a period of ten years from closing as consideration for the provision of certain services and providing technical assistance, calculated as three per cent on net sales of certain products in Latin America, excluding Mexico. Since the $2,500,000 will be paid in foreign currency, the Company may receive more or less than $2,500,000 due to currency fluctuations.

The Company currently anticipates that its cash and cash equivalents will be sufficient to meet its working capital requirements to continue its sales and marketing and research and development efforts for at least 12 months from the date of filing this annual report.

NOTE 3 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Aquamed Technologies, Inc. (“Aquamed”), Oculus Technologies of Mexico S.A. de C.V. (“OTM”), and Sonoma Pharmaceuticals Netherlands, B.V. (“SP Europe”), formerly known as Oculus Innovative Sciences, B.V. Aquamed has no current operations. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Significant estimates and assumptions include reserves and write-downs related to receivables and inventories, the recoverability of long-lived assets, the valuation allowance relating to the Company’s deferred tax assets, valuation of equity and derivative instruments, fair value allocation of assets sold to Invekra, and the estimated amortization periods of upfront product licensing fees received from customers. Periodically, the Company evaluates and adjusts estimates accordingly.

Reclassifications

Certain prior period amounts have been reclassified for comparative purposes to conform to the fiscal 2017 presentation. These reclassifications have no impact on the Company’s previously reported net loss.

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

In the event a sale is made to a customer under circumstances in which returns cannot be estimated, the Company defers recognition of the revenue until sell-through is confirmed.

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

The Company grants credit to its business customers, which are primarily located in Mexico, Europe and the United States. Collateral is generally not required for trade receivables. The Company maintains allowances for potential credit losses. At March 31, 2017, one customer represented 26%, one customer represented 12%, and one customer represented 10% of the net accounts receivable balance. At March 31, 2017, one customer represented 12% and two customers each represented 10% of net revenues. At March 31, 2016, one customer represented 33% of the net accounts receivable balance. At March 31, 2016, one customer represented 40%, one customer represented 15%, one customer represented 14% and two customers each represented 12% of net revenues.

Accounts Receivable

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts, and sales returns. Estimates for cash discounts and sales returns are based on analysis of contractual terms and historical trends.

The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Other factors that the Company considers include its existing contractual obligations, historical payment patterns of its customers and individual customer circumstances, an analysis of days sales outstanding by customer and geographic region, and a review of the local economic environment and its potential impact on government funding and reimbursement practices. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts represents probable credit losses at March 31, 2017 and 2016 in the amounts of $14,000 and $15,000, respectively. Additionally at March 31, 2017 and 2016 the Company has allowances of $672,000 and $653,000, respectively, related to potential discounts, returns, distributor fees and rebates. The allowances are included in Accounts Receivable, net in the accompanying consolidated balance sheets.

Inventories

Inventories are stated at the lower of cost, cost being determined on a standard cost basis (which approximates actual cost on a first-in, first-out basis), or market.

Due to changing market conditions, estimated future requirements, age of the inventories on hand and production of new products, the Company regularly reviews inventory quantities on hand and records a provision to write down excess and obsolete inventory to its estimated net realizable value. The Company recorded reserves to reduce the carrying amounts of inventories to their net realizable value in the amounts of $61,000 and $164,000 at March 31, 2017 and 2016, respectively, which is included in cost of product revenues on the Company’s accompanying consolidated statements of comprehensive income (loss).

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

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

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

As of March 31, 2017 and 2016, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

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

During the years ended March 31, 2017 and 2016, the Company had noted no indicators of impairment.

Research and Development

Research and development expense is charged to operations as incurred and consists primarily of personnel expenses, clinical and regulatory services and supplies. For the years ended March 31, 2017 and 2016, research and development expense amounted to $1,576,000 and $1,806,000, respectively.

Advertising Costs

Advertising costs are charged to operations as incurred. Advertising costs amounted to $149,000 and $175,000, for the years ended March 31, 2017 and 2016 respectively. Advertising costs are included in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive income (loss).

Shipping and Handling Costs

The Company classifies amounts billed to customers related to shipping and handling in sale transactions as product revenues. Shipping and handling costs incurred are recorded in cost of product revenues. For the years ended March 31, 2017 and 2016, the Company recorded revenue related to shipping and handling costs of $49,000 and $59,000, respectively.

Foreign Currency Reporting

The Company’s subsidiary, OTM, uses the local currency (Mexican Pesos) as its functional currency and its subsidiary, SP Europe, uses the local currency (Euro) as its functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date, and revenue and expense accounts are translated at average exchange rates during the period. Resulting translation adjustments amounted to $324,000 and $347,000 for the years ended March 31, 2017 and 2016, respectively, and were recorded in other comprehensive income (loss) in the accompanying consolidated statements of comprehensive income (loss).

Foreign currency transaction gains (losses) relate primarily to trade payables and receivables between subsidiaries OTM and SP Europe. These transactions are expected to be settled in the foreseeable future. The Company recorded foreign currency transaction gains of $36,000 and $38,000 for the years ended March 31, 2017 and 2016, respectively. The related were recorded in other income (expense), net, in the accompanying consolidated statements of comprehensive income (loss).

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

Tax benefits claimed or expected to be claimed on a tax return are recorded in the Company’s consolidated financial statements. A tax benefit from an uncertain tax position is only recognized if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Uncertain tax positions have had no impact on the Company’s consolidated financial condition, results of comprehensive income (loss) or cash flows.

Comprehensive Income (Loss)

Other comprehensive income (loss) includes all changes in stockholders’ equity during a period from non-owner sources and is reported in the consolidated statement of changes in stockholders’ equity. To date, other comprehensive loss consists of changes in accumulated foreign currency translation adjustments. Accumulated other comprehensive losses at March 31, 2017 and 2016 were $4,178,000 and $3,854,000, respectively.

Net Income (Loss) per Share

The Company computes basic net income (loss) per share by dividing net income (loss) per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic income (loss) per share for the years ended March 31, 2017 and 2016 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	March 31,
	2017	2016
Restricted stock units	34,000	–
Options to purchase common stock	899,000	753,000
Warrants to purchase common stock	1,344,000	1,485,000
	2,277,000	2,238,000

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which defers by one year the effective date of ASU 2014-09. Accordingly, this guidance is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted for interim and annual periods beginning after December 15, 2016. In March 2016, the FASB issued ASU 2016-08 Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which finalizes its amendments to the guidance in the new revenue standard on assessing whether an entity is a principal or an agent in a revenue transaction. This conclusion impacts whether an entity reports revenue on a gross or net basis. In April 2016, the FASB issued ASU 2016-10 Identifying Performance Obligations and Licensing, which finalizes its amendments to the guidance in the new revenue standard regarding the identification of performance obligations and accounting for the license of intellectual property. In May 2016, the FASB issued ASU 2016-12 Narrow-Scope Improvements and Practical Expedients, which finalizes its amendments to the guidance in the new revenue standard on collectability, noncash consideration, presentation of sales tax, and transition. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which continues the FASB’s ongoing project to issue technical corrections and improvements to clarify the codification or correct unintended applications of guidance. The amendments are intended to make the guidance more operable and lead to more consistent application. The amendments have the same effective date and transition requirements as the new revenue recognition standard. The Company will adopt the new standard on April 1, 2018 and currently plans to use the modified retrospective method. The majority of the Company’s business is ship and bill and, on that primary revenue stream, the Company does not expect significant differences. However, the Company’s analysis is preliminary and subject to change. The Company has not completed its assessment of multiple element arrangements and certain discount and trade promotion programs.

In January 2016, the FASB issued ASU 2016-01 Financial Instruments-Overall, which address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Earlier application is permitted under specific circumstances. The Company has not yet determined the effect of the adoption of this standard on the Company’s consolidated financial position and results of operations.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230). This amendment will provide guidance on the presentation and classification of specific cash flow items to improve consistency within the statement of cash flows. ASU 2016-15 is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted. The Company has not yet determined the effect of the adoption of this standard on the Company’s consolidated financial position and results of operations.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”) that changes the presentation of restricted cash and cash equivalents on the statement of cash flows. Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, but early adoption is permissible. The Company has not yet determined the effect of the adoption of this standard on the Company’s consolidated financial position and results of operations.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This ASU clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. For public companies, this ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company has not yet determined the effect of the adoption of this standard on the Company’s consolidated financial position and results of operations.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718) – Scope of Modification Accounting.  This ASU clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. For public companies, this ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company has not yet determined the effect of the adoption of this standard on the Company’s consolidated financial position and results of operations.

Accounting standards that have been issued or proposed by the Financial Accounting Standards Board (“FASB”), SEC and/or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 4 - Disposition of Latin American Operations

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

The aggregate purchase price that Invekra will pay for the assets is $22,000,000, of which $18,000,000 was paid upon closing, $1,500,000 was paid on March 16, 2017 upon the delivery of certain equipment, and $2,500,000 is to be paid in Mexican currency in quarterly installments over a period of ten years from closing as consideration for the provision of certain services and providing technical assistance, calculated as three percent on net sales of certain products in Latin America, excluding Mexico. Because the $2,500,000 is to be paid in foreign currency, the Company may receive more or less than $2,500,000 due to currency fluctuations.

In connection with the asset purchase agreement, the Company agreed to provide the technology, know-how and assistance to Invekra to enable Invekra to manufacture on its own the products as currently produced by the Company (“Technical Services Arrangement”), and continue to supply product to Invekra for a two year transition period from the Sale Date, subject to mutual extension (“Supply Agreement”). During the year ended March 31, 2017, the Company reported $1,299,000 of Latin America product revenue related to the Supply Agreement with Invekra.

The Company will provide product under the Supply Agreement at a reduced price from its current price list, while Invekra builds its own manufacturing line. At the conclusion of the transition period, the Company will cease to be a supplier of product to Invekra. The Company is uncertain as to the duration of the transition period or when Invekra will complete the build out of its manufacturing line. Pursuant to the Supply Agreement, the Company is subject to a potential penalty for failure to supply the products for a consecutive period of six months. The penalty, if triggered, will require the Company to make a one-time payment of $2,000,000 to Invekra. The penalty decreases by 12.5% each quarter of the term of the supply period. The Company does not expect to incur this penalty.

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

The Company determined an arm’s length selling price for each component of the sale and then allocated the net proceeds received to the components on a relative selling price basis. The Company estimated the selling prices of each component as described below:

Component of Sale	Methodology to Estimate Selling Price
Services under the Technical Services Arrangement	Based upon revenues expected from a market participant to provide technical services at expected service levels
Production equipment manufactured	Based upon an expected selling price derived from costs marked up to selling price at market participant margins
Intellectual property and territory rights	Based upon a discounted cash flow analysis of the benefit to Invekra of producing rather than purchasing its product and operating royalty free

The Company determined proceeds, net of estimated transaction costs and net of the discount to adjust for consideration to be received in the future. The total proceeds were as follows:

Cash received on October 27, 2016	$18,000,000
Cash received on March 16, 2017	1,500,000
Face value of variable consideration ($250,000 per year for ten years)	2,500,000
Total proceeds from sale	22,000,000
Equipment costs	(305,000)
Transaction costs	(556,000)
Total proceeds, net of transaction costs	21,139,000
Discount on variable consideration (using a 7.5% discount rate)	(752,000)
Total proceeds, net of discount	$20,387,000

Proceeds were allocated to the components of the sale based upon their relative selling prices are as follows:

Services under the Technical Services Arrangement	$708,000
Production equipment manufactured, net	192,000
Intellectual property and territory rights	19,487,000
Total proceeds	$20,387,000

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

Discontinued operations

As of March 31, 2017, the Company determined that the sale of its Latin American operations to Invekra qualified as a sale of a component of its business and, as such, all such activity prior to consummation of the sale is required to be included in discontinued operations on the Company’s statement of operations. This includes the direct labor and materials for the product delivered to Invekra, the revenue on the sales to Invekra and the gain on the sale to Invekra, net of tax.

The carrying value of the assets and liabilities of discontinued operations on the consolidated balance sheets as of March 31, 2017 and March 31, 2016 were as follows:

	March 31, 2017	March 31, 2016
Assets
Accounts receivable (net)	$–	$766,000
Inventories	–	45,000
Total current assets of discontinued operations	$–	$811,000

Liabilities
Deferred revenue	$–	$300,000
Total current liabilities of discontinued operations	$–	$300,000

Deferred revenue, less current portion	$–	$112,000
Total long-term liabilities of discontinued operations	$–	$112,000

The operations of its Latin American business included in discontinued operations is summarized as follows:

	Year Ended March 31,
	2017	2016
Revenues	$3,105,000	$5,715,000
Cost of revenues	561,000	1,153,000
Income from discontinued operations before tax	2,544,000	4,562,000
Gain on disposal of discontinued operations before income taxes	19,679,000	–
Total income from discontinued operations, before tax	22,223,000	4,562,000
Income tax expense	(4,280,000)	–
Income from discontinued operations, net of tax	$17,943,000	$4,562,000

NOTE 5 – Accounts Receivable

Accounts receivable, net consists of the following:

	March 31,
	2017	2016
Accounts receivable	$2,794,000	$2,176,000
Less: allowance for doubtful accounts	(14,000)	(15,000)
Less: discounts, rebates, distributor fees and returns	(672,000)	(653,000)
	$2,108,000	$1,508,000

NOTE 6 – Inventories

Inventories, net consist of the following:

	March 31,
	2017	2016
Raw materials	$1,480,000	$1,059,000
Finished goods	741,000	536,000
	$2,221,000	$1,595,000

NOTE 7 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31,
	2017	2016
Prepaid insurance	$587,000	$405,000
Prepaid rebates	–	378,000
Other prepaid expenses and other current assets	29,000	722,000
	$616,000	$1,505,000

NOTE 8 – Property and Equipment

Property and equipment consists of the following:

	March 31,
	2017	2016
Manufacturing, lab, and other equipment	$3,319,000	$3,075,000
Office equipment	324,000	298,000
Furniture and fixtures	91,000	83,000
Leasehold improvements	536,000	307,000
	4,270,000	3,763,000
Less: accumulated depreciation and amortization	(3,031,000)	(2,913,000)
	$1,239,000	$850,000

Depreciation and amortization expense amounted to $248,000 and $244,000 for the years ended March 31, 2017 and 2016, respectively.

During the year ended March 31, 2017 and 2016, the Company realized a loss of $10,000 on the disposal of property and equipment. This amount was recorded within operating expenses in the accompanying consolidated statements of comprehensive income (loss).

NOTE 9 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31,
	2017	2016
Salaries and related costs	$681,000	$693,000
Professional fees	79,000	557,000
Other	542,000	276,000
	$1,302,000	$1,526,000

NOTE 10 – Long-Term Debt

Financing of Insurance Premiums

On January 25, 2016, the Company entered into a note agreement for $146,000 with an interest rate of 6.25% per annum. This instrument was issued in connection with financing insurance premiums. The note was payable in monthly installments of $17,000. During the year ended March 31, 2016, the Company made principal and interest payments of $32,000 and $1,000, respectively. During the year ended March 31, 2017, the Company made principal and interest payments in the amounts of 114,000 and $1,000, respectively.

On February 1, 2017, the Company entered into a note agreement for $84,000 with an interest rate of 5.60% per annum with final payment on December 1, 2017. This instrument was issued in connection with financing insurance premiums. The note is payable in monthly installments of $8,600. During the year ended March 31, 2017, the Company made principal and interest payments in the amounts of $8,000 and $340, respectively. The remaining balance of $76,000 is included in the current portion of long-term debt in the accompanying consolidated balance sheet.

On March 10, 2017, the Company entered into a note agreement for $36,000 with an interest rate of 5.60% per annum with final payment on December 1, 2017. This instrument was issued in connection with financing insurance premiums. The note is payable in monthly installments of $4,100. During the year ended March 31, 2017, the Company did not pay principal or interest on this note. The remaining balance of $36,000 is included in the current portion of long-term debt in the accompanying consolidated balance sheet.

Financing of Automobiles

On August 10, 2016, the Company entered into a note agreement for $26,000 with an interest rate of 2.49% per year, and a monthly payment of $432. This instrument was issued in connection with the financing of an automobile. During the year ended March 31, 2017, the Company made principal and interest payments related to this note in the amounts of $4,000 (includes a first installment payment of $2,000) and $336, respectively. The remaining balance of this note amounted to $22,000 at March 31, 2017, of which $5,000 is included in the current portion of long-term debt in the accompanying consolidated balance sheet.

On September 27, 2016, the Company entered into a note agreement for $38,000 with an interest rate of 0%, and monthly payment of $630. This instrument was issued in connection with the financing of an automobile. During the year ended March 31, 2017, the Company made principal payments related to this note in the amount of $4,000. The remaining balance of this note amounted to $34,000 at March 31, 2017, of which $6,000 is included in the current portion of long-term debt in the accompanying consolidated balance sheet.

Minimum note payments due in years subsequent to March 31, 2017 are as follows:

For Years Ending March 31,
2018	$127,000
2019	13,000
2020	13,000
2021	13,000
2022	6,000
Total minimum payments	$172,000
Less: amounts representing interest	(4,000)
Present value of payments	168,000
Less: current portion	(123,000)
Long-term portion	$45,000

NOTE 11 – Capital Leases

During March 2017, the Company entered into a fleet capital lease under which the aggregate present value of the minimum lease payments amounted to $280,000. The present value of the minimum lease payments was calculated using discount rates of ranging from 9.7% to 10.6%. Lease payments, including amounts representing interest, amounted to $750 for the year ended March 31, 2017. The remaining principal balance on these obligations amounted to $242,000 at March 31, 2007, including $74,000 included in the current portion of capital lease obligations in the accompanying consolidated balance sheet.

The Company recorded interest expense in connection with these lease agreements in the amount of $115 for the years ended March 31, 2017.

Minimum capital lease payments due in years subsequent to March 31, 2017 are as follows:

For Years Ending March 31,
2018	$102,000
2019	98,000
2020	80,000
Total minimum lease payments	$280,000
Less: amounts representing interest	(38,000)
Present value of minimum lease payments	242,000
Less: current portion	(74,000)
Long-term portion	$168,000

NOTE 12 – Commitments and Contingencies

Lease Commitments

On June 23, 2016, the Company entered into Amendment No. 8 to its property lease agreement, extending the lease on its Petaluma, California facility to September 30, 2024. The lease contains an early termination right for the Company effective October 31, 2019, if the landlord is unable to accommodate the Company’s growth. Pursuant to the amendment, the Company agreed to increase the lease payment from $11,072 to $11,764 per month, commencing on October 1, 2017, with annual increases thereafter through the lease term.

The Company also shares certain office and laboratory space, as well as certain laboratory equipment, in a building located at 454 North 34th Street, Seattle, Washington. The space is rented for $2,700 per month and requires a ninety day notice for cancellation.

The Company currently rents approximately 800 square feet of sales office space in Herten, the Netherlands. The office space is rented on a month to month basis at $1,700 per month and requires a sixty-day notice for cancellation.

On May 12, 2016, the Company entered into its property lease agreement, on its Woodstock, Georgia sales office space. The initial term of the agreement was from June 1, 2016 expiring on May 31, 2017, with an option to extend for a one year period. The Company gave notice to extend the lease to May 31, 2018. The payment is $1,200 per month.

On August 1, 2016, the Company entered into Amendment No. 1 to its property lease agreement in Jamison, Pennsylvania. Pursuant to the amendment, the Company extended the term of the lease to July 31, 2019. Additionally, the Company agreed to lease payments of $2,369 per month for year one, $2,431 per month for year two and $2,493 per month for year three.

Minimum lease payments for non-cancelable operating leases are as follows:

For Years Ending March 31,
2018	$371,000
2019	253,000
2020	89,000
Total minimum lease payments	$713,000

Rental expense amounted to $429,000 and $442,000 for the years ended March 31, 2017 and 2016, respectively and is recorded in the accompanying consolidated statement of comprehensive income (loss).

Legal Matters

The Company, on occasion, may be involved in legal matters arising in the ordinary course of business including matters involving proprietary technology. While management believes that such matters are currently insignificant, matters arising in the ordinary course of business for which the Company is or could become involved in litigation may have a material adverse effect on its business and financial condition of comprehensive income (loss).

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

As of March 31, 2017, the Company had employment agreements in place with five of its key executives. The agreements provide, among other things, for the payment of nine to twenty-four months of severance compensation for terminations under certain circumstances. With respect to these agreements, at March 31, 2017, aggregated annual salaries would be $1,167,000 and potential severance payments to these key executives would be $1,417,000 if triggered.

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

Description of Series B Preferred Stock

On October 18, 2016, the Company’s board of directors approved, and the Company entered into, a Section 382 rights agreement, or the Rights Agreement, with Computershare Inc., or the Rights Agent. The Rights Agreement provides for a dividend of one preferred stock purchase right, or a Right, for each share of common stock, par value $0.0001 per share, of the Company outstanding on November 1, 2016, or the Record Date. Each Right entitles the holder to purchase from the Company one one-thousandth of a share of Series B Preferred Stock, par value $0.0001 per share, or the Preferred Stock, for a purchase price of $10.00, subject to adjustment as provided in the Rights Agreement. The description and terms of the rights are set forth in the Rights Agreement.

In connection with the adoption of the Rights Agreement, the Company’s board of directors adopted a Certificate of Designation of Series B Preferred Stock. The Certificate of Designation was filed with the Secretary of State of the State of Delaware and became effective on October 18, 2016.

The Company’s board of directors adopted the Rights Agreement to protect shareholder value by guarding against a potential limitation on the Company’s ability to use its net operating loss carryforwards, or NOLs, and other tax benefits, which may be used to reduce potential future income tax obligations. The Company has experienced and continue to experience substantial operating losses, and under the Internal Revenue Code of 1986, as amended, and rules promulgated thereunder, the Company may “carry forward” these NOLs and other tax benefits in certain circumstances to offset any current and future earnings and thus reduce our income tax liability, subject to certain requirements and restrictions. To the extent that the NOLs and other tax benefits do not otherwise become limited, the Company believes that it will be able to carry forward a significant amount of NOLs and other tax benefits, and therefore these NOLs and other tax benefits could be a substantial asset to the Company. However, if the Company experiences an “ownership change,” as defined in Section 382 of the Code, its ability to use its NOLs and other tax benefits will be substantially limited. Generally, an ownership change would occur if our shareholders who own, or are deemed to own, 5% or more of the Company’s common stock increase their collective ownership in the Company by more than 50% over a rolling three-year period.

To date no Series B Preferred Stock has been issued.

April 2014 At-the-Market Offering

On April 2, 2014, the Company entered into an At-the-Market Issuance Sales Agreement with MLV & Co. LLC under which the Company can issue and sell shares of its common stock having an aggregate offering price of up to $9,159,000 from time to time through MLV acting as its sales agent. To date, the Company has raised an aggregate $4,706,000 in connection with this agreement. The Company will pay MLV a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through MLV as agent under the Sales Agreement. For the year ended March 31, 2016, the Company sold 450,919 shares for gross proceeds of $3,263,000 and net proceeds of $3,150,000 after deducting commissions and other offering expenses. No shares were sold during the year ended March 31, 2017.

March 2016 Underwritten Public Offering

On March 18, 2016, the Company entered into an underwriting agreement with Dawson James Securities, Inc. with respect to the issuance and sale of an aggregate of 680,000 units, each unit consisting of one share of common stock, par value $0.0001 per share, together with one quarter (0.25) of one warrant to purchase one share of common stock at an exercise price equal to $5.00 per share, in an underwritten public offering. The public offering price for each unit, consisting of one share of common stock together with one quarter (0.25) of one warrant, was $5.00. Because the Company is prohibited from issuing fractional shares, the warrants can only be exercised in lots of four, which means that each holder must exercise four March 2016 Warrants to receive one share of common stock, or a total of 170,000 shares. The warrants have an initial exercise price of $5.00 per share and have a term of three years. Pursuant to the underwriting agreement, the Company paid Dawson James Securities, Inc. a cash fee equal to 8% of the aggregate gross proceeds raised in this offering and also paid $50,000 in legal fees and expenses of the underwriter’s legal counsel. The gross proceeds from the sale of the shares of common stock and the warrants was $3,400,000, and net proceeds of $2,994,000 after deducting underwriting commissions and other estimated offering expenses.

Common Stock Issued to Services Providers

On April 24, 2009, the Company entered into an agreement with Advocos LLC, a contract sales organization that served as part of the Company’s sales force, for the sale of the Company’s wound care products in the United States. Pursuant to the agreement, the Company agreed to pay the contract sales organization a monthly fee and potential bonuses that was based on achievement of certain levels of sales. The Company agreed to issue the contract sales organization cash or shares of common stock to settle fees for its services. During the year ended March 31, 2016, the Company issued 41,704 shares of common stock, with a fair market value of $203,000, in connection with this agreement. The Company has determined that the fair value of the common stock was more readily determinable than the fair value of the services rendered. During the year ended March 31, 2016, the Company recorded $107,000 of expense related to stock issued pursuant to this agreement and settled $96,000 of fees accrued in prior periods. The expense was recorded as selling, general and administrative expense in the accompanying consolidated statement of comprehensive income (loss) for the year ended March 31, 2016. This agreement was terminated on September 28, 2016. Pursuant to the termination agreement the Company paid outstanding fees of $111,000, issued 14,390 shares of common stock with a fair value of $69,000, and transferred certain assets valued at $62,000 related to a product line the Company deemed to be non-core and immaterial to its operations. The expense was recorded as selling, general and administrative expense in the accompanying consolidated statement of comprehensive income (loss) for the year ended March 31, 2017.

On August 1, 2016, the Company entered into an agreement with CorProminence, LLC. for financial advisory services. Pursuant to the agreement, the Company agreed to pay CorProminence, LLC. common stock as compensation for services provided. The Company determined that the fair value of the common stock was more readily determinable than the fair value of the services rendered. Accordingly, the Company recorded the fair market value of the stock as expense. During the year ended March 31, 2017, the Company issued 6,411 shares of common stock in connection with this agreement. During the year ended March 31, 2017, the Company recorded $29,000 of expense related to this agreement. The expense was recorded as selling, general and administrative expense in the accompanying consolidated statements of comprehensive income (loss).

Common Stock Purchase Warrants

On March 31, 2016, the Company issued Dawson James Securities, Inc. a warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $5.00 per share in connection with a service agreement. The warrants were non-forfeitable at date of issuance. The warrants were valued using the Black-Scholes option pricing model. Assumptions used were as follows: Fair value of the underlying stock $4.75; risk-free interest rate 0.01%; contractual life of 3 years; dividend yield of 0%; and volatility of 87%. The fair value of the warrants amounted to $128,000 and was recorded as selling, general and administrative expense in the accompanying consolidated statement of comprehensive income (loss) for the year ended March 31, 2017.

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

The 2006 Plan provided for the granting of incentive stock options to employees and the granting of non-statutory stock options to employees, non-employee directors, advisors and consultants. The 2006 Plan also provided for grants of restricted stock, stock appreciation rights and stock unit awards to employees, non-employee directors, advisors and consultants.

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

During the year ended March 31, 2017, the 2006 Plan expired. No additional equity will be granted from the 2006 Plan. All outstanding options will remain outstanding until exercised or expired.

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

The board has initially authorized 85,572 of the Company’s common stock for issuance under the 2011 Plan, in addition to automatic increases provided for in the 2011 Plan through April 1, 2021. The number of shares of the Company’s common stock reserved for issuance under the 2011 Plan will automatically increase, with no further action by the stockholders, at the beginning of each fiscal year by an amount equal to the lesser of (i) 15% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding year, or (ii) an amount approved by the Company’s board of directors.

Options issued under the 2011 Plan will generally have a ten-year term.

In accordance with the 2011 Plan, the stated exercise price of an employee incentive stock option shall not be less than 100% of the estimated fair market value of a share of common stock on the date of grant, and the stated exercise price of an non-statutory option shall not be less 85% of the estimated fair market value of a share of common stock on the date of grant, as determined by the board of directors. An employee who owns more than 10% of the total combined voting power of all classes of outstanding stock of the Company shall not be eligible for the grant of an employee incentive stock option unless such grant satisfies the requirements of Section 422(c)(5) of the Internal Revenue Code.

Shares subject to awards that expire unexercised or are forfeited or terminated for any other reason will again become available for issuance under the 2011 Plan. No participant in the 2011 Plan can receive option grants, stock appreciation rights, restricted shares, or stock units for more than 21,428 shares in the aggregate in any calendar year. As provided under the 2011 Plan, the aggregate number of shares authorized for issuance as awards under the 2011 Plan automatically increases on April 1 of each year by in an amount equal to the lesser of (i) 15% of the outstanding shares on the last day of the immediately preceding year, or (ii) an amount determined by the board. During the year ended March 31, 2016, the board of directors approved an increase of 451,352 shares authorized for issuance. During the year ended March 31, 2017, the board of directors approved an increase of 629,504 shares authorized for issuance.

2016 Stock Plan

On September 2, 2016, upon recommendation of the board, the stockholders approved the Company’s 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan is effective as of September 2, 2016.

The 2016 Plan provides for the grant of options, including incentive stock options as defined in Section 422 of the Internal Revenue Code to employees, stock appreciation rights, restricted awards, performance share awards and performance compensation awards to employees, non-employee directors, advisors and consultants.

The board has authorized 400,000 of the Company’s common stock for issuance under the 2016 Plan, in addition to automatic increases provided for in the 2016 Plan through April 1, 2026. The number of shares of the Company’s common stock reserved for issuance under the 2016 Plan will automatically increase, with no further action by the stockholders, at the beginning of each fiscal year by an amount equal to the lesser of (i) 8% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding year, or (ii) an amount determined by the Company’s board of directors.

Options issued under the 2016 Plan will generally have a ten-year term.

In accordance with the 2016 Plan, the stated exercise price of an employee incentive stock option or a non-statutory stock option shall not be less than 100% of the estimated fair market value of a share of common stock on the date of grant,. An employee who owns more than 10% of the total combined voting power of all classes of outstanding stock of the Company shall not be eligible for the grant of an employee incentive stock option unless such grant satisfies the requirements of Section 422(c)(5) of the Internal Revenue Code.

Shares subject to awards that expire unexercised or are forfeited or terminated for any other reason will again become available for issuance under the 2016 Plan. No participant in the 2016 Plan can receive more than 100,000 option grants, or other awards with respect to more than 120,000 shares in the aggregate in any calendar year.

Performance Based Awards Program

The Company’s Compensation Committee approved a short-term performance based bonus program for fiscal year 2016 with predetermined objectives related to revenue and expense targets. In the event the fiscal year 2016 objectives were met, eighty-percent of the options would have vested on June 30, 2016. On August 21, 2015, certain executives and senior managers were granted an aggregate of 75,500 stock options in connection with this program. The stock options have an exercise price of $5.80 and expire ten years from the date of grant. At March 31, 2016, it was determined targets were met related to 50,400 stock options which vested on June 30, 2016. At March 31, 2016, 10,000 stock options expired due to targets that were not met. The vesting of the remaining 15,100 stock options was at the discretion of the Company’s Compensation Committee. The Company’s Compensation Committee determined 14,772 of the 15,100 discretionary stock options vested at June 30, 2016 and 228 of the discretionary stock options expired unvested.

The Company also approved a long-term market-based stock option bonus program for senior managers. Vesting of the stock options granted as part of this program is contingent upon the achievement of four separate target stock prices. The market-based options vest based on the 30 trading day trailing average of the stock price of the Company’s common stock with options vesting in 25% increments at each of the target stock prices. On the last day of each quarter, the chief executive officer and/or chief financial officer will determine if any of the target stock prices have been met by evaluating the period between the quarter end date and the grant date of the option. In the event that a target stock price has been met, the senior manager will be notified that such options have vested. At the end of five years from the date of the grant, if the stock target prices have not been met, then the unvested portion of the option will expire. On August 21, 2015, certain senior managers were granted an aggregate of 23,750 stock options in connection with this program. The stock options have an exercise price of $5.80 and if they vest will expire ten years from the date of grant. None of these options vested as of March 31, 2017.

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

The expected term of the stock options represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by the Securities and Exchange Commission's Staff Accounting Bulletin No. 110 for “plain vanilla” options. The expected stock price volatility for the Company’s stock options was determined by using an average of the historical volatilities of the Company and its industry peers. The Company will continue to analyze the stock price volatility and expected term assumptions as more data for the Company’s common stock and exercise patterns become available. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. The Company estimates forfeitures based on historical experience and reduces compensation expense accordingly. The estimated forfeiture rates used during the year ended March 31, 2017 ranged from 5.24% to 8.17%. The estimated forfeiture rates used during the year ended March 31, 2016 ranged from 1.18% to 4.71%.

The Company estimated the fair value of employee and non-employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service periods of the respective awards. The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Year Ended March 31,
	2017	2016
Fair value of the Company’s common stock on date of grant	$4.87	$5.90
Expected term	5.73 yrs	6.39 yrs
Risk-free interest rate	1.91%	1.63%
Dividend yield	0.00%	0.00%
Volatility	126.0%	93.0%
Fair value of options granted	$4.12	$4.45

Share-based awards compensation expense is as follows:

	Stock-based Compensation for the Year Ended March 31, 2017	Stock-based Compensation for the Year Ended March 31, 2016
Cost of revenues	$248,000	$364,000
Research and development	245,000	339,000
Selling, general and administrative	1,652,000	1,320,000
Total stock-based compensation	$2,145,000	$2,023,000

At March 31, 2017, there were unrecognized compensation costs of $624,000 related to stock options which is expected to be recognized over a weighted-average amortization period of 2.03 years.

At March 31, 2017, there were unrecognized compensation costs of $219,000 related to restricted stock which is expected to be recognized over a weighted-average amortization period of 1.59 years.

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options.

Stock-Based Award Activity

Stock-based awards outstanding at March 31, 2017 under the various plans are as follows:

Plan	Stock Options	Restricted Stock	Total
2006 Plan	170,000	–	170,000
2011 Plan	573,000	34,000	607,000
2016 Plan	156,000	–	156,000
	899,000	34,000	933,000
Stock-based awards available for grant as of March 31, 2017			1,170,000

Stock options award activity is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at April 1, 2016	753,000	$20.91
Options granted	190,000	4.87
Options exercised	(1,000)	5.80
Options forfeited	(19,000)	7.10
Options expired	(24,000)	19.85
Outstanding at March 31, 2017	899,000	$17.87	7.46	$459,000
Exercisable at March 31, 2017	711,000	$21.05	7.08	$459,000

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock, or $7.17 per share at March 31, 2017.

Restricted stock award activity is as follows:

	Number of Shares	Weighted Average Award Date Fair Value per Share
Unvested restricted stock awards outstanding at April 1, 2016	–	$–
Restricted stock awards granted	86,000	6.05
Restricted stock awards vested	(52,000)	5.27
Restricted stock awards forfeited	–	–
Unvested restricted stock awards outstanding at March 31, 2017	34,000	$7.27

The Company did not capitalize any cost associated with stock-based compensation.

The Company issues new shares of common stock upon exercise of stock options or release of restricted stock awards.

NOTE 15 – Income Taxes

The Company has the following net deferred tax assets:

	March 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$33,394,000	$36,454,000
Research and development tax credit carryforwards	1,746,000	1,710,000
Stock-based compensation	5,439,000	5,083,000
Reserves and accruals	1,232,000	1,111,000
Other deferred tax assets	240,000	241,000
State income taxes	4,000	(1,000)
Basis difference in assets	1,000	8,000
Total deferred tax assets	$42,056,000	$44,606,000

Net deferred tax asset	42,056,000	44,606,000
Valuation allowance	(42,056,000)	(44,606,000)
Net deferred tax asset	$–	$–

The Company’s income tax expense/(benefits) consist of the following:

	Years Ended March 31,
	2017	2016
Current:
State	$6,000	$2,000

Deferred:
Federal	(3,272,000)	–
State	(158,000)	–
Foreign	(844,000)	–
	$(4,268,000)	$2,000

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for continuing operations is as follows:

	Years Ended March 31,
	2017		2016
Expected federal statutory rate	34.0%		34.0%
State income taxes, net of federal benefit	1.2%		1.8%
Research and development credit	0.3%		0.4%
Foreign earnings taxed at different rates	(1.0%	)	(0.7%	)
Effect of state net operating loss expiration	(2.3%	)	(5.5%	)
Effect of permanent differences	0.0%		3.3%
Impact of foreign exchange rate fluctuations on foreign deferred income taxes	0.0%		(8.5%	)
Impact of change in foreign net operating loss	0.0%		(6.3%	)
Cancellation of stock options and other true-ups	0.0%		0.0%
True-up of state deferred assets	(7.4%	)	(11.4%	)
	24.8%		7.1%
Change in valuation allowance	8.2%		(7.1%	)
Totals	33.0%		0.0%

As of March 31, 2017, the Company had net operating loss carryforwards for Federal, California and Foreign income tax purposes of approximately $87,000,000, $31,000,000 and $4,000,000, respectively, which will begin to expire in the years 2020, 2018 and 2017, respectively, if not utilized. The state and foreign net operating loss carryforwards will expire at various dates, if not utilized, beginning in the fiscal year ending March 31, 2018. The Company also had, at March 31, 2017, federal and state research credit carryforwards of approximately $905,000 and $790,000, respectively. The federal credits will expire, if not utilized at various dates, beginning in the fiscal year ending March 31, 2024, and the state credits do not expire. The Company also had, at March 31, 2017 foreign tax credits carryforwards of approximately $50,000. The foreign credits will expire, if not utilized at various dates, beginning in the fiscal year ending March 31, 2023.

The Company has completed a study to assess whether a change in control has occurred or whether there have been multiple changes of control since the Company’s formation through March 31, 2017. The Company determined, based on the results of the study, no change in control occurred for purposes of Internal Revenue Code section 382. The Company, after considering all available evidence, fully reserved for these and its other deferred tax assets since it is more likely than not such benefits will not be realized in future periods. The Company has incurred income for both financial reporting and income tax purposes for the year ended March 31, 2017, solely as a result of the gain on disposal of discontinued operations.  Without such disposal, the Company has incurred losses for both financial reporting and income tax purposes. Accordingly, the Company is continuing to fully reserve for its deferred tax assets. The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the Company’s deferred income tax assets satisfy the realization standards, the valuation allowance will be reduced accordingly.

As a result of certain realization requirements of Accounting Standards Codification Topic 718, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at March 31, 2017 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting purposes. Equity will be increased by approximately $533,000 if and when such deferred tax assets are ultimately realized.

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

The Company has identified its federal tax return and its state tax return in California as major tax jurisdictions. The Company also filed tax returns in foreign jurisdictions, principally Mexico and the Netherlands. The Company’s evaluation of uncertain tax matters was performed for tax years ended through March 31, 2017. Generally, the Company is subject to audit for the years ended March 31, 2016, 2015 and 2014, and may be subject to audit for amounts relating to net operating loss carryforwards generated in periods prior to March 31, 2015. The Company has elected to retain its existing accounting policy with respect to the treatment of interest and penalties attributable to income taxes, and continues to reflect interest and penalties attributable to income taxes, to the extent they arise, as a component of its income tax provision or benefit as well as its outstanding income tax assets and liabilities. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments.

The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized tax benefits will increase or decrease within 12 months of March 31, 2017. The unrecognized tax benefits may increase or change during the next year for items that arise in the ordinary course of business.

NOTE 16 – Employee Benefit Plan

The Company has a program to contribute and administer a qualified 401(k) plan. Under the 401(k) plan, the Company matches employee contributions to the plan up to 4% of the employee’s salary. Company contributions to the plan amounted to an aggregate of $196,000 and $158,000 for the years ended March 31, 2017 and 2016, respectively.

NOTE 17 – Geographic Information

The Company generates product revenues from products which are sold into the human and animal healthcare markets, and the Company generates service revenues from laboratory testing services which are provided to medical device manufacturers.

The following table shows the Company’s product revenues by geographic region:

	Year Ended March 31,
	2017	2016	$ Change	% Change
United States	$6,580,000	$4,371,000	$2,209,000	51%
Latin America	1,299,000	–	1,299,000	100%
Europe and Rest of the World	4,078,000	3,706,000	372,000	10%
	11,957,000	8,077,000	3,880,000	48%
Product License Fees and Royalties	–	231,000	(231,000)	(100)%
Total	$11,957,000	$8,308,000	$3,649,000	44%

In connection with the Company’s sale of its Latin American business to Invekra, product revenues were reclassified from continuing operations to discontinued operations as follows:

	Year Ended March 31,
	2017	2016
Product revenues	$2,693,000	$4,965,000
Product license fees and royalties	412,000	750,000
Total product related revenues	$3,105,000	$5,715,000

The Company’s service revenues amounted to $868,000 and $1,061,000 for the years ended March 31, 2017 and 2016, respectively.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of our most recent fiscal year. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended March 31, 2017 (the “2017 Proxy Statement”).

Item 405 of Regulation S-K requires the disclosure of, based upon our review of the forms submitted to us during and with respect to our most recent fiscal year, any known failure by any director, officer, or beneficial owner of more than ten percent of any class of our securities, or any other person subject to Section 16 of the Exchange Act (“reporting person”) to file timely a report required by Section 16(a) of the Exchange Act. This disclosure is contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2017 Proxy Statement.

Code of Business Conduct

We have adopted a Code of Business Conduct that applies to all of our officers, directors, and employees, including our Chief Executive Officer, Chief Financial Officer, and other employees who perform financial or accounting functions. The Code of Business Conduct sets forth the basic principles that guide the business conduct of our employees. On January 17, 2017, our board of directors adopted changes to our Code of Business Conduct. The changes to the Code of Business Conduct were made to update the code to current best practices. In addition to some clerical changes, the Code of Business Conduct now explicitly requires employees, directors and officers to act honestly and ethically in dealing with customers, business partners and others. Furthermore, the Code of Business Conduct now explicitly extends the confidentiality and conflicts of interest requirements to directors and prohibits company loans. The Code of Business Conduct also updated the disclosure, reporting and enforcement provisions. We filed our Code of Business Conduct with the Securities and Exchange Commission as exhibit 14.1 to the current report on Form 8-K on January 23, 2017, and it is also available on our website at http://www.ir.sonomapharma.com/governance-documents. We will provide any person, without charge, copies of our Code of Business Conduct and Ethics upon request. Such requests should be in writing and addressed to: Sonoma Pharmaceuticals, Inc., Attention: Chief Financial Officer, 1129 N. McDowell Blvd., Petaluma, California 94954.

To date, there have been no waivers under our Code of Business Conduct. We intend to disclose future amendments to certain provisions of our Code of Business Conduct or any waivers, if and when granted, of our Code of Business Conduct on our website at http://www.sonomapharma.com within four business days following the date of such amendment or waiver.

Procedures for Nominating Directors

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors. The Board of Directors will consider candidates for director positions that are recommended by any of our stockholders. Any such recommendation for a director nomination should be provided to our Secretary. The recommended candidate should be submitted to us in writing and addressed to Sonoma Pharmaceuticals, Inc., Attention: Secretary, 1129 N. McDowell Blvd., Petaluma, California 94954. The recommendation should include the following information: name of candidate; address, phone and fax number of candidate; a statement signed by the candidate certifying that the candidate wishes to be considered for nomination to our Board of Directors and stating why the candidate believes that he or she would be a valuable addition to our Board of Directors; a summary of the candidate’s work experience for the prior five years and the number of shares of our stock beneficially owned by the candidate.  The Board will evaluate the recommended candidate and shall determine whether or not to proceed with the candidate in accordance with our procedures. We reserve the right to change our procedures at any time to comply with the requirements of applicable laws.

ITEM 11. Executive Compensation

The information required by this Item is incorporated by reference to the 2017 Proxy Statement.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the 2017 Proxy Statement.

The information required to be disclosed by Item 201(d) of Regulation S-K, “Securities Authorized for Issuance Under Equity Compensation Plans,” appears under the caption “Equity Compensation Plan Information” in the 2017 Proxy Statement and such information is incorporated by reference into this report.

ITEM 13. Certain Relationships, Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the 2017 Proxy Statement.

ITEM 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the 2017 Proxy Statement.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report

(1)    Financial Statements

Reference is made to the Index to Consolidated Financial Statements of Sonoma Pharmaceuticals, Inc. under Item 8 of Part II hereof.

(2)    Financial Statement Schedules

Financial statement schedules have been omitted that are not applicable or not required or because the information is included elsewhere in the Consolidated Financial Statements or the Notes thereto.

(b) Exhibits

Exhibit Index

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., effective January 30, 2006 (included as Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed June 20, 2007, and incorporated herein by reference).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., effective October 22, 2008 (included as Exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 21, 2008, and incorporated herein by reference).
3.4	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective March 29, 2013 (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 22, 2013, and incorporated herein by reference).
3.5	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective December 4, 2014 (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 8, 2014, and incorporated herein by reference).
3.6	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective October 22, 2015 (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 27, 2015, and incorporated herein by reference).
3.7	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective June 24, 2016 (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 28, 2016, and incorporated herein by reference).
3.8	Certificate of Amendment of Restated Certificate of Incorporation of Sonoma Pharmaceuticals, Inc., as amended, effective December 6, 2016 (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 7, 2016, and incorporated herein by reference).
3.9	Amended and Restated Bylaws, as amended, of Sonoma Pharmaceuticals, Inc., effective December 6, 2016 (included as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed December 7, 2016, and incorporated herein by reference).
3.10	Certificate of Designation of Preferences, Rights and Limitations of Series A 0% Convertible Preferred Stock, filed with the Delaware Secretary of State on April 24, 2012 (included as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).
3.11	Certificate of Designation of Series B Preferred Stock, effective October 18, 2016 (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 21, 2016, and incorporated herein by references).
4.1*	Specimen Common Stock Certificate.
4.2	Form of Underwriters Warrant to be issued to the Underwriters in connection with the March 2013 Offering (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 7, 2013, and incorporated herein by reference).
4.3	Warrant issued to Dawson James Securities, Inc., dated December 9, 2013 (included as exhibit 4.14 to the Company’s 10-Q filed February 14, 2014 and incorporated herein by reference).
4.4	Form of Series A Common Stock Purchase Warrant for February 2014 offering (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 26, 2014 and incorporated herein by reference).
4.5	Form of Series B Common Stock Purchase Warrant for February 2014 offering (included as exhibit 4.2 to the Company’s Current Report on Form 8-K filed February 26, 2014 and incorporated herein by reference).
4.6	Warrant issued to Dawson James Securities, Inc., dated February 26, 2014 (included as exhibit 4.3 to the Company’s Current Report on Form 8-K filed February 26, 2014 and incorporated herein by reference).
4.7	Warrant Agreement, including Form of Warrant entered into by and between Oculus Innovative Sciences, Inc. and Computershare, Inc. and Computershare Trust Company, N.A., dated January 20, 2015 (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.8	Underwriters Warrant issued to Maxim Partners LLC on January 26, 2015 (included as exhibit 4.2 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.9	Underwriters Warrant issued to Robert D. Keyser, Jr. on January 26, 2015 (included as exhibit 4.3 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.10	Underwriters Warrant issued to R. Douglas Armstrong on January 26, 2015 (included as exhibit 4.4 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.11	Underwriters Warrant issued to Dawson James Securities, Inc. on January 26, 2015 (included as exhibit 4.5 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).

4.12	Underwriters Warrant issued to Dawson James Securities, Inc. on January 26, 2015 (included as exhibit 4.6 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.13	Warrant Agreement, including Form of Warrant entered into by and between Oculus Innovative Sciences, Inc. and Computershare, Inc. and Computershare Trust Company, N.A., dated March 18, 2016 (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 18, 2016 and incorporated herein by reference).
4.14	Form of Warrant issued to Dawson James Securities, Inc. on March 31, 2016 (included as exhibit 4.25 to the Company’s Annual Report on Form 10-K filed June 21, 2016, and incorporated herein by reference).
4.15	Section 382 Rights Agreement, dated as of October 18, 2016, between Oculus Innovative Sciences, Inc. and Computershare Inc., which includes the Form of Certificate of Designation of Series B Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 21, 2016, and incorporated herein by reference).
10.1	Form of Indemnification Agreement between Oculus Innovative Sciences, Inc. and its officers and directors (included as exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.2	Office Lease Agreement, dated October 26, 1999, between Oculus Innovative Sciences, Inc. and RNM Lakeville, L.P. (included as exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.3	Amendment No. 1 to Office Lease Agreement, dated September 15, 2000, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.4	Amendment No. 2 to Office Lease Agreement, dated July 29, 2005, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.5	Amendment No. 3 to Office Lease Agreement, dated August 23, 2006, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.6	Office Lease Agreement, dated May 18, 2006, between Oculus Technologies of Mexico, S.A. de C.V. and Antonio Sergio Arturo Fernandez Valenzuela (translated from Spanish) (included as exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.7	Office Lease Agreement, dated July 2003, between Oculus Innovative Sciences, B.V. and Artikona Holding B.V. (translated from Dutch) (included as exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.8	Form of Director Agreement (included as exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.9	Amended and Restated Oculus Innovative Sciences, Inc. 2006 Stock Incentive Plan and related form stock option plan agreements (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 2, 2007, and incorporated herein by reference).
10.10	Amendment No. 4 to Office Lease Agreement, dated September 13, 2007, by and between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as exhibit 10.43 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).
10.11	Amendment to Office Lease Agreement, effective February 15, 2008, by and between Oculus Innovative Sciences Netherlands B.V. and Artikona Holding B.V. (translated from Dutch) (included as exhibit 10.44 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).
10.12	Amendment No. 5 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and RNM Lakeville, LLC, dated May 18, 2009 (included as exhibit 10.54 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).
10.13	Amendment No. 6 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and RNM Lakeville, L.P., dated April 26, 2011 (included as exhibit 10.52 to the Company’s Annual Report on Form 10-K filed June 3, 2011, and incorporated herein by reference).
10.14†	Oculus Innovative Sciences, Inc. 2011 Stock Incentive Plan (included as exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2011, and incorporated herein by reference).

10.15	Amendment No. 7 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and 1125-1137 North McDowell, LLC, dated October 10, 2012 (included as exhibit 10.58 to the Company’s Quarterly Report on Form 10-Q filed November 8, 2012, and incorporated herein by reference).
10.16	Form of Securities Purchase Agreement by and between Oculus Innovative Sciences, Inc. and the Purchasers, dated February 21, 2014 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 26, 2014 and incorporated herein by reference).
10.17	At-the-Market Issuance Sales Agreement, dated April 2, 2014, by and between Oculus Innovative Sciences, Inc. and MLV & Co. LLC (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 2, 2014 and incorporated herein by reference).
10.18	Lease Agreement by and between Oculus Innovative Sciences, Inc. and 2500 York, L.P., dated July 9, 2014 (included as exhibit 10.82 to the Company’s Current Report on Form 10-Q filed August 12, 2014, and incorporated herein by reference).
10.19	Underwriting Agreement entered into by and between Oculus Innovative Sciences, Inc. and Maxim Group LLC as representative of the underwriters named on Schedule A thereto, dated January 20, 2015 (included as exhibit 1.1 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
10.20†	Sales Representation Contract, dated February 1, 2015, by and between Oculus Innovative Sciences, Inc. and SLA Brands, Inc. (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 2, 2015 and incorporated herein by reference).
10.21†	Amendment No. 1 to Sales Representation Contract, dated November 6, 2015, by and between Oculus Innovative Sciences, Inc. and SLA Brands, Inc. (included as exhibit 10.88 to the Company’s 10-Q filed February 16, 2016 and incorporated herein by reference).
10.22	Underwriting Agreement entered into by and between Oculus Innovative Sciences, Inc. and Dawson James Securities, Inc. as representative of the underwriters named on Schedule 1 thereto, dated March 18, 2016 (included as exhibit 1.1 to the Company’s Current Report on Form 8-K filed March 18, 2016 and incorporated herein by reference).
10.23†	Exclusive Sales and Distribution Agreement, dated November 6, 2015, by and between Oculus Innovative Sciences, Inc. and Manna Pro Products, LLC (included as exhibit 10.1 to the Company’s 8-K filed March 23, 2016 and incorporated herein by reference).
10.24	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Jim Schutz, dated July 26, 2016 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 29, 2016, and incorporated herein by reference).
10.25†	Asset Purchase Agreement dated October 27, 2016, between Oculus Innovative Sciences, Inc. and Invekra, S.A.P.I de C.V. (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 31, 2016, and incorporated herein by reference).
10.26†	Amendment Agreement to Acquisition Option dated October 27, 2016, by and between More Pharma Corporation S. de R.L. de C.V. and Oculus Technologies of Mexico, S.A. de C.V. (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 31, 2016, and incorporated herein by reference).
10.27	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Robert Miller, dated November 30, 2016 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 1, 2016, and incorporated herein by reference).
10.28	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Bruce Thornton, dated November 30, 2016 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 1, 2016, and incorporated herein by reference).
10.29	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Robert Northey, dated November 30, 2016 (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 1, 2016, and incorporated herein by reference).
10.30	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Jeffrey Day, dated November 30, 2016 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 1, 2016, and incorporated herein by reference).
10.31	Employment Agreement by and between Sonoma Pharmaceuticals, Inc. and Marc Umscheid, dated December 31, 2016 (included as Exhibit 10.97 to the Company’s quarterly report on Form 10-Q filed February 17, 2017, and incorporated herein by reference).
10.32*	Master Vendor Agreement by and between Sonoma Pharmaceuticals, Inc. and PetSmart Home Office, Inc., dated November 21, 2016.
10.33*#	Distribution Agreement by and between Sonoma Pharmaceuticals, Inc. and G. Pohl-Boskamp GmbH & Co. KG, dated April 13, 2016.
10.34*	Amendment No. 8 to Office Lease Agreement by the between Oculus Innovative Sciences, Inc. and SSCOP Properties LLC, dated June 23, 2016.

21.1*	List of Subsidiaries.
23.1*	Consent of Marcum LLP, independent registered public accounting firm.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
†	Confidential treatment has been granted with respect to certain portions of this agreement.
#	Confidential treatment is being sought for portions of this agreement.

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

SONOMA PHARMACEUTICALS, INC.

Date: June 28, 2017	By:	/s/ Jim Schutz
Jim Schutz President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jim Schutz	President, Chief Executive Officer and	June 28, 2017
Jim Schutz	Director (Principal Executive Officer)

/s/ Robert E. Miller	Chief Financial Officer	June 28, 2017
Robert E. Miller	(Principal Financial Officer, and
Principal Accounting Officer)

/s/ Sharon Barbari	Director	June 28, 2017
Sharon Barbari

/s/ Jay Edward Birnbaum	Director	June 28, 2017
Jay Edward Birnbaum

/s/ Russell Harrison	Director	June 28, 2017
Russell Harrison

/s/ Jerry McLaughlin	Director	June 28, 2017
Jerry McLaughlin

