Form 10-Q
period 2017-09-30
Sonoma Pharmaceuticals, Inc.
filed 2017-11-14
CIK 1367083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of November 14, 2017 the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 4,323,831

SONOMA PHARMACEUTICALS, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30,	March 31,
	2017	2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,983	$17,461
Accounts receivable, net	3,035	2,108
Inventories, net	2,603	2,221
Prepaid expenses and other current assets	1,331	616
Current portion of deferred consideration, net of discount	247	237
Total current assets	17,199	22,643
Property and equipment, net	1,358	1,239
Deferred consideration, net of discount, less current portion	1,501	1,497
Other assets	95	80
Total assets	$20,153	$25,459

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,275	$1,255
Accrued expenses and other current liabilities	1,391	1,302
Deferred revenue	199	345
Deferred revenue Invekra	151	176
Current portion of long-term debt	49	123
Current portion of capital leases	142	74
Taxes payable	–	13
Total current liabilities	3,207	3,288
Long-term deferred revenue Invekra	531	527
Long-term debt, less current portion	39	45
Long-term capital leases, less current portion	216	168
Total liabilities	3,993	4,028
Commitments and Contingencies (Note 6)
Stockholders’ Equity
Convertible preferred stock, $0.0001 par value; 714,286 shares authorized, none issued and outstanding at September 30, 2017 and March 31, 2017, respectively	–	–
Common stock, $0.0001 par value; 12,000,000 shares authorized at September 30, 2017 and March 31, 2017, 4,323,831 and 4,289,322 shares issued and outstanding at September 30, 2017 and March 31, 2017, respectively	1	1
Additional paid-in capital	169,672	168,709
Accumulated deficit	(149,490)	(143,101)
Accumulated other comprehensive loss	(4,023)	(4,178)
Total stockholders’ equity	16,160	21,431
Total liabilities and stockholders’ equity	$20,153	$25,459

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Revenues
Product	$4,144	$2,574	$7,747	$4,985
Service	181	224	413	451
Total revenues	4,325	2,798	8,160	5,436
Cost of revenues
Product	2,308	1,558	4,221	3,030
Service	169	204	329	389
Total cost of revenues	2,477	1,762	4,550	3,419
Gross profit	1,848	1,036	3,610	2,017
Operating expenses
Research and development	368	379	750	739
Selling, general and administrative	4,337	3,643	9,100	7,773
Total operating expenses	4,705	4,022	9,850	8,512
Loss from operations	(2,857)	(2,986)	(6,240)	(6,495)
Interest expense	(10)	(1)	(20)	(2)
Interest income	18	1	71	2
Other (expense) income, net	(21)	(9)	(189)	(6)
Loss from continuing operations before income taxes	(2,870)	(2,995)	(6,378)	(6,501)
Income tax benefit	–	356	–	675
Loss from continuing operations	(2,870)	(2,639)	(6,378)	(5,826)
Income from discontinued operations (net of tax) (Note 4)	–	690	–	1,309
Net loss	$(2,870)	$(1,949)	$(6,378)	$(4,517)

Net loss per share: basic and diluted
Continuing operations	$(0.67)	$(0.63)	$(1.48)	$(1.39)
Discontinued operations	–	0.17	–	0.31
	$(0.67)	$(0.46)	$(1.48)	$(1.08)

Weighted-average number of shares used in per share calculations: basic and diluted	4,313	4,202	4,303	4,195

Other comprehensive loss
Net loss	$(2,870)	$(1,949)	$(6,378)	$(4,517)
Foreign currency translation adjustments	(45)	(168)	155	(401)
Comprehensive loss	$(2,915)	$(2,117)	$(6,223)	$(4,918)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net loss from continuing operations	$(6,378)	$(5,826)
Income from discontinued operations, net of tax	–	1,309
Net loss	(6,378)	(4,517)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	241	118
Stock-based compensation	900	817
Changes in operating assets and liabilities:
Accounts receivable	(886)	(150)
Inventories	(310)	(565)
Prepaid expenses and other current assets	(681)	661
Accounts payable	10	(22)
Accrued expenses and other current liabilities	34	(382)
Deferred revenue	(163)	39
Net cash used in operating activities	(7,233)	(4,001)
Cash flows from investing activities:
Purchases of property and equipment	(162)	(64)
Deposits	(14)	5
Net cash used in investing activities	(176)	(59)
Cash flows from financing activities:
Proceeds from exercise of common stock purchase warrants	52	–
Principal payments on capital leases	(64)	–
Principal payments on long-term debt	(80)	(100)
Net cash used in financing activities	(92)	(100)
Effect of exchange rate on cash and cash equivalents	23	(55)
Net decrease in cash and cash equivalents	(7,478)	(4,215)
Cash and cash equivalents, beginning of period	17,461	7,469
Cash and cash equivalents, end of period	$9,983	$3,254

Supplemental disclosure of cash flow information:
Cash paid for interest	$20	$2

Non-cash operating and financing activities:
Automobiles financed using capital leases	$180	$–

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.	Organization and Recent Developments

Organization

Sonoma Pharmaceuticals, Inc., (the “Company”), was incorporated under the laws of the State of California in April 1999 and was reincorporated under the laws of the State of Delaware in December 2006. The Company’s principal office is located in Petaluma, California. The Company is a specialty pharmaceutical company dedicated to identifying, developing and commercializing unique, differentiated therapies to millions of patients living with chronic skin conditions. The Company believes its products, which are sold throughout the United States and internationally, have improved patient outcomes for more than five million patients globally by treating and reducing certain topical skin diseases including acne, atopic dermatitis, scarring, infections, itch, pain and harmful inflammatory responses.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2017 and for the three and six months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of September 30, 2017, the condensed consolidated statements of comprehensive loss for the three and six months ended September 30, 2017 and 2016 and the condensed consolidated statements of cash flows for the six months ended September 30, 2017 and 2016 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented. The results for the three and six months ended September 30, 2017 are not necessarily indicative of results to be expected for the year ending March 31, 2018 or for any future interim period. The condensed consolidated balance sheet at March 31, 2017 has been derived from audited consolidated financial statements. These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended March 31, 2017, and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on June 28, 2017.

Note 2.	Liquidity and Financial Condition

The Company reported a net loss of $6,378,000 for the six months ended September 30, 2017. At September 30, 2017 and March 31, 2017, the Company’s accumulated deficit amounted to $149,490,000 and $143,101,000, respectively. The Company had working capital of $13,992,000 and $19,355,000 as of September 30, 2017 and March 31, 2017, respectively. The Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital to pursue its product development initiatives, penetrate markets for the sale of its products.

The Company currently anticipates that its cash and cash equivalents will be sufficient to meet its working capital requirements to continue its sales and marketing and research and development efforts for at least 12 months from the date of filing this report.

Note 3.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Significant estimates and assumptions include reserves and write-downs related to receivables and inventories, the recoverability of long-lived assets, the valuation allowance relating to the Company’s deferred tax assets, valuation of equity and derivative instruments, debt discounts, valuation of investments, determination of the relative selling prices of the components sold to Invekra, and the estimated amortization periods of upfront product licensing fees received from customers. Periodically, the Company evaluates and adjusts estimates accordingly. The allowance for doubtful accounts represents probable credit losses of $11,000 and $14,000 at September 30, 2017 and March 31, 2017, respectively. Additionally, at September 30, 2017 and March 31, 2017 the Company has allowances of $1,070,000 and $672,000, respectively, related to potential discounts, returns, distributor fees and rebates. The allowances are included in Accounts Receivable, net in the accompanying condensed consolidated balance sheets.

Net Loss per Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. At September 30, 2017 and 2016, the following outstanding common stock equivalents have been excluded from the calculation of net loss per share because their impact would be anti-dilutive (all amounts are rounded to the nearest thousand).

	September 30,
	2017	2016
Restricted stock units	57,000	–
Options to purchase common stock	1,393,000	746,000
Warrants to purchase common stock	1,332,000	1,466,000
	2,782,000	2,212,000

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

The Company evaluates the creditworthiness of new customers and monitors the creditworthiness of its existing customers to determine whether an event or changes in their financial circumstances would raise doubt as to the collectability of a sale at the time in which a sale is made. Payment terms on sales made in the United States are generally 30 to 60 days and are extended up to 90 days for initial product launches, payment terms internationally generally range from prepaid prior to shipment to 90 days.

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

Due to changing market conditions, estimated future requirements, age of the inventories on hand and production of new products, the Company regularly reviews inventory quantities on hand and records a provision to write down excess and obsolete inventory to its estimated net realizable value. The Company recorded reserves to reduce the carrying amounts of inventories to their net realizable value in the amounts of $191,000 and $61,000 at September 30, 2017 and March 31, 2017, respectively.

Reclassifications

Certain prior period amounts have been reclassified for comparative purposes to conform to the fiscal 2018 presentation. These reclassifications have no impact on the Company’s previously reported condensed consolidated net loss.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

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

On April 1, 2017, the Company adopted ASU No. 2016-09. As a result of adopting ASU No. 2016-09, the Company has made an accounting policy election to account for forfeitures as they occur. This change has been applied on a modified retrospective basis, with no material impacts on the Company’s financial statements. The adoption of ASU No. 2016-09 also requires excess tax benefits and tax deficiencies be recorded in the income statement as opposed to additional paid-in capital when the awards vest or are settled and recognize all previously unrecognized excess tax benefits and tax deficiencies upon adoption as a cumulative-effect adjustment to retained earnings. As of April 1, 2017, the Company recognized excess tax benefit of approximately $533,000 as an increase to deferred tax assets. However, the entire amount was offset by a full valuation allowance.  Accordingly, no cumulative-effect adjustment to retained earnings was recorded as of September 30, 2017.

Additionally, the adoption of ASU No. 2016-09 related to the accounting for minimum statutory withholding tax requirements and cash paid by an employer when directly withholding shares for tax-withholding purposes had no impact on the Company's current consolidated financial statements or on any prior period financial statements presented.

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which defers by one year the effective date of ASU 2014-09. Accordingly, this guidance is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted for interim and annual periods beginning after December 15, 2016. In March 2016, the FASB issued ASU 2016-08 Principal versus Agent Considerations (Reporting Revenue Gross versus Net) which finalizes its amendments to the guidance in the new revenue standard on assessing whether an entity is a principal or an agent in a revenue transaction. This conclusion impacts whether an entity reports revenue on a gross or net basis. In April 2016, the FASB issued ASU 2016-10 Identifying Performance Obligations and Licensing, which finalizes its amendments to the guidance in the new revenue standard regarding the identification of performance obligations and accounting for the license of intellectual property. In May 2016, the FASB issued ASU 2016-12 Narrow-Scope Improvements and Practical Expedients, which finalizes its amendments to the guidance in the new revenue standard on collectability, noncash consideration, presentation of sales tax, and transition. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which continues the FASB’s ongoing project to issue technical corrections and improvements to clarify the codification or correct unintended applications of guidance. The amendments are intended to make the guidance more operable and lead to more consistent application. The amendments have the same effective date and transition requirements as the new revenue recognition standard. The Company will adopt the new standard on April 1, 2018 and currently plans to use the modified retrospective method. The majority of the Company’s business is ship and bill and, on that primary revenue stream, the Company does not expect significant differences. However, the Company’s analysis is preliminary and subject to change. The Company has not completed its assessment of multiple element arrangements and certain discount and trade promotion programs.

In May 2017, the FASB issued ASU No. 2017-09, Compensation–Stock Compensation (Topic 718): Scope of Modification Accounting, clarifying when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The new guidance is effective for the Company on a prospective basis beginning on April 1, 2018, with early adoption permitted. The Company is currently evaluating the impact that ASU 2017-09 will have on its consolidated financial statements and related disclosures.

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

The aggregate purchase price that Invekra will pay for the assets is $22,000,000, of which $18,000,000 was paid upon closing, $1,500,000 was paid on March 16, 2017 upon the delivery of certain equipment, and $2,500,000 is to be paid in Mexican currency in quarterly installments over a period of ten years from closing as consideration for the provision of certain services and providing technical assistance, calculated as three percent on net sales of certain products in Latin America, excluding Mexico. Because the $2,500,000 is to be paid in foreign currency, the Company may receive more or less than $2,500,000 due to currency fluctuations. During the six months ended September 30, 2017, the Company recorded $39,000 of service revenue and $33,000 of interest income related to technical assistance which is reflected in the accompanying condensed consolidated statement of comprehensive loss for the six months ended September 30, 2017. The Company agreed to forego recognition any royalty in the second quarter until certain replacement parts will be delivered in the third quarter.

In connection with the asset purchase agreement, the Company agreed to provide the technology, know-how and assistance to Invekra to enable Invekra to manufacture on its own the products as currently produced by the Company (“Technical Services Arrangement”), and continue to supply product to Invekra for a two year transition period from the Sale Date, subject to mutual extension (“Supply Agreement”). During the three and six months ended September 30, 2017, the Company reported $754,000 and $1,323,000, respectively, of Latin America product revenue related to the Supply Agreement with Invekra.

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

The operations of its Latin American business included in discontinued operations is summarized as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Revenues	$–	$1,311,000	$–	$2,484,000
Cost of revenues	–	265,000	–	500,000
Income from discontinued operations before tax	–	1,046,000	–	1,984,000
Income tax expense	–	(356,000)	–	(675,000)
Income from discontinued operations, net of tax	$–	$690,000	$–	$1,309,000

Note 5.	Condensed Consolidated Balance Sheets

Inventories, net

Inventories, net consist of the following:

	September 30,	March 31,
	2017	2017
Raw materials	$1,492,000	$1,480,000
Finished goods	1,111,000	741,000
	$2,603,000	$2,221,000

Note 6.	Commitments and Contingencies

Legal Matters

The Company, on occasion, may be involved in legal matters arising in the ordinary course of business including matters involving proprietary technology. While management believes that such matters are currently insignificant, matters arising in the ordinary course of business for which the Company is or could become involved in litigation may have a material adverse effect on its business and financial condition of comprehensive loss.

Employment Agreements

As of September 30, 2017, the Company had employment agreements in place with six of its key executives. The agreements provide, among other things, for the payment of twelve to eighteen months of severance compensation for terminations under certain circumstances. With respect to these agreements, at September 30, 2017, aggregated annual salaries would be $1,167,000 and potential severance payments to these key executives would be $1,417,000 if triggered.

Note 7.	Stockholders’ Equity

Authorized Capital

The Company is authorized to issue up to 12,000,000 shares of common stock with a par value of $0.0001 per share and 714,286 shares of convertible preferred stock with a par value of $0.0001 per share.

Common Stock Issued to Services Provider

During the three months ended September 30, 2017, the Company entered into an agreement with Actual, Inc., a firm that provides marketing and branding consulting services. On July 27, 2017, the Company issued 2,570 shares of restricted common stock valued at $6.74 per share and on August 22, 2017, the Company issued 3,133 shares of restricted common stock valued at $5.53 per share. The aggregate fair market value of the common stock issued was $35,000. The Company has determined that the fair value of the common stock was more readily determinable than the fair value of the services rendered. Accordingly, during the three and six months ended September 30, 2017, the Company recorded $35,000 of expense related to common stock issued. The expense was recorded as selling, general and administrative expense in the accompanying condensed consolidated statement of comprehensive loss for the three and six months ended September 30, 2017.

Note 8.	Stock-Based Compensation

On April 1, 2017, the Company adopted ASU 2016-09 and, as a result, made a company-wide accounting policy change with respect to accounting for forfeitures. The Company applied a modified retrospective approach for adoption of the new policy and accordingly recorded an $11,000 increase to opening accumulated deficit at April 1, 2017. In accordance with the adoption of the accounting policy, the Company no longer estimates forfeitures based on historical experience and no longer reduces compensation expense based on the expected forfeitures. Beginning April 1, 2017, the Company will record forfeitures as they occur and will reduce compensation cost at the time of forfeiture.

The weighted average grant date fair values of options granted during the three and six months ended September 30, 2017 was $5.58 and $6.01, respectively.

Share-based awards compensation expense is as follows:

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,
	2017	2016	2017	2016
Cost of service revenue	$49,000	$66,000	$93,000	$134,000
Research and development	45,000	60,000	90,000	124,000
Selling, general and administrative	333,000	280,000	682,000	559,000
Total stock-based compensation	$427,000	$406,000	$865,000	$817,000

At September 30, 2017, there were unrecognized compensation costs of $2,999,000 related to stock options which is expected to be recognized over a weighted-average amortization period of 2.43 years.

At September 30, 2017, there were unrecognized compensation costs of $239,000 related to restricted stock which is expected to be recognized over a weighted-average amortization period of 1.69 years.

Stock-Based Award Activity

On April 1, 2017, pursuant to “evergreen” provisions in the 2011 Plan and the 2016 Plan, the number of shares authorized for issuance in the 2011 Plan increased by 643,383 shares and the number of shares authorized for issuance in the 2016 Plan increased by 343,137 shares.

Stock options award activity is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at April 1, 2017	899,000	$17.87
Options granted	536,000	6.83
Options exercised	(1,000)	5.27
Options forfeited	(33,000)	6.76
Options expired	(8,000)	229.31
Outstanding at September 30, 2017	1,393,000	$12.75	7.94	$75,000
Exercisable at September 30, 2017	739,000	$18.27	6.71	$59,000

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock, or $5.22 per share at September 30, 2017.

Restricted stock award activity is as follows:

	Number of Shares	Weighted Average Award Date Fair Value per Share
Unvested restricted stock awards outstanding at April 1, 2017	34,000	$7.27
Restricted stock awards granted	42,000	6.12
Restricted stock awards vested	(19,000)	6.12
Unvested restricted stock awards outstanding at September 30, 2017	57,000	$6.80

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

As a result of certain realization requirements of Accounting Standards Codification Topic 718, the Company’s deferred tax assets and liabilities do not include certain deferred tax assets at September 30, 2017 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting purposes. Equity will be increased by approximately $533,000 if and when such deferred tax assets are ultimately realized.

Note 10.	Segment and Geographic Information

The Company generates product revenues from products, which are sold into the human and animal healthcare markets, and the Company generates service revenues from laboratory testing services, which are provided to medical device manufacturers. Additionally, the Company provides technical services to Invekra.

The following table shows the Company’s product revenues by geographic region:

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
United States	$2,268,000	$1,697,000	$571,000	34%
Latin America	754,000	–	754,000	100%
Europe and Rest of the World	1,122,000	877,000	245,000	28%
Total	$4,144,000	$2,574,000	$1,570,000	61%

	Six Months Ended September 30,
	2017	2016	$ Change	% Change
United States	$4,127,000	$3,070,000	$1,057,000	34%
Latin America	1,323,000	–	1,323,000	100%
Europe and Rest of the World	2,297,000	1,915,000	382,000	20%
Total	$7,747,000	$4,985,000	$2,762,000	55%

In connection with the Company’s sale of its Latin America business to Invekra, product related revenues were reclassified from continuing operations to discontinued operations. The amounts were classified in the prior periods as Latin America sales. The amounts reclassified are as follows:

	Three Months Ended September 30,
	2017	2016
Product revenues	$–	$1,235,000
Product license fees and royalties	–	76,000
Total product related revenues	$–	$1,311,000

	Six Months Ended September 30,
	2017	2016
Product revenues	$–	$2,333,000
Product license fees and royalties	–	151,000
Total product related revenues	$–	$2,484,000

The Company’s service revenues amounted to $181,000 and $224,000 for the three months ended September 30, 2017 and 2016, respectively. The Company’s service revenues amounted to $413,000 and $451,000 for the six months ended September 30, 2017 and 2016, respectively.

Note 11.	Significant Customer Concentrations

For the three months ended September 30, 2017, one customer represented 22% of net revenue, one customer represented 17% of net revenue, and two customers each represented 13% of net revenue. For the three months ended September 30, 2016, one customer represented 29% of net revenue.

For the six months ended September 30, 2017, one customer represented 20% of net revenue, one customer represented 16% of net revenue, and two customers each represented 12% of net revenue. For the six months ended September 30, 2016, one customer represented 29% of net revenue.

At September 30, 2017, one customer represented 47%, one customer represented 19%, and one customer represented 17% of the net accounts receivable balance. At March 31, 2017, one customer represented 26%, one customer represented 12%, and one customer represented 10% of the net accounts receivable balance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as of September 30, 2017 and our audited consolidated financial statements for the year ended March 31, 2017 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 28, 2017.

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

Some of our key products in the United States are:

•	Celacyn®, a prescription hypochlorous acid based scar management gel clinically proven to soften and flatten raised scars while reducing redness and discoloration.

•	Ceramax™ Skin Barrier Cream helps manage dry itchy skin, minor skin irritations, rashes, and inflammation caused by various skin conditions.

•	Mondoxyne™, a prescription oral tetracycline antibiotic used for the treatment of certain bacterial infections, including acne.

•	Alevicyn™, a prescription hypochlorous acid based atopic dermatitis product line clinically proven to reduce pruritus (itch) and pain associated with various dermatoses.

•	SebuDerm™, a prescription topical gel used as an alternative to corticosteroids for the management of the burning, itching and scaling experienced with seborrhea and seborrheic dermatitis.

•	Loyon™, a prescription liquid containing Cetiol® CC and medical grade dimethicone, intended to manage and relieve erythema and itching for various types of dermatoses.

•	Microcyn® (sold under a variety of brand names), a line of products based on electrically charged oxychlorine small molecules designed to target a wide range of pathogens including viruses, fungi, spores and bacteria, including antibiotic-resistant strains.

Our key product outside the United States is:

•	Microcyn® or Microdacyn60® (sold under a variety of brand names), a line of products based on electrically charged oxychlorine small molecules designed to target a wide range of pathogens including viruses, fungi, spores and bacteria, including antibiotic-resistant strains.

As of September 30, 2017, we have obtained 17 clearances from the U.S. Food and Drug Administration, or FDA, that permit us to sell our products as medical devices for Section 510(k) of the Federal Food, Drug and Cosmetic Act in the United States.

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

Our Strategy

Our strategy is to in-license, acquire, develop and commercialize unique, affordable and differentiated therapies that we believe advance the standard of care for patients with dermatological diseases. The key components of our strategy are to:

•	Expand our Internal U.S. Sales Force: We continue to hire additional experienced sales people who have established relationships with dermatologists in their territories and we currently have a sales force of 35 sales professionals.

•	Develop and Launch New Dermatology Products: We currently sell nine prescription dermatology products in the United States, and have a strong product pipeline of new products, including an oral antibiotic for severe acne and Ceramax™, which utilizes a “state of the art” skin repair technology.

•	In-License and Acquire New Product Candidates: Since beginning our turn-around strategy in 2014, we have executed multiple transactions resulting in adding new products and product candidates to our growing portfolio. In 2015, we acquired the U.S. marketing rights to Mondoxyne™, an oral antibiotic indicated for severe acne. In 2016, we in-licensed Ceramax™ indicated for various dermatoses, and Loyon® indicated as a descaler of various dermatoses and psoriasis.

•	Create a Competitive Pricing Strategy: We have and will continue to develop a unique product pricing strategy, which we believe solves many of the challenges associated with the prescription dermatology market’s current pricing and rebate programs.

•	Develop a Pharmaceutical Line: We plan to acquire or develop pharmaceutical products with affordable clinical trials to increase our market presence and create innovator patent protection.

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

Comparison of the Three Months Ended September 30, 2017 and 2016

Revenues

Total revenues for the three months ended September 30, 2017 of $4,325,000 increased by $1,527,000, or 55%, as compared to $2,798,000 for the three months ended September 30, 2016. Product revenues for the three months ended September 30, 2017 of $4,144,000 increased by $1,570,000, or 61%, as compared to $2,574,000 for the three months ended September 30, 2016. This increase was the result of strong growth in the United States, Europe, and the Rest of the World.

Product revenues in the United States for the three months ended September 30, 2017 of $2,268,000 increased by $571,000, or 34%, as compared to $1,697,000 for the three months ended September 30, 2016. This increase was mostly the result of higher sales of our dermatology and acute care products, partly offset by a decline in sales of $120,000 related to our animal health care products.

Product revenue in Europe and the Rest of the World for the three months ended September 30, 2017 of $1,122,000 increased by $245,000, or 28%, as compared to $877,000 for the three months ended September 30, 2016. This increase was mostly the result of higher sales in Europe, China, Hong Kong, Singapore, and India partly offset by a decrease in the Middle East.

As a result of the asset purchase agreement and arrangement we entered into on October 27, 2016 with Invekra, we expect our revenues in Latin America will decrease significantly. We will continue to supply Invekra with product at a reduced price until they set up their manufacturing facility. During the three months ended September 30, 2017, we reported $754,000 of Latin America product revenue related to Invekra. Additionally, pursuant to the arrangement, we will receive a royalty of 2.5% on all Latin American net revenues excluding Mexico, with a minimum payment of $250,000 per year for the next ten years, to be paid quarterly in Mexican pesos.

The following table shows our product revenues by geographic region:

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
United States	$2,268,000	$1,697,000	$571,000	34%
Latin America	754,000	–	754,000	100%
Europe and Rest of the World	1,122,000	877,000	245,000	28%
Total	$4,144,000	$2,574,000	$1,570,000	61%

In connection with our sale of our Latin American business to Invekra, product revenues and cost of revenues reported in the prior period were reclassified from continuing operations to discontinued operations as follows:

	Three Months Ended September 30,
	2017	2016
Product revenues	$–	$1,235,000
Product license fees and royalties	–	76,000
Total product related revenues	$–	$1,311,000

Service revenues for the three months ended September 30, 2017 of $181,000 decreased by $43,000, or 19%, when compared to $224,000 in the prior period. The decrease in service revenues was related to a decrease in our lab services business.

Gross Profit

For the three months ended September 30, 2017, we reported total revenues of $4,325,000 and total cost of revenues of $2,477,000, resulting in total gross profit of $1,848,000 or 43% of total revenues, compared to a gross profit of $1,036,000 or 37% of total revenues, for the same period in the prior year. The increase in gross profit was primarily due to the reclassification, in the prior period, of Latin America product and license revenue and related variable cost of goods sold from continuing operations to discontinued operations. Additionally, as dermatology product revenues increase as an overall percentage of our product revenues, we expect our margins will improve due to higher gross margins associated with our dermatology products.

For the three months ended September 30, 2017, we reported product revenues of $4,144,000 and cost of product revenues of $2,308,000, resulting in product gross profit of $1,836,000, or 44% of product revenues, compared to product gross profit of $1,016,000, or 39% of product revenues, for the same period in the prior year. The increase in gross profit was primarily due to the reclassification, in the prior period, of Latin America product and related variable cost of goods sold from continuing operations to discontinued operations. Additionally, as dermatology product revenues increase as an overall percentage of our product revenues, we expect our margins will improve due to higher gross margins associated with our dermatology products.

For the three months ended September 30, 2017, we reported service revenues of $181,000 and cost of service revenues of $169,000, resulting in service gross profit of $12,000, or 7% of service revenues, compared to service gross profit of $20,000, or 9% of service revenues, for the same period in the prior year. The decrease in service gross profit was primarily related to lower service revenue in the current period and the mix of tests and services performed.

Research and Development Expense

Research and development expenses for the three months ended September 30, 2017 of $368,000 decreased by $11,000, or 3%, as compared to $379,000 for the three months ended September 30, 2016. The decrease is largely due to a decrease in spending on product development.

Selling, General and Administrative Expense

Selling, general and administrative expenses for the three months ended September 30, 2017 of $4,337,000 increased by $694,000, or 19%, when compared to $3,643,000 for the three months ended September 30, 2016. The increase for the three months ended September 30, 2017 was primarily due to higher sales expenses related to our growing dermatology sales force.

Interest Expense

Interest expense for the three months ended September 30, 2017 of $10,000 increased by $9,000 when compared to $1,000 for the three months ended September 30, 2016. The increase in interest expense relates primarily to capital leases.

Interest Income

Interest income for the three months ended September 30, 2017 of $18,000 increased by $17,000 when compared to $1,000 for the three months ended September 30, 2016. The increase is due to interest income earned on increased cash and cash equivalent balances.

Other Expense

Other expense for the three months ended September 30, 2017 of $21,000 increased by $12,000 when compared to $9,000 for the three months ended September 30, 2016. The increase in other expense relates primarily to fluctuation in foreign exchange and increased franchise tax payments.

Loss from Continuing Operations

Loss from continuing operations for the three months ended September 30, 2017 of $2,870,000 increased $231,000, or 9%, when compared to $2,639,000 for the three months ended September 30, 2016. The increase in net loss from continuing operations is due to $356,000 of income tax benefit recorded in the prior period offset by a decrease in loss from continuing operations before income taxes of $125,000 in the current period.

Income from Discontinued Operations, net of Tax

Income from discontinued operations, net of tax for the three months ended September 30, 2016 includes $1,046,000 of gross profit reclassified from continuing operations to discontinued operations during the period. Additionally, for the three months ended September 30, 2016, we recorded income tax expense related to the transaction in the amount of $356,000 and we recorded a $356,000 tax benefit resulting in no tax expense during the period.

The following summarizes operations of our Latin American business included in discontinued operations:

	Three Months Ended September 30,
	2017	2016
Revenues	$–	$1,311,000
Cost of revenues	–	265,000
Income from discontinued operations before tax	–	1,046,000
Income tax expense	–	(356,000)
Income from discontinued operations, net of tax	$–	$690,000

Comparison of the Six Months Ended September 30, 2017 and 2016

Revenues

Total revenues for the six months ended September 30, 2017 of $8,160,000 increased by $2,724,000, or 50%, as compared to $5,436,000 for the six months ended September 30, 2016. Product revenues for the six months ended September 30, 2017 of $7,747,000 increased by $2,762,000, or 55%, as compared to $4,985,000 for the six months ended September 30, 2016. This increase was the result of strong growth in the United States, Europe, and the Rest of the World.

Product revenues in the United States for the six months ended September 30, 2017 of $4,127,000 increased by $1,057,000, or 34%, as compared to $3,070,000 for the six months ended September 30, 2016. This increase was mostly the result of higher sales of our dermatology and acute care products, partly offset by a decline in sales of $265,000 related to our animal health care products.

Product revenue in Europe and the Rest of the World for the six months ended September 30, 2017 of $2,297,000 increased by $382,000, or 20%, as compared to $1,915,000 for the six months ended September 30, 2016. This increase was mostly the result of increases in Europe, China, Hong Kong, Singapore, New Zealand and India partly offset by a decrease in the Middle East.

As a result of the asset purchase agreement and arrangement we entered into on October 27, 2016 with Invekra, we expect our revenues in Latin America will decrease significantly. We will continue to supply Invekra with product at a reduced price until they set up their manufacturing facility. During the six months ended September 30, 2017, we reported $1,323,000 of Latin America product revenue related to Invekra. Additionally, pursuant to the arrangement, we will receive a royalty of 2.5% on all Latin American net revenues excluding Mexico, with a minimum payment of $250,000 per year for the next ten years, to be paid quarterly in Mexican pesos.

The following table shows our product revenues by geographic region:

	Six Months Ended September 30,
	2017	2016	$ Change	% Change
United States	$4,127,000	$3,070,000	$1,057,000	34%
Latin America	1,323,000	–	1,323,000	100%
Europe and Rest of the World	2,297,000	1,915,000	382,000	20%
Total	$7,747,000	$4,985,000	$2,762,000	55%

In connection with our sale of our Latin American business to Invekra, product revenues and cost of revenues reported in the prior period were reclassified from continuing operations to discontinued operations as follows:

	Six Months Ended September 30,
	2017	2016
Product revenues	$–	$2,333,000
Product license fees and royalties	–	151,000
Total product related revenues	$–	$2,484,000

Service revenues for the six months ended September 30, 2017 of $413,000 decreased by $38,000, or 8%, when compared to $451,000 in the prior period. The decrease in service revenues was related to a decrease in our lab services business.

Gross Profit

For the six months ended September 30, 2017, we reported total revenues of $8,160,000 and total cost of revenues of $4,550,000, resulting in total gross profit of $3,610,000 or 44% of total revenues, compared to a gross profit of $2,017,000 or 37% of total revenues, for the same period in the prior year. The increase in gross profit was primarily due to the reclassification, in the prior period, of Latin America product and license revenue and related variable cost of goods sold from continuing operations to discontinued operations. Additionally, as dermatology product revenues increase as an overall percentage of our product revenues, we expect our margins will improve due to higher gross margins associated with our dermatology products.

For the six months ended September 30, 2017, we reported product revenues of $7,747,000 and cost of product revenues of $4,221,000, resulting in product gross profit of $3,526,000, or 46% of product revenues, compared to product gross profit of $1,955,000, or 39% of product revenues, for the same period in the prior year. The increase in gross profit was primarily due to the reclassification, in the prior period, of Latin America product and related variable cost of goods sold from continuing operations to discontinued operations. Additionally, as dermatology product revenues increase as an overall percentage of our product revenues, we expect our margins will improve due to higher gross margins associated with our dermatology products.

For the six months ended September 30, 2017, we reported service revenues of $413,000 and cost of service revenues of $329,000, resulting in service gross profit of $84,000, or 20% of service revenues, compared to service gross profit of $62,000, or 14% of service revenues, for the same period in the prior year. The increase in service gross profit was primarily related to the mix of tests and services performed.

Research and Development Expense

Research and development expenses for the six months ended September 30, 2017 of $750,000 increased by $11,000, or 1%, as compared to $739,000 for the six months ended September 30, 2016. The increase is largely due to an increase in spending on product development.

Selling, General and Administrative Expense

Selling, general and administrative expenses for the six months ended September 30, 2017 of $9,100,000 increased by $1,327,000, or 17%, when compared to $7,773,000 for the six months ended September 30, 2016. The increase for the six months ended September 30, 2017 was primarily due to higher sales expenses related to our growing dermatology sales force.

Interest Expense

Interest expense for the six months ended September 30, 2017 of $20,000 increased by $18,000 when compared to $2,000 for the six months ended September 30, 2016. The increase in interest expense relates primarily to capital leases.

Interest Income

Interest income for the six months ended September 30, 2017 of $71,000 increased by $69,000 when compared to $2,000 for the six months ended September 30, 2016. The increase is due to interest income earned on increased cash and cash equivalent balances.

Other Expense

Other expense for the six months ended September 30, 2017 of $189,000 increased by $183,000 when compared to $6,000 for the six months ended September 30, 2016. The increase in other expense relates primarily to fluctuation in foreign exchange and increased franchise tax payments.

Loss from Continuing Operations

Loss from continuing operations for the six months ended September 30, 2017 of $6,378,000 increased $552,000, or 9%, when compared to $5,826,000 for the six months ended September 30, 2016. The increase in net loss from continuing operations is due to $675,000 of income tax benefit recorded in the prior period offset by a decrease in loss from continuing operations before income taxes of $123,000 in the current period.

Income from Discontinued Operations, net of Tax

Income from discontinued operations, net of tax for the six months ended September 30, 2016 includes $1,984,000 of gross profit reclassified from continuing operations to discontinued operations during the period. Additionally, for the six months ended September 30, 2016, we recorded income tax expense related to the transaction in the amount of $675,000 and we recorded a $675,000 tax benefit resulting in no tax expense during the period.

The following summarizes operations of our Latin American business included in discontinued operations:

	Six Months Ended September 30,
	2017	2016
Revenues	$–	$2,484,000
Cost of revenues	–	500,000
Income from discontinued operations before tax	–	1,984,000
Income tax expense	–	(675,000)
Income from discontinued operations, net of tax	$–	$1,309,000

Liquidity and Capital Resources

We reported a net loss of $6,378,000 for the six months ended September 30, 2017. At September 30, 2017 and March 31, 2017, our accumulated deficit amounted to $149,490,000 and $143,101,000, respectively. We had working capital of $13,992,000 and $19,355,000 as of September 30, 2017 and March 31, 2017, respectively.

We currently anticipate that our cash and cash equivalents will be sufficient to meet our working capital requirements to continue our sales and marketing and research and development efforts for at least 12 months from the date of filing this report.

Sources of Liquidity

As of September 30, 2017, we had cash and cash equivalents of $9,983,000. Since our inception, substantially all of our operations have been financed through sales of equity securities. Other sources of financing that we have used to date include our revenues, as well as various loans and the sale of certain Latin American assets to Invekra.

Since October 1, 2015, substantially all of our operations have been financed through the following transactions:

•	proceeds of $150,000 received from the exercise of common stock purchase warrants and options;

•	net proceeds of $2,994,000 received from an underwritten public offering on March 18, 2016;

•	net proceeds of $1,150,000 received from the sale of common stock through our At the Market Issuance Sales Agreement

•	net proceeds of $18,639,000 received from the sale of certain Latin America assets to Invekra on October 27, 2016.

Cash Flows

As of September 30, 2017, we had cash and cash equivalents of $9,983,000, compared to $17,461,000 as of March 31, 2017.

Net cash used in operating activities during the six months ended September 30, 2017 was $7,233,000, primarily due to our net loss of $6,378,000 offset by stock related compensation of $900,000 in the period. Additionally, we had increases in prepaid expenses of $681,000 mostly related to taxes in Mexico, an increase in accounts receivables of $886,000 and inventories of $310,000 related to increased sales.

Net cash used in operating activities during the six months ended September 30, 2016 was $4,001,000, primarily due to our net loss of $4,517,000.

Net cash used in investing activities was $176,000 for six months ended September 30, 2017, primarily related to the purchase of equipment.

Net cash used in investing activities was $59,000 for the six months ended September 30, 2016, consisting of primarily $64,000 related to equipment purchases and $5,000 related to changes in long-term assets.

Net cash used in financing activities was $92,000 for the six months ended September 30, 2017 related to principal payments on debt and capital leases of $144,000 offset by proceeds from exercise of common stock purchase warrants of $52,000.

Net cash used in financing activities for the six months ended September 30, 2016 was $100,000 related to principal payments on debt.

Operating Capital and Capital Expenditure Requirements

We reported a net loss of $6,378,000 for the six months ended September 30, 2017. At September 30, 2017 and March 31, 2017, our accumulated deficit amounted to $149,490,000 and $143,101,000, respectively. We had working capital of $13,992,000 and $19,355,000 as of September 30, 2017 and March 31, 2017, respectively.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 22, 2017, we issued 3,133 unregistered shares of common stock to a service provider valued at $5.53 per share.

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

Item 3.	Default Upon Senior Securities

We did not default upon any senior securities during the quarter ended September 30, 2017.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., effective January 30, 2006 (included as Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed June 20, 2007, and incorporated herein by reference).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., effective October 22, 2008 (included as Exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 21, 2008, and incorporated herein by reference).
3.3	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective March 29, 2013 (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 22, 2013, and incorporated herein by reference).
3.4	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective December 4, 2014 (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 8, 2014, and incorporated herein by reference).
3.5	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective October 22, 2015 (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 27, 2015, and incorporated herein by reference).
3.6	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective June 24, 2016 (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 28, 2016, and incorporated herein by reference).
3.7	Certificate of Amendment of Restated Certificate of Incorporation of Sonoma Pharmaceuticals, Inc., as amended, effective December 6, 2016 (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 7, 2016, and incorporated herein by reference).
3.8	Amended and Restated Bylaws, as amended, of Sonoma Pharmaceuticals, Inc., effective December 6, 2016 (included as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed December 7, 2016, and incorporated herein by reference).

3.9	Certificate of Designation of Preferences, Rights and Limitations of Series A 0% Convertible Preferred Stock, filed with the Delaware Secretary of State on April 24, 2012 (included as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed April 25, 2012, and incorporated herein by reference).
3.10	Certificate of Designation of Series B Preferred Stock, effective October 18, 2016 (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 21, 2016, and incorporated herein by references).
4.1	Specimen Common Stock Certificate (included as Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed June 28, 2017, and incorporated herein by reference).
4.2	Form of Underwriters Warrant to be issued to the Underwriters in connection with the March 2013 Offering (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 7, 2013, and incorporated herein by reference).
4.3	Warrant issued to Dawson James Securities, Inc., dated December 9, 2013 (included as Exhibit 4.14 to the Company’s Quarterly Report on Form 10-Q filed February 14, 2014, and incorporated herein by reference).
4.4	Form of Series A Common Stock Purchase Warrant for February 2014 offering (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 26, 2014, and incorporated herein by reference).
4.5	Form of Series B Common Stock Purchase Warrant for February 2014 offering (included as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed February 26, 2014, and incorporated herein by reference).
4.6	Warrant issued to Dawson James Securities, Inc., dated February 26, 2014 (included as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed February 26, 2014, and incorporated herein by reference).
4.7	Warrant Agreement, including Form of Warrant entered into by and between Oculus Innovative Sciences, Inc. and Computershare, Inc. and Computershare Trust Company, N.A., dated January 20, 2015 (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 26, 2015, and incorporated herein by reference).
4.8	Underwriters Warrant issued to Maxim Partners LLC on January 26, 2015 (included as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed January 26, 2015, and incorporated herein by reference).
4.9	Underwriters Warrant issued to Robert D. Keyser, Jr. on January 26, 2015 (included as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed January 26, 2015, and incorporated herein by reference).
4.10	Underwriters Warrant issued to R. Douglas Armstrong on January 26, 2015 (included as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed January 26, 2015, and incorporated herein by reference).
4.11	Underwriters Warrant issued to Dawson James Securities, Inc. on January 26, 2015 (included as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed January 26, 2015, and incorporated herein by reference).
4.12	Underwriters Warrant issued to Dawson James Securities, Inc. on January 26, 2015 (included as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed January 26, 2015, and incorporated herein by reference).
4.13	Warrant Agreement, including Form of Warrant entered into by and between Oculus Innovative Sciences, Inc. and Computershare, Inc. and Computershare Trust Company, N.A., dated March 18, 2016 (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 18, 2016, and incorporated herein by reference).
4.14	Form of Warrant issued to Dawson James Securities, Inc. on March 31, 2016 (included as Exhibit 4.25 to the Company’s Annual Report on Form 10-K filed June 21, 2016, and incorporated herein by reference).
4.15	Section 382 Rights Agreement, dated as of October 18, 2016, between Oculus Innovative Sciences, Inc. and Computershare Inc., which includes the Form of Certificate of Designation of Series B Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 21, 2016, and incorporated herein by reference).
10.1	Form of Indemnification Agreement between Oculus Innovative Sciences, Inc. and its officers and directors (included as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.2	Office Lease Agreement, dated October 26, 1999, between Oculus Innovative Sciences, Inc. and RNM Lakeville, L.P. (included as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.3	Amendment No. 1 to Office Lease Agreement, dated September 15, 2000, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.4	Amendment No. 2 to Office Lease Agreement, dated July 29, 2005, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.5	Amendment No. 3 to Office Lease Agreement, dated August 23, 2006, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

10.6	Office Lease Agreement, dated May 18, 2006, between Oculus Technologies of Mexico, S.A. de C.V. and Antonio Sergio Arturo Fernandez Valenzuela (translated from Spanish) (included as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.7	Office Lease Agreement, dated July 2003, between Oculus Innovative Sciences, B.V. and Artikona Holding B.V. (translated from Dutch) (included as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.8	Form of Director Agreement (included as Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.9	Amended and Restated Oculus Innovative Sciences, Inc. 2006 Stock Incentive Plan and related form stock option plan agreements (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 2, 2007, and incorporated herein by reference).
10.10	Amendment No. 4 to Office Lease Agreement, dated September 13, 2007, by and between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).
10.11	Amendment to Office Lease Agreement, effective February 15, 2008, by and between Oculus Innovative Sciences Netherlands B.V. and Artikona Holding B.V. (translated from Dutch) (included as Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).
10.12	Amendment No. 5 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and RNM Lakeville, LLC, dated May 18, 2009 (included as Exhibit 10.54 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).
10.13	Amendment No. 6 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and RNM Lakeville, L.P., dated April 26, 2011 (included as Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed June 3, 2011, and incorporated herein by reference).
10.14	Oculus Innovative Sciences, Inc. 2011 Stock Incentive Plan (included as Exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2011, and incorporated herein by reference).
10.15	Amendment No. 7 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and 1125-1137 North McDowell, LLC, dated October 10, 2012 (included as Exhibit 10.58 to the Company’s Quarterly Report on Form 10-Q filed November 8, 2012, and incorporated herein by reference).
10.16	Form of Securities Purchase Agreement by and between Oculus Innovative Sciences, Inc. and the Purchasers, dated February 21, 2014 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 26, 2014, and incorporated herein by reference).
10.17	At-the-Market Issuance Sales Agreement, dated April 2, 2014, by and between Oculus Innovative Sciences, Inc. and MLV & Co. LLC (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 2, 2014, and incorporated herein by reference).
10.18	Lease Agreement by and between Oculus Innovative Sciences, Inc. and 2500 York, L.P., dated July 9, 2014 (included as Exhibit 10.82 to the Company’s Quarterly Report on Form 10-Q filed August 12, 2014, and incorporated herein by reference).
10.19	Underwriting Agreement entered into by and between Oculus Innovative Sciences, Inc. and Maxim Group LLC as representative of the underwriters named on Schedule A thereto, dated January 20, 2015 (included as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed January 26, 2015, and incorporated herein by reference).
10.20†	Sales Representation Contract, dated February 1, 2015, by and between Oculus Innovative Sciences, Inc. and SLA Brands, Inc. (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 2, 2015, and incorporated herein by reference).
10.21†	Amendment No. 1 to Sales Representation Contract, dated November 6, 2015, by and between Oculus Innovative Sciences, Inc. and SLA Brands, Inc. (included as Exhibit 10.88 to the Company’s Quarterly Report on Form 10-Q filed February 16, 2016, and incorporated herein by reference).
10.22	Underwriting Agreement entered into by and between Oculus Innovative Sciences, Inc. and Dawson James Securities, Inc. as representative of the underwriters named on Schedule 1 thereto, dated March 18, 2016 (included as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed March 18, 2016, and incorporated herein by reference).
10.23†	Exclusive Sales and Distribution Agreement, dated November 6, 2015, by and between Oculus Innovative Sciences, Inc. and Manna Pro Products, LLC (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 23, 2016, and incorporated herein by reference).
10.24	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Jim Schutz, dated July 26, 2016 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 29, 2016, and incorporated herein by reference).
10.25†	Asset Purchase Agreement dated October 27, 2016, between Oculus Innovative Sciences, Inc. and Invekra, S.A.P.I de C.V. (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 31, 2016, and incorporated herein by reference).

10.26†	Amendment Agreement to Acquisition Option dated October 27, 2016, by and between More Pharma Corporation S. de R.L. de C.V. and Oculus Technologies of Mexico, S.A. de C.V. (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 31, 2016, and incorporated herein by reference).
10.27	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Robert Miller, dated November 30, 2016 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 1, 2016, and incorporated herein by reference).
10.28	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Bruce Thornton, dated November 30, 2016 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 1, 2016, and incorporated herein by reference).
10.29	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Robert Northey, dated November 30, 2016 (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 1, 2016, and incorporated herein by reference).
10.30	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Jeffrey Day, dated November 30, 2016 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 1, 2016, and incorporated herein by reference).
10.31	Employment Agreement by and between Sonoma Pharmaceuticals, Inc. and Marc Umscheid, dated December 31, 2016 (included as Exhibit 10.97 to the Company’s Quarterly Report on Form 10-Q filed February 17, 2017, and incorporated herein by reference).
10.32	Master Vendor Agreement by and between Sonoma Pharmaceuticals, Inc. and PetSmart Home Office, Inc., dated November 21, 2016 (included as Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed on June 28, 2017, and incorporated herein by reference).
10.33†	Distribution Agreement by and between Sonoma Pharmaceuticals, Inc. and G. Pohl-Boskamp GmbH & Co. KG, dated April 13, 2016 (included as Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on June 28, 2017, and incorporated herein by reference).
10.34	Amendment No. 8 to Office Lease Agreement by the between Oculus Innovative Sciences, Inc. and SSCOP Properties LLC, dated June 23, 2016 (included as Exhibit 10.34 to the Company’s Annual Report on Form 10-K on June 28, 2017, and incorporated herein by reference).
14.1	Code of Business Conduct (included as Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on January 23, 2017, and incorporated herein by reference).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
†	Confidential treatment has been granted with respect to certain portions of this agreement.

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

SONOMA PHARMACEUTICALS, INC.

Date: November 14, 2017	By:	/s/ Jim Schutz
Jim Schutz
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2017	By:	/s/ Robert Miller
Robert Miller
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

