Form 10-Q
period 2017-12-31
Sonoma Pharmaceuticals, Inc.
filed 2018-02-14
CIK 1367083

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

or

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of February 9, 2018, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 4,732,202

SONOMA PHARMACEUTICALS, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,	March 31,
	2017	2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,625	$17,461
Accounts receivable, net	2,609	2,108
Inventories, net	2,701	2,221
Prepaid expenses and other current assets	1,508	616
Current portion of deferred consideration, net of discount	229	237
Total current assets	15,672	22,643
Property and equipment, net	1,200	1,239
Deferred consideration, net of discount, less current portion	1,392	1,497
Other assets	91	80
Total assets	$18,355	$25,459

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,400	$1,255
Accrued expenses and other current liabilities	1,515	1,302
Deferred revenue	180	345
Deferred revenue Invekra	140	176
Current portion of long-term debt	12	123
Current portion of capital leases	146	74
Taxes payable	–	13
Total current liabilities	3,393	3,288
Long-term deferred revenue Invekra	492	527
Long-term debt, less current portion	35	45
Long-term capital leases, less current portion	179	168
Total liabilities	4,099	4,028
Commitments and Contingencies (Note 6)
Stockholders’ Equity
Convertible preferred stock, $0.0001 par value; 714,286 shares authorized, none issued and outstanding at December 31, 2017 and March 31, 2017, respectively	–	–
Common stock, $0.0001 par value; 12,000,000 shares authorized at December 31, 2017 and March 31, 2017, 4,637,541 and 4,289,322 shares issued and outstanding at December 31, 2017 and March 31, 2017, respectively	1	1
Additional paid-in capital	171,332	168,709
Accumulated deficit	(152,677)	(143,101)
Accumulated other comprehensive loss	(4,400)	(4,178)
Total stockholders’ equity	14,256	21,431
Total liabilities and stockholders’ equity	$18,355	$25,459

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive (Loss) Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Revenues
Product	$4,647	$3,174	$12,394	$8,158
Service	196	187	609	638
Total revenues	4,843	3,361	13,003	8,796
Cost of revenues
Product	2,308	1,476	6,529	4,507
Service	167	179	496	568
Total cost of revenues	2,475	1,655	7,025	5,075
Gross profit	2,368	1,706	5,978	3,721
Operating expenses
Research and development	349	487	1,099	1,226
Selling, general and administrative	5,219	4,784	14,319	12,557
Total operating expenses	5,568	5,271	15,418	13,783
Loss from operations	(3,200)	(3,565)	(9,440)	(10,062)
Interest expense	(11)	–	(31)	(2)
Interest income	14	6	85	8
Other income (expense), net	10	282	(179)	276
Net loss from continuing operations before income taxes	(3,187)	(3,277)	(9,565)	(9,780)
Tax benefit	–	4,040	–	4,040
Net (loss) income from continuing operations	(3,187)	763	(9,565)	(5,740)
Net income from discontinued operations (net of tax)	–	15,465	–	17,450
Net (loss) income	$(3,187)	$16,228	$(9,565)	$11,710

Net (loss) income per share: basic
Continuing operations	$(0.73)	$0.18	$(2.21)	$(1.36)
Discontinued operations	–	3.66	–	4.15
	$(0.73)	$3.84	$(2.21)	$2.79

Weighted-average number of shares used in per share calculations: basic	4,392	4,225	4,333	4,209

Net (loss) income per share: diluted
Continuing operations	$(0.73)	$0.18	$(2.21)	$(1.36)
Discontinued operations	–	3.66	–	4.15
	$(0.73)	$3.84	$(2.21)	$2.79

Weighted-average number of shares used in per share calculations: diluted	4,392	4,228	4,333	4,209

Other comprehensive (loss) income
Net (loss) income	$(3,187)	$16,228	$(9,565)	$11,710
Foreign currency translation adjustments	(377)	(416)	(222)	(817)
Comprehensive (loss) income	$(3,564)	$15,812	$(9,787)	$10,893

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended December 31,
	2017	2016
	(In thousands)
Cash flows from operating activities
Net loss from continuing operations	$(9,565)	$(5,740)
Net income from discontinued operations, net of tax	–	17,450
Net (loss) income	(9,565)	11,710
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	366	178
Gain on sale of Latin American assets, net of tax	–	(14,906)
Income tax benefit	–	(4,040)
Stock-based compensation	1,530	1,732
Service provider expenses settled with common stock	62	98
Changes in operating assets and liabilities:
Accounts receivable	(500)	(118)
Inventories	(521)	(644)
Prepaid expenses and other current assets	(951)	1,104
Accounts payable	151	(205)
Accrued expenses and other current liabilities	174	86
Deferred revenue	(137)	(467)
Net cash used in operating activities	(9,391)	(5,472)
Cash flows from investing activities:
Purchases of property and equipment	(178)	(195)
Proceeds from sale of Latin American assets, net of costs	–	17,444
Deposits	(15)	(17)
Net cash (used in) provided by investing activities	(193)	17,232
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	968	–
Proceeds from exercise of common stock purchase warrants	52	–
Principal payments on capital leases	(97)
Principal payments on long-term debt	(121)	(119)
Net cash provided by (used in) financing activities	802	(119)
Effect of exchange rate on cash and cash equivalents	(54)	(127)
Net (decrease) increase in cash and cash equivalents	(8,836)	11,514
Cash and cash equivalents, beginning of period	17,461	7,469
Cash and cash equivalents, end of period	$8,625	$18,983

Supplemental disclosure of cash flow information:
Cash paid for interest	$31	$2

Non-cash operating and financing activities:
Automobiles financed using capital leases	$180	$–

Sale to Invekra:
Assets acquired and liabilities assumed:
Restricted cash	$–	$1,500
Deferred consideration – current, net	–	239
Deferred consideration – long-term, net	–	1,509
Taxes payable	–	(229)
Deferred tax liability	–	(312)
Deferred revenue – current	–	(674)
Deferred revenue – long-term	–	(531)
Total non-cash items	$–	$1,502

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of December 31, 2017 and for the three and nine months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2017, the condensed consolidated statements of comprehensive (loss) income for the three and nine months ended December 31, 2017 and 2016 and the condensed consolidated statements of cash flows for the nine months ended December 31, 2017 and 2016 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented. The results for the three and nine months ended December 31, 2017 are not necessarily indicative of results to be expected for the year ending March 31, 2018 or for any future interim period. The condensed consolidated balance sheet at March 31, 2017 has been derived from audited consolidated financial statements. These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended March 31, 2017, and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on June 28, 2017.

Note 2.	Liquidity and Financial Condition

The Company reported a net loss of $9,565,000 for the nine months ended December 31, 2017. At December 31, 2017 and March 31, 2017, the Company’s accumulated deficit amounted to $152,677,000 and $143,101,000, respectively. The Company had working capital of $12,279,000 and $19,355,000 as of December 31, 2017 and March 31, 2017, respectively. The Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital to pursue its product development initiatives, penetrate markets for the sale of its products and continue as a going concern.

On December 8, 2017, the Company entered into an At Market Issuance Sales Agreement, with B. Riley FBR, Inc. (“B. Riley”) under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $5,000,000 from time to time through B. Riley acting as its sales agent. The Company will pay B. Riley a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through B. Riley as agent. For the three months ended December 31, 2017, the Company sold 228,000 shares of common stock for gross proceeds of $1,034,000 and net proceeds of $968,000 after deducting commissions and other offering expenses.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Significant estimates and assumptions include reserves and write-downs related to receivables and inventories, the recoverability of long-lived assets, the valuation allowance relating to the Company’s deferred tax assets, valuation of equity and derivative instruments, debt discounts, valuation of investments, determination of the relative selling prices of the components sold to Invekra, and the estimated amortization periods of upfront product licensing fees received from customers. Periodically, the Company evaluates and adjusts estimates accordingly. The allowance for doubtful accounts represents probable credit losses of $13,000 and $14,000 at December 31, 2017 and March 31, 2017, respectively. Additionally, at December 31, 2017 and March 31, 2017 the Company has allowances of $1,423,000 and $672,000, respectively, related to potential discounts, returns, distributor fees and rebates. The allowances are included in Accounts Receivable, net in the accompanying condensed consolidated balance sheets.

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Numerator:
Net (loss) income from continuing operations	$(3,187,000)	$763,000	$(9,565,000)	$(5,740,000)
Net income from discontinued operations (net of tax)	–	15,465,000	–	17,450,000
Net (loss) income	$(3,187,000)	$16,228,000	$(9,565,000)	$11,710,000

Denominator:
Weighted-average number of common shares outstanding - basic	4,392,000	4,225,000	4,333,000	4,209,000
Options to purchase common stock	–	3,000	–	–
Weighted-average number of common shares outstanding - diluted	4,392,000	4,228,000	4,333,000	4,209,000

Basic – net (loss) income from continuing operations	$(0.73)	$0.18	$(2.21)	$(1.36)
Basic – net income from discontinued operations (net of tax)	–	3.66	–	4.15
	$(0.73)	$3.84	$(2.21)	$2.79

Diluted – net loss income from continuing operations	$(0.73)	$0.18	$(2.21)	$(1.36)
Diluted – net income from discontinued operations (net of tax)	–	3.66	–	4.15
	$(0.73)	$3.84	$(2.21)	$2.79

The following securities were excluded from the weighted average dilutive common shares outstanding because their inclusion would have been antidilutive.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Restricted stock units	33,000	–	33,000	–
Options to purchase common stock	1,385,000	848,000	1,385,000	851,000
Warrants to purchase common stock	1,333,000	1,365,000	1,333,000	1,365,000
	2,751,000	2,213,000	2,751,000	2,216,000

Revenue Recognition and Accounts Receivable

The Company generates revenue from sales of its products to a customer base including hospitals, medical centers, doctors, pharmacies, distributors and wholesalers. The Company sells products directly to end users and to distributors. The Company also has entered into agreements to license its technology and products.

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

Inventories

Inventories are stated at the lower of cost, cost being determined on a standard cost basis (which approximates actual cost on a first-in, first-out basis), or net realizable value.

Due to changing market conditions, estimated future requirements, age of the inventories on hand and production of new products, the Company regularly reviews inventory quantities on hand and records a provision to write down excess and obsolete inventory to its estimated net realizable value. The Company recorded reserves to reduce the carrying amounts of inventories to their net realizable value in the amounts of $201,000 and $61,000 at December 31, 2017 and March 31, 2017, respectively.

Reclassifications

Certain prior period amounts have been reclassified for comparative purposes to conform to the fiscal 2018 presentation. These reclassifications have no impact on the Company’s previously reported condensed consolidated net loss.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements (Note 11).

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

On April 1, 2017, the Company adopted ASU No. 2016-09. As a result of adopting ASU No. 2016-09, the Company has made an accounting policy election to account for forfeitures as they occur. This change has been applied on a modified retrospective basis, with no material impacts on the Company’s financial statements. The adoption of ASU No. 2016-09 also requires excess tax benefits and tax deficiencies be recorded in the income statement as opposed to additional paid-in capital when the awards vest or are settled and recognize all previously unrecognized excess tax benefits and tax deficiencies upon adoption as a cumulative-effect adjustment to retained earnings. As of April 1, 2017, the Company recognized excess tax benefit of approximately $533,000 as an increase to deferred tax assets. However, the entire amount was offset by a full valuation allowance.  Accordingly, no cumulative-effect adjustment to retained earnings was recorded as of December 31, 2017.

Additionally, the adoption of ASU No. 2016-09 related to the accounting for minimum statutory withholding tax requirements and cash paid by an employer when directly withholding shares for tax-withholding purposes had no impact on the Company's current consolidated financial statements or on any prior period financial statements presented.

Recent Accounting Standards

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The FASB has continued to clarify this guidance and most recently issued ASU 2017-13 Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard will be effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is currently evaluating the impact that ASU 2016-02 will have on its consolidated financial statements and related disclosures.

Revenue

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments of ASU 2014-09 were effective for reporting periods beginning after December 15, 2016, with early adoption prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. In August 2015, the FASB issued ASU 2015-14 Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date, which defers by one year the effective date of ASU 2014-09. Accordingly, this guidance is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted for interim and annual periods beginning after December 15, 2016. In March 2016, the FASB issued ASU 2016-08 Principal versus Agent Considerations (Reporting Revenue Gross versus Net) which finalizes its amendments to the guidance in the new revenue standard on assessing whether an entity is a principal or an agent in a revenue transaction. This conclusion impacts whether an entity reports revenue on a gross or net basis. In April 2016, the FASB issued ASU 2016-10 Identifying Performance Obligations and Licensing, which finalizes its amendments to the guidance in the new revenue standard regarding the identification of performance obligations and accounting for the license of intellectual property. In May 2016, the FASB issued ASU 2016-12 Narrow-Scope Improvements and Practical Expedients, which finalizes its amendments to the guidance in the new revenue standard on collectability, noncash consideration, presentation of sales tax, and transition. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which continues the FASB’s ongoing project to issue technical corrections and improvements to clarify the codification or correct unintended applications of guidance. In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), which provides additional implementation guidance on the previously issued ASU 2014-09. The amendments are intended to make the guidance more operable and lead to more consistent application. The amendments have the same effective date and transition requirements as the new revenue recognition standard. The Company will adopt the new standard on April 1, 2018 and currently plans to use the modified retrospective method. The majority of the Company’s business is ship and bill and, on that primary revenue stream, the Company does not expect significant differences. However, the Company’s analysis is preliminary and subject to change. The Company has not completed its assessment of multiple element arrangements and certain discount and trade promotion programs.

Business Combinations

In January 2017, the FASB issued an ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this Update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company is currently evaluating the impact of adopting this guidance.

Stock Compensation

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

Accounting standards that have been issued or proposed by the FASB, the SEC or other standard setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Note 4.	Disposition of Latin American Operations

Description of Sale to Invekra

On October 27, 2016, the Company, along with its Mexican subsidiary and manufacturer Oculus Technologies of Mexico, S.A. de C.V. (“OTM”), closed on an asset purchase agreement with Invekra, S.A.P.I. de C.V. (“Invekra”), an affiliate of Laboratorios Sanfer S.A. de C.V., for the sale of certain of its Latin America assets. Specifically, the Company agreed to sell certain patents, patent applications, trademarks and territory rights for Mexico, the Caribbean and South America, excluding the sale of dermatology products in Brazil, as well as to build and deliver equipment that Invekra will use to produce its own product.

The aggregate purchase price that Invekra will pay for the assets is $22,000,000, of which $18,000,000 was paid upon closing, $1,500,000 was paid on March 16, 2017 upon the delivery of certain equipment, and $2,500,000 is to be paid in Mexican currency in quarterly installments over a period of ten years from closing as consideration for the provision of certain services and providing technical assistance, calculated as three percent on net sales of certain products in Latin America, excluding Mexico. Because the $2,500,000 is to be paid in foreign currency, the Company may receive more or less than $2,500,000 due to currency fluctuations. During the nine months ended December 31, 2017, the Company recorded $39,000 of service revenue and $33,000 of interest income related to technical assistance which is reflected in the accompanying condensed consolidated statement of comprehensive (loss) income for the nine months ended December 31, 2017.

In connection with the asset purchase agreement, the Company agreed to provide the technology, know-how and assistance to Invekra to enable Invekra to manufacture on its own the products as currently produced by the Company (“Technical Services Arrangement”), and continue to supply product to Invekra for a two-year transition period from the Sale Date, subject to mutual extension (“Supply Agreement”). During the three and nine months ended December 31, 2016, the Company reported $465,000 of Latin America product revenue related to the Supply Agreement with Invekra. During the three and nine months ended December 31, 2017, the Company reported $772,000 and $2,095,000, respectively, of Latin America product revenue related to the Supply Agreement with Invekra.

The Company will provide product under the Supply Agreement at a reduced price from its current price list, while Invekra builds its own manufacturing line. At the conclusion of the transition period, the Company will cease to be a supplier of product to Invekra. The Company is uncertain as to the duration of the transition period or when Invekra will complete the build out of its manufacturing line. Pursuant to the Supply Agreement, the Company is subject to a potential penalty for failure to supply the products for a consecutive period of nine months. The penalty, if triggered, will require the Company to make a one-time payment of $2,000,000 to Invekra. The penalty decreases by 12.5% each quarter of the term of the supply period.

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

The operations of its Latin American business included in discontinued operations is summarized as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Revenues	$–	$621,000	$–	$3,105,000
Cost of Revenues	–	62,000	–	561,000
Income from discontinued operations before tax		559,000		2,544,000
Gain on disposal of discontinued operations before income taxes	–	19,487,000	–	19,487,000
Total income from discontinued operations, before tax	–	20,046,000	–	22,031,000
Income Tax benefit (expense)	–	(4,581,000)	–	(4,581,000)
Income from discontinued operations, net of tax	$–	$15,465,000	$–	$17,450,000

Note 5.	Inventories

Inventories, net

Inventories consist of the following:

	December 31,	March 31,
	2017	2017
Raw materials	$1,526,000	$1,480,000
Finished goods	1,175,000	741,000
	$2,701,000	$2,221,000

Note 6.	Commitments and Contingencies

Legal Matters

The Company, on occasion, may be involved in legal matters arising in the ordinary course of business including matters involving proprietary technology. While management believes that such matters are currently insignificant, matters arising in the ordinary course of business for which the Company is or could become involved in litigation may have a material adverse effect on its business and financial condition of comprehensive (loss) income.

Employment Agreements

As of December 31, 2017, the Company had employment agreements in place with six of its key executives. The agreements provide, among other things, for the payment of twelve to eighteen months of severance compensation for terminations under certain circumstances. With respect to these agreements, at December 31, 2017, aggregated annual salaries would be $1,167,000 and potential severance payments to these key executives would be $1,417,000 if triggered.

Note 7.	Stockholders’ Equity

Authorized Capital

The Company is authorized to issue up to 12,000,000 shares of common stock with a par value of $0.0001 per share and 714,286 shares of convertible preferred stock with a par value of $0.0001 per share.

At Market Issuance of Common Stock

On December 8, 2017, the Company entered into an At Market Issuance Sales Agreement, with B. Riley FBR, Inc. (“B. Riley”) under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $5,000,000 from time to time through B. Riley acting as its sales agent. The Company will pay B. Riley a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through B. Riley as agent. For the three months ended December 31, 2017, the Company sold 228,000 shares of common stock for gross proceeds of $1,034,000 and net proceeds of $968,000 after deducting commissions and other offering expenses.

Common Stock Issued to Services Provider

During the nine months ended December 31, 2017, the Company entered into an agreement with Actual, Inc., a firm that provides marketing and branding consulting services. On July 27, 2017, the Company issued 2,570 shares of restricted common stock valued at $6.74 per share and on August 22, 2017, the Company issued 3,133 shares of restricted common stock valued at $5.53 per share. The aggregate fair market value of the common stock issued in July and August was $35,000. On December 1, 2017, the Company issued 5,479 shares of restricted common stock valued at $5.02 per share. The aggregate fair market value of the common stock issued was $27,000. The Company has determined that the fair value of the common stock was more readily determinable than the fair value of the services rendered. Accordingly, during the three and nine months ended December 31, 2017, the Company recorded $28,000 and $62,000, respectively, of expense related to common stock issued. The expense was recorded as selling, general and administrative expense in the accompanying condensed consolidated statement of comprehensive (loss) income for the three and nine months ended December 31, 2017.

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

The weighted average grant date fair values of options granted during the nine months ended December 31, 2017 was $6.01.

Share-based awards compensation expense is as follows:

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,
	2017	2016	2017	2016
Cost of service revenue	$43,000	$63,000	$136,000	$197,000
Research and development	38,000	77,000	128,000	201,000
Selling, general and administrative	584,000	774,000	1,266,000	1,334,000
Total stock-based compensation	$665,000	$914,000	$1,530,000	$1,732,000

At December 31, 2017, there were unrecognized compensation costs of $2,636,000 related to stock options which is expected to be recognized over a weighted-average amortization period of 2.20 years.

At December 31, 2017, there were unrecognized compensation costs of $178,000 related to restricted stock which is expected to be recognized over a weighted-average amortization period of 1.66 years.

Stock-Based Award Activity

On April 1, 2017, pursuant to “evergreen” provisions in the 2011 Stock Incentive Plan and the 2016 Stock Incentive Plan, the number of shares authorized for issuance in the 2011 Plan increased by 643,383 shares and the number of shares authorized for issuance in the 2016 Plan increased by 343,137 shares.

Stock options award activity is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at April 1, 2017	899,000	$17.87
Options granted	536,000	6.83
Options exercised	(1,000)	5.27
Options forfeited	(42,000)	6.77
Options expired	(7,000)	228.22
Outstanding at December 31, 2017	1,385,000	$12.76	7.68	$128,000
Exercisable at December 31, 2017	757,000	$17.92	6.50	$90,000

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock, or $5.45 per share at December 31, 2017.

Restricted stock award activity is as follows:

	Number of Shares	Weighted Average Award Date Fair Value per Share
Unvested restricted stock awards outstanding at April 1, 2017	34,000	$7.27
Restricted stock awards granted	98,000	5.49
Restricted stock awards vested	(99,000)	5.78
Unvested restricted stock awards outstanding at December 31, 2017	33,000	$6.46

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

As a result of certain realization requirements of Accounting Standards Codification Topic 718, the Company’s deferred tax assets and liabilities do not include certain deferred tax assets at December 31, 2017 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting purposes. Equity will be increased by approximately $533,000 if and when such deferred tax assets are ultimately realized.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that will affect the Company’s fiscal year ending March 31, 2018, including, but not limited to, reducing the U.S. federal corporate tax rate. The Tax Act reduces the federal corporate tax rate to 21 percent in the fiscal year ending March 31, 2018.  Section 15 of the Internal Revenue Code stipulates that our fiscal year ending March 31, 2018, will have a blended corporate tax rate of approximately 30 percent, which is based on the applicable tax rates before and after the Tax Act and the number of days in the year.  The reduction of the corporate tax rate to 21% will cause the Company to reduce its deferred tax asset, consisting primarily of net operating loss carry forwards, research and development tax credit carry-forwards and stock based compensation and adjust the valuation allowance against the deferred tax asset from approximately $42 million as of March 31, 2017 to approximately $28 million.  The effect of this discrete event has no effect on the basic condensed consolidated financial statements for the three and nine month period ended December 31, 2017.

The changes included in the Tax Act are broad and complex. The final impacts of the Tax Act may differ from the above estimate, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the company has utilized to calculate the transition impact. The Securities Exchange Commission has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. We currently anticipate finalizing and recording any resulting adjustments within one year after the enactment date of the Tax Act.

Note 10.	Segment and Geographic Information

The Company generates product revenues from products, which are sold into the human and animal healthcare markets, and the Company generates service revenues from laboratory testing services, which are provided to medical device manufacturers. Additionally, the Company provides technical services to Invekra.

The following table shows the Company’s product revenues by geographic region:

	Three months ended December 31,
	2017	2016	$ Change	% Change
United States	$2,883,000	$1,671,000	$1,212,000	73%
Latin America	772,000	465,000	307,000	66%
Europe and Rest of the World	992,000	1,038,000	(46,000)	(4%	)
Total	$4,647,000	$3,174,000	$1,473,000	46%

	Nine months ended December 31,
	2017	2016	$ Change	% Change
United States	$7,010,000	$4,741,000	$2,269,000	48%
Latin America	2,095,000	465,000	1,630,000	351%
Europe and Rest of the World	3,289,000	2,952,000	337,000	11%
Total	$12,394,000	$8,158,000	$4,236,000	52%

In connection with the Company’s sale of its Latin America business to Invekra, product related revenues were reclassified from continuing operations to discontinued operations. The amounts were classified in the prior periods as Latin America sales. The amounts reclassified are as follows:

	Three Months Ended December 31,
	2017	2016
Product revenues	$–	$359,000
Product license fees and royalties	–	262,000
Total product related revenues	$–	$621,000

	Nine Months Ended December 31,
	2017	2016
Product revenues	$–	$2,693,000
Product license fees and royalties	–	412,000
Total product related revenues	$–	$3,105,000

The Company’s service revenues amounted to $196,000 and $187,000 for the three months ended December 31, 2017 and 2016, respectively. The Company’s service revenues amounted to $609,000 and $638,000 for the nine months ended December 31, 2017 and 2016, respectively.

Note 11.	Significant Customer Concentrations

For the three months ended December 31, 2017, one customer represented 21% of net revenue, one customer represented 16% of net revenue, one customer represented 14% of net revenue and one customer represented 12% of net revenue. For the three months ended December 31, 2016, one customer represented 22%, one customer represented 16%, one customer represented 13% and one customer represented 10% of net revenue.

For the nine months ended December 31, 2017, one customer represented 21% of net revenue, one customer represented 16% of net revenue, one customer represented 13% of net revenue and one customer represented 12% of net revenue. For the nine months ended December 31, 2016, one customer represented 27% of net revenue.

At December 31, 2017, one customer represented 36%, one customer represented 17%, and one customer represented 15% of the accounts receivable balance. At March 31, 2017, one customer represented 26%, one customer represented 12%, and one customer represented 10% of the accounts receivable balance.

Note 12.	Subsequent Events

Stock Issued to Independent Directors and Chief Executive Officers

On January 2, 2018, the Company granted discretionary stock bonuses to all directors of the Company, including its Chief Executive Officer and Director, Jim Schutz, for their services in connection with the turn-around of our Company and in an effort to increase the stock ownership of the Board in the amount of $100,000 or 17,211 shares of common stock at $5.81 per share, each, which shares are immediately vested upon grant. In addition, on January 2, 2018, the Company’s Board of Directors awarded an additional stock bonus of $50,000 or 8,606 shares of common stock subject to the same conditions to its long-standing director Jay Birnbaum for his 10 years of services and longevity on our Board. The stock awards include a 40% tax gross up paid in cash or approximately $180,000 to the directors and $40,000 to the Chief Executive Officer.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as of December 31, 2017 and our audited consolidated financial statements for the year ended March 31, 2017 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 28, 2017.

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

As of December 31, 2017, we have obtained 20 clearances from the U.S. Food and Drug Administration, or FDA, that permit us to sell our products as medical devices for Section 510(k) of the Federal Food, Drug and Cosmetic Act in the United States.

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

Comparison of the Three Months Ended December 31, 2017 and 2016

Revenues

Total revenues for the three months ended December 31, 2017 of $4,843,000 increased by $1,482,000, or 44%, as compared to $3,361,000 for the three months ended December 31, 2016. Product revenues for the three months ended December 31, 2017 of $4,647,000 increased by $1,473,000, or 46%, as compared to $3,174,000 for the three months ended December 31, 2016. This increase was a result of strong growth in the United States, Europe, and Latin America.

Product revenues in the United States for the three months ended December 31, 2017 of $2,883,000 increased by $1,212,000, or 73%, as compared to $1,671,000 for the three months ended December 31, 2016. This increase was mostly the result of higher sales of our dermatology, acute care and animal health care products.

Product revenue in Europe and the Rest of the World for the three months ended December 31, 2017 of $992,000 decreased by $46,000, or 4%, as compared to $1,038,000 for the three months ended December 31, 2016. This decrease was the result of lower sales in the Middle East, mostly offset by increases in Europe, China, Singapore, and India.

As a result of the asset purchase agreement and arrangement we entered into on October 27, 2016 with Invekra, we expect our revenues in Latin America will decrease significantly. We will continue to supply Invekra with product at a reduced price until they set up their manufacturing facility. During the three months ended December 31, 2017, we reported $772,000 of Latin America product revenue related to Invekra.

The following table shows our product revenues by geographic region:

	Three months ended December 31,
	2017	2016	$ Change	% Change
United States	$2,883,000	$1,671,000	$1,212,000	73%
Latin America	772,000	465,000	307,000	66%
Europe and Rest of the World	992,000	1,038,000	(46,000)	(4%	)
Total	$4,647,000	$3,174,000	$1,473,000	46%

In connection with our sale of our Latin American business to Invekra, product revenues and cost of revenues reported in the prior period were reclassified from continuing operations to discontinued operations as follows:

	Three Months Ended December 31,
	2017	2016
Product revenues	$–	$359,000
Product license fees and royalties	–	262,000
Total product related revenues	$–	$621,000

Service revenues for the three months ended December 31, 2017 of $196,000 increased by $9,000, or 5%, when compared to $187,000 in the prior period. The increase in service revenues was related to an increase in our lab services business.

Gross Profit

For the three months ended December 31, 2017, we reported total revenues of $4,843,000 and total cost of revenues of $2,475,000, resulting in total gross profit of $2,368,000 or 49% of total revenues, compared to a gross profit of $1,706,000 or 51% of total revenues, for the same period in the prior year. The decrease in gross profit, as a percentage of revenue, was primarily due to the lower profitability in Latin America related to the higher sales to Invekra at a very low profit, partly offset by higher margins in the United States caused by the strong growth of the more profitable dermatology product lines. As dermatology product revenues increase as an overall percentage of our product revenues, we expect our margins will improve due to higher gross margins associated with our dermatology products.

For the three months ended December 31, 2017, we reported product revenues of $4,647,000 and cost of product revenues of $2,308,000, resulting in product gross profit of $2,339,000, or 50% of product revenues, compared to product gross profit of $1,698,000, or 53% of product revenues, for the same period in the prior year. The decrease in gross profit, as a percent of revenue, percentage was primarily due to the lower profitability in Latin America related to the higher sales to Invekra at a very low profit, partly offset by higher margins in the United States caused by the strong growth of the more profitable dermatology product lines.

For the three months ended December 31, 2017, we reported service revenues of $196,000 and cost of service revenues of $167,000, resulting in service gross profit of $29,000, or 15% of service revenues, compared to service gross profit of $8,000, or 4% of service revenues, for the same period in the prior year. The increase in service gross profit was primarily related to higher service revenue in the current period and the mix of tests and services performed.

Research and Development Expense

Research and development expenses for the three months ended December 31, 2017 of $349,000 decreased by $138,000, or 28%, as compared to $487,000 for the three months ended December 31, 2016. The decrease is largely due to a decrease in spending on product development and clinical studies.

Selling, General and Administrative Expense

Selling, general and administrative expenses for the three months ended December 31, 2017 of $5,219,000 increased by $435,000, or 9%, when compared to $4,784,000 for the three months ended December 31, 2016. The increase for the three months ended December 31, 2017 was primarily due to higher sales and marketing expenses related to our growing dermatology sales force.

Interest Expense

Interest expense for the three months ended December 31, 2017 of $11,000, increased by $11,000, when compared to the three months ended December 31, 2016. The increase in interest expense relates primarily to capital leases.

Interest Income

Interest income for the three months ended December 31, 2017 of $14,000 increased by $8,000 when compared to $6,000 for the three months ended December 31, 2016. The increase is due to interest income earned on increased cash and cash equivalent balances.

Other Income

Other income for the three months ended December 31, 2017 of $10,000 decreased by $272,000 when compared to $282,000 for the three months ended December 31, 2016. The increase in other income relates primarily to fluctuation in foreign exchange in the prior period.

Loss Income from Continuing Operations

Loss from continuing operations for the three months ended December 31, 2017 of $3,187,000 increased $3,950,000, when compared to income from continuing operations of $763,000 for the three months ended December 31, 2016. The increase in net loss from continuing operations is primarily due to $4,040,000 of income tax benefit recorded in the prior period as a result of the transaction with Invekra.

Income from Discontinued Operations, net of Tax

The following summarizes operations of our Latin American business included in discontinued operations:

	Three Months Ended December 31,
	2017	2016
Revenues	$–	$621,000
Cost of Revenues	–	62,000
Income from discontinued operations before tax	–	559,000
Gain on disposal of discontinued operations before income taxes	–	19,487,000
Total income from discontinued operations, before tax	–	20,046,000
Income Tax benefit (expense)	–	(4,581,000)
Income from discontinued operations, net of tax	$–	$15,465,000

Comparison of the Nine Months Ended December 31, 2017 and 2016

Total revenues for the nine months ended December 31, 2017 of $13,003,000 increased by $4,207,000, or 48%, as compared to $8,796,000 for the nine months ended December 31, 2016. Product revenues for the nine months ended December 31, 2017 of $12,394,000 increased by $4,236,000, or 52%, as compared to $8,158,000 for the nine months ended December 31, 2016. This increase was the result of strong growth in the United States, Europe, and the Rest of the World.

Product revenues in the United States for the nine months ended December 31, 2017 of $7,010,000 increased by $2,269,000, or 48%, as compared to $4,741,000 for the nine months ended December 31, 2016. This increase was mostly the result of higher sales of our dermatology and acute care products, partly offset by a decline in sales of $149,000 related to our animal health care products.

Product revenue in Europe and the Rest of the World for the nine months ended December 31, 2017 of $3,289,000 increased by $337,000, or 11%, as compared to $2,952,000 for the nine months ended December 31, 2016. This increase was mostly the result of increases in Europe, Hong Kong, Singapore, New Zealand and India partly offset by a decrease in the Middle East and China.

As a result of the asset purchase agreement and arrangement we entered into on October 27, 2016 with Invekra, we expect our revenues in Latin America will decrease significantly. We will continue to supply Invekra with product at a reduced price until they set up their manufacturing facility. During the nine months ended December 31, 2017, we reported $2,095,000 of Latin America product revenue related to Invekra.

The following table shows our product revenues by geographic region:

	Nine months ended December 31,
	2017	2016	$ Change	% Change
United States	$7,010,000	$4,741,000	$2,269,000	48%
Latin America	2,095,000	465,000	1,630,000	351%
Europe and Rest of the World	3,289,000	2,952,000	337,000	11%
Total	$12,394,000	$8,158,000	$4,236,000	52%

In connection with our sale of our Latin American business to Invekra, product revenues and cost of revenues reported in the prior period were reclassified from continuing operations to discontinued operations as follows:

	Nine Months Ended December 31,
	2017	2016
Product revenues	$–	$2,693,000
Product license fees and royalties	–	412,000
Total product related revenues	$–	$3,105,000

Service revenues for the nine months ended December 31, 2017 of $609,000 decreased by $29,000, or 5%, when compared to $638,000 in the prior period. The decrease in service revenues was related to a decrease in our lab services business.

Gross Profit

For the nine months ended December 31, 2017, we reported total revenues of $13,003,000 and total cost of revenues of $7,025,000, resulting in total gross profit of $5,978,000 or 46% of total revenues, compared to a gross profit of $3,721,000 or 42% of total revenues, for the same period in the prior year. The increase in gross profit was primarily due to the reclassification, in the prior period, of Latin America product and license revenue and related variable cost of goods sold from continuing operations to discontinued operations and the higher margins in the United States. Additionally, as dermatology product revenues increase as an overall percentage of our product revenues, we expect our margins will improve due to higher gross margins associated with our dermatology products.

For the nine months ended December 31, 2017, we reported product revenues of $12,394,000 and cost of product revenues of $6,529,000, resulting in product gross profit of $5,865,000, or 47% of product revenues, compared to product gross profit of $3,651,000, or 45% of product revenues, for the same period in the prior year. The increase in gross profit was primarily due to the reclassification, in the prior period, of Latin America product and related variable cost of goods sold from continuing operations to discontinued operations and higher margins in the United States.

For the nine months ended December 31, 2017, we reported service revenues of $609,000 and cost of service revenues of $496,000, resulting in service gross profit of $113,000, or 19% of service revenues, compared to service gross profit of $70,000, or 11% of service revenues, for the same period in the prior year. The increase in service gross profit was primarily related to the mix of tests and services performed.

Research and Development Expense

Research and development expenses for the nine months ended December 31, 2017 of $1,099,000 decreased by $127,000, or 10%, as compared to $1,226,000 for the nine months ended December 31, 2016. The decrease is largely due to a decrease in spending on product development and clinical studies.

Selling, General and Administrative Expense

Selling, general and administrative expenses for the nine months ended December 31, 2017 of $14,319,000 increased by $1,762,000, or 14%, when compared to $12,557,000 for the nine months ended December 31, 2016. The increase for the nine months ended December 31, 2017 was primarily due to higher sales expenses related to our growing dermatology sales force.

Interest Expense

Interest expense for the nine months ended December 31, 2017 of $31,000 increased by $29,000 when compared to $2,000 for the nine months ended December 31, 2016. The increase in interest expense relates primarily to capital leases.

Interest Income

Interest income for the nine months ended December 31, 2017 of $85,000 increased by $77,000 when compared to $8,000 for the nine months ended December 31, 2016. The increase is due to interest income earned on increased cash and cash equivalent balances.

Other Income Expense, net

Other expense for the nine months ended December 31, 2017 of $179,000 increased by $455,000 when compared to other income of $276,000 for the nine months ended December 31, 2016. The increase in other expense relates primarily to fluctuation in foreign exchange.

Loss from Continuing Operations

Loss from continuing operations for the nine months ended December 31, 2017 of $9,565,000 decreased $3,825,000, when compared to income from continuing operations of $5,740,000 for the nine months ended December 31, 2016. The increase in net loss from continuing operations is primarily due to $4,040,000 of income tax benefit recorded in the prior period as a result of the transaction with Invekra.

Income from Discontinued Operations, net of Tax

The following summarizes operations of our Latin American business included in discontinued operations:

	Nine Months Ended December 31,
	2017	2016
Revenues	$–	$3,105,000
Cost of Revenues	–	561,000
Income from discontinued operations before tax	–	2,544,000
Gain on disposal of discontinued operations before income taxes	–	19,487,000
Total income from discontinued operations, before tax	–	22,031,000
Income Tax benefit (expense)	–	(4,581,000)
Income from discontinued operations, net of tax	$–	$17,450,000

Liquidity and Capital Resources

We reported a net loss of $9,565,000 for the nine months ended December 31, 2017. At December 31, 2017 and March 31, 2017, our accumulated deficit amounted to $152,677,000 and $143,101,000, respectively. We had working capital of $12,279,000 and $19,355,000 as of December 31, 2017 and March 31, 2017, respectively.

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

Sources of Liquidity

As of December 31, 2017, we had cash and cash equivalents of $8,625,000. Since our inception, substantially all of our operations have been financed through sales of equity securities. Other sources of financing that we have used to date include our revenues, as well as various loans and the sale of certain Latin American assets to Invekra.

Since January 1, 2016, substantially all of our operations have been financed through the following transactions:

•	proceeds of $150,000 received from the exercise of common stock purchase warrants and options;
•	net proceeds of $2,994,000 received from an underwritten public offering on March 18, 2016;
•	net proceeds of $202,000 received from the sale of common stock through our At the Market Issuance Sales Agreement dated April 2, 2014;
•	net proceeds of $18,639,000 received from the sale of certain Latin America assets to Invekra on October 27, 2016;
•	net proceeds of $968,000 received from the sale of common stock through our At the Market Issuance Sales Agreement dated December 8, 2017.

Pursuant to an At Market Issuance Sales Agreement with B. Riley FBR, Inc. dated December 8, 2017, we may issue and sell shares of common stock having an aggregate offering price of up to $5,000,000 from time to time through B. Riley FBR acting as our sales agent. During the three months ended December 31, 2017, we sold 228,000 shares of common stock for gross proceeds of $1,034,000 and net proceeds of $968,000 after deducting commissions and other offering expenses. We pay B. Riley FBR a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through B. Riley FBR as agent.

Cash Flows

As of December 31, 2017, we had cash and cash equivalents of $8,625,000, compared to $17,461,000 as of March 31, 2017.

Net cash used in operating activities during the nine months ended December 31, 2017 was $9,391,000, primarily due to our net loss of $9,565,000 offset by stock related compensation of $1,592,000 in the period. Additionally, we had increases in prepaid expenses of $951,000 mostly related to taxes in Mexico.

Net cash used in operating activities during the nine months ended December 31, 2016 was $5,472,000, primarily due to our net income in the period of $11,710,000 which was offset by adjustments to net income related to our gain on sale of our Latin American assets to, net of tax, of $14,906,000 and the income tax benefit realized of $4,040,000.

Net cash used in investing activities was $193,000 for nine months ended December 31, 2017, primarily related to the purchase of equipment.

Net provided by investing activities was $17,232,000 for the nine months ended December 31, 2016, consisting of primarily proceeds from the sale of our Latin American Assets, net of costs, of $17,444,000, offset by $195,000 related to equipment purchases and $17,000 related to changes in long-term assets.

Net cash provided by financing activities was $802,000 for the nine months ended December 31, 2017, primarily related to net proceeds from the sale of common stock of $968,000, proceeds of $52,000 from the exercise of common stock purchase warrants and options, offset by principal payments on debt and capital leases of $218,000.

Net cash used in financing activities was $119,000 for the nine months ended December 31, 2016, primarily related to principal payments on debt.

Operating Capital and Capital Expenditure Requirements

We reported a net loss of $9,565,000 for the nine months ended December 31, 2017. At December 31, 2017 and March 31, 2017, our accumulated deficit amounted to $152,677,000 and $143,101,000, respectively. We had working capital of $12,279,000 and $19,355,000 as of December 31, 2017 and March 31, 2017, respectively.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The newly enacted Tax Cuts and Jobs Act may affect our financial results, including our net deferred tax asset, and we are in the process of evaluating its effects.

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. The Tax Cuts and Jobs Act will significantly change the taxation of U.S.-based multinational corporations, by, among other things, reducing the U.S. corporate income tax rate, adopting elements of a territorial tax system, affecting the deductibility of capital expenditures, assessing a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and the creation of new taxes on certain foreign-sourced earnings. The legislation is unclear in some respects and will require interpretations and implementing regulations by the Internal Revenue Service, as well as state tax authorities, and the legislation could be subject to potential amendments and technical corrections, any of which could lessen or increase certain adverse impacts of the legislation. We are in the process of determining what, if any, effect those provisions will have on our financial results, and there can be no assurance of whether such additional effects will be positive or negative.

A significant portion of our earnings are earned by our subsidiaries outside the U.S. Changes to the taxation of certain foreign earnings resulting from the newly enacted Tax Cuts and Jobs Act, along with the state tax impact of these changes and potential future cash distributions, may have an adverse effect on our effective tax rate. Furthermore, changes to the taxation of undistributed foreign earnings could change our future intentions regarding reinvestment of such earnings. The foregoing items could have a material effect on our business, cash flow, results of operations or financial conditions.

The Tax Cuts and Jobs Act also reduces the federal corporate income tax rate from 35% to 21% effective January 1, 2018, which we expect will positively impact our future effective tax rate and after-tax earnings in the United States. As a result of the reduction in the corporate income tax rate, we are required to revalue our net deferred tax asset to account for the future impact of lower corporate tax rates on this deferred amount and record any change in the value of such asset as a one-time non-cash charge on our income statement.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On December 1, 2017, we issued 5,479 unregistered shares of common stock to a service provider valued at $5.02 per share.

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

Item 3.	Default Upon Senior Securities

We did not default upon any senior securities during the quarter ended December 31, 2017.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On January 2, 2018, we granted discretionary stock bonuses to all directors of the Company, including our Chief Executive Officer and Director, Jim Schutz, for their services in connection with the turn-around of our Company and in an effort to increase the stock ownership of the Board in the amount of $100,000 or 17,211 shares of common stock at $5.81 per share, each, which shares are immediately vested upon grant. In addition, on January 2, 2018, our Board of Directors awarded an additional stock bonus of $50,000 or 8,606 shares of common stock subject to the same conditions to our long-standing director Jay Birnbaum for his 10 years of services and longevity on our Board. The stock awards include a 40% tax gross up paid in cash or approximately $160,000 to the directors and $40,000 to the Chief Executive Officer.

Item 6.	Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., effective January 30, 2006 (included as Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed June 20, 2007, and incorporated herein by reference).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., effective October 22, 2008 (included as Exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 21, 2008, and incorporated herein by reference).
3.3	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective March 29, 2013 (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 22, 2013, and incorporated herein by reference).
3.4	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective December 4, 2014 (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 8, 2014, and incorporated herein by reference).
3.5	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective October 22, 2015 (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 27, 2015, and incorporated herein by reference).
3.6	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective June 24, 2016 (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 28, 2016, and incorporated herein by reference).
3.7	Certificate of Amendment of Restated Certificate of Incorporation of Sonoma Pharmaceuticals, Inc., as amended, effective December 6, 2016 (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 7, 2016, and incorporated herein by reference).
3.8	Amended and Restated Bylaws, as amended, of Sonoma Pharmaceuticals, Inc., effective December 6, 2016 (included as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed December 7, 2016, and incorporated herein by reference).

3.9	Certificate of Designation of Preferences, Rights and Limitations of Series A 0% Convertible Preferred Stock, filed with the Delaware Secretary of State on April 24, 2012 (included as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed April 25, 2012, and incorporated herein by reference).
3.10	Certificate of Designation of Series B Preferred Stock, effective October 18, 2016 (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 21, 2016, and incorporated herein by references).
4.1	Specimen Common Stock Certificate (included as Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed June 28, 2017, and incorporated herein by reference).
4.2	Form of Underwriters Warrant to be issued to the Underwriters in connection with the March 2013 Offering (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 7, 2013, and incorporated herein by reference).
4.3	Warrant issued to Dawson James Securities, Inc., dated December 9, 2013 (included as Exhibit 4.14 to the Company’s Quarterly Report on Form 10-Q filed February 14, 2014, and incorporated herein by reference).
4.4	Form of Series A Common Stock Purchase Warrant for February 2014 offering (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 26, 2014, and incorporated herein by reference).
4.5	Form of Series B Common Stock Purchase Warrant for February 2014 offering (included as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed February 26, 2014, and incorporated herein by reference).
4.6	Warrant issued to Dawson James Securities, Inc., dated February 26, 2014 (included as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed February 26, 2014, and incorporated herein by reference).
4.7	Warrant Agreement, including Form of Warrant entered into by and between Oculus Innovative Sciences, Inc. and Computershare, Inc. and Computershare Trust Company, N.A., dated January 20, 2015 (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 26, 2015, and incorporated herein by reference).
4.8	Underwriters Warrant issued to Maxim Partners LLC on January 26, 2015 (included as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed January 26, 2015, and incorporated herein by reference).
4.9	Underwriters Warrant issued to Robert D. Keyser, Jr. on January 26, 2015 (included as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed January 26, 2015, and incorporated herein by reference).
4.10	Underwriters Warrant issued to R. Douglas Armstrong on January 26, 2015 (included as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed January 26, 2015, and incorporated herein by reference).
4.11	Underwriters Warrant issued to Dawson James Securities, Inc. on January 26, 2015 (included as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed January 26, 2015, and incorporated herein by reference).
4.12	Underwriters Warrant issued to Dawson James Securities, Inc. on January 26, 2015 (included as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed January 26, 2015, and incorporated herein by reference).
4.13	Warrant Agreement, including Form of Warrant entered into by and between Oculus Innovative Sciences, Inc. and Computershare, Inc. and Computershare Trust Company, N.A., dated March 18, 2016 (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 18, 2016, and incorporated herein by reference).
4.14	Form of Warrant issued to Dawson James Securities, Inc. on March 31, 2016 (included as Exhibit 4.25 to the Company’s Annual Report on Form 10-K filed June 21, 2016, and incorporated herein by reference).
4.15	Section 382 Rights Agreement, dated as of October 18, 2016, between Oculus Innovative Sciences, Inc. and Computershare Inc., which includes the Form of Certificate of Designation of Series B Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 21, 2016, and incorporated herein by reference).
10.1	Form of Indemnification Agreement between Oculus Innovative Sciences, Inc. and its officers and directors (included as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.2	Office Lease Agreement, dated October 26, 1999, between Oculus Innovative Sciences, Inc. and RNM Lakeville, L.P. (included as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.3	Amendment No. 1 to Office Lease Agreement, dated September 15, 2000, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.4	Amendment No. 2 to Office Lease Agreement, dated July 29, 2005, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.5	Amendment No. 3 to Office Lease Agreement, dated August 23, 2006, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

10.6	Office Lease Agreement, dated May 18, 2006, between Oculus Technologies of Mexico, S.A. de C.V. and Antonio Sergio Arturo Fernandez Valenzuela (translated from Spanish) (included as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.7	Office Lease Agreement, dated July 2003, between Oculus Innovative Sciences, B.V. and Artikona Holding B.V. (translated from Dutch) (included as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.8	Form of Director Agreement (included as Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.9	Amended and Restated Oculus Innovative Sciences, Inc. 2006 Stock Incentive Plan and related form stock option plan agreements (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 2, 2007, and incorporated herein by reference).
10.10	Amendment No. 4 to Office Lease Agreement, dated September 13, 2007, by and between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).
10.11	Amendment to Office Lease Agreement, effective February 15, 2008, by and between Oculus Innovative Sciences Netherlands B.V. and Artikona Holding B.V. (translated from Dutch) (included as Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).
10.12	Amendment No. 5 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and RNM Lakeville, LLC, dated May 18, 2009 (included as Exhibit 10.54 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).
10.13	Amendment No. 6 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and RNM Lakeville, L.P., dated April 26, 2011 (included as Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed June 3, 2011, and incorporated herein by reference).
10.14	Oculus Innovative Sciences, Inc. 2011 Stock Incentive Plan (included as Exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2011, and incorporated herein by reference).
10.15	Amendment No. 7 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and 1125-1137 North McDowell, LLC, dated October 10, 2012 (included as Exhibit 10.58 to the Company’s Quarterly Report on Form 10-Q filed November 8, 2012, and incorporated herein by reference).
10.16	Form of Securities Purchase Agreement by and between Oculus Innovative Sciences, Inc. and the Purchasers, dated February 21, 2014 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 26, 2014, and incorporated herein by reference).
10.17	At-the-Market Issuance Sales Agreement, dated April 2, 2014, by and between Oculus Innovative Sciences, Inc. and MLV & Co. LLC (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 2, 2014, and incorporated herein by reference).
10.18	Lease Agreement by and between Oculus Innovative Sciences, Inc. and 2500 York, L.P., dated July 9, 2014 (included as Exhibit 10.82 to the Company’s Quarterly Report on Form 10-Q filed August 12, 2014, and incorporated herein by reference).
10.19	Underwriting Agreement entered into by and between Oculus Innovative Sciences, Inc. and Maxim Group LLC as representative of the underwriters named on Schedule A thereto, dated January 20, 2015 (included as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed January 26, 2015, and incorporated herein by reference).
10.20†	Sales Representation Contract, dated February 1, 2015, by and between Oculus Innovative Sciences, Inc. and SLA Brands, Inc. (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 2, 2015, and incorporated herein by reference).
10.21†	Amendment No. 1 to Sales Representation Contract, dated November 6, 2015, by and between Oculus Innovative Sciences, Inc. and SLA Brands, Inc. (included as Exhibit 10.88 to the Company’s Quarterly Report on Form 10-Q filed February 16, 2016, and incorporated herein by reference).
10.22	Underwriting Agreement entered into by and between Oculus Innovative Sciences, Inc. and Dawson James Securities, Inc. as representative of the underwriters named on Schedule 1 thereto, dated March 18, 2016 (included as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed March 18, 2016, and incorporated herein by reference).
10.23†	Exclusive Sales and Distribution Agreement, dated November 6, 2015, by and between Oculus Innovative Sciences, Inc. and Manna Pro Products, LLC (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 23, 2016, and incorporated herein by reference).
10.24	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Jim Schutz, dated July 26, 2016 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 29, 2016, and incorporated herein by reference).
10.25†	Asset Purchase Agreement dated October 27, 2016, between Oculus Innovative Sciences, Inc. and Invekra, S.A.P.I de C.V. (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 31, 2016, and incorporated herein by reference).

10.26†	Amendment Agreement to Acquisition Option dated October 27, 2016, by and between More Pharma Corporation S. de R.L. de C.V. and Oculus Technologies of Mexico, S.A. de C.V. (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 31, 2016, and incorporated herein by reference).
10.27	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Robert Miller, dated November 30, 2016 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 1, 2016, and incorporated herein by reference).
10.28	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Bruce Thornton, dated November 30, 2016 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 1, 2016, and incorporated herein by reference).
10.29	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Robert Northey, dated November 30, 2016 (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 1, 2016, and incorporated herein by reference).
10.30	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Jeffrey Day, dated November 30, 2016 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 1, 2016, and incorporated herein by reference).
10.31	Employment Agreement by and between Sonoma Pharmaceuticals, Inc. and Marc Umscheid, dated December 31, 2016 (included as Exhibit 10.97 to the Company’s Quarterly Report on Form 10-Q filed February 17, 2017, and incorporated herein by reference).
10.32	Master Vendor Agreement by and between Sonoma Pharmaceuticals, Inc. and PetSmart Home Office, Inc., dated November 21, 2016 (included as Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed on June 28, 2017, and incorporated herein by reference).
10.33†	Distribution Agreement by and between Sonoma Pharmaceuticals, Inc. and G. Pohl-Boskamp GmbH & Co. KG, dated April 13, 2016 (included as Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on June 28, 2017, and incorporated herein by reference).
10.34	Amendment No. 8 to Office Lease Agreement by the between Oculus Innovative Sciences, Inc. and SSCOP Properties LLC, dated June 23, 2016 (included as Exhibit 10.34 to the Company’s Annual Report on Form 10-K on June 28, 2017, and incorporated herein by reference).
10.35	At Market Issuance Sales Agreement, dated December 8, 2017, by and between Sonoma Pharmaceuticals, Inc. and B. Riley FBR, Inc. (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K on December 8, 2017, and incorporated herein by reference).
14.1	Code of Business Conduct (included as Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on January 23, 2017, and incorporated herein by reference).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
†	Confidential treatment has been granted with respect to certain portions of this agreement.

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

SONOMA PHARMACEUTICALS, INC.

Date: February 14, 2018	By:	/s/ Jim Schutz
Jim Schutz
Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2018	By:	/s/ Robert Miller
Robert Miller
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

