Form 10-K
period 2018-03-31
Sonoma Pharmaceuticals, Inc.
filed 2018-06-26
CIK 1367083

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For transition period from _________________ to _________________

Commission File Number: 001-33216

SONOMA PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	68-0423298
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1129 N. McDowell Blvd.

Petaluma, California 94954

(Address of principal executive offices) (Zip Code)

(707) 283-0550

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.0001 par value Warrants (expiring January 26, 2020)	The Nasdaq Capital Market The Nasdaq Capital Market
(Title of Each Class)	(Name of Each Exchange on Which Registered)

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on September 29, 2017, was $22,029,606 based on a total of 4,220,231 shares of the registrant’s common stock held by non-affiliates on September 29, 2017, at the closing price of $5.22 per share, as reported on the Nasdaq Capital Market.

There were 6,421,239 shares of the registrant’s common stock issued and outstanding on June 21, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12, 13 and 14 of Part III will incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2018 annual meeting of stockholders.

i

PART I

This report includes “forward-looking statements.” The words “may,” “will,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “aim,” “seek,” “should,” “likely,” and similar expressions as they relate to us or our management are intended to identify these forward-looking statements. All statements by Sonoma regarding expected financial position, revenues, cash flows and other operating results, business strategy, legal proceedings and similar matters are forward-looking statements. Our expectations expressed or implied in these forward-looking statements may not turn out to be correct. Our results could be materially different from our expectations because of various risks, including the risks discussed in this report under “Part I — Item 1A — Risk Factors.” Any forward-looking statement speaks only as of the date as of which such statement is made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances, including unanticipated events, after the date as of which such statement was made.

ITEM 1. Business

Corporate Information

We originally incorporated as Micromed Laboratories, Inc. in 1999 under the laws of the State of California. We changed our name to Oculus Innovative Sciences, Inc. in 2001. In December 2006 we reincorporated under the laws of the State of Delaware and in December 2016, we changed our name to Sonoma Pharmaceuticals, Inc.

Our principal executive offices are located at 1129 N. McDowell Blvd., Petaluma, California, 94954. We have two active wholly-owned subsidiaries: Oculus Technologies of Mexico, S.A. de C.V., and Sonoma Pharmaceuticals Netherlands, B.V. Our fiscal year end is March 31. Our corporate telephone number is (707) 283-0550. Our website is www.sonomapharma.com. The website and any information contained therein or connected thereto is not intended to be incorporated into this report.

Overview

We are a specialty pharmaceutical company dedicated to identifying, developing and commercializing unique, differentiated therapies to millions of patients living with chronic skin conditions. We offer early-intervention relief with virtually no side-effects or contraindications. We believe our products, which are sold throughout the United States and internationally, have improved patient outcomes for more than six million patients by treating and reducing certain skin diseases including acne, atopic dermatitis, scarring, infections, itch, pain and harmful inflammatory responses. Our vision is to be a catalyst for improved care and increased access for all patients.

Business update

During the fiscal year ended March 31, 2018 and through June 11, 2018, we achieved several milestones;

•	Total revenues increased by 30% from $12.8 million in fiscal year 2017 to $16.7 million in fiscal year 2018;
•	Dermatology net revenue increased by 40% from $4.1 million in fiscal year 2017 to $5.8 million in fiscal year 2018;
•	Number of dermatology prescriptions filled increased 40% from 52,563 in fiscal year 2017 to 73,667 in fiscal year 2018;
•	Launched Loyon®, our product for scaling and erythema for various dermatoses in September 2017;
•	Partnered with the largest pharmaceutical company in Brazil to sell our proprietary HOCl dermatology products in Brazil;
•	Obtained four 510(k) clearances from the FDA for Loyon and to add antimicrobial language to several of our key products;
•	Hired 13 additional sales representatives for our sales team which now totals 28 representatives and six managers; and
•	Obtained several international approvals for our products, including in Brazil and the United Arab Emirates.

Business Channels

Our core market differentiation is based on being the leading developer and producer of stabilized hypochlorous acid, or HOCl, solutions. HOCl is known to be among the safest and most-effective ways to relieve itch, inflammation and burns while stimulating natural healing through increased oxygenation and eliminating persistent microorganisms and biofilms.

Our core market includes patients who suffer from various skin diseases, including dermatoses, acne, scarring, skin-barrier and scaly skin conditions. Our secondary market includes eye-hygiene and acute care markets. These conditions impact patients worldwide who have had to live with less than optimal solutions or ones that come with significant side-effects. Skin conditions can have significant, multi-dimensional effects on quality of life, including on patient’s physical, functional and emotional well-being.

We have also built on our HOCl technology foundation by adding two complementary technology platforms: Lipogrid® Skin Barrier solutions and Exuvimax™ Skin de-scaling solutions. Lipogrid is a lipid structural matrix of solid lipid particles and vesicles containing phospholipids, ceramides, fatty acids and cholesterol-type stabilizers that deliver building blocks to the dermis and protect the skin. Exuvimax contains a combination of dicaprylyl carbonate (Cetiol® Oil) and dimethicones that provide a patented formulation designed for a very effective but safe keratolytic effect which is the shedding of the top layer of skin. Our product Loyon® is based on the Exuvimax technology and its key benefit is to remove scale and therefore allow the topical treatments to work more effectively and faster on the underlying condition.

Dermatology

In the United States, we sell into dermatology markets with a growing sales team that visits or calls dermatologists. Our dermatology products are primarily purchased by distributors, wholesalers, and pharmacies.

Although specific customer requirements can vary depending on applications, customers generally demand quality, innovation, affordability and clinically-supported efficacy. We have responded to these customer demands by introducing new products that treat persistent and common dermatological afflictions, as well as promote healing and improve results for patients opting for cosmetic dermatology procedures. We are strategically focused on introducing innovative new products that are supported by human clinical data with applications that address specific dermatological procedures currently in demand. In addition, we look for markets where we can provide effective product line extensions and pricing to new product families. In the future, to increase market penetration beyond marketing to core dermatologists, we are also evaluating how our products fit into the aesthetic dermatologists and plastic surgeons practice.

We seek to extend and expand our strong ongoing relationships with customers through new products, sales of existing products, ongoing training and support, and distribution of skincare products. We primarily target practitioners through office visits, workshops, trade shows, webinars and trade journals. We also market to potential patients through brochures, workshops and websites. In addition, we offer clinical forums with recognized expert panelists to promote advanced treatment.

Eye Care and Advanced Tissue Care

Our eye care and advanced tissue care products provide patients similar benefits to those in dermatology. We support the eye care and advanced tissue care markets with a dedicated in-house sales force and through an inside call center. We have also entered into strategic partnerships with respected and influential physicians and surgeons to promote our products. Our eye care products include prescription and dispensing solutions prescribed mainly by ophthalmologists and optometrists supported by pharmacies and, in some cases, sold through wholesale networks. Our tissue care products are primarily purchased by hospitals, physicians, nurses, and other healthcare practitioners.

Animal Health Care

Our animal healthcare products provide similar benefits to those in human dermatology. For our animal health products, we partnered with Manna Pro Products, LLC to bring relief to pets and peace of mind to their owners. Manna Pro distributes non-prescription products to national pet-store retail chains, farm animal specialty stores, farm animal veterinarians, grocery stores and mass retailers in the United States and Canada. Through Manna Pro, we primarily target marketing efforts to veterinarians through trade shows and to customers through social media.

International

We sell products internationally through a worldwide distributor network in 48 countries. In these international markets, we have a network of partners, ranging from country specific distributors to large pharmaceutical companies and to full-service sales and marketing companies.

Europe

We rely on agreements with country-specific distributors for the sale of products in Europe, including Austria, Belgium, Croatia, Italy, the Netherlands, Germany, Greece, Hungary, the Czech Republic, Spain, Norway, Switzerland, Poland, Portugal, Slovenia, the Slovak Republic, Finland, Denmark, Montenegro and Serbia.

Mexico

On October 27, 2016, we sold certain parts of our Latin American business to Invekra S.A.P.I de C.V., an affiliate of Laboratorios Sanfer, with the ability of Invekra to set up its own manufacturing using some of our know-how and technology. During a transitional time period, we will provide technical assistance and supply products to Invekra at a reduced price from current list prices. We expect that revenues will decrease and cease if Laboratorios Sanfer begins to manufacture its own product. We are also entitled to receive a royalty of $2,500,000 to be paid in Mexican currency in quarterly installments over a period of ten years from closing as consideration for the provision of certain services and providing technical assistance, calculated as three per cent on net sales of certain products in Latin America, excluding Mexico. Since the $2,500,000 is to be paid in foreign currency, we may receive more or less than $2,500,000 due to currency fluctuations. During the year ended March 31, 2018, we received royalties of $312,500.

Rest of the World

Throughout the rest of the world, we use strategic partners and distributors for the sale of products into Brazil, South Korea, Japan, the People’s Republic of China, Singapore, Taiwan, Malaysia, Indonesia, the Philippines, India, Bangladesh, Sri Lanka, Australia, New Zealand, Thailand, United Arab Emirates, Saudi Arabia, Kuwait, Bahrain, South Africa, Jordan and Lebanon.

Employees

As of March 31, 2018, we employed a total of 78 full-time employees and one part-time employee in the United States and the Netherlands. Additionally, we had 138 employees in Mexico, all of which were contracted through an employment agency. As of March 31, 2018, we had a U.S. direct sales force of 34 employees and managers. We are not a party to any collective bargaining agreements. We believe relations with employees are very good.

U.S. Products

U.S. Dermatology - Levicyn™ Dermal Spray, Antipruritic Spray Gel, and Antipruritic Gel (formerly Alevicyn)

• •	Levicyn™ offers fast itch relief. LevicynTM is a HOCl-based topical prescription product indicated to manage and relieve the burning, itching and pain experienced with various types of dermatoses.

U.S. Dermatology - Celacyn® Scar Management Gel

• •

Celacyn® offers scar management.

Celacyn®, is a HOCl-based topical prescription product indicated to promote efficient healing through the management of new and old scars resulting from surgical procedures and trauma wounds or burns.

U.S. Dermatology - SebuDerm™ Topical Gel

• •

SebuDerm™ offers fast itch and pain relief.

SebuDerm™ is a HOCl-based topical prescription product indicated to manage and relieve the burning, itching, pain and distraction associated with seborrhea and seborrheic dermatitis.

U.S. Dermatology - Ceramax™ – Skin Barrier Cream

• •

Ceramax™ helps manage dry, itchy skin.

Ceramax™ is a Lipogrid® based topical prescription skin barrier cream indicated to relieve and manage the burning and itching associated with various skin conditions, including atopic dermatitis, and other dry skin conditions.

 U.S. Dermatology - Mondoxyne™ – Oral Antibiotic

• •

Mondoxyne™ helps manage acne.

Mondoxyne™ is a doxycycline-based prescription oral tetracycline antibiotic that contain a broad spectrum antibacterial synthetically derived from oxytertracycline, the second of the broad-spectrum tetracycline group of antibiotics to be discovered, used as a treatment for acne vulgaris.

U.S. Eye Care - Acuicyn™ Eyelid and Eyelash Hygiene

• •

Acuicyn™ offers safe and effective eyelid and eyelash hygiene.

Acuicyn™ is a HOCl-based topical prescription product indicated to relieve itch and inflammation while helping to keep areas around the eye clean.

 U.S. Wound Care - Microcyn® Advanced Tissue Care Management

• •

Microcyn® offers enhanced healing properties

Microcyn® is a HOCl-based topical line of products designed to stimulate expedited healing by targeting a wide range of pathogens including viruses, fungi, spores and bacteria, including antibiotic-resistant strains that slow the natural healing of wounds.

U.S. Animal Health – MicrocynAH® (retail) / MicrocynVS (veterinarian)

• •

MicrocynAH® and MicrocynVS offer enhanced healing properties for animals.

MicrocynAH® and MicrocynVS® are HOCl-based topical solutions designed to relieve the common symptoms of hot spots, scratches, skin rashes post-surgical sites and irritated animal skin and promote expedited healing

International Products

Pediacyn™, Epicyn™, Gramaderm™, Microdacyn®

• • • •

Outside the United Sates, we sell mainly advanced tissue care and dermatology solutions.

Pediacyn™, Epicyn™ and Gramaderm™ offer relief for dermatoses, scar management and acne respectively.

Microdacyn® offers enhanced wound healing properties.

We partner with distributors in Europe, Brazil and Asia for the sale of our products.

Research and Development

Research and development expense consists primarily of personnel expenses, clinical and regulatory services and supplies. For the years ended March 31, 2018 and 2017, research and development expense amounted to $1,575,000 and $1,576,000, respectively. None of these expenses were borne by our customers.

Manufacturing and Packaging

We manufacture products at facilities in Petaluma, California and Zapopan, Mexico. We have developed an automated manufacturing process and conduct quality assurance testing on each production batch in accordance with current U.S., Mexican and international Current Good Manufacturing Practices. Both facilities are required to meet and maintain regulatory standards applicable to the manufacture of pharmaceutical and medical device products. Our United States facilities are certified and comply with U.S. Current Good Manufacturing Practices, Quality Systems Regulations for medical devices, and International Organization for Standardization, or ISO, guidelines. Our Mexican facility has been approved by the Ministry of Health and is also ISO 13485 certified.

Our machines tested regularly, which is part of a validation protocol mandated by U.S., Mexican and international Current Good Manufacturing Practices, Quality Systems Regulation, and ISO requirements. This validation is designed to ensure that the final product is consistently manufactured in accordance with product specifications at all manufacturing sites. Certain materials and components used in manufacturing are proprietary to Sonoma.

We believe we own a sufficient number of machines to produce an adequate amount of product to meet anticipated future requirements for at least the next two years. With expansion into new geographic markets, we may establish additional manufacturing facilities to better serve those new markets.

U.S. Regulatory Approvals and Clearances

To date, we have obtained 21 U.S. Food and Drug Administration, or FDA, clearances permitting the sale of products as medical devices for Section 510(k) of the Federal Food, Drug and Cosmetic Act in the United States.

International Regulatory Approvals and Clearances

Outside the United States, we sell products for dermatological and advanced tissue care with a European Conformity marking, Conformité Européenne, or CE. These CEs cover 25 products in 47 countries with various approvals in Brazil, China, Southeast Asia, South Korea, India, Australia, New Zealand, and the Middle East.

The following table summarizes our material current regulatory approvals and clearances by brand.

Brand	Approval Type	Year of Approval	Summary Indication

Loyon®	U.S. 510(k)	2017	Intended to manage skin scaling experienced with various types of dermatoses.

Lasercyn™	U.S. 510(k) EU CE Mark	2016 2016	Indicated for the management of post non ablative laser therapy procedures, post microdermabrasion therapy and following superficial chemical peels, and to relieve itch and pain from minor skin irritations, lacerations, abrasions and minor burns.

MucoClyns™	EU CE Mark	2016	Indicated for the use in emergencies and safe to use on mucous membranes, cuts, abrasions, burns and body surfaces for the treatment immediately after an unexpected exposure to infection risk, and professional medical attention.

Sinudox™	EU CE Mark	2016	Solution intended for nasal irrigation, including the moistening of cuts, abrasions and lacerations located in the nasal cavity.

Ceramax™ Skin Barrier Cream	U.S. 510(k)	2015	Management of dry itchy skin, minor skin irritations, rashes, and inflammation caused by various skin conditions based on patented Lipogrid® Technology.

Sebuderm™ Topical Gel	U.S. 510(k)	2015	Manages and relieves the burning, itching, erythema, scaling, and pain experienced with seborrhea and seborrheic dermatitis. It also helps to relieve dry, waxy skin by maintaining a moist wound and skin environment, which is beneficial to the healing process.

Celacyn®	U.S. 510(k)	2013	As hydrogel for the management of old and new hypertrophic and keloid scarring resulting from burns, general surgical procedures and trauma wounds.

Alevicyn™	U.S. 510(k) EU CE Mark	2011 2013	As hydrogel for the management and relief of burning, itching and pain experienced with various types of dermatoses, including atopic dermatitis and radiation dermatitis.

Epicyn™	U.S. 510(k) EU CE Mark	2011 2013	Manages and relieves itching, burning and pain experienced with various types of dermatoses, including atopic dermatitis, first- and second-degree burns. Indicated as an adjuvant in the wound healing process with wounds that can only heal by secondary intention in maturation phase. Epicyn™ is effective for the management and reduction of new and existing hypertrophic and keloid scars.

Gramaderm®	EU CE Mark	2013	As a dermatological solution or hydrogel for the topical treatment of mild to moderate acne.

Microcyn™ Antimicrobial Hydrogel	U.S. 510(k)	2018	Manages minor skin irritations following post non ablative laser therapy procedures, post microdermabrasion therapy or superficial chemical peels. Relieves itch and pain from minor skin irritations, lacerations, abrasions, and minor burns.

Microcyn™ Antimicrobial Skin and Wound Cleanser	U.S. 510(k)	2017	Cleansing, irrigation, moistening, debridement and removal of foreign material from wounds, including stage I-IV pressure ulcers, diabetic foot ulcers, post-surgical wounds, first- and second-degree burns, grafted and donor sites as preservative, abrasions, minor irritations of the skin.

Significant Customers

We rely on certain key customers for a significant portion of revenues. In the US, our key customers are pharmaceutical wholesalers, including AmerisourceBergen, McKesson and Cardinal, that purchase our products and resell to retail pharmacies like CVS, Walgreens and Walmart. At March 31, 2018, one customer represented 36% and a second 18%, of the net accounts receivable balance. For the year ended March 31, 2018, one customer represented 22%, another 19%, a third 13%, and a fourth 12% of net revenues. At March 31, 2017, one customer represented 26%, a second 22%, a third 18%, and a fourth 17% of the net accounts receivable balance. For the year ended March 31, 2017, one customer represented 12%, a second 11%, and a third 10% of net revenues.

Contract Testing

We also operate a microbiology contract testing laboratory division that provides consulting and laboratory services to medical companies that design and manufacture biomedical devices and drugs, as well as testing our current and potential products. This testing laboratory complies with U.S. Current Good Manufacturing Practices and Quality Systems Regulations.

Intellectual Property

Our success depends in part on an ability to obtain and maintain proprietary protection for product technology and know-how, to operate without infringing proprietary rights of others, and to prevent others from infringing on our proprietary rights. We seek to protect a proprietary position by, among other methods, filing, when possible, U.S. and foreign patent applications relating to technology, inventions and improvements that are important to the business. We also rely on trade secrets, know-how, continuing technological innovation, and in-licensing opportunities to develop and maintain a proprietary position.

As of June 6, 2018, we own a total of 70 issued patents, consisting of 15 issued U.S. patents and 55 issued foreign patents. We also have 28 pending U.S. and foreign patent applications. All patent applications as well as issued patents are directed at our HOCl technology. The issued U.S. and foreign patents expire in 2022-2029.

In addition to our patents and applications, there is licensed technology developed in Japan relating to an electrolyzed water solution, methods of manufacture and electrolytic cell designs. This license includes three issued Japanese patents.

Although we work diligently to protect proprietary technology, there are no assurances that any patent will be issued from currently pending patent applications or from future patent applications. The scope of any patent protection may not exclude competitors or provide competitive advantages, and any patent may not be held valid if subsequently challenged, and others may claim rights in or ownership of patents and proprietary rights. Furthermore, others may develop products similar to ours and may duplicate any of the products or design around patents.

We have also filed for trademark protection for marks used with products in each of the following regions: United States, Europe, Canada, certain countries in Central and South America, including Mexico and Brazil, certain countries in the Middle East and certain countries in Asia, including Japan, China, Hong Kong, the Republic of Korea, India and Australia. In addition to patents and trademarks, we rely on trade secret and other intellectual property laws, nondisclosure agreements and other measures to protect intellectual property rights. We believe that in order to have a competitive advantage, we must develop and maintain the proprietary aspects of technologies. Employees, consultants and advisors are required to execute confidentiality agreements in connection with their employment, consulting or advisory relationships. Employees, consultants and advisors with whom we expect to work with are also required to disclose and assign to us all inventions made in the course of a working relationship with them, while using intellectual property or which relate to our business. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of the products or to wrongfully obtain or use information that regarded as proprietary.

Competition

We compete globally across four main channels: dermatology, eye care, advanced tissue care and animal health with three main technology platforms: Stabilized Hypochlorous Acid, also referred to as HOCl Fast-Relief Technology, Lipogrid Skin-Barrier Technology and Exuvimax Scale-Removal Technology.

Dermatology

Our dermatology products are at the forefront of HOCl-based solutions, a safe and highly effective active ingredient designed to relieve itching, burning and inflammation and acts as a highly effective antimicrobial agent. We believe no other solutions on the market provide the same patient benefits at the levels of safety and cost. Our HOCl-based solutions face significant competition in the United States from prescription products including corticosteroids, topical steroids and topical antibiotics. Our opportunity as an adjunct to these steroids is based on the insight that many doctors and patients limit steroid and antibiotic use due to potential side effects. These side effects include bacterial resistance, stinging, burning and inflammation for topical antibiotics and stretch marks, easy bruising, tearing of the skin and, to a lesser extent, enlarged of blood vessels for topical steroids. Our HOCI-based products are safe, non-toxic and have shown few side effects in clinical studies.

Advanced Tissue Care Markets

Similar to our dermatology products, our HOCl-based advanced tissue care solutions provide improved efficacy at low costs than traditional acute care products. Our HOCl-based solutions compete with topical anti-infectives and antibiotics, as well as some advanced wound technologies, such as skin substitutes, growth factors and delayed release silver-based dressings. Our opportunity in this space relative to antibiotics is based on the insight that competing antibiotic solutions may have resistance-building properties.

Factors Affecting Competitive Position

While some other companies are able to produce small molecule, HOCI-based formulations, based on our research, their products may become unstable after a relatively short period of time or have large ranges of effectiveness. We believe our HOCl-based solutions are among the most stable therapeutics available.

Some of the competitors in the dermatology, advanced tissue care markets and animal health care enjoy several competitive advantages. These include:

•	greater name recognition;
•	established relationships with healthcare professionals, patients and third-party payors;
•	established distribution networks;
•	additional product lines and the ability to offer rebates or bundle products to offer discounts or incentives;
•	experience in conducting research and development, manufacturing, obtaining regulatory approval for products and marketing; and
•	financial and human resources for product development, sales and marketing and patient support.

Government Regulation

Government authorities in the United States, at the federal, state and local levels, and foreign countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, promotion, advertising, distribution, sampling, marketing, and import and export of pharmaceutical products, biologics and medical devices. All of our products in development will require regulatory approval or clearance by government agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous pre-clinical and clinical trials and other approval procedures of the FDA and similar regulatory authorities in foreign countries. Various federal, state, local and foreign statutes and regulations also govern testing, manufacturing, safety, labeling, storage, distribution and record-keeping related to such products and their marketing. The process of obtaining these approvals and clearances, and the subsequent process of maintaining substantial compliance with appropriate federal, state, local, and foreign statutes and regulations, require the expenditure of substantial time and financial resources. In addition, statutes, rules, regulations and policies may change and new legislation or regulations may be issued that could delay such approvals.

Medical Device Regulation

To date, we have received 21 510(k) clearances for use of products as medical devices in tissue care management, such as cleaning, debridement, lubricating, moistening and dressing, including for acute and chronic wounds, and in dermatology applications. Any future product candidates or new applications classified as medical devices will require clearance by the FDA.

Medical devices are subject to FDA clearance and extensive regulation under the Federal Food Drug and Cosmetic Act. Under the Federal Food Drug and Cosmetic Act, medical devices are classified into one of three classes: Class I, Class II or Class III. The classification of a device into one of these three classes generally depends on the degree of risk associated with the medical device and the extent of control needed to ensure safety and effectiveness. Devices may also be designated unclassified. Unclassified devices are legally marketed pre-amendment devices for which a classification regulation has yet to be finalized and for which a pre-market approval is not required.

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

Both before and after a medical device is commercially distributed, manufacturers and marketers of the device have ongoing responsibilities under FDA regulations. The FDA reviews design and manufacturing practices, labeling and record keeping, and manufacturers’ required reports of adverse experiences and other information to identify potential problems with marketed medical devices. Device manufacturers are subject to periodic and unannounced inspection by the FDA for compliance with the Quality System Regulation, which sets forth the Current Good Manufacturing Practice requirements that govern the methods used in, and the facilities and controls used for the design, manufacture, packaging, servicing, labeling, storage, installation and distribution of all finished medical devices intended for human use.

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

If the FDA finds that a manufacturer has failed to comply with FDA laws and regulations or that a medical device is ineffective or poses an unreasonable health risk, it can institute or seek a wide variety of enforcement actions and remedies, ranging from a public warning letter to more severe actions such as:

•	imposing fines, injunctions and civil penalties
•	requiring a recall or seizure of products
•	implementing operating restrictions, which can include a partial suspension or total shutdown of production
•	refusing requests for 510(k) clearance or pre-market approval of new products
•	withdrawing 510(k) clearance or pre-market approval approvals already granted
•	criminal prosecution

The FDA also has the authority to require a company to repair, replace, or refund the cost of any medical device.

The FDA also administers certain controls over the export of medical devices from the United States, as international sales of medical devices that have not received FDA clearance are subject to FDA export requirements. Additionally, each foreign country subjects such medical devices to its own regulatory requirements. In the European Union, there is a single regulatory approval process and approval is represented by the presence of a CE marking.

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

Health Care Coverage and Reimbursement by Third-Party Payors

Commercial success in marketing and selling products depends, in part, on the availability of adequate coverage and reimbursement from third-party health care payors, such as government and private health insurers and managed care organizations. Third-party payors are increasingly challenging the pricing of medical products and services. Government and private sector initiatives to limit the growth of health care costs, including price regulation, competitive pricing, and managed-care arrangements, are continuing in many countries where we do business, including the United States. These changes are causing the marketplace to be more cost-conscious and focused on the delivery of more cost-effective medical products. Government programs, including Medicare and Medicaid, private health care insurance companies, and managed-care plans control costs by limiting coverage and the amount of reimbursement for particular procedures or treatments. This has created an increasing level of price sensitivity among customers for our products. Some third-party payors also require that a favorable coverage determination be made for new or innovative medical devices or therapies before they will provide reimbursement of those medical devices or therapies. Even though a new medical product may have been cleared or approved for commercial distribution, we may find limited demand for the product until adequate coverage and reimbursement have been obtained from governmental and other third-party payors.

Fraud and Abuse Laws

In the United States, we are subject to various federal and state laws pertaining to healthcare fraud and abuse, which, among other things, prohibit the offer or acceptance of remuneration intended to induce or in exchange for the purchase of products or services reimbursed under a federal healthcare program and the submission of false or fraudulent claims with the government. These laws include the federal Anti-Kickback Statute, the False Claims Act and comparable state laws. These laws regulate the activities of entities involved in the healthcare industry, such as Sonoma, by limiting the kinds of financial arrangements such entities may have with healthcare providers who use or recommend the use of medical products, including, for example, sales and marketing programs, advisory boards and research and educational grants. In addition, in order to ensure that healthcare entities comply with healthcare laws, the Office of Inspector General of the U.S. Department of Health and Human Services recommends that healthcare entities institute effective compliance programs. To assist in the development of effective compliance programs, the Office of Inspector General has issued model Compliance Program Guidance, materials for a variety of healthcare entities which, among other things, identify practices to avoid that may implicate the federal Anti-Kickback Statute and other relevant laws and describes elements of an effective compliance program. While compliance with the Compliance Program Guidance materials is voluntary, a California law requires pharmaceutical and devices manufacturers to initiate compliance programs that incorporate the Compliance Program Guidance and the July 2002 Pharmaceuticals Research and Manufacturers of America Code on Interactions with Healthcare Professionals.

Due to the scope and breadth of the provisions of some of these laws, it is possible that some of our practices might be challenged by the government under one or more of these laws in the future. Violations of these laws, which are discussed more fully below, can lead to civil and criminal penalties, damages, imprisonment, fines, exclusion from participation in Medicare, Medicaid and other federal health care programs, and the curtailment or restructuring of operations. Any such violations could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Anti-Kickback Laws

Our operations are subject to federal and state anti-kickback laws. The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration directly or indirectly to induce either the referral of an individual for a good or service reimbursed under a federal healthcare program, or the furnishing, recommending, or arranging of a good or service, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. The definition of “remuneration” has been broadly interpreted to include anything of value, including such items as gifts, discounts, the furnishing of supplies or equipment, waiver of co-payments, and providing anything at less than its fair market value. Because the Anti-Kickback Statute makes illegal a wide variety of common, even beneficial, business arrangements, the Office of Inspector General was tasked with issuing regulations, commonly known as “safe harbors,” that describe arrangements where the risk of illegal remuneration is minimal. As long as all of the requirements of a particular safe harbor are strictly met, the entity engaging in that activity will not be prosecuted under the federal Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, business arrangements that do not fully satisfy an applicable safe harbor may result in increased scrutiny by government enforcement authorities, such as the Office of Inspector General. Our agreements to pay compensation to our advisory board members and physicians who provide other services for we may be subject to challenge to the extent they do not fall within relevant safe harbors under state and federal anti-kickback laws. In addition, many states have adopted laws similar to the federal Anti-Kickback Statute, which apply to the referral of patients for health care services reimbursed by Medicaid, and some have adopted such laws with respect to private insurance. Violations of the Anti-Kickback Statute are subject to significant fines and penalties and may lead to a company being excluded from participating in federal health care programs.

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

Health Information Privacy and Security

Individually, identifiable health information is subject to an array of federal and state regulation. Federal rules promulgated pursuant to HIPAA regulate the use and disclosure of health information by “covered entities.” Covered entities include individual and institutional health care providers from which we may receive individually identifiable health information. These regulations govern, among other things, the use and disclosure of health information for research purposes, and require the covered entity to obtain the written authorization of the individual before using or disclosing health information for research. Failure of the covered entity to obtain such authorization could subject the covered entity to civil and criminal penalties. We may experience delays and complex negotiations in dealing with each entity’s differing interpretation of the regulations and what is required for compliance. Also, where our customers or contractors are covered entities, including hospitals, universities, physicians or clinics, we may be required by the HIPAA regulations to enter into “business associate” agreements that subject the company to certain privacy and security requirements. In addition, many states have laws that apply to the use and disclosure of health information, and these laws could also affect the manner in which we conduct research and other aspects of business. Such state laws are not preempted by the federal privacy law when such laws afford greater privacy protection to the individual than the federal law. While activities to assure compliance with health information privacy laws are a routine business practice, we are unable to predict the extent to which resources may be diverted in the event of an investigation or enforcement action with respect to such laws.

Foreign Regulation

Whether or not we obtain FDA approval for a product, approval of a product by the applicable regulatory authorities of foreign countries must be obtained before clinical trials or marketing of the product in those countries can begin. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement also vary greatly from country to country. Although governed by the applicable country, clinical trials conducted outside of the United States typically are administered under a three-phase sequential process similar to that discussed above for medical devices.

European Union Regulation

Medical Device Regulation

Our products are classified as medical devices in the European Union. In order to sell medical device products within the European Union, we are required to comply with the requirements of the Medical Devices Directive, and its national implementations, including affixing CE markings on products. The CE marking indicates a product’s compliance with EU legislation and so enables the sale of products throughout the European Economic Area, or the EEA, comprising the 28 Member States of the EU and European Free Trade Association, or EFTA, countries Iceland, Norway, and Liechtenstein. In order to comply with the Medical Devices Directive, we must meet certain requirements relating to the safety and performance of products and, prior to marketing products, we must successfully undergo verification of products’ regulatory compliance, or conformity assessment.

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

We received a CE certificate for 25 of its Class IIB medical devices, which allows us to affix CE markings on these products and sell them in Europe. We may not be able to maintain the requirements established for CE markings for any or all of our products or be able to produce these products in a timely and profitable manner while complying with the requirements of the Medical Devices Directive and other regulatory requirements.

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

Under the General Health Law, a business that manufactures drugs is either required to obtain a “Sanitary Authorization” or to file an “Operating Notice.” Our Mexican subsidiary, Oculus Technologies of Mexico, S.A. de C.V., is considered a business that manufactures medical devices and therefore is not subject to a Sanitary Authorization, but rather only required to file an Operating Notice.

In addition to its Operating Notice, our Mexico subsidiary has obtained a “Good Processing Practices Certificate” issued by Mexican Federal Commission for the Protection against Sanitary Risks, which demonstrates that the manufacturing at our facility located in Zapopan, Mexico, operates in accordance with the applicable official standards.

In addition, regulatory approval of prices is required in most countries other than the United States, which could result in lengthy negotiations delaying our ability to commercialize products. We face the risk that the prices which result from the regulatory approval process would be insufficient to generate an acceptable return.

Available Information

We make a vailable on sonomapharma.com, free of charge, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, as soon as reasonably practicable after electronically filing or furnishing such materials to the Securities and Exchange Commission, or SEC. Sonomapharma.com and the information contained therein or connected thereto are not intended to be incorporated into this annual report on Form 10-K. You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549, on official business days during the hours of 10:00 am to 3:00 pm. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

ITEM 1A. Risk Factors

Risks Related to Our Business

We have a history of losses, we expect to continue to incur losses and we may never achieve profitability.

We reported a loss from continuing operations of $14,328,000 and $8,669,000 and for the years ended March 31, 2018 and 2017, respectively. At March 31, 2018 and 2017, our accumulated deficit amounted to $157,440,000 and $143,101,000, respectively. We had working capital of $12,993,000 and $19,355,000 as of March 31, 2018 and 2017, respectively. During the year ended March 31, 2018 and 2017, net cash used in operating activities amounted to $12,439,000 and $8,167,000, respectively. As of March 31, 2018, we had cash and cash equivalents of $10,066,000. We expect to continue incurring losses for the foreseeable future and may never achieve or sustain profitability.

Our ability to generate revenue will be diminished if we are unable to obtain acceptable prices or an adequate level of reimbursement from third-party payors, or if the number of people with insurance were to drop significantly.

Currently, none of our products are reimbursed by federal healthcare programs, such as Medicare and Medicaid, and we do not anticipate that they will be reimbursed by such programs in the future. In addition, our ability to negotiate favorable contracts with non-governmental payors, including managed-care plans or group purchasing organizations, as these payors continue to reduce costs, may significantly affect our future revenue and profitability. In the United States, governmental and private payors have limited the growth of health care costs through price regulation or controls, competitive pricing programs and drug rebate programs. Our ability to commercialize our products successfully will depend in part on the extent to which appropriate coverage and reimbursement levels for the cost of our products and related treatment are obtained from governmental authorities, private health insurers and other organizations, such as health maintenance organizations, or HMOs.

There is significant uncertainty concerning third-party coverage and reimbursement of newly approved medical products. Third-party payors are increasingly challenging the prices charged for medical products and services. Also, the trend toward managed healthcare in the United States and the concurrent growth of organizations such as HMOs, as well as the “Affordable Care Act,” or any new healthcare laws may result in lower prices for or rejection of our products. The cost containment measures that health care payors and providers are instituting and the effect of any healthcare reform or changes to managed healthcare could materially and adversely affect our ability to generate revenues.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the health care system in ways that could affect our ability to sell our products profitably. These cost reduction initiatives and legislation could decrease the coverage and price that we receive for any approved products and could seriously harm our business.

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

Additionally, many states have proposed legislation that seeks to regulate pharmaceutical drug pricing by way of public disclosure or by placing price ceilings on products. If such legislation is passed, it may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of our HOCI-based solutions or products.

We expect to experience pricing pressures in connection with the sale of our dermatological products, due to the trend toward managed health care, the increasing influence of health maintenance organizations and additional legislative proposals. If we fail to successfully secure and maintain reimbursement coverage for our products or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our products and our business will be harmed.

We face pricing pressure from private third-party payers, including our customers, from rebates and restrictive reimbursement practices.

Increasingly, private health insurance companies and self-insured employers have been raising co-payments required from beneficiaries and looking for other ways to shift more of the cost burden to manufacturers and patients. This cost shifting has given consumers greater control of medication choices, as they pay for a larger portion of their prescription costs and may cause consumers to favor lower cost generic alternatives to branded pharmaceuticals. Additionally, patients continue to face cost reduction pressures that may cause them to curtail their use of, or seek reimbursement for, our products, to negotiate reduced fees or other concessions or to delay payment. Third-party payors may reduce or limit reimbursement for our products in the future, such as by withdrawing their coverage policies, canceling any future contracts with us, reviewing and adjusting the rate of reimbursement, or imposing limitations on coverage. A high number of concessions or reductions in reimbursement could have a material adverse effect on our revenues, financial position, cash flows and results of operations.

Our ability to generate revenue will be diminished if we are unable to manage customer product substitutions.

Similar to other pharmaceutical companies, our customers are increasingly seeking lower-cost substitutes to our products. Even if our customers have a prescription for our product, the pharmacist may recommend a less expensive product even if that product is less effective or designed for conditions different from what the customer is seeking to treat. As a result, the customer may choose to abandon purchasing our prescribed product for a less expensive alternative product resulting in a lost sale for us. If the number of customers substituting our products increases, it will have a material adverse effect on our revenues, financial position, cash flows and results of operations.

Because our revenues from the Latin American assets sold to Invekra on October 27, 2016 represented a significant portion of our reported total consolidated revenues during the fiscal years ended March 31, 2018 and 2017, our business following the sale transaction may be substantially reduced and less diversified.

Our revenues from our Latin American business that we sold to Invekra on October 27, 2016, were $3,007,000 and $1,299,000 for the years ended March 31, 2018 and 2017, respectively. We will continue to supply products at a reduced price from list prices to Invekra pursuant to our contractual obligations for a transition period until, at the latest, October 27, 2020, while Invekra builds its own manufacturing lines. However, we expect that our future revenues from Latin American sales will be substantially reduced which may adversely affect our results of operations and financial condition. We are also entitled to receive a royalty of $2,500,000 to be paid in Mexican currency in quarterly installments over a period of ten years from closing as consideration for the provision of certain services and providing technical assistance, calculated as three per cent on net sales of certain products in Latin America, excluding Mexico. Since the $2,500,000 is to be paid in foreign currency, we may receive more or less than $2,500,000 due to currency fluctuations. During the year ended March 31, 2018, we received royalties of $312,500. We intend to use the proceeds from the sale of the assets to grow our U.S. dermatology business. However, we may encounter unanticipated difficulties or challenges as we continue to develop our U.S. dermatology business and internal sales force. We may not be able to grow our dermatology business fast enough to offset the loss of revenue from Latin American sales, or at all. If we are unable to increase our dermatology revenues or international sales, our results of operations and financial condition may be adversely affected.

We have broad discretion in how we use the proceeds from the Latin American asset sale to Invekra, and we may use the proceeds in ways in which our stockholders may disagree.

We received an aggregate purchase price of $22,000,000, with $18,000,000 paid in cash upon closing, $1,500,000 was held in escrow until completion of our obligation to deliver certain equipment and paid to us on March 16, 2017, and future variable consideration representing 3% of net sales of certain products in Latin America, excluding Mexico (with a minimum guaranteed payment of $2,500,000) to be paid in Mexican currency in quarterly installments over a period of ten years from closing. Because the $2,500,000 is to be paid in foreign currency, we may receive more or less than $2,500,000 due to currency fluctuations. We intend to use the proceeds from the sale to grow our U.S. dermatology business, such as, among others, to increase our direct sales force, to develop and launch new products and for general working capital. Our management will have broad discretion in the application of the proceeds from the asset sale and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our common stock. We cannot guarantee that our efforts to grow our U.S. dermatology business will succeed and result in increased sales or revenues. The failure by management to apply the proceeds effectively could result in financial losses that could have a material adverse effect on our business or cause the price of our common stock to decline.

Our dermatology sales may be subject to seasonal fluctuations.

Sales of our dermatological products depend in part on the type of insurance coverage of patients. With the decrease of managed care plans and the rise of high-deductible insurance plans, we have experienced slower sales for our dermatological products in the beginning of the calendar year or the first quarter of each calendar year, our fourth fiscal quarter. This is due to insurance deductibles being reset at the beginning of each new calendar year and changing copays and patients deciding to withhold purchases of our products. Fluctuations may negatively affect our business and results of operations.

If we are unable to expand or retain our direct domestic sales force, we may not be able to successfully sell our products in the United States.

We currently use a direct sales force to sell our products in the dermatology markets. Expanding our sales force is expensive and time consuming, and the lack of qualified sales personnel could delay or limit the success of our product launch in the United States. Our domestic sales force competes with the sales operations of our competitors, which are better funded and more experienced. We may not be able to expand or retain our domestic sales capacity on a timely basis, or in the markets that we desire, or at all.

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

We do not have the necessary regulatory approvals to market HOCI as a drug in the United States.

We have obtained 21 510(k) clearances in the United States that permit us to sell HOCI-based and other products as medical devices. However, before we are permitted to sell HOCI as a drug in the United States, we must, among other things, successfully complete additional preclinical studies and well-controlled clinical trials, submit a new drug application to the FDA and obtain FDA approval.

The FDA approval process is expensive and uncertain, requires detailed and comprehensive scientific and other data and generally takes several years. Despite the time and expense exerted, approval is never guaranteed. Even if we obtain FDA approval to sell HOCI as a drug, we may not be able to successfully commercialize HOCI as a drug in the United States and may never recover the substantial costs we have invested in the development of our HOCI-based products.

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

The outcomes of clinical trials are inherently uncertain. In addition, we do not know whether the necessary approvals or clearances will be granted or delayed for future products. The FDA could request additional information, changes to product formulation(s) or clinical testing that could adversely affect the time to market and sale of products as drugs. If we do not obtain the requisite regulatory clearances and approvals, we will be unable to commercialize our products as drugs or devices and may never recover any of the substantial costs we have invested in the development of HOCI.

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

Competitors have and may continue to develop products with similar characteristics to HOCI. Such similar products marketed by larger competitors can hinder our efforts to penetrate the market. As a result, we may be forced to modify or alter our business and regulatory strategy and sales and marketing plans, as a response to changes in the market, competition and technology limitations, among others. Such modifications may pose additional delays in achieving our goals.

We depend on third parties and intend to continue to license or collaborate with third parties in various potential markets, and events involving these strategic partners or any future collaboration could delay or prevent us from developing or commercializing products.

Our business strategy and our short- and long-term operating results depend in part on our ability to execute on existing strategic collaborations and to license or partner with new strategic partners. We believe collaborations allow us to leverage our resources and technologies and to access markets that are compatible with our own core areas of expertise while avoiding the cost of establishing or maintaining a direct sales force in each market. We may incur significant costs in the use of third parties to identify and assist in establishing relationships with potential collaborators. We currently have a direct sales force, which sells our products in the tissue care and dermatology markets, and we use distributors for sales in the animal health care market.

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

Although we have a significant number of customers in each of the geographic markets that we operate in, we rely on certain key customers for a significant portion of our revenues. For the year ended March 31, 2018, one customer represented 22%, one customer represented 19%, one customer represented 13% and one customer represented 12% of net revenues. For the year ended March 31, 2017, one customer represented 12%, and two customers each represented 10% of net revenues. In the future, a small number of customers may continue to represent a significant portion of our total revenues in any given period. These customers may not consistently purchase our products at a particular rate over any subsequent period. The loss of any of these customers could adversely affect our revenues.

Negative economic conditions increase the risk that we could suffer unrecoverable losses on our customers’ accounts receivable which would adversely affect our financial results.

We grant credit to our business customers, which are primarily located in Mexico, Europe and the United States. Collateral is generally not required for trade receivables. We maintain allowances for potential credit losses. At March 31, 2018, one customer represented 36% and one customer represented 18% of the net accounts receivable balance. At March 31, 2017, one customer represented 26%, one customer represented 12%, and one customer represented 10% of the net accounts receivable balance. While we believe we have a varied customer base and have experienced strong collections in the past, if current economic conditions disproportionately impact any one of our key customers, including reductions in their purchasing commitments to us or their ability to pay their obligations, it could have a material adverse effect on our revenues and liquidity. We have not purchased insurance on our accounts receivable balances.

If we fail to comply with ongoing regulatory requirements, or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market.

Regulatory approvals or clearances that we currently have and that we may receive in the future are subject to limitations on the indicated uses for which the products may be marketed, and any future approvals could contain requirements for potentially costly post-marketing follow-up studies. If the FDA determines that our promotional materials or activities constitute promotion of an unapproved use or we otherwise fail to comply with FDA regulations, we may be subject to regulatory enforcement actions, including warning letters, injunctions, seizures, civil fines or criminal penalties. In addition, the manufacturing, labeling, packaging, adverse event reporting, storing, advertising, promoting, distributing and record-keeping for approved products are subject to extensive regulation. We are subject to continued supervision by European regulatory agencies relating to our CE markings and are required to report any serious adverse incidents to the appropriate authorities. Our manufacturing facilities, processes and specifications are subject to periodic inspection by the FDA, Mexican and other regulatory authorities and, from time to time, we may receive notices of deficiencies from these agencies as a result of such inspections. Our failure to continue to meet regulatory standards or to remedy any deficiencies could result in restrictions being imposed on our products or manufacturing processes, fines, suspension or loss of regulatory approvals or clearances, product recalls, termination of distribution, product seizures or the need to invest substantial resources to comply with various existing and new requirements. In the more egregious cases, criminal sanctions, civil penalties, disgorgement of profits or closure of our manufacturing facilities are possible. The subsequent discovery of previously unknown problems with HOCI, including adverse events of unanticipated severity or frequency, may result in restrictions on the marketing of our products, and could include voluntary or mandatory recall or withdrawal of products from the market.

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

We may experience difficulties in manufacturing our products, which could prevent us from commercializing one or more of our products.

The machines used to manufacture our products are complex, use complicated software and must be monitored by highly trained engineers. Slight deviations anywhere in our manufacturing process, including quality control, labeling and packaging, could lead to a failure to meet the specifications required by the FDA, the Environmental Protection Agency, European notified bodies, Mexican regulatory agencies and other foreign regulatory bodies, which may result in lot failures or product recalls. If we are unable to obtain quality internal and external components, mechanical and electrical parts, if our software contains defects or is corrupted, or if we are unable to attract and retain qualified technicians to manufacture our products, our manufacturing output of HOCI, or any other product candidate based on our platform that we may develop, could fail to meet required standards, our regulatory approvals could be delayed, denied or revoked, and commercialization of one or more of our products may be delayed or foregone. Manufacturing processes that are used to produce the smaller quantities of HOCI-based products needed for clinical tests and current commercial sales may not be successfully scaled up to allow production of significant commercial quantities. Any failure to manufacture our products to required standards on a commercial scale could result in reduced revenues, delays in generating revenue and increased costs.

Our competitive position depends on our ability to protect our intellectual property and our proprietary technologies.

Our ability to compete and to achieve and maintain profitability depends on our ability to protect our intellectual property and proprietary technologies. We currently rely on a combination of patents, patent applications, trademarks, trade secret laws, confidentiality agreements, license agreements and invention assignment agreements to protect our intellectual property rights. We also rely upon unpatented know-how and continuing technological innovation to develop and maintain our competitive position. These measures may not be adequate to safeguard our HOCI technology. If we do not protect our rights adequately, third parties could use our technology, and our ability to compete in the market would be reduced.

Although we have filed several U.S. and foreign patent applications related to our HOCI-based products, the manufacturing technology for making the products, and their uses, only 15 U.S. patents have been issued from these applications to date.

Our pending patent applications and any patent applications we may file in the future may not result in issued patents, and we do not know whether any of our in-licensed patents or any additional patents that might ultimately be issued by the U.S. Patent and Trademark Office or foreign regulatory body will protect our HOCI technology. Any claims that are issued may not be sufficiently broad to prevent third parties from producing competing substitutes and may be infringed, designed around, or invalidated by third parties. Even issued patents may later be found to be invalid, or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. For example, our European patent that was initially issued on May 30, 2007 was revoked by the Opposition Division of the European Patent Office in December 2009 following opposition proceedings instituted by a competitor.

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

We operate in the State of California. The laws of California prevent us from imposing a delay before an employee, who may have access to trade secret and propriety know-how, can commence employment with a competing company. Although we may be able to pursue legal action against competitive companies improperly using our proprietary information, we may not be aware of any use of our trade secrets and proprietary know-how until after significant damages has been done to our Company.

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

Some of our distribution agreements contain commitments to indemnify our distributors against liability arising from infringement of third party intellectual property, such as patents. We may be required to indemnify our customers for claims made against them or to contribute to license fees they are required to pay. If we are forced to indemnify for claims or to pay license fees, our business and financial condition could be substantially harmed.

A significant part of our business is conducted outside of the United States, exposing us to additional risks that may not exist in the United States, which in turn could cause our business and operating results to suffer.

We have material international operations in Mexico and Europe. During the years ended March 31, 2018 and 2017, approximately 47% and 45% of our total product related revenue (including product license fees and royalties), respectively, were generated from sales outside of the United States. Our business is highly regulated for the use, marketing and manufacturing of our HOCI-based products both domestically and internationally. Our international operations are subject to risks, including:

•	local political or economic instability;

•	changes in governmental regulation;

•	changes in import/export duties;

•	trade restrictions;

•	lack of experience in foreign markets;

•	difficulties and costs of staffing and managing operations in certain foreign countries;

•	work stoppages or other changes in labor conditions;

•	difficulties in collecting accounts receivables on a timely basis or, at all; and

•	adverse tax consequences or overlapping tax structures.

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

A substantial portion of our revenues are derived from outside the United States, primarily from Mexico and Europe. We anticipate that revenues from international customers will continue to represent a substantial portion of our revenues for the foreseeable future. Because we generate revenues in foreign currencies, we are subject to the effects of exchange rate fluctuations. The functional currency of our Mexican subsidiary is the Mexican Peso and the functional currency of our Netherlands subsidiary is the Euro. For the preparation of our consolidated financial statements, the financial results of our foreign subsidiaries are translated into U.S. dollars using average exchange rates during the applicable period. If the U.S. dollar appreciates against the Mexican Peso or the Euro, as applicable, the revenues we recognize from sales by our subsidiaries will be adversely impacted. Foreign exchange gains or losses as a result of exchange rate fluctuations in any given period could harm our operating results and negatively impact our revenues. Additionally, if the effective price of our products were to increase as a result of fluctuations in foreign currency exchange rates, demand for our products could decline and adversely affect our results of operations and financial condition.

The loss of key members of our senior management team, any of our directors, or our highly skilled scientists, technicians and salespeople could adversely affect our business.

Our success depends largely on the skills, experience and performance of key members of our executive management team, including Jim Schutz, our Chief Executive Officer, Robert Miller, our Chief Financial Officer, Marc Umscheid, our Chief Operating Officer, Robert Northey, our Executive Vice President of Research and Development, and Jeffrey Day, head of our IntraDerm™ Pharmaceuticals division. The efforts of these people will be critical to us as we continue to develop our products and attempt to commercialize products in the tissue and dermatology markets. If we were to lose one or more of these individuals, we might experience difficulties in competing effectively, developing our technologies and implementing our business strategies.

Our research and development programs depend on our ability to attract and retain highly skilled scientists and technicians. We may not be able to attract or retain qualified scientists and technicians in the future due to the intense competition for qualified personnel among medical technology businesses, particularly in the San Francisco Bay Area. We also face competition from universities and public and private research institutions in recruiting and retaining highly qualified personnel. In addition, our success depends on our ability to attract and retain salespeople with extensive experience in dermatology or in the markets we seek, and who have close relationships with the medical community, including physicians and other medical staff. We may have difficulties locating, recruiting or retaining qualified salespeople, which could cause a delay or decline in the rate of adoption of our products. If we are unable to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will adversely affect our ability to support our research, development and sales programs.

The dermatology, tissue and animal healthcare industries are highly competitive and subject to rapid technological change. If our competitors are better able to develop and market products that are less expensive or more effective than any products that we may develop, our commercial opportunity may be reduced or eliminated.

Our success depends, in part, upon our ability to stay at the forefront of technological change and to maintain a competitive position. We compete with large healthcare, pharmaceutical and biotechnology companies, along with smaller or early-stage companies that have collaborative arrangements with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, pre-clinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Our competitors may:

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

An important element of our business strategy is to enter into collaborative or license arrangements under which we license our HOCI technology to other parties for development and commercialization. We expect to seek collaborators for our drug candidates and for a number of our potential products because of the expense, effort and expertise required to conduct additional clinical trials and further develop those potential product candidates. Because collaboration arrangements are complex to negotiate, we may not be successful in our attempts to establish these arrangements. If we need third party assistance in identifying and negotiating one or more acceptable arrangements, it might be costly. Also, we may not have products that are desirable to other parties, or we may be unwilling to license a potential product because the party interested in it is a competitor. The terms of any arrangements that we establish may not be favorable to us. Alternatively, potential collaborators may decide against entering into an agreement with us because of our financial, regulatory or intellectual property position or for scientific, commercial or other reasons. If we are unable to establish collaborative agreements, we may not be able to develop and commercialize new products, which would adversely affect our business and our revenues.

In order for any of these collaboration or license arrangements to be successful, we must first identify potential collaborators or licensees whose capabilities complement and integrate well with ours. We may rely on these arrangements for not only financial resources, but also for expertise or economies of scale that we expect to need in the future relating to clinical trials, manufacturing, sales and marketing, and for licensing technology rights. However, it is likely that we will not be able to control the amount and timing or resources that our collaborators or licensees devote to our programs or potential products. If our collaborators or licensees prove difficult to work with, are less skilled than we originally expected, or do not devote adequate resources to the program, the relationship will not be successful. If a business combination involving a collaborator or licensee and a third party were to occur, the effect could be to diminish, terminate or cause delays in development of a potential product.

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

Clinical trials can be long and expensive, and the outcome of clinical trials is uncertain and subject to delays. It may take several years to complete clinical trials, if at all, and a product candidate may fail at any stage of the clinical trial process. The length of time required varies substantially according to the type, complexity, novelty and intended use of the product candidate. Interim results of a preclinical study or clinical trial do not necessarily predict final results, and acceptable results in preclinical studies or early clinical trials may not be repeatable in later subsequent clinical trials. The commencement or completion of any of our clinical trials may be delayed or halted for a variety of reasons, including the following:

•	insufficient funds to continue our clinical trials;

•	changes in the FDA requirements for approval, including requirements for testing efficacy and safety;

•	delays in obtaining or failure to obtain FDA or other regulatory authority approval of a clinical trial protocol;

•	patients not enrolling in clinical trials at the rate we expect;

•	delays in reaching agreement on acceptable clinical trial agreement terms with prospective sites;

•	delays in obtaining institutional review board approval to conduct a study at a prospective site;

•	third party clinical investigators not performing our clinical trials on our anticipated schedule or performance is not consistent with the clinical trial protocol and good clinical practices, or the third-party organizations not performing data collection and analysis in a timely or accurate manner; and

•	changes in governmental regulations or administrative actions.

We do not know whether future clinical trials will demonstrate safety and efficacy sufficiently to result in additional FDA approvals. While a number of physicians have conducted clinical studies assessing the safety and efficacy of HOCI for various indications, the data from these studies are not sufficient to support approval of HOCI as a drug in the United States.

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

Healthcare fraud and abuse laws are complex, and even minor, inadvertent irregularities can potentially give rise to claims that a statute or regulation has been violated. The frequency of suits to enforce these laws has increased significantly in recent years and has increased the risk that a healthcare company will have to defend a false claim action, pay fines or be excluded from the Medicare, Medicaid or other federal and state healthcare programs as a result of an investigation arising out of such action. We cannot guarantee that we will not become subject to such litigation. Any violations of these laws, or any action against us for violation of these laws, even if we successfully defend against it, could harm our reputation, be costly to defend and divert management’s attention from other aspects of our business. Similarly, if the physicians or other providers or entities with which we do business are found to have violated abuse laws, they may be subject to sanctions, which could also have a negative impact on us.

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

Supplying the market with our HOCI technology products requires us to manage relationships with an increasing number of collaborative partners, suppliers and third-party contractors. As a result, our success depends partially on the success of these third parties in performing their responsibilities to comply with FDA rules and regulations. Although we pre-qualify our contractors and we believe that they are fully capable of performing their contractual obligations, we cannot directly control the adequacy and timeliness of the resources and expertise that they apply to these activities. For example, we and our suppliers are required to comply with the FDA’s quality system regulations, which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our products. The FDA enforces the quality system regulation through inspections.

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

If we raise additional funds by issuing equity securities, it will result in dilution to our stockholders. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise additional funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock, and the terms of the debt securities issued could impose significant restrictions on our operations. If we raise additional funds through collaborations or licensing arrangements, we might be required to relinquish significant rights to our technologies or products, or grant licenses on terms that are not favorable to us. A failure to obtain adequate funds may cause us to curtail certain operational activities, including regulatory trials, sales and marketing, and international operations, in order to reduce costs and sustain our business, and would have a material adverse effect on our business and financial condition.

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

Fluctuations in our operating results may lead to fluctuations, including declines, in our share price. Our operating results and our share price may fluctuate from period to period due to a variety of factors, including:

•	demand by physicians, other medical staff and patients for our HOCI-based products;

•	reimbursement decisions by third-party payors and announcements of those decisions;

•	clinical trial results published by others in our industry and publication of results in peer-reviewed journals or the presentation at medical conferences;

•	the inclusion or exclusion of our HOCI-based products in large clinical trials conducted by others;

•	actual and anticipated fluctuations in our quarterly financial and operating results;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	issues in manufacturing our product candidates or products;

•	new or less expensive products and services or new technology introduced or offered by our competitors or by us;

•	the development and commercialization of product enhancements;

•	changes in the regulatory environment;

•	delays in establishing our sales force or new strategic relationships;

•	costs associated with collaborations and new product candidates;

•	introduction of technological innovations or new commercial products by us or our competitors;

•	litigation or public concern about the safety of our product candidates or products;

•	changes in recommendations of securities analysts or lack of analyst coverage;

•	failure to meet analyst expectations regarding our operating results;

•	additions or departures of key personnel; and

•	general market conditions.

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

As of March 31, 2018, we had outstanding warrants exercisable for an aggregate of 1,375,000 shares of our common stock at a weighted average exercise price of approximately $6.18 per share. In addition, as of March 31, 2018, options to purchase an aggregate of 1,393,000 shares of our common stock were outstanding at a weighted average exercise price of approximately $12.70 per share and a weighted average contractual term of 7.45 years. In addition, 1,455,000 shares of our common stock were available on March 31, 2018 for future option grants under our 2011 Stock Incentive Plan and 2016 Equity Incentive Plan. To the extent any of these warrants or options are exercised and any additional options are granted and exercised, there will be further dilution to stockholders and investors. Until the options and warrants expire, these holders will have an opportunity to profit from any increase in the market price of our common stock without assuming the risks of ownership. Holders of options and warrants may convert or exercise these securities at a time when we could obtain additional capital on terms more favorable than those provided by the options or warrants. The exercise of the options and warrants will dilute the voting interest of the owners of presently outstanding shares by adding a substantial number of additional shares of our common stock.

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

ITEM 2. Properties

We currently lease the following material properties:

Location	Rent per month	Purpose
1129 North McDowell Blvd., Petaluma, CA 94954, USA	USD 11,072	Principal executive office, also used for research and manufacturing
324 Campus Lane, Suite A, Fairfield, CA 94534, USA	USD 4,103	Office
454 North 34th Street, Seattle, Wash. 98103, USA	USD 2,700	Shared office and laboratory space
Suite 130, First Floor, 2500 York Road, Jamison, PA 18929, USA	USD 2,493	Office
414 Creekstone Ridge, Woodstock, GA 30188, USA	USD 1,300	Office
Industria Vidriera 81, Zapopan Industrial Norte, Zapopan, Jalisco, 45135, Mexico	MXN 113,543	Office, manufacturing
Industria Maderera 124 & 106 & 815 Zapopan Industrial Norte, Zapopan, Jalisco, 45135, Mexico	MXN 141,506	Warehouse
Boven de Wolfskuil 3, C30-C32, 6049 LX Herten/Roermond, The Netherlands	USD 1,700	Office

As we expand, we may need to establish manufacturing facilities in other countries. We believe that our properties will be adequate to meet our needs for at least the next 12 months.

ITEM 3. Legal Proceedings

On March 17, 2017, we filed a lawsuit against Collidion, Inc. and several of our former employees, officers and directors, for the misappropriation of our confidential, proprietary and trade secret information as well as breach of fiduciary duties in the United States District Court for the Northern District of California, San Francisco Division. We are primarily seeking injunctive relief and damages in an amount yet to be proven at trial. No countersuit has been filed to date. We plan to vigorously defend our intellectual property by pursuing this lawsuit.

Aside from the lawsuit described above, we may be involved in legal matters arising in the ordinary course of our business including matters involving proprietary technology. While management believes that such matters are currently insignificant, matters arising in the ordinary course of business for which we are or could become involved in litigation may have a material adverse effect on our business, financial condition or results of comprehensive (loss) income.

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

The following table sets forth the range of high and low sales prices for our common stock for each quarter during the last two fiscal years, based on the last daily sale in each of the quarters:

	Year Ended March 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Stock price-high	$7.75	$7.19	$5.55	$5.92
Stock price-low	$6.25	$4.86	$4.16	$3.50

	Year Ended March 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Stock price-high	$6.65	$4.98	$5.65	$8.25
Stock price-low	$3.62	$3.57	$3.91	$5.03

Holders

As of June 15, 2018, we had approximately 334 holders of record of our common stock. Holders of record include nominees who may hold shares on behalf of multiple owners.

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

Recent Sales of Unregistered Securities

We did not issue unregistered securities during the quarter ended March 31, 2018.

Issuer Purchases of Equity Securities

There were no repurchases made by us or on our behalf, or by any “affiliated purchaser,” of shares of our common stock during the quarter ended March 31, 2018.

ITEM 6. Selected Financial Data

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to exercise its judgment. We exercise considerable judgment with respect to establishing sound accounting policies and in making estimates and assumptions that affect the reported amounts of our assets and liabilities, our recognition of revenues and expenses, and disclosure of commitments and contingencies at the date of the consolidated financial statements.

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

For a Summary of Critical Accounting Policies, please refer to Notes to Consolidated Financial Statements, Note 3.

Results of Operations

Comparison of the Years Ended March 31, 2018 and 2017

Total revenues for the year ended March 31, 2018 of $16,658,000 increased by $3,833,000, or 30%, as compared to $12,825,000 for the year ended March 31, 2017. Product revenues for the year ended March 31, 2018 of $15,663,000 increased by $3,706,000, or 31%, as compared to $11,957,000 for the year ended March 31, 2017. This increase was the result of strong growth in the United States, Latin America, and Europe.

Our dermatology net revenue, which we define as gross revenue from our dermatological products, less rebates, returns, wholesale fees and payment discounts, for the year ended March 31, 2018 of $5,803,000 increased by $1,669,000, or 40%, as compared to $4,134,000 for the year ended March 31, 2017.

Product revenues in the United States for the year ended March 31, 2018 of $8,372,000 increased by $1,792,000, or 27%, as compared to $6,580,000 for the year ended March 31, 2017. This increase was mostly the result of higher sales of our dermatology and acute care products, partly offset by a decline in sales of $316,000 related to our animal health care products.

Product revenue in Europe and the Rest of the World for the year ended March 31, 2018 of $4,284,000 increased by $206,000, or 5%, as compared to $4,078,000 for the year ended March 31, 2017. This increase was mostly the result of increases in Europe, Hong Kong, Singapore, New Zealand and India partly offset by a decrease in the Middle East and China.

As a result of the asset purchase agreement and arrangement we entered into on October 27, 2016 with Invekra, we will continue to supply Invekra with product at a reduced price until they set up their manufacturing facility. We expect our revenues in Latin America will decrease significantly once Invekra has set up their manufacturing facility. During the year ended March 31, 2018, we reported $3,007,000 of Latin America product revenue related to Invekra, as compared to $1,299,000 during the year ended March 31, 2017.

The following table shows our product revenues by geographic region:

	Year ended March 31,
	2018	2017	$ Change	% Change
United States	$8,372,000	$6,580,000	$1,792,000	27%
Latin America	3,007,000	1,299,000	1,708,000	131%
Europe and Rest of the World	4,284,000	4,078,000	206,000	5%
Total	$15,663,000	$11,957,000	$3,706,000	31%

In connection with our sale of our Latin American business to Invekra, product revenues and cost of revenues reported in the prior period were reclassified from continuing operations to discontinued operations as follows:

	Year Ended March 31,
	2018	2017
Product revenues	$–	$2,693,000
Product license fees and royalties	–	412,000
Total product related revenues	$–	$3,105,000

Service revenues for the year ended March 31, 2018 of $995,000 increased by $127,000, or 15%, when compared to $868,000 in the prior period. The increase in service revenues was the result of $207,000 of services recorded in Latin America related to a service agreement with Invekra offset by a decline in service revenue in the United States.

Gross Profit

For the year ended March 31, 2018, we reported total revenues of $16,658,000 and total cost of revenues of $9,348,000, resulting in total gross profit of $7,310,000 or 44% of total revenues, compared to a gross profit of $5,668,000 or 44% of total revenues, for the same period in the prior year.

For the year ended March 31, 2018, we reported product revenues of $15,663,000 and cost of product revenues of $8,669,000, resulting in product gross profit of $6,994,000, or 45% of product revenues, compared to product gross profit of $5,538,000, or 46% of product revenues, for the same period in the prior year. The decrease in gross profit as a percentage of product revenues was primarily due to the product mix.

For the year ended March 31, 2018, we reported service revenues of $995,000 and cost of service revenues of $679,000, resulting in service gross profit of $316,000, or 32% of service revenues, compared to service gross profit of $130,000, or 15% of service revenues, for the same period in the prior year. The increase in service revenues gross profit was primarily the result of services performed in Latin America related to a service agreement with Invekra.

Research and Development Expense

Research and development expenses for the year ended March 31, 2018 of $1,575,000 were flat, as compared to $1,576,000 for the year ended March 31, 2017 and are primarily related to employee salaries and benefits.

Selling, General and Administrative Expense

Selling, general and administrative expenses for the year ended March 31, 2018 of $19,924,000 increased by $2,858,000, or 17%, when compared to $17,066,000 for the year ended March 31, 2017. The increase for the year ended March 31, 2018 was primarily due to higher sales expenses of $1,989,000 related to our growing dermatology business and higher stock compensation expenses of $422,000.

Interest Expense

Interest expense for the year ended March 31, 2018 of $40,000 increased by $37,000 when compared to $3,000 for the year ended March 31, 2017. The increase in interest expense relates primarily to capital leases entered into during the latter part of the year ended March 31, 2017 and the early part of the year ended March 31, 2018.

Interest Income

Interest income for the year ended March 31, 2018 of $258,000 increased by $236,000 when compared to $22,000 for the year ended March 31, 2017. The increase is primarily due to $189,000 of income reported related to a discount on Invekra deferred compensation and interest income earned on increased cash and cash equivalent balances.

Other Expense Income, net

Other expense for the year ended March 31, 2018 of $357,000 increased by $375,000 when compared to other income of $18,000 for the year ended March 31, 2017. The increase in other expense income relates primarily to fluctuations in foreign exchange of $315,000.

Loss from Continuing Operations

Loss from continuing operations for the year ended March 31, 2018 of $14,328,000 increased $5,659,000, when compared to loss from continuing operations of $8,669,000 for the year ended March 31, 2017. The increase in net loss from continuing operations is primarily due to $4,268,000 of income tax benefit recorded in the prior fiscal year period as a result of the transaction with Invekra and an increase of $1,215,000 in loss from operations related to increased operating expenses of $2,857,000, offset by an increase in gross margins of $1,642,000.

Income from Discontinued Operations, net of Tax

The following summarizes operations of our Latin American business included in discontinued operations:

	Year Ended March 31,
	2018	2017
Revenues	$–	$3,105,000
Cost of Revenues	–	561,000
Income from discontinued operations before tax	–	2,544,000
Gain on disposal of discontinued operations before income taxes	–	19,679,000
Total income from discontinued operations, before tax	–	22,223,000
Income Tax benefit (expense)	–	(4,280,000)
Income from discontinued operations, net of tax	$–	$17,943,000

Liquidity and Capital Resources

We reported a net loss of $14,328,000 for the year ended March 31, 2018, and a net income of $9,274,000 for the year ended March 31, 2017. At March 31, 2018 and March 31, 2017, our accumulated deficit amounted to $157,440,000 and $143,101,000, respectively. At March 31, 2018 and March 31, 2017, our working capital amounted to $12,993,000 and $19,355,000, respectively.

We expect to continue incurring losses for the foreseeable future and may need to raise additional capital to pursue our product development initiatives, to penetrate markets for the sale of our products and continue as a going concern. We cannot provide any assurances that we will be able to raise additional capital.

Management believes that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means; however, we cannot provide any assurance that new financing will be available on commercially acceptable terms, if at all. If the economic climate in the U.S. deteriorates, our ability to raise additional capital could be negatively impacted. If we are unable to secure additional capital, we may be required to take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. These measures could cause significant delays in our continued efforts to commercialize our products, which is critical to the realization of our business plan and our future operations. These matters raise substantial doubt about our ability to continue as a going concern.

Sources of Liquidity

As of March 31, 2018, we had cash and cash equivalents of $10,066,000. Since our inception, substantially all of our operations have been financed through sales of equity securities, our revenues, as well as various loans and the sale of certain Latin American assets to Invekra.

Since April 1, 2016, substantially all of our operations have been financed through the following transactions:

•	proceeds of $150,000 received from the exercise of common stock purchase warrants and options;
•	net proceeds of $202,000 received from the sale of common stock through our At the Market Issuance Sales Agreement dated April 2, 2014;
•	net proceeds of $18,639,000 received from the sale of certain Latin America assets to Invekra on October 27, 2016;
•	net proceeds of $968,000 received from the sale of common stock through our At Market Issuance Sales Agreement dated December 8, 2017;
•	net proceeds of $4,500,000 received from the sale of common stock through a registered direct offering closed on March 6, 2018.

At Market Sales Issuance

On December 8, 2017, we entered into an At Market Issuance Sales Agreement, with B. Riley FBR, Inc. under which we may issue and sell shares of common stock having an aggregate offering price of up to $5,000,000 from time to time through B. Riley acting as our sales agent. We will pay B. Riley a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through B. Riley as agent. For the year ended March 31, 2018, we sold 228,000 shares of common stock for gross proceeds of $1,034,000 and net proceeds of $968,000 after deducting commissions and other offering expenses. From April 1, 2018 through June 11, 2018, we sold 245,132 shares of common stock for gross proceeds of $946,000 and net proceeds of $916,000.

Cash Flows

As of March 31, 2018, we had cash and cash equivalents of $10,066,000, compared to $17,461,000 as of March 31, 2017.

Net cash used in operating activities during the year ended March 31, 2018 was $12,439,000, primarily due to our net loss of $14,328,000 offset by stock related compensation of $2,500,000 in the period. Additionally, we had increases in prepaid expenses of $1,065,000 mostly related to taxes in Mexico and prepaid rebate costs.

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

Net cash used in investing activities was $201,000 for the year ended March 31, 2018, primarily related to the purchase of equipment.

Net cash provided by investing activities was $18,224,000 for the year ended March 31, 2017, consisting primarily of proceeds from the sale of our Latin American assets, net of costs, of $18,639,000, offset by $394,000 related to equipment purchases and $21,000 related to changes in long-term deposits.

Net cash provided by financing activities was $5,240,000 for the year ended March 31, 2018, primarily related to net proceeds from the sale of common stock of $5,468,000, proceeds of $52,000 from the exercise of common stock purchase warrants and options, offset by principal payments on debt and capital leases of $280,000.

Net cash used in financing activities was $32,000 for the year ended March 31, 2017, primarily related to $130,000 principal payments on debt offset by cash received from the exercise of stock options and stock purchase warrants of $98,000.

Contractual Obligations

As of March 31, 2018, we had contractual obligations as follows (long-term debt and capital lease amounts include principal payments only):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	After 3 Years
Long-term debt	$268,000	$236,000	$32,000	$–
Capital leases	319,000	170,000	149,000
Operating leases	690,000	438,000	252,000	–
Total	$1,277,000	$844,000	$433,000	$–

Operating Capital and Capital Expenditure Requirements

We reported a net loss of $14,328,000 for the year ended March 31, 2018, and a net income of $9,274,000 for the year ended March 31, 2017. At March 31, 2018 and March 31, 2017, our accumulated deficit amounted to $157,440,000 and $143,101,000, respectively. At March 31, 2018 and March 31, 2017, our working capital amounted to $12,993,000 and $19,355,000, respectively.

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

Material Trends and Uncertainties

We expect to continue incurring losses for the foreseeable future and may need to raise additional capital to pursue our product development initiatives, to penetrate markets for the sale of our products and continue as a going concern. We cannot provide any assurances that we will be able to raise additional capital as we need it.

Management believes that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means; however, we cannot provide any assurance that new financing will be available on commercially acceptable terms, if at all. If the economic climate in the U.S. deteriorates, our ability to raise additional capital could be negatively impacted. If we are unable to secure additional capital, we may be required to curtail our research and development and other business initiatives and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. These measures could cause significant delays in our continued efforts to commercialize our products, which is critical to the realization of our business plan and our future operations. These matters raise substantial doubt about our ability to continue as a going concern.

Consistent with other pharmaceutical companies in the United States, we experience seasonal fluctuations in the first quarter of each year, or our fourth fiscal quarter. This decrease in sales of pharmaceutical products is due to patients facing the need to satisfy health insurance deductibles which are reset at the beginning of each year and adjusting to changing copays.

Healthcare providers and insurers heavily influence the price patients pay for our products. Generally, insurers cover a lower percentage of our products compared to other medical products making our products seem relatively more expensive than other medical care. As a result, to remain competitive, we offer rebates on our products directly to patients. Most patients use these rebates to make our products more affordable. While we believe these rebates are necessary for many patients to buy our products and without them our revenues would likely decline, the impact of rebates on our bottom line has been significant. For example, in our fourth fiscal quarter ended March 31, 2018, rebates amounted to $1,669,000.

We continue to work with healthcare providers, insurers, third-party payors, pharmacies and others to manage pricing of our products to the consumer and to reduce the impact of rebates on our overall revenue. However, there is no guarantee we will be successful in reducing patient rebate use. Additionally, the legal landscape in healthcare is constantly changing. Adoption of new legislation at the federal or state level could further affect demand for, or pricing of, our products. For example, we face uncertainties due to federal legislative and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the Affordable Care Act, or ACA, which could leave more patients without insurance coverage which, in turn, could reduce the price patients are willing to pay for our products if they must bear the entire cost.

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

ITEM 8. Consolidated Financial Statements and Supplementary Data

Sonoma Pharmaceuticals, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Sonoma Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sonoma Pharmaceuticals, Inc. and Subsidiaries (the “Company”) as of March 31, 2018 and 2017, and the related consolidated statements of comprehensive (loss) income, changes in stockholders’ equity and cash flows for each of the two years in the period ended March 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We are uncertain as to the year we began serving consecutively as the auditor of the Company’s financial statements; however, we are aware that we have been the Company’s auditor consecutively since at least 2006.

New York, NY
June 26, 2018

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$10,066	$17,461
Accounts receivable, net	1,537	2,108
Inventories	2,865	2,221
Prepaid expenses and other current assets	1,547	616
Current portion of deferred consideration, net of discount	239	237
Total current assets	16,254	22,643
Property and equipment, net	1,136	1,239
Deferred consideration, net of discount, less current portion	1,322	1,497
Other assets	494	80
Total assets	$19,206	$25,459

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,272	$1,255
Accrued expenses and other current liabilities	1,406	1,302
Deferred revenue	147	345
Deferred revenue Invekra (Note 4)	59	176
Current portion of long-term debt	230	123
Current portion of capital leases	147	74
Taxes payable	–	13
Total current liabilities	3,261	3,288
Long-term deferred revenue Invekra (Note 4)	443	527
Long-term debt, less current portion	32	45
Long-term capital leases, less current portion	144	168
Total liabilities	3,880	4,028
Commitments and Contingencies (Note 12)
Stockholders’ Equity
Convertible preferred stock, $0.0001 par value; 714,286 shares authorized, none issued and outstanding at March 31, 2018 and March 31, 2017, respectively	–	–
Common stock, $0.0001 par value; 12,000,000 shares authorized at March 31, 2018 and March 31, 2017, 6,171,736 and 4,289,322 shares issued and outstanding at March 31, 2018 and March 31, 2017, respectively (Note 13)	1	1
Additional paid-in capital	176,740	168,709
Accumulated deficit	(157,440)	(143,101)
Accumulated other comprehensive loss	(3,975)	(4,178)
Total stockholders’ equity	15,326	21,431
Total liabilities and stockholders’ equity	$19,206	$25,459

The accompanying footnotes are an integral part of these consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands, except per share amounts)

	Year Ended March 31,
	2018	2017
Revenues
Product	$15,663	$11,957
Service	995	868
Total revenues	16,658	12,825
Cost of revenues
Product	8,669	6,419
Service	679	738
Total cost of revenues	9,348	7,157
Gross profit	7,310	5,668
Operating expenses
Research and development	1,575	1,576
Selling, general and administrative	19,924	17,066
Total operating expenses	21,499	18,642
Loss from operations	(14,189)	(12,974)
Interest expense	(40)	(3)
Interest income	258	22
Other (expense) income, net	(357)	18
Loss from continuing operations before income taxes	(14,328)	(12,937)
Income tax benefit	–	4,268
Loss from continuing operations	(14,328)	(8,669)
Income from discontinued operations (net of tax) (Note 4)	–	17,943
Net (loss) income	$(14,328)	$9,274

Net (loss) income per share: basic and diluted
Continuing operations	$(3.16)	$(2.05)
Discontinued operations	–	4.25
	$(3.16)	$2.20

Weighted-average number of shares used in per share calculations: basic and diluted	4,530	4,224

Other comprehensive (loss) income
Net (loss) income	$(14,328)	$9,274
Foreign currency translation adjustments	203	(324)
Comprehensive (loss) income	$(14,125)	$8,950

The accompanying footnotes are an integral part of these consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended March 31, 2018 and 2017

(In thousands, except share amounts)

	Common Stock ($0.0001 par Value)		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance, April 1, 2016	4,196,873	$1	$166,368	$(152,375)	$(3,854)	$10,140
Adjustment due to 5:1 reverse stock-split on June 24, 2016	(214)	–	–	–	–	–
Issuance of common stock upon exercise of common stock purchase warrants	18,232	–	91	–	–	91
Issuance of common stock upon exercise of common stock options	1,250	–	7	–	–	7
Issuance of common stock for settlement of service fees	20,801	–	98	–	–	98
Stock based compensation related to issuance of common stock restricted stock grants	52,380	–	302	–	–	302
Stock based compensation, net of forfeitures	–	–	1,843	–		1,843
Foreign currency translation adjustment	–	–	–	–	(324)	(324)
Net income	–	–	–	9,274	–	9,274
Balance, March 31, 2017	4,289,322	$1	$168,709	$(143,101)	$(4,178)	$21,431
Cumulative adjustment to April 1, 2017 resulting from adoption of ASU No. 2016-09	–	–	11	(11)	–	–
Issuance of common stock in connection with December 8, 2017 closing of offering, net of commissions, expenses and other offering costs	228,000	–	968	–	–	968
Issuance of common stock in connection with March 6, 2018 closing of offering, net of commissions, expenses and other offering costs	1,428,570	–	4,500	–	–	4,500
Issuance of common stock upon exercise of common stock purchase warrants	9,244	–	47	–	–	47
Issuance of common stock upon exercise of common stock options	901	–	5	–	–	5
Issuance of common stock for settlement of service fees	15,916	–	90	–	–	90
Stock based compensation related to issuance of common stock restricted stock grants	199,783	–	1,179	–	–	1,179
Stock based compensation, net of forfeitures	–	–	1,231	–		1,231
Foreign currency translation adjustment	–	–	–	–	203	203
Net loss	–	–	–	(14,328)	–	(14,328)
Balance, March 31, 2018	6,171,736	$1	$176,740	$(157,440)	$(3,975)	$15,326

The accompanying footnotes are an integral part of these consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended March 31,
	2018	2017
Cash flows from operating activities
Net loss from continuing operations	$(14,328)	$(8,669)
Net income from discontinued operations, net of tax	–	17,943
Net (loss) income	(14,328)	9,274
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	490	248
Provision for (recovery of) doubtful accounts	4	(1)
Provision for discounts, rebates, distributor fees and returns	603	19
Provision for obsolete inventory	44	–
Gain on sale of Latin American assets, net of tax	–	(15,399)
Income tax benefit	–	(4,268)
Stock-based compensation	2,410	2,145
Service provider expenses settled with common stock	90	98
Loss on disposal of property and equipment	–	10
Changes in operating assets and liabilities:
Accounts receivable	11	(2)
Inventories	(583)	(675)
Deferred consideration, net of discount	222	–
Prepaid expenses and other current assets	(1,065)	979
Accounts payable	9	(58)
Accrued expenses and other current liabilities	48	(298)
Deferred revenue	(394)	(239)
Net cash used in operating activities	(12,439)	(8,167)
Cash flows from investing activities:
Purchases of property and equipment	(187)	(394)
Proceeds from sale of Latin American assets, net of costs	–	18,639
Deposits	(14)	(21)
Net cash (used in) provided by investing activities	(201)	18,224
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	5,468	–
Proceeds from exercise of common stock options	5	7
Proceeds from exercise of common stock purchase warrants	47	91
Principal payments on long-term debt	(148)	(130)
Principal payments on capital leases	(132)	–
Net cash provided by (used in) financing activities	5,240	(32)
Effect of exchange rate on cash and cash equivalents	5	(33)
Net (decrease) increase in cash and cash equivalents	(7,395)	9,992
Cash and cash equivalents, beginning of year	17,461	7,469
Cash and cash equivalents, end of year	$10,066	$17,461

Supplemental disclosure of cash flow information:
Cash paid for interest	$40	$3

Non-cash operating and financing activities:
Service provider expenses settled with common stock	$90	$98
Insurance premiums financed	241	120
Automobiles financed using long-term debt	–	64
Automobiles financed using capital leases	180	242

Sale to Invekra:
Assets sold and liabilities transferred:
Deferred consideration – current, net	$–	$237
Deferred consideration – long-term, net	–	1,497
Taxes payable	–	(13)
Deferred revenue – current	–	(176)
Deferred revenue – long-term	–	(527)
	$–	$1,018

The accompanying footnotes are an integral part of these consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Organization and Recent Developments

Organization

Sonoma Pharmaceuticals, Inc., (the “Company”) was incorporated under the laws of the State of California in April 1999 and was reincorporated under the laws of the State of Delaware in December 2006. The Company’s principal office is located in Petaluma, California. The Company is a specialty pharmaceutical company dedicated to identifying, developing and commercializing unique, differentiated therapies to patients living with chronic skin conditions. The Company believes its products, which are sold throughout the United States and internationally, have improved patient outcomes by treating and reducing certain skin diseases including acne, atopic dermatitis, scarring, infections, itch, pain and harmful inflammatory responses.

NOTE 2 – Liquidity and Financial Condition

The Company reported a net loss of $14,328,000 for the year ended March 31, 2018. At March 31, 2018 and March 31, 2017, the Company’s accumulated deficit amounted to $157,440,000 and $143,101,000, respectively. The Company had working capital of $12,993,000 and $19,355,000 as of March 31, 2018 and March 31, 2017, respectively. The Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital to pursue its product development initiatives, and penetrate markets for the sale of its products.

On December 8, 2017, the Company entered into an At Market Issuance Sales Agreement, with B. Riley FBR, Inc. (“B. Riley”) under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $5,000,000 from time to time through B. Riley acting as its sales agent. The Company will pay B. Riley a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through B. Riley as agent. For the year ended March 31, 2018, the Company sold 228,000 shares of common stock for gross proceeds of $1,034,000 and net proceeds of $968,000 after deducting commissions and other offering expenses.

On March 2, 2018, the Company entered into a placement agency agreement with Dawson James Securities, Inc. Dawson James Securities, Inc. acted as the lead placement agent and The Benchmark Company, LLC acted as a co-placement agent in the public offering. On March 6, 2018, the Company sold 1,428,570 shares of its common stock at a public offering price of $3.50 per share, for gross proceeds of $5,000,000 and net proceeds of $4,500,000 after deducting commissions and other offering expenses.

The Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital to pursue its product development initiatives, to penetrate markets for the sale of its products and continue as a going concern. The Company cannot provide any assurances that it will be able to raise additional capital.

Management believes that the Company has access to additional capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means; however, the Company cannot provide any assurance that other new financings will be available on commercially acceptable terms, if needed. If the economic climate in the U.S. deteriorates, the Company’s ability to raise additional capital could be negatively impacted. If the Company is unable to secure additional capital, it may be required take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations. These measures could cause significant delays in the Company’s continued efforts to commercialize its products, which is critical to the realization of its business plan and the future operations of the Company. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

NOTE 3 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Aquamed Technologies, Inc. (“Aquamed”), Oculus Technologies of Mexico S.A. de C.V. (“OTM”), and Sonoma Pharmaceuticals Netherlands, B.V. (“SP Europe”). Aquamed has no current operations. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The selling prices of all goods are fixed, and agreed to with the customer, prior to shipment. Selling prices are generally based on established list prices. The right to return product is customarily based on the terms of the agreement with the customer. The Company estimates and accrues for potential returns and records this as a reduction of revenue in the same period the related revenue is recognized. Additionally, distribution fees are paid to certain wholesale distributors based on contractually determined rates. The Company estimates and accrues the fee on shipment to the respective wholesale distributors and recognizes the fee as a reduction of revenue in the same period the related revenue is recognized. The Company also offers cash discounts to certain customers, generally 2% of the sales price, as an incentive for prompt payment. The Company accounts for cash discounts by reducing accounts receivable by the prompt pay discount amount and recognizes the discount as a reduction of revenue in the same period the related revenue is recognized. Additionally, the Company participates in certain rebate programs which provide discounted prescriptions to qualified patients. The Company contracts with a third-party to administer the program. The Company estimates and accrues for future rebates based on historical data for rebate redemption rates and the historical value of redemptions. Rebates are recognized as a reduction of revenue in the same period the related revenue is recognized. The estimates for future rebates and distribution fees are reported as allowances in Accounts Receivable, net in the accompanying consolidated balance sheets.

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

The Company grants credit to its business customers, which are primarily located in Mexico, Europe and the United States. Collateral is generally not required for trade receivables. The Company maintains allowances for potential credit losses. At March 31, 2018, one customer represented 36%, and one customer represented 18% of the net accounts receivable balance. For the year ended March 31, 2018, one customer represented 22%, one customer represented 19%, one customer represented 13%, and one customer represented 12% of net revenues. At March 31, 2017, one customer represented 26%, one customer represented 12%, and one customer represented 10% of the net accounts receivable balance. For the year ended March 31, 2017, one customer represented 12% and two customers each represented 10% of net revenues.

Accounts Receivable

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts, and sales returns. Estimates for cash discounts and sales returns are based on analysis of contractual terms and historical trends.

The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Other factors that the Company considers include its existing contractual obligations, historical payment patterns of its customers and individual customer circumstances, an analysis of days sales outstanding by customer and geographic region, and a review of the local economic environment and its potential impact on government funding and reimbursement practices. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts represents probable credit losses at March 31, 2018 and 2017 in the amounts of $17,000 and $14,000, respectively. Additionally at March 31, 2018 and 2017, the Company has allowances of $1,275,000 and $672,000, respectively, related to potential discounts, returns, distributor fees and rebates. The allowances are included in Accounts Receivable, net in the accompanying consolidated balance sheets.

Inventories

Inventories are stated at the lower of cost, cost being determined on a standard cost basis (which approximates actual cost on a first-in, first-out basis), or net realizable value.

Due to changing market conditions, estimated future requirements, age of the inventories on hand and production of new products, the Company regularly reviews inventory quantities on hand and records a provision to write down excess and obsolete inventory to its estimated net realizable value. The Company recorded a provision to reduce the carrying amounts of inventories to their net realizable value in the amounts of $111,000 and $61,000 at March 31, 2018 and 2017, respectively, which is included in cost of product revenues on the Company’s accompanying consolidated statements of comprehensive (loss) income.

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

As of March 31, 2018 and 2017, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

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

During the years ended March 31, 2018 and 2017, the Company had noted no indicators of impairment.

Research and Development

Research and development expense is charged to operations as incurred and consists primarily of personnel expenses, clinical and regulatory services and supplies. For the years ended March 31, 2018 and 2017, research and development expense amounted to $1,575,000 and $1,576,000, respectively.

Advertising Costs

Advertising costs are charged to operations as incurred. Advertising costs amounted to $177,000 and $149,000, for the years ended March 31, 2018 and 2017, respectively. Advertising costs are included in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive (loss) income.

Shipping and Handling Costs

The Company classifies amounts billed to customers related to shipping and handling in sale transactions as product revenues. The corresponding shipping and handling costs incurred are recorded in cost of product revenues. For the years ended March 31, 2018 and 2017, the Company recorded revenue related to shipping and handling costs of $46,000 and $49,000, respectively. These amounts are included in product revenues in the accompanying consolidated statements of comprehensive (loss) income.

Foreign Currency Reporting

The Company’s subsidiary, OTM, uses the local currency (Mexican Pesos) as its functional currency and its subsidiary, SP Europe, uses the local currency (Euro) as its functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date, and revenue and expense accounts are translated at average exchange rates during the period. Resulting translation adjustments amounted to $203,000 and $324,000 for the years ended March 31, 2018 and 2017, respectively. These amounts were recorded in other comprehensive (loss) income in the accompanying consolidated statements of comprehensive (loss) income for the years ended March 31, 2018 and 2017.

Foreign currency transaction gains (losses) relate primarily to trade payables and receivables and intercompany transactions between subsidiaries OTM and SP Europe. These transactions are expected to be settled in the foreseeable future. The Company recorded foreign currency transaction losses of $208,000, and foreign currency transaction gains of $107,000 and $36,000, for the years ended March 31, 2018 and 2017, respectively. The related amounts were recorded in other (expense) income, net, in the accompanying consolidated statements of comprehensive (loss) income.

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

Tax benefits claimed or expected to be claimed on a tax return are recorded in the Company’s consolidated financial statements. A tax benefit from an uncertain tax position is only recognized if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Uncertain tax positions have had no impact on the Company’s consolidated financial condition, results of comprehensive (loss) income or cash flows.

Comprehensive (Loss) Income

Other comprehensive (loss) income includes all changes in stockholders’ equity during a period from non-owner sources and is reported in the consolidated statement of changes in stockholders’ equity. To date, other comprehensive loss consists of changes in accumulated foreign currency translation adjustments. Accumulated other comprehensive losses at March 31, 2018 and 2017 were $3,975,000 and $4,178,000, respectively.

Net (Loss) Income per Share

The Company computes basic net (loss) income per share by dividing net (loss) income per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic (loss) income per share for the years ended March 31, 2018 and 2017 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	March 31,
	2018	2017
Restricted stock units	32,000	34,000
Options to purchase common stock	1,393,000	899,000
Warrants to purchase common stock	1,375,000	1,344,000
	2,800,000	2,277,000

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

Adoption of Recent Accounting Standards

In March 2016 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.

On April 1, 2017, the Company adopted ASU No. 2016-09. As a result of adopting ASU No. 2016-09, the Company has made an accounting policy election to account for forfeitures as they occur. This change has been applied on a modified retrospective basis, with no material impacts on the Company’s consolidated financial statements. The adoption of ASU No. 2016-09 also requires excess tax benefits and tax deficiencies be recorded in the income statement as opposed to additional paid-in capital when the awards vest or are settled and recognize all previously unrecognized excess tax benefits and tax deficiencies upon adoption as a cumulative-effect adjustment to retained earnings. As of April 1, 2017, the Company recognized excess tax benefit of approximately $533,000 as an increase to deferred tax assets. However, the entire amount was offset by a full valuation allowance.  Accordingly, no cumulative-effect adjustment to retained earnings was recorded as of March 31, 2018.

Recent Accounting Standards

Financial Instruments

In January 2016, the FASB issued ASU 2016-01 Financial Instruments-Overall, which address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Earlier application is permitted under specific circumstances. The Company has determined there will not be a material impact on the Company’s consolidated financial position and results of operations upon adoption of this topic.

Statement of Cash Flows

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230). This amendment will provide guidance on the presentation and classification of specific cash flow items to improve consistency within the statement of cash flows. ASU 2016-15 is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted. The Company has determined there will not be a material impact on the Company’s consolidated financial position and results of operations upon adoption of this topic.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”) that changes the presentation of restricted cash and cash equivalents on the statement of cash flows. Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, but early adoption is permissible. The Company has determined there will not be a material impact on the Company’s consolidated financial position and results of operations upon adoption of this topic.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The FASB has continued to clarify this guidance and most recently issued ASU 2017-13 Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard will be effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is currently evaluating the impact that ASU 2016-02 will have on its consolidated financial statements and related disclosures.

Revenue

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments of ASU 2014-09 were effective for reporting periods beginning after December 15, 2016, with early adoption prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. In August 2015, the FASB issued ASU 2015-14 Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date, which defers by one year the effective date of ASU 2014-09. Accordingly, this guidance is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted for interim and annual periods beginning after December 15, 2016. While the Company has provided expanded disclosures as a result of ASU No. 2014-09, this standard is not expected to have a material impact on its results of operations and financial condition. In March 2016, the FASB issued ASU 2016-08 Principal versus Agent Considerations (Reporting Revenue Gross versus Net) which finalizes its amendments to the guidance in the new revenue standard on assessing whether an entity is a principal or an agent in a revenue transaction. This conclusion impacts whether an entity reports revenue on a gross or net basis. In April 2016, the FASB issued ASU 2016-10 Identifying Performance Obligations and Licensing, which finalizes its amendments to the guidance in the new revenue standard regarding the identification of performance obligations and accounting for the license of intellectual property. In May 2016, the FASB issued ASU 2016-12 Narrow-Scope Improvements and Practical Expedients, which finalizes its amendments to the guidance in the new revenue standard on collectability, noncash consideration, presentation of sales tax, and transition. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which continues the FASB’s ongoing project to issue technical corrections and improvements to clarify the codification or correct unintended applications of guidance. In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), which provides additional implementation guidance on the previously issued ASU 2014-09. The amendments are intended to make the guidance more operable and lead to more consistent application. The amendments have the same effective date and transition requirements as the new revenue recognition standard. The Company has adopted Topic 606 as of April 1, 2018 and the Company has concluded that it will utilize the modified retrospective method of adoption. The Company has determined there will not be a material impact on the Company’s consolidated financial position and results of operations upon adoption of this topic.

Business Combinations

In January 2017, the FASB issued an ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this Update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company has determined there will not be a material impact on the Company’s consolidated financial position and results of operations upon adoption of this topic.

Stock Compensation

In May 2017, the FASB issued ASU No. 2017-09, Compensation–Stock Compensation (Topic 718): Scope of Modification Accounting, clarifying when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The new guidance is effective for the Company on a prospective basis beginning on April 1, 2018, with early adoption permitted. The Company has determined there will not be a material impact on the Company’s consolidated financial position and results of operations upon adoption of this topic.

Reporting Comprehensive Income

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"). ASU 2018-02 provides financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Reform (or portion thereof) is recorded. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted for any interim period for which financial statements have not been issued. The Company does not believe that the adoption of this guidance will have a material impact on the Company's consolidated financial statements due the presence of a full valuation allowance. However, the Company is in the process of evaluating the impact of this new guidance on the Company's consolidated financial statements and disclosures.

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

In connection with the asset purchase agreement, the Company agreed to provide the technology, know-how and assistance to Invekra to enable Invekra to manufacture on its own the products as currently produced by the Company (“Technical Services Arrangement”), and continue to supply product to Invekra for a two year transition period from the Sale Date, which was extended to October 27, 2020. During the years ended March 31, 2018 and 2017, the Company reported $3,007,000 and $1,299,000, respectively, of Latin America product revenue related to the Supply Agreement with Invekra. During the year ended March 31, 2018, the Company recorded $208,000 of service revenue related to providing technical assistance and $189,000 of interest income related to a discount on deferred consideration.

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

Discontinued operations

As of March 31, 2017, the Company determined that the sale of its Latin American operations to Invekra qualified as a sale of a component of its business and, as such, all such activity prior to consummation of the sale is required to be included in discontinued operations on the Company’s consolidated statement of operations. This includes the direct labor and materials for the product delivered to Invekra, the revenue on the sales to Invekra and the gain on the sale to Invekra, net of tax.

The operations of its Latin American business included in discontinued operations is summarized as follows:

	Year Ended March 31,
	2018	2017
Revenues	$–	$3,105,000
Cost of revenues	–	561,000
Income from discontinued operations before tax	–	2,544,000
Gain on disposal of discontinued operations before income taxes	–	19,679,000
Total income from discontinued operations, before tax	–	22,223,000
Income tax expense	–	(4,280,000)
Income from discontinued operations, net of tax	$–	$17,943,000

NOTE 5 – Accounts Receivable

Accounts receivable, net consists of the following:

	March 31,
	2018	2017
Accounts receivable	$2,829,000	$2,794,000
Less: allowance for doubtful accounts	(17,000)	(14,000)
Less: discounts, rebates, distributor fees and returns	(1,275,000)	(672,000)
	$1,537,000	$2,108,000

NOTE 6 – Inventories

Inventories consist of the following:

	March 31,
	2018	2017
Raw materials	$1,619,000	$1,480,000
Finished goods	1,246,000	741,000
	$2,865,000	$2,221,000

NOTE 7 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31,
	2018	2017
Prepaid insurance	$440,000	$587,000
Prepaid rebates	270,000	–
Tax prepaid to Mexican tax authorities	215,000	–
Other prepaid expenses and other current assets	622,000	29,000
	$1,547,000	$616,000

The long-term portion of the prepayment to the Mexican tax authorities amounted to $399,000 and is recorded in other assets in the accompanying March 31, 2018 balance sheet.

NOTE 8 – Property and Equipment

Property and equipment consists of the following:

	March 31,
	2018	2017
Manufacturing, lab, and other equipment	$3,653,000	$3,319,000
Office equipment	361,000	324,000
Furniture and fixtures	100,000	91,000
Leasehold improvements	592,000	536,000
	4,706,000	4,270,000
Less: accumulated depreciation and amortization	(3,570,000)	(3,031,000)
	$1,136,000	$1,239,000

Depreciation and amortization expense amounted to $490,000 and $248,000 for the years ended March 31, 2018 and 2017, respectively.

During the year ended March 31, 2018, the Company did not incur a loss or gain on the disposal of property and equipment. During the year ended March 31, 2017, the Company realized a loss of $10,000 on the disposal of property and equipment. This amount was recorded within operating expenses in the accompanying consolidated statements of comprehensive (loss) income.

NOTE 9 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31,
	2018	2017
Salaries and related costs	$817,000	$681,000
Professional fees	206,000	79,000
Other	383,000	542,000
	$1,406,000	$1,302,000

NOTE 10 – Long-Term Debt

Financing of Insurance Premiums

On February 1, 2017, the Company entered into a note agreement for $84,000 with an interest rate of 5.60% per annum with final payment on December 1, 2017. This instrument was issued in connection with financing insurance premiums. The note is payable in monthly installments of $8,600. During the year ended March 31, 2017, the Company made principal and interest payments in the amounts of $8,000 and $340, respectively. During the year ended March 31, 2018, the Company made principal and interest payments in the amounts of $76,000 and $840, respectively. There is no outstanding balance on this note as of March 31, 2018.

On March 10, 2017, the Company entered into a note agreement for $36,000 with an interest rate of 5.60% per annum with final payment on December 1, 2017. This instrument was issued in connection with financing insurance premiums. The note is payable in monthly installments of $4,100. During the year ended March 31, 2017, the Company did not pay principal or interest on this note. During the year ended March 31, 2018, the Company made principal and interest payments in the amounts of $36,000 and $400, respectively. There is no outstanding balance on this note as of March 31, 2018.

On February 1, 2018, the Company entered into a note agreement for $241,000 with an interest rate of 5.81% per annum with final payment on December 1, 2018. This instrument was issued in connection with financing insurance premiums. The note is payable in monthly installments of $25,000. During the year ended March 31, 2018, the Company made principal and interest payments in the amounts of $24,000 and $1,000, respectively. The remaining balance of $217,000 is included in the current portion of long-term debt in the accompanying consolidated balance sheet.

Financing of Automobiles

On August 10, 2016, the Company entered into a note agreement for $26,000 with an interest rate of 2.49% per year, and a monthly payment of $432. This instrument was issued in connection with the financing of an automobile. During the year ended March 31, 2017, the Company made principal and interest payments related to this note in the amounts of $4,000 (includes a first installment payment of $2,000) and $336, respectively. During the year ended March 31, 2018, the Company made principal and interest payments related to this note in the amounts of $4,000 and $350, respectively. The remaining balance of this note amounted to $18,000 at March 31, 2018, of which $5,000 is included in the current portion of long-term debt in the accompanying consolidated balance sheet.

On September 27, 2016, the Company entered into a note agreement for $38,000 with an interest rate of 0%, and monthly payment of $630. This instrument was issued in connection with the financing of an automobile. During the year ended March 31, 2017, the Company made principal payments related to this note in the amount of $4,000. During the year ended March 31, 2018, the Company made principal payments related to this note in the amount of $8,000. The remaining balance of this note amounted to $27,000 at March 31, 2018, of which $8,000 is included in the current portion of long-term debt in the accompanying consolidated balance sheet.

Principal note payments due in years subsequent to March 31, 2018 are as follows:

For Years Ending March 31,
2019	$230,000
2020	13,000
2021	13,000
2022	6,000
Total minimum payments	$262,000
Less: current portion	(230,000)
Long-term portion	$32,000

NOTE 11 – Capital Leases

During March 2017, the Company entered into a fleet capital lease. The Company at various times from March 2017 to March 31, 2018 leased automobiles through the lease agreement. The aggregate cost of the assets financed is $422,000 and for the year ended March 31, 2018 the Company recorded depreciation expense of $154,000. The present value of the minimum lease payments was calculated using discount rates of ranging from 9.7% to 10.9%. Lease payments, including amounts representing interest, amounted to $750 for the year ended March 31, 2017. Lease payments, including amounts representing interest, amounted to $168,000 for the year ended March 31, 2018. During the year ended March 31, 2018, the Company made principal and interest payments related to capital leases in the amounts of $132,000 and $37,000, respectively. The remaining principal balance on these obligations amounted to $291,000 at March 31, 2018, including $147,000 included in the current portion of capital lease obligations in the accompanying consolidated balance sheet.

The Company recorded interest expense in connection with these lease agreements in the amount of $36,000 for the year ended March 31, 2018.

Minimum capital lease payments due in years subsequent to March 31, 2018 are as follows:

For Years Ending March 31,
2019	$170,000
2020	149,000
Total minimum lease payments	$319,000
Less: amounts representing interest	(28,000)
Present value of minimum lease payments	291,000
Less: current portion	(147,000)
Long-term portion	$144,000

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

The Company also shares certain office and laboratory space, as well as certain laboratory equipment, in a building located at 454 North 34th Street, Seattle, Washington. The space is rented for $2,700 per month and requires a ninety-day notice for cancellation.

The Company currently rents approximately 800 square feet of sales office space in Herten, the Netherlands. The office space is rented on a month to month basis at $1,700 per month and requires a sixty-day notice for cancellation.

On May 12, 2016, the Company entered into a property lease agreement, on its Woodstock, Georgia sales office space. The initial term of the agreement was from June 1, 2016 expiring on May 31, 2019, with an option to extend for a one-year period. On May 1, 2018, the Company amended the lease term to run from June 1, 2018 to August 31, 2018. The payment is $1,300 per month.

On August 1, 2016, the Company entered into Amendment No. 1 to its property lease agreement in Jamison, Pennsylvania. Pursuant to the amendment, the Company extended the term of the lease to July 31, 2019. Additionally, the Company agreed to lease payments of $2,369 per month for year one, $2,431 per month for year two and $2,493 per month for year three.

On June 15, 2017, the Company entered into its property lease agreement, on its Fairfield, California office space. The initial term of the agreement is from June 15, 2017 expiring on October 31, 2019. The payment is $4,103 per month.

Minimum lease payments for non-cancelable operating leases are as follows:

For Years Ending March 31,
2019	$438,000
2020	245,000
2021	7,000
Total minimum lease payments	$690,000

Rental expense amounted to $507,000 and $429,000 for the years ended March 31, 2018 and 2017, respectively.

Legal Matters

On March 17, 2017, the Company filed a lawsuit against Collidion, Inc. and several of its former employees, officers and directors, for the misappropriation of our confidential, proprietary and trade secret information as well as breach of fiduciary duties in the United States District Court for the Northern District of California, San Francisco Division. The Company is primarily seeking injunctive relief and damages in an amount yet to be proven at trial. No countersuit has been filed to date. The Company plans to vigorously defend its intellectual property by pursuing this lawsuit.

Aside from the lawsuit described above, on occasion, may be involved in legal matters arising in the ordinary course of business including matters involving proprietary technology. While management believes that such matters are currently insignificant, matters arising in the ordinary course of business for which the Company is or could become involved in litigation may have a material adverse effect on its business and financial condition of comprehensive (loss) income.

Employment Agreements

On July 26, 2016, the Company entered into a new employment agreement with Jim Schutz, its President and Chief Executive Officer to update his agreements and responsibilities. The terms of the new employment agreement provide for a continued annual base salary of $250,000 or such other amount as the Board of Directors may set. In addition, Mr. Schutz is eligible to receive an annual bonus, the payment, type and amount of which is in the sole discretion of the Compensation Committee. Mr. Schutz also receives certain benefits, such as participation in the Company’s health and welfare plans, vacation and reimbursement of expenses.

As of March 31, 2018, the Company had employment agreements in place with five of its key executives. The agreements provide, among other things, for the payment of nine to twenty-four months of severance compensation for terminations under certain circumstances. With respect to these agreements, at March 31, 2018, aggregated annual salaries would be $1,167,000 and potential severance payments to these key executives would be $1,417,000 if triggered.

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

At-the-Market Offering

On December 8, 2017, the Company entered into an At Market Issuance Sales Agreement, with B. Riley FBR, Inc. (“B. Riley”) under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $5,000,000 from time to time through B. Riley acting as its sales agent. The Company will pay B. Riley a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through B. Riley as agent. For the year ended March 31, 2018, the Company sold 228,000 shares of common stock for gross proceeds of $1,034,000 and net proceeds of $968,000 after deducting commissions and other offering expenses.

Registered Direct Offering

On March 2, 2018, the Company entered into a placement agency agreement with Dawson James Securities, Inc. Dawson James Securities, Inc. acted as the lead placement agent and The Benchmark Company, LLC acted as a co-placement agent in the public offering. On March 6, 2018, the Company sold 1,428,570 shares of its common stock at a public offering price of $3.50 per share, for gross proceeds of $5,000,000 and net proceeds of $4,500,000 after deducting commissions and other offering expenses. Additionally, pursuant to the placement agency agreement, the Company agreed to pay the placement agents a cash fee equal to 8% of the aggregate gross proceeds raised in the public offering, excluding any proceeds from the sale of shares to Montreux Equity Partners. The Company also issued the placement agents warrants to purchase up to 42,857 shares of its common stock. The placement agent warrants will be exercisable beginning on August 28, 2018 and ending on March 1, 2023 and have an exercise price of $4.375 per share. The Company also agreed to pay certain expenses of the placement agents, including legal and diligence fees, in any case not to exceed $65,000.

Common Stock Issued to Services Providers

On April 24, 2009, the Company entered into an agreement with Advocos LLC, a contract sales organization that served as part of the Company’s sales force, for the sale of the Company’s wound care products in the United States. Pursuant to the agreement, the Company agreed to pay the contract sales organization a monthly fee and potential bonuses that was based on achievement of certain levels of sales. The Company agreed to issue the contract sales organization cash or shares of common stock to settle fees for its services. The Company has determined that the fair value of the common stock was more readily determinable than the fair value of the services rendered. This agreement was terminated on September 28, 2016. Pursuant to the termination agreement the Company paid outstanding fees of $111,000, issued 14,390 shares of common stock with a fair value of $69,000, and transferred certain assets valued at $62,000 related to a product line the Company deemed to be non-core and immaterial to its operations. The expense was recorded as selling, general and administrative expense in the accompanying consolidated statement of comprehensive (loss) income for the year ended March 31, 2017.

On August 1, 2016, the Company entered into an agreement with CorProminence, LLC for financial advisory services. Pursuant to the agreement, the Company agreed to pay CorProminence, LLC common stock as compensation for services provided. The Company determined that the fair value of the common stock was more readily determinable than the fair value of the services rendered. Accordingly, the Company recorded the fair market value of the stock as expense. During the year ended March 31, 2017, the Company issued 6,411 shares of common stock in connection with this agreement. During the year ended March 31, 2017, the Company recorded $29,000 of expense related to this agreement. The expense was recorded as selling, general and administrative expense in the accompanying consolidated statements of comprehensive (loss) income.

During the year ended March 31, 2018, the Company entered into an agreement with Actual, Inc., a firm that provides marketing and branding consulting services. On July 27, 2017, the Company issued 2,570 shares of restricted common stock valued at $6.74 per share and on August 22, 2017, the Company issued 3,133 shares of restricted common stock valued at $5.53 per share. The aggregate fair market value of the common stock issued in July 2017 and August 2017 was $35,000. On December 1, 2017, the Company issued 5,479 shares of restricted common stock valued at $5.02 per share. On January 2, 2018, the Company issued 4,734 shares of restricted common stock valued at $5.81 per share. The aggregate fair market value of the 15,916 shares of common stock issued during the year ended March 31, 2018 was $90,000. The Company has determined that the fair value of the common stock was more readily determinable than the fair value of the services rendered. Accordingly, during year ended March 31, 2018, the Company recorded $90,000 of expense related to common stock issued. The expense was recorded as selling, general and administrative expense in the accompanying condensed consolidated statement of comprehensive (loss) income for year ended March 31, 2018.

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

Shares subject to awards that expire unexercised or are forfeited or terminated for any other reason will again become available for issuance under the 2011 Plan. No participant in the 2011 Plan can receive option grants, stock appreciation rights, restricted shares, or stock units for more than 21,428 shares in the aggregate in any calendar year. As provided under the 2011 Plan, the aggregate number of shares authorized for issuance as awards under the 2011 Plan automatically increases on April 1 of each year by in an amount equal to the lesser of (i) 15% of the outstanding shares on the last day of the immediately preceding year, or (ii) an amount determined by the board. During the year ended March 31, 2016, the board of directors approved an increase of 451,352 shares authorized for issuance. During the year ended March 31, 2017, the board of directors approved an increase of 629,504 shares authorized for issuance. During the year ended March 31, 2018, the board of directors approved an increase of 643,383 shares authorized for issuance.

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

In accordance with the 2016 Plan, the stated exercise price of an employee incentive stock option or a non-statutory stock option shall not be less than 100% of the estimated fair market value of a share of common stock on the date of grant. An employee who owns more than 10% of the total combined voting power of all classes of outstanding stock of the Company shall not be eligible for the grant of an employee incentive stock option unless such grant satisfies the requirements of Section 422(c)(5) of the Internal Revenue Code.

Shares subject to awards that expire unexercised or are forfeited or terminated for any other reason will again become available for issuance under the 2016 Plan. No participant in the 2016 Plan can receive more than 100,000 option grants, or other awards with respect to more than 120,000 shares in the aggregate in any calendar year.

The board has authorized 400,000 of the Company’s common stock for issuance under the 2016 Plan, in addition to automatic increases provided for in the 2016 Plan through April 1, 2026. The number of shares of the Company’s common stock reserved for issuance under the 2016 Plan will automatically increase, with no further action by the stockholders, at the beginning of each fiscal year by an amount equal to the lesser of (i) 8% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding year, or (ii) an amount determined by the Company’s board of directors. During the year ended March 31, 2018, the board of directors approved an increase of 343,137 shares authorized for issuance.

Performance Based Awards Program

The Company’s Compensation Committee approved a short-term performance-based bonus program for fiscal year 2016 with predetermined objectives related to revenue and expense targets. In the event the fiscal year 2016 objectives were met, eighty-percent of the options would have vested on June 30, 2016. On August 21, 2015, certain executives and senior managers were granted an aggregate of 75,500 stock options in connection with this program. The stock options have an exercise price of $5.80 and expire ten years from the date of grant. At March 31, 2016, it was determined targets were met related to 50,400 stock options which vested on June 30, 2016. At March 31, 2016, 10,000 stock options expired due to targets that were not met. The vesting of the remaining 15,100 stock options was at the discretion of the Company’s Compensation Committee. The Company’s Compensation Committee determined 14,772 of the 15,100 discretionary stock options vested at June 30, 2016 and 228 of the discretionary stock options expired unvested.

The Company also approved a long-term market-based stock option bonus program for senior managers. Vesting of the stock options granted as part of this program is contingent upon the achievement of four separate target stock prices. The market-based options vest based on the 30-trading day trailing average of the stock price of the Company’s common stock with options vesting in 25% increments at each of the target stock prices. On the last day of each quarter, the chief executive officer and/or chief financial officer will determine if any of the target stock prices have been met by evaluating the period between the quarter end date and the grant date of the option. In the event that a target stock price has been met, the senior manager will be notified that such options have vested. At the end of five years from the date of the grant, if the stock target prices have not been met, then the unvested portion of the option will expire. On August 21, 2015, certain senior managers were granted an aggregate of 23,750 stock options in connection with this program. The stock options have an exercise price of $5.80 and if they vest will expire ten years from the date of grant. None of these options vested as of March 31, 2018.

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

The Company estimated the fair value of employee and non-employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service periods of the respective awards. The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Year Ended March 31,
	2018	2017
Fair value of the Company’s common stock on date of grant	$6.78	$4.87
Expected term	6.42 yrs	5.73 yrs
Risk-free interest rate	2.04%	1.91%
Dividend yield	0.00%	0.00%
Volatility	120.8%	126.0%
Fair value of options granted	$5.97	$4.12

Share-based awards compensation expense is as follows:

	Year Ended March 31,
	2018	2017
Cost of revenues	$169,000	$248,000
Research and development	159,000	245,000
Selling, general and administrative	2,082,000	1,652,000
Total stock-based compensation	$2,410,000	$2,145,000

At March 31, 2018, there were unrecognized compensation costs of $2,253,000 related to stock options which is expected to be recognized over a weighted-average amortization period of 1.99 years.

At March 31, 2018, there were unrecognized compensation costs of $150,000 related to restricted stock which is expected to be recognized over a weighted-average amortization period of 1.41 years.

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options.

Stock-Based Award Activity

Stock-based awards outstanding at March 31, 2018 under the various plans are as follows:

		Unvested
Plan	Stock Options	Restricted Stock	Total
2006 Plan	163,000	–	163,000
2011 Plan	1,000,000	9,000	1,009,000
2016 Plan	230,000	23,000	253,000
	1,393,000	32,000	1,425,000
Stock-based awards available for grant as of March 31, 2018			1,455,000

Stock options award activity is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at April 1, 2017	899,000	$17.87
Options granted	554,000	6.78
Options exercised	(1,000)	5.27
Options forfeited	(51,000)	6.78
Options expired	(8,000)	222.37
Outstanding at March 31, 2018	1,393,000	$12.70	7.45	$–
Exercisable at March 31, 2018	796,000	$17.32	6.35	$–

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock, or $3.68 per share at March 31, 2018.

Restricted stock award activity is as follows:

	Number of Shares	Weighted Average Award Date Fair Value per Share
Unvested restricted stock awards outstanding at April 1, 2017	34,000	$7.27
Restricted stock awards granted	199,000	5.58
Restricted stock awards vested	(201,000)	5.72
Restricted stock awards forfeited	–	–
Unvested restricted stock awards outstanding at March 31, 2018	32,000	$6.46

The Company did not capitalize any cost associated with stock-based compensation.

The Company issues new shares of common stock upon exercise of stock options or release of restricted stock awards.

NOTE 15 – Income Taxes

The Company has the following net deferred tax assets:

	March 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$25,487,000	$33,394,000
Research and development tax credit carryforwards	1,789,000	1,746,000
Stock-based compensation	3,697,000	5,439,000
Allowances and accruals	1,118,000	1,232,000
Other deferred tax assets	284,000	240,000
State income taxes	1,000	4,000
Basis difference in assets	(3,000)	1,000
Total deferred tax assets	$32,373,000	$42,056,000

Deferred tax assets	32,373,000	42,056,000
Valuation allowance	(32,373,000)	(42,056,000)
Deferred tax assets	$–	$–

The Company’s income tax expense/(benefits) consist of the following:

	Year Ended March 31,
	2018	2017
Current:
State	$37,000	$6,000
Foreign	13,000	–
	50,000	6,000
Deferred:
Federal	–	(3,272,000)
State	–	(158,000)
Foreign	–	(844,000)
	$50,000	$(4,268,000)

For the year ended March 31, 2018, $50,000 of income tax expenses was reported in other (expense) income in the accompanying consolidated statement of comprehensive (loss) income.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for continuing operations is as follows:

	Year Ended March 31,
	2018		2017
Expected federal statutory rate	30.8%		34.0%
State income taxes, net of federal benefit	0.5%		1.2%
Research and development credit	0.3%		0.3%
Foreign earnings taxed at different rates	(0.3%	)	(1.0%	)
Effect of state net operating loss expiration	(0.9%	)	(2.3%	)
Effect of permanent differences	(4.2%	)	0.0%
True-up of state deferred assets	7.7%		(7.4%	)
Tax cuts and Jobs Act impact	(103.7%	)	(0.0%	)
	(69.8%	)	24.8%
Change in valuation allowance	68.5%		8.2%
Totals	(1.3%	)	33.0%

As of March 31, 2018, the Company had net operating loss carryforwards for Federal, California and Foreign income tax purposes of approximately $100,050,000, $35,765,000 and $3,435,000, respectively, which will begin to expire in the years 2021, 2028 and 2028, respectively, if not utilized. The remaining states net operating loss carryforwards will expire at various dates, if not utilized, beginning in the fiscal year ending March 31, 2018. The Company also had, at March 31, 2018, federal and state research credit carryforwards of approximately $948,000 and $790,000, respectively. The federal credits will expire, if not utilized at various dates, beginning in the fiscal year ending March 31, 2025, and the state credits do not expire. The Company also had, at March 31, 2018 foreign tax credits carryforwards of approximately $50,000. The foreign credits will expire, if not utilized at various dates, beginning in the fiscal year ending March 31, 2023.

The Company has completed a study to assess whether a change in control has occurred or whether there have been multiple changes of control since the Company’s formation through March 31, 2018. The Company determined, based on the results of the study, no change in control occurred for purposes of Internal Revenue Code section 382. The Company, after considering all available evidence, fully reserved for these and its other deferred tax assets since it is more likely than not such benefits will not be realized in future periods. The Company has incurred losses for both financial reporting and income tax purposes for the year ended March 31, 2018. Accordingly, the Company is continuing to fully reserve for its deferred tax assets. The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the Company’s deferred income tax assets satisfy the realization standards, the valuation allowance will be reduced accordingly.

On April 1, 2017, the Company adopted ASU No. 2016-09. As a result of adopting ASU No. 2016-09, the Company has made an accounting policy election to account for forfeitures as they occur. This change has been applied on a modified retrospective basis, with no material impacts on the Company’s financial statements. The adoption of ASU No. 2016-09 also requires excess tax benefits and tax deficiencies be recorded in the income statement as opposed to additional paid-in capital when the awards vest or are settled and recognize all previously unrecognized excess tax benefits and tax deficiencies upon adoption as a cumulative-effect adjustment to retained earnings. As of April 1, 2017, the Company recognized excess tax benefit of approximately $533,000 as an increase to deferred tax assets. However, the entire amount was offset by a full valuation allowance.  Accordingly, an $11,000 cumulative-effect adjustment to retained earnings was recorded as of March 31, 2018.

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

The Company has identified its federal tax return and its state tax return in California as major tax jurisdictions. The Company also filed tax returns in foreign jurisdictions, principally Mexico and the Netherlands. The Company’s evaluation of uncertain tax matters was performed for tax years ended through March 31, 2018. Generally, the Company is subject to audit for the years ended March 31, 2017, 2016 and 2015, and may be subject to audit for amounts relating to net operating loss carryforwards generated in periods prior to March 31, 2017. The Company has elected to retain its existing accounting policy with respect to the treatment of interest and penalties attributable to income taxes, and continues to reflect interest and penalties attributable to income taxes, to the extent they arise, as a component of its income tax provision or benefit as well as its outstanding income tax assets and liabilities. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments, other than those identified above that would result in a material change to its financial position.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act reduces the federal corporate income tax rate from 35% to 21% effective January 1, 2018, which the Company expects will positively impact its future effective tax rate and after-tax earnings in the United States. The Company recognized a decrease related to its federal deferred tax assets and deferred tax liabilities, before the valuation allowance. As change in the valuation allowance completely offsets the change in deferred taxes, therefore there was no impact on the consolidated financial statements related to the rate change.

The Company may also be affected by certain other aspects of the Tax Act including, without limitation, provisions regarding repatriation of accumulated foreign earnings and deductibility of capital expenditures. However, these assessments are based on preliminary review and analysis of the Tax Act and are subject to change as the Company continues to evaluate these highly complex rules as additional interpretive guidance is issued. The Company is also in the process of determining the impacts of the new Global Intangibles Low-Taxed Income (“GILTI”) tax law and has not yet included any potential GILTI tax or elected any related accounting policy. The Company will continue to analyze the effects of the Tax Act and any additional impacts of the Tax Act will be recorded as they are identified during the measurement period.

Also on December 22, 2017, the SEC staff issued Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which provides guidance on accounting for the impact of the Tax Act. As permitted by SAB 118, both of the tax benefits recorded by us for the fiscal year ended March 31, 2018 represent provisional amounts based on our current best estimates. Any adjustments made to those provisional amounts will be included in income from operations and recorded as an adjustment to tax expense through the fiscal year ending March 31, 2019.The recorded, provisional amounts reflect assumptions made based upon our current interpretation of the Tax Act, and may change as we receive additional clarification and guidance in the form of technical corrections to the Tax Act or regulations issued by the U.S. Treasury.

The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized tax benefits will increase or decrease within 12 months of March 31, 2018. The unrecognized tax benefits may increase or change during the next year for items that arise in the ordinary course of business.

NOTE 16 – Employee Benefit Plan

The Company has a program to contribute and administer a qualified 401(k) plan. Under the 401(k) plan, the Company matches employee contributions to the plan up to 4% of the employee’s salary. Company contributions to the plan amounted to an aggregate of $281,000 and $196,000 for the years ended March 31, 2018 and 2017, respectively.

NOTE 17 – Geographic Information

The Company generates product revenues from products which are sold into the human and animal healthcare markets, and the Company generates service revenues from laboratory testing services which are provided to medical device manufacturers.

The following table shows the Company’s product revenues by geographic region:

	Year Ended March 31,
	2018	2017
United States	$8,372,000	$6,580,000
Latin America	3,007,000	1,299,000
Europe and Rest of the World	4,284,000	4,078,000
Total	$15,663,000	$11,957,000

In connection with the Company’s sale of its Latin American business to Invekra, product revenues were reclassified from continuing operations to discontinued operations as follows:

	Year Ended March 31,
	2018	2017
Product revenues	$–	$2,693,000
Product license fees and royalties	–	412,000
Total product related revenues	$–	$3,105,000

The Company’s service revenues amounted to $995,000 and $868,000 for the years ended March 31, 2018 and 2017, respectively.

NOTE 18 – Subsequent Events

At Market Sales Issuance

On December 8, 2017, the Company entered into an At Market Issuance Sales Agreement, with B. Riley FBR, Inc. under which the Company may issue and sell shares of common stock having an aggregate offering price of up to $5,000,000 from time to time through B. Riley acting as its sales agent. The Company will pay B. Riley a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through B. Riley as agent. From April 1, 2018 through June 11, 2018, the Company sold 245,132 shares of common stock for gross proceeds of $946,000 and net proceeds of $916,000 after deducting commissions and other offering expenses.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of our most recent fiscal year. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended March 31, 2018 (the “2018 Proxy Statement”).

Item 405 of Regulation S-K requires the disclosure of, based upon our review of the forms submitted to us during and with respect to our most recent fiscal year, any known failure by any director, officer, or beneficial owner of more than ten percent of any class of our securities, or any other person subject to Section 16 of the Exchange Act (“reporting person”) to file timely a report required by Section 16(a) of the Exchange Act. This disclosure is contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2018 Proxy Statement.

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

ITEM 11. Executive Compensation

The information required by this Item is incorporated by reference to the 2018 Proxy Statement.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the 2018 Proxy Statement.

The information required to be disclosed by Item 201(d) of Regulation S-K, “Securities Authorized for Issuance Under Equity Compensation Plans,” appears under the caption “Equity Compensation Plan Information” in the 2018 Proxy Statement and such information is incorporated by reference into this report.

ITEM 13. Certain Relationships, Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the 2018 Proxy Statement.

ITEM 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the 2018 Proxy Statement.

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

(b) Exhibits

Exhibit Index

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., effective January 30, 2006 (included as exhibit 3.1 of the Company’s Annual Report on Form 10-K filed June 20, 2007, and incorporated herein by reference).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., effective October 22, 2008 (included as exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 21, 2008, and incorporated herein by reference).
3.4	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective March 29, 2013 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 22, 2013, and incorporated herein by reference).
3.5	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective December 4, 2014 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 8, 2014, and incorporated herein by reference).
3.6	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective October 22, 2015 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 27, 2015, and incorporated herein by reference).
3.7	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective June 24, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 28, 2016, and incorporated herein by reference).
3.8	Certificate of Amendment of Restated Certificate of Incorporation of Sonoma Pharmaceuticals, Inc., as amended, effective December 6, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 7, 2016, and incorporated herein by reference).
3.9	Amended and Restated Bylaws, as amended, of Sonoma Pharmaceuticals, Inc., effective December 6, 2016 (included as exhibit 3.2 to the Company’s Current Report on Form 8-K filed December 7, 2016, and incorporated herein by reference).
3.10	Certificate of Designation of Preferences, Rights and Limitations of Series A 0% Convertible Preferred Stock, filed with the Delaware Secretary of State on April 24, 2012 (included as exhibit 4.2 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).
3.11	Certificate of Designation of Series B Preferred Stock, effective October 18, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 21, 2016, and incorporated herein by references).
4.1	Specimen Common Stock Certificate (included as exhibit 4.1 to the Company’s Annual Report on Form 10-K filed June 28, 2017, and incorporated herein by reference).
4.2	Form of Series A Common Stock Purchase Warrant for February 2014 offering (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 26, 2014 and incorporated herein by reference).
4.3	Warrant Agreement, including Form of Warrant entered into by and between Oculus Innovative Sciences, Inc. and Computershare, Inc. and Computershare Trust Company, N.A., dated January 20, 2015 (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.4	Underwriters Warrant issued to Maxim Partners LLC on January 26, 2015 (included as exhibit 4.2 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.5	Underwriters Warrant issued to Robert D. Keyser, Jr. on January 26, 2015 (included as exhibit 4.3 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.6	Underwriters Warrant issued to R. Douglas Armstrong on January 26, 2015 (included as exhibit 4.4 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.7	Underwriters Warrant issued to Dawson James Securities, Inc. on January 26, 2015 (included as exhibit 4.5 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.8	Underwriters Warrant issued to Dawson James Securities, Inc. on January 26, 2015 (included as exhibit 4.6 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.9	Warrant Agreement, including Form of Warrant entered into by and between Oculus Innovative Sciences, Inc. and Computershare, Inc. and Computershare Trust Company, N.A., dated March 18, 2016 (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 18, 2016 and incorporated herein by reference).
4.10	Form of Warrant issued to Dawson James Securities, Inc. on March 31, 2016 (included as exhibit 4.25 to the Company’s Annual Report on Form 10-K filed June 21, 2016, and incorporated herein by reference).
4.11	Section 382 Rights Agreement, dated as of October 18, 2016, between Oculus Innovative Sciences, Inc. and Computershare Inc., which includes the Form of Certificate of Designation of Series B Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 21, 2016, and incorporated herein by reference).

4.12	Form of Placement Agent Warrant granted to Dawson James Securities, Inc. and The Benchmark Company, LLC in connection with the March 2, 2018 public offering, dated March 6, 2018 (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 6, 2018, and incorporated herein by reference).
10.1	Form of Indemnification Agreement between Oculus Innovative Sciences, Inc. and its officers and directors (included as exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.2	Office Lease Agreement, dated October 26, 1999, between Oculus Innovative Sciences, Inc. and RNM Lakeville, L.P. (included as exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.3	Amendment No. 1 to Office Lease Agreement, dated September 15, 2000, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.4	Amendment No. 2 to Office Lease Agreement, dated July 29, 2005, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.5	Amendment No. 3 to Office Lease Agreement, dated August 23, 2006, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.6	Office Lease Agreement, dated May 18, 2006, between Oculus Technologies of Mexico, S.A. de C.V. and Antonio Sergio Arturo Fernandez Valenzuela (translated from Spanish) (included as exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.7	Office Lease Agreement, dated July 2003, between Oculus Innovative Sciences, B.V. and Artikona Holding B.V. (translated from Dutch) (included as exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.8	Form of Director Agreement (included as exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.9	Amended and Restated Oculus Innovative Sciences, Inc. 2006 Stock Incentive Plan and related form stock option plan agreements (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 2, 2007, and incorporated herein by reference).
10.10	Amendment No. 4 to Office Lease Agreement, dated September 13, 2007, by and between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as exhibit 10.43 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).
10.11	Amendment to Office Lease Agreement, effective February 15, 2008, by and between Oculus Innovative Sciences Netherlands B.V. and Artikona Holding B.V. (translated from Dutch) (included as exhibit 10.44 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).
10.12	Amendment No. 5 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and RNM Lakeville, LLC, dated May 18, 2009 (included as exhibit 10.54 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).
10.13	Amendment No. 6 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and RNM Lakeville, L.P., dated April 26, 2011 (included as exhibit 10.52 to the Company’s Annual Report on Form 10-K filed June 3, 2011, and incorporated herein by reference).
10.14	Oculus Innovative Sciences, Inc. 2011 Stock Incentive Plan (included as exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2011, and incorporated herein by reference).
10.15	Amendment No. 7 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and 1125-1137 North McDowell, LLC, dated October 10, 2012 (included as exhibit 10.58 to the Company’s Quarterly Report on Form 10-Q filed November 8, 2012, and incorporated herein by reference).
10.16	At-the-Market Issuance Sales Agreement, dated April 2, 2014, by and between Oculus Innovative Sciences, Inc. and MLV & Co. LLC (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 2, 2014 and incorporated herein by reference).
10.17	Lease Agreement by and between Oculus Innovative Sciences, Inc. and 2500 York, L.P., dated July 9, 2014 (included as exhibit 10.82 to the Company’s Current Report on Form 10-Q filed August 12, 2014, and incorporated herein by reference).
10.18	Underwriting Agreement entered into by and between Oculus Innovative Sciences, Inc. and Maxim Group LLC as representative of the underwriters named on Schedule A thereto, dated January 20, 2015 (included as exhibit 1.1 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
10.19†	Sales Representation Contract, dated February 1, 2015, by and between Oculus Innovative Sciences, Inc. and SLA Brands, Inc. (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 2, 2015 and incorporated herein by reference).

10.20†	Amendment No. 1 to Sales Representation Contract, dated November 6, 2015, by and between Oculus Innovative Sciences, Inc. and SLA Brands, Inc. (included as exhibit 10.88 to the Company’s 10-Q filed February 16, 2016 and incorporated herein by reference).
10.21	Underwriting Agreement entered into by and between Oculus Innovative Sciences, Inc. and Dawson James Securities, Inc. as representative of the underwriters named on Schedule 1 thereto, dated March 18, 2016 (included as exhibit 1.1 to the Company’s Current Report on Form 8-K filed March 18, 2016 and incorporated herein by reference).
10.22†	Exclusive Sales and Distribution Agreement, dated November 6, 2015, by and between Oculus Innovative Sciences, Inc. and Manna Pro Products, LLC (included as exhibit 10.1 to the Company’s 8-K filed March 23, 2016 and incorporated herein by reference).
10.23	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Jim Schutz, dated July 26, 2016 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 29, 2016, and incorporated herein by reference).
10.24†	Asset Purchase Agreement dated October 27, 2016, between Oculus Innovative Sciences, Inc. and Invekra, S.A.P.I de C.V. (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 31, 2016, and incorporated herein by reference).
10.25†	Amendment Agreement to Acquisition Option dated October 27, 2016, by and between More Pharma Corporation S. de R.L. de C.V. and Oculus Technologies of Mexico, S.A. de C.V. (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 31, 2016, and incorporated herein by reference).
10.26	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Robert Miller, dated November 30, 2016 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 1, 2016, and incorporated herein by reference).
10.27	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Bruce Thornton, dated November 30, 2016 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 1, 2016, and incorporated herein by reference).
10.28	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Robert Northey, dated November 30, 2016 (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 1, 2016, and incorporated herein by reference).
10.29	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Jeffrey Day, dated November 30, 2016 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 1, 2016, and incorporated herein by reference).
10.30	Employment Agreement by and between Sonoma Pharmaceuticals, Inc. and Marc Umscheid, dated December 31, 2016 (included as Exhibit 10.97 to the Company’s quarterly report on Form 10-Q filed February 17, 2017, and incorporated herein by reference).
10.31	Master Vendor Agreement by and between Sonoma Pharmaceuticals, Inc. and PetSmart Home Office, Inc., dated November 21, 2016 (included as Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed on June 28, 2017, and incorporated herein by reference).
10.32†	Distribution Agreement by and between Sonoma Pharmaceuticals, Inc. and G. Pohl-Boskamp GmbH & Co. KG, dated April 13, 2016 (included as Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on June 28, 2017, and incorporated herein by reference).
10.33	Amendment No. 8 to Office Lease Agreement by the between Oculus Innovative Sciences, Inc. and SSCOP Properties LLC, dated June 23, 2016 (included as Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on June 28, 2017, and incorporated herein by reference).
10.35	At Market Issuance Sales Agreement, dated December 8, 2017, by and between Sonoma Pharmaceuticals, Inc. and B. Riley FBR, Inc. (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 8, 2017, and incorporated herein by reference).
10.36	Placement Agency Agreement entered into by and between Sonoma Pharmaceuticals, Inc. and Dawson James Securities, Inc. as representative of the placement agents, dated March 2, 2018 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 6, 2018, and incorporated herein by reference).
10.37	Securities Purchase Agreement entered into by and between Sonoma Pharmaceuticals, Inc. and Montreux Equity Partners V, L.P., dated March 1, 2018 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 6, 2018, and incorporated herein by reference).
10.38 #	Exclusive License and Distribution Agreement entered into by and between Sonoma Pharmaceuticals, Inc. and EMS.S.A., dated June 4, 2018 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 5, 2018, and incorporated herein by reference).
10.39*	Commercial Lease (Georgia office) by and between Sonoma Pharmaceuticals, Inc. and PMR Holdings, LLC, dated May 1, 2018.
14.1	Code of Business Conduct (included as Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on January 23, 2017, and incorporated herein by reference).
21.1	List of Subsidiaries (included as Exhibit 21.1 to the Company’s Annual Report on Form 10-K on June 28, 2017, and incorporated herein by reference).
23.1*	Consent of Marcum LLP, independent registered public accounting firm.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
†	Confidential treatment has been granted with respect to certain portions of this agreement.
#	Confidential treatment is being sought for portions of this agreement.

Copies of above exhibits not contained herein are available to any stockholder, upon payment of a reasonable per page fee, upon written request to: Chief Financial Officer, Sonoma Pharmaceuticals, Inc., 1129 N. McDowell Blvd., Petaluma, California 94954.

(c) Financial Statements and Schedules

Reference is made to Item 15(a)(2) above.

ITEM 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONOMA PHARMACEUTICALS, INC.

Date: June 26, 2018	By:	/s/ Jim Schutz
Jim Schutz President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jim Schutz	President, Chief Executive Officer and	June 26, 2018
Jim Schutz	Director (Principal Executive Officer)

/s/ Robert E. Miller	Chief Financial Officer	June 26, 2018
Robert E. Miller	(Principal Financial Officer, and
Principal Accounting Officer)

/s/ Sharon Barbari	Director	June 26, 2018
Sharon Barbari

/s/ Jay Edward Birnbaum	Director	June 26, 2018
Jay Edward Birnbaum

/s/ Russell Harrison	Director	June 26, 2018
Russell Harrison

/s/ Jerry McLaughlin	Director	June 26, 2018
Jerry McLaughlin

