Form 10-Q
period 2018-06-30
Sonoma Pharmaceuticals, Inc.
filed 2018-08-08
CIK 1367083

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

As of August 7, 2018, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 6,457,185.

SONOMA PHARMACEUTICALS, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30,	March 31,
	2018	2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,685	$10,066
Accounts receivable, net	2,214	1,537
Inventories	2,600	2,865
Prepaid expenses and other current assets	1,276	1,547
Current portion of deferred consideration, net of discount	218	239
Total current assets	13,993	16,254
Property and equipment, net	988	1,136
Deferred consideration, net of discount, less current portion	1,174	1,322
Other assets	478	494
Total assets	$16,633	$19,206

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,336	$1,272
Accrued expenses and other current liabilities	1,608	1,406
Deferred revenue	139	147
Deferred revenue Invekra	54	59
Current portion of long-term debt	194	230
Current portion of capital leases	151	147
Total current liabilities	3,482	3,261
Long-term deferred revenue	389	443
Long-term debt, less current portion	29	32
Long-term capital leases, less current portion	104	144
Total liabilities	4,004	3,880
Commitments and Contingencies (Note 5)
Stockholders’ Equity
Convertible preferred stock, $0.0001 par value; 714,286 shares authorized, none issued and outstanding at June 30, 2018 and March 31, 2018 respectively	–	–
Common stock, $0.0001 par value; 12,000,000 shares authorized at June 30, 2018 and March 31, 2018, 6,432,749 and 6,171,736 shares issued and outstanding at June 30, 2018 and March 31, 2018, respectively	1	1
Additional paid-in capital	178,003	176,740
Accumulated deficit	(160,898)	(157,440)
Accumulated other comprehensive loss	(4,477)	(3,975)
Total stockholders’ equity	12,629	15,326
Total liabilities and stockholders’ equity	$16,633	$19,206

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2018	2017
Revenues
Product	$4,095	$3,603
Service	274	232
Total revenues	4,369	3,835
Cost of revenues
Product	2,424	1,913
Service	214	160
Total cost of revenues	2,638	2,073
Gross profit	1,731	1,762
Operating expenses
Research and development	350	382
Selling, general and administrative	4,933	4,763
Total operating expenses	5,283	5,145
Loss from operations	(3,552)	(3,383)
Interest expense	(12)	(10)
Interest income	55	53
Other income (expense), net	51	(168)
Net loss	(3,458)	(3,508)
Net loss per share: basic and diluted	$(0.55)	$(0.82)
Weighted-average number of shares used in per common share calculations: basic and diluted	6,241	4,294
Other comprehensive loss
Net loss	$(3,458)	$(3,508)
Foreign currency translation adjustments	(502)	200
Comprehensive loss	$(3,960)	$(3,308)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(3,458)	$(3,508)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	121	109
Stock-based compensation	347	438
Changes in operating assets and liabilities:
Accounts receivable	(738)	(592)
Inventories	106	(81)
Prepaid expenses and other current assets	249	(630)
Accounts payable	95	(486)
Accrued expenses and other current liabilities	237	206
Deferred revenue	(19)	(90)
Net cash used in operating activities	(3,060)	(4,634)
Cash flows from investing activities:
Purchases of property and equipment	(27)	(157)
Deposits	12	(14)
Net cash used in investing activities	(15)	(171)
Cash flows from financing activities:
Proceeds from sale of common stock	916	–
Proceeds from exercise of common stock purchase warrants	–	45
Principal payments on capital leases	(35)	(31)
Principal payments on long-term debt	(87)	(40)
Net provided by (cash used) in financing activities	794	(26)
Effect of exchange rate on cash and cash equivalents	(100)	8
Net decrease in cash and cash equivalents	(2,381)	(4,823)
Cash and cash equivalents, beginning of period	10,066	17,461
Cash and cash equivalents, end of period	$7,685	$12,638

Supplemental disclosure of cash flow information:
Cash paid for interest	$12	$10

Non-cash operating and financing activities:
Automobiles financed using capital leases	$–	$180

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.	Organization and Recent Developments

Organization

Sonoma Pharmaceuticals, Inc. (the “Company”) was incorporated under the laws of the State of California in April 1999 and was reincorporated under the laws of the State of Delaware in December 2006. The Company’s principal office is located in Petaluma, California. The Company is a specialty pharmaceutical company dedicated to identifying, developing and commercializing unique, differentiated therapies to patients living with chronic skin conditions. The Company believes its products, which are sold throughout the United States and internationally, have improved patient outcomes by treating and reducing certain skin diseases including acne, atopic dermatitis, scarring, infections, itch, pain and harmful inflammatory responses.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2018 and for the three months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of June 30, 2018 and the condensed consolidated statements of comprehensive loss and cash flows for the three months ended June 30, 2018 and 2017 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented. The results for the three months ended June 30, 2018 are not necessarily indicative of results to be expected for the year ending March 31, 2019 or for any future interim period. The condensed consolidated balance sheet at March 31, 2018 has been derived from audited consolidated financial statements. These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended March 31, 2018, and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on June 26, 2018.

Note 2.	Liquidity and Financial Condition

The Company reported a net loss of $3,458,000 for the three months ended June 30, 2018. At June 30, 2018 and March 31, 2018, the Company’s accumulated deficit amounted to $160,898,000 and $157,440,000, respectively. The Company had working capital of $10,511,000 and $12,993,000 as of June 30, 2018 and March 31, 2018, respectively.

On December 8, 2017, the Company entered into an At Market Issuance Sales Agreement, with B. Riley FBR, Inc. under which the Company may issue and sell shares of common stock having an aggregate offering price of up to $5,000,000 from time to time through B. Riley acting as its sales agent. The Company will pay B. Riley a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through B. Riley as agent. For the three months ended June 30, 2018, the Company sold 245,132 shares of common stock for gross proceeds of $946,000 and net proceeds of $916,000 after deducting commissions and other offering expenses. From July 1, 2018 through August 6, 2018, the Company sold 6,695 shares of common stock for gross proceeds of $16,000 and net proceeds of $15,500 after deducting commissions and other offering expenses.

The Company expects to continue incurring losses for the foreseeable future and will need to raise additional capital to pursue its product development initiatives, to penetrate markets for the sale of its products and continue as a going concern. The Company cannot provide any assurances that it will be able to raise additional capital.

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

Net Loss per Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic loss per share for the three months ended June 30, 2018 and 2017 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	June 30,
	2018	2017
Restricted stock awards	21,000	45,000
Options to purchase common stock	1,411,000	1,353,000
Warrants to purchase common stock	1,375,000	1,333,000
	2,807,000	2,731,000

Revenue Recognition

On April 1, 2018, the Company adopted Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers Topic 606” (“Topic 606”) using the modified retrospective method. There was no impact to the Company upon the adoption of Topic 606. Revenue is recognized when the entity transfers promised goods or services to the customer, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In determining the appropriate amount of revenue to be recognized as the Company fulfills its obligations under the agreement, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.

The Company derives the majority of its revenue sales of its products to a customer base including hospitals, medical centers, doctors, pharmacies, distributors and wholesalers. The Company sells products directly to end users and to distributors. The Company also has entered into agreements to license its technology and products. The Company also provides regulatory compliance testing and quality assurance services to medical device and pharmaceutical companies.

The Company considers customer purchase orders, which in some cases are governed by master sales agreements, to be the contracts with a customer. For each contract, the Company considers the promise to transfer products, each of which are distinct, to be the identified performance obligations. In determining the transaction price the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which it expects to be entitled.

For all of its sales to non-consignment distribution channels, revenue is recognized when control of the product is transferred to the customer (i.e. when our performance obligation is satisfied), which typically occurs when title passes to the customer upon shipment but could occur when the customer receives the product based on the terms of the agreement with the customer.  For product sales to its value-added resellers, non-stocking distributors and end-user customers, the Company grants return privileges to its customers and the Company has a long history with its customers and is able to estimate the amount of product that will be returned.  Sales incentives and other programs that the Company may make available to these customers are considered to be a form of variable consideration and the Company maintains estimated accruals and allowances using the expected value method.

The Company has entered into consignment arrangements in which goods are left in the possession of another party to sell. As products are sold from the customer to third parties, the Company recognizes revenue based on a variable percentage of a fixed price.  Revenue recognized varies based on if a patient is covered by insurance or is not covered by insurance. In addition, the Company may incur a revenue deduction related to the use of the Company’s rebate program.

Sales to stocking distributors are made under terms with fixed pricing and limited rights of return (known as “stock rotation”) of the Company’s products held in their inventory. Revenue from sales to distributors is recognized upon the transfer of control to the distributor.

The Company assessed the promised goods and services in the technical support to Invekra for a ten year period as being a distinct service that Invekra can benefit from on its own and is separately identifiable from any other promises within the contract. Given that the distinct service is not substantially the same as other goods and services within the Invekra contract, the Company accounted for the distinct service as a performance obligation.

Revenue from testing contracts is recognized as tests are completed and a final report is sent to the customer.

Disaggregation of Revenue

The following table presents the Company’s disaggregated revenues by revenue source:

	Three Months Ended June 30,
Product	2018	2017
Human Skin Care	$3,554,000	$3,209,000
Animal Skin Care	541,000	394,000
	4,095,000	3,603,000
Service	274,000	232,000
Total	$4,369,000	$3,835,000

The following table shows the Company’s product revenues by geographic region:

	Three Months Ended June 30,
	2018	2017
United States	$1,971,000	$1,859,000
Latin America	1,079,000	569,000
Europe and Rest of the World	1,045,000	1,175,000
Total	$4,095,000	$3,603,000

Accounts Receivable

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts, and sales returns. Estimates for cash discounts and sales returns are based on analysis of contractual terms and historical trends.

The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Other factors that the Company considers include its existing contractual obligations, historical payment patterns of its customers and individual customer circumstances, an analysis of days sales outstanding by customer and geographic region, and a review of the local economic environment and its potential impact on government funding and reimbursement practices. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts represents probable credit losses of $30,000 and $17,000 at June 30, 2018 and March 31, 2018, respectively. Additionally, at June 30, 2018 and March 31, 2018 the Company has allowances of $1,299,000 and $1,275,000, respectively, related to potential discounts, returns, distributor fees and rebates. The allowances are included in Accounts Receivable, net in the accompanying condensed consolidated balance sheets.

Inventories

Inventories are stated at the lower of cost, cost being determined on a standard cost basis (which approximates actual cost on a first-in, first-out basis), or net realizable value.

Due to changing market conditions, estimated future requirements, age of the inventories on hand and production of new products, the Company regularly reviews inventory quantities on hand and records a provision to write down excess and obsolete inventory to its estimated net realizable value. The Company recorded a provision to reduce the carrying amounts of inventories to their net realizable value in the amount of $111,000 at June 30, 2018 and March 31, 2018, respectively, which is included in cost of product revenues on the Company’s accompanying condensed consolidated statements of comprehensive loss.

Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date the condensed consolidated financial statements were issued (Note 11).

Adoption of Recent Accounting Standards

Financial Instruments

On April 1, 2018, the Company adopted ASU 2016-01 Financial Instruments-Overall, which addressed certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The Company has determined there was no material impact on the Company’s consolidated financial position and results of operations upon adoption of this topic.

Statement of Cash Flows

On April 1, 2018, the Company adopted ASU No. 2016-15, Statement of Cash Flows (Topic 230). This amendment provides guidance on the presentation and classification of specific cash flow items to improve consistency within the statement of cash flows. The Company has determined there was not a material impact on the Company’s consolidated financial position and results of operations upon adoption of this topic.

On April 1, 2018, the Company adopted ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”) that changes the presentation of restricted cash and cash equivalents on the statement of cash flows. Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company has determined there was no material impact on the Company’s consolidated financial position and results of operations upon adoption of this topic.

Business Combinations

On April 1, 2018, the Company adopted ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this Update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The Company has determined there was no material impact on the Company’s consolidated financial position and results of operations upon adoption of this topic.

Stock Compensation

On April 1, 2018, the Company adopted ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, clarifying when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The Company has determined there was no material impact on the Company’s consolidated financial position and results of operations upon adoption of this topic.

Recent Accounting Standards

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The FASB has continued to clarify this guidance and most recently issued ASU 2017-13 Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments . The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard will be effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is currently evaluating the impact that ASU 2016-02 will have on its consolidated financial statements and related disclosures.

Reporting Comprehensive Income

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"). ASU 2018-02 provides financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Reform (or portion thereof) is recorded. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted for any interim period for which financial statements have not been issued. The Company does not believe that the adoption of this guidance will have a material impact on the Company's consolidated financial statements due the presence of a full valuation allowance. However, the Company is in the process of evaluating the impact of this new guidance on the Company's consolidated financial statements and disclosures.

Accounting standards that have been issued or proposed by the FASB, the SEC or other standard setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Note 4.	Condensed Consolidated Balance Sheets

Inventories

Inventories consist of the following:

	June 30,	March 31,
	2018	2018
Raw materials	$1,466,000	$1,619,000
Finished goods	1,134,000	1,246,000
	$2,600,000	$2,865,000

Note 5.	Commitments and Contingencies

Legal Matters

On March 17, 2017, the Company filed a lawsuit against Collidion, Inc. and several of its former employees, officers and directors, for the misappropriation of its confidential, proprietary and trade secret information as well as breach of fiduciary duties in the United States District Court for the Northern District of California, San Francisco Division. The Company is primarily seeking injunctive relief and damages in an amount yet to be proven at trial. No countersuit has been filed to date. The Company plans to vigorously defend its intellectual property by pursuing this lawsuit.

Aside from the lawsuit described above, on occasion, the Company may be involved in legal matters arising in the ordinary course of business including matters involving proprietary technology. While management believes that such matters are currently insignificant, matters arising in the ordinary course of business for which the Company is or could become involved in litigation may have a material adverse effect on its business and financial condition of comprehensive loss.

Employment Agreements

As of June 30, 2018, the Company had employment agreements in place with five of its key executives. The agreements provide, among other things, for the payment of nine to twenty-four months of severance compensation for terminations under certain circumstances. With respect to these agreements, at June 30, 2018, aggregated annual salaries would be $1,167,000 and potential severance payments to these key executives would be $1,417,000 if triggered.

Note 6.	Stockholders’ Equity

Authorized Capital

The Company is authorized to issue up to 12,000,000 shares of common stock with a par value of $0.0001 per share and 714,286 shares of convertible preferred stock with a par value of $0.0001 per share.

Note 7.	Stock-Based Compensation

The weighted average grant date fair values of options granted during the three month period of June 30, 2018 and 2017 was $3.57 and $6.06, respectively.

Share-based awards compensation expense is as follows:

	Three Months Ended June 30,
	2018	2017
Cost of revenues	$35,000	$44,000
Research and development	32,000	45,000
Selling, general and administrative	280,000	349,000
Total stock-based compensation	$347,000	$438,000

At June 30, 2018, there were unrecognized compensation costs of $1,911,000 related to stock options which is expected to be recognized over a weighted-average amortization period of 1.80 years.

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options.

Stock-Based Award Activity

Stock options award activity is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at April 1, 2018	1,393,000	$12.70
Options granted	24,000	3.94
Options forfeited	(5,000)	6.90
Options expired	(1,000)	7.02
Outstanding at June 30, 2018	1,411,000	$12.58	7.22	$–
Exercisable at June 30, 2018	957,000	$15.55	6.52	$–

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock, or $2.48 per share at June 30, 2018.

Restricted stock award activity is as follows:

	Number of Shares	Weighted Average Award Date Fair Value per Share
Unvested restricted stock awards outstanding at April 1, 2018	32,000	$6.46
Restricted stock awards granted	4,000	3.86
Restricted stock awards vested	(15,000)	5.50
Unvested restricted stock awards outstanding at June 30, 2018	21,000	$6.64

At June 30, 2018, there were unrecognized compensation costs of $121,000 related to restricted stock which is expected to be recognized over a weighted-average amortization period of 1.17 years.

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

Also on December 22, 2017, the SEC staff issued Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which provides guidance on accounting for the impact of the Tax Act. As permitted by SAB 118, both of the tax benefits recorded by the Company for the fiscal year ended March 31, 2018 represent provisional amounts based on its current best estimates. Any adjustments made to those provisional amounts will be included in income from operations and recorded as an adjustment to tax expense through the fiscal year ending March 31, 2019. The recorded, provisional amounts reflect assumptions made based upon our current interpretation of the Tax Act, and may change as the Company receives additional clarification and guidance in the form of technical corrections to the Tax Act or regulations issued by the U.S. Treasury.

The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized tax benefits will increase or decrease within 12 months of March 31, 2018. The unrecognized tax benefits may increase or change during the next year for items that arise in the ordinary course of business.

Note 9.	Segment and Geographic Information

The Company generates product revenues from products which are sold into the human and animal healthcare markets, and the Company generates service revenues from laboratory testing services which are provided to medical device manufacturers. Additionally, the Company provides technical services to Invekra.

The following table shows the Company’s product revenues by geographic region:

	Three Months Ended June 30,
	2018	2017
United States	$1,971,000	$1,859,000
Latin America	1,079,000	569,000
Europe and Rest of the World	1,045,000	1,175,000
Total	$4,095,000	$3,603,000

The Company’s service revenues amounted to $274,000 and $232,000 for the three months ended June 30, 2018 and 2017, respectively. During the three months ended June 30, 2018 and 2017, the Company recorded service revenue related to technical services provided to Invekra in the amount of $14,000 and $39,000, respectively.

Note 10.	Significant Customer Concentrations

For the three months ended June 30, 2018, one customer represented 25% of net revenue and one customer represented 14% of net revenue. For the three months ended June 30, 2017, one customer represented 18% of net revenue, one customer represented 16% of net revenue, one customer represented 12% of net revenue and one customer represented 11% of net revenue.

At June 30, 2018, one customer represented 21%, of the net accounts receivable balance. At March 31, 2018, one customer represented 36%, and one customer represented 18% of the net accounts receivable balance.

Note 11.	Subsequent Events

Sale of Common Stock

On December 8, 2017, the Company entered into an At Market Issuance Sales Agreement, with B. Riley FBR, Inc. under which the Company may issue and sell shares of common stock having an aggregate offering price of up to $5,000,000 from time to time through B. Riley acting as its sales agent. The Company will pay B. Riley a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through B. Riley as agent. From July 1, 2018 through August 6, 2018, the Company sold 6,695 shares of common stock for gross proceeds of $16,000 and net proceeds of $15,500 after deducting commissions and other offering expenses.

Common Stock Issued to Service Provider

On July 12, 2018, the Company issued 17,741 shares of common stock at a price of $2.48 per share to a service provider.

Stock Options Grants

On July 20, 2018, the Company awarded the CEO and CFO each 67,733 stock options as a bonus for fiscal year 2018. The options have an exercise price of $2.41 per share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as of June 30, 2018 and our audited consolidated financial statements for the year ended March 31, 2018 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 26, 2018.

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

Forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to the risks described in our Annual Report on Form 10-K including: our ability to become profitable; the impact of changes to reimbursement levels from third-party payors or increased pricing pressure due to rebates; the impact of the Invekra transaction on our business and results of operations; the vulnerability of our Petaluma facility to extreme weather events; the impact of seasonality on our sales; the progress and timing of our development programs and regulatory approvals for our products; the benefits and effectiveness of our products; the ability of our products to meet existing or future regulatory standards; the progress and timing of clinical trials and physician studies; our expectations related to the use of our cash reserves; our expectations and capabilities relating to the sales and marketing of our current products and our product candidates; our ability to gain sufficient reimbursement from third-party payors; our ability to compete with other companies that are developing or selling products that are competitive with our products; the establishment of strategic partnerships for the development or sale of products; the risk our research and development efforts do not lead to new products; the timing of commercializing our products; our ability to penetrate markets through our sales force, distribution network, and strategic business partners to gain a foothold in the market and generate attractive margins; the expansion of our sales force and distribution network; the ability to attain specified revenue goals within a specified time frame, if at all, or to reduce costs; the outcome of discussions with the U.S. Food and Drug Administration, or FDA, and other regulatory agencies; the content and timing of submissions to, and decisions made by, the FDA and other regulatory agencies, including demonstrating to the satisfaction of the FDA the safety and efficacy of our products; our ability to manufacture sufficient amounts of our product candidates for clinical trials and products for commercialization activities; our ability to protect our intellectual property and operate our business without infringing on the intellectual property of others; our ability to continue to expand our intellectual property portfolio; our expectations about the outcome of litigation and controversies with third parties; the risk we may need to indemnify our distributors or other third parties; risks attendant with conducting a significant portion of our business outside the United States; our ability to comply with complex federal and state fraud and abuse laws, including state and federal anti-kickback laws; risks associated with changes to health care laws; our ability to attract and retain qualified directors, officers and employees; our expectations relating to the concentration of our revenue from international sales; our ability to expand to and commercialize products in markets outside the wound care market; and the impact of the Sarbanes-Oxley Act of 2002 and any future changes in accounting regulations or practices in general with respect to public companies. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

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

Some of our key products in the United States are:

•	Celacyn®, a prescription hypochlorous acid based scar management gel clinically proven to soften and flatten raised scars while reducing redness and discoloration.

•	Ceramax™ Skin Barrier Cream helps manage dry itchy skin, minor skin irritations, rashes, and inflammation caused by various skin conditions.

•	Mondoxyne™, a prescription oral tetracycline antibiotic used for the treatment of certain bacterial infections, including acne.

•	Levicyn™, a prescription hypochlorous acid based atopic dermatitis product line clinically proven to reduce pruritus (itch) and pain associated with various dermatoses.

•	Sebuderm™, a prescription topical gel used as an alternative to corticosteroids for the management of the burning, itching and scaling experienced with seborrhea and seborrheic dermatitis.

•	Loyon®, a prescription liquid containing Cetiol® CC and medical grade dimethicone, intended to manage and relieve erythema and itching for various types of dermatoses.
•	Microcyn® (sold under a variety of brand names), a line of products based on electrically charged oxychlorine small molecules designed to target a wide range of pathogens including viruses, fungi, spores and bacteria, including antibiotic-resistant strains.

Our key product outside the United States is:

•	Microcyn® or Microdacyn60® (sold under a variety of brand names), a line of products based on electrically charged oxychlorine small molecules designed to target a wide range of pathogens including viruses, fungi, spores and bacteria, including antibiotic-resistant strains.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and 2017

Total revenues for the three months ended June 30, 2018 of $4,369,000 increased by $534,000, or 14%, as compared to $3,835,000 for the three months ended June 30, 2017. Product revenues for the three months ended June 30, 2018 of $4,095,000 increased by $492,000, or 14%, as compared to $3,603,000 for the three months ended June 30, 2017. This increase was the result of growth in the United States and Latin America.

Product revenues in the United States for the three months ended June 30, 2018 of $1,971,000 increased by $112,000, or 6%, as compared to $1,859,000 for the three months ended June 30, 2017. This increase was mostly the result of higher sales of our animal health care products and a slight increase of our dermatology products, partly offset by a decline in sales of our acute care products.

As a result of the asset purchase agreement and arrangement we entered into on October 27, 2016 with Invekra, we will continue to supply Invekra with product at a reduced price until they set up their manufacturing facility. We expect our revenues in Latin America will decrease significantly once Invekra has set up their manufacturing facility. During the three months ended June 30, 2018, we reported $1,079,000 of Latin America product revenue related to Invekra, as compared to $569,000 during the three months ended June 30, 2017.

Product revenue in Europe and the Rest of the World for the three months ended June 30, 2018 of $1,045,000 decreased by $130,000, or 11%, as compared to $1,175,000 for the three months ended June 30, 2017. This decrease was mostly the result of decreases in Middle East and Singapore partly offset by increases in China, Korea, Australia, New Zealand and India.

The following table shows our product revenues by geographic region:

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
United States	$1,971,000	$1,859,000	$112,000	6%
Latin America	1,079,000	569,000	510,000	90%
Europe and Rest of the World	1,045,000	1,175,000	(130,000)	(11)%
Total	$4,095,000	$3,603,000	$492,000	14%

Service revenues for the three months ended June 30, 2018 of $274,000 increased by $42,000, or 18%, when compared to $232,000 in the prior period. The increase was primarily the result of higher laboratory tests and services in the United States. Additionally, during the three months ended June 30, 2018 and 2017, the Company recorded service revenue related to technical services provided to Invekra in the amount of $14,000 and $39,000, respectively.

Gross Profit

For the three months ended June 30, 2018, we reported total revenues of $4,369,000 and total cost of revenues of $2,638,000, resulting in total gross profit of $1,731,000 or 40% of total revenues, compared to a gross profit of $1,762,000 or 46% of total revenues, for the same period in the prior year.

For the three months ended June 30, 2018, we reported product revenues of $4,095,000 and cost of product revenues of $2,424,000, resulting in product gross profit of $1,671,000, or 41% of product revenues, compared to product gross profit of $1,690,000, or 47% of product revenues, for the same period in the prior year. The decrease in gross profit as a percentage of product revenues was primarily due to an increase in sales in Latin America which are lower margin and increased dermatology rebate costs.

For the three months ended June 30, 2018, we reported service revenues of $274,000 and cost of service revenues of $214,000, resulting in service gross profit of $60,000, or 22% of service revenues, compared to service gross profit of $72,000, or 31% of service revenues, for the same period in the prior year.

Research and Development Expense

Research and development expenses for the three months ended June 30, 2018 of $350,000 were down slightly as compared to $382,000 for the three months ended June 30, 2017. The decrease is primarily the result of lower spending for studies in the current period.

Selling, General and Administrative Expense

Selling, general and administrative expenses for the three months ended June 30, 2018 of $4,933,000 increased by $170,000, or 4%, when compared to $4,763,000 for the three months ended June 30, 2017. The increase for the three months ended June 30, 2018 is the result of increased legal and marketing expenses in the U.S.

Interest Expense

Interest expense for the three months ended June 30, 2018 of $12,000 increased by $2,000 when compared to $10,000 for the three months ended June 30, 2017. The increase in interest expense relates primarily to capital leases.

Interest Income

Interest income for the three months ended June 30, 2018 of $55,000 increased by $2,000 when compared to $53,000 for the three months ended June 30, 2017. The increase is primarily due to interest income reported related to a discount on Invekra deferred compensation.

Other Income Expense, net

Other income for the three months ended June 30, 2018 of $51,000 increased by $219,000 when compared to other expense of $168,000 for the three months ended June 30, 2017. The increase in other income (expense) relates primarily to fluctuations in foreign exchange.

Net Loss

Net Loss for the three months ended June 30, 2018 of $3,458,000 decreased $50,000, when compared to net loss of $3,508,000 for the three months ended June 30, 2017. The decrease in net loss is primarily due to an increase of other income of $219,000 related to foreign exchange fluctuation offset by an increase in operating losses of $169,000.

Liquidity and Capital Resources

We reported a net loss of $3,458,000 for the three months ended June 30, 2018. At June 30, 2018 and March 31, 2018, our accumulated deficit amounted to $160,898,000 and $157,440,000, respectively. We had working capital of $10,511,000 and $12,993,000 as of June 30, 2018 and March 31, 2018, respectively.

We expect to continue incurring losses for the foreseeable future and will need to raise additional capital to pursue our product development initiatives, to penetrate markets for the sale of our products and continue as a going concern. We cannot provide any assurances that we will be able to raise additional capital.

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

Sources of Liquidity

As of June 30, 2018, we had cash and cash equivalents of $7,685,000. Since our inception, substantially all of our operations have been financed through sales of equity securities. Other sources of financing that we have used to date include our revenues, as well as various loans and the sale of certain Latin American assets to Invekra.

Since July 1, 2016, substantially all of our operations have been financed through the following transactions:

•	proceeds of $150,000 received from the exercise of common stock purchase warrants and options;
•	net proceeds of $18,639,000 received from the sale of certain Latin America assets to Invekra on October 27, 2016;
•	net proceeds of $1,889,000 received from the sale of common stock through our At Market Issuance Sales Agreement dated December 8, 2017;
•	net proceeds of $4,500,000 received from the sale of common stock through a registered direct offering closed on March 6, 2018.

Cash Flows

As of June 30, 2018, we had cash and cash equivalents of $7,685,000, compared to $10,066,000 as of March 31, 2018.

Net cash used in operating activities during the three months ended June 30, 2018 was $3,060,000, primarily due to our net loss of $3,458,000 offset by non-cash stock compensation of $347,000 in the period.

Net cash used in operating activities during the three months ended June 30, 2017 was $4,634,000, primarily due to our net loss of $3,508,000 offset by non-cash stock compensation of $438,000 in the period. Additionally, we had increases in prepaid expenses of $659,000 and an increase in accounts receivable of $592,000.

Net cash used in investing activities was $15,000 for three months ended June 30, 2018, primarily related to the purchase of equipment.

Net cash used in investing activities was $171,000 for three months ended June 30, 2017, primarily related to the purchase of equipment.

Net provided by financing activities was $794,000 for the three months ended June 30, 2018 related to principal payments on debt and capital leases of $122,000 offset by net proceeds from the sale of common stock of $916,000.

Net cash used in financing activities was $26,000 for the three months ended June 30, 2017 related to principal payments on debt and capital leases of $71,000 offset by proceeds from exercise of common stock purchase warrants of $45,000.

Material Trends and Uncertainties

We expect to continue incurring losses for the foreseeable future and will need to raise additional capital to pursue our product development initiatives, to penetrate markets for the sale of our products and continue as a going concern. We cannot provide any assurances that we will be able to raise additional capital as we need it.

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

Healthcare providers and insurers heavily influence the price patients pay for our products. Generally, insurers cover a lower percentage of our products compared to other medical products making our products seem relatively more expensive than other medical care. As a result, to remain competitive, we offer rebates on our products directly to patients. Most patients use these rebates to make our products more affordable. While we believe these rebates are necessary for many patients to buy our products and without them our revenues would likely decline, the impact of rebates on our bottom line has been significant. For example, in our first fiscal quarter ended June 30, 2018, dermatology rebates amounted to $1,902,000.

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

During the quarter ended June 30, 2018, revenue from sales to our Latin America partner amounted to approximately 25% of our total revenue. We will continue to supply products at a reduced price from list prices to Invekra pursuant to our contractual obligations for a transition period until, at the latest, October 27, 2020, while Invekra builds its own manufacturing lines. However, we expect that our future revenues from Latin American sales will be substantially reduced.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

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

There have been no material changes from risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended March 31, 2018, as filed with the SEC on June 26, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On July 12, 2018, we issued 17,741 shares of common stock at a price of $2.48 per share to a service provider.

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

Item 3.	Default Upon Senior Securities

We did not default upon any senior securities during the quarter ended June 30, 2018.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On December 8, 2017, we entered into an At Market Issuance Sales Agreement, with B. Riley FBR, Inc. under which we may issue and sell shares of common stock having an aggregate offering price of up to $5,000,000 from time to time through B. Riley acting as our sales agent. We will pay B. Riley a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through B. Riley as agent. From July 1, 2018 through August 6, 2018, we sold 6,695 shares of common stock for gross proceeds of $16,000 and net proceeds of $15,500 after deducting commissions and other offering expenses.

Stock Options Grants

On July 20, 2018, we awarded the CEO and CFO each 67,733 stock options as a bonus for fiscal year 2018. The options have an exercise price of $2.41 per share.

Item 6.	Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., effective January 30, 2006 (included as exhibit 3.1 of the Company’s Annual Report on Form 10-K filed June 20, 2007, and incorporated herein by reference).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., effective October 22, 2008 (included as exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 21, 2008, and incorporated herein by reference).
3.4	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective March 29, 2013 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 22, 2013, and incorporated herein by reference).
3.5	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective December 4, 2014 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 8, 2014, and incorporated herein by reference).
3.6	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective October 22, 2015 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 27, 2015, and incorporated herein by reference).
3.7	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective June 24, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 28, 2016, and incorporated herein by reference).
3.8	Certificate of Amendment of Restated Certificate of Incorporation of Sonoma Pharmaceuticals, Inc., as amended, effective December 6, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 7, 2016, and incorporated herein by reference).
3.9	Amended and Restated Bylaws, as amended, of Sonoma Pharmaceuticals, Inc., effective December 6, 2016 (included as exhibit 3.2 to the Company’s Current Report on Form 8-K filed December 7, 2016, and incorporated herein by reference).
3.10	Certificate of Designation of Preferences, Rights and Limitations of Series A 0% Convertible Preferred Stock, filed with the Delaware Secretary of State on April 24, 2012 (included as exhibit 4.2 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).
3.11	Certificate of Designation of Series B Preferred Stock, effective October 18, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 21, 2016, and incorporated herein by references).
4.1	Specimen Common Stock Certificate (included as exhibit 4.1 to the Company’s Annual Report on Form 10-K filed June 28, 2017, and incorporated herein by reference).
4.2	Form of Series A Common Stock Purchase Warrant for February 2014 offering (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 26, 2014 and incorporated herein by reference).
4.3	Warrant Agreement, including Form of Warrant entered into by and between Oculus Innovative Sciences, Inc. and Computershare, Inc. and Computershare Trust Company, N.A., dated January 20, 2015 (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.4	Underwriters Warrant issued to Maxim Partners LLC on January 26, 2015 (included as exhibit 4.2 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.5	Underwriters Warrant issued to Robert D. Keyser, Jr. on January 26, 2015 (included as exhibit 4.3 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.6	Underwriters Warrant issued to R. Douglas Armstrong on January 26, 2015 (included as exhibit 4.4 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.7	Underwriters Warrant issued to Dawson James Securities, Inc. on January 26, 2015 (included as exhibit 4.5 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.8	Underwriters Warrant issued to Dawson James Securities, Inc. on January 26, 2015 (included as exhibit 4.6 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.9	Warrant Agreement, including Form of Warrant entered into by and between Oculus Innovative Sciences, Inc. and Computershare, Inc. and Computershare Trust Company, N.A., dated March 18, 2016 (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 18, 2016 and incorporated herein by reference).
4.10	Form of Warrant issued to Dawson James Securities, Inc. on March 31, 2016 (included as exhibit 4.25 to the Company’s Annual Report on Form 10-K filed June 21, 2016, and incorporated herein by reference).
4.11	Section 382 Rights Agreement, dated as of October 18, 2016, between Oculus Innovative Sciences, Inc. and Computershare Inc., which includes the Form of Certificate of Designation of Series B Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 21, 2016, and incorporated herein by reference).

4.12	Form of Placement Agent Warrant granted to Dawson James Securities, Inc. and The Benchmark Company, LLC in connection with the March 2, 2018 public offering, dated March 6, 2018 (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 6, 2018, and incorporated herein by reference).
10.1	Form of Indemnification Agreement between Oculus Innovative Sciences, Inc. and its officers and directors (included as exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.2	Office Lease Agreement, dated October 26, 1999, between Oculus Innovative Sciences, Inc. and RNM Lakeville, L.P. (included as exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.3	Amendment No. 1 to Office Lease Agreement, dated September 15, 2000, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.4	Amendment No. 2 to Office Lease Agreement, dated July 29, 2005, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.5	Amendment No. 3 to Office Lease Agreement, dated August 23, 2006, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.6	Office Lease Agreement, dated May 18, 2006, between Oculus Technologies of Mexico, S.A. de C.V. and Antonio Sergio Arturo Fernandez Valenzuela (translated from Spanish) (included as exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.7	Office Lease Agreement, dated July 2003, between Oculus Innovative Sciences, B.V. and Artikona Holding B.V. (translated from Dutch) (included as exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.8	Form of Director Agreement (included as exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.9	Amended and Restated Oculus Innovative Sciences, Inc. 2006 Stock Incentive Plan and related form stock option plan agreements (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 2, 2007, and incorporated herein by reference).
10.10	Amendment No. 4 to Office Lease Agreement, dated September 13, 2007, by and between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as exhibit 10.43 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).
10.11	Amendment to Office Lease Agreement, effective February 15, 2008, by and between Oculus Innovative Sciences Netherlands B.V. and Artikona Holding B.V. (translated from Dutch) (included as exhibit 10.44 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).
10.12	Amendment No. 5 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and RNM Lakeville, LLC, dated May 18, 2009 (included as exhibit 10.54 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).
10.13	Amendment No. 6 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and RNM Lakeville, L.P., dated April 26, 2011 (included as exhibit 10.52 to the Company’s Annual Report on Form 10-K filed June 3, 2011, and incorporated herein by reference).
10.14	Oculus Innovative Sciences, Inc. 2011 Stock Incentive Plan (included as exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2011, and incorporated herein by reference).
10.15	Amendment No. 7 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and 1125-1137 North McDowell, LLC, dated October 10, 2012 (included as exhibit 10.58 to the Company’s Quarterly Report on Form 10-Q filed November 8, 2012, and incorporated herein by reference).

10.16	At-the-Market Issuance Sales Agreement, dated April 2, 2014, by and between Oculus Innovative Sciences, Inc. and MLV & Co. LLC (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 2, 2014 and incorporated herein by reference).
10.17	Lease Agreement by and between Oculus Innovative Sciences, Inc. and 2500 York, L.P., dated July 9, 2014 (included as exhibit 10.82 to the Company’s Current Report on Form 10-Q filed August 12, 2014, and incorporated herein by reference).
10.18	Underwriting Agreement entered into by and between Oculus Innovative Sciences, Inc. and Maxim Group LLC as representative of the underwriters named on Schedule A thereto, dated January 20, 2015 (included as exhibit 1.1 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
10.19†	Sales Representation Contract, dated February 1, 2015, by and between Oculus Innovative Sciences, Inc. and SLA Brands, Inc. (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 2, 2015 and incorporated herein by reference).
10.20†	Amendment No. 1 to Sales Representation Contract, dated November 6, 2015, by and between Oculus Innovative Sciences, Inc. and SLA Brands, Inc. (included as exhibit 10.88 to the Company’s 10-Q filed February 16, 2016 and incorporated herein by reference).
10.21	Underwriting Agreement entered into by and between Oculus Innovative Sciences, Inc. and Dawson James Securities, Inc. as representative of the underwriters named on Schedule 1 thereto, dated March 18, 2016 (included as exhibit 1.1 to the Company’s Current Report on Form 8-K filed March 18, 2016 and incorporated herein by reference).
10.22†	Exclusive Sales and Distribution Agreement, dated November 6, 2015, by and between Oculus Innovative Sciences, Inc. and Manna Pro Products, LLC (included as exhibit 10.1 to the Company’s 8-K filed March 23, 2016 and incorporated herein by reference).
10.23	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Jim Schutz, dated July 26, 2016 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 29, 2016, and incorporated herein by reference).
10.24†	Asset Purchase Agreement dated October 27, 2016, between Oculus Innovative Sciences, Inc. and Invekra, S.A.P.I de C.V. (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 31, 2016, and incorporated herein by reference).
10.25†	Amendment Agreement to Acquisition Option dated October 27, 2016, by and between More Pharma Corporation S. de R.L. de C.V. and Oculus Technologies of Mexico, S.A. de C.V. (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 31, 2016, and incorporated herein by reference).
10.26	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Robert Miller, dated November 30, 2016 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 1, 2016, and incorporated herein by reference).
10.27	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Bruce Thornton, dated November 30, 2016 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 1, 2016, and incorporated herein by reference).
10.28	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Robert Northey, dated November 30, 2016 (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 1, 2016, and incorporated herein by reference).
10.29	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Jeffrey Day, dated November 30, 2016 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 1, 2016, and incorporated herein by reference).
10.30	Employment Agreement by and between Sonoma Pharmaceuticals, Inc. and Marc Umscheid, dated December 31, 2016 (included as Exhibit 10.97 to the Company’s quarterly report on Form 10-Q filed February 17, 2017, and incorporated herein by reference).
10.31	Master Vendor Agreement by and between Sonoma Pharmaceuticals, Inc. and PetSmart Home Office, Inc., dated November 21, 2016 (included as Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed on June 28, 2017, and incorporated herein by reference).
10.32†	Distribution Agreement by and between Sonoma Pharmaceuticals, Inc. and G. Pohl-Boskamp GmbH & Co. KG, dated April 13, 2016 (included as Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on June 28, 2017, and incorporated herein by reference).
10.33	Amendment No. 8 to Office Lease Agreement by the between Oculus Innovative Sciences, Inc. and SSCOP Properties LLC, dated June 23, 2016 (included as Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on June 28, 2017, and incorporated herein by reference).
10.35	At Market Issuance Sales Agreement, dated December 8, 2017, by and between Sonoma Pharmaceuticals, Inc. and B. Riley FBR, Inc. (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 8, 2017, and incorporated herein by reference).
10.36	Placement Agency Agreement entered into by and between Sonoma Pharmaceuticals, Inc. and Dawson James Securities, Inc. as representative of the placement agents, dated March 2, 2018 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 6, 2018, and incorporated herein by reference).
10.37	Securities Purchase Agreement entered into by and between Sonoma Pharmaceuticals, Inc. and Montreux Equity Partners V, L.P., dated March 1, 2018 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 6, 2018, and incorporated herein by reference).
10.38 #	Exclusive License and Distribution Agreement entered into by and between Sonoma Pharmaceuticals, Inc. and EMS.S.A., dated June 4, 2018 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 5, 2018, and incorporated herein by reference).

10.39	Commercial Lease (Georgia office) by and between Sonoma Pharmaceuticals, Inc. and PMR Holdings, LLC, dated May 1, 2018. (included as exhibit 10.39 to the Company’s Form 10-K filed on June 26, 2018, and incorporated herein by reference).
14.1	Code of Business Conduct (included as Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on January 23, 2017, and incorporated herein by reference).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
†	Confidential treatment has been granted with respect to certain portions of this agreement.
#	Confidential treatment is being sought for portions of this agreement.

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

SONOMA PHARMACEUTICALS, INC.

Date: August 8, 2018	By:	/s/ Jim Schutz
Jim Schutz
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2018	By:	/s/ Robert Miller
Robert Miller
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

