Form 10-Q
period 2018-09-30
Sonoma Pharmaceuticals, Inc.
filed 2018-11-08
CIK 1367083

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 29, 2018, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 6,592,633.

SONOMA PHARMACEUTICALS, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30,	March 31,
	2018	2018
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$4,048	$10,066
Accounts receivable, net	2,971	1,537
Inventories	2,953	2,865
Prepaid expenses and other current assets	1,464	1,547
Current portion of deferred consideration, net of discount	232	239
Total current assets	11,668	16,254
Property and equipment, net	935	1,136
Deferred consideration, net of discount, less current portion	1,215	1,322
Other assets	530	494
Total assets	$14,348	$19,206

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,362	$1,272
Accrued expenses and other current liabilities	1,241	1,406
Deferred revenue	186	147
Deferred revenue Invekra	57	59
Current portion of long-term debt	74	230
Current portion of capital leases	157	147
Total current liabilities	3,077	3,261
Long-term deferred revenue	399	443
Long-term debt, less current portion	25	32
Long-term capital leases, less current portion	62	144
Total liabilities	3,563	3,880
Commitments and Contingencies (Note 5)
Stockholders’ Equity
Convertible preferred stock, $0.0001 par value; 714,286 shares authorized, none issued and outstanding at September 30, 2018 and March 31, 2018 respectively	–	–
Common stock, $0.0001 par value; 24,000,000 and 12,000,000 shares authorized at September 30, 2018 and March 31, 2018, respectively, 6,479,633 and 6,171,736 shares issued and outstanding at September 30, 2018 and March 31, 2018, respectively (Note 6)	1	1
Additional paid-in capital	178,629	176,740
Accumulated deficit	(163,718)	(157,440)
Accumulated other comprehensive loss	(4,127)	(3,975)
Total stockholders’ equity	10,785	15,326
Total liabilities and stockholders’ equity	$14,348	$19,206

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Revenues
Product	$4,635	$4,144	$8,730	$7,747
Service	304	181	578	413
Total revenues	4,939	4,325	9,308	8,160
Cost of revenues
Product	2,313	2,308	4,737	4,221
Service	199	169	413	329
Total cost of revenues	2,512	2,477	5,150	4,550
Gross profit	2,427	1,848	4,158	3,610
Operating expenses
Research and development	390	368	740	750
Selling, general and administrative	4,689	4,337	9,622	9,100
Total operating expenses	5,079	4,705	10,362	9,850
Loss from operations	(2,652)	(2,857)	(6,204)	(6,240)
Interest expense	(7)	(10)	(19)	(20)
Interest income	47	18	102	71
Other expense	(208)	(21)	(157)	(189)
Net loss	(2,820)	(2,870)	(6,278)	(6,378)
Net loss per share: basic and diluted	$(0.44)	$(0.67)	$(0.99)	$(1.48)
Weighted-average number of shares used in per common share calculations: basic and diluted	6,465	4,313	6,353	4,303
Other comprehensive loss
Net loss	$(2,820)	$(2,870)	$(6,278)	$(6,378)
Foreign currency translation adjustments	350	(45)	(152)	155
Comprehensive loss	$(2,470)	$(2,915)	$(6,430)	$(6,223)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(6,278)	$(6,378)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	238	241
Stock-based compensation	932	900
Changes in operating assets and liabilities:
Accounts receivable	(1,456)	(886)
Inventories	(160)	(310)
Prepaid expenses and other current assets	169	(681)
Accounts payable	94	10
Accrued expenses and other current liabilities	(147)	34
Deferred revenue	1	(163)
Net cash used in operating activities	(6,607)	(7,233)
Cash flows from investing activities:
Purchases of property and equipment	(57)	(162)
Deposits	(38)	(14)
Net cash used in investing activities	(95)	(176)
Cash flows from financing activities:
Proceeds from sale of common stock	957	–
Proceeds from exercise of common stock purchase warrants	–	52
Principal payments on capital leases	(72)	(64)
Principal payments on long-term debt	(210)	(80)
Net provided by (used in) financing activities	675	(92)
Effect of exchange rate on cash and cash equivalents	9	23
Net decrease in cash and cash equivalents	(6,018)	(7,478)
Cash and cash equivalents, beginning of period	10,066	17,461
Cash and cash equivalents, end of period	$4,048	$9,983

Supplemental disclosure of cash flow information:
Cash paid for interest	$19	$20

Non-cash operating and financing activities:
Automobiles financed using capital leases	$–	$180

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2018 and for the three and six months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of September 30, 2018, the condensed consolidated statements of comprehensive loss for the three and six months ended September 30, 2018 and 2017 and the cash flows for the six months ended September 30, 2018 and 2017 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented. The results for the three and six months ended September 30, 2018 are not necessarily indicative of results to be expected for the year ending March 31, 2019 or for any future interim period. The condensed consolidated balance sheet at March 31, 2018 has been derived from audited consolidated financial statements. These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended March 31, 2018, and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on June 26, 2018.

Note 2.	Liquidity and Financial Condition

The Company reported a net loss of $6,278,000 for the six months ended September 30, 2018. At September 30, 2018 and March 31, 2018, the Company’s accumulated deficit amounted to $163,718,000 and $157,440,000, respectively. The Company had working capital of $8,591,000 and $12,993,000 as of September 30, 2018 and March 31, 2018, respectively.

On December 8, 2017, the Company entered into an At Market Issuance Sales Agreement, with B. Riley FBR, Inc. under which the Company may issue and sell shares of common stock having an aggregate offering price of up to $5,000,000 from time to time through B. Riley acting as its sales agent. The Company will pay B. Riley a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through B. Riley as agent. For the six months ended September 30, 2018, the Company sold 267,394 shares of common stock for gross proceeds of $999,000 and net proceeds of $957,000 after deducting commissions and other offering expenses.

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

Net Loss per Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic loss per share for the three and six months ended September 30, 2018 and 2017 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	September 30,
	2018	2017
Restricted stock units	40,000	57,000
Options to purchase common stock	1,516,000	1,393,000
Warrants to purchase common stock	1,375,000	1,332,000
	2,931,000	2,782,000

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

The Company derives the majority of its revenue through sales of its products to a customer base including hospitals, medical centers, doctors, pharmacies, distributors and wholesalers. The Company sells products directly to end users and to distributors. The Company also has entered into agreements to license its technology and products. The Company also provides regulatory compliance testing and quality assurance services to medical device and pharmaceutical companies.

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

The Company has entered into consignment arrangements in which goods are left in the possession of another party to sell. As products are sold from the customer to third parties, the Company recognizes revenue based on a variable percentage of a fixed price.  Revenue recognized varies depending on whether a patient is covered by insurance or is not covered by insurance. In addition, the Company may incur a revenue deduction related to the use of the Company’s rebate program.

Sales to stocking distributors are made under terms with fixed pricing and limited rights of return (known as “stock rotation”) of the Company’s products held in their inventory. Revenue from sales to distributors is recognized upon the transfer of control to the distributor.

The Company assessed the promised goods and services in the technical support to Invekra for a ten-year period as being a distinct service that Invekra can benefit from on its own and is separately identifiable from any other promises within the contract. Given that the distinct service is not substantially the same as other goods and services within the Invekra contract, the Company accounted for the distinct service as a performance obligation.

Revenue from testing contracts is recognized as tests are completed and a final report is sent to the customer.

Disaggregation of Revenue

The following table presents the Company’s disaggregated revenues by revenue source:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Product
Human Skin Care	$4,074,000	$3,775,000	$7,628,000	$6,939,000
Animal Skin Care	561,000	369,000	1,102,000	808,000
	4,635,000	4,144,000	8,730,000	7,747,000
Service	304,000	181,000	578,000	413,000
Total	$4,939,000	$4,325,000	$9,308,000	$8,160,000

Accounts Receivable

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts, and sales returns. Estimates for cash discounts and sales returns are based on analysis of contractual terms and historical trends.

The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Other factors that the Company considers include its existing contractual obligations, historical payment patterns of its customers and individual customer circumstances, an analysis of days sales outstanding by customer and geographic region, and a review of the local economic environment and its potential impact on government funding and reimbursement practices. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts represents probable credit losses of $26,000 and $17,000 at September 30, 2018 and March 31, 2018, respectively. Additionally, at September 30, 2018 and March 31, 2018 the Company has allowances of $1,103,000 and $1,275,000, respectively, related to potential discounts, returns, distributor fees and rebates. The allowances are included in Accounts Receivable, net in the accompanying condensed consolidated balance sheets.

Inventories

Inventories are stated at the lower of cost, cost being determined on a standard cost basis (which approximates actual cost on a first-in, first-out basis), or net realizable value.

Due to changing market conditions, estimated future requirements, age of the inventories on hand and production of new products, the Company regularly reviews inventory quantities on hand and records a provision to write down excess and obsolete inventory to its estimated net realizable value. The Company recorded a provision to reduce the carrying amounts of inventories to their net realizable value in the amount of $128,000 and $111,000 at September 30, 2018 and March 31, 2018, respectively, which is included in cost of product revenues on the Company’s accompanying condensed consolidated statements of comprehensive loss.

Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date the condensed consolidated financial statements were issued.

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

On April 1, 2018, the Company adopted ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash that changes the presentation of restricted cash and cash equivalents on the statement of cash flows. Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company has determined there was no material impact on the Company’s consolidated financial position and results of operations upon adoption of this topic.

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

Recent Accounting Standards

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842). This ASU will require lessees to recognize a right of use asset and lease liability on the balance sheet for leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The amendment will be effective for annual and interim periods beginning after December 15, 2018, including interim periods within those fiscal years. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases - Targeted Improvements. ASU 2018-10 provides certain amendments that affect narrow aspects of the guidance issued in ASU 2016-02. ASU No. 2018-11 allows entities the option to prospectively apply the new lease standard at the adoption date instead of recording the cumulative impact of all comparative reporting periods presented within retained earnings. The Company is currently evaluating the impact ASU 2016-02, ASU 2018-10 and ASU 2018-11 will have on its consolidated financial position, results of operations or financial statement disclosure.

Reporting Comprehensive Income

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"). ASU 2018-02 provides financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) (or portion thereof) is recorded. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted for any interim period for which financial statements have not been issued. The Company does not believe that the adoption of this guidance will have a material impact on the Company's consolidated financial statements due to the presence of a full valuation allowance. However, the Company is in the process of evaluating the impact of this new guidance on the Company's consolidated financial statements and disclosures.

Stock Compensation

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The guidance in this ASU expands the scope of ASC Topic 718 to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. This amendment will be effective for annual and interim periods beginning after December 31, 2018. The Company is currently evaluating the impact ASU 2018-07 will have on its consolidated financial position, results of operations or financial statement disclosure.

Accounting standards that have been issued or proposed by the FASB, the SEC or other standard setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Note 4.	Condensed Consolidated Balance Sheets

Inventories

Inventories consist of the following:

	September 30,	March 31,
	2018	2018
Raw materials	$1,811,000	$1,619,000
Finished goods	1,142,000	1,246,000
	$2,953,000	$2,865,000

Note 5.	Commitments and Contingencies

Legal Matters

On March 17, 2017, the Company filed a lawsuit against Collidion, Inc. and several of its former employees, officers and directors, alleging the misappropriation of its confidential, proprietary and trade secret information as well as breach of fiduciary duties in the United States District Court for the Northern District of California, San Francisco Division. During the three months ended September 30, 2018, the Company settled the lawsuit to the satisfaction of all parties. There has been no finding of wrongdoing against any party.

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

Employment Agreements

As of September 30, 2018, the Company had employment agreements in place with five of its key executives. The agreements provide, among other things, for the payment of nine to twenty-four months of severance compensation for terminations under certain circumstances. With respect to these agreements, at September 30, 2018, aggregated annual salaries would be $1,167,000 and potential severance payments to these key executives would be $1,417,000 if triggered.

Note 6.	Stockholders’ Equity

Authorized Capital

At the annual meeting, the Company’s stockholders approved an amendment to its Restated Certificate of Incorporation, as amended, to increase the number of authorized common stock, $0.0001 par value per share, from 12,000,000 to a total of 24,000,000 shares. Effective September 13, 2018, the Company filed a certificate of amendment with the Secretary of State of the State of Delaware in order to effect an increase of the total number of shares of common stock authorized for issuance to 24,000,000. Additionally, the Company is authorized to issue 714,286 shares of convertible preferred stock with a par value of $0.0001 per share.

Common Stock Issued to Services Providers

The Company entered into an agreement with Actual, Inc., for certain marketing and branding consulting services. In connection with the agreement, the Company pays a portion of the service fees in common stock. On July 27, 2017, the Company issued 2,570 shares of restricted common stock valued at $6.74 per share and on August 22, 2017, the Company issued 3,133 shares of restricted common stock valued at $5.53 per share. The aggregate fair market value of the common stock issued was $35,000. The Company has determined that the fair value of the common stock was more readily determinable than the fair value of the services rendered. On July 12, 2018, the Company issued 17,741 shares of restricted common stock valued at $2.48 per share. The aggregate fair market value of the common stock issued was $44,000. The Company has determined that the fair value of the common stock was more readily determinable than the fair value of the services rendered. Accordingly, during the three and six months ended September 30, 2017, the Company recorded $35,000 of expense related to common stock issued. During the three and six months ended September 30, 2018, the Company recorded $44,000 of expense related to common stock issued. The expense was recorded as selling, general and administrative expense in the accompanying condensed consolidated statement of comprehensive loss.

The Company entered into an agreement with The Benchmark Company, LLC for certain finance related consulting services. In connection with the agreement, the Company pays a portion of the service fees in common stock. On July 31, 2018, the Company issued 6,881 shares of restricted common stock valued at $2.18 per share. The aggregate fair market value of the common stock issued was $15,000. The Company has determined that the fair value of the common stock was more readily determinable than the fair value of the services rendered. Accordingly, during the three and six months ended September 30, 2018, the Company recorded $15,000 of expense related to common stock issued. The expense was recorded as selling, general and administrative expense in the accompanying condensed consolidated statement of comprehensive loss.

Note 7.	Stock-Based Compensation

The weighted average grant date fair values of options granted during the three months ended September 30, 2018 and 2017 was $1.96 and $5.58, respectively, and the weighted average grant date fair values of options granted during the six months ended September 30, 2018 and 2017 was $2.20 and $6.01, respectively.

Share-based awards compensation expense is as follows:

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,
	2018	2017	2018	2017
Cost of service revenue	$30,000	$49,000	$65,000	$93,000
Research and development	29,000	45,000	61,000	90,000
Selling, general and administrative	467,000	333,000	747,000	682,000
Total stock-based compensation	$526,000	$427,000	$873,000	$865,000

At September 30, 2018, there were unrecognized compensation costs of $1,450,000 related to stock options which is expected to be recognized over a weighted-average amortization period of 1.56 years. At September 30, 2017, there were unrecognized compensation costs of $2,999,000 related to stock options which is expected to be recognized over a weighted-average amortization period of 2.43 years.

At September 30, 2018, there were unrecognized compensation costs of $111,000 related to restricted stock which is expected to be recognized over a weighted-average amortization period of 1.53 years. At September 30, 2017, there were unrecognized compensation costs of $239,000 related to restricted stock which is expected to be recognized over a weighted-average amortization period of 1.69 years.

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options.

Stock-Based Award Activity

Stock options award activity is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at April 1, 2018	1,393,000	$12.70
Options granted	159,000	2.64
Options forfeited	(33,000)	6.70
Options expired	(3,000)	18.44
Outstanding at September 30, 2018	1,516,000	$11.76	7.02	$–
Exercisable at September 30, 2018	1,109,000	$13.75	6.48	$–

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock, or $1.46 per share at September 30, 2018.

Restricted stock award activity is as follows:

	Number of Shares	Weighted Average Award Date Fair Value per Share
Unvested restricted stock awards outstanding at April 1, 2018	32,000	$6.46
Restricted stock awards granted	28,000	1.90
Restricted stock awards forfeited	(4,000)	6.97
Restricted stock awards vested	(16,000)	5.50
Unvested restricted stock awards outstanding at September 30, 2018	40,000	$3.71

The Company did not capitalize any cost associated with stock-based compensation.

The Company issues new shares of common stock upon exercise of stock options or release of restricted stock awards.

The Company issues new shares of common stock upon exercise of stock based awards.

Note 8.	Income Taxes

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The Tax Act reduces the federal corporate income tax rate from 35% to 21%, effective January 1, 2018, which the Company expects will positively impact its future effective tax rate and after-tax earnings in the United States. The Company recognized a decrease related to its federal deferred tax assets and deferred tax liabilities, before the valuation allowance. Because a change in the valuation allowance completely offsets the change in deferred taxes, there was no impact on the consolidated financial statements related to the rate change.

The Company may also be affected by certain other aspects of the Tax Act, including, without limitation, provisions regarding repatriation of accumulated foreign earnings and deductibility of capital expenditures. However, these assessments are based on preliminary review and analysis of the Tax Act and are subject to change as the Company continues to evaluate these highly complex rules as additional interpretive guidance is issued. The Company is also in the process of determining the impacts of the new Global Intangibles Low-Taxed Income (“GILTI”) tax law and has not yet included any potential GILTI tax or elected any related accounting policy. The Company will continue to analyze the effects of the Tax Act and any additional impacts of the Tax Act will be recorded as they are identified during the measurement period.

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

The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized tax benefits will increase or decrease within twelve months of March 31, 2018. The unrecognized tax benefits may increase or change during the next year for items that arise in the ordinary course of business.

Note 9.	Segment and Geographic Information

The Company generates product revenues from products which are sold into the human and animal healthcare markets, and the Company generates service revenues from laboratory testing services which are provided to medical device manufacturers. Additionally, the Company provides technical services to Invekra.

The following table presents the Company’s disaggregated product revenues by geographic region:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
United States	$2,426,000	$2,268,000	$4,397,000	$4,127,000
Latin America	997,000	754,000	2,076,000	1,323,000
Europe and Rest of the World	1,212,000	1,122,000	2,257,000	2,297,000
Total	$4,635,000	$4,144,000	$8,730,000	$7,747,000

The Company’s service revenues amounted to $304,000 and $181,000 for the three months ended September 30, 2018 and 2017, respectively. During the three months ended September 30, 2018, the Company recorded service revenue related to technical services provided to Invekra in the amount of $14,000.

The Company’s service revenues amounted to $578,000 and $413,000 for the six months ended September 30, 2018 and 2017, respectively. During the six months ended September 30, 2018 and 2017, the Company recorded service revenue related to technical services provided to Invekra in the amount of $28,000 and $39,000, respectively.

Note 10.	Significant Customer Concentrations

For the three months ended September 30, 2018, one customer represented 15% of net revenue and one customer represented 13% of net revenue. For the three months ended September 30, 2017, one customer represented 22% of net revenue, one customer represented 17% of net revenue, and two customers each represented 13% of net revenue.

For the six months ended September 30, 2018, one customer represented 20% of net revenue and one customer represented 13% of net revenue. For the six months ended September 30, 2017, one customer represented 20% of net revenue, one customer represented 16% of net revenue, and two customers each represented 12% of net revenue.

At September 30, 2018, one customer represented 13%, of the net accounts receivable balance. At March 31, 2018, one customer represented 36%, and one customer represented 18% of the net accounts receivable balance.

Note 11.	Subsequent Events

On October 4, 2018, the Company sold 113,000 shares of common stock, at a price of $2.39 per share, through its At Market Issuance Sales Agreement with B. Riley FBR, Inc. for gross proceeds of $270,000. This sale exceeded the aggregate market value of the Company’s securities sold during the period of twelve calendar months prior to the sale of one-third of the aggregate market value of its common stock held by non-affiliates, and thus, the 113,000 shares of common stock were unregistered. The Company could be liable in the event claims or suits for rescission are brought and successfully concluded for failure to register these securities or for acts or omissions constituting offenses under the Securities Act, the Securities Exchange Act of 1934, or applicable state securities laws, the Company could be liable for damages and penalties assessed by the SEC and state securities regulators.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as of September 30, 2018 and our audited consolidated financial statements for the year ended March 31, 2018 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 26, 2018.

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

Some of our key products in the United States are:

•	Celacyn®, a prescription HOCl based scar management gel clinically proven to soften and flatten raised scars while reducing redness and discoloration.

•	Ceramax Skin Barrier CreamTM, a prescription cream that helps manage dry itchy skin, minor skin irritations, rashes, and inflammation caused by various skin conditions.

•	MondoxyneTM, a prescription oral tetracycline antibiotic used for the treatment of certain bacterial infections, including acne.

•	LevicynTM, a prescription HOCl based atopic dermatitis product line clinically proven to reduce pruritus (itch) and pain associated with various dermatoses.

•	SebudermTM, a prescription topical gel used as an alternative to corticosteroids for the management of the burning, itching and scaling experienced with seborrhea and seborrheic dermatitis.

•	Loyon®, a prescription liquid containing Cetiol® CC and medical grade dimethicone, intended to manage and relieve erythema and itching for various types of dermatoses.

•	Microcyn® (sold under a variety of brand names), a line of products based on electrically charged oxychlorine small molecules designed to target a wide range of pathogens including viruses, fungi, spores and bacteria, including antibiotic-resistant strains.

Our key product outside the United States is:

•	Microcyn® or Microdacyn60® (sold under a variety of brand names), a line of products based on electrically charged oxychlorine small molecules designed to target a wide range of pathogens including viruses, fungi, spores and bacteria, including antibiotic-resistant strains.

To date, we have obtained 21 U.S. Food and Drug Administration, or FDA, clearances permitting the sale of products as medical devices for Section 510(k) of the Federal Food, Drug and Cosmetic Act in the United States.

Outside the United States, we sell products for dermatological and advanced tissue care with a European Conformity marking, Conformité Européenne, or CE. These CEs cover 25 products in 48 countries with various approvals in Brazil, China, Southeast Asia, South Korea, India, Australia, New Zealand, and the Middle East.

Business Channels

Our core market differentiation is based on being the leading developer and producer of stabilized hypochlorous acid, or HOCl, solutions. HOCl is known to be among the safest and most-effective ways to relieve itch, inflammation and burns while stimulating natural healing through increased oxygenation and eliminating persistent microorganisms and biofilms.

Our core market includes patients who suffer from various skin diseases, including dermatoses, acne, scarring, skin-barrier and scaly skin conditions. Our secondary market includes eye-hygiene and acute care markets. These conditions impact patients worldwide who have had to live with less than optimal solutions or ones that come with significant side effects. Skin conditions can have significant, multi-dimensional effects on quality of life, including on patient’s physical, functional and emotional well-being.

We have also built on our HOCl technology foundation by adding two complementary technology platforms: Lipogrid® Skin Barrier solutions and Exuvimax Skin de-scaling solutions. Lipogrid is a lipid structural matrix of solid lipid particles and vesicles containing phospholipids, ceramides, fatty acids and cholesterol-type stabilizers that deliver building blocks to the dermis and protect the skin. Exuvimax contains a combination of dicaprylyl carbonate (Cetiol® Oil) and dimethicones that provide a patented formulation designed for a very effective but safe keratolytic effect which is the shedding of the top layer of skin. Our product Loyon® is based on the Exuvimax technology and its key benefit is to remove scale and therefore allow the topical treatments to work more effectively and faster on the underlying condition.

Dermatology

In the United States, we sell into dermatology markets with a sales team that visits or calls dermatologists. Our dermatology products are primarily purchased by distributors, wholesalers, and pharmacies.

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

Animal Health Care

Our animal health care products provide similar benefits to those in human dermatology. For our animal health products, we partnered with Manna Pro Products, LLC to bring relief to pets and peace of mind to their owners. Manna Pro distributes non-prescription products to national pet store retail chains, farm animal specialty stores, farm animal veterinarians, grocery stores and mass retailers in the United States and Canada. Through Manna Pro, we primarily target marketing efforts to veterinarians through trade shows and to customers through social media.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

Total revenues for the three months ended September 30, 2018 of $4,939,000 increased by $614,000, or 14%, as compared to $4,325,000 for the three months ended September 30, 2017. Product revenues for the three months ended September 30, 2018 of $4,635,000 increased by $491,000, or 12%, as compared to $4,144,000 for the three months ended September 30, 2017. This increase was primarily the result of growth in product revenue of $158,000, or 7%, in the United States, and growth of product revenue of $243,000, or 32%, in Latin America.

Product revenues in the United States for the three months ended September 30, 2018 of $2,427,000 increased by $159,000, or 7%, as compared to $2,268,000 for the three months ended September 30, 2017. This increase was mostly the result of a $308,000, or 161%, increase in sales of our animal health care products, partly offset by a decrease of $18,000, or 4%, in sales of our acute care products and a decrease of $137,000, or 8%, in sales of our dermatology products.

As a result of the asset purchase agreement and arrangement we entered into on October 27, 2016 with Invekra, we will continue to supply Invekra with product at a reduced price until they set up their manufacturing facility. We expect our revenues in Latin America will decrease significantly once Invekra has set up their manufacturing facility. During the three months ended September 30, 2018, we reported $749,000 of Latin America product revenue related to Invekra as compared to $754,000 during the three months ended September 30, 2017. Additionally, we reported $248,000 of Latin America product revenue related to dermatology products sold in Brazil.

Product revenue in Europe and the Rest of the World for the three months ended September 30, 2018 of $1,212,000 increased by $90,000, or 8%, as compared to $1,122,000 for the three months ended September 30, 2017. This increase was mostly the result of increases in Europe and India, partly offset by decreases in the Middle East, Far East and New Zealand.

The following table shows our product revenues by geographic region:

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
United States	$2,426,000	$2,268,000	$158,000	7%
Latin America	997,000	754,000	243,000	32%
Europe and Rest of the World	1,212,000	1,122,000	90,000	8%
Total	$4,635,000	$4,144,000	$491,000	12%

Service revenues for the three months ended September 30, 2018 of $304,000 increased by $123,000, or 68%, when compared to $181,000 in the prior period. The increase was primarily the result of higher laboratory tests and services in the United States. Additionally, during the three months ended September 30, 2018, the Company recorded service revenue related to technical services provided to Invekra in the amount of $14,000.

Gross Profit

For the three months ended September 30, 2018, we reported total revenues of $4,939,000 and total cost of revenues of $2,512,000, resulting in total gross profit of $2,427,000 or 49% of total revenues, compared to a gross profit of $1,848,000 or 43% of total revenues, for the same period in the prior year.

For the three months ended September 30, 2018, we reported product revenues of $4,635,000 and cost of product revenues of $2,313,000, resulting in product gross profit of $2,322,000, or 50% of product revenues, compared to product gross profit of $1,836,000, or 44% of product revenues, for the same period in the prior year. The increase in gross profit as a percentage of product revenues was primarily due to a decrease in rebate costs in the current period.

For the three months ended September 30, 2018, we reported service revenues of $304,000 and cost of service revenues of $199,000, resulting in service gross profit of $105,000, or 35% of service revenues, compared to service gross profit of $12,000, or 7% of service revenues, for the same period in the prior year.

Research and Development Expense

Research and development expenses for the three months ended September 30, 2018 of $390,000 increased by $22,000, or 6%, as compared to $368,000 for the three months ended September 30, 2017. The increase is primarily the result of higher salaries and benefits in the current period.

Selling, General and Administrative Expense

Selling, general and administrative expenses for the three months ended September 30, 2018 of $4,689,000 increased by $352,000, or 8%, when compared to $4,337,000 for the three months ended September 30, 2017. The increase the result of increased legal and marketing expenses in the U.S.

Interest Expense

Interest expense for the three months ended September 30, 2018 of $7,000 decreased by $3,000 when compared to $10,000 for the three months ended September 30, 2017. The decrease in interest expense relates primarily to capital leases.

Interest Income

Interest income for the three months ended September 30, 2018 of $47,000 increased by $29,000 when compared to $18,000 for the three months ended September 30, 2017. The increase is primarily due to interest income reported related to a discount on deferred revenue from our agreement with Invekra.

Other Expense

Other expense for the three months ended September 30, 2018 of $208,000 increased by $187,000 when compared to other expense of $21,000 for the three months ended September 30, 2017. The increase in other expense relates primarily to fluctuations in foreign exchange and state franchise taxes.

Net Loss

Net Loss for the three months ended September 30, 2018 of $2,820,000 decreased $50,000, when compared to net loss of $2,870,000 for the three months ended September 30, 2017. The decrease in net loss is primarily due to a decrease of operating losses, caused by higher sales and gross profitability.

Comparison of the Six Months Ended September 30, 2018 and 2017

Total revenues for the six months ended September 30, 2018 of $9,308,000 increased by $1,148,000, or 14%, as compared to $8,160,000 for the six months ended September 30, 2017. Product revenues for the six months ended September 30, 2018 of $8,730,000 increased by $983,000, or 13%, as compared to $7,747,000 for the six months ended September 30, 2017. This increase was primarily the result of growth in product revenue of $270,000, or 7%, in the United States, and growth of product revenue of $753,000, or 57%, in Latin America.

Product revenues in the United States for the six months ended September 30, 2018 of $4,397,000 increased by $270,000, or 7%, as compared to $4,127,000 for the six months ended September 30, 2017. This increase was mostly the result of a $430,000, or 98%, increase in sales of our animal health care products, partly offset by a decrease of $41,000, or 5%, in sales of our acute care products and a decrease of $126,000, or 4%, in sales of our dermatology products.

As a result of the asset purchase agreement and arrangement we entered into on October 27, 2016 with Invekra, we will continue to supply Invekra with product at a reduced price until they set up their manufacturing facility. We expect our revenues in Latin America will decrease significantly once Invekra has set up their manufacturing facility. During the six months ended September 30, 2018, we reported $1,828,000 of Latin America product revenue related to Invekra as compared to $1,323,000 during the six months ended September 30, 2017. Additionally, we reported $248,000 of Latin America product revenue related to dermatology products sold in Brazil.

Product revenue in Europe and the Rest of the World for the six months ended September 30, 2018 of $2,257,000 decreased by $40,000, or 2%, as compared to $2,297,000 for the six months ended September 30, 2017. This decrease was mostly the result of decreases in the Middle East, Far East and New Zealand partly offset by increases in Europe and India.

The following table shows our product revenues by geographic region:

	Six Months Ended September 30,
	2018	2017	$ Change	% Change
United States	$4,397,000	$4,127,000	$270,000	7%
Latin America	2,076,000	1,323,000	753,000	57%
Europe and Rest of the World	2,257,000	2,297,000	(40,000)	(2)%
Total	$8,730,000	$7,747,000	$983,000	13%

Service revenues for the six months ended September 30, 2018 of $578,000 increased by $165,000, or 40%, when compared to $413,000 in the prior period. The increase was primarily the result of higher laboratory tests and services in the United States. Additionally, during the six months ended September 30, 2018 and 2017, the Company recorded service revenue related to technical services provided to Invekra in the amount of $28,000 and $39,000, respectively.

Gross Profit

For the six months ended September 30, 2018, we reported total revenues of $9,308,000 and total cost of revenues of $5,150,000, resulting in total gross profit of $4,158,000 or 45% of total revenues, compared to a gross profit of $3,610,000 or 44% of total revenues, for the same period in the prior year.

For the six months ended September 30, 2018, we reported product revenues of $8,730,000 and cost of product revenues of $4,737,000, resulting in product gross profit of $3,993,000, or 46% of product revenues, compared to product gross profit of $3,526,000, or 46% of product revenues, for the same period in the prior year.

For the six months ended September 30, 2018, we reported service revenues of $578,000 and cost of service revenues of $413,000, resulting in service gross profit of $165,000, or 29% of service revenues, compared to service gross profit of $84,000, or 20% of service revenues, for the same period in the prior year.

Research and Development Expense

Research and development expenses for the six months ended September 30, 2018 of $740,000 decreased as compared to $750,000 for the six months ended September 30, 2017. The decrease is primarily the result of lower spending for studies in the current period offset by an increase in salaries and benefits.

Selling, General and Administrative Expense

Selling, general and administrative expenses for the six months ended September 30, 2018 of $9,622,000 increased by $522,000, or 6%, when compared to $9,100,000 for the six months ended September 30, 2017. The increase is the result of increased legal and marketing expenses in the U.S.

Interest Expense

Interest expense for the six months ended September 30, 2018 of $19,000 decreased by $1,000 when compared to $20,000 for the six months ended September 30, 2017. The decrease in interest expense relates primarily to capital leases.

Interest Income

Interest income for the six months ended September 30, 2018 of $102,000 increased by $31,000 when compared to $71,000 for the six months ended September 30, 2017. The increase is primarily due to interest income reported related to a discount on deferred revenue from our agreement with Invekra.

Other Expense

Other expense for the six months ended September 30, 2018 of $157,000 decreased by $32,000 when compared to other expense of $189,000 for the six months ended September 30, 2017. The decrease in other expense relates primarily to fluctuations in foreign exchange.

Net Loss

Net Loss for the six months ended September 30, 2018 of $6,278,000 decreased $100,000, when compared to net loss of $6,378,000 for the six months ended September 30, 2017. The decrease in net loss is primarily due to the decrease of other expense of $32,000 related to foreign exchange fluctuation and a $36,000 decrease in operating losses.

Liquidity and Capital Resources

We reported a net loss of $6,278,000 for the six months ended September 30, 2018. At September 30, 2018 and March 31, 2018, our accumulated deficit amounted to $163,718,000 and $157,440,000, respectively. We had working capital of $8,591,000 and $12,993,000 as of September 30, 2018 and March 31, 2018, respectively.

We expect to continue incurring losses for the foreseeable future and will need to raise additional capital to pursue our product development initiatives, to penetrate markets for the sale of our products and continue as a going concern. We cannot provide any assurances that we will be able to raise additional capital.

Management believes that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means; however, we cannot provide any assurance that new financings will be available on commercially acceptable terms, if at all. If the economic climate in the U.S. deteriorates, our ability to raise additional capital could be negatively impacted. If we are unable to secure additional capital, we may be required to take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. These measures could cause significant delays in our continued efforts to commercialize our products, which is critical to the realization of our business plan and our future operations. These matters raise substantial doubt about our ability to continue as a going concern.

Sources of Liquidity

As of September 30, 2018, we had cash and cash equivalents of $4,048,000. Since our inception, substantially all of our operations have been financed through sales of equity securities. Other sources of financing that we have used to date include our revenues, as well as various loans and the sale of certain Latin American assets to Invekra.

Since October 1, 2016, substantially all of our operations have been financed through the following transactions:

•	proceeds of $150,000 received from the exercise of common stock purchase warrants and options;
•	net proceeds of $18,639,000 received from the sale of certain Latin America assets to Invekra on October 27, 2016;
•	net proceeds of $1,925,000 received from the sale of common stock through our At Market Issuance Sales Agreement dated December 8, 2017; and
•	net proceeds of $4,500,000 received from the sale of common stock through a registered direct offering which closed on March 6, 2018.

Cash Flows

As of September 30, 2018, we had cash and cash equivalents of $4,048,000, compared to $10,066,000 as of March 31, 2018.

Net cash used in operating activities during the six months ended September 30, 2018 was $6,607,000, primarily due to our net loss of $6,278,000 offset by non-cash stock compensation of $932,000 in the period. Additionally, we had an increase in accounts receivable of $1,456,000 related an increase in sales.

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

Net cash used in investing activities was $95,000 for six months ended September 30, 2018, primarily related to the purchase of equipment.

Net cash used in investing activities was $176,000 for six months ended September 30, 2017, primarily related to the purchase of equipment.

Net cash provided by financing activities was $675,000 for the six months ended September 30, 2018 related to net proceeds from the sale of common stock of $957,000 offset by principal payments on debt and capital leases of $282,000.

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

Healthcare providers and insurers heavily influence the price patients pay for our products. Generally, insurers cover a lower percentage of our products compared to other medical products making our products seem relatively more expensive than other medical care. As a result, to remain competitive, we offer rebates on our products directly to patients. Most patients use these rebates to make our products more affordable. While we believe these rebates are necessary for many patients to buy our products and without them our revenues would likely decline, the impact of rebates on our bottom line has been significant. For example, in the three months ended September 30, 2018, dermatology rebates amounted to $1,415,000 and for the six months ended September 30, 2018, dermatology rebates amounted to $3,317,000.

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

During the three and six months ended September 30, 2018, revenue from sales to our Latin America partner Invekra amounted to approximately 16% and 20% of our total revenue, respectively. We will continue to supply products to Invekra at a reduced price from list prices, pursuant to our contractual obligations for a transition period until, at the latest, October 27, 2020, while Invekra builds its own manufacturing lines. However, we expect that our future revenues from Latin American sales will be substantially reduced.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

On March 17, 2017, we filed a lawsuit against Collidion, Inc. and several of our former employees, officers and directors, alleging the misappropriation of our confidential, proprietary and trade secret information as well as breach of fiduciary duties in the United States District Court for the Northern District of California, San Francisco Division. On August 15, 2018, as memorialized in writing on September 26, 2018, we settled the lawsuit to the satisfaction of all parties. There has been no finding of wrongdoing against any party.

On occasion, we may be involved in legal matters arising in the ordinary course of our business, including matters involving proprietary technology. While management believes that such matters are currently insignificant, matters arising in the ordinary course of business for which we are or could become involved in litigation may have a material adverse effect on our business, financial condition or results of comprehensive loss.

Item 1A.	Risk Factors

Except as follows, there have been no material changes from risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended March 31, 2018, as filed with the SEC on June 26, 2018.

As of September 30, 2018, we may not have sufficient cash to continue operations for the next six to twelve months.

As of September 30, 2018, we had $4,048,000 in cash and cash equivalents. We had working capital of $8,591,000 and $12,993,000 as of September 30, 2018 and March 31, 2018, respectively. We incurred net losses of $2,820,000, $6,278,000 and $14,328,000 during the three and six months ended September 30, 2018 and the fiscal year ended March 31, 2018, respectively. We used net cash of $6,607,000 in operating activities during the six months ended September 30, 2018. If our sales revenues do not increase or if we do not manage our expenses and cash flow in the near future, we may be required to obtain additional cash for operations from non-working capital sources, which may not be available, in which case we would have to significantly decrease or cease operations. The sale of additional equity or convertible debt securities would result in additional dilution to our stockholders, and debt financing, if available, may involve restrictive covenants that could restrict our operations or finances. Financing, if necessary, may not be available in amounts or on terms acceptable to us, if at all. If we cannot raise funds on acceptable terms or achieve positive cash flow, we may not be able to continue to conduct operations, develop new products, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which would negatively impact our business, operating results and financial condition.

Following our planned offering of common stock, our ability to use shares of our common stock to carry out our business plan, to offer stock as a form of compensation or to use stock to meet our financial obligations may be diminished.

We filed a registration statement on Form S-1 with the SEC for an offering of our common stock which is currently pending. We currently have 24,000,000 shares of authorized common stock. Assuming we complete the maximum offering, we will sell and issue a majority of those shares. As of October 31, 2018, we had 6,592,633 shares of common stock outstanding and have committed to issue approximately 2,900,000 shares of common stock upon the exercise of outstanding stock options and warrants. It is possible that some or all of the currently outstanding options and warrants will not be exercised and the shares of common stock we have reserved to satisfy our obligations under the terms of those securities may never be issued. If options or warrants expire prior to exercise, then the shares we have reserved in the event they are exercised may be used for other purposes. Having a limited number of authorized shares of common stock may diminish our ability to execute our business plan, to offer stock or stock options as part of a competitive compensation package for attracting and retaining the highly skilled officers, directors and employees on which our success relies, or to issue equity securities in the future to allow the Company flexibility in meeting our routine financial obligations, raising capital if needed and/or issuing equity securities to acquire assets or businesses or to engage in strategic collaborations where the transaction might be improved for us by issuing equity securities. This may have a material adverse effect on our revenues, financial position, cash flows and results of operations.

We may be liable for the sale of unregistered securities.

On October 4, 2018, we sold 113,000 shares of common stock through our At Market Issuance Sales Agreement and generated gross proceeds of $270,000. Those sales were made in reliance upon our S-3 shelf registration statement. However, due to the size of our market capitalization, the limitations applicable to S-3 shelf registration statements set out in instruction I.B.6 of the Form S-3 registration statement limited the amount of securities that we are permitted to offer and sell under the S-3 shelf registration statement during a twelve-month period to one-third of the aggregate market value of common stock held by non-affiliates. Following the sale, we concluded that the sale exceeded these limitations. If claims or suits for rescission are successfully asserted against us, we may be required to rescind some or all of the sales, and to pay interest thereon. We could also be subject to investigation and/or enforcement by the SEC and state securities regulators, and we could be subject to penalties imposed by them.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On July 31, 2018, we issued 6,881 shares of common stock at a price of $2.18 per share to a service provider.

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

On October 4, 2018, we sold 113,000 shares of common stock through our At Market Issuance Sales Agreement and generated gross proceeds of $270,000. Those sales were made in reliance upon our S-3 shelf registration statement. However, due to the size of our market capitalization, the limitations applicable to S-3 shelf registration statements set out in instruction I.B.6 of the Form S-3 registration statement limited the amount of securities that we are permitted to offer and sell under the S-3 shelf registration statement during a twelve-month period to one-third of the aggregate market value of common stock held by non-affiliates. Following the sale, we concluded that the sale exceeded these limitations, and thus the 113,000 shares of common stock were unregistered.

Item 3.	Default Upon Senior Securities

We did not default upon any senior securities during the quarter ended September 30, 2018.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On October 4, 2018, we sold 113,000 shares of common stock through our At Market Issuance Sales Agreement and generated gross proceeds of $270,000. Those sales were made in reliance upon our S-3 shelf registration statement. However, due to the size of our market capitalization, the limitations applicable to S-3 shelf registration statements set out in instruction I.B.6 of the Form S-3 registration statement limited the amount of securities that we are permitted to offer and sell under the S-3 shelf registration statement during a twelve-month period to one-third of the aggregate market value of common stock held by non-affiliates. Following the sale, we concluded that the sale exceeded these limitations. If claims or suits for rescission are successfully asserted against us, we may be required to rescind some or all of the sales, and to pay interest thereon. We could also be subject to investigation and/or enforcement by the SEC and state securities regulators, and we could be subject to penalties imposed by them.

Item 6.	Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., effective January 30, 2006 (included as exhibit 3.1 of the Company’s Annual Report on Form 10-K filed June 20, 2007, and incorporated herein by reference).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., effective October 22, 2008 (included as exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 21, 2008, and incorporated herein by reference).
3.4	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective March 29, 2013 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 22, 2013, and incorporated herein by reference).
3.5	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective December 4, 2014 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 8, 2014, and incorporated herein by reference).
3.6	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective October 22, 2015 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 27, 2015, and incorporated herein by reference).
3.7	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective June 24, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 28, 2016, and incorporated herein by reference).
3.8	Certificate of Amendment of Restated Certificate of Incorporation of Sonoma Pharmaceuticals, Inc., as amended, effective December 6, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 7, 2016, and incorporated herein by reference).
3.9	Amended and Restated Bylaws, as amended, of Sonoma Pharmaceuticals, Inc., effective December 6, 2016 (included as exhibit 3.2 to the Company’s Current Report on Form 8-K filed December 7, 2016, and incorporated herein by reference).
3.10	Certificate of Designation of Preferences, Rights and Limitations of Series A 0% Convertible Preferred Stock, filed with the Delaware Secretary of State on April 24, 2012 (included as exhibit 4.2 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).
3.11	Certificate of Designation of Series B Preferred Stock, effective October 18, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 21, 2016, and incorporated herein by references).
4.1	Specimen Common Stock Certificate (included as exhibit 4.1 to the Company’s Annual Report on Form 10-K filed June 28, 2017, and incorporated herein by reference).
4.2	Form of Series A Common Stock Purchase Warrant for February 2014 offering (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 26, 2014 and incorporated herein by reference).
4.3	Warrant Agreement, including Form of Warrant entered into by and between Oculus Innovative Sciences, Inc. and Computershare, Inc. and Computershare Trust Company, N.A., dated January 20, 2015 (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.4	Underwriters Warrant issued to Maxim Partners LLC on January 26, 2015 (included as exhibit 4.2 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.5	Underwriters Warrant issued to Robert D. Keyser, Jr. on January 26, 2015 (included as exhibit 4.3 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.6	Underwriters Warrant issued to R. Douglas Armstrong on January 26, 2015 (included as exhibit 4.4 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.7	Underwriters Warrant issued to Dawson James Securities, Inc. on January 26, 2015 (included as exhibit 4.5 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.8	Underwriters Warrant issued to Dawson James Securities, Inc. on January 26, 2015 (included as exhibit 4.6 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.9	Warrant Agreement, including Form of Warrant entered into by and between Oculus Innovative Sciences, Inc. and Computershare, Inc. and Computershare Trust Company, N.A., dated March 18, 2016 (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 18, 2016 and incorporated herein by reference).
4.10	Form of Warrant issued to Dawson James Securities, Inc. on March 31, 2016 (included as exhibit 4.25 to the Company’s Annual Report on Form 10-K filed June 21, 2016, and incorporated herein by reference).
4.11	Section 382 Rights Agreement, dated as of October 18, 2016, between Oculus Innovative Sciences, Inc. and Computershare Inc., which includes the Form of Certificate of Designation of Series B Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 21, 2016, and incorporated herein by reference).

4.12	Form of Placement Agent Warrant granted to Dawson James Securities, Inc. and The Benchmark Company, LLC in connection with the March 2, 2018 public offering, dated March 6, 2018 (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 6, 2018, and incorporated herein by reference).
4.13	Form of Series C Warrant (included as exhibit 4.13 to the Company’s registration statement on Form S-1/A filed November 7, 2018, and incorporated herein by reference).
10.1	Form of Indemnification Agreement between Oculus Innovative Sciences, Inc. and its officers and directors (included as exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.2	Office Lease Agreement, dated October 26, 1999, between Oculus Innovative Sciences, Inc. and RNM Lakeville, L.P. (included as exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.3	Amendment No. 1 to Office Lease Agreement, dated September 15, 2000, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.4	Amendment No. 2 to Office Lease Agreement, dated July 29, 2005, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.5	Amendment No. 3 to Office Lease Agreement, dated August 23, 2006, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.6	Office Lease Agreement, dated May 18, 2006, between Oculus Technologies of Mexico, S.A. de C.V. and Antonio Sergio Arturo Fernandez Valenzuela (translated from Spanish) (included as exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.7	Office Lease Agreement, dated July 2003, between Oculus Innovative Sciences, B.V. and Artikona Holding B.V. (translated from Dutch) (included as exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.8	Form of Director Agreement (included as exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.9	Amended and Restated Oculus Innovative Sciences, Inc. 2006 Stock Incentive Plan and related form stock option plan agreements (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 2, 2007, and incorporated herein by reference).
10.10	Amendment No. 4 to Office Lease Agreement, dated September 13, 2007, by and between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as exhibit 10.43 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).
10.11	Amendment to Office Lease Agreement, effective February 15, 2008, by and between Oculus Innovative Sciences Netherlands B.V. and Artikona Holding B.V. (translated from Dutch) (included as exhibit 10.44 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).
10.12	Amendment No. 5 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and RNM Lakeville, LLC, dated May 18, 2009 (included as exhibit 10.54 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).
10.13	Amendment No. 6 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and RNM Lakeville, L.P., dated April 26, 2011 (included as exhibit 10.52 to the Company’s Annual Report on Form 10-K filed June 3, 2011, and incorporated herein by reference).
10.14	Oculus Innovative Sciences, Inc. 2011 Stock Incentive Plan (included as exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2011, and incorporated herein by reference).
10.15	Amendment No. 7 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and 1125-1137 North McDowell, LLC, dated October 10, 2012 (included as exhibit 10.58 to the Company’s Quarterly Report on Form 10-Q filed November 8, 2012, and incorporated herein by reference).

10.16	At-the-Market Issuance Sales Agreement, dated April 2, 2014, by and between Oculus Innovative Sciences, Inc. and MLV & Co. LLC (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 2, 2014 and incorporated herein by reference).
10.17	Lease Agreement by and between Oculus Innovative Sciences, Inc. and 2500 York, L.P., dated July 9, 2014 (included as exhibit 10.82 to the Company’s Current Report on Form 10-Q filed August 12, 2014, and incorporated herein by reference).
10.18	Underwriting Agreement entered into by and between Oculus Innovative Sciences, Inc. and Maxim Group LLC as representative of the underwriters named on Schedule A thereto, dated January 20, 2015 (included as exhibit 1.1 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
10.19†	Sales Representation Contract, dated February 1, 2015, by and between Oculus Innovative Sciences, Inc. and SLA Brands, Inc. (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 2, 2015 and incorporated herein by reference).
10.20†	Amendment No. 1 to Sales Representation Contract, dated November 6, 2015, by and between Oculus Innovative Sciences, Inc. and SLA Brands, Inc. (included as exhibit 10.88 to the Company’s 10-Q filed February 16, 2016 and incorporated herein by reference).
10.21	Underwriting Agreement entered into by and between Oculus Innovative Sciences, Inc. and Dawson James Securities, Inc. as representative of the underwriters named on Schedule 1 thereto, dated March 18, 2016 (included as exhibit 1.1 to the Company’s Current Report on Form 8-K filed March 18, 2016 and incorporated herein by reference).
10.22†	Exclusive Sales and Distribution Agreement, dated November 6, 2015, by and between Oculus Innovative Sciences, Inc. and Manna Pro Products, LLC (included as exhibit 10.1 to the Company’s 8-K filed March 23, 2016 and incorporated herein by reference).
10.23	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Jim Schutz, dated July 26, 2016 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 29, 2016, and incorporated herein by reference).
10.24†	Asset Purchase Agreement dated October 27, 2016, between Oculus Innovative Sciences, Inc. and Invekra, S.A.P.I de C.V. (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 31, 2016, and incorporated herein by reference).
10.25†	Amendment Agreement to Acquisition Option dated October 27, 2016, by and between More Pharma Corporation S. de R.L. de C.V. and Oculus Technologies of Mexico, S.A. de C.V. (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 31, 2016, and incorporated herein by reference).
10.26	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Robert Miller, dated November 30, 2016 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 1, 2016, and incorporated herein by reference).
10.27	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Bruce Thornton, dated November 30, 2016 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 1, 2016, and incorporated herein by reference).
10.28	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Robert Northey, dated November 30, 2016 (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 1, 2016, and incorporated herein by reference).
10.29	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Jeffrey Day, dated November 30, 2016 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 1, 2016, and incorporated herein by reference).
10.30	Employment Agreement by and between Sonoma Pharmaceuticals, Inc. and Marc Umscheid, dated December 31, 2016 (included as Exhibit 10.97 to the Company’s quarterly report on Form 10-Q filed February 17, 2017, and incorporated herein by reference).
10.31	Master Vendor Agreement by and between Sonoma Pharmaceuticals, Inc. and PetSmart Home Office, Inc., dated November 21, 2016 (included as Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed on June 28, 2017, and incorporated herein by reference).
10.32†	Distribution Agreement by and between Sonoma Pharmaceuticals, Inc. and G. Pohl-Boskamp GmbH & Co. KG, dated April 13, 2016 (included as Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on June 28, 2017, and incorporated herein by reference).
10.33	Amendment No. 8 to Office Lease Agreement by the between Oculus Innovative Sciences, Inc. and SSCOP Properties LLC, dated June 23, 2016 (included as Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on June 28, 2017, and incorporated herein by reference).
10.35	At Market Issuance Sales Agreement, dated December 8, 2017, by and between Sonoma Pharmaceuticals, Inc. and B. Riley FBR, Inc. (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 8, 2017, and incorporated herein by reference).
10.36	Placement Agency Agreement entered into by and between Sonoma Pharmaceuticals, Inc. and Dawson James Securities, Inc. as representative of the placement agents, dated March 2, 2018 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 6, 2018, and incorporated herein by reference).
10.37	Securities Purchase Agreement entered into by and between Sonoma Pharmaceuticals, Inc. and Montreux Equity Partners V, L.P., dated March 1, 2018 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 6, 2018, and incorporated herein by reference).
10.38†	Exclusive License and Distribution Agreement entered into by and between Sonoma Pharmaceuticals, Inc. and EMS.S.A., dated June 4, 2018 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 5, 2018, and incorporated herein by reference).

10.39	Commercial Lease (Georgia office) by and between Sonoma Pharmaceuticals, Inc. and PMR Holdings, LLC, dated May 1, 2018. (included as exhibit 10.39 to the Company’s Form 10-K filed on June 26, 2018, and incorporated herein by reference).
14.1	Code of Business Conduct (included as Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on January 23, 2017, and incorporated herein by reference).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
†	Confidential treatment has been granted with respect to certain portions of this agreement.

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

SONOMA PHARMACEUTICALS, INC.

Date: November 8, 2018	By:	/s/ Jim Schutz
Jim Schutz
Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2018	By:	/s/ Robert Miller
Robert Miller
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

