Form 10-Q
period 2018-12-31
Sonoma Pharmaceuticals, Inc.
filed 2019-02-14
CIK 1367083

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

As of February 11, 2019, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 11,972,328.

SONOMA PHARMACEUTICALS, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,	March 31,
	2018	2018
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$6,496	$10,066
Accounts receivable, net	3,121	1,537
Inventories	3,215	2,865
Prepaid expenses and other current assets	1,526	1,547
Current portion of deferred consideration, net of discount	221	239
Total current assets	14,579	16,254
Property and equipment, net	817	1,136
Deferred consideration, net of discount, less current portion	1,123	1,322
Other assets	526	494
Total assets	$17,045	$19,206

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,101	$1,272
Accrued expenses and other current liabilities	1,535	1,406
Deferred revenue	174	147
Deferred revenue Invekra	55	59
Current portion of long-term debt	8	230
Current portion of capital leases	182	147
Common stock liability	270	–
Total current liabilities	3,325	3,261
Long-term deferred revenue	366	443
Long-term debt, less current portion	14	32
Long-term capital leases, less current portion	–	144
Total liabilities	3,705	3,880
Commitments and Contingencies (Note 5)
Stockholders’ Equity
Convertible preferred stock, $0.0001 par value; 714,286 shares authorized at December 31, 2018 and March 31, 2018, respectively, 1.55 shares issued and outstanding at December 31, 2018 and no shares issued and outstanding at March 31, 2018	–	–
Common stock, $0.0001 par value; 24,000,000 and 12,000,000 shares authorized at December 31, 2018 and March 31, 2018, respectively, 11,972,328 and 6,171,736 shares issued and outstanding at December 31, 2018 and March 31, 2018, respectively	2	1
Additional paid-in capital	183,772	176,740
Accumulated deficit	(166,016)	(157,440)
Accumulated other comprehensive loss	(4,418)	(3,975)
Total stockholders’ equity	13,340	15,326
Total liabilities and stockholders’ equity	$17,045	$19,206

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Revenues
Product	$5,045	$4,647	$13,775	$12,394
Service	235	196	813	609
Total revenues	5,280	4,843	14,588	13,003
Cost of revenues
Product	2,269	2,308	7,006	6,529
Service	164	167	577	496
Total cost of revenues	2,433	2,475	7,583	7,025
Gross profit	2,847	2,368	7,005	5,978
Operating expenses
Research and development	451	349	1,191	1,099
Selling, general and administrative	4,746	5,219	14,368	14,319
Total operating expenses	5,197	5,568	15,559	15,418
Loss from operations	(2,350)	(3,200)	(8,554)	(9,440)
Interest expense	(7)	(11)	(26)	(31)
Interest income	37	14	139	85
Other income (expense), net	22	10	(135)	(179)
Net loss	(2,298)	(3,187)	(8,576)	(9,565)
Net loss per share: basic and diluted	$(0.26)	$(0.73)	$(1.20)	$(2.21)
Weighted-average number of shares used in per common share calculations: basic and diluted	8,739	4,392	7,152	4,333

Other comprehensive loss
Net loss	$(2,298)	$(3,187)	$(8,576)	$(9,565)
Foreign currency translation adjustments	(291)	(377)	(443)	(222)
Comprehensive loss	$(2,589)	$(3,564)	$(9,019)	$(9,787)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended December 31,
	2018	2017
Cash flows from operating activities
Net loss	$(8,576)	$(9,565)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	347	366
Stock-based compensation	1,275	1,530
Service provider fees settled with common stock	59	62
Changes in operating assets and liabilities:
Accounts receivable	(1,628)	(500)
Inventories	(514)	(521)
Prepaid expenses and other current assets	75	(951)
Accounts payable	(150)	151
Accrued expenses and other current liabilities	150	174
Deferred revenue	(9)	(137)
Net cash used in operating activities	(8,971)	(9,391)
Cash flows from investing activities:
Purchases of property and equipment	(86)	(178)
Deposits	(37)	(15)
Net cash used in investing activities	(123)	(193)
Cash flows from financing activities:
Net proceeds from sale of common stock in connection with at market issuances	957	968
Net proceeds from sale of common and preferred stock units	4,742	–
Proceeds from exercise of common stock purchase warrants	–	52
Proceeds from common stock liability	270	–
Principal payments on capital leases	(109)	(97)
Principal payments on long-term debt	(288)	(121)
Net provided by financing activities	5,572	802
Effect of exchange rate on cash and cash equivalents	(48)	(54)
Net decrease in cash and cash equivalents	(3,570)	(8,836)
Cash and cash equivalents, beginning of period	10,066	17,461
Cash and cash equivalents, end of period	$6,496	$8,625

Supplemental disclosure of cash flow information:
Cash paid for interest	$26	$31

Non-cash operating and financing activities:
Automobiles financed using capital leases	$–	$180

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of December 31, 2018 and for the three and nine months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2018, the condensed consolidated statements of comprehensive loss for the three and nine months ended December 31, 2018 and 2017 and the cash flows for the nine months ended December 31, 2018 and 2017 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented. The results for the three and nine months ended December 31, 2018 are not necessarily indicative of results to be expected for the year ending March 31, 2019 or for any future interim period. The condensed consolidated balance sheet at March 31, 2018 has been derived from audited consolidated financial statements. These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended March 31, 2018, and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on June 26, 2018.

Note 2.	Liquidity and Financial Condition

The Company reported a net loss of $8,576,000 for the nine months ended December 31, 2018. At December 31, 2018 and March 31, 2018, the Company’s accumulated deficit amounted to $166,016,000 and $157,440,000, respectively. The Company had working capital of $11,254,000 and $12,993,000 as of December 31, 2018 and March 31, 2018, respectively.

On November 16, 2018, the Company entered into a placement agency agreement with Dawson James Securities, Inc. with respect to the issuance and sale of an aggregate of up to 7,300,000 units with each unit consisting of one share of common stock, par value $0.0001 per share or, in lieu of common stock, if purchasing common stock would result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% of the outstanding common stock, shares of Series C convertible preferred stock (“Series C”) convertible into shares of common stock, together with one half of one warrant to purchase one share of common stock at an exercise price equal to $1.00 per whole share, in a public offering. The public offering price for each unit was $1.00. On November 21, 2018, at closing of the offering, the Company sold 4,564,400 shares of common stock, 9.65 shares of Series C (convertible into 965,000 shares of common stock) and 2,764,700 warrants for gross proceeds of $5,530,000 and net proceeds of $4,742,000 after deducting placement agent commissions and other estimated offering expenses.

On December 8, 2017, the Company entered into an At Market Issuance Sales Agreement with B. Riley FBR, Inc. under which the Company may issue and sell shares of common stock having an aggregate offering price of up to $5,000,000 from time to time through B. Riley acting as its sales agent. The Company will pay B. Riley a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through B. Riley as agent. For the period of April 1, 2018 through October 3, 2018, the Company sold 267,394 shares of common stock for gross proceeds of $999,000 and net proceeds of $957,000 after deducting commissions and other offering expenses.

In addition, on October 4, 2018, the Company sold 113,000 shares of common stock, at a price of $2.39 per share, through its At Market Issuance Sales Agreement with B. Riley FBR, Inc. for gross proceeds of $270,000 and net proceeds of $262,000 after deducting commissions and other offering expenses. This sale exceeded the aggregate market value of the Company’s securities sold during the period of twelve calendar months prior to the sale of one-third of the aggregate market value of its common stock held by non-affiliates, and thus, the 113,000 shares of common stock were unregistered. The Company could be liable in the event claims or suits for rescission are brought and successfully concluded for failure to register these securities or for acts or omissions constituting offenses under the Securities Act, the Securities Exchange Act of 1934, or applicable state securities laws. The Company could be liable for damages and penalties assessed by the SEC and state securities regulators.

The Company expects to continue incurring losses for the foreseeable future and will need to raise additional capital to pursue its product development initiatives, to penetrate markets for the sale of its products and to continue as a going concern. The Company cannot provide any assurances that it will be able to raise additional capital.

Management believes that the Company has access to additional capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means; however, the Company cannot provide any assurances that other new financings will be available on commercially acceptable terms, if needed. If the economic climate in the U.S. deteriorates, the Company’s ability to raise additional capital could be negatively impacted. If the Company is unable to secure additional capital, it may be required take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations. These measures could cause significant delays in the Company’s continued efforts to commercialize its products, which is critical to the realization of its business plan and the future operations of the Company. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Note 3.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Significant estimates and assumptions include reserves and write-downs related to receivables and inventories, the recoverability of long-lived assets, the valuation allowance relating to the Company’s deferred tax assets, the valuation of equity and derivative instruments, debt discounts, the valuation of investments, the determination of the relative selling prices of the components sold to Invekra, and the estimated amortization periods of upfront product licensing fees received from customers. Periodically, the Company evaluates and adjusts estimates accordingly.

Net Loss per Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic loss per share for the three and nine months ended December 31, 2018 and 2017 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	December 31,
	2018	2017
Restricted stock units	34,000	33,000
Options to purchase common stock	1,441,000	1,385,000
Warrants to purchase common stock	4,209,000	1,333,000
Series C	155,000	–
Common Stock Units (1)	415,000	–
	6,254,000	2,751,000

(1)	Each unit consists of one share of common stock, par value $0.0001 per share, and one half of one warrant to purchase one share of common stock.

Revenue Recognition

On April 1, 2018, the Company adopted Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers Topic 606” (“Topic 606”) using the modified retrospective method. There was no impact to the Company upon the adoption of Topic 606. Revenue is recognized when the entity transfers promised goods or services to the customer, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In determining the appropriate amount of revenue to be recognized as the Company fulfills its obligations under the agreement, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.

The Company derives the majority of its revenue through sales of its products to a customer base, including hospitals, medical centers, doctors, pharmacies, distributors and wholesalers. The Company sells products directly to end users and to distributors. The Company also has entered into agreements to license its technology and products. The Company also provides regulatory compliance testing and quality assurance services to medical device and pharmaceutical companies.

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

For all of its sales to non-consignment distribution channels, revenue is recognized when control of the product is transferred to the customer (i.e. when our performance obligation is satisfied), which typically occurs when title passes to the customer upon shipment but could occur when the customer receives the product based on the terms of the agreement with the customer.  For product sales to its value-added resellers, non-stocking distributors and end-user customers, the Company grants return privileges to its customers, and because the Company has a long history with its customers, the Company is able to estimate the amount of product that will be returned.  Sales incentives and other programs that the Company may make available to these customers are considered to be a form of variable consideration, and the Company maintains estimated accruals and allowances using the expected value method.

The Company has entered into consignment arrangements, in which goods are left in the possession of another party to sell. As products are sold from the customer to third parties, the Company recognizes revenue based on a variable percentage of a fixed price.  Revenue recognized varies depending on whether a patient is covered by insurance or is not covered by insurance. In addition, the Company may incur a revenue deduction related to the use of the Company’s rebate program.

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

Revenue from testing contracts is recognized as tests are completed and a final report is sent to the customer.

Disaggregation of Revenue

The following table presents the Company’s disaggregated revenues by revenue source:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Product
Human Skin Care	$4,497,000	$4,358,000	$12,125,000	$11,297,000
Animal Skin Care	548,000	289,000	1,650,000	1,097,000
	5,045,000	4,647,000	13,775,000	12,394,000
Service	235,000	196,000	813,000	609,000
Total	$5,280,000	$4,843,000	$14,588,000	$13,003,000

Accounts Receivable

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts, and sales returns. Estimates for cash discounts and sales returns are based on analysis of contractual terms and historical trends.

The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Other factors that the Company considers include its existing contractual obligations, historical payment patterns of its customers and individual customer circumstances, an analysis of the number of days sales are outstanding by customer and geographic region, and a review of the local economic environment and its potential impact on government funding and reimbursement practices. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts represents probable credit losses of $16,000 and $17,000 at December 31, 2018 and March 31, 2018, respectively. Additionally, at December 31, 2018 and March 31, 2018 the Company had allowances of $1,834,000 and $1,275,000, respectively, related to potential discounts, returns, distributor fees and rebates. The allowances are included in Accounts Receivable, net in the accompanying condensed consolidated balance sheets.

Inventories

Inventories are stated at the lower of cost, cost being determined on a standard cost basis (which approximates actual cost on a first-in, first-out basis), or net realizable value.

Due to changing market conditions, estimated future requirements, age of the inventories on hand and production of new products, the Company regularly reviews inventory quantities on hand and records a provision to write down excess and obsolete inventory to its estimated net realizable value. The Company recorded a provision to reduce the carrying amounts of inventories to their net realizable value in the amount of $124,000 and $111,000 at December 31, 2018 and March 31, 2018, respectively, which is included in cost of product revenues on the Company’s accompanying condensed consolidated statements of comprehensive loss.

Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date the condensed consolidated financial statements were issued.

Adoption of Recent Accounting Standards

Financial Instruments

On April 1, 2018, the Company adopted ASU No. 2016-01, Financial Instruments-Overall, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The Company has determined there was no material impact on the Company’s consolidated financial position and results of operations upon adoption of this topic.

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

On April 1, 2018, the Company adopted ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which changes the presentation of restricted cash and cash equivalents on the statement of cash flows. Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company has determined there was no material impact on the Company’s consolidated financial position and results of operations upon adoption of this topic.

Business Combinations

On April 1, 2018, the Company adopted ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting, including acquisitions, disposals, goodwill, and consolidation. The Company has determined there was no material impact on the Company’s consolidated financial position and results of operations upon adoption of this topic.

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

Recent Accounting Standards

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842), which will require lessees to recognize a right of use asset and lease liability on the balance sheet for leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The amendment will be effective for annual and interim periods beginning after December 15, 2018, including interim periods within those fiscal years. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases - Targeted Improvements. ASU No. 2018-10 provides certain amendments that affect narrow aspects of the guidance issued in ASU No. 2016-02. ASU No. 2018-11 allows entities the option to prospectively apply the new lease standard at the adoption date instead of recording the cumulative impact of all comparative reporting periods presented within retained earnings. The Company is currently evaluating the impact ASU No. 2016-02, ASU No. 2018-10 and ASU No. 2018-11 will have on its consolidated financial position, results of operations or financial statement disclosure.

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

Stock Compensation

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of ASC Topic 718 to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. This amendment will be effective for annual and interim periods beginning after December 31, 2018. The Company is currently evaluating the impact ASU No. 2018-07 will have on its consolidated financial position, results of operations or financial statement disclosure.

Accounting standards that have been issued or proposed by the FASB, the SEC or other standard setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Note 4.	Condensed Consolidated Balance Sheets

Inventories

Inventories consist of the following:

	December 31,	March 31,
	2018	2018
Raw materials	$1,819,000	$1,619,000
Finished goods	1,396,000	1,246,000
	$3,215,000	$2,865,000

Note 5.	Commitments and Contingencies

Legal Matters

On March 17, 2017, the Company filed a lawsuit against Collidion, Inc. and several of its former employees, officers and directors, alleging the misappropriation of its confidential, proprietary and trade secret information as well as breach of fiduciary duties in the United States District Court for the Northern District of California, San Francisco Division. On September 26, 2018, the Company settled the lawsuit to the satisfaction of all parties. There has been no finding of wrongdoing against any party.

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

Employment Matters

Potential Severance Payments

As of December 31, 2018, the Company had employment agreements in place with four of its key executives. The agreements provide, among other things, for the payment of up to twelve months of severance compensation for terminations under certain circumstances. Three of the employment agreements have a provision for severance compensation. At December 31, 2018, potential severance payments to key executives would be $704,000, if triggered.

Appointment of Chief Executive Office and Interim Financial Officer

On December 11, 2018, the Company’s Board appointed Mr. Frederick (Bubba) Sandford as its Chief Executive Officer and Interim Chief Financial Officer for an initial term of nine months, subject to a mutual extension of an additional three months. Mr. Sandford was appointed as a Class III director of the Board on December 14, 2018.

In connection with Mr. Sandford’s appointment as the Company’s Chief Executive Officer and Interim Chief Financial Officer, the Company entered into an employment agreement with him, in which the Company agreed to pay him a base annual salary of $350,000 per year. The Company also agreed to pay him a performance bonus of a maximum of 60% of his base annual salary for achieving certain agreed upon targets.

In addition, pursuant to the agreement, Mr. Sandford was granted 450,000 stock options to purchase the Company’s common stock, of which 400,000 stock options were treated as an inducement grant and 50,000 stock options were from the Company’s equity incentive plan. The Company granted the options on January 10, 2019 with an exercise price of $0.717 per share, and will become 100% exercisable nine months after date of grant and have a maximum term of ten years. Upon termination, the options are exercisable for up to twelve months from the termination date and in no event later than ten years from the grant date.

Resignation of Chief Executive Officer, President and Director and Chief Financial Officer and Secretary

On December 12, 2018, Jim Schutz and Robert Miller resigned from their positions as the Company’s Chief Executive Officer and President and Chief Financial Officer and Secretary, respectively. On the same date, Mr. Schutz also resigned from the Board.

In connection with Mr. Schutz’s resignation, the Company entered into a separation and mutual release agreement with Mr. Schutz on December 13, 2018, in which the Company agreed to pay him severance, consisting of $250,000, to be paid in two equal installments with the first half paid on December 14, 2018 and the second half to be paid with the next payroll after three months, $38,461 to compensate him for his unused paid time off, and continuation of dental, vision and health insurance until December 31, 2018. Mr. Schutz’s outstanding equity awards were accelerated to December 12, 2018 and remained exercisable until January 14, 2019. Mr. Schutz also agreed to aid with the transition for 30 calendar days. The options expired unexercised on January 14, 2019.

In connection with Mr. Miller’s resignation, the Company entered into a separation and mutual release agreement with Mr. Miller on December 13, 2018, in which the Company agreed to pay him severance, consisting of $225,000, to be paid in two equal installments with the first half paid on December 14, 2018 and the second half to be paid with the next payroll after three months, $38,461 to compensate him for his unused paid time off, and continuation of dental, vision and health insurance until December 31, 2018. Mr. Miller’s outstanding equity awards were accelerated to December 12, 2018 and remained exercisable until January 14, 2019. The options expired unexercised on January 14, 2019.

Other Matters

Sale of Unregistered Shares

On October 4, 2018, the Company sold 113,000 shares of common stock, at a price of $2.39 per share, through its At Market Issuance Sales Agreement with B. Riley FBR, Inc. for gross proceeds of $270,000 and net proceeds of $262,000 after deducting commissions and other offering expenses. This sale exceeded the aggregate market value of the Company’s securities sold during the period of twelve calendar months prior to the sale of one-third of the aggregate market value of its common stock held by non-affiliates, and thus, the 113,000 shares of common stock were unregistered. The Company could be liable in the event claims or suits for rescission are brought and successfully concluded for failure to register these securities or for acts or omissions constituting offenses under the Securities Act, the Securities Exchange Act of 1934, or applicable state securities laws. The Company could be liable for damages and penalties assessed by the SEC and state securities regulators. Accordingly, at December 31, 2018, the Company recorded a $270,000 liability in the accompanying condensed consolidated balance sheet.

Nasdaq Listing

On January 4, 2019, the Company received a letter from the Listing Qualifications staff of The Nasdaq Stock Market LLC, notifying the Company that, for the previous 30 consecutive business days, the Company failed to comply with Nasdaq Listing Rule 5550(a)(2), which requires the Company to maintain a minimum bid price of $1.00 per share for its common stock.

In accordance with Listing Rule 5810(c)(3)(C), Nasdaq has granted the Company a period of 180 calendar days, or until July 3, 2019, to regain compliance with the Rule. The Company may regain compliance with the Rule at any time during this compliance period if the minimum bid price for its common stock is at least $1.00 for a minimum of ten consecutive business days.

The letter has no effect on the listing or trading of the Company’s common stock at this time. However, there can be no assurances that the Company will be able to regain compliance with Listing Rule 5550(a)(2). In the event the Company does not regain compliance with the Listing Rule prior to the expiration of the compliance period, the Company may be eligible for additional time. To qualify, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse split, if necessary. If the Company meets these requirements, Nasdaq will inform the Company that it has been granted an additional 180 calendar days. However, if it appears to the Staff of Nasdaq that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, Nasdaq will provide notice that our securities will be subject to delisting.

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

Sale of Common and Preferred Stock Units

On November 16, 2018, the Company entered into a placement agency agreement with Dawson James Securities, Inc. with respect to the issuance and sale of an aggregate of up to 7,300,000 units, each unit consisting of one share of common stock, par value $0.0001 per share or, in lieu of common stock, if purchasing common stock would result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% of the outstanding common stock, shares of Series C convertible into shares of common stock, together with one half of one warrant to purchase one share of common stock at an exercise price equal to $1.00 per whole share, in a public offering. The public offering price for each unit was $1.00. The warrants offered in the public offering are Series C warrants and will terminate on the fifth anniversary of the date of issuance. Each full warrant will entitle the holder to purchase one share of common stock at an initial exercise price of $1.00 per share.

The closing of the offering occurred on November 21, 2018 and at such closing the Company sold 4,564,400 shares of common stock, 9.65 shares of Series C (convertible into 965,000 shares of common stock) and 2,764,700 warrants for gross proceeds of $5,530,000. The net proceeds to the Company from the sale of the shares of common stock, or preferred stock, and the warrants was $4,742,000, after deducting placement agent commissions and other estimated offering expenses payable by the Company.

Pursuant to the placement agency agreement, the Company agreed to pay Dawson James Securities, Inc. a cash fee equal to 8% of the aggregate gross proceeds raised in this offering. The Company also agreed to pay fees and expenses of the placement agent, not to exceed $167,500, and to issue to Dawson James Securities, Inc., on the closing date, a unit purchase option for the purchase of up to 276,470 units, equal to 5% of the aggregate number of units sold in the public offering, with an exercise price of $1.25, or 125% of the price per unit. The Benchmark Company, LLC provided certain financial advisory services. As compensation for services provided, the Company made a cash payment of $74,000 and on November 16, 2018 issued 68,750 common stock purchase warrants. The common stock purchase warrants have an exercise price of $1.00 per share, become exercisable on the 180th day after the date of issuance and expire on November 16, 2023.

During the three months ended December 31, 2018, investors who participated in the transaction converted 8.10 shares of Series C into 810,000 shares of common stock.

Common Stock Issued to Services Providers

The Company entered into an agreement with Actual, Inc., for certain marketing and branding consulting services. In connection with the agreement, the Company pays a portion of the service fees in common stock. On July 27, 2017, the Company issued 2,570 shares of restricted common stock valued at $6.74 per share, and on August 22, 2017, the Company issued 3,133 shares of restricted common stock valued at $5.53 per share. The aggregate fair market value of the common stock issued was $35,000. The Company has determined that the fair value of the common stock was more readily determinable than the fair value of the services rendered. On July 12, 2018, the Company issued 17,741 shares of restricted common stock valued at $2.48 per share. The aggregate fair market value of the common stock issued was $44,000. The Company has determined that the fair value of the common stock was more readily determinable than the fair value of the services rendered. Accordingly, during the three and nine months ended December 31, 2017, the Company recorded $28,000 and $62,000, respectively, of expense related to common stock issued. During the nine months ended December 31, 2018, the Company recorded $44,000 of expense related to common stock issued. The expense was recorded as selling, general and administrative expense in the accompanying condensed consolidated statement of comprehensive loss.

The Company entered into an agreement with The Benchmark Company, LLC for certain finance related consulting services. In connection with the agreement, the Company pays a portion of the service fees in common stock. On July 31, 2018, the Company issued 6,881 shares of restricted common stock valued at $2.18 per share. The aggregate fair market value of the common stock issued was $15,000. The Company has determined that the fair value of the common stock was more readily determinable than the fair value of the services rendered. Accordingly, during the nine months ended December 31, 2018, the Company recorded $15,000 of expense related to common stock issued. The expense was recorded as selling, general and administrative expense in the accompanying condensed consolidated statement of comprehensive loss.

Note 7.	Stock-Based Compensation

The weighted average grant date fair values of options granted during the nine months ended December 31, 2018 and 2017 was $2.20 and $6.01, respectively. During the three months ended December 31, 2018, the Company did not grant any stock options.

Share-based awards compensation expense is as follows:

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,
	2018	2017	2018	2017
Cost of service revenue	$24,000	$43,000	$89,000	$136,000
Research and development	26,000	38,000	87,000	128,000
Selling, general and administrative	352,000	584,000	1,099,000	1,266,000
Total stock-based compensation	$402,000	$665,000	$1,275,000	$1,530,000

At December 31, 2018, there were unrecognized compensation costs of $976,000 related to stock options, which is expected to be recognized over a weighted-average amortization period of 1.31 years. At December 31, 2017, there were unrecognized compensation costs of $2,636,000 related to stock options, which is expected to be recognized over a weighted-average amortization period of 2.20 years.

At December 31, 2018, there were unrecognized compensation costs of $78,000 related to restricted stock, which is expected to be recognized over a weighted-average amortization period of 1.49 years. At December 31, 2017, there were unrecognized compensation costs of $178,000 related to restricted stock, which is expected to be recognized over a weighted-average amortization period of 1.66 years.

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options.

Stock-Based Award Activity

Stock options award activity is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at April 1, 2018	1,393,000	$12.70
Options granted	159,000	2.64
Options forfeited	(48,000)	6.69
Options expired	(63,000)	11.91
Outstanding at December 31, 2018	1,441,000	$11.83	4.79	$–
Exercisable at December 31, 2018	1,103,000	$13.53	3.73	$–

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock, or $0.71 per share at December 31, 2018.

Restricted stock award activity is as follows:

	Number of Shares	Weighted Average Award Date Fair Value per Share
Unvested restricted stock awards outstanding at April 1, 2018	32,000	$6.46
Restricted stock awards granted	27,000	1.90
Restricted stock awards forfeited	(4,000)	6.97
Restricted stock awards vested	(21,000)	5.91
Unvested restricted stock awards outstanding at December 31, 2018	34,000	$3.18

The Company did not capitalize any cost associated with stock-based compensation.

The Company issues new shares of common stock upon exercise of stock options or release of restricted stock awards.

The Company issues new shares of common stock upon exercise of stock based awards.

Note 8.	Income Taxes

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

The following table presents the Company’s disaggregated product revenues by geographic region:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
United States	$2,977,000	$2,883,000	$7,374,000	$7,010,000
Latin America	929,000	772,000	3,005,000	2,095,000
Europe and Rest of the World	1,139,000	992,000	3,396,000	3,289,000
Total	$5,045,000	$4,647,000	$13,775,000	$12,394,000

The Company’s service revenues amounted to $235,000 and $196,000 for the three months ended December 31, 2018 and 2017, respectively. During the three months ended December 31, 2018 and 2017, the Company recorded service revenue related to technical services provided to Invekra in the amount of $14,000 in each period.

The Company’s service revenues amounted to $813,000 and $609,000 for the nine months ended December 31, 2018 and 2017, respectively. During the nine months ended December 31, 2018 and 2017, the Company recorded service revenue related to technical services provided to Invekra in the amount of $42,000 and $39,000, respectively.

Note 10.	Significant Customer Concentrations

For the three months ended December 31, 2018 one customer represented 14% of net revenue. For the three months ended December 31, 2017, one customer represented 21% of net revenue, one customer represented 16% of net revenue, one customer represented 14% of net revenue and one customer represented 12% of net revenue.

For the nine months ended December 31, 2018, one customer represented 17% of net revenue and one customer represented 10% of net revenue. For the nine months ended December 31, 2017, one customer represented 21% of net revenue, one customer represented 16% of net revenue, one customer represented 13% of net revenue and one customer represented 12% of net revenue.

At December 31, 2018, one customer represented 12% of the net accounts receivable balance. At March 31, 2018, one customer represented 36%, and one customer represented 18% of the net accounts receivable balance.

Note 11.	Subsequent Events

None.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as of December 31, 2018 and our audited consolidated financial statements for the year ended March 31, 2018 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 26, 2018.

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

Forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to the risks described in our Annual Report on Form 10-K, including: our ability to become profitable; the impact of changes to reimbursement levels from third-party payors or increased pricing pressure due to rebates; the impact of the Invekra transaction on our business and results of operations; the vulnerability of our Petaluma facility to severe weather events; the impact of seasonality on our sales; the progress and timing of our development programs and regulatory approvals for our products; the benefits and effectiveness of our products; the ability of our products to meet existing or future regulatory standards; the progress and timing of clinical trials and physician studies; our expectations related to the use of our cash reserves; our expectations and capabilities relating to the sales and marketing of our current products and our product candidates; our ability to gain sufficient reimbursement from third-party payors; our ability to compete with other companies that are developing or selling products that are competitive with our products; the establishment of strategic partnerships for the development or sale of products; the risk our research and development efforts do not lead to new products; the timing of commercializing our products; our ability to penetrate markets through our sales force, distribution network, and strategic business partners to gain a foothold in the market and generate attractive margins; the expansion of our sales force and distribution network; the ability to attain specified revenue goals within a specified time frame, if at all, or to reduce costs; the outcome of discussions with the U.S. Food and Drug Administration, or FDA, and other regulatory agencies; the content and timing of submissions to, and decisions made by, the FDA and other regulatory agencies, including demonstrating to the satisfaction of the FDA the safety and efficacy of our products; our ability to manufacture sufficient amounts of our product candidates for clinical trials and products for commercialization activities; our ability to protect our intellectual property and operate our business without infringing on the intellectual property of others; our ability to continue to expand our intellectual property portfolio; our expectations about the outcome of litigation and controversies with third parties; the risk we may need to indemnify our distributors or other third parties; risks attendant with conducting a significant portion of our business outside the United States; our ability to comply with complex federal and state fraud and abuse laws, including state and federal anti-kickback laws; risks associated with changes to health care laws; our ability to attract and retain qualified directors, officers and employees; our expectations relating to the concentration of our revenue from international sales; our ability to expand to and commercialize products in markets outside the wound care market; and the impact of the Sarbanes-Oxley Act of 2002 and any future changes in accounting regulations or practices in general with respect to public companies. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

Our Business

We are a specialty pharmaceutical company dedicated to identifying, developing and commercializing unique, differentiated therapies to millions of patients living with chronic skin conditions. We offer early-intervention relief with virtually no side-effects or contraindications. We believe our products, which are sold throughout the United States and internationally, have improved patient outcomes for more than nine million patients by treating and reducing certain skin diseases including acne, atopic dermatitis, scarring, infections, itch, pain and harmful inflammatory responses. Our vision is to be a catalyst for improved care and increased access for all patients.

Some of our key products in the United States are:

•	Celacyn®, a prescription HOCl based scar management gel clinically proven to soften and flatten raised scars while reducing redness and discoloration.

•	Ceramax Skin Barrier Cream TM, a prescription cream / lotion that helps manage dry itchy skin, minor skin irritations, rashes, and inflammation caused by various skin conditions.

•	Mondoxyne TM, a prescription oral tetracycline antibiotic used for the treatment of certain bacterial infections, including acne.

•	Levicyn TM, a prescription HOCl based atopic dermatitis product line clinically proven to reduce pruritus (itch) and pain associated with various dermatoses.

•	Sebuderm TM, a prescription topical gel used as an alternative to corticosteroids for the management of the burning, itching and scaling experienced with seborrhea and seborrheic dermatitis.

•	Loyon®, a prescription liquid containing Cetiol® CC and medical grade dimethicone, intended to manage and relieve erythema and itching for various types of dermatoses.

•	EpicynTM, a prescription topical cleanser helps achieve clear skin and provide relief from irritation when used as part of a daily skin care regimen for patients with acute and chronic dermal lesions.

•	Microcyn® (sold under a variety of brand names), a line of products based on electrically charged oxychlorine small molecules designed to target a wide range of pathogens including viruses, fungi, spores and bacteria, including antibiotic-resistant strains.

Our key product outside the United States is:

•	Microcyn® or Microdacyn60® (sold under a variety of brand names), a line of products based on electrically charged oxychlorine small molecules designed to target a wide range of pathogens including viruses, fungi, spores and bacteria, including antibiotic-resistant strains.

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

Results of Operations

Comparison of the Three Months Ended December 31, 2018 and 2017

Total revenues for the three months ended December 31, 2018 of $5,280,000 increased by $437,000, or 9%, as compared to $4,843,000 for the three months ended December 31, 2017. Product revenues for the three months ended December 31, 2018 of $5,045,000 increased by $398,000, or 9%, as compared to $4,647,000 for the three months ended December 31, 2017. This increase was primarily the result of growth in product revenue of $94,000, or 3%, in the United States, growth of product revenue of $157,000, or 20%, in Latin America, and growth of product revenue of $147,000, or 15%, in Europe and the Rest of World.

Product revenues in the United States for the three months ended December 31, 2018 of $2,977,000 increased by $94,000, or 3%, as compared to $2,883,000 for the three months ended December 31, 2017. This increase was the result of a $205,000, or 95%, increase in sales of our animal health care products, an increase of $120,000, or 26%, in sales of our acute care products, and a decrease of $231,000, or 10%, in sales of our dermatology products.

As a result of the asset purchase agreement and arrangement we entered into on October 27, 2016 with Invekra, we will continue to supply Invekra with product at a reduced price until they set up their manufacturing facility. We expect our revenues in Latin America will decrease significantly once Invekra has set up their manufacturing facility. During the three months ended December 31, 2018, we reported $715,000 of Latin America product revenue related to Invekra as compared to $772,000 during the three months ended December 31, 2017. Additionally, we reported $214,000 of Latin America product revenue related to dermatology products sold in Brazil.

Product revenue in Europe and the Rest of the World for the three months ended December 31, 2018 of $1,139,000 increased by $147,000, or 15%, as compared to $992,000 for the three months ended December 31, 2017. This increase was mostly the result of increases in Europe and India, partly offset by decreases in the Middle East, the Far East and New Zealand.

The following table shows our product revenues by geographic region:

	Three Months Ended December 31,
	2018	2017	$ Change	% Change
United States	$2,977,000	$2,883,000	$94,000	3%
Latin America	929,000	772,000	157,000	20%
Europe and Rest of the World	1,139,000	992,000	147,000	15%
Total	$5,045,000	$4,647,000	$398,000	9%

Service revenues for the three months ended December 31, 2018 of $235,000 increased by $39,000, or 20%, when compared to $196,000 in the prior period. The increase was primarily the result of higher volume of laboratory tests and services in the United States. Additionally, during the three months ended December 31, 2018, we recorded service revenue related to technical services provided to Invekra in the amount of $14,000.

Gross Profit

For the three months ended December 31, 2018, we reported total revenues of $5,280,000 and total cost of revenues of $2,433,000, resulting in total gross profit of $2,847,000 or 54% of total revenues, compared to a gross profit of $2,368,000 or 49% of total revenues, for the same period in the prior year.

For the three months ended December 31, 2018, we reported product revenues of $5,045,000 and cost of product revenues of $2,269,000, resulting in product gross profit of $2,776,000, or 55% of product revenues, compared to product gross profit of $2,339,000, or 50% of product revenues, for the same period in the prior year. The increase in gross profit as a percentage of product revenues was primarily due to a decrease in rebate costs in the current period.

For the three months ended December 31, 2018, we reported service revenues of $235,000 and cost of service revenues of $164,000, resulting in service gross profit of $71,000, or 30% of service revenues, compared to service gross profit of $29,000, or 15% of service revenues, for the same period in the prior year.

Research and Development Expense

Research and development expenses for the three months ended December 31, 2018 of $451,000 increased by $102,000, or 29%, as compared to $349,000 for the three months ended December 31, 2017. The increase is primarily the result of higher salaries and benefits in the current period and product related studies performed in the current period.

Selling, General and Administrative Expense

Selling, general and administrative expenses for the three months ended December 31, 2018 of $4,746,000 decreased by $473,000, or 9%, when compared to $5,219,000 for the three months ended December 31, 2017. The decrease is primarily the result of lower stock compensation costs of $649,000, and lower legal costs of $99,000, offset by $475,000 of severance costs incurred related to the resignation of the Company’s former Chief Executive Officer and Chief Financial Officer.

Interest Expense

Interest expense for the three months ended December 31, 2018 of $7,000 decreased by $4,000 when compared to $11,000 for the three months ended December 31, 2017. The decrease in interest expense relates primarily to capital leases and insurance premiums financed.

Interest Income

Interest income for the three months ended December 31, 2018 of $37,000 increased by $23,000 when compared to $14,000 for the three months ended December 31, 2017. The increase is primarily due to interest income reported related to a discount on deferred revenue from our agreement with Invekra.

Other Income

Other expense for the three months ended December 31, 2018 of $22,000 increased by $12,000 when compared to other expense of $10,000 for the three months ended December 31, 2017. The increase in other expense relates primarily to fluctuations in foreign exchange and state franchise taxes.

Net Loss

Net Loss for the three months ended December 31, 2018 of $2,298,000 decreased $889,000, when compared to net loss of $3,187,000 for the three months ended December 31, 2017. The decrease in net loss is primarily due to a decrease of operating losses, caused by lower stock compensation expenses of $692,000, higher sales and gross profitability, offset by severance costs incurred related to the resignation of the Company’s former Chief Executive Officer and Chief Financial Officer.

Comparison of the Nine Months Ended December 31, 2018 and 2017

Total revenues for the nine months ended December 31, 2018 of $14,588,000 increased by $1,585,000, or 12%, as compared to $13,003,000 for the nine months ended December 31, 2017. Product revenues for the nine months ended December 31, 2018 of $13,775,000 increased by $1,381,000, or 11%, as compared to $12,394,000 for the nine months ended December 31, 2017. This increase was primarily the result of growth in product revenue of $364,000, or 5%, in the United States, growth of product revenue of $910,000, or 43%, in Latin America, and growth of product revenue of $107,000, or 3%, in Europe and Rest of World.

Product revenues in the United States for the nine months ended December 31, 2018 of $7,374,000 increased by $364,000, or 5%, as compared to $7,010,000 for the nine months ended December 31, 2017. This increase was the result of a $636,000, or 97%, increase in sales of our animal health care products, an increase of $85,000, or 6%, in sales of our acute care products, and a decrease of $357,000, or 7%, in sales of our dermatology products.

As a result of the asset purchase agreement and arrangement we entered into on October 27, 2016 with Invekra, we will continue to supply Invekra with product at a reduced price until they set up their manufacturing facility. We expect our revenues in Latin America will decrease significantly once Invekra has set up their manufacturing facility. During the nine months ended December 31, 2018, we reported $2,543,000 of Latin America product revenue related to Invekra as compared to $2,095,000 during the nine months ended December 31, 2017. Additionally, we reported $462,000 of Latin America product revenue related to dermatology products sold in Brazil.

Product revenue in Europe and the Rest of the World for the nine months ended December 31, 2018 of $3,396,000 increased by $107,000, or 3%, as compared to $3,289,000 for the nine months ended December 31, 2017. This increase was mostly the result of decreases in the Middle East, partly offset by increases in Europe.

The following table shows our product revenues by geographic region:

	Nine Months Ended December 31,
	2018	2017	$ Change	% Change
United States	$7,374,000	$7,010,000	$364,000	5%
Latin America	3,005,000	2,095,000	910,000	43%
Europe and Rest of the World	3,396,000	3,289,000	107,000	3%
Total	$13,775,000	$12,394,000	$1,381,000	11%

Service revenues for the nine months ended December 31, 2018 of $813,000 increased by $204,000, or 33%, when compared to $609,000 in the prior period. The increase was primarily the result of higher volume of laboratory tests and services in the United States. Additionally, during the nine months ended December 31, 2018 and 2017, the Company recorded service revenue related to technical services provided to Invekra in the amount of $42,000 and $39,000, respectively.

Gross Profit

For the nine months ended December 31, 2018, we reported total revenues of $14,588,000 and total cost of revenues of $7,583,000, resulting in total gross profit of $7,005,000 or 48% of total revenues, compared to a gross profit of $5,978,000 or 46% of total revenues, for the same period in the prior year.

For the nine months ended December 31, 2018, we reported product revenues of $13,775,000 and cost of product revenues of $7,006,000, resulting in product gross profit of $6,769,000, or 49% of product revenues, compared to product gross profit of $5,865,000, or 47% of product revenues, for the same period in the prior year.

For the nine months ended December 31, 2018, we reported service revenues of $813,000 and cost of service revenues of $577,000, resulting in service gross profit of $236,000, or 29% of service revenues, compared to service gross profit of $113,000, or 19% of service revenues, for the same period in the prior year.

Research and Development Expense

Research and development expenses for the nine months ended December 31, 2018 of $1,191,000 increased $92,000, or 8% as compared to $1,099,000 for the nine months ended December 31, 2017. The increase is primarily the result of higher salaries and benefits in the current period and product related studies performed in the current period.

Selling, General and Administrative Expense

Selling, general and administrative expenses for the nine months ended December 31, 2018 of $14,368,000 increased by $49,000 when compared to $14,319,000 for the nine months ended December 31, 2017.

Interest Expense

Interest expense for the nine months ended December 31, 2018 of $26,000 decreased $5,000 when compared to $31,000 for the nine months ended December 31, 2017.

Interest Income

Interest income for the nine months ended December 31, 2018 of $139,000 increased by $54,000 when compared to $85,000 for the nine months ended December 31, 2017. The increase is primarily due to interest income reported related to a discount on deferred revenue from our agreement with Invekra.

Other Expense

Other expense for the nine months ended December 31, 2018 of $135,000 decreased by $44,000 when compared to other expense of $179,000 for the nine months ended December 31, 2017. The decrease in other expense relates primarily to fluctuations in foreign exchange.

Net Loss

Net Loss for the nine months ended December 31, 2018 of $8,576,000 decreased $989,000, when compared to net loss of $9,565,000 for the nine months ended December 31, 2017. The decrease in net loss is primarily due to a decrease of operating losses, caused by lower stock compensation expenses of $258,000, higher sales and gross profitability, offset by severance costs incurred related to the resignation of the Company’s former Chief Executive Officer and Chief Financial Officer.

Liquidity and Capital Resources

We reported a net loss of $8,576,000 for the nine months ended December 31, 2018. At December 31, 2018 and March 31, 2018, our accumulated deficit amounted to $166,016,000 and $157,440,000, respectively. We had working capital of $11,254,000 and $12,993,000 as of December 31, 2018 and March 31, 2018, respectively.

We expect to continue incurring losses for the foreseeable future and will need to raise additional capital to pursue our product development initiatives, to penetrate markets for the sale of our products and to continue as a going concern. We cannot provide any assurances that we will be able to raise additional capital.

Management believes that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means; however, we cannot provide any assurances that new financings will be available on commercially acceptable terms, if at all. If the economic climate in the U.S. deteriorates, our ability to raise additional capital could be negatively impacted. If we are unable to secure additional capital, we may be required to take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. These measures could cause significant delays in our continued efforts to commercialize our products, which is critical to the realization of our business plan and our future operations. These matters raise substantial doubt about our ability to continue as a going concern.

Sources of Liquidity

As of December 31, 2018, we had cash and cash equivalents of $6,496,000. Since our inception, substantially all of our operations have been financed through sales of equity securities. Other sources of financing that we have used to date include our revenues, as well as various loans and the sale of certain Latin American assets to Invekra.

Since January 1, 2017, substantially all of our operations have been financed through the following transactions:

•	proceeds of $150,000 received from the exercise of common stock purchase warrants and options;
•	net proceeds of $1,925,000 received from the sale of common stock through our At Market Issuance Sales Agreement dated December 8, 2017;
•	net proceeds of $4,500,000 received from the sale of common stock through a registered direct offering which closed on March 6, 2018; and
•	net proceeds of $4,742,000 received from the sale of common stock and preferred stock units through a public offering which closed on November 21, 2018.

Cash Flows

As of December 31, 2018, we had cash and cash equivalents of $6,496,000, compared to $10,066,000 as of March 31, 2018.

Net cash used in operating activities during the nine months ended December 31, 2018 was $8,971,000, primarily due to our net loss of $8,576,000 offset by non-cash stock compensation of $1,334,000 in the period. Additionally, we had an increase in accounts receivable of $1,628,000 and an increase of $514,000 in inventories both related to an increase in sales.

Net cash used in operating activities during the nine months ended December 31, 2017 was $9,391,000, primarily due to our net loss of $9,565,000 offset by stock related compensation of $1,592,000 in the period. Additionally, we had increases in prepaid expenses of $951,000 mostly related to taxes in Mexico.

Net cash used in investing activities was $123,000 for nine months ended December 31, 2018, primarily related to the purchase of equipment.

Net cash used in investing activities was $193,000 for nine months ended December 31, 2017, primarily related to the purchase of equipment.

Net cash provided by financing activities was $5,572,000 for the nine months ended December 31, 2018, primarily related to net proceeds from the sale of common stock of $957,000 from the Company’s At Market Issuance Sales Agreement, with B. Riley FBR, Inc., and net proceeds of $4,742,000 from a public offering placed by Dawson James Securities, Inc., offset by principal payments on debt and capital leases of $397,000.

Net cash provided by financing activities was $802,000 for the nine months ended December 31, 2017, primarily related to net proceeds from the sale of common stock of $968,000, proceeds of $52,000 from the exercise of common stock purchase warrants and options, offset by principal payments on debt and capital leases of $218,000.

Material Trends and Uncertainties

We expect to continue incurring losses for the foreseeable future and will need to raise additional capital to pursue our product development initiatives, to penetrate markets for the sale of our products and to continue as a going concern. We cannot provide any assurances that we will be able to raise additional capital as we need it.

Management believes that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means; however, we cannot provide any assurances that new financing will be available on commercially acceptable terms, if at all. If the economic climate in the U.S. deteriorates, our ability to raise additional capital could be negatively impacted. If we are unable to secure additional capital, we may be required to curtail our research and development and other business initiatives and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. These measures could cause significant delays in our continued efforts to commercialize our products, which is critical to the realization of our business plan and our future operations. These matters raise substantial doubt about our ability to continue as a going concern.

Consistent with other pharmaceutical companies in the United States, we experience seasonal fluctuations in the first quarter of each year, or our fourth fiscal quarter. This decrease in sales of pharmaceutical products is due to patients facing the need to satisfy health insurance deductibles, which are reset at the beginning of each year and adjusting to changing copays.

Healthcare providers and insurers heavily influence the price patients pay for our products. Generally, insurers cover a lower percentage of our products compared to other medical products making our products seem relatively more expensive than other medical care. As a result, to remain competitive, we offer rebates on our products directly to patients. Most patients use these rebates to make our products more affordable. While we believe these rebates are necessary for many patients to buy our products and without them our revenues would likely decline, the impact of rebates on our bottom line has been significant. For example, in the three months ended December 31, 2018, dermatology rebates amounted to $1,249,000 and for the nine months ended December 31, 2018, dermatology rebates amounted to $4,567,000.

We continue to work with healthcare providers, insurers, third-party payors, pharmacies and others to manage pricing of our products to the consumer and to reduce the impact of rebates on our overall revenue. However, there is no guarantee we will be successful in reducing patient rebate use. Additionally, the legal landscape in healthcare is constantly changing. Adoption of new legislation at the federal or state level could further affect demand for, or pricing of, our products. For example, we face uncertainties due to federal legislative and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the Affordable Care Act, or ACA, which could leave more patients without insurance coverage, which, in turn, could reduce the price patients are willing to pay for our products if they must bear the entire cost.

During the three and nine months ended December 31, 2018, revenue from sales to our Latin America partner Invekra amounted to approximately 14% and 17% of our total revenue, respectively. We will continue to supply products to Invekra at a reduced price from list prices, pursuant to our contractual obligations for a transition period until, at the latest, October 27, 2020, while Invekra builds its own manufacturing lines. However, we expect that our future revenues from Latin American sales will be substantially reduced.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Significant estimates and assumptions include reserves and write-downs related to receivables and inventories, the recoverability of long-lived assets, the valuation allowance related to our deferred tax assets, the valuation of equity and derivative instruments, debt discounts, the valuation of investments and the estimated amortization periods of upfront product licensing fees received from customers.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.

Changes in Internal Control over Financial Reporting

On December 11, 2018, the Company’s Board appointed Mr. Frederick (Bubba) Sandford as its Chief Executive Officer and Interim Chief Financial Officer. On December 12, 2018, Jim Schutz and Robert Miller resigned from their positions as our Chief Executive Officer and President and Chief Financial Officer and Secretary, respectively. On the same date, Mr. Schutz also resigned from the Board.

Other than the change in management, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The change in our management and our Board did not have an impact on our internal control over financial reporting during the quarter ended December 31, 2018 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Except as follows, there have been no material changes from risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended March 31, 2018, as filed with the SEC on June 26, 2018 and our quarterly report on Form 10-Q for the quarter ended September 30, 2018, as filed with the SEC on November 8, 2018.

As of December 31, 2018, we may not have sufficient cash to continue operations for the next six to twelve months.

As of December 31, 2018, we had $6,496,000 in cash and cash equivalents. We had working capital of $11,254,000 and $12,993,000 as of December 31, 2018 and March 31, 2018, respectively. We incurred net losses of $2,298,000, $8,576,000 and $14,328,000 during the three and nine months ended December 31, 2018 and the fiscal year ended March 31, 2018, respectively. We used net cash of $8,971,000 in operating activities during the nine months ended December 31, 2018. If our sales revenues do not increase or if we do not manage our expenses and cash flow in the near future, we may be required to obtain additional cash for operations from non-working capital sources, which may not be available, in which case we would have to significantly decrease or cease operations. The sale of additional equity or convertible debt securities would result in additional dilution to our stockholders, and debt financing, if available, may involve restrictive covenants that could restrict our operations or finances. Financing, if necessary, may not be available in amounts or on terms acceptable to us, if at all. If we cannot raise funds on acceptable terms or achieve positive cash flow, we may not be able to continue to conduct operations, develop new products, grow market share, to take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which would negatively impact our business, operating results and financial condition.

Our ability to use shares of our common stock to carry out our business plan, to offer stock as a form of compensation or to use stock to meet our financial obligations may be diminished.

We currently have 24,000,000 shares of authorized common stock. As of December 31, 2018, we had 11,972,328 shares of common stock outstanding and have committed to issue 155,000 shares of common stock upon conversion of 1.55 shares of Series C and approximately 5,700,000 shares of common stock upon the exercise of outstanding stock options and warrants. It is possible that some or all of the currently outstanding options and warrants will not be exercised and the shares of common stock we have reserved to satisfy our obligations under the terms of those securities may never be issued. If options or warrants expire prior to exercise, then the shares we have reserved in the event they are exercised may be used for other purposes. Having a limited number of authorized shares of common stock may diminish our ability to execute our business plan, to offer stock or stock options as part of a competitive compensation package for attracting and retaining the highly skilled officers, directors and employees on which our success relies, or to issue equity securities in the future to allow the Company flexibility in meeting our routine financial obligations, raising capital if needed and/or issuing equity securities to acquire assets or businesses or to engage in strategic collaborations where the transaction might be improved for us by issuing equity securities. This may have a material adverse effect on our revenues, financial position, cash flows and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Other than as previously disclosed, we did not issue unregistered equity securities during the quarter ended December 31, 2018.

Item 3.	Default Upon Senior Securities

We did not default upon any senior securities during the quarter ended December 31, 2018.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Effective December 11, 2018, our Board appointed Bubba Sandford as our Chief Executive Officer and Interim Chief Financial Officer. On December 12, 2018, Jim Schutz and Robert Miller resigned from their positions as our Chief Executive Officer and President and Chief Financial Officer and Secretary, respectively. On the same date, Mr. Schutz also resigned from the Board. Mr. Sandford was appointed as a Class III director of the Board on December 14, 2018.

Mr. Sandford, 57, served as a Navy SEAL and has over 30 years of experience leading companies in several industries and at various stages, including turnarounds. Most recently, Mr. Sandford transformed the underperforming, public staffing company, Command Center, Inc., into a profitable enterprise, with nearly $100 million in revenue, 67 on-demand labor stores in 22 states and approximately 34,000 workers. During his tenure at Command Center, he successfully led the Company to uplist on Nasdaq, and he increased shareholder value by 150% while improving gross margins to industry-leading standards.

We look forward to working with Mr. Sandford as he brings operational and leadership experience to our Board.

Item 6.	Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., effective January 30, 2006 (included as exhibit 3.1 of the Company’s Annual Report on Form 10-K filed June 20, 2007, and incorporated herein by reference).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., effective October 22, 2008 (included as exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 21, 2008, and incorporated herein by reference).
3.4	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective March 29, 2013 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 22, 2013, and incorporated herein by reference).
3.5	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective December 4, 2014 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 8, 2014, and incorporated herein by reference).
3.6	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective October 22, 2015 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 27, 2015, and incorporated herein by reference).
3.7	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective June 24, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 28, 2016, and incorporated herein by reference).
3.8	Certificate of Amendment of Restated Certificate of Incorporation of Sonoma Pharmaceuticals, Inc., as amended, effective December 6, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 7, 2016, and incorporated herein by reference).
3.9	Certificate of Amendment of Restated Certificate of Incorporation of Sonoma Pharmaceuticals, Inc., as amended, effective September 13, 2018 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 19, 2018, and incorporated herein by reference).
3.10	Amended and Restated Bylaws, as amended, of Sonoma Pharmaceuticals, Inc., effective December 6, 2016 (included as exhibit 3.2 to the Company’s Current Report on Form 8-K filed December 7, 2016, and incorporated herein by reference).
3.11	Certificate of Designation of Preferences, Rights and Limitations of Series A 0% Convertible Preferred Stock, filed with the Delaware Secretary of State on April 24, 2012 (included as exhibit 4.2 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).
3.12	Certificate of Designation of Series B Preferred Stock, effective October 18, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 21, 2016, and incorporated herein by references).
4.1	Specimen Common Stock Certificate (included as exhibit 4.1 to the Company’s Annual Report on Form 10-K filed June 28, 2017, and incorporated herein by reference).
4.2	Form of Series A Common Stock Purchase Warrant for February 2014 offering (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 26, 2014 and incorporated herein by reference).
4.3	Warrant Agreement, including Form of Warrant entered into by and between Oculus Innovative Sciences, Inc. and Computershare, Inc. and Computershare Trust Company, N.A., dated January 20, 2015 (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).

4.4	Underwriters Warrant issued to Maxim Partners LLC on January 26, 2015 (included as exhibit 4.2 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.5	Underwriters Warrant issued to Robert D. Keyser, Jr. on January 26, 2015 (included as exhibit 4.3 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.6	Underwriters Warrant issued to R. Douglas Armstrong on January 26, 2015 (included as exhibit 4.4 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.7	Underwriters Warrant issued to Dawson James Securities, Inc. on January 26, 2015 (included as exhibit 4.5 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.8	Underwriters Warrant issued to Dawson James Securities, Inc. on January 26, 2015 (included as exhibit 4.6 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.9	Warrant Agreement, including Form of Warrant entered into by and between Oculus Innovative Sciences, Inc. and Computershare, Inc. and Computershare Trust Company, N.A., dated March 18, 2016 (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 18, 2016 and incorporated herein by reference).
4.10	Form of Warrant issued to Dawson James Securities, Inc. on March 31, 2016 (included as exhibit 4.25 to the Company’s Annual Report on Form 10-K filed June 21, 2016, and incorporated herein by reference).
4.11	Section 382 Rights Agreement, dated as of October 18, 2016, between Oculus Innovative Sciences, Inc. and Computershare Inc., which includes the Form of Certificate of Designation of Series B Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 21, 2016, and incorporated herein by reference).
4.12	Form of Placement Agent Warrant granted to Dawson James Securities, Inc. and The Benchmark Company, LLC in connection with the March 2, 2018 public offering, dated March 6, 2018 (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 6, 2018, and incorporated herein by reference).
4.13	Form of Series C Warrant (included as exhibit 4.13 to the Company’s registration statement on Form S-1/A filed November 7, 2018, and incorporated herein by reference).
4.14	Form of Series C Warrant Certificate (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 21, 2018, and incorporated herein by reference).
10.1	Form of Indemnification Agreement between Oculus Innovative Sciences, Inc. and its officers and directors (included as exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.2	Office Lease Agreement, dated October 26, 1999, between Oculus Innovative Sciences, Inc. and RNM Lakeville, L.P. (included as exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.3	Amendment No. 1 to Office Lease Agreement, dated September 15, 2000, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.4	Amendment No. 2 to Office Lease Agreement, dated July 29, 2005, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.5	Amendment No. 3 to Office Lease Agreement, dated August 23, 2006, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.6	Office Lease Agreement, dated May 18, 2006, between Oculus Technologies of Mexico, S.A. de C.V. and Antonio Sergio Arturo Fernandez Valenzuela (translated from Spanish) (included as exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.7	Office Lease Agreement, dated July 2003, between Oculus Innovative Sciences, B.V. and Artikona Holding B.V. (translated from Dutch) (included as exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.8	Form of Director Agreement (included as exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.9	Amended and Restated Oculus Innovative Sciences, Inc. 2006 Stock Incentive Plan and related form stock option plan agreements (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 2, 2007, and incorporated herein by reference).
10.10	Amendment No. 4 to Office Lease Agreement, dated September 13, 2007, by and between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as exhibit 10.43 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).

10.11	Amendment to Office Lease Agreement, effective February 15, 2008, by and between Oculus Innovative Sciences Netherlands B.V. and Artikona Holding B.V. (translated from Dutch) (included as exhibit 10.44 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).
10.12	Amendment No. 5 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and RNM Lakeville, LLC, dated May 18, 2009 (included as exhibit 10.54 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).
10.13	Amendment No. 6 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and RNM Lakeville, L.P., dated April 26, 2011 (included as exhibit 10.52 to the Company’s Annual Report on Form 10-K filed June 3, 2011, and incorporated herein by reference).
10.14	Oculus Innovative Sciences, Inc. 2011 Stock Incentive Plan (included as exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2011, and incorporated herein by reference).
10.15	Amendment No. 7 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and 1125-1137 North McDowell, LLC, dated October 10, 2012 (included as exhibit 10.58 to the Company’s Quarterly Report on Form 10-Q filed November 8, 2012, and incorporated herein by reference).
10.16	At-the-Market Issuance Sales Agreement, dated April 2, 2014, by and between Oculus Innovative Sciences, Inc. and MLV & Co. LLC (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 2, 2014 and incorporated herein by reference).
10.17	Lease Agreement by and between Oculus Innovative Sciences, Inc. and 2500 York, L.P., dated July 9, 2014 (included as exhibit 10.82 to the Company’s Current Report on Form 10-Q filed August 12, 2014, and incorporated herein by reference).
10.18	Underwriting Agreement entered into by and between Oculus Innovative Sciences, Inc. and Maxim Group LLC as representative of the underwriters named on Schedule A thereto, dated January 20, 2015 (included as exhibit 1.1 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
10.19†	Sales Representation Contract, dated February 1, 2015, by and between Oculus Innovative Sciences, Inc. and SLA Brands, Inc. (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 2, 2015 and incorporated herein by reference).
10.20†	Amendment No. 1 to Sales Representation Contract, dated November 6, 2015, by and between Oculus Innovative Sciences, Inc. and SLA Brands, Inc. (included as exhibit 10.88 to the Company’s 10-Q filed February 16, 2016 and incorporated herein by reference).
10.21	Underwriting Agreement entered into by and between Oculus Innovative Sciences, Inc. and Dawson James Securities, Inc. as representative of the underwriters named on Schedule 1 thereto, dated March 18, 2016 (included as exhibit 1.1 to the Company’s Current Report on Form 8-K filed March 18, 2016 and incorporated herein by reference).
10.22†	Exclusive Sales and Distribution Agreement, dated November 6, 2015, by and between Oculus Innovative Sciences, Inc. and Manna Pro Products, LLC (included as exhibit 10.1 to the Company’s 8-K filed March 23, 2016 and incorporated herein by reference).
10.23	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Jim Schutz, dated July 26, 2016 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 29, 2016, and incorporated herein by reference).
10.24†	Asset Purchase Agreement dated October 27, 2016, between Oculus Innovative Sciences, Inc. and Invekra, S.A.P.I de C.V. (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 31, 2016, and incorporated herein by reference).
10.25†	Amendment Agreement to Acquisition Option dated October 27, 2016, by and between More Pharma Corporation S. de R.L. de C.V. and Oculus Technologies of Mexico, S.A. de C.V. (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 31, 2016, and incorporated herein by reference).
10.26	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Robert Miller, dated November 30, 2016 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 1, 2016, and incorporated herein by reference).
10.27	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Bruce Thornton, dated November 30, 2016 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 1, 2016, and incorporated herein by reference).
10.28	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Robert Northey, dated November 30, 2016 (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 1, 2016, and incorporated herein by reference).
10.29	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Jeffrey Day, dated November 30, 2016 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 1, 2016, and incorporated herein by reference).
10.30	Employment Agreement by and between Sonoma Pharmaceuticals, Inc. and Marc Umscheid, dated December 31, 2016 (included as Exhibit 10.97 to the Company’s quarterly report on Form 10-Q filed February 17, 2017, and incorporated herein by reference).
10.31	Master Vendor Agreement by and between Sonoma Pharmaceuticals, Inc. and PetSmart Home Office, Inc., dated November 21, 2016 (included as Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed on June 28, 2017, and incorporated herein by reference).

10.32†	Distribution Agreement by and between Sonoma Pharmaceuticals, Inc. and G. Pohl-Boskamp GmbH & Co. KG, dated April 13, 2016 (included as Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on June 28, 2017, and incorporated herein by reference).
10.33	Amendment No. 8 to Office Lease Agreement by the between Oculus Innovative Sciences, Inc. and SSCOP Properties LLC, dated June 23, 2016 (included as Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on June 28, 2017, and incorporated herein by reference).
10.35	At Market Issuance Sales Agreement, dated December 8, 2017, by and between Sonoma Pharmaceuticals, Inc. and B. Riley FBR, Inc. (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 8, 2017, and incorporated herein by reference).
10.36	Placement Agency Agreement entered into by and between Sonoma Pharmaceuticals, Inc. and Dawson James Securities, Inc. as representative of the placement agents, dated March 2, 2018 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 6, 2018, and incorporated herein by reference).
10.37	Securities Purchase Agreement entered into by and between Sonoma Pharmaceuticals, Inc. and Montreux Equity Partners V, L.P., dated March 1, 2018 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 6, 2018, and incorporated herein by reference).
10.38†	Exclusive License and Distribution Agreement entered into by and between Sonoma Pharmaceuticals, Inc. and EMS.S.A., dated June 4, 2018 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 5, 2018, and incorporated herein by reference).
10.39	Commercial Lease (Georgia office) by and between Sonoma Pharmaceuticals, Inc. and PMR Holdings, LLC, dated May 1, 2018. (included as exhibit 10.39 to the Company’s Form 10-K filed on June 26, 2018, and incorporated herein by reference).
10.40	Placement Agency Agreement entered into by and between Sonoma Pharmaceuticals, Inc. and Dawson James Securities, Inc., dated November 16, 2018 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 21, 2018, and incorporated herein by reference).
10.41	Warrant Agency Agreement entered into by and among Sonoma Pharmaceuticals, Inc., Computershare, Inc. and Computershare Trust Company, N.A., dated November 21, 2018 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 21, 2018, and incorporated herein by reference).
10.42	Separation and Mutual Release entered into by and between Sonoma Pharmaceuticals, Inc. and Jim Schutz, dated December 13, 2018 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 14, 2018, and incorporated herein by reference).
10.43	Separation and Mutual Release entered into by and between Sonoma Pharmaceuticals, Inc. and Robert E. Miller, dated December 13, 2018 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 14, 2018, and incorporated herein by reference).
10.44	Employment Agreement entered into by and between Sonoma Pharmaceuticals, Inc. and Frederick Sandford, dated December 11, 2018 (included as exhibit 10.3 to the Company’s Current report on Form 8-K filed on December 14, 2018, and incorporated herein by reference).
14.1	Code of Business Conduct (included as Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on January 23, 2017, and incorporated herein by reference).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
†	Confidential treatment has been granted with respect to certain portions of this agreement.

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

SONOMA PHARMACEUTICALS, INC.

Date: February 14, 2019	By:	/s/ Frederick Sandford
Frederick Sandford
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

