Form 10-K
period 2019-03-31
Sonoma Pharmaceuticals, Inc.
filed 2019-07-01
CIK 1367083

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For transition period from _________________ to _________________

Commission File Number: 001-33216

SONOMA PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	68-0423298
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1129 N. McDowell Blvd.

Petaluma, California 94954

(Address of principal executive offices) (Zip Code)

(707) 283-0550

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.0001 par value Warrants (expiring January 26, 2020)	SNOA SNOAW	The Nasdaq Stock Market LLC The Nasdaq Stock Market LLC
(Title of Each Class)	(Trading Symbol(s))	(Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data file required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on September 28, 2018, was $9,056,417 based on a total of 689,225 shares of the registrant’s common stock held by non-affiliates on September 28, 2018, at the closing price of $13.14 per share, as reported on the Nasdaq Capital Market.

There were 1,328,891 shares of the registrant’s common stock issued and outstanding on June 28, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12, 13 and 14 of Part III will incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2019 annual meeting of stockholders.

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

Business update

In December 2018, our former Chief Executive Officer and Chief Financial Officer resigned and we hired Bubba Sandford as Chief Executive Officer and Interim Chief Financial Officer. During his first three months in office, Mr. Sandford identified and implemented significant cost-cutting measures, including right-sizing the administrative headcount. While we incurred severance costs in this process, we believe the Company is set up for future success. We also are looking at streamlining and improving our production processes while creating efficiencies across the Company. Some of these measures showed early success in the first quarter of 2019 and we believe we will continue to show additional progress in our results of operations in fiscal year 2020. As part of the reorganization of Sonoma, in May 2019 we sold certain of our animal health product rights and assets for the Asian and European markets for $2.7 million. This is part of our strategic decision to focus on our core business of U.S. dermatology.

During fiscal year ended March 31, 2019 and through June 20, 2019, we achieved several milestones;

•	Total revenues increased by 14% from $16.7 million in fiscal year 2018 to $19.0 million in fiscal year 2019;
•	Launched EpicynTM, a prescription topical cleanser which helps achieve clear skin and provide relief from irritation when used as part of a daily skin care regimen for patients with acute and chronic dermal lesions;
•	Right sized work force to fit current company needs; and
•	Sold certain animal health product rights and assets for the Asian and European markets to Petagon, Limited for $2.7 million.

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

Dermatology

In the United States, we sell into dermatology markets with an in-house sales team that visits or calls dermatologists. Our dermatology products are primarily purchased by distributors, wholesalers, and pharmacies.

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

Animal Health Care

Our animal healthcare products provide similar benefits to those in human dermatology. For our animal health products sold in the U.S. and Canada, we partnered with Manna Pro Products, LLC to bring relief to pets and peace of mind to their owners. Manna Pro distributes non-prescription products to national pet-store retail chains, farm animal specialty stores, farm animal veterinarians, grocery stores and mass retailers in the United States and Canada.

On May 20, 2019, we sold certain animal health product rights and assets for the Asian and European markets to Petagon, Limited, an international importer and distributor of quality pet food and products. The purchase price for the assets is $2,700,000. We agreed that we will continue to supply products to Petagon for five years at certain agreed upon transfer prices. The sale involves certain Asian patents and trademarks and the exclusive right to distribute animal health care products in Asia and Europe.

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

Mexico

On October 27, 2016, we sold certain parts of our Latin American business to Invekra S.A.P.I de C.V., an affiliate of Laboratorios Sanfer, with the ability of Invekra to set up its own manufacturing using some of our know-how and technology. During a transitional time period, we will provide technical assistance and supply products to Invekra at a reduced price from current list prices. We expect that revenues will decrease and cease if Laboratorios Sanfer begins to manufacture its own product. We are also entitled to receive a royalty of $2,500,000 to be paid in Mexican currency in quarterly installments over a period of ten years from closing as consideration for the provision of certain services and providing technical assistance, calculated as three per cent on net sales of certain products in Latin America, excluding Mexico. Since the $2,500,000 is to be paid in foreign currency, we may receive more or less than $2,500,000 due to currency fluctuations. During the year ended March 31, 2019, we received royalties of $250,000.

Rest of the World

Throughout the rest of the world, we use strategic partners and distributors for the sale of products into Brazil, South Korea, Japan, the People’s Republic of China, Singapore, Taiwan, Malaysia, Indonesia, the Philippines, India, Bangladesh, Sri Lanka, Australia, New Zealand, Thailand, United Arab Emirates, Saudi Arabia, Kuwait, Bahrain, South Africa, Jordan and Lebanon.

On June 4, 2018, we entered into a 5-year exclusive license and distribution agreement with EMS S.A., headquartered in Sao Paulo, Brazil. Pursuant to the license and distribution agreement with EMS, we granted EMS the exclusive right to purchase, import, distribute, sell and promote certain of our dermatology products within Brazil for a period of five years, with the possibility of renewal. We also agreed to assign our trademarks filed or registered in Brazil to EMS on a royalty-free basis for the purpose of marketing, distributing, and selling our products in Brazil. EMS agreed to minimum annual purchase amounts of $100,000 in year one; $250,000 in year two; $500,000 in year three; $750,000 in year four; and $1,000,000 in year five, respectively. During the year ended March 31, 2019, EMS purchased $586,000 of our products, exceeding the year one minimum annual purchase amount.

Employees

As of March 31, 2019, we employed a total of 62 full-time employees and one part-time employee in the United States and the Netherlands. Additionally, we had 191 employees in Mexico, all of which were contracted through an employment agency. We are not a party to any collective bargaining agreements. We believe relations with employees are very good.

U.S. Products

U.S. Dermatology - Epicyn™ Antimicrobial Facial Cleanser

• •

Epicyn™ relieves the common symptoms of irritated skin and dermal lesions.

Epicyn™ Antimicrobial Facial cleanser is intended for the cleansing, irrigation, moistening, debridement and removal of foreign material and debris from acute and chronic dermal lesions.

U.S. Dermatology - Levicyn™ Dermal Spray, Antipruritic Spray Gel, and Antipruritic Gel (formerly Alevicyn)

• •	Levicyn™ offers fast itch relief. Levicyn TM is a HOCl-based topical prescription product indicated to manage and relieve the burning, itching and pain experienced with various types of dermatoses.

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

U.S. Dermatology - Loyon®

• •

Loyon® for the management of scaling and itch.

LOYON® is indicated to manage and relieve the itching, erythema, and scaling experienced with various types of dermatoses, including seborrhea and seborrheic dermatitis.

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

Research and Development

Research and development expense consists primarily of personnel expenses, clinical and regulatory services and supplies. For the years ended March 31, 2019 and 2018, research and development expense amounted to $1,518,000 and $1,575,000, respectively. None of these expenses were borne by our customers.

Manufacturing and Packaging

We manufacture products at facilities in Petaluma, California and Zapopan, Mexico. We have developed a manufacturing process and conduct quality assurance testing on each production batch in accordance with current U.S., Mexican and international Current Good Manufacturing Practices. Both facilities are required to meet and maintain regulatory standards applicable to the manufacture of pharmaceutical and medical device products. Our United States facilities are certified and comply with U.S. Current Good Manufacturing Practices, Quality Systems Regulations for medical devices, and International Organization for Standardization, or ISO, guidelines. Our Mexican facility has been approved by the Ministry of Health and is also ISO 13485 certified.

Our machines are tested regularly, which is part of a validation protocol mandated by U.S., Mexican and international Current Good Manufacturing Practices, Quality Systems Regulation, and ISO requirements. This validation is designed to ensure that the final product is consistently manufactured in accordance with product specifications at all manufacturing sites. Certain materials and components used in manufacturing are proprietary to Sonoma.

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

Significant Customers

We rely on certain key customers for a significant portion of revenues. In the US, our key customers are pharmaceutical wholesalers, independent pharmacies, including AmerisourceBergen, McKesson and Cardinal, that purchase our products and resell to retail pharmacies like CVS, Walgreens and Walmart. At March 31, 2019, no customer represented more than 10% of the net accounts receivable balance. For the year ended March 31, 2019, one customer represented 18%, and one customer represented 10% of net revenues. At March 31, 2018, one customer represented 36%, and one customer represented 18% of the net accounts receivable balance. For the year ended March 31, 2018, one customer represented 22%, one customer represented 19%, one customer represented 13%, and one customer represented 12% of net revenues.

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

As of June 13, 2019, we own a total of 76 issued patents, consisting of 15 issued U.S. patents and 61 issued foreign patents. We also have 17 pending U.S. and foreign patent applications. All patent applications as well as issued patents are directed at our HOCl technology. The issued U.S. and foreign patents expire in 2022-2029.

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

Competition

We compete globally across four main channels: dermatology, eye care, advanced tissue care and animal health with three main technology platforms: Stabilized Hypochlorous Acid, also referred to as HOCl Fast-Relief Technology, Lipogrid® Skin-Barrier Technology and Exuvimax™ Scale-Removal Technology.

Dermatology

Our dermatology products are at the forefront of HOCl-based solutions, a safe and highly effective active ingredient designed to relieve itching, burning and inflammation and acts as a highly effective antimicrobial agent. We believe no other solutions on the market provide the same patient benefits at the levels of safety and cost. Our HOCl-based solutions face significant competition in the United States from prescription products including corticosteroids, topical steroids and topical antibiotics. Our opportunity as an adjunct to these steroids is based on the insight that many doctors and patients limit steroid and antibiotic use due to potential side effects. These side effects include bacterial resistance, stinging, burning and inflammation for topical antibiotics and stretch marks, easy bruising, tearing of the skin and, to a lesser extent, enlarged of blood vessels for topical steroids. Our HOCl-based products are safe, non-toxic and have shown few side effects in clinical studies.

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

Factors Affecting Competitive Position

While some other companies are able to produce small molecule, HOCl-based formulations, based on our research, their products may become unstable after a relatively short period of time or have large ranges of effectiveness. We believe our HOCl-based solutions are among the most stable therapeutics available.

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

Available Information

We make available on sonomapharma.com, free of charge, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, as soon as reasonably practicable after electronically filing or furnishing such materials to the Securities and Exchange Commission, or SEC. Sonomapharma.com and the information contained therein or connected thereto are not intended to be incorporated into this annual report on Form 10-K. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

ITEM 1A. Risk Factors

Risks Related to Our Business

We have a history of losses, we expect to continue to incur losses and we may never achieve profitability.

We reported a loss from continuing operations of $11,798,000 and $14,328,000 for the years ended March 31, 2019 and 2018, respectively. At March 31, 2019 and 2018, our accumulated deficit amounted to $169,238,000 and $157,440,000, respectively. We had working capital of $8,905,000 and $12,933,000 as of March 31, 2019 and 2018, respectively. During the year ended March 31, 2019 and 2018, net cash used in operating activities amounted to $11,717,000 and $12,439,000, respectively. As of March 31, 2019, we had cash and cash equivalents of $3,689,000. We expect to continue incurring losses for the foreseeable future and may never achieve or sustain profitability.

Our accounts receivable,net increased from fiscal year 2018 to fiscal year 2019 and if we do not manage our accounts receivables our ability to generate revenue may be diminished.

We reported accounts receivable, net of $3,481,000 and 1,537,000 as of March 31, 2019 and 2018, respectively. We periodically review our accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. If we do not manage our accounts receivable, our ability to generate revenue may be diminished. This could have a material adverse effect on our revenues, financial position, cash flows and results of operations.

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

Additionally, many states have proposed legislation that seeks to regulate pharmaceutical drug pricing by way of public disclosure or by placing price ceilings on products. If such legislation is passed, it may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of our HOC1 based solutions or products.

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

Because our revenues from the Latin American assets sold to Invekra on October 27, 2016 represented a significant portion of our reported total consolidated revenues during the fiscal years ended March 31, 2019 and 2018, our business following the sale transaction may be substantially reduced and less diversified.

Our revenues from our Latin American business that we sold to Invekra on October 27, 2016, were $3,376,000 and $3,007,000 for the years ended March 31, 2019 and 2018, respectively. We will continue to supply products at a reduced price from list prices to Invekra pursuant to our contractual obligations for a transition period until, at the latest, October 27, 2020, while Invekra builds its own manufacturing lines. However, we expect that our future revenues from Latin American sales will be substantially reduced which may adversely affect our results of operations and financial condition. We are also entitled to receive a royalty of $2,500,000 to be paid in Mexican currency in quarterly installments over a period of ten years from closing as consideration for the provision of certain services and providing technical assistance, calculated as three per cent on net sales of certain products in Latin America, excluding Mexico. Since the $2,500,000 is to be paid in foreign currency, we may receive more or less than $2,500,000 due to currency fluctuations. During the year ended March 31, 2019, we received royalties of $250,000. We intend to use the proceeds from the sale of the assets to grow our U.S. dermatology business. However, we may encounter unanticipated difficulties or challenges as we continue to develop our U.S. dermatology business and internal sales force. We may not be able to grow our dermatology business fast enough to offset the loss of revenue from Latin American sales, or at all. If we are unable to increase our dermatology revenues or international sales, our results of operations and financial condition may be adversely affected.

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

If we are unable to retain our direct domestic sales force, we may not be able to successfully sell our products in the United States.

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

In addition, we do not know whether the necessary approvals or clearances will be granted or delayed for future products. The FDA could request additional information, changes to product formulation(s) or clinical testing that could adversely affect the time to market and sale of products as drugs. If we do not obtain the requisite regulatory clearances and approvals, we will be unable to commercialize our products and may never recover any of the substantial costs we have invested in the development of HOCl.

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

If our competitors develop products with similar characteristics to HOCl, we may need to modify or alter our business strategy, which may delay the achievement of our goals.

Competitors have and may continue to develop products with similar characteristics to HOCl. Such similar products marketed by larger competitors can hinder our efforts to penetrate the market. As a result, we may be forced to modify or alter our business and regulatory strategy and sales and marketing plans, as a response to changes in the market, competition and technology limitations, among others. Such modifications may pose additional delays in achieving our goals.

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

Although we have a significant number of customers in each of the geographic markets that we operate in, we rely on certain key customers for a significant portion of our revenues. For the year ended March 31, 2019, one customer represented 18%, and one customer represented 10% of net revenues. For the year ended March 31, 2018, one customer represented 22%, one customer represented 19%, one customer represented 13%, and one customer represented 12% of net revenues. In the future, a small number of customers may continue to represent a significant portion of our total revenues in any given period. These customers may not consistently purchase our products at a particular rate over any subsequent period. The loss of any of these customers could adversely affect our revenues.

Negative economic conditions increase the risk that we could suffer unrecoverable losses on our customers’ accounts receivable which would adversely affect our financial results.

We grant credit to our business customers, which are primarily located in Mexico, Europe and the United States. Collateral is generally not required for trade receivables. We maintain allowances for potential credit losses. At March 31, 2019, no customer represented more than 10% of the net accounts receivable balance. At March 31, 2018, one customer represented 36%, and one customer represented 18% of the net accounts receivable balance. While we believe we have a varied customer base and have experienced strong collections in the past, if current economic conditions disproportionately impact any one of our key customers, including reductions in their purchasing commitments to us or their ability to pay their obligations, it could have a material adverse effect on our revenues and liquidity. We have not purchased insurance on our accounts receivable balances.

If we fail to comply with ongoing regulatory requirements, or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market.

Regulatory approvals or clearances that we currently have and that we may receive in the future are subject to limitations on the indicated uses for which the products may be marketed, and any future approvals could contain requirements for potentially costly post-marketing follow-up studies. If the FDA determines that our promotional materials or activities constitute promotion of an unapproved use or we otherwise fail to comply with FDA regulations, we may be subject to regulatory enforcement actions, including warning letters, injunctions, seizures, civil fines or criminal penalties. In addition, the manufacturing, labeling, packaging, adverse event reporting, storing, advertising, promoting, distributing and record-keeping for approved products are subject to extensive regulation. We are subject to continued supervision by European regulatory agencies relating to our CE markings and are required to report any serious adverse incidents to the appropriate authorities. Our manufacturing facilities, processes and specifications are subject to periodic inspection by the FDA, Mexican and other regulatory authorities and, from time to time, we may receive notices of deficiencies from these agencies as a result of such inspections. Our failure to continue to meet regulatory standards or to remedy any deficiencies could result in restrictions being imposed on our products or manufacturing processes, fines, suspension or loss of regulatory approvals or clearances, product recalls, termination of distribution, product seizures or the need to invest substantial resources to comply with various existing and new requirements. In the more egregious cases, criminal sanctions, civil penalties, disgorgement of profits or closure of our manufacturing facilities are possible. The subsequent discovery of previously unknown problems with HOC1, including adverse events of unanticipated severity or frequency, may result in restrictions on the marketing of our products, and could include voluntary or mandatory recall or withdrawal of products from the market.

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

The machines used to manufacture our products are complex, use complicated software and must be monitored by highly trained engineers. Slight deviations anywhere in our manufacturing process, including quality control, labeling and packaging, could lead to a failure to meet the specifications required by the FDA, the Environmental Protection Agency, European notified bodies, Mexican regulatory agencies and other foreign regulatory bodies, which may result in lot failures or product recalls. If we are unable to obtain quality internal and external components, mechanical and electrical parts, if our software contains defects or is corrupted, or if we are unable to attract and retain qualified technicians to manufacture our products, our manufacturing output of HOC1, or any other product candidate based on our platform that we may develop, could fail to meet required standards, our regulatory approvals could be delayed, denied or revoked, and commercialization of one or more of our products may be delayed or foregone. Manufacturing processes that are used to produce the smaller quantities of HOC1-based products needed for clinical tests and current commercial sales may not be successfully scaled up to allow production of significant commercial quantities. Any failure to manufacture our products to required standards on a commercial scale could result in reduced revenues, delays in generating revenue and increased costs.

Our competitive position depends on our ability to protect our intellectual property and our proprietary technologies.

Our ability to compete and to achieve and maintain profitability depends on our ability to protect our intellectual property and proprietary technologies. We currently rely on a combination of patents, patent applications, trademarks, trade secret laws, confidentiality agreements, license agreements and invention assignment agreements to protect our intellectual property rights. We also rely upon unpatented know-how and continuing technological innovation to develop and maintain our competitive position. These measures may not be adequate to safeguard our HOC1 technology. If we do not protect our rights adequately, third parties could use our technology, and our ability to compete in the market would be reduced.

Although we have filed several U.S. and foreign patent applications related to our HOC1-based products, the manufacturing technology for making the products, and their uses, only 15 U.S. patents have been issued from these applications to date.

Our pending patent applications and any patent applications we may file in the future may not result in issued patents, and we do not know whether any of our in-licensed patents or any additional patents that might ultimately be issued by the U.S. Patent and Trademark Office or foreign regulatory body will protect our HOC1 technology. Any claims that are issued may not be sufficiently broad to prevent third parties from producing competing substitutes and may be infringed, designed around, or invalidated by third parties. Even issued patents may later be found to be invalid, or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. For example, our European patent that was initially issued on May 30, 2007 was revoked by the Opposition Division of the European Patent Office in December 2009 following opposition proceedings instituted by a competitor.

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

Some of our distribution agreements contain commitments to indemnify our distributors against liability arising from infringement of third-party intellectual property, such as patents. We may be required to indemnify our customers for claims made against them or to contribute to license fees they are required to pay. If we are forced to indemnify for claims or to pay license fees, our business and financial condition could be substantially harmed.

A significant part of our business is conducted outside of the United States, exposing us to additional risks that may not exist in the United States, which in turn could cause our business and operating results to suffer.

We have material international operations in Mexico and Europe. During the years ended March 31, 2019 and 2018, approximately 49% and 47% of our total product related revenue, respectively, were generated from sales outside of the United States. Our business is highly regulated for the use, marketing and manufacturing of our HOC1-based products both domestically and internationally. Our international operations are subject to risks, including:

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

Our success depends largely on the skills, experience and performance of key members of our executive management team, including Bubba Sandford, our Chief Executive and Interim Chief Financial Officer. The efforts of these people will be critical to us as we continue to develop our products and attempt to commercialize products in the tissue and dermatology markets. If we were to lose one or more of these individuals, we might experience difficulties in competing effectively, developing our technologies and implementing our business strategies.

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

An important element of our business strategy is to enter into collaborative or license arrangements under which we license our HOC1 technology to other parties for development and commercialization. We expect to seek collaborators for our drug candidates and for a number of our potential products because of the expense, effort and expertise required to conduct additional clinical trials and further develop those potential product candidates. Because collaboration arrangements are complex to negotiate, we may not be successful in our attempts to establish these arrangements. If we need third party assistance in identifying and negotiating one or more acceptable arrangements, it might be costly. Also, we may not have products that are desirable to other parties, or we may be unwilling to license a potential product because the party interested in it is a competitor. The terms of any arrangements that we establish may not be favorable to us. Alternatively, potential collaborators may decide against entering into an agreement with us because of our financial, regulatory or intellectual property position or for scientific, commercial or other reasons. If we are unable to establish collaborative agreements, we may not be able to develop and commercialize new products, which would adversely affect our business and our revenues.

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

Supplying the market with our HOC1 technology products requires us to manage relationships with an increasing number of collaborative partners, suppliers and third-party contractors. As a result, our success depends partially on the success of these third parties in performing their responsibilities to comply with FDA rules and regulations. Although we pre-qualify our contractors and we believe that they are fully capable of performing their contractual obligations, we cannot directly control the adequacy and timeliness of the resources and expertise that they apply to these activities. For example, we and our suppliers are required to comply with the FDA’s quality system regulations, which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our products. The FDA enforces the quality system regulation through inspections.

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

Our information technology and infrastructure may be breached or attacked.

In the ordinary course of our business, we collect and store a limited amount of sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers, business partners, and personally identifiable information of our customers and employees, in our data centers and on our networks. The secure processing, maintenance, and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt our operations and the services we provide to customers, and damage our reputation, and cause a loss of confidence in our products and services, which could adversely affect our business, revenues and competitive position.

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

Fluctuations in our operating results may lead to fluctuations, including declines, in our share price. Our operating results and our share price may fluctuate from period to period due to a variety of factors, including:

•	demand by physicians, other medical staff and patients for our HOC1-based products;

•	reimbursement decisions by third-party payors and announcements of those decisions;

•	clinical trial results published by others in our industry and publication of results in peer-reviewed journals or the presentation at medical conferences;

•	the inclusion or exclusion of our HOC1-based products in large clinical trials conducted by others;

•	actual and anticipated fluctuations in our quarterly financial and operating results;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	issues in manufacturing our product candidates or products;

•	new or less expensive products and services or new technology introduced or offered by our competitors or by us;

•	the development and commercialization of product enhancements;

•	changes in the regulatory environment;

•	delays in establishing our sales force or new strategic relationships;

•	costs associated with collaborations and new product candidates;

•	introduction of technological innovations or new commercial products by us or our competitors;

•	litigation or public concern about the safety of our product candidates or products;

•	changes in recommendations of securities analysts or lack of analyst coverage;

•	failure to meet analyst expectations regarding our operating results;

•	additions or departures of key personnel; and

•	general market conditions.

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

Our Restated Certificate of Incorporation, as amended, allows us to issue up to 24,000,000 shares of our common stock and to issue and designate, without stockholder approval, the rights of up to 714,286 shares of preferred stock. In the event we issue additional shares of our capital stock, dilution to our stockholders could result. In addition, if we issue and designate a class of convertible preferred stock, these securities may provide for rights, preferences or privileges senior to those of holders of our common stock. Additionally, if we issue preferred stock, it may convert into common stock at a ratio of 1:1 or greater because our Restated Certificate of Incorporation, as amended, allows us to designate a conversion ratio without limitations.

Shares issuable upon the conversion of warrants or preferred stock or the exercise of outstanding options may substantially increase the number of shares available for sale in the public market and depress the price of our common stock.

As of March 31, 2019, we had outstanding warrants exercisable for an aggregate of 462,000 shares of our common stock at a weighted average exercise price of approximately $10.10 per share. In addition, as of March 31, 2019, options to purchase an aggregate of 165,000 shares of our common stock were outstanding at a weighted average exercise price of approximately $8.09 per share and a weighted average contractual term of 7.48 years. We also had outstanding shares of preferred stock exercisable for an aggregate amount of 17,222 shares of our common stock. In addition, 343,000 shares of our common stock were available on March 31, 2019 for future option grants under our 2011 Stock Incentive Plan and 2016 Equity Incentive Plan. To the extent any of these warrants or options are exercised and any additional options are granted and exercised, there will be further dilution to stockholders and investors. Until the options and warrants expire, these holders will have an opportunity to profit from any increase in the market price of our common stock without assuming the risks of ownership. Holders of options and warrants may convert or exercise these securities at a time when we could obtain additional capital on terms more favorable than those provided by the options or warrants. The exercise of the options and warrants will dilute the voting interest of the owners of presently outstanding shares by adding a substantial number of additional shares of our common stock.

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on The Nasdaq Capital Market under the symbol “SNOA.” Previously, it traded under the symbol “OCLS” until December 6, 2016. Our common stock has been trading since our initial public offering on January 25, 2007. The warrants we issued in connection with our January 2015 offering are traded on The Nasdaq Capital Market under the symbol “SNOAW” since January 21, 2015.

Holders

As of June 28, 2019, we had approximately 303 holders of record of our common stock. Holders of record include nominees who may hold shares on behalf of multiple owners.

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

Recent Sales of Unregistered Securities

We did not issue unregistered securities during the quarter ended March 31, 2019.

Issuer Purchases of Equity Securities

There were no repurchases made by us or on our behalf, or by any “affiliated purchaser,” of shares of our common stock during the quarter ended March 31, 2019.

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

For a Summary of Critical Accounting Policies, please refer to Notes to Consolidated Financial Statements, Note 3.

Results of Operations

Comparison of the Year Ended March 31, 2019 and 2018

Total revenues for the year ended March 31, 2019 of $18,970,000 increased by $2,312,000, or 14%, as compared to $16,658,000 for the year ended March 31, 2018. Product revenues for the year ended March 31, 2019 of $17,881,000 increased by $2,218,000, or 14%, as compared to $15,663,000 for the year ended March 31, 2018. This increase was primarily the result of growth in product revenue of $668,000, or 8%, in the United States, growth in product revenue of $955,000, or 32%, in Latin America, and growth of product revenue of $595,000, or 14%, in Europe and Rest of World.

Product revenues in the United States for the year ended March 31, 2019 of $9,040,000 increased by $668,000, or 8%, as compared to $8,372,000 for the year ended March 31, 2018. This increase was primarily the result of an increase of $631,000, or 74%, in sales of our animal health care products, and an increase of $173,000, or 10%, in sales of our acute care products. Our dermatology sales were flat year over year.

As a result of the asset purchase agreement and arrangement we entered into on October 27, 2016 with Invekra, we will continue to supply Invekra with product at a reduced price until they set up their manufacturing facility. We expect our revenues in Latin America will decrease significantly once Invekra has set up their manufacturing facility. During the year ended March 31, 2019, we reported $3,376,000 of Latin America product revenue related to Invekra as compared to $3,007,000 during the year ended March 31, 2018. Additionally, we reported $586,000 of Latin America product revenue related to dermatology products sold in Brazil exceeding the year one minimum purchase amount of $100,000.

Product revenue in Europe and the Rest of the World for the year ended March 31, 2019 of $4,879,000 increased by $595,000, or 14%, as compared to $4,284,000 for the year ended March 31, 2018. This increase was mostly the result increases in Europe product revenue, offset by decreases in Singapore and the Middle East.

The following table shows our product revenues by geographic region:

	Year Ended March 31,
	2019	2018	$ Change	% Change
United States	$9,040,000	$8,372,000	$668,000	8%
Latin America	3,962,000	3,007,000	955,000	32%
Europe and Rest of the World	4,879,000	4,284,000	595,000	14%
Total	$17,881,000	$15,663,000	$2,218,000	14%

Service revenues for the year ended March 31, 2019 of $1,089,000 increased by $94,000, or 9%, when compared to $995,000 in the prior period. The increase was primarily the result of higher volume of laboratory tests and services in the United States. Additionally, during the year ended March 31, 2019 and 2018, the Company recorded service revenue related to technical services provided to Invekra in the amount of $56,000 and $208,000, respectively.

Gross Profit

For the year ended March 31, 2019, we reported total revenues of $18,970,000 and total cost of revenues of $10,090,000, resulting in total gross profit of $8,880,000 or 47% of total revenues, compared to a gross profit of $7,310,000 or 44% of total revenues, for the same period in the prior year.

For the year ended March 31, 2019, we reported product revenues of $17,881,000 and cost of product revenues of $9,334,000, resulting in product gross profit of $8,547,000, or 48% of product revenues, compared to product gross profit of $6,944,000, or 45% of product revenues, for the same period in the prior year.

For the year ended March 31, 2019, we reported service revenues of $1,089,000 and cost of service revenues of $756,000, resulting in service gross profit of $333,000, or 31% of service revenues, compared to service gross profit of $316,000, or 32% of service revenues, for the same period in the prior year.

Research and Development Expense

Research and development expenses for the year ended March 31, 2019 of $1,518,000 decreased $57,000, or 4% as compared to $1,575,000 for the year ended March 31, 2018. As expected, research and development expenses were relatively consistent in the current period as compared to the same period in the prior year.

Selling, General and Administrative Expense

Selling, general and administrative expenses for the year ended March 31, 2019 of $18,620,000 decreased by $1,304,000, or 7%, when compared to $19,924,000 for the year ended March 31, 2018. The decrease in selling, general and administrative expenses was primarily the result of certain cost savings measures implemented during fiscal year 2019. The decrease was offset in part by severance costs of $881,000 related to a reduction in headcount including the resignations of our former Chief Executive Officer, Chief Financial Officer, and other executive officers as well as a reduction in other selling, general and administrative headcount.

Interest Expense

Interest expense for the year ended March 31, 2019 of $33,000 decreased $7,000, or, 18%, when compared to $40,000 for the year ended March 31, 2018.

Interest Income

Interest income for the year ended March 31, 2019 of $190,000 decreased by $68,000, or 26%, when compared to $258,000 for the year ended March 31, 2018. The decrease is primarily due to interest income reported related to a discount on deferred revenue from our agreement with Invekra.

Other Expense

Other expense for the year ended March 31, 2019 of $239,000 decreased by $68,000 when compared to other expense of $307,000 for the year ended March 31, 2018. The decrease in other expense relates primarily to fluctuations in foreign exchange.

Net Loss

Net Loss for the year ended March 31, 2019 of $11,798,000 decreased $2,530,000, or 18% when compared to net loss of $14,328,000 for the year ended March 31, 2018. The decrease in net loss is primarily due to a decrease in operating loss of $2,931,000 due to an increase in sales and gross profitability of $1,570,000. Additionally, we reported a decrease in operating expenses of $1,361,000 primarily due to certain cost savings measures implemented during fiscal year 2019.

Liquidity and Capital Resources

We reported a net loss of $11,798,000 and $14,328,000 for the year ended March 31, 2019 and 2018, respectively. At March 31, 2019 and March 31, 2018, our accumulated deficit amounted to $169,238,000 and $157,440,000, respectively. At March 31, 2019 and March 31, 2018, our working capital amounted to $8,905,000 and $12,993,000, respectively.

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

Sources of Liquidity

As of March 31, 2019, we had cash and cash equivalents of $3,689,000. Since our inception, substantially all of our operations have been financed through sales of equity securities. Other sources of financing that we have used to date include our revenues, as well as various loans and the sale of certain Latin American assets to Invekra.

Since April 1, 2017, substantially all of our operations have been financed through the following transactions:

•	proceeds of $52,000 received from the exercise of common stock purchase warrants and options;
•	net proceeds of $1,925,000 received from the sale of common stock through our At Market Issuance Sales Agreement dated December 8, 2017;
•	net proceeds of $4,500,000 received from the sale of common stock through a registered direct offering which closed on March 6, 2018; and
•	net proceeds of $4,743,000 received from the sale of common stock and preferred stock units through a public offering which closed on November 21, 2018.

Cash Flows

As of March 31, 2019, we had cash and cash equivalents of $3,689,000, compared to $10,066,000 as of March 31, 2018.

Net cash used in operating activities during the year ended March 31, 2019 was $11,717,000, primarily due to our net loss of $11,798,000 offset by stock related compensation of $1,635,000 in the period. Additionally, we had increases in accounts receivable of $1,944,000 mostly related to increased sales.

Net cash used in operating activities during the year ended March 31, 2018 was $12,439,000, primarily due to our net loss of $14,328,000 offset by stock related compensation of $2,500,000 in the period. Additionally, we had increases in prepaid expenses of $1,065,000 mostly related to taxes in Mexico and prepaid rebate costs.

Net cash used in investing activities was $131,000 for the year ended March 31, 2019, primarily related to the purchase of equipment.

Net cash used in investing activities was $201,000 for the year ended March 31, 2018, primarily related to the purchase of equipment.

Net cash provided by financing activities was $5,492,000 for the year ended March 31, 2019, primarily related to net proceeds from the sale of common and preferred stock of $5,700,000.

Net cash provided by financing activities was $5,240,000 for the year ended March 31, 2018, primarily related to net proceeds from the sale of common stock of $5,468,000, proceeds of $52,000 from the exercise of common stock purchase warrants and options, offset by principal payments on debt and capital leases of $280,000.

Contractual Obligations

As of March 31, 2019, we had contractual obligations as follows (long-term debt and capital lease amounts include principal payments only):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	After 3 Years
Long-term debt	$334,000	$322,000	$12,000	$–
Capital leases	147,000	147,000	–	–
Operating leases	690,000	438,000	252,000	–
Total	$1,171,000	$907,000	$264,000	$–

Operating Capital and Capital Expenditure Requirements

We reported a net loss of $11,798,000 and $14,328,000 for the year ended March 31, 2019 and 2018, respectively. At March 31, 2019 and March 31, 2018, our accumulated deficit amounted to $169,238,000 and $157,440,000, respectively. At March 31, 2019 and March 31, 2018, our working capital amounted to $8,905,000 and $12,993,000, respectively.

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

Consistent with other pharmaceutical companies in the United States, we experience seasonal fluctuations due to patients facing the need to satisfy health insurance deductibles, which are reset at the beginning of each year and adjusting to changing copays.

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

During the year ended March 31, 2019, revenue from sales to our Latin America partner Invekra amounted to approximately 18% of our total revenue. We will continue to supply products to Invekra at a reduced price from list prices, pursuant to our contractual obligations for a transition period until, at the latest, October 27, 2020, while Invekra builds its own manufacturing lines. However, we expect that our future revenues from Latin American sales will be substantially reduced.

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

ITEM 8. Consolidated Financial Statements and Supplementary Data

Sonoma Pharmaceuticals, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Sonoma Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sonoma Pharmaceuticals, Inc. and Subsidiaries (the “Company”) as of March 31, 2019 and 2018, and the related consolidated statements of comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended March 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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
July 1, 2019

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$3,689	$10,066
Accounts receivable, net	3,481	1,537
Inventories	3,409	2,865
Prepaid expenses and other current assets	1,694	1,547
Current portion of deferred consideration, net of discount	223	239
Total current assets	12,496	16,254
Property and equipment, net	727	1,136
Deferred consideration, net of discount, less current portion	1,103	1,322
Other assets	122	494
Total assets	$14,448	$19,206

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,255	$1,272
Accrued expenses and other current liabilities	1,501	1,406
Deferred revenue	47	147
Deferred revenue Invekra	55	59
Current portion of long-term debt	322	230
Current portion of capital leases	141	147
Common stock liability (Note 9)	270	–
Total current liabilities	3,591	3,261
Long-term deferred revenue Invekra	356	443
Long-term debt, less current portion	12	32
Long-term capital leases, less current portion	–	144
Total liabilities	3,959	3,880
Commitments and Contingencies (Note 11)
Stockholders’ Equity
Convertible preferred stock, $0.0001 par value; 714,286 shares authorized at March 31, 2019 and March 31, 2018, respectively, 1.55 shares issued and outstanding at March 31, 2019 and no shares issued and outstanding at March 31, 2018	–	–
Common stock, $0.0001 par value; 24,000,000 and 12,000,000 shares authorized at March 31, 2019 and March 31, 2018, respectively, 1,316,335 and 685,747 shares issued and outstanding at March 31, 2019 and March 31, 2018, respectively (Note 12)	2	1
Additional paid-in capital	184,074	176,740
Accumulated deficit	(169,238)	(157,440)
Accumulated other comprehensive loss	(4,349)	(3,975)
Total stockholders’ equity	10,489	15,326
Total liabilities and stockholders’ equity	$14,448	$19,206

The accompanying footnotes are an integral part of these consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands, except per share amounts)

	Year Ended March 31,
	2019	2018
Revenues
Product	$17,881	$15,663
Service	1,089	995
Total revenues	18,970	16,658
Cost of revenues
Product	9,334	8,669
Service	756	679
Total cost of revenues	10,090	9,348
Gross profit	8,880	7,310
Operating expenses
Research and development	1,518	1,575
Selling, general and administrative	18,620	19,924
Total operating expenses	20,138	21,499
Loss from operations	(11,258)	(14,189)
Interest expense	(33)	(40)
Interest income	190	258
Other expense	(239)	(307)
Loss before income taxes	(11,340)	(14,278)
Income tax expense	(458)	(50)
Net loss	(11,798)	(14,328)
Net loss per share: basic and diluted	$(12.77)	$(28.49)
Weighted-average number of shares used in per common share calculations: basic and diluted	924	503

Other comprehensive loss
Net loss	$(11,798)	$(14,328)
Foreign currency translation adjustments	(374)	203
Comprehensive loss	$(12,172)	$(14,125)

The accompanying footnotes are an integral part of these consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended March 31, 2019 and 2018

(In thousands, except share amounts)

	Series A Preferred Stock ($0.0001 par Value)		Common Stock ($0.0001 par Value)		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance, April 1, 2017	–	$–	476,591	$1	$168,709	$(143,101)	$(4,178)	$21,431
Cumulative adjustment to April 1, 2017 resulting from adoption of ASU No. 2016-09	–	–	–	–	11	(11)	–	–
Issuance of common stock in connection with December 8, 2017 closing of offering, net of commissions, expenses and other offering costs	–	–	25,333	–	968	–	–	968
Issuance of common stock in connection with March 6, 2018 closing of offering, net of commissions, expenses and other offering costs	–	–	158,730	–	4,500	–	–	4,500
Issuance of common stock upon exercise of common stock purchase warrants	–	–	1,027	–	47	–	–	47
Issuance of common stock upon exercise of common stock options	–	–	100	–	5	–	–	5
Issuance of common stock for service fees	–	–	1,768	–	90	–	–	90
Stock based compensation related to issuance of common stock restricted stock grants	–	–	22,198	–	1,179	–	–	1,179
Stock based compensation, net of forfeitures	–	–	–	–	1,231	–		1,231
Foreign currency translation adjustment	–	–	–	–	–	–	203	203
Net loss	–	–	–	–	–	(14,328)	–	(14,328)
Balance March 31, 2018	–	$–	685,747	$1	$176,740	$(157,440)	$(3,975)	$15,326

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)

For the Years Ended March 31, 2019 and 2018

(In thousands, except share amounts)

	Series A Preferred Stock ($0.0001 par Value)		Common Stock ($0.0001 par Value)		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance March 31, 2018	–	$–	685,747	$1	$176,740	$(157,440)	$(3,975)	$15,326
Rounding adjustment related to 1-for-9 common stock split, effected June 19, 2019	–	–	(1,442)	–	–	–	–	–
Issuance of common stock in connection with December 8, 2017 At Market Issuance Sales Agreement, net of commissions, expenses and other offering costs	–	–	29,710	–	957	–	–	957
Issuance of common stock and common stock purchase warrants in connection with December 8, 2017 At Market Issuance Sales Agreement, net of commissions, expenses and other offering costs	–	–	507,156	1	3,881	–	–	3,882
Issuance of Series B convertible preferred stock in connection with November 21, 2018 closing of offering, net of commissions, expenses and other offering costs	9.65	–	–	–	861	–	–	861
Conversion of Series B convertible preferred stock into common stock	(8.10)	–	90,000	–	–	–	–	–
Issuance of common stock for service fees	–	–	2,736	–	59	–	–	59
Stock based compensation related to issuance of common stock restricted stock grants	–	–	2,428	–	117	–	–	117
Stock based compensation, net of forfeitures	–	–	–	–	1,459	–		1,459
Foreign currency translation adjustment	–	–	–	–	–	–	(374)	(374)
Net loss	–	–	–	–	–	(11,798)	–	(11,798)
Balance, March 31, 2019	1.55	$–	1,316,335	$2	$184,074	$(169,238)	$(4,349)	$10,489

The accompanying footnotes are an integral part of these consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(11,798)	$(14,328)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	453	490
Provision for (recovery of) doubtful accounts	(7)	4
Provision for discounts, rebates, distributor fees and returns	(832)	603
Provision for obsolete inventory	77	44
Stock-based compensation	1,635	2,500
Loss on disposal of equipment	21	–
Changes in operating assets and liabilities:
Accounts receivable	(1,164)	11
Inventories	(779)	(583)
Deferred consideration, net of discount	135	222
Prepaid expenses and other current assets	574	(1,065)
Accounts payable	5	9
Accrued expenses and other current liabilities	115	48
Deferred revenue	(152)	(394)
Net cash used in operating activities	(11,717)	(12,439)
Cash flows from investing activities:
Purchases of property and equipment	(100)	(187)
Deposits	(31)	(14)
Net used in investing activities	(131)	(201)
Cash flows from financing activities:
Proceeds from sale of common stock in connection with at market issuances, net of offering costs	957	968
Proceeds from sale of common stock and preferred stock units, net of offering costs	4,743	4,500
Proceeds from exercise of common stock options	–	5
Proceeds from exercise of common stock purchase warrants	–	47
Proceeds from common stock liability	270	–
Principal payments on long-term debt	(154)	(148)
Principal payments on capital leases	(324)	(132)
Net cash provided by financing activities	5,492	5,240
Effect of exchange rate on cash and cash equivalents	(21)	5
Net decrease in cash and cash equivalents	(6,377)	(7,395)
Cash and cash equivalents, beginning of year	10,066	17,461
Cash and cash equivalents, end of year	$3,689	$10,066

Supplemental disclosure of cash flow information:
Cash paid for interest	$33	$40

Non-cash operating and financing activities:
Insurance premiums financed	$396	$241

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

Reverse Stock Split

Effective June 19, 2019 5:00 pm EDT, the Company effected a reverse stock split of its common stock, par value $0.0001 per share. Every nine shares of common stock were reclassified and combined into one share of common stock. No fractional shares were issued as a result of the reverse stock split. Instead, each resulting fractional share of common stock was down to one whole share and each fractional share settled with cash. The reverse stock split reduced the number of shares of the Company’s common stock outstanding from 11,972,328 to 1,328,891. The total number of authorized shares of common stock was not proportionally decreased and the par value per share of the common stock continues to be $0.0001.

All common shares and per share amounts contained in the consolidated financial statements have been retroactively adjusted to reflect a 1-for-9 reverse stock split.

NOTE 2 – Liquidity and Financial Condition

The Company reported a net loss of $11,798,000 for the year ended March 31, 2019. At March 31, 2019 and March 31, 2018, the Company’s accumulated deficit amounted to $169,238,000 and $157,440,000, respectively. The Company had working capital of $8,905,000 and $12,993,000 as of March 31, 2019 and March 31, 2018, respectively.

On November 16, 2018, the Company entered into a placement agency agreement with Dawson James Securities, Inc. with respect to the issuance and sale of units with each unit consisting of one share of common stock, par value $0.0001 per share or, in lieu of common stock, if purchasing common stock would result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% of the outstanding common stock, shares of Series C convertible preferred stock (“Series C”) convertible into shares of common stock, together with warrants to purchase one share of common stock at an exercise price equal to $9.00 per whole share, in a public offering. The public offering price for each unit was $9.00. On November 21, 2018, at closing of the offering, the Company sold 507,156 shares of common stock, 9.65 shares of Series C (convertible into 107,222 shares of common stock) and warrants to purchase up to 307,188 shares of common stock for gross proceeds of $5,530,000 and net proceeds of $4,743,000 after deducting placement agent commissions and other offering expenses.

On December 8, 2017, the Company entered into an At Market Issuance Sales Agreement with B. Riley FBR, Inc. under which the Company may issue and sell shares of common stock having an aggregate offering price of up to $5,000,000 from time to time through B. Riley acting as its sales agent. The Company will pay B. Riley a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through B. Riley as agent. For the period of April 1, 2018 through October 3, 2018, the Company sold 29,710 shares of common stock for gross proceeds of $999,000 and net proceeds of $957,000 after deducting commissions and other offering expenses.

In addition, on October 4, 2018, the Company sold 12,556 shares of common stock, at a price of $21.51 per share, through its At Market Issuance Sales Agreement with B. Riley FBR, Inc. for gross proceeds of $270,000 and net proceeds of $262,000 after deducting commissions and other offering expenses. This sale exceeded the aggregate market value of the Company’s securities sold during the period of twelve calendar months prior to the sale of one-third of the aggregate market value of its common stock held by non-affiliates, and thus, the 12,556 shares of common stock were unregistered. The Company could be liable in the event claims or suits for rescission are brought and successfully concluded for failure to register these securities or for acts or omissions constituting offenses under the Securities Act, the Securities Exchange Act of 1934, or applicable state securities laws. The Company could be liable for damages and penalties assessed by the SEC and state securities regulators.

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

Revenue Recognition

On April 1, 2018, the Company adopted Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers Topic 606” (“Topic 606”) using the modified retrospective method. There was no impact to the Company upon the adoption of Topic 606. Revenue is recognized when the Company transfers promised goods or services to the customer, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. In determining the appropriate amount of revenue to be recognized as the Company fulfills its obligations under the agreement, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.

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

For all of its sales to non-consignment distribution channels, revenue is recognized when control of the product is transferred to the customer (i.e. when its performance obligation is satisfied), which typically occurs when title passes to the customer upon shipment but could occur when the customer receives the product based on the terms of the agreement with the customer.  For product sales to its value-added resellers, non-stocking distributors and end-user customers, the Company grants return privileges to its customers, and because the Company has a long history with its customers, the Company is able to estimate the amount of product that will be returned.  Sales incentives and other programs that the Company may make available to these customers are considered to be a form of variable consideration, and the Company maintains estimated accruals and allowances using the expected value method.

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

Disaggregation of Revenue

The following table presents the Company’s disaggregated revenues by revenue source:

	Year Ended March 31,
	2019	2018
Product
Human Skin Care	$15,912,000	$14,277,000
Animal Skin Care	1,969,000	1,386,000
	17,881,000	15,663,000
Service	1,089,000	995,000
Total	$18,970,000	$16,658,000

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

The Company grants credit to its business customers, which are primarily located in Mexico, Europe and the United States. Collateral is generally not required for trade receivables. The Company maintains allowances for potential credit losses. At March 31, 2019, no customer represented more than 10% of the net accounts receivable balance. For the year ended March 31, 2019, one customer represented 18%, and one customer represented 10% of net revenues. At March 31, 2018, one customer represented 36%, and one customer represented 18% of the net accounts receivable balance. For the year ended March 31, 2018, one customer represented 22%, one customer represented 19%, one customer represented 13%, and one customer represented 12% of net revenues.

Accounts Receivable

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts, and sales returns. Estimates for cash discounts and sales returns are based on analysis of contractual terms and historical trends.

The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Other factors that the Company considers include its existing contractual obligations, historical payment patterns of its customers and individual customer circumstances, an analysis of days sales outstanding by customer and geographic region, and a review of the local economic environment and its potential impact on government funding and reimbursement practices. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts represents probable credit losses at March 31, 2019 and 2018 in the amounts of $24,000 and $17,000, respectively. Additionally, at March 31, 2019 and 2018, the Company has allowances of $443,000 and $1,275,000, respectively, related to potential discounts, returns, distributor fees and rebates. The allowances are included in Accounts Receivable, net in the accompanying consolidated balance sheets.

Inventories

Inventories are stated at the lower of cost, cost being determined on a standard cost basis (which approximates actual cost on a first-in, first-out basis), or net realizable value.

Due to changing market conditions, estimated future requirements, age of the inventories on hand and production of new products, the Company regularly reviews inventory quantities on hand and records a provision to write down excess and obsolete inventory to its estimated net realizable value. The Company recorded a provision to reduce the carrying amounts of inventories to their net realizable value in the amounts of $184,000 and $111,000 at March 31, 2019 and 2018, respectively, which is included in cost of product revenues on the Company’s accompanying consolidated statements of comprehensive (loss) income.

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

As of March 31, 2019 and 2018, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

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

During the years ended March 31, 2019 and 2018, the Company had noted no indicators of impairment.

Research and Development

Research and development expenses are charged to operations as incurred and consists primarily of personnel expenses, clinical and regulatory services and supplies. For the years ended March 31, 2019 and 2018, research and development expense amounted to $1,518,000 and $1,575,000, respectively.

Advertising Costs

Advertising costs are charged to operations as incurred. Advertising costs amounted to $157,000 and $177,000, for the years ended March 31, 2019 and 2018, respectively. Advertising costs are included in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive (loss) income.

Shipping and Handling Costs

The Company classifies amounts billed to customers related to shipping and handling in sale transactions as product revenues. The corresponding shipping and handling costs incurred are recorded in cost of product revenues. For the years ended March 31, 2019 and 2018, the Company recorded revenue related to shipping and handling costs of $55,000 and $46,000, respectively. These amounts are included in product revenues in the accompanying consolidated statements of comprehensive (loss) income.

Foreign Currency Reporting

The Company’s subsidiary, OTM, uses the local currency (Mexican Pesos) as its functional currency and its subsidiary, SP Europe, uses the local currency (Euro) as its functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date, and revenue and expense accounts are translated at average exchange rates during the period. Resulting translation adjustments amounted to $374,000 and $203,000 for the years ended March 31, 2019 and 2018, respectively. These amounts were recorded in other comprehensive loss in the accompanying consolidated statements of comprehensive loss for the years ended March 31, 2019 and 2018.

Foreign currency transaction gains (losses) relate primarily to trade payables and receivables and intercompany transactions between subsidiaries OTM and SP Europe. These transactions are expected to be settled in the foreseeable future. The Company recorded foreign currency transaction losses of $162,000, and foreign currency transaction losses of $208,000, for the years ended March 31, 2019 and 2018, respectively. The related amounts were recorded in other expense in the accompanying consolidated statements of comprehensive (loss) income.

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

Comprehensive Loss

Other comprehensive loss includes all changes in stockholders’ equity during a period from non-owner sources and is reported in the consolidated statement of changes in stockholders’ equity. To date, other comprehensive loss consists of changes in accumulated foreign currency translation adjustments. Accumulated other comprehensive losses at March 31, 2019 and 2018 were $4,349,000 and $3,975,000, respectively.

Net Loss per Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic loss per share for the years ended March 31, 2019 and 2018 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	March 31,
	2019	2018
Common stock to be issued upon vesting of restricted stock units	4,000	4,000
Common stock to be issued upon exercise of options	165,000	155,000
Common stock to be issued upon exercise of warrants	446,000	153,000
Common stock to be issued upon conversion of Series C	17,000	–
Common stock to be issued upon exercise of common stock units (1)	46,000	–
	678,000	312,000

(1)	Consists of 30,668 restricted stock units and warrants to purchase 15,332 shares of common stock

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

Recent Accounting Standards

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842), which will require lessees to recognize a right of use asset and lease liability on the balance sheet for leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The amendment will be effective for annual and interim periods beginning after December 15, 2018, including interim periods within those fiscal years. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases - Targeted Improvements. ASU No. 2018-10 provides certain amendments that affect narrow aspects of the guidance issued in ASU No. 2016-02. ASU No. 2018-11 allows entities the option to prospectively apply the new lease standard at the adoption date instead of recording the cumulative impact of all comparative reporting periods presented within retained earnings. Upon adoption of Topic 842, the Company expects recognition of additional assets and corresponding liabilities pertaining to its operating leases on tis consolidated balance sheets. The Company does not expect the adoption of the new standard to have a significant impact on its consolidated statements of operations and cash flows.

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

NOTE 4 – Accounts Receivable

Accounts receivable, net consists of the following:

	March 31,
	2019	2018
Accounts receivable	$3,948,000	$2,829,000
Less: allowance for doubtful accounts	(24,000)	(17,000)
Less: discounts, rebates, distributor fees and returns	(443,000)	(1,275,000)
	$3,481,000	$1,537,000

NOTE 5 – Inventories

Inventories consist of the following:

	March 31,
	2019	2018
Raw materials	$1,766,000	$1,619,000
Finished goods	1,643,000	1,246,000
	$3,409,000	$2,865,000

NOTE 6 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31,
	2019	2018
Prepaid insurance	$354,000	$440,000
Prepaid rebates	78,000	270,000
Tax prepaid to Mexican tax authorities	963,000	215,000
Other prepaid expenses and other current assets	299,000	622,000
	$1,694,000	$1,547,000

The long-term portion of the prepayment to the Mexican tax authorities amounted to $399,000 and is recorded in other assets in the accompanying March 31, 2019 balance sheet.

NOTE 7 – Property and Equipment

Property and equipment consists of the following:

	March 31,
	2019	2018
Manufacturing, lab, and other equipment	$3,575,000	$3,653,000
Office equipment	380,000	361,000
Furniture and fixtures	110,000	100,000
Leasehold improvements	576,000	592,000
	4,641,000	4,706,000
Less: accumulated depreciation and amortization	(3,914,000)	(3,570,000)
	$727,000	$1,136,000

Depreciation and amortization expense amounted to $453,000 and $490,000 for the years ended March 31, 2019 and 2018, respectively.

During the year ended March 31, 2019, the Company did not incur a loss or gain on the disposal of property and equipment. During the year ended March 31, 2018, the Company realized a loss of $10,000 on the disposal of property and equipment. This amount was recorded within operating expenses in the accompanying consolidated statements of comprehensive loss.

NOTE 8 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31,
	2019	2018
Salaries and related costs	$957,000	$817,000
Professional fees	279,000	206,000
Other	265,000	383,000
	$1,501,000	$1,406,000

NOTE 9 – Common Stock Liability

On October 4, 2018, the Company sold 12,556 shares of common stock, at a price of $21.51 per share, through its At Market Issuance Sales Agreement with B. Riley FBR, Inc. for gross proceeds of $270,000 and net proceeds of $262,000 after deducting commissions and other offering expenses. This sale exceeded the aggregate market value of the Company’s securities sold during the period of twelve calendar months prior to the sale of one-third of the aggregate market value of its common stock held by non-affiliates, and thus, the 12,556 shares of common stock were unregistered. The Company could be liable in the event claims or suits for rescission are brought and successfully concluded for failure to register these securities or for acts or omissions constituting offenses under the Securities Act, the Securities Exchange Act of 1934, or applicable state securities laws. The Company could be liable for damages and penalties assessed by the SEC and state securities regulators. Accordingly, at March 31, 2019, the Company recorded a $270,000 liability in the accompanying consolidated balance sheet.

NOTE 10 – Long-Term Debt

Financing of Insurance Premiums

On February 1, 2018, the Company entered into a note agreement for $241,000 with an interest rate of 5.81% per annum with final payment on December 1, 2018. This instrument was issued in connection with financing insurance premiums. The note was payable in monthly installments of $25,000. During the year ended March 31, 2019, the Company made principal and interest payments in the amounts of $218,000 and $3,000, respectively. There is no outstanding balance on this note as of March 31, 2019.

On May 1, 2018, the Company entered into a note agreement for $48,000 with an interest rate of 9.3% per annum with final payment on December 1, 2018. This instrument was issued in connection with financing insurance premiums. The note was payable in monthly installments of $6,000. During the year ended March 31, 2019, the Company made principal and interest payments in the amounts of $47,000 and $1,000, respectively. There is no outstanding balance on this note as of March 31, 2019.

On February 1, 2019, the Company entered into a note agreement for $349,000 with an interest rate of 6.06% per annum with final payment on December 1, 2019. This instrument was issued in connection with financing insurance premiums. The note is payable in monthly installments of $36,000. During the year ended March 31, 2019, the Company made principal and interest payments in the amounts of $34,000 and $2,000, respectively. The remaining balance of this note amounted to $315,000 at March 31, 2019, all of which is included in the current portion of long-term debt in the accompanying consolidated balance sheet.

Financing of Automobiles

On August 10, 2016, the Company entered into a note agreement for $26,000 with an interest rate of 2.49% per year, and a monthly payment of $432. This instrument was issued in connection with the financing of an automobile. During the year ended March 31, 2018, the Company made principal and interest payments related to this note in the amounts of $4,000 and $350, respectively. During the year ended March 31, 2019, the Company made principal and interest payments related to this note in the amounts of $17,000 and $200, respectively. During the year ended March 31, 2019, the note was repaid in full and no balance remained at March 31, 2019.

On September 27, 2016, the Company entered into a note agreement for $38,000 with an interest rate of 0%, and monthly payment of $630. This instrument was issued in connection with the financing of an automobile. During the year ended March 31, 2018, the Company made principal payments related to this note in the amount of $8,000. During the year ended March 31, 2019, the Company made principal payments related to this note in the amount of $8,000. The remaining balance of this note amounted to $19,000 at March 31, 2019, of which $7,000 is included in the current portion of long-term debt in the accompanying consolidated balance sheet.

Principal note payments due in years subsequent to March 31, 2019 are as follows:

For Years Ending March 31,
2020	$322,000
2021	8,000
2022	4,000
Total minimum payments	$334,000
Less: current portion	(322,000)
Long-term portion	$12,000

NOTE 11 – Capital Leases

During March 2017, the Company entered into a fleet capital lease. The Company at various times from March 2017 to March 31, 2019 leased automobiles through the lease agreement. The aggregate cost of the assets financed is $422,000 and for the year ended March 31, 2019 the Company recorded depreciation expense of $154,000. The present value of the minimum lease payments was calculated using discount rates of ranging from 9.7% to 10.9%. During the year ended March 31, 2019, the Company made principal and interest payments related to capital leases in the amounts of $154,000 and $27,000, respectively. The remaining principal balance on these obligations amounted to $141,000 at March 31, 2019, all of which is included in the current portion of capital lease obligations in the accompanying consolidated balance sheet.

The Company recorded interest expense in connection with these lease agreements in the amount of $27,000 for the year ended March 31, 2019.

Minimum capital lease payments due in years subsequent to March 31, 2019 are as follows:

For Years Ending March 31,
Total minimum lease payments in 2020	$147,000
Less: amounts representing interest	(6,000)
Present value of minimum lease payments	141,000
Less: current portion	(141,000)
Long-term portion	$–

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

On May 12, 2016, the Company entered into a property lease agreement, on its Woodstock, Georgia sales office space. The initial term of the agreement was from June 1, 2016 expiring on May 31, 2018, with an option to extend for a one-year period. On May 1, 2018, the Company amended the lease term to run from June 1, 2018 to August 31, 2018. The payment is $1,300 per month. The lease was extended for two months and terminated on October 30, 2018.

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

On October 1, 2018, the Company entered into a property lease agreement, on its Woodstock, Georgia sales office space. The initial term of the agreement was from October 1, 2018 expiring on November 30, 2023. The payment is $5,672 per month.

Minimum lease payments for non-cancelable operating leases are as follows:

For Years Ending March 31,
2019	$438,000
2020	245,000
2021	7,000
Total minimum lease payments	$690,000

Rental expense amounted to $556,000 and $507,000 for the years ended March 31, 2019 and 2018, respectively.

Legal Matters

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

Employment Matters

Potential Severance Payments

As of March 31, 2019, the Company had employment agreements in place with three of its key executives. Two of the agreements provide, among other things, for the payment of up to twelve months of severance compensation for terminations under certain circumstances. At March 31, 2019, potential severance payments to key executives would be $454,000, if triggered.

Appointment of Chief Executive Officer and Interim Financial Officer

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

In addition, pursuant to the agreement, Mr. Sandford was granted 50,000 stock options to purchase the Company’s common stock, of which 44,445 stock options were treated as an inducement grant and 5,555 stock options were from the Company’s equity incentive plan. The Company granted the options on January 10, 2019 with an exercise price of $6.453 per share, and will become 100% exercisable nine months after date of grant and have a maximum term of ten years. Upon termination, the options are exercisable for up to twelve months from the termination date and in no event later than ten years from the grant date.

The Resignation of Chief Executive Officer, President and Director and Chief Financial Officer and Secretary

On December 12, 2018, Jim Schutz and Robert Miller resigned from their positions as the Company’s Chief Executive Officer and President and Chief Financial Officer and Secretary, respectively. On the same date, Mr. Schutz also resigned from the Board.

In connection with Mr. Schutz’s resignation, the Company entered into a separation and mutual release agreement with Mr. Schutz on December 13, 2018, in which the Company agreed to pay him severance, consisting of $250,000, paid in two equal installments with the first half paid on December 14, 2018 and the second half paid on the next payroll after three months, $38,461 to compensate him for his unused paid time off, and continuation of dental, vision and health insurance until December 31, 2018. Mr. Schutz’s outstanding equity awards were accelerated to December 12, 2018 and remained exercisable until January 14, 2019. Mr. Schutz also agreed to aid with the transition for 30 calendar days. The options expired unexercised on January 14, 2019.

In connection with Mr. Miller’s resignation, the Company entered into a separation and mutual release agreement with Mr. Miller on December 13, 2018, in which the Company agreed to pay him severance, consisting of $225,000, paid in two equal installments with the first half paid on December 14, 2018 and the second half paid on the next payroll after three months, $38,461 to compensate him for his unused paid time off, and continuation of dental, vision and health insurance until December 31, 2018. Mr. Miller’s outstanding equity awards were accelerated to December 12, 2018 and remained exercisable until January 14, 2019. The options expired unexercised on January 14, 2019.

Release of Chief Operating Officer

On March 5, 2019, Marc Umscheid was released from his position as the Company’s Chief Operating Officer.

In connection with Mr. Umscheid’s release, the Company entered into a separation and mutual release agreement with Mr. Umscheid, in which the Company agreed to pay him severance, consisting of $250,000, to be paid on April 4, 2019, $14,373 to compensate him for his unused paid time off, and continuation of dental, vision and health insurance to be paid over twelve months. Mr. Umscheid has since declined the continued dental, vision and health insurance coverage. Additionally, Mr. Umscheid’s outstanding equity awards were accelerated to March 5, 2019 and will remain exercisable through the contractual term.

Other Matters

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

The Company effected a 1-for-9 reverse stock split of its outstanding common stock effective June 19, 2019, 5:00 pm EDT in order to regain compliance with the Rule. As of June 27, 2019, Nasdaq has not made a final determination or informed the Company whether it meets the requirements under the Rule.

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

NOTE 13 – Stockholders’ Equity

Authorized Capital

Effective September 13, 2018, the Company filed a certificate of amendment to its Restated Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware in order to effect an increase of the total number of shares of common stock, $0.0001 par value per share, authorized for issuance from 12,000,000 to a total of 24,000,000. Additionally, the Company is authorized to issue 714,286 shares of convertible preferred stock with a par value of $0.0001 per share.

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

Sale of Common and Series C Preferred Stock Units

On November 16, 2018, the Company entered into a placement agency agreement with Dawson James Securities, Inc. with respect to the issuance and sale of units, each unit consisting of one share of common stock, par value $0.0001 per share or, in lieu of common stock, if purchasing common stock would result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% of the outstanding common stock, shares of Series C convertible into shares of common stock, together with warrants to purchase one share of common stock at an exercise price equal to $9.00 per whole share, in a public offering. The public offering price for each unit was $9.00. The warrants offered in the public offering are Series C warrants and will terminate on the fifth anniversary of the date of issuance. Each full warrant will entitle the holder to purchase one share of common stock at an initial exercise price of $9.00 per share.

The closing of the offering occurred on November 21, 2018 and at such closing the Company sold 507,156 shares of common stock, 9.65 shares of Series C (convertible into 107,222 shares of common stock) and warrants to purchase up to 307,188 shares of common stock for gross proceeds of $5,530,000. The net proceeds to the Company from the sale of the shares of common stock, or preferred stock, and the warrants was $4,743,000, after deducting placement agent commissions and other estimated offering expenses payable by the Company.

Pursuant to the placement agency agreement, the Company agreed to pay Dawson James Securities, Inc. a cash fee equal to 8% of the aggregate gross proceeds raised in this offering. The Company also agreed to pay fees and expenses of the placement agent, not to exceed $167,500, and to issue to Dawson James Securities, Inc., on the closing date, a unit purchase option for the purchase of up to 276,470 units to purchase up to 46,000 shares of common stock, equal to 5% of the aggregate number of units sold in the public offering, with an exercise price of $11.25, or 125% of the price per unit. The Benchmark Company, LLC provided certain financial advisory services. As compensation for services provided, the Company made a cash payment of $74,000 and on November 16, 2018 issued common stock purchase warrants to purchase up to 7,639 shares of common stock. The common stock purchase warrants have an exercise price of $9.00 per share, become exercisable on the 180th day after the date of issuance and expire on November 16, 2023.

During the year ended March 31, 2019, investors who participated in the transaction converted 8.10 shares of Series C into 90,000 shares of common stock.

At-the-Market Offering

On December 8, 2017, the Company entered into an At Market Issuance Sales Agreement, with B. Riley FBR, Inc. (“B. Riley”) under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $5,000,000 from time to time through B. Riley acting as its sales agent. The Company will pay B. Riley a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through B. Riley as agent. For the year ended March 31, 2019, the Company sold 29,710 shares of common stock for gross proceeds of $999,000 and net proceeds of $957,000 after deducting commissions and other offering expenses. For the year ended March 31, 2018, the Company sold 25,333 shares of common stock for gross proceeds of $1,034,000 and net proceeds of $968,000 after deducting commissions and other offering expenses.

Registered Direct Offering

On March 2, 2018, the Company entered into a placement agency agreement with Dawson James Securities, Inc. Dawson James Securities, Inc. acted as the lead placement agent and The Benchmark Company, LLC acted as a co-placement agent in the public offering. On March 6, 2018, the Company sold 158,730 shares of its common stock at a public offering price of $31.50 per share, for gross proceeds of $5,000,000 and net proceeds of $4,500,000 after deducting commissions and other offering expenses. Additionally, pursuant to the placement agency agreement, the Company agreed to pay the placement agents a cash fee equal to 8% of the aggregate gross proceeds raised in the public offering, excluding any proceeds from the sale of shares to Montreux Equity Partners. The Company also issued the placement agents warrants to purchase up to 4,762 shares of its common stock. The placement agent warrants will be exercisable beginning on August 28, 2018 and ending on March 1, 2023 and have an exercise price of $39.38 per share. The Company also agreed to pay certain expenses of the placement agents, including legal and diligence fees, in any case not to exceed $65,000.

Common Stock Issued to Services Providers

During the year ended March 31, 2018, the Company entered into an agreement with Actual, Inc., a firm that provides marketing and branding consulting services. On July 27, 2017, the Company issued 285 shares of restricted common stock valued at $60.66 per share and on August 22, 2017, the Company issued 343 shares of restricted common stock valued at $49.77 per share. The aggregate fair market value of the common stock issued in July 2017 and August 2017 was $35,000. On December 1, 2017, the Company issued 609 shares of restricted common stock valued at $45.18 per share. On January 2, 2018, the Company issued 526 shares of restricted common stock valued at $52.29 per share. On July 12, 2018, the Company issued 1,971 shares of restricted common stock valued at $22.32 per share. The Company has determined that the fair value of the common stock was more readily determinable than the fair value of the services rendered. Accordingly, during year ended March 31, 2019 and 2018, the Company recorded $44,000 and $90,000 of expense related to common stock issued. The expense was recorded as selling, general and administrative expense in the accompanying consolidated statement of comprehensive loss for year ended March 31, 2019 and 2018, respectively.

During the year ended March 31, 2018, the Company entered into an agreement with Benchmark Securities., a firm that provides financial consulting services. On July 31, 2018, the Company issued 765 shares of restricted common stock valued at $19.62 per share. The Company has determined that the fair value of the common stock was more readily determinable than the fair value of the services rendered. Accordingly, during year ended March 31, 2019, the Company recorded $15,000 of expense related to common stock issued. The expense was recorded as selling, general and administrative expense in the accompanying consolidated statement of comprehensive loss for year ended March 31, 2019.

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

During the year ended March 31, 2017, the 2006 Plan expired. No additional equity will be granted from the 2006 Plan. All outstanding options will remain outstanding until exercised, forfeited or expired.

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

The board has initially authorized 9,508 of the Company’s common stock for issuance under the 2011 Plan, in addition to automatic increases provided for in the 2011 Plan through April 1, 2021. The number of shares of the Company’s common stock reserved for issuance under the 2011 Plan will automatically increase, with no further action by the stockholders, at the beginning of each fiscal year by an amount equal to the lesser of (i) 15% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding year, or (ii) an amount approved by the Company’s board of directors.

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

Shares subject to awards that expire unexercised or are forfeited or terminated for any other reason will again become available for issuance under the 2011 Plan. No participant in the 2011 Plan can receive option grants, stock appreciation rights, restricted shares, or stock units for more than 2,381 shares in the aggregate in any calendar year. As provided under the 2011 Plan, the aggregate number of shares authorized for issuance as awards under the 2011 Plan automatically increases on April 1 of each year by in an amount equal to the lesser of (i) 15% of the outstanding shares on the last day of the immediately preceding year, or (ii) an amount determined by the board. During the year ended March 31, 2018, the board of directors approved an increase of 69,945 shares authorized for issuance. During the year ended March 31, 2019, the board of directors approved an increase of 102,863 shares authorized for issuance.

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

Shares subject to awards that expire unexercised or are forfeited or terminated for any other reason will again become available for issuance under the 2016 Plan. No participant in the 2016 Plan can receive more than 11,112 option grants, or other awards with respect to more than 13,334 shares in the aggregate in any calendar year.

The board has authorized 44,445 of the Company’s common stock for issuance under the 2016 Plan, in addition to automatic increases provided for in the 2016 Plan through April 1, 2026. The number of shares of the Company’s common stock reserved for issuance under the 2016 Plan will automatically increase, with no further action by the stockholders, at the beginning of each fiscal year by an amount equal to the lesser of (i) 8% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding year, or (ii) an amount determined by the Company’s board of directors. During the year ended March 31, 2018, the board of directors approved an increase of 38,127 shares authorized for issuance. During the year ended March 31, 2019, the board of directors approved an increase of 4,860 shares authorized for issuance.

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

The Company estimated the fair value of employee and non-employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service periods of the respective awards. The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Year Ended March 31,
	2019	2018
Fair value of the Company’s common stock on date of grant	$10.71	$61.02
Expected term	5.38 yrs	6.42 yrs
Risk-free interest rate	2.61%	2.04%
Dividend yield	0.00%	0.00%
Volatility	121.5%	120.8%
Fair value of options granted	$9.00	$53.73

Share-based awards compensation expense is as follows:

	Year Ended March 31,
	2019	2018
Cost of revenues	$90,000	$169,000
Research and development	107,000	159,000
Selling, general and administrative	1,379,000	2,082,000
Total stock-based compensation	$1,576,000	$2,410,000

At March 31, 2019, there were unrecognized compensation costs of $826,000 related to stock options which is expected to be recognized over a weighted-average amortization period of 1.01 years.

At March 31, 2019, there were unrecognized compensation costs of $55,000 related to restricted stock which is expected to be recognized over a weighted-average amortization period of 1.50 years.

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options.

Stock-Based Award Activity

Stock-based awards outstanding at March 31, 2019 under the various plans are as follows:

		Unvested
Plan	Stock Options	Restricted Stock	Total
2006 Plan	10,000	–	10,000
2011 Plan	92,000	1,000	93,000
2016 Plan	19,000	3,000	22,000
Granted outside shareholder approved plans	44,000	–	44,000
	165,000	4,000	169,000
Stock-based awards available for grant as of March 31, 2019			343,000

Stock options award activity is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at April 1, 2018	155,000	$114.30
Options granted	73,000	10.71
Options exercised	–	–
Options forfeited	(7,000)	60.48
Options expired	(56,000)	108.00
Outstanding at March 31, 2019	165,000	$72.81	7.48	$107,000
Exercisable at March 31, 2019	80,000	$124.02	5.68	$–

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock, or $8.46 per share at March 31, 2019.

Restricted stock award activity is as follows:

	Number of Shares	Weighted Average Award Date Fair Value per Share
Unvested restricted stock awards outstanding at April 1, 2018	4,000	$58.14
Restricted stock awards granted	2,000	17.10
Restricted stock awards vested	(2,000)	53.46
Restricted stock awards forfeited	–	62.73
Unvested restricted stock awards outstanding at March 31, 2019	4,000	$27.99

The Company did not capitalize any cost associated with stock-based compensation.

The Company issues new shares of common stock upon exercise of stock options or release of restricted stock awards.

NOTE 15 – Income Taxes

The Company has the following net deferred tax assets:

	March 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$28,118,000	$25,487,000
Research and development tax credit carryforwards	1,850,000	1,789,000
Stock-based compensation	3,795,000	3,697,000
Allowances and accruals	1,142,000	1,118,000
Other deferred tax assets	252,000	284,000
State income taxes	1,000	1,000
Basis difference in assets	14,000	(3,000)
Total deferred tax assets	$35,172,000	$32,373,000

Deferred tax assets	35,172,000	32,373,000
Valuation allowance	(35,172,000)	(32,373,000)
Deferred tax assets	$–	$–

The income tax provision (benefit) is based on the following loss before income taxes, which are from domestic sources and foreign loss before income taxes:

	Year Ended March 31,
	2019	2018
Domestic	$10,088,000	$12,607,000
Foreign	1,252,000	1,671,000
	$11,340,000	$14,278,000

The Company’s income tax expense/(benefits) consist of the following:

	Year Ended March 31,
	2019	2018
Current:
State	$2,000	$37,000
Foreign	456,000	13,000
	458,000	50,000
Deferred:
Federal	–	–
State	–	–
Foreign	–	–
	$458,000	$50,000

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for continuing operations is as follows:

	Year Ended March 31,
	2019		2018
Expected federal statutory rate	21.0%		30.8%
State income taxes, net of federal benefit	4.5%		0.5%
Research and development credit	0.6%		0.3%
Foreign earnings taxed at different rates	1.3%		(0.3%	)
Effect of state net operating loss expiration	(3.0%	)	(0.9%	)
Effect of permanent differences	(4.3%	)	(4.2%	)
Effect of other foreign permanent differences	(4.0%	)	–
True-up of state deferred assets	1.5%		7.7%
Tax cuts and Jobs Act impact	–		(103.7%	)
	17.6%		(69.8%	)
Change in valuation allowance	21.6%		68.5%
Totals	(4.0%	)	(1.3%	)

As of March 31, 2019, the Company had net operating loss carryforwards for Federal, California and Foreign income tax purposes of approximately $107,000,000, $40,500,000 and $3,200,000, respectively. Of the Federal net operating loss carryforwards at March 31, 2018, $100,000,000 begin to expire in 2024 and $7,000,000 will carryforward indefinitely, subject to an annual limitation of 80% of taxable income. The California net operating loss carryforwards and foreign net operating loss carryforwards, begin to expire in 2029 and 2028, respectively, As of March 31, 2019, the Company had Federal and California research credit carryforward of approximately $1,000,000 and $790,000, respectively. The Federal research credits will begin to expire in 2024 while the California research credits have no expiration date. In addition, the Company has foreign tax credit of $50,000, which begin to expire in the fiscal year ending March 31, 2023 if not utilized.

The Company has completed a study to assess whether a change in control has occurred or whether there have been multiple changes of control since the Company’s formation through March 31, 2019. The Company determined, based on the results of the study, no change in control occurred for purposes of Internal Revenue Code section 382. The Company, after considering all available evidence, fully reserved for these and its other deferred tax assets since it is more likely than not such benefits will not be realized in future periods. The Company has incurred losses for both financial reporting and income tax purposes for the year ended March 31, 2019. Accordingly, the Company is continuing to fully reserve for its deferred tax assets. The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the Company’s deferred income tax assets satisfy the realization standards, the valuation allowance will be reduced accordingly.

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

The Company has identified its federal tax return and its state tax return in California as major tax jurisdictions. The Company also filed tax returns in foreign jurisdictions, principally Mexico and the Netherlands. The Company’s evaluation of uncertain tax matters was performed for tax years ended through March 31, 2019. Generally, the Company is subject to audit for the years ended March 31, 2018, 2017 and 2016 and may be subject to audit for amounts relating to net operating loss carryforwards generated in periods prior to March 31, 2018.The Company has elected to retain its existing accounting policy with respect to the treatment of interest and penalties attributable to income taxes, and continues to reflect interest and penalties attributable to income taxes, to the extent they arise, as a component of its income tax provision or benefit as well as its outstanding income tax assets and liabilities. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments, other than those identified above that would result in a material change to its financial position.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act reduced the federal corporate income tax rate from 35% to 21% effective January 1, 2018, which the Company expects will positively impact its future effective tax rate and after-tax earnings in the United States. The Company recognized a one time decrease related to its federal deferred tax assets and deferred tax liabilities, before the valuation allowance at March 31, 2018. As the change in the valuation allowance completely offset the change in deferred taxes, therefore there was no impact on the consolidated financial statements at March 31, 3018 related to the rate change.

In accordance with SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, the Company made a reasonable estimate of the Tax Act’s impact and provisionally recorded this estimate in our 2017 results. As of March, 31 2019, the Company completed our accounting for the impacts of the Tax Act, resulting in no material changes to previously recorded provisional amounts.

The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized tax benefits will increase or decrease within 12 months of March 31, 2019. The unrecognized tax benefits may increase or change during the next year for items that arise in the ordinary course of business.

NOTE 16 – Employee Benefit Plan

The Company has a program to contribute and administer a qualified 401(k) plan. Under the 401(k) plan, the Company matches employee contributions to the plan up to 4% of the employee’s salary. Company contributions to the plan amounted to an aggregate of $275,000 and $281,000 for the years ended March 31, 2019 and 2018, respectively.

NOTE 17– Geographic Information

The Company generates product revenues from products which are sold into the human and animal healthcare markets, and the Company generates service revenues from laboratory testing services which are provided to medical device manufacturers.

The following table shows the Company’s product revenues by geographic region:

	Year Ended March 31,
	2019	2018
United States	$9,040,000	$8,372,000
Latin America	3,962,000	3,007,000
Europe and Rest of the World	4,879,000	4,284,000
Total	$17,881,000	$15,663,000

The Company’s service revenues amounted to $1,089,000 and $995,000 for the years ended March 31, 2019 and 2018, respectively.

NOTE 18 – Subsequent Events

Sale of Certain Animal Health Product Rights

On May 20, 2019, the Company closed on an asset purchase agreement for the sale of certain animal health product rights and assets for the Asian and European markets to Petagon, Limited, an international importer and distributor of quality pet food and products. The purchase price for the assets is $2,700,000. The Company agreed that it will continue to supply products to Petagon for five years at certain agreed upon transfer prices. The sale involves certain Asian patents and trademarks and the exclusive right to distribute animal health care products in Asia and Europe.

Reverse Stock Split

Effective June 19, 2019 5:00 pm EDT, the Company effected a reverse stock split of its common stock, par value $0.0001 per share. Every nine shares of common stock were reclassified and combined into one share of common stock. No fractional shares were issued as a result of the reverse stock split. Instead, each resulting fractional share of common stock was down to one whole share and each fractional share settled with cash. The reverse stock split reduced the number of shares of the Company’s common stock outstanding from 11,972,328 to 1,328,891. The total number of authorized shares of common stock was not proportionally decreased and the par value per share of the common stock continues to be $0.0001.

All common shares and per share amounts contained in the consolidated financial statements have been retroactively adjusted to reflect a 1 for 9 reverse stock split.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of our most recent fiscal year. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended March 31, 2019 (the “2019 Proxy Statement”).

Item 405 of Regulation S-K requires the disclosure of, based upon our review of the forms submitted to us during and with respect to our most recent fiscal year, any known failure by any director, officer, or beneficial owner of more than ten percent of any class of our securities, or any other person subject to Section 16 of the Exchange Act (“reporting person”) to file timely a report required by Section 16(a) of the Exchange Act. This disclosure is contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2019 Proxy Statement.

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

ITEM 11. Executive Compensation

The information required by this Item is incorporated by reference to the 2019 Proxy Statement.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the 2019 Proxy Statement.

The information required to be disclosed by Item 201(d) of Regulation S-K, “Securities Authorized for Issuance Under Equity Compensation Plans,” appears under the caption “Equity Compensation Plan Information” in the 2019 Proxy Statement and such information is incorporated by reference into this report.

ITEM 13. Certain Relationships, Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the 2019 Proxy Statement.

ITEM 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the 2019 Proxy Statement.

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

(b) Exhibits

Exhibit Index

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., effective January 30, 2006 (included as exhibit 3.1 of the Company’s Annual Report on Form 10-K filed June 20, 2007, and incorporated herein by reference).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., effective October 22, 2008 (included as exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 21, 2008, and incorporated herein by reference).
3.4	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective March 29, 2013 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 22, 2013, and incorporated herein by reference).
3.5	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective December 4, 2014 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 8, 2014, and incorporated herein by reference).
3.6	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective October 22, 2015 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 27, 2015, and incorporated herein by reference).
3.7	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective June 24, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 28, 2016, and incorporated herein by reference).
3.8	Certificate of Amendment of Restated Certificate of Incorporation of Sonoma Pharmaceuticals, Inc., as amended, effective December 6, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 7, 2016, and incorporated herein by reference).
3.9	Amended and Restated Bylaws, as amended, of Sonoma Pharmaceuticals, Inc., effective December 6, 2016 (included as exhibit 3.2 to the Company’s Current Report on Form 8-K filed December 7, 2016, and incorporated herein by reference).
3.10	Certificate of Designation of Preferences, Rights and Limitations of Series A 0% Convertible Preferred Stock, filed with the Delaware Secretary of State on April 24, 2012 (included as exhibit 4.2 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).
3.11	Certificate of Designation of Series B Preferred Stock, effective October 18, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 21, 2016, and incorporated herein by references).
3.12	Certificate of Amendment of Restated Certificate of Incorporation of Sonoma Pharmaceuticals, Inc., as amended, effective June 19, 2019 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 19, 2019, and incorporated herein by reference).
4.1	Specimen Common Stock Certificate (included as exhibit 4.1 to the Company’s Annual Report on Form 10-K filed June 28, 2017, and incorporated herein by reference).
4.2	Form of Series A Common Stock Purchase Warrant for February 2014 offering (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 26, 2014 and incorporated herein by reference).

4.3	Warrant Agreement, including Form of Warrant entered into by and between Oculus Innovative Sciences, Inc. and Computershare, Inc. and Computershare Trust Company, N.A., dated January 20, 2015 (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.4	Underwriters Warrant issued to Maxim Partners LLC on January 26, 2015 (included as exhibit 4.2 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.5	Underwriters Warrant issued to Robert D. Keyser, Jr. on January 26, 2015 (included as exhibit 4.3 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.6	Underwriters Warrant issued to R. Douglas Armstrong on January 26, 2015 (included as exhibit 4.4 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.7	Underwriters Warrant issued to Dawson James Securities, Inc. on January 26, 2015 (included as exhibit 4.5 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.8	Underwriters Warrant issued to Dawson James Securities, Inc. on January 26, 2015 (included as exhibit 4.6 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.9	Section 382 Rights Agreement, dated as of October 18, 2016, between Oculus Innovative Sciences, Inc. and Computershare Inc., which includes the Form of Certificate of Designation of Series B Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 21, 2016, and incorporated herein by reference).
4.10	Form of Placement Agent Warrant granted to Dawson James Securities, Inc. and The Benchmark Company, LLC in connection with the March 2, 2018 public offering, dated March 6, 2018 (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 6, 2018, and incorporated herein by reference).
10.1	Form of Indemnification Agreement between Oculus Innovative Sciences, Inc. and its officers and directors (included as exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.2	Office Lease Agreement, dated October 26, 1999, between Oculus Innovative Sciences, Inc. and RNM Lakeville, L.P. (included as exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.3	Amendment No. 1 to Office Lease Agreement, dated September 15, 2000, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.4	Amendment No. 2 to Office Lease Agreement, dated July 29, 2005, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.5	Amendment No. 3 to Office Lease Agreement, dated August 23, 2006, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.6	Office Lease Agreement, dated May 18, 2006, between Oculus Technologies of Mexico, S.A. de C.V. and Antonio Sergio Arturo Fernandez Valenzuela (translated from Spanish) (included as exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.7	Office Lease Agreement, dated July 2003, between Oculus Innovative Sciences, B.V. and Artikona Holding B.V. (translated from Dutch) (included as exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.8	Form of Director Agreement (included as exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.9	Amended and Restated Oculus Innovative Sciences, Inc. 2006 Stock Incentive Plan and related form stock option plan agreements (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 2, 2007, and incorporated herein by reference).

10.10	Amendment No. 4 to Office Lease Agreement, dated September 13, 2007, by and between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as exhibit 10.43 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).
10.11	Amendment to Office Lease Agreement, effective February 15, 2008, by and between Oculus Innovative Sciences Netherlands B.V. and Artikona Holding B.V. (translated from Dutch) (included as exhibit 10.44 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).
10.12	Amendment No. 5 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and RNM Lakeville, LLC, dated May 18, 2009 (included as exhibit 10.54 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).
10.13	Amendment No. 6 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and RNM Lakeville, L.P., dated April 26, 2011 (included as exhibit 10.52 to the Company’s Annual Report on Form 10-K filed June 3, 2011, and incorporated herein by reference).
10.14	Oculus Innovative Sciences, Inc. 2011 Stock Incentive Plan (included as exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2011, and incorporated herein by reference).
10.15	Amendment No. 7 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and 1125-1137 North McDowell, LLC, dated October 10, 2012 (included as exhibit 10.58 to the Company’s Quarterly Report on Form 10-Q filed November 8, 2012, and incorporated herein by reference).
10.16	Underwriting Agreement entered into by and between Oculus Innovative Sciences, Inc. and Maxim Group LLC as representative of the underwriters named on Schedule A thereto, dated January 20, 2015 (included as exhibit 1.1 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
10.17†	Exclusive Sales and Distribution Agreement, dated November 6, 2015, by and between Oculus Innovative Sciences, Inc. and Manna Pro Products, LLC (included as exhibit 10.1 to the Company’s 8-K filed March 23, 2016 and incorporated herein by reference).
10.18†	Asset Purchase Agreement dated October 27, 2016, between Oculus Innovative Sciences, Inc. and Invekra, S.A.P.I de C.V. (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 31, 2016, and incorporated herein by reference).
10.19†	Amendment Agreement to Acquisition Option dated October 27, 2016, by and between More Pharma Corporation S. de R.L. de C.V. and Oculus Technologies of Mexico, S.A. de C.V. (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 31, 2016, and incorporated herein by reference).
10.20	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Bruce Thornton, dated November 30, 2016 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 1, 2016, and incorporated herein by reference).
10.21	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Robert Northey, dated November 30, 2016 (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 1, 2016, and incorporated herein by reference).
10.22†	Distribution Agreement by and between Sonoma Pharmaceuticals, Inc. and G. Pohl-Boskamp GmbH & Co. KG, dated April 13, 2016 (included as Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on June 28, 2017, and incorporated herein by reference).
10.23	Amendment No. 8 to Office Lease Agreement by the between Oculus Innovative Sciences, Inc. and SSCOP Properties LLC, dated June 23, 2016 (included as Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on June 28, 2017, and incorporated herein by reference).
10.24	At Market Issuance Sales Agreement, dated December 8, 2017, by and between Sonoma Pharmaceuticals, Inc. and B. Riley FBR, Inc. (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 8, 2017, and incorporated herein by reference).
10.25	Placement Agency Agreement entered into by and between Sonoma Pharmaceuticals, Inc. and Dawson James Securities, Inc. as representative of the placement agents, dated March 2, 2018 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 6, 2018, and incorporated herein by reference).
10.26	Securities Purchase Agreement entered into by and between Sonoma Pharmaceuticals, Inc. and Montreux Equity Partners V, L.P., dated March 1, 2018 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 6, 2018, and incorporated herein by reference).
10.27†	Exclusive License and Distribution Agreement entered into by and between Sonoma Pharmaceuticals, Inc. and EMS.S.A., dated June 4, 2018 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 5, 2018, and incorporated herein by reference).
10.28	Commercial Lease (Georgia office) by and between Sonoma Pharmaceuticals, Inc. and PMR Holdings, LLC, dated May 1, 2018 (included as exhibit 10.39 to the Company’s annual report on Form 10-K filed on June 26, 2018, and incorporated herein by reference).
10.29	Placement Agency Agreement entered into by and between Sonoma Pharmaceuticals, Inc. and Dawson James Securities, Inc., dated November 16, 2018 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 21, 2018, and incorporated herein by reference).
10.30	Warrant Agency Agreement entered into by and among Sonoma Pharmaceuticals, Inc., Computershare, Inc. and Computershare Trust Company, N.A., dated November 21, 2018 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 21, 2018, and incorporated herein by reference).

10.31	Employment Agreement entered into by and between Sonoma Pharmaceuticals, Inc. and Frederick Sandford, dated December 11, 2018 (included as exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 14, 2018, and incorporated herein by reference).
10.32⸸+	Asset Purchase Agreement dated May 14, 2019, between Sonoma Pharmaceuticals, Inc. and Petagon, Ltd. (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 22, 2019, and incorporated herein by reference).
14.1	Code of Business Conduct (included as Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on January 23, 2017, and incorporated herein by reference).
21.1	List of Subsidiaries (included as Exhibit 21.1 to the Company’s Annual Report on Form 10-K on June 28, 2017, and incorporated herein by reference).
23.1*	Consent of Marcum LLP, independent registered public accounting firm.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
†	Confidential treatment has been granted with respect to certain portions of this agreement.
⸸	Certain portions of the exhibit have been omitted to preserve the confidentiality of such information. The Company will furnish copies of any such information to the SEC upon request.
+	The schedules to the exhibit have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any such schedules to the SEC upon request.

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

SONOMA PHARMACEUTICALS, INC.

Date: July 1, 2019	By:	/s/ Frederick Sandford
Frederick Sandford President and Chief Executive Officer, Interim Chief Financial Officer (Principal Executive Officer, Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frederick Sandford	President, Chief Executive Officer, Interim Chief	July 1, 2019
Frederick Sandford	Financial Officer and Director (Principal Executive Officer, Principal
Accounting Officer)

/s/ Sharon Barbari	Director	July 1, 2019
Sharon Barbari

/s/ Jay Edward Birnbaum	Director	July 1, 2019
Jay Edward Birnbaum

/s/ Philippe Weigerstorfer	Director	July 1, 2019
Philippe Weigerstorfer

/s/ Jerry McLaughlin	Director	July 1, 2019
Jerry McLaughlin

