Form 10-Q
period 2019-06-30
Sonoma Pharmaceuticals, Inc.
filed 2019-08-13
CIK 1367083

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

As of August 9, 2019, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 1,329,726.

SONOMA PHARMACEUTICALS, INC.

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	June 30,	March 31,
	2019	2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,284	$3,689
Accounts receivable, net	4,315	3,481
Inventories	3,368	3,409
Prepaid expenses and other current assets	1,641	1,694
Current portion of deferred consideration, net of discount	226	223
Total current assets	13,834	12,496
Operating lease right-of-use assets	1,316	–
Property and equipment, net	564	727
Deferred consideration, net of discount, less current portion	1,081	1,103
Other assets	123	122
Total assets	$16,918	$14,448

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,518	$1,255
Accrued expenses and other current liabilities	1,414	1,501
Deferred revenue	228	47
Deferred revenue Invekra	56	55
Operating lease liabilities	438	–
Current portion of long-term debt	211	322
Current portion of capital leases	–	141
Common stock liability	270	270
Total current liabilities	4,135	3,591
Operating lease liabilities-non-current	933	–
Long-term deferred revenue Invekra	346	356
Long-term debt, less current portion	–	12
Total liabilities	5,414	3,959
Commitments and Contingencies (Note 6)
Stockholders’ Equity
Convertible preferred stock, $0.0001 par value; 714,286 shares authorized at June 30, 2019 and March 31, 2019, respectively, 1.55 shares issued and outstanding at June 30, 2019 and March 31, 2019	–	–
Common stock, $0.0001 par value; 24,000,000 shares authorized at June 30, 2019 and March 31, 2019, 1,317,170 and 1,316,335 shares issued and outstanding at June 30, 2019 and March 31, 2019, respectively	2	2
Additional paid-in capital	184,366	184,074
Accumulated deficit	(168,582)	(169,238)
Accumulated other comprehensive loss	(4,282)	(4,349)
Total stockholders’ equity	11,504	10,489
Total liabilities and stockholders’ equity	$16,918	$14,448

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2019	2018
Revenues
Product	$4,385	$4,095
Service	326	274
Total revenues	4,711	4,369
Cost of revenues
Product	2,202	2,424
Service	142	214
Total cost of revenues	2,344	2,638
Gross profit	2,367	1,731
Operating expenses
Research and development	338	350
Selling, general and administrative	3,759	4,933
Total operating expenses	4,097	5,283
Loss from operations	(1,730)	(3,552)
Interest expense	(10)	(12)
Interest income	42	55
Other (expense) income, net	(59)	51
Gain on sale of assets (Note 4)	2,472	–
Net income (loss)	715	(3,458)
Net income (loss) per share: basic	$0.54	$(4.99)
Net income (loss) per share: diluted	$0.54	$(4.99)
Weighted-average number of shares used in per common share calculations: basic	1,316	693
Weighted-average number of shares used in per common share calculations: diluted	1,336	693
Other comprehensive income (loss)
Net income (loss)	$715	$(3,458)
Foreign currency translation adjustments	67	(502)
Comprehensive income (loss)	$782	$(3,960)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net income (loss)	$715	$(3,458)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	76	121
Stock-based compensation	292	347
Changes in operating assets and liabilities:
Accounts receivable	(814)	(738)
Inventories	73	106
Deferred consideration	35	–
Prepaid expenses and other current assets	41	249
Operating lease right-of-use assets	127	–
Accounts payable	252	95
Accrued expenses and other current liabilities	(90)	237
Operating lease liabilities	(132)	–
Deferred revenue	163	(19)
Net used in operating activities	738	(3,060)
Cash flows from investing activities:
Purchases of property and equipment	(12)	(27)
Deposits	–	12
Net cash used in investing activities	(12)	(15)
Cash flows from financing activities:
Proceeds from sale of common stock	–	916
Principal payments on capital leases	(13)	(35)
Principal payments on long-term debt	(123)	(87)
Net cash (used in) provided by financing activities	(136)	794
Effect of exchange rate on cash and cash equivalents	5	(100)
Net decrease in cash and cash equivalents	595	(2,381)
Cash and cash equivalents, beginning of period	3,689	10,066
Cash and cash equivalents, end of period	$4,284	$7,685

Supplemental disclosure of cash flow information:
Cash paid for interest	$10	$12

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Series C Preferred Stock ($0.0001 par Value)		Common Stock ($0.0001 par Value)		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance March 31, 2019	1.55	$–	1,316,335	$2	$184,074	$(169,238)	$(4,349)	$10,489
Cumulative effect related to April 1, 2019 adoption of Accounting Standards Update (ASU) 2016-02, Leases (Topic 842)	–	–	–	–	–	(59)	–	(59)
Stock based compensation related to common stock restricted stock grants	–	–	835	–	20	–	–	20
Stock based compensation, net of forfeitures	–	–	–	–	272	–		272
Foreign currency translation adjustment	–	–	–	–	–	–	67	67
Net income	–	–	–	–	–	715	–	715
Balance, June 30, 2019	1.55	$–	1,317,170	$2	$184,366	$(168,582)	$(4,282)	$11,504

	Series C Preferred Stock ($0.0001 par Value)		Common Stock ($0.0001 par Value)		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance March 31, 2018	–	$–	685,747	$1	$176,740	$(157,440)	$(3,975)	$15,326
Issuance of common stock in connection with December 8, 2017 At Market Issuance Sales Agreement, net of commissions, expenses and other offering costs	–	–	27,240	–	916	–	–	916
Stock based compensation related to common stock restricted stock grants	–	–	1,764	–	45	–	–	45
Stock based compensation, net of forfeitures	–	–	–	–	302	–		302
Foreign currency translation adjustment	–	–	–	–	–	–	(502)	(502)
Net loss	–	–	–	–	–	(3,458)	–	(3,458)
Balance, June 30, 2018	–	$–	714,751	$1	$178,003	$(160,898)	$(4,477)	$12,629

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

Reverse Stock Split

Effective June 19, 2019, the Company effected a reverse stock split of its common stock, par value $0.0001 per share. Every nine shares of common stock were reclassified and combined into one share of common stock. No fractional shares were issued as a result of the reverse stock split. Instead, each resulting fractional share of common stock was down to one whole share and each fractional share settled with cash. The reverse stock split reduced the number of shares of the Company’s common stock outstanding from 11,972,328 to 1,328,891. The total number of authorized shares of common stock was not proportionally decreased and the par value per share of the common stock continues to be $0.0001.

All common shares and per share amounts contained in the condensed consolidated financial statements and accompanying footnotes have been retroactively adjusted to reflect a 1-for-9 reverse stock split.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2019 and for the three months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of June 30, 2019, the condensed consolidated statements of comprehensive income (loss) for the three months ended June 30, 2019 and 2018,the cash flows for the three months ended June 30, 2019 and 2018 are unaudited and condensed consolidated statement of stockholders’ equity for the three months ended June 30, 2019 and 2018 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented. The results for the three months ended June 30, 2019 are not necessarily indicative of results to be expected for the year ending March 31, 2020 or for any future interim period. The condensed consolidated balance sheet at March 31, 2019 has been derived from audited consolidated financial statements. These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended March 31, 2019, and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on July 1, 2019.

Note 2.	Liquidity and Financial Condition

The Company reported a net income of $715,000 for the three months ended June 30, 2019. At June 30, 2019 and March 31, 2019, the Company’s accumulated deficit amounted to $168,582,000 and $169,238,000, respectively. The Company had working capital of $9,699,000 and $8,905,000 as of June 30, 2019 and March 31, 2019, respectively.

On May 20, 2019, the Company closed on an asset purchase agreement for the sale of certain animal health product rights and assets for the Asian and European markets to Petagon, Limited, an international importer and distributor of quality pet food and products. The purchase price for the assets was $2,700,000. The Company agreed that it will continue to supply products to Petagon for five years at certain agreed upon transfer prices. The sale involves certain Asian patents and trademarks and the exclusive right to distribute animal health care products in Asia and Europe.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Significant estimates and assumptions include reserves and write-downs related to receivables and inventories, the recoverability of long-lived assets, the valuation allowance relating to the Company’s deferred tax assets, valuation of equity and derivative instruments, fair value allocation of assets sold to Invekra, Petagon and the estimated amortization periods of upfront product licensing fees received from customers. Periodically, the Company evaluates and adjusts estimates accordingly.

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

	Three Months Ended
	June 30,
	2019	2018
Numerator:
Net income (loss)	$715,000	$(3,458,000)

Denominator:
Weighted-average number of common shares outstanding: basic	1,316,000	693,000
Restricted stock units	3,000	–
Conversion of Series C	17,000	–
Weighted-average number of common shares outstanding: diluted	1,336,000	693,000

Net income (loss) per share: basic	$0.54	$(4.99)

Net income (loss) per share: diluted	$0.54	$(4.99)

The computation of basic loss per share for the three months ended June 30, 2019 and 2018 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	June 30,
	2019	2018
Common stock to be issued upon vesting of restricted stock units	–	4,000
Common stock to be issued upon exercise of options	155,000	155,000
Common stock to be issued upon exercise of warrants	446,000	153,000
Common stock to be issued upon exercise of common stock units (1)	46,000	–
	647,000	312,000

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

Disaggregation of Revenue

The following table presents the Company’s disaggregated revenues by revenue source:

	Three Months Ended June 30,
Product	2019	2018
Human Skin Care	$3,962,000	$3,554,000
Animal Skin Care	423,000	541,000
	4,385,000	4,095,000
Service	326,000	274,000
Total	$4,711,000	$4,369,000

Accounts Receivable

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts, and sales returns. Estimates for cash discounts and sales returns are based on analysis of contractual terms and historical trends.

The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Other factors that the Company considers include its existing contractual obligations, historical payment patterns of its customers and individual customer circumstances, an analysis of days sales outstanding by customer and geographic region, and a review of the local economic environment and its potential impact on government funding and reimbursement practices. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts represents probable credit losses of $33,000 and $24,000 at June 30, 2019 and March 31, 2019, respectively. Additionally, at June 30, 2019 and March 31, 2019 the Company has allowances of $439,000 and $443,000, respectively, related to potential discounts, returns, distributor fees and rebates. The allowances are included in Accounts Receivable, net in the accompanying condensed consolidated balance sheets.

Inventories

Inventories are stated at the lower of cost, cost being determined on a standard cost basis (which approximates actual cost on a first-in, first-out basis), or net realizable value.

Due to changing market conditions, estimated future requirements, age of the inventories on hand and production of new products, the Company regularly reviews inventory quantities on hand and records a provision to write down excess and obsolete inventory to its estimated net realizable value. The Company recorded a provision to reduce the carrying amounts of inventories to their net realizable value in the amount of $81,000 and $184,000 at June 30, 2019 and March 31, 2019, respectively, which is included in cost of product revenues on the Company’s accompanying condensed consolidated statements of comprehensive income (loss).

Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date the condensed consolidated financial statements were issued.

Adoption of Recent Accounting Standards

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The FASB has continued to clarify this guidance and most recently issued ASU 2017-13 Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The Company adopted ASU 2016-02 on April 1, 2019. As a result of adopting this guidance, the consolidated balance sheet as of March 31, 2019 was not restated and is not comparative. The adoption of this standard did not have a material impact on the Company’s results of operations. (Note 5)

Reporting Comprehensive Income

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"). ASU 2018-02 is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted for any interim period for which financial statements have not been issued. The adoption of this guidance did not have an impact on the Company's condensed consolidated financial statements due the presence of a full valuation allowance for deferred tax assets.

Stock Compensation

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees, with certain exceptions. Under the new standard, equity-classified share-based payment awards issued to nonemployees will be measured on the grant date, instead of the current requirement to remeasure the awards through the performance completion date. The Company adopted ASU 2018-07 effective April 1, 2019, and this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

Recent Accounting Standards

Accounting standards that have been issued or proposed by the FASB, the SEC or other standard setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Note 4.	Sale of Assets to Petagon Limited

On May 20, 2019, the Company closed on an Asset Purchase Agreement for the sale of certain animal health product rights and assets for the Asian and European markets to Petagon, Limited, (“Petagon”) an international importer and distributor of quality pet food and products. The purchase price for the assets was $2,700,000. The Company agreed that it will continue to supply products to Petagon for five years at certain agreed upon transfer prices. The sale involves certain Asian patents and trademarks, the exclusive right to distribute animal health care products in Asia and Europe and production equipment.

The Company determined that there were two separate performance obligations under the Asset Purchase Agreement. These performance obligations were the delivery of production equipment to Petagon and the transfer of the intellectual property and territory rights.

The Company estimated the value of the production equipment by determining the cost and applying a mark up to the selling price at a market participant margin. The Company then applied the residual approach to derive the fair value of the intellectual property and territory rights.

The Company will provide product under a reduced price from its prior list price, while Petagon builds its own manufacturing line. At the conclusion of the transition period, the Company will cease to be a supplier of product to Petagon. The Company is uncertain as to the duration of the transition period or when Petagon will complete the build out of its manufacturing line. The Company will incur costs of approximately $163,000 to fulfill its obligations to deliver certain production equipment to Petagon.

The proceeds from the sale were allocated to the components of the sale utilizing the residual approach as follows:

Total proceeds	$2,700,000
Less - Production equipment	228,000
Residual attributable to the intellectual property and territory rights	$2,472,000

The proceeds related to the production equipment were included in deferred revenue and will be recognized upon delivery of the equipment. The proceeds related to the intellectual property and territory rights were included in gain on sale on the closing date.

In connection with the Asset Purchase Agreement the Company agreed to continue to supply product to Petagon for a five-year transition period from the date of sale, subject to mutual extension (“Supply Agreement”). During the three months ended June 30, 2019, the Company reported $155,000 of product revenue related to the Supply Agreement with Petagon.

For a certain period after closing, Petagon shall have first refusal rights to acquire certain marketing territories.

Note 5.	Condensed Consolidated Balance Sheets

Inventories

Inventories consist of the following:

	June 30,	March 31,
	2019	2019
Raw materials	$1,810,000	$1,766,000
Finished goods	1,558,000	1,643,000
	$3,368,000	$3,409,000

Leases

Sonoma has entered into operating and finance leases as the lessee for office space, manufacturing facilities, R&D laboratories, warehouses, vehicles and equipment. On April 1, 2019 (“Effective Date”), the Company adopted FASB Accounting Standards Codification, or ASC, Topic 842, Leases ("ASC 842"), which increases transparency and comparability by recognizing a lessee’s rights and obligations resulting from leases by recording them on the balance sheet as lease assets and lease liabilities. The new guidance requires the recognition of the right-of-use ("ROU") assets and related operating and finance lease liabilities on the balance sheet. The Company adopted the new guidance using the modified retrospective approach with a cumulative-effect adjustment recorded on April 1, 2019. As a result, the consolidated balance sheet as of March 31, 2019 was not restated and is not comparative.

The adoption of ASC 842 resulted in the recognition of ROU assets of $1,443,000, lease liabilities for operating leases of $1,502,000 on the Company's condensed consolidated balance sheet as of April 1, 2019, and a cumulative-effect adjustment of $59,000 to the Company’s accumulated deficit, with no material impact to its condensed consolidated statements of operations. The difference between the ROU assets and the operating lease liability represents the effect of previously unrecognized deferred rent balances. The Company's accounting for finance leases remained substantially unchanged from its accounting for capital leases in prior periods. Finance leases are not material to the Company’s condensed consolidated statements of comprehensive loss, condensed consolidated balance sheets, or condensed consolidated statement of cash flows.

The Company elected the package of practical expedients permitted within the standard, which allow an entity to forgo reassessing (i) whether a contract contains a lease, (ii) classification of leases, and (iii) whether capitalized costs associated with a lease meet the definition of initial direct costs. Also, the Company elected the expedient allowing an entity to use hindsight to determine the lease term and impairment of ROU assets and the expedient to allow the Company to not have to separate lease and non-lease components. The Company has also elected the short-term lease accounting policy under which the Company would not recognize a lease liability or ROU asset for any lease that at the commencement date has a lease term of twelve months or less and does not include a purchase option that Sonoma is more than reasonably certain to exercise.

For contracts entered into on or after the Effective Date, at the inception of a contract the Company will assess whether the contract is, or contains, a lease. The Company's assessment is based on: (i) whether the contract involves the use of a distinct identified asset, (ii) whether the Company obtained the right to substantially all the economic benefit from the use of the asset throughout the period, and (iii) whether the Company has the right to direct the use of the asset. Leases entered into prior to April 1, 2019, which were accounted for under ASC 840, were not reassessed for classification.

For operating leases, the lease liability is initially and subsequently measured at the present value of the unpaid lease payments. For finance leases, the lease liability is initially measured in the same manner and date as for operating leases, and is subsequently presented at amortized cost using the effective interest method. The Company generally uses its incremental borrowing rate as the discount rate for leases, unless an interest rate is implicitly stated in the lease. The present value of the lease payments is calculated using the incremental borrowing rate for operating and finance leases, which was determined using a portfolio approach based on the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. The lease term for all of the Company’s leases includes the noncancelable period of the lease plus any additional periods covered by either a Company option to extend the lease that the Company is reasonably certain to exercise, or an option to extend the lease controlled by the lessor. All ROU assets are reviewed for impairment.

Lease expense for operating leases consists of the lease payments plus any initial direct costs and is recognized on a straight-line basis over the lease term. Lease expense for finance leases consists of the amortization of the asset on a straight-line basis over the shorter of the lease term or its useful life and interest expense determined on an amortized cost basis, with the lease payments allocated between a reduction of the lease liability and interest expense.

The Company's operating leases are comprised primarily of facility leases. Finance leases are comprised primarily of vehicle leases. Balance sheet information related to our leases is presented below:

	June 30,	April 1,	March 31,
	2019	2019	2019
Operating leases:
Operating lease right-of-use assets	$1,316,000	$1,442,000	$–
Operating lease liabilities – current	438,000	497,000	–
Operating lease liabilities – non- current	933,000	1,005,000	–
Finance leases:
Property, plant and equipment	–	95,000	95,000
Current portion of capital leases	–	141,000	141,000

Other information related to leases is presented below:

Three Months Ended June 30, 2019
Operating lease cost	$150,000
Other information:
Operating cash flows from operating leases	155,000
Weighted-average remaining lease term – operating leases (in months)	49.9
Weighted-average discount rate – operating leases	6.0%

As of June 30, 2019, the annual minimum lease payments of our operating lease liabilities were as follows:

For Years Ending March 31,
2020 (excluding the three months ended June 30, 2019)	$419,000
2021	309,000
2022	271,000
2023	248,000
2024	223,000
Thereafter	83,000
Total future minimum lease payments, undiscounted	1,553,000
Less: imputed interest	183,000
Present value of future minimum lease payments	$1,370,000

Note 6.	Commitments and Contingencies

Legal Matters

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

Employment Agreements

As of March 31, 2019, the Company had employment agreements in place with three of its key executives. Two of the agreements provide, among other things, for the payment of up to twelve months of severance compensation for terminations under certain circumstances. At June 30, 2019, potential severance payments to key executives would be $454,000, if triggered.

Note 7.	Stockholders’ Equity

Authorized Capital

The Company is authorized to issue up to 24,000,000 shares of common stock with a par value of $0.0001 per share and 714,286 shares of convertible preferred stock with a par value of $0.0001 per share.

Note 8.	Stock-Based Compensation

Share-based awards compensation expense is as follows:

	Three Months Ended June 30,
	2019	2018
Cost of revenues	$17,000	$35,000
Research and development	22,000	32,000
Selling, general and administrative	253,000	280,000
Total stock-based compensation	$292,000	$347,000

At June 30, 2019, there were unrecognized compensation costs of $444,000 related to stock options which is expected to be recognized over a weighted-average amortization period of 0.90 years.

At June 30, 2019, there were unrecognized compensation costs of $35,000 related to restricted stock which is expected to be recognized over a weighted-average amortization period of 1.73 years.

Stock options award activity is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at April 1, 2019	165,000	$72.88
Options granted	–	–
Options exercised	–	–
Options forfeited	(2,000)	57.91
Options expired	(8,000)	127.10
Outstanding at June 30, 2019	155,000	$70.33	7.27	$77,000
Exercisable at June 30, 2019	84,000	$115.33	5.67	$–

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock, or $7.92 per share at June 30, 2019.

Restricted stock award activity is as follows:

	Number of Shares	Weighted Average Award Date Fair Value per Share
Unvested restricted stock awards outstanding at April 1, 2019	4,000	$27.96
Restricted stock awards granted	–	–
Restricted stock awards vested	(1,000)	53.38
Restricted stock awards forfeited	–	–
Unvested restricted stock awards outstanding at June 30, 2019	3,000	$48.15

The Company did not capitalize any cost associated with stock-based compensation.

The Company issues new shares of common stock upon exercise of stock options or release of restricted stock awards.

The Company issues new shares of common stock upon exercise of stock-based awards.

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

The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized tax benefits will increase or decrease within twelve months of March 31, 2019. The unrecognized tax benefits may increase or change during the next year for items that arise in the ordinary course of business.

Note 10.	Segment and Geographic Information

The Company generates product revenues from products which are sold into the human and animal healthcare markets, and the Company generates service revenues from laboratory testing services which are provided to medical device manufacturers.

The following table shows the Company’s product revenues by geographic region:

	Three Months Ended June 30,
	2019	2018
United States	$2,487,000	$1,971,000
Latin America	654,000	1,079,000
Europe and Rest of the World	1,244,000	1,045,000
Total	$4,385,000	$4,095,000

The Company’s service revenues amounted to $326,000 and $274,000 for the three months ended June 30, 2019 and 2018, respectively.

Note 11.	Significant Customer Concentrations

For the three months ended June 30, 2019, one customer represented 14% of net revenue. For the three months ended June 30, 2018, one customer represented 25% of net revenue and one customer represented 14% of net revenue.

At June 30, 2019 and March 31, 2019, no customer represented more than 10% of the net accounts receivable balance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as of June 30, 2019and9 our audited consolidated financial statements for the year ended March 31, 2019 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 1, 2019.

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

Forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to the risks described in our Annual Report on Form 10-K including: our ability to become profitable; the impact of changes to reimbursement levels from third-party payors or increased pricing pressure due to rebates; the impact of the Invekra transaction on our business and results of operations; the vulnerability of our Petaluma facility to extreme weather events; our ability to manage our accounts receivable; the impact of seasonality on our sales; the progress and timing of our development programs and regulatory approvals for our products; the benefits and effectiveness of our products; the ability of our products to meet existing or future regulatory standards; the progress and timing of clinical trials and physician studies; our expectations and capabilities relating to the sales and marketing of our current products and our product candidates; our ability to gain sufficient reimbursement from third-party payors; our ability to compete with other companies that are developing or selling products that are competitive with our products; the establishment of strategic partnerships for the development or sale of products; the risk our research and development efforts do not lead to new products; the timing of commercializing our products; our ability to penetrate markets through our sales force, distribution network, and strategic business partners to gain a foothold in the market and generate attractive margins; the ability to attain specified revenue goals within a specified time frame, if at all, or to reduce costs; the outcome of discussions with the U.S. Food and Drug Administration, or FDA, and other regulatory agencies; the content and timing of submissions to, and decisions made by, the FDA and other regulatory agencies, including demonstrating to the satisfaction of the FDA the safety and efficacy of our products; our ability to manufacture sufficient amounts of our products for commercialization activities; our ability to protect our intellectual property and operate our business without infringing on the intellectual property of others; our ability to continue to expand our intellectual property portfolio; the risk we may need to indemnify our distributors or other third parties; risks attendant with conducting a significant portion of our business outside the United States; our ability to comply with complex federal and state fraud and abuse laws, including state and federal anti-kickback laws; risks associated with changes to health care laws; our ability to attract and retain qualified directors, officers and employees; our expectations relating to the concentration of our revenue from international sales; our ability to expand to and commercialize products in markets outside the wound care market; our ability to protect our information technology and infrastructure; and the impact of any future changes in accounting regulations or practices in general with respect to public companies. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

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

Some of our key products in the United States are:

•	Celacyn®, a prescription HOCl based scar management gel clinically proven to soften and flatten raised scars while reducing redness and discoloration.

•	Ceramax Skin Barrier CreamTM, a prescription cream / lotion that helps manage dry itchy skin, minor skin irritations, rashes, and inflammation caused by various skin conditions.

•	MondoxyneTM, a prescription oral tetracycline antibiotic used for the treatment of certain bacterial infections, including acne.

•	LevicynTM, a prescription HOCl based atopic dermatitis product line clinically proven to reduce pruritus (itch) and pain associated with various dermatoses.

•	SebudermTM, a prescription topical gel used as an alternative to corticosteroids for the management of the burning, itching and scaling experienced with seborrhea and seborrheic dermatitis.

•	Loyon®, a prescription liquid containing Cetiol® CC and medical grade dimethicone, intended to manage and relieve erythema and itching for various types of dermatoses.

•	EpicynTM, a prescription topical antimicrobial facial cleanser helps achieve clear skin and provide relief from irritation when used as part of a daily skin care regimen for patients with acute and chronic dermal lesions.

•	Acuicyn™ Eyelid and Eyelash Hygiene, a HOCl-based topical prescription product indicated to relieve itch and inflammation while helping to keep areas around the eye clean.

•	Microcyn® (sold under a variety of brand names), a line of products based on electrically charged oxychlorine small molecules designed to target a wide range of pathogens including viruses, fungi, spores and bacteria, including antibiotic-resistant strains.

Our key product outside the United States is:

•	Microcyn® or Microdacyn60® (sold under a variety of brand names), a line of products based on electrically charged oxychlorine small molecules designed to target a wide range of pathogens including viruses, fungi, spores and bacteria, including antibiotic-resistant strains.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

Total revenues for the three months ended June 30, 2019 of $4,711,000 increased by $342,000, or 8%, as compared to $4,369,000 for the three months ended June 30, 2018. Product revenues for the three months ended June 30, 2019 of $4,385,000 increased by $290,000, or 7%, as compared to $4,095,000 for the three months ended June 30, 2018. This increase was primarily the result of growth in product revenue of $516,000, or 26%, in the United States, and growth of product revenue of $199,000, or 19%, in Europe and Rest of World offset by a decrease of $425,000, or 39% in Latin America.

Product revenues in the United States for the three months ended June 30, 2019 of $2,487,000 increased by $516,000, or 26%, as compared to $1,971,000 for the three months ended June 30, 2018. This increase was primarily the result of an increase of $551,000, or 46%, in sales of our dermatology products, and an increase of $74,000, or 19%, in sales of our acute care products offset by a decrease of $125,000 in sales of our animal health care products.

As a result of the asset purchase agreement and arrangement we entered into on October 27, 2016 with Invekra, we will continue to supply Invekra with product at a reduced price until they set up their manufacturing facility. We expect our revenues in Latin America will decrease significantly once Invekra has set up their manufacturing facility. During the three months ended June 30, 2019, we reported $654,000 of Latin America product revenue related to Invekra as compared to $1,079,000 during the three months ended June 30, 2018.

Product revenue in Europe and the Rest of the World for the three months ended June 30, 2019 of $1,244,000 increased by $199,000, or 19%, as compared to $1,045,000 for the three months ended June 30, 2018. This increase was mostly the result increases in Europe product revenue and Singapore product revenue.

The following table shows our product revenues by geographic region:

	Three Months Ended,
	2019	2018	$ Change	% Change
United States	$2,487,000	$1,971,000	$516,000	26%
Latin America	654,000	1,079,000	(425,000)	(39%	)
Europe and Rest of the World	1,244,000	1,045,000	199,000	19%
Total	$4,385,000	$4,095,000	$290,000	7%

Service revenues for the three months ended June 30, 2019 of $326,000 increased by $52,000, or 19%, when compared to $274,000 in the prior period. The increase was primarily the result of higher volume of laboratory tests and services in the United States. Additionally, during the three months ended June 30, 2019 and 2018, the Company recorded service revenue related to technical services provided to Invekra in the amount of $110,000 and $14,000, respectively.

Gross Profit

For the three months ended June 30, 2019, we reported total revenues of $4,711,000 and total cost of revenues of $2,344,000, resulting in total gross profit of $2,367,000 or 50% of total revenues, compared to a gross profit of $1,731,000 or 40% of total revenues, for the same period in the prior year. Our improved gross margins are primarily the result of the increase in dermatology revenues and cost savings in the US.

For the three months ended June 30, 2019, we reported product revenues of $4,385,000 and cost of product revenues of $2,202,000, resulting in product gross profit of $2,183,000, or 50% of product revenues, compared to product gross profit of $1,671,000, or 40% of product revenues, for the same period in the prior year. Our improved gross margins are primarily the increase in dermatology revenues and cost savings in the US.

For the three months ended June 30, 2019, we reported service revenues of $326,000 and cost of service revenues of $142,000, resulting in service gross profit of $184,000, or 56% of service revenues, compared to service gross profit of $60,000, or 22% of service revenues, for the same period in the prior year.

Research and Development Expense

Research and development expenses for the three months ended June 30, 2019 of $338,000 decreased $12,000, or 3% as compared to $350,000 for the three months ended June 30, 2018. As expected, research and development expenses were relatively consistent in the current period as compared to the same period in the prior year.

Selling, General and Administrative Expense

Selling, general and administrative expenses for the three months ended June 30, 2019 of $3,759,000 decreased by $1,174,000, or 24%, when compared to $4,933,000 for the three months ended June 30, 2018. The decrease in selling, general and administrative expenses was primarily the result of certain cost savings measures implemented during fiscal year 2019 including a reduction in headcount.

Interest Expense

Interest expense for the three months ended June 30, 2019 of $10,000 decreased $2,000, or, 17%, when compared to $12,000 for the three months ended June 30, 2018.

Interest Income

Interest income for the three months ended June 30, 2019 of $42,000 decreased by $13,000, or 24%, when compared to $55,000 for the three months ended June 30, 2018. The decrease is primarily due to interest income reported related to a discount on deferred revenue from our agreement with Invekra.

Other (Expense) Income

Other expense for the three months ended June 30, 2019 of $59,000 decreased by $110,000 when compared to other income of $51,000 for the three months ended June 30, 2018. The decrease in other income relates primarily to fluctuations in foreign exchange.

Gain on Sale of Petagon Assets

For the three months ended June 30, 2019, we reported income related to the sale of certain assets to Petagon in the amount of $2,472,000.

Net Income Loss

Net income for the three months ended June 30, 2019 of $715,000 increased $4,173,000, or 121% when compared to net loss of $3,458,000 for the three months ended June 30, 2018. The increase in net income is primarily due to a decrease in operating loss of $1,820,000 due to an increase in sales and gross profitability of $636,000 and a decrease in operating expenses of $1,184,000 primarily due to certain cost savings measures implemented during fiscal year 2019. Additionally, for the three months ended June 30, 2019, we reported income related to the sale of certain assets to Petagon in the amount of $2,472,000.

Liquidity and Capital Resources

We reported a net income of $715,000 for the three months ended June 30, 2019. At June 30, 2019 and March 31, 2019, our accumulated deficit amounted to $168,582,000 and $169,238,000, respectively. We had working capital of $9,699,000 and $8,905,000 as of June 30, 2019 and March 31, 2019, respectively.

On May 20, 2019, we closed on an asset purchase agreement for the sale of certain animal health product rights and assets for the Asian and European markets to Petagon, Limited, an international importer and distributor of quality pet food and products. The purchase price for the assets was $2,700,000. In addition, we agreed that it will continue to supply products to Petagon for five years at certain agreed upon transfer prices. The sale involves certain Asian patents and trademarks and the exclusive right to distribute animal health care products in Asia and Europe.

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

Sources of Liquidity

As of June 30, 2019, we had cash and cash equivalents of $4,284,000. Since our inception, substantially all of our operations have been financed through sales of equity securities. Other sources of financing that we have used to date include our revenues, as well as various loans and the sale of certain assets to Invekra and Petagon.

Since July 1, 2018, substantially all of our operations have been financed through the following transactions:

•	net proceeds of $1,925,000 received from the sale of common stock through our At Market Issuance Sales Agreement dated December 8, 2017;
•	net proceeds of $4,500,000 received from the sale of common stock through a registered direct offering which closed on March 6, 2018;
•	net proceeds of $4,743,000 received from the sale of common stock and preferred stock units through a public offering which closed on November 21, 2018, and
•	proceeds of $2,700,000 received from the sale of certain assets to Petagon.

Cash Flows

As of June 30, 2019, we had cash and cash equivalents of $4,284,000, compared to $3,689,000 as of March 31, 2019.

Net cash provided by operating activities during the three months ended June 30, 2019 was $738,000, primarily due to $292,000 non-cash stock compensation offset by an increase in accounts receivable of $814,000 in the period.

Net cash used in operating activities during the three months ended June 30, 2018 was $3,060,000, primarily due to our net loss of $3,458,000 offset by non-cash stock compensation of $347,000 in the period.

Net cash used in investing activities was $12,000 for three months ended June 30, 2019, primarily related to the purchase of equipment.

Net cash used in investing activities was $15,000 for three months ended June 30, 2018, primarily related to the purchase of equipment offset by deposits of $12,000.

Net cash used in financing activities was $136,000 for the three months ended June 30, 2019 related principal payments on debt and capital leases.

Net cash provided by financing activities was $794,000 for the three months ended June 30, 2018 related to principal payments on debt and capital leases of $122,000 offset by net proceeds from the sale of common stock of $916,000.

Material Trends and Uncertainties

We expect to continue incurring losses for the foreseeable future and will need to raise additional capital to pursue our product development initiatives, to penetrate markets for the sale of our products and continue as a going concern. We cannot provide any assurances that we will be able to raise additional capital as we need it.

Management believes that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations, selling non-core assets or other means; however, we cannot provide any assurance that new financing will be available on commercially acceptable terms, if at all. If the economic climate in the U.S. deteriorates, our ability to raise additional capital could be negatively impacted. If we are unable to secure additional capital, we may be required to curtail our research and development and other business initiatives and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. These measures could cause significant delays in our continued efforts to commercialize our products, which is critical to the realization of our business plan and our future operations. These matters raise substantial doubt about our ability to continue as a going concern.

Consistent with other pharmaceutical companies in the United States, we experience seasonal fluctuations in the first quarter of each year, or our fourth fiscal quarter. This decrease in sales of pharmaceutical products is due to patients facing the need to satisfy health insurance deductibles which are reset at the beginning of each year and adjusting to changing copays.

Healthcare providers and insurers heavily influence the price patients pay for our products. Generally, insurers cover a lower percentage of our products compared to other medical products making our products seem relatively more expensive than other medical care. As a result, to remain competitive, we offer rebates on our products directly to patients. Most patients use these rebates to make our products more affordable. While we believe these rebates are necessary for many patients to buy our products and without them our revenues would likely decline, the impact of rebates on our bottom line has been significant. For example, in our fiscal quarter ended June 30, 2019, dermatology rebates amounted to $1,061,000.

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

During the quarter ended June 30, 2019, revenue from sales to our Latin America partner amounted to approximately 14% of our total revenue. We will continue to supply products at a reduced price from list prices to Invekra pursuant to our contractual obligations for a transition period until, at the latest, October 27, 2020, while Invekra builds its own manufacturing lines. However, we expect that our future revenues from Latin American sales will be substantially reduced.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended March 31, 2019, as filed with the SEC July 1, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2019, we did not issue unregistered securities.

Item 3.	Default Upon Senior Securities

We did not default upon any senior securities during the quarter ended June 30, 2019.

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

SONOMA PHARMACEUTICALS, INC.

Date: August 13, 2019	By:	/s/ Frederick Sandford
Frederick Sandford
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

