Form 10-Q
period 2019-09-30
Sonoma Pharmaceuticals, Inc.
filed 2019-11-14
CIK 1367083

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of November 14, 2019, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 1,329,726.

SONOMA PHARMACEUTICALS, INC.

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30,	March 31,
	2019	2019
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$3,232	$3,689
Accounts receivable, net	4,735	3,481
Inventories	3,098	3,409
Prepaid expenses and other current assets	2,025	1,694
Current portion of deferred consideration, net of discount	220	223
Total current assets	13,310	12,496
Operating lease right-of-use assets	1,178	–
Property and equipment, net	526	727
Deferred consideration, net of discount, less current portion	1,018	1,103
Other assets	113	122
Total assets	$16,145	$14,448

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,292	$1,255
Accrued expenses and other current liabilities	1,374	1,501
Deferred revenue	228	47
Deferred revenue Invekra	54	55
Operating lease liabilities	362	–
Current portion of long-term debt	106	322
Current portion of capital leases	–	141
Common Stock liability	270	270
Total current liabilities	4,686	3,591
Operating lease liabilities non-current	865	–
Long-term deferred revenue Invekra	323	356
Long-term debt, less current portion	–	12
Total liabilities	5,874	3,959

Commitments and Contingencies (Note 6)	–	–
Stockholders’ Equity
Convertible preferred stock, $0.0001 par value; 714,286 shares authorized at September 30, 2019 and March 31, 2019 respectively; 1.55 shares issued and outstanding at September 30, 2019 and March 31, 2019 respectively	–	–
Common stock, $0.0001 par value; 24,000,000 shares authorized at September 30, 2019 and March 31, 2019, respectively, 1,318,004 and 1,316,335 shares issued and outstanding at September 30, 2019 and March 31, 2019, respectively	2	2
Additional paid-in capital	184,499	184,074
Accumulated deficit	(169,785)	(169,238)
Accumulated other comprehensive loss	(4,445)	(4,349)
Total stockholders’ equity	10,271	10,489
Total liabilities and stockholders’ equity	$16,145	$14,448

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018

Revenues
Product	$4,712	$4,635	$9,097	$8,730
Service	256	304	582	578
Total revenues	4,968	4,939	9,679	9,308
Cost of revenues
Product	2,551	2,313	4,753	4,737
Service	123	199	265	413
Total cost of revenues	2,674	2,512	5,018	5,150
Gross profit	2,294	2,427	4,661	4,158

Operating expenses
Research and development	270	390	608	740
Selling, general and administrative	3,226	4,689	6,985	9,622
Total operating expenses	3,496	5,079	7,593	10,362

Loss from operations	(1,202)	(2,652)	(2,932)	(6,204)

Interest expense	(2)	(7)	(12)	(19)
Interest income	42	47	84	102
Other expense	(41)	(208)	(100)	(157)
Gain on sale of assets (Note 4)	–	–	2,472	–

Net loss	(1,203)	(2,820)	(488)	(6,278)

Net loss per share: basic and diluted	$(0.91)	$(3.93)	$(0.37)	$(8.89)
Weighted-average number of shares used in per common share calculations: basic and diluted	1,317	718	1,317	706
Other comprehensive loss
Net loss	$(1,203)	$(2,820)	$(488)	$(6,278)
Foreign currency translation adjustments	(163)	350	(96)	(152)
Comprehensive loss	$(1,366)	$(2,470)	$(584)	$(6,430)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended September 30,
	2019	2018

Cash flows from operating activities
Net loss	$(488)	$(6,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	144	238
Stock-based compensation	425	932
Changes in operating assets and liabilities:
Accounts receivable	(1,283)	(1,456)
Inventories	263	(160)
Deferred consideration	70	–
Prepaid expenses and other current assets	(358)	169
Operating lease rights-of-use assets	256	–
Accounts payable	1,052	94
Accrued expenses and other current liabilities	(122)	(147)
Operating lease liabilities	(267)	–
Deferred revenue	148	1
Net cash used in operating activities	(160)	(6,607)

Cash flows from investing activities:
Purchases of property and equipment	(77)	(57)
Deposits	8	(38)
Net cash used in investing activities	(69)	(95)

Cash flows from financing activities:
Proceeds from sale of common stock	–	957
Proceeds from exercise of common stock purchase warrants	–	–
Principal payments on capital leases	(13)	(72)
Principal payments on long-term debt	(228)	(210)
Net cash used in financing activities	(241)	675

Effect of exchange rate on cash and cash equivalents	13	9
Net decrease in cash and cash equivalents	(457)	(6,018)
Cash and cash equivalents, beginning of period	3,689	10,066
Cash and cash equivalents, end of period	$3,232	$4,048

Supplemental disclosure of cash flow information:
Cash paid for interest	$12	$19

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Series C Preferred Stock ($0.0001 par Value)		Common Stock ($0.0001 par Value)		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total

Balance March 31, 2019	1.55	$–	1,316,335	$2	$184,074	$(169,238)	$(4,349)	$10,489
Cumulative effect related to April 1, 2019 adoption of Accounting Standards Update (ASU) 2016-02, Leases (Topic 842)	–	–	–	–	–	(59)	–	(59)
Stock based compensation related to common stock restricted stock grants	–	–	1,669	–	29	–	–	29
Stock based compensation, net of forfeitures	–	–	–	–	396	–	–	396
Foreign currency translation adjustment	–	–	–	–	–	–	(96)	(96)
Net income (loss)	–	–	–	–	–	(488)	–	(488)
Balance, September 30, 2019	1.55	$–	1,318,004	$2	$184,499	$(169,785)	$(4,445)	$10,271

	Series C Preferred Stock ($0.0001 par Value)		Common Stock ($0.0001 par Value)		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total

Balance June 30, 2019	1.55	$–	1,317,170	$2	$184,366	$(168,582)	$(4,282)	$11,504
Stock based compensation related to common stock restricted stock grants	–	–	834	–	9	–	–	9
Stock based compensation, net of forfeitures	–	–	–	–	124	–	–	124
Foreign currency translation adjustment	–	–	–	–	–	–	(163)	(163)
Net income (loss)	–	–	–	–	–	(1,203)	–	(1,203)
Balance, September 30, 2019	1.55	$–	1,318,004	$2	$184,499	$(169,785)	$(4,445)	$10,271

	Series C Preferred Stock ($0.0001 par Value)		Common Stock ($0.0001 par Value)		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total

Balance March 31, 2018	–	$–	685,747	$1	$176,740	$(157,440)	$(3,975)	$15,326
Issuance of common stock in connection with December 8, 2017 At Market Issuance Sales Agreement, net of commissions, expenses and other offering costs	–	–	29,710	–	958	–	–	958
Stock based compensation related to common stock restricted stock grants	–	–	1,764	–	61	–	–	61
Issuance of common stock for service fees			2,736		59	–	–	59
Stock based compensation, net of forfeitures	–	–	–	–	811	–	–	811
Foreign currency translation adjustment	–	–	–	–	–	–	(152)	(152)
Net loss	–	–	–	–	–	(6,278)	–	(6,278)
Balance, September 30, 2018	–	$–	719,957	$1	$178,629	$(163,718)	$(4,127)	$10,785

	Series C Preferred Stock ($0.0001 par Value)		Common Stock ($0.0001 par Value)		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total

Balance June 30, 2018	–	$–	714,751	$1	$178,003	$(160,898)	$(4,477)	$12,629
Issuance of common stock in connection with December 8, 2017 At Market Issuance Sales Agreement, net of commissions, expenses and other offering costs	–	–	2,470	–	42	–	–	42
Stock based compensation related to common stock restricted stock grants	–	–	–	–	16	–	–	16
Issuance of common stock for service fees			2,736		59	–	–	59
Stock based compensation, net of forfeitures	–	–	–	–	509	–	–	509
Foreign currency translation adjustment	–	–	–	–	–	–	350	350
Net loss	–	–	–	–	–	(2,820)	–	(2,820)
Balance, September 30, 2018	–	$–	719,957	$1	$178,629	$(163,718)	$(4,127)	$10,785

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2019 and for the three and six months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of September 30, 2019, the condensed consolidated statements of comprehensive loss for the three and six months ended September 30, 2019 and 2018 and the cash flows for the six months ended September 30, 2019 and 2018 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented. The results for the three and six months ended September 30, 2019 are not necessarily indicative of results to be expected for the year ending March 31, 2020 or for any future interim period. The condensed consolidated balance sheet at March 31, 2019 has been derived from audited consolidated financial statements. These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended March 31, 2019, and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on July 1, 2019.

Note 2.	Liquidity and Financial Condition

The Company reported a net loss of $488,000 for the six months ended September 30, 2019. At September 30, 2019 and March 31, 2019, the Company’s accumulated deficit amounted to $169,785,000 and $169,238,000, respectively. The Company had working capital of $8,624,000 and $8,905,000 as of September 30, 2019 and March 31, 2019, respectively.

The Company expects to continue incurring losses for the foreseeable future and will need to raise additional capital to pursue its product development initiatives, to penetrate markets for the sale of its products and continue as a going concern. The Company cannot provide any assurances that it will be able to raise additional capital.

Management believes that the Company has access to additional capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means; however, the Company cannot provide any assurance that other new financings will be available on commercially acceptable terms, if needed. If the economic climate in the U.S. deteriorates, the Company’s ability to raise additional capital could be negatively impacted. If the Company is unable to secure additional capital, it may be required take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations. These measures could cause significant delays in the Company’s continued efforts to commercialize its products, which are critical to the realization of its business plan and the future operations of the Company. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

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

The computation of basic loss per share for the three and six months ended September 30, 2019 and 2018 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	September 30,
	2019	2018
Common stock to be issued upon vesting of restricted stock units	2,000	4,000
Common stock to be issued upon exercise of options	136,000	169,000
Common stock to be issued upon exercise of warrants	446,000	153,000
Common stock to be issued upon exercise of common stock units (1)	46,000	–
	630,000	326,000

 ______________

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

The Company considers customer purchase orders, which in some cases are governed by master sales agreements, to be contracts with a customer. For each contract, the Company considers the promise to transfer products, each of which are distinct, to be the identified performance obligations. In determining the transaction price the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which it expects to be entitled.

For all of its sales to non-consignment distribution channels, revenue is recognized when control of the product is transferred to the customer (i.e. when our performance obligation is satisfied), which typically occurs when title passes to the customer upon shipment but could occur when the customer receives the product based on the terms of the agreement with the customer.  For product sales to its value-added resellers, non-stocking distributors and end-user customers, the Company grants return privileges to its customers. The Company has a long history with its customers and is able to estimate the amount of product that will be returned.  Sales incentives and other programs that the Company may make available to these customers are considered to be a form of variable consideration and the Company maintains estimated accruals and allowances using the expected value method.

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

Revenue from testing contracts is recognized as tests are completed and a final report is sent to the customer.

Disaggregation of Revenue

The following table presents the Company’s disaggregated revenues by revenue source:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Product
Human Skin Care	$3,800,000	$4,074,000	$7,762,000	$7,628,000
Animal Skin Care	912,000	561,000	1,335,000	1,102,000
	4,712,000	4,635,000	9,097,000	8,730,000
Service	256,000	304,000	582,000	578,000
Total	$4,968,000	$4,939,000	$9,679,000	$9,308,000

Accounts Receivable

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts, and sales returns. Estimates for cash discounts and sales returns are based on analysis of contractual terms and historical trends.

The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Other factors that the Company considers include its existing contractual obligations, historical payment patterns of its customers and individual customer circumstances, an analysis of days sales outstanding by customer and geographic region, and a review of the local economic environment and its potential impact on government funding and reimbursement practices. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts represents probable credit losses of $33,000 and $24,000 at September 30, 2019 and March 31, 2019, respectively. Additionally, at September 30, 2019 and March 31, 2019 the Company has allowances of $274,000 and $443,000, respectively, related to potential discounts, returns, distributor fees and rebates. The allowances are included in Accounts Receivable, net in the accompanying condensed consolidated balance sheets.

Inventories

Inventories are stated at the lower of cost, cost being determined on a standard cost basis (which approximates actual cost on a first-in, first-out basis), or net realizable value.

Due to changing market conditions, estimated future requirements, age of the inventories on hand and production of new products, the Company regularly reviews inventory quantities on hand and records a provision to write down excess and obsolete inventory to its estimated net realizable value. The Company recorded a provision to reduce the carrying amounts of inventories to their net realizable value in the amount of $86,000 and $184,000 at September 30, 2019 and March 31, 2019, respectively, which is included in cost of product revenues on the Company’s accompanying condensed consolidated statements of comprehensive loss.

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

For a certain period after closing, Petagon shall have first refusal rights to acquire other certain marketing territories.

Note 5.	Condensed Consolidated Balance Sheets

Inventories

Inventories consist of the following:

	September 30,	March 31,
	2019	2019
Raw materials	$1,758,000	$1,766,000
Finished goods	1,340,000	1,643,000
	$3,098,000	$3,409,000

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

The Company elected the package of practical expedients permitted within the standard, which allow an entity to forgo reassessing (i) whether a contract contains a lease, (ii) classification of leases, and (iii) whether capitalized costs associated with a lease meet the definition of initial direct costs. Also, the Company elected the expedient allowing an entity to use hindsight to determine the lease term and impairment of ROU assets and the expedient to allow the Company to not have to separate lease and non-lease components. The Company has also elected the short-term lease accounting policy under which Sonoma would not recognize a lease liability or ROU asset for any lease that at the commencement date has a lease term of twelve months or less and does not include a purchase option that Sonoma is more than reasonably certain to exercise.

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

For operating leases, the lease liability is initially and subsequently measured at the present value of the unpaid lease payments. For finance leases, the lease liability is initially measured in the same manner and date as for operating leases, and is subsequently presented at amortized cost using the effective interest method. The Company generally uses its incremental borrowing rate as the discount rate for leases, unless an interest rate is implicitly stated in the lease. The present value of the lease payments is calculated using the incremental borrowing rate for operating and finance leases, which was determined using a portfolio approach based on the rate of interest that we would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. The lease term for all of the Company’s leases includes the noncancelable period of the lease plus any additional periods covered by either a Company option to extend the lease that the Company is reasonably certain to exercise, or an option to extend the lease controlled by the lessor. All ROU assets are reviewed for impairment.

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

The Company's operating leases are comprised primarily of facility leases. Finance leases are comprised primarily of vehicle leases. Balance sheet information related to our leases is presented below:

	September 30,	April 1,	March 31,
	2019	2019	2019
Operating leases:
Operating lease right-of-use assets	$1,178,000	$1,442,000	$–
Operating lease liabilities – current	362,000	497,000	–
Operating lease liabilities – non- current	865,000	1,005,000	–
Finance leases:
Property, plant and equipment	–	95,000	95,000
Current portion of capital leases	–	141,000	141,000

Other information related to leases is presented below:

	Three Months Ended September 30, 2019	Six Months Ended September 30, 2019
Lease cost
Operating lease cost	$148,000	$298,000

As of September 30, 2019
Other information:
Operating cash flows from operating leases	$309,000
Weighted-average remaining lease term – operating leases (in months)	49.7
Weighted-average discount rate – operating leases	6.00%

As of September 30, 2019, the annual minimum lease payments of our operating lease liabilities were as follows:

For Years Ending March 31,
2020 (excluding the six months ended September 30, 2019)	$259,000
2021	307,000
2022	270,000
2023	247,000
2024	223,000
Thereafter	83,000
Total future minimum lease payments, undiscounted	1,389,000
Less: imputed interest	(162,000)
Present value of future minimum lease payments	$1,227,000

Note 6.	Commitments and Contingencies

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

Employment Agreements

As of September 30, 2019, the Company had employment agreements in place with four of its key executives. Three of the executive employment agreements provide, among other things, for the payment of up to twelve months of severance compensation for terminations under certain circumstances. With respect to these agreements, at September 30, 2019, aggregated annual salaries would be $984,000 and potential severance payments to these key executives would be $684,000 if triggered.

Related Party Transactions

Effective September 25, 2019, Ms. Trombly was appointed the Interim Chief Executive Officer of the Company. Ms. Trombly is the owner of Trombly Business Law, PC which has been retained by the Company to advise on certain corporate and securities law matters. During the three and six months ended September 30, 2019, the Company received $97,000 and $181,000 in legal services from Trombly Business Law, PC, respectively. During the three and six months ended September 30, 2018, the Company received $101,000 and $204,000 in legal services from Trombly Business Law, PC, respectively.

Note 7.	Stockholders’ Equity

Authorized Capital

The Company is authorized to issue up to 24,000,000 shares of common stock with a par value of $0.0001 per share and 714,286 shares of convertible preferred stock with a par value of $0.0001 per share.

Note 8.	Stock-Based Compensation

Share-based awards compensation expense is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Cost of service revenue	$17,000	$30,000	$34,000	$65,000
Research and development	19,000	29,000	41,000	61,000
Selling, general and administrative	97,000	467,000	350,000	747,000
Total stock-based compensation	$133,000	$526,000	$425,000	$873,000

At September 30, 2019, there were unrecognized compensation costs of $257,000 related to stock options which is expected to be recognized over a weighted-average amortization period of 0.61 years.

At September 30, 2019, there were unrecognized compensation costs of $26,000 related to restricted stock which is expected to be recognized over a weighted-average amortization period of 1.71 years.

Stock options award activity is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at April 1, 2019	165,000	$72.88	–	–
Options granted	–	–	–	–
Options exercised	–	–	–	–
Options forfeited	(7,000)	30.72	–	–
Options expired	(22,000)	91.79	–	–
Outstanding at September 30, 2019	136,000	$71.96	4.14	$–
Exercisable at September 30, 2019	123,000	$73.72	3.76	$–

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock, or $5.76 per share at September 30, 2019.

Restricted stock award activity is as follows:

	Number of Shares	Weighted Average Award Date Fair Value per Share
Unvested restricted stock awards outstanding at April 1, 2019	4,000	$27.96
Restricted stock awards granted	–	–
Restricted stock awards vested	(2,000)	33.54
Restricted stock awards forfeited	–	–
Unvested restricted stock awards outstanding at September 30, 2019	2,000	$22.58

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

The following table presents the Company’s disaggregated product revenues by geographic region:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
United States	$2,207,000	$2,426,000	$4,694,000	$4,397,000
Latin America	935,000	997,000	1,589,000	2,076,000
Europe and Rest of the World	1,570,000	1,212,000	2,814,000	2,257,000
Total	$4,712,000	$4,635,000	$9,097,000	$8,730,000

The Company’s service revenues amounted to $256,000 and $304,000 for the three months ended September 30, 2019 and 2018, respectively.

The Company’s service revenues amounted to $582,000 and $578,000 for the six months ended September 30, 2019 and 2018, respectively.

Note 11.	Significant Customer Concentrations

For the three months ended September 30, 2019, one customer represented 16% of net revenue and one customer represented 18% of net revenue. For the three months ended September 30, 2018, one customer represented 15% of net revenue and one customer represented 13% of net revenue.

For the six months ended September 30, 2018, one customer represented 11% of net revenue and one customer represented 16% of net revenue. For the six months ended September 30, 2018, one customer represented 20% of net revenue and one customer represented 13% of net revenue.

At September 30, 2019, one customer represented 14%, of the net accounts receivable balance. At March 31, 2019, no customer represented more than 10% of the net accounts receivable balance.

Note 12.	Subsequent Events

Employment Agreement with our Interim Chief Executive Officer

On October 11, 2019, the Company entered into an employment agreement with Amy Trombly, the Company’s Interim Chief Executive Officer. The agreement is effective as of September 25, 2019, the date of her appointment and has a term of three months, subject to mutual extension by one-month increments. The Company agreed to pay Ms. Trombly a base salary of $25,000 per month, which will include legal services Ms. Trombly has traditionally provided to the Company. The Company will also provide standard medical, dental and vacation benefits. Certain legal services not provided by Ms. Trombly will continue to be billed by Trombly Business Law, PC. The Board also agreed that during her time as Interim Chief Executive Officer, Ms. Trombly may continue to represent other clients in her role as attorney. The employment agreement may be terminated by the Company upon ten days’ written notice or by Ms. Trombly upon thirty days’ written notice at any time and for any reason. Upon termination of employment, Ms. Trombly will be entitled to the accrued amounts and shall have no further rights to any compensation or any other benefits from the Company.

Employment Agreement with our Chief Financial Officer

On October 11, 2019, the Company entered into an employment agreement with John Dal Poggetto, the Company’s Chief Financial Officer. The agreement is effective as of September 25, 2019, the date of his appointment. The terms of the employment agreement provide for an annual salary of $230,000 and an annual bonus amount not to exceed 40% of his base salary to be determined by the Compensation Committee in its sole discretion. He will also receive an equity award in the amount of $100,000 as a signing bonus which has not been issued yet. The further details of such signing bonus award shall be determined by the Compensation Committee at a later date. Mr. Dal Poggetto also receives certain benefits, such as participation in the Company’s health and welfare plans, vacation, and reimbursement of expenses.

The employment agreement provides certain separation benefits in the event of termination without cause or resignation by Mr. Dal Poggetto for good reason, as such terms are defined in the employment agreement. In the event Mr. Dal Poggetto is terminated without cause or resigns for good reason, he is entitled to:

•	a lump sum severance payment equal to one time his base salary;

•	a bonus, as determined by the Compensation Committee, however the Compensation Committee may decide to grant no bonus;

•	automatic vesting of all unvested time-based options and equity awards and exercisability of awards for up to 12 months;

•	vesting of performance-based equity compensation awards in accordance with the terms of the awards, if the performance goals are satisfied, such determination to be in the sole discretion of the Compensation Committee; and

•	reimbursement for health care premiums under COBRA until the earliest of: (i) three months following the date of termination; (ii) the date he is no longer eligible to receive COBRA continuation coverage; or (iii) until he becomes eligible for medical insurance coverage provided by another employer.

Mr. Dal Poggetto may terminate his employment for any reason upon at least 30 days prior written notice. Receipt of the termination benefits described above is contingent on executing a general release of claims against our Company, resignation from any and all directorships and every other position held by the executive with our Company or any of our subsidiaries, and the executive’s return to the Company of all Company property received from or on account of the Company or any of its affiliates by him. In addition, Mr. Dal Poggetto will not be entitled to such benefits if he does not comply with the non-competition, non-disparagement and invention assignment provisions of his employment agreement during the term of employment or the confidentiality provisions of the employment agreement, whether during or after the term of his employment. These provisions apply during the term of employment and for two years following termination.

Departure of Director

On October 8, 2019, Mr. Frederick Sandford notified the Company’s Board of Directors of his resignation as a director.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as of September 30, 2019 and our audited consolidated financial statements for the year ended March 31, 2019 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 1, 2019.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

Total revenues for the three months ended September 30, 2019 of $4,968,000 increased by $29,000, or 1%, as compared to $4,939,000 for the three months ended September 30, 2018. Product revenues for the three months ended September 30, 2019 of $4,712,000 increased by $77,000, or 2%, as compared to $4,635,000 for the three months ended September 30, 2018. This increase was primarily the result of growth in product revenue of $358,000, or 30%, in Europe and Rest of World, offset by a decrease of $219,000, or 9% in the United States, and a decrease of product revenue of $62,000, or 6%, in Latin America.

Product revenues in the United States for the three months ended September 30, 2019 of $2,207,000 decreased by $219,000, or 9%, as compared to $2,426,000 for the three months ended September 30, 2018. This decrease was mostly the result of a decrease of $39,000, or 9%, in sales of our acute care products and a decrease of $474,000, or 32%, in sales of our dermatology products, partly offset by an increase of $294,000, or 59%, increase in sales of our animal health care products.

As a result of the asset purchase agreement and arrangement we entered into on October 27, 2016 with Invekra, we will continue to supply Invekra with product at a reduced price until they set up their manufacturing facility. We expect our revenues in Latin America will decrease significantly once Invekra has set up their manufacturing facility. During the three months ended September 30, 2019, we reported $935,000 of Latin America product revenue related to Invekra as compared to $749,000 during the three months ended September 30, 2018.

Product revenue in Europe and the Rest of the World for the three months ended September 30, 2019 of $1,570,000 increased by $358,000, or 30%, as compared to $1,212,000 for the three months ended September 30, 2018. This increase was mostly the result of increases in Europe and India, partly offset by decreases in the Middle East, Far East and New Zealand.

The following table shows our product revenues by geographic region:

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
United States	$2,207,000	$2,426,000	$(219,000)	(9)%
Latin America	935,000	997,000	(62,000)	(6)%
Europe and Rest of the World	1,570,000	1,212,000	358,000	30%
Total	$4,712,000	$4,635,000	$77,000	2%

Service revenues for the three months ended September 30, 2019 of $256,000 decreased by $48,000, or 16%, when compared to $304,000 in the prior period. The decrease was primarily the result of fewer laboratory tests and services in the United States.

Gross Profit

For the three months ended September 30, 2019, we reported total revenues of $4,968,000 and total cost of revenues of $2,674,000, resulting in total gross profit of $2,294,000 or 46% of total revenues, compared to a gross profit of $2,427,000 or 49% of total revenues, for the same period in the prior year.

For the three months ended September 30, 2019, we reported product revenues of $4,712,000 and cost of product revenues of $2,551,000, resulting in product gross profit of $2,161,000, or 46% of product revenues, compared to product gross profit of $2,322,000, or 50% of product revenues, for the same period in the prior year. The decrease in gross profit as a percentage of product revenues was primarily due to an increase in rebate costs in the current period and product mix.

For the three months ended September 30, 2019, we reported service revenues of $256,000 and cost of service revenues of $123,000, resulting in service gross profit of $133,000, or 52% of service revenues, compared to service gross profit of $105,000, or 35% of service revenues, for the same period in the prior year.

Research and Development Expense

Research and development expenses for the three months ended September 30, 2019 of $270,000 decreased by $120,000, or 31%, as compared to $390,000 for the three months ended September 30, 2018. The decrease is primarily the result of lower salaries and benefits in the current period.

Selling, General and Administrative Expense

Selling, general and administrative expenses for the three months ended September 30, 2019 of $3,226,000 decreased by $1,463,000, or 31%, when compared to $4,689,000 for the three months ended September 30, 2018. The decrease in selling, general and administrative expenses was primarily the result of certain cost savings measures implemented during fiscal year 2019, including a reduction in headcount.

Interest Expense

Interest expense for the three months ended September 30, 2019 of $2,000 decreased by $5,000 when compared to $7,000 for the three months ended September 30, 2018. The decrease in interest expense relates primarily to capital leases.

Interest Income

Interest income for the three months ended September 30, 2019 of $42,000 decreased by $5,000 when compared to $47,000 for the three months ended September 30, 2018. The decrease in interest income primarily relates to a discount on deferred revenue from our agreement with Invekra.

Other Expense

Other expense for the three months ended September 30, 2019 of $41,000 decreased by $167,000, or 80% when compared to other expense of $208,000 for the three months ended September 30, 2018. The decrease in other expense relates primarily to fluctuations in foreign exchange and state franchise taxes.

Net Loss

Net Loss for the three months ended September 30, 2019 of $1,203,000 decreased by $1,617,000, or 57%, when compared to net loss of $2,820,000 for the three months ended September 30, 2018. The decrease in net loss is due to a decrease in operating expenses of $1,583,000, or 31%, as a result of certain cost savings measures implemented during fiscal year 2019 including a reduction in headcount.

Comparison of the Six Months Ended September 30, 2019 and 2018

Total revenues for the six months ended September 30, 2019 of $9,679,000 increased by $371,000, or 4%, as compared to $9,308,000 for the six months ended September 30, 2018. Product revenues for the six months ended September 30, 2019 of $9,097,000 increased by $367,000, or 4%, as compared to $8,730,000 for the six months ended September 30, 2018. This increase was primarily the result of growth in product revenue of $557,000, or 25%, in Europe and the Rest of the World, an increase of product revenue of $297,000, or 7%, in the United States and a decrease of product revenue of $487,000 or 23% in Latin America.

Product revenues in the United States for the six months ended September 30, 2019 of $4,694,000 increased by $297,000, or 7%, as compared to $4,397,000 for the six months ended September 30, 2018. This increase was mostly the result of a $186,000, or 21%, increase in sales of our animal health care products, an increase of $34,000, or 4%, in sales of our acute care products and an increase of $77,000 or 3%, in sales of our dermatology products.

As a result of the asset purchase agreement and arrangement we entered into on October 27, 2016 with Invekra, we will continue to supply Invekra with product at a reduced price until they set up their manufacturing facility. We expect our revenues in Latin America will decrease significantly once Invekra has set up their manufacturing facility. During the six months ended September 30, 2019, we reported $1,589,000 of Latin America product revenue related to Invekra as compared to $1,828,000 during the six months ended September 30, 2018.

Product revenue in Europe and the Rest of the World for the six months ended September 30, 2019 of $2,814,000 increased by $557,000, or 25%, as compared to $2,257,000 for the six months ended September 30, 2018. This increase was mostly the result of increased revenues in Europe of $198,000, or 21%, due to the addition of new customers and combined increases of $274,000, or 41%, in China and Singapore.

The following table shows our product revenues by geographic region:

	Six Months Ended September 30,
	2019	2018	$ Change	% Change
United States	$4,694,000	$4,397,000	$297,000	7%
Latin America	1,589,000	2,076,000	(487,000)	(23)%
Europe and Rest of the World	2,814,000	2,257,000	557,000	25%
Total	$9,097,000	$8,730,000	$367,000	4%

Service revenues for the six months ended September 30, 2019 of $582,000 increased by $4,000, or 1%, when compared to $578,000 in the prior period. The increase was primarily the result of higher laboratory tests and services in the United States and Invekra serive fees in Mexico.

Gross Profit

For the six months ended September 30, 2019, we reported total revenues of $9,679,000 and total cost of revenues of $5,018,000, resulting in total gross profit of $4,661,000 or 48% of total revenues, compared to a gross profit of $4,158,000 or 45% of total revenues, for the same period in the prior year.

For the six months ended September 30, 2019, we reported product revenues of $9,097,000 and cost of product revenues of $4,753,000, resulting in product gross profit of $4,344,000, or 48% of product revenues, compared to product gross profit of $3,993,000, or 46% of product revenues, for the same period in the prior year.

For the six months ended September 30, 2019, we reported service revenues of $582,000 and cost of service revenues of $265,000, resulting in service gross profit of $317,000, or 54% of service revenues, compared to service gross profit of $165,000, or 29% of service revenues, for the same period in the prior year.

Research and Development Expense

Research and development expenses for the six months ended September 30, 2019 of $608,000 decreased by $132,000 or 18% as compared to $740,000 for the six months ended September 30, 2018. The decrease is primarily the result of lower salaries and benefits in the current period.

Selling, General and Administrative Expense

Selling, general and administrative expenses for the six months ended September 30, 2019 of $6,985,000 decreased by $2,637,000, or 27%, when compared to $9,622,000 for the six months ended September 30, 2018. The decrease in selling, general and administrative expenses was primarily the result of certain cost savings measures implemented during fiscal year 2019 including a reduction in headcount.

Interest Expense

Interest expense for the six months ended September 30, 2019 of $12,000 decreased by $7,000 when compared to $19,000 for the six months ended September 30, 2018. The decrease in interest expense relates primarily to capital leases.

Interest Income

Interest income for the six months ended September 30, 2019 of $84,000 decreased by $18,000 when compared to $102,000 for the six months ended September 30, 2018. The decrease in interest income primarily relates to a discount on deferred revenue from our agreement with Invekra.

Gain on Sale of Petagon Assets

For the nine months ended September 30, 2019, we reported income related to the sale of certain assets to Petagon in the amount of $2,472,000.

Other Expense

Other income for the six months ended September 30, 2019 of $100,000 decreased by $57,000 when compared to other expense of $157,000 for the six months ended September 30, 2018. The decrease in other expense relates primarily to fluctuations in foreign exchange and state franchise taxes.

Net Loss

Net loss for the six months ended September 30, 2019 of $488,000 decreased by $5,790,000, when compared to net loss of $6,278,000 for the six months ended September 30, 2018. The decrease in net loss is due to a decrease in operating loss of $3,272,000 as a result of an increase in gross profit of $503,000 and a decrease in operating expenses of $2,769,000 primarily due to certain cost savings measures implemented during fiscal year 2019. Additionally, for the six months ended September 30, 2019, we reported income related to the sale of certain assets to Petagon in the amount of $2,472,000.

Liquidity and Capital Resources

We reported a net loss of $488,000 for the six months ended September 30, 2019. At September 30, 2019 and March 31, 2019, our accumulated deficit amounted to $169,785,000 and $169,238,000, respectively. We had working capital of $8,624,000 and $8,905,000 as of September 30, 2019 and March 31, 2019, respectively.

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

Sources of Liquidity

As of September 30, 2019, we had cash and cash equivalents of $3,232,000. Since our inception, substantially all of our operations have been financed through sales of equity securities. Other sources of financing that we have used to date include our revenues, as well as various loans and the sale of certain Latin American assets to Invekra and Petagon.

Since October 1, 2017, substantially all of our operations have been financed through the following transactions:

•	net proceeds of $1,925,000 received from the sale of common stock through our At Market Issuance Sales Agreement dated December 8, 2017;
•	net proceeds of $4,500,000 received from the sale of common stock through a registered direct offering which closed on March 6, 2018;
•	net proceeds of $4,743,000 received from the sale of common stock and preferred stock units through a public offering which closed on November 21, 2018 and;
•	proceeds of $2,700,000 received from the sale of certain assets to Petagon.

Cash Flows

As of September 30, 2019, we had cash and cash equivalents of $3,232,000, compared to $3,689,000 as of March 31, 2019.

Net cash used in operating activities during the six months ended September 30, 2019 was $160,000, primarily due to our net loss of $488,000 offset by non-cash stock compensation of $425,000 in the period. Additionally, we had an increase in accounts payable of $1,052,000 and a decrease in accounts receivable of $1,283,000.

Net cash used in operating activities during the six months ended September 30, 2018 was $6,607,000, primarily due to our net loss of $6,278,000 offset by non-cash stock compensation of $932,000 in the period. Additionally, we had an increase in accounts receivable of $1,456,000 related an increase in sales.

Net cash used in investing activities was $69,000 for six months ended September 30, 2019, primarily related to the purchase of equipment.

Net cash used in investing activities was $95,000 for six months ended September 30, 2018, primarily related to the purchase of equipment.

Net cash used by financing activities was $241,000 for the six months ended September 30, 2019 related to principal payments on debt and capital leases.

Net cash provided by financing activities was $675,000 for the six months ended September 30, 2018 related to net proceeds from the sale of common stock of $957,000 offset by principal payments on debt and capital leases of $282,000.

Material Trends and Uncertainties

Consistent with other pharmaceutical companies in the United States, we experience seasonal fluctuations in the first quarter of each year, or our fourth fiscal quarter. This decrease in sales of pharmaceutical products is due to patients facing the need to satisfy health insurance deductibles which are reset at the beginning of each year and adjusting to changing copays.

Healthcare providers and insurers heavily influence the price patients pay for our products. Generally, insurers cover a lower percentage of our products compared to other medical products making our products seem relatively more expensive than other medical care. As a result, to remain competitive, we offer rebates on our products directly to patients. Most patients use these rebates to make our products more affordable. While we believe these rebates are necessary for many patients to buy our products and without them our revenues would likely decline, the impact of rebates on our bottom line has been significant. For example, in the six months ended September 30, 2019, dermatology rebates amounted to $1,742,000.

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

During the three and six months ended September 30, 2019, revenue from sales to our Latin America partner amounted to approximately 18% and 16%, respectively, of our total revenue. We will continue to supply products at a reduced price from list prices to Invekra pursuant to our contractual obligations for a transition period until, at the latest, October 27, 2020, while Invekra builds its own manufacturing lines. However, we expect that our future revenues from Latin American sales will be substantially reduced.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Other than as described below there have been no material changes from risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended March 31, 2019, as filed with the SEC July 1, 2019.

Our Petaluma facility is subject to power outages, both planned and unplanned, which interrupt our business and could harm our operating results.

A disruption or failure of our business and operations because of planned and unplanned power outages could disrupt or cause delays in performing critical functions of our business. Our corporate headquarters, a portion of our research and development activities, substantially all of our U.S. manufacturing, and other essential business operations are in Petaluma, California. Due to the high wildfire risk, electric companies have preemptively shut down the electric grid for over 800,000 utility customers in Northern California. Any such power outages could disrupt any of our critical business or manufacturing and harm our ability to conduct normal business operations. We have obtained business interruption insurance, but such insurance may not cover all expenses associated with the complete shut-down of our Petaluma facility.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2019, we did not issue unregistered securities.

Item 3.	Default Upon Senior Securities

We did not default upon any senior securities during the quarter ended September 30, 2019.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Employment Agreement with our Interim Chief Executive Officer

On October 11, 2019, we entered into an employment agreement with Amy Trombly, our Interim Chief Executive Officer. The agreement is effective as of September 25, 2019, the date of her appointment and has a term of three months, subject to mutual extension by one-month increments. We agreed to pay Ms. Trombly a base salary of $25,000 per month, which will include legal services Ms. Trombly has traditionally provided to the Company, and to provide standard medical, dental and vacation benefits. Certain legal services not provided by Ms. Trombly will continue to be billed by Trombly Business Law, PC. The Board also agreed that during her time as Interim Chief Executive Officer, Ms. Trombly may continue to represent other clients in her role as attorney. The employment agreement may be terminated by us upon ten days’ written notice or by Ms. Trombly upon thirty days’ written notice at any time and for any reason. Upon termination of employment, Ms. Trombly will be entitled to the accrued amounts and shall have no further rights to any compensation or any other benefits from Sonoma.

Employment Agreement with our Chief Financial Officer

On October 11, 2019, we entered into an employment agreement with John Dal Poggetto, our Chief Financial Officer. The agreement is effective as of September 25, 2019, the date of his appointment. The terms of the employment agreement provide for an annual salary of $230,000 and an annual bonus amount not to exceed 40% of his base salary to be determined by the Compensation Committee in its sole discretion. He will also receive an equity award in the amount of $100,000 as a signing bonus which has not been issued yet. The further details of such signing bonus award shall be determined by the Compensation Committee at a later date. Mr. Dal Poggetto also receives certain benefits, such as participation in our health and welfare plans, vacation, and reimbursement of expenses.

The employment agreement provides certain separation benefits in the event of termination without cause or resignation by Mr. Dal Poggetto for good reason, as such terms are defined in the employment agreement. In the event Mr. Dal Poggetto is terminated without cause or resigns for good reason, he is entitled to:

•	a lump sum severance payment equal to one time his base salary;

•	a bonus, as determined by the Compensation Committee, however the Compensation Committee may decide to grant no bonus;

•	automatic vesting of all unvested time-based options and equity awards and exercisability of awards for up to 12 months;

•	vesting of performance-based equity compensation awards in accordance with the terms of the awards, if the performance goals are satisfied, such determination to be in the sole discretion of the Compensation Committee; and

•	reimbursement for health care premiums under COBRA until the earliest of: (i) three months following the date of termination; (ii) the date he is no longer eligible to receive COBRA continuation coverage; or (iii) until he becomes eligible for medical insurance coverage provided by another employer.

Mr. Dal Poggetto may terminate his employment for any reason upon at least 30 days prior written notice. Receipt of the termination benefits described above is contingent on executing a general release of claims against our Company, resignation from any and all directorships and every other position held by the executive with our Company or any of our subsidiaries, and the executive’s return to our Company of all Company property received from or on account of our Company or any of our affiliates by him. In addition, Mr. Dal Poggetto will not be entitled to such benefits if he does not comply with the non-competition, non-disparagement and invention assignment provisions of his employment agreement during the term of employment or the confidentiality provisions of the employment agreement, whether during or after the term of his employment. These provisions apply during the term of employment and for two years following termination.

Departure of Director

On October 8, 2019, Mr. Frederick Sandford notified our Board of Directors of his resignation as a director.

Item 6.	Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., effective January 30, 2006 (included as exhibit 3.1 of the Company’s Annual Report on Form 10-K filed June 20, 2007, and incorporated herein by reference).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., effective October 22, 2008 (included as exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 21, 2008, and incorporated herein by reference).
3.4	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective March 29, 2013 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 22, 2013, and incorporated herein by reference).
3.5	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective December 4, 2014 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 8, 2014, and incorporated herein by reference).
3.6	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective October 22, 2015 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 27, 2015, and incorporated herein by reference).
3.7	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective June 24, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 28, 2016, and incorporated herein by reference).
3.8	Certificate of Amendment of Restated Certificate of Incorporation of Sonoma Pharmaceuticals, Inc., as amended, effective December 6, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 7, 2016, and incorporated herein by reference).
3.9	Amended and Restated Bylaws, as amended, of Sonoma Pharmaceuticals, Inc., effective December 6, 2016 (included as exhibit 3.2 to the Company’s Current Report on Form 8-K filed December 7, 2016, and incorporated herein by reference).
3.10	Certificate of Designation of Preferences, Rights and Limitations of Series A 0% Convertible Preferred Stock, filed with the Delaware Secretary of State on April 24, 2012 (included as exhibit 4.2 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).
3.11	Certificate of Designation of Series B Preferred Stock, effective October 18, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 21, 2016, and incorporated herein by references).
3.12	Certificate of Amendment of Restated Certificate of Incorporation of Sonoma Pharmaceuticals, Inc., as amended, effective June 19, 2019 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 19, 2019, and incorporated herein by reference).
4.1	Specimen Common Stock Certificate (included as exhibit 4.1 to the Company’s Annual Report on Form 10-K filed June 28, 2017, and incorporated herein by reference).
4.2	Form of Series A Common Stock Purchase Warrant for February 2014 offering (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 26, 2014 and incorporated herein by reference).
4.3	Warrant Agreement, including Form of Warrant entered into by and between Oculus Innovative Sciences, Inc. and Computershare, Inc. and Computershare Trust Company, N.A., dated January 20, 2015 (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.4	Underwriters Warrant issued to Maxim Partners LLC on January 26, 2015 (included as exhibit 4.2 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).

4.5	Underwriters Warrant issued to Robert D. Keyser, Jr. on January 26, 2015 (included as exhibit 4.3 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.6	Underwriters Warrant issued to R. Douglas Armstrong on January 26, 2015 (included as exhibit 4.4 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.7	Underwriters Warrant issued to Dawson James Securities, Inc. on January 26, 2015 (included as exhibit 4.5 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.8	Underwriters Warrant issued to Dawson James Securities, Inc. on January 26, 2015 (included as exhibit 4.6 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.9	Section 382 Rights Agreement, dated as of October 18, 2016, between Oculus Innovative Sciences, Inc. and Computershare Inc., which includes the Form of Certificate of Designation of Series B Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 21, 2016, and incorporated herein by reference).
4.10	Form of Placement Agent Warrant granted to Dawson James Securities, Inc. and The Benchmark Company, LLC in connection with the March 2, 2018 public offering, dated March 6, 2018 (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 6, 2018, and incorporated herein by reference).
10.1	Form of Indemnification Agreement between Oculus Innovative Sciences, Inc. and its officers and directors (included as exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.2	Office Lease Agreement, dated October 26, 1999, between Oculus Innovative Sciences, Inc. and RNM Lakeville, L.P. (included as exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.3	Amendment No. 1 to Office Lease Agreement, dated September 15, 2000, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.4	Amendment No. 2 to Office Lease Agreement, dated July 29, 2005, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.5	Amendment No. 3 to Office Lease Agreement, dated August 23, 2006, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.6	Office Lease Agreement, dated May 18, 2006, between Oculus Technologies of Mexico, S.A. de C.V. and Antonio Sergio Arturo Fernandez Valenzuela (translated from Spanish) (included as exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.7	Office Lease Agreement, dated July 2003, between Oculus Innovative Sciences, B.V. and Artikona Holding B.V. (translated from Dutch) (included as exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.8	Form of Director Agreement (included as exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.9	Amended and Restated Oculus Innovative Sciences, Inc. 2006 Stock Incentive Plan and related form stock option plan agreements (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 2, 2007, and incorporated herein by reference).
10.10	Amendment No. 4 to Office Lease Agreement, dated September 13, 2007, by and between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as exhibit 10.43 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).
10.11	Amendment to Office Lease Agreement, effective February 15, 2008, by and between Oculus Innovative Sciences Netherlands B.V. and Artikona Holding B.V. (translated from Dutch) (included as exhibit 10.44 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).
10.12	Amendment No. 5 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and RNM Lakeville, LLC, dated May 18, 2009 (included as exhibit 10.54 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).

10.13	Amendment No. 6 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and RNM Lakeville, L.P., dated April 26, 2011 (included as exhibit 10.52 to the Company’s Annual Report on Form 10-K filed June 3, 2011, and incorporated herein by reference).
10.14	Oculus Innovative Sciences, Inc. 2011 Stock Incentive Plan (included as exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2011, and incorporated herein by reference).
10.15	Amendment No. 7 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and 1125-1137 North McDowell, LLC, dated October 10, 2012 (included as exhibit 10.58 to the Company’s Quarterly Report on Form 10-Q filed November 8, 2012, and incorporated herein by reference).
10.16	Underwriting Agreement entered into by and between Oculus Innovative Sciences, Inc. and Maxim Group LLC as representative of the underwriters named on Schedule A thereto, dated January 20, 2015 (included as exhibit 1.1 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
10.17†	Exclusive Sales and Distribution Agreement, dated November 6, 2015, by and between Oculus Innovative Sciences, Inc. and Manna Pro Products, LLC (included as exhibit 10.1 to the Company’s 8-K filed March 23, 2016 and incorporated herein by reference).
10.18†	Asset Purchase Agreement dated October 27, 2016, between Oculus Innovative Sciences, Inc. and Invekra, S.A.P.I de C.V. (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 31, 2016, and incorporated herein by reference).
10.19†	Amendment Agreement to Acquisition Option dated October 27, 2016, by and between More Pharma Corporation S. de R.L. de C.V. and Oculus Technologies of Mexico, S.A. de C.V. (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 31, 2016, and incorporated herein by reference).
10.20	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Bruce Thornton, dated November 30, 2016 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 1, 2016, and incorporated herein by reference).
10.21	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Robert Northey, dated November 30, 2016 (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 1, 2016, and incorporated herein by reference).
10.22†	Distribution Agreement by and between Sonoma Pharmaceuticals, Inc. and G. Pohl-Boskamp GmbH & Co. KG, dated April 13, 2016 (included as Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on June 28, 2017, and incorporated herein by reference).
10.23	Amendment No. 8 to Office Lease Agreement by the between Oculus Innovative Sciences, Inc. and SSCOP Properties LLC, dated June 23, 2016 (included as Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on June 28, 2017, and incorporated herein by reference).
10.24	At Market Issuance Sales Agreement, dated December 8, 2017, by and between Sonoma Pharmaceuticals, Inc. and B. Riley FBR, Inc. (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 8, 2017, and incorporated herein by reference).
10.25	Placement Agency Agreement entered into by and between Sonoma Pharmaceuticals, Inc. and Dawson James Securities, Inc. as representative of the placement agents, dated March 2, 2018 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 6, 2018, and incorporated herein by reference).
10.26	Securities Purchase Agreement entered into by and between Sonoma Pharmaceuticals, Inc. and Montreux Equity Partners V, L.P., dated March 1, 2018 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 6, 2018, and incorporated herein by reference).
10.27†	Exclusive License and Distribution Agreement entered into by and between Sonoma Pharmaceuticals, Inc. and EMS.S.A., dated June 4, 2018 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 5, 2018, and incorporated herein by reference).
10.28	Commercial Lease (Georgia office) by and between Sonoma Pharmaceuticals, Inc. and PMR Holdings, LLC, dated May 1, 2018 (included as exhibit 10.39 to the Company’s annual report on Form 10-K filed on June 26, 2018, and incorporated herein by reference).
10.29	Placement Agency Agreement entered into by and between Sonoma Pharmaceuticals, Inc. and Dawson James Securities, Inc., dated November 16, 2018 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 21, 2018, and incorporated herein by reference).
10.30	Warrant Agency Agreement entered into by and among Sonoma Pharmaceuticals, Inc., Computershare, Inc. and Computershare Trust Company, N.A., dated November 21, 2018 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 21, 2018, and incorporated herein by reference).
10.31	Employment Agreement entered into by and between Sonoma Pharmaceuticals, Inc. and Frederick Sandford, dated December 11, 2018 (included as exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 14, 2018, and incorporated herein by reference).
10.32⸸+	Asset Purchase Agreement dated May 14, 2019, between Sonoma Pharmaceuticals, Inc. and Petagon, Ltd. (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 22, 2019, and incorporated herein by reference).

10.33	Employment Agreement between Sonoma Pharmaceuticals, Inc. and Amy Trombly, effective September 25, 2019 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 15, 2019, and incorporated herein by reference).
10.34	Employment Agreement between Sonoma Pharmaceuticals, Inc. and John Dal Poggetto, effective September 25, 2019 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 15, 2019, and incorporated herein by reference).
14.1	Code of Business Conduct (included as Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on January 23, 2017, and incorporated herein by reference).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
†	Confidential treatment has been granted with respect to certain portions of this agreement.
⸸	Certain portions of the exhibit have been omitted to preserve the confidentiality of such information. The Company will furnish copies of any such information to the SEC upon request.
+	The schedules to the exhibit have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any such schedules to the SEC upon request.

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

SONOMA PHARMACEUTICALS, INC.

Date: November 14, 2019	By:	/s/ Amy Trombly
Amy Trombly
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2019	By:	/s/ John Dal Poggetto
John Dal Poggetto
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

