Form 10-Q
period 2019-12-31
Sonoma Pharmaceuticals, Inc.
filed 2020-02-14
CIK 1367083

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

or

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

(707) 283-0550

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.0001 par value	SNOA	The Nasdaq Stock Market LLC
(Title of Each Class)	(Trading Symbol(s))	(Name of Each Exchange on Which Registered)

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

As of February 12, 2020, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 1,777,483.

SONOMA PHARMACEUTICALS, INC.

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,	March 31,
	2019	2019
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$3,727	$3,689
Accounts receivable, net	5,029	3,481
Inventories	2,825	3,409
Prepaid expenses and other current assets	2,048	1,694
Current portion of deferred consideration, net of discount	229	223
Total current assets	13,858	12,496
Operating lease right-of-use assets	1,057	–
Property and equipment, net	483	727
Deferred consideration, net of discount, less current portion	1,025	1,103
Other assets	73	122
Total assets	$16,496	$14,448

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,159	$1,255
Accrued expenses and other current liabilities	1,423	1,501
Deferred revenue	228	47
Deferred revenue Invekra	57	55
Operating lease liabilities	291	–
Current portion of long-term debt	–	322
Current portion of capital leases	–	141
Common Stock liability	–	270
Total current liabilities	4,158	3,591
Operating lease liabilities non-current	807	–
Long-term deferred revenue Invekra	322	356
Long-term debt, less current portion	–	12
Total liabilities	5,287	3,959

Commitments and Contingencies (Note 6)	–	–
Stockholders’ Equity
Convertible preferred stock, $0.0001 par value; 714,286 shares authorized at December 31, 2019 and March 31, 2019 respectively; 1.55 shares issued and outstanding at December 31, 2019 and March 31, 2019 respectively	–	–
Common stock, $0.0001 par value; 24,000,000 shares authorized at December 31, 2019 and March 31, 2019, respectively, 1,777,483 and 1,316,335 shares issued and outstanding at December 31, 2019 and March 31, 2019, respectively	2	2
Additional paid-in capital	186,257	184,074
Accumulated deficit	(170,869)	(169,238)
Accumulated other comprehensive loss	(4,181)	(4,349)
Total stockholders’ equity	11,209	10,489
Total liabilities and stockholders’ equity	$16,496	$14,448

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018

Revenues
Product	$4,381	$5,045	$13,478	$13,775
Service	297	235	879	813
Total revenues	4,678	5,280	14,357	14,588
Cost of revenues
Product	2,394	2,269	7,147	7,006
Service	126	164	391	577
Total cost of revenues	2,520	2,433	7,538	7,583
Gross profit	2,158	2,847	6,819	7,005
Operating expenses
Research and development	248	451	856	1,191
Selling, general and administrative	2,892	4,746	9,877	14,368
Total operating expenses	3,140	$5,197	10,733	15,559
Loss from operations	(982)	(2,350)	(3,914)	(8,554)
Interest expense	(1)	(7)	(13)	(26)
Interest income	33	37	117	139
Other (expense) income	(134)	22	(234)	(135)
Gain on sale of assets (Note 4)	–	–	2,472	–
Net loss	(1,084)	(2,298)	(1,572)	(8,576)

Net loss per share: basic and diluted	$(0.72)	$(2.37)	$(1.14)	$(10.79)
Weighted-average number of shares used in per common share calculations: basic and diluted	1,500	971	1,378	795
Other comprehensive loss
Net loss	$(1,084)	$(2,298)	$(1,572)	$(8,576)
Foreign currency translation adjustments	264	(291)	168	(443)
Comprehensive loss	$(820)	$(2,589)	$(1,404)	$(9,019)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended December 31,
	2019	2018

Cash flows from operating activities
Net loss	$(1,572)	$(8,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	212	347
Stock-based compensation	537	1,275
Service provider fees settled with common stock	–	59
Changes in operating assets and liabilities:
Accounts receivable	(1,506)	(1,628)
Inventories	630	(514)
Prepaid expenses and other current assets	(214)	75
Operating lease rights-of-use assets	384	–
Accounts payable	884	(150)
Accrued expenses and other current liabilities	(86)	150
Operating lease liabilities	(402)	–
Deferred revenue	133	(9)
Net cash used in operating activities	(1,000)	(8,971)

Cash flows from investing activities:
Purchases of property and equipment	(86)	(86)
Deposits	50	(37)
Net cash used in investing activities	(36)	(123)

Cash flows from financing activities:
Net proceeds from sale of common stock in connection with at market issuances	1,376	957
Proceeds from sale of common stock and preferred stock units	–	4,742
Proceeds from common stock liability	–	270
Principal payments on capital leases	(13)	(109)
Principal payments on long-term debt	(334)	(288)
Net cash provided by financing activities	1,029	5,572

Effect of exchange rate on cash and cash equivalents	45	(48)
Net decrease in cash and cash equivalents	38	(3,570)
Cash and cash equivalents, beginning of period	3,689	10,066
Cash and cash equivalents, end of period	$3,727	$6,496

Supplemental disclosure of cash flow information:
Cash paid for interest	$1	$26

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Series C Preferred Stock ($0.0001 par Value)		Common Stock ($0.0001 par Value)		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total

Balance March 31, 2019	1.55	$–	1,316,335	$2	$184,074	$(169,238)	$(4,349)	$10,489
Cumulative effect related to April 1, 2019 adoption of Accounting Standards Update (ASU) 2016-02, Leases (Topic 842)	–	–	–	–	–	(59)	–	(59)
Issuance of common stock in connection with November 29, 2019 offering, net of offering costs	–	–	446,577	–	1,376	–	–	1,376
Reclassification of stock liability to equity	–	–	12,556	–	270	–	–	270
Stock based compensation related to common stock restricted stock grants	–	–	2,015	–	35	–	–	35
Stock based compensation, net of forfeitures	–	–	–	–	502	–	–	502
Foreign currency translation adjustment	–	–	–	–	–	–	168	168
Net income (loss)	–	–	–	–	–	(1,572)	–	(1,572)
Balance, December 31, 2019	1.55	$–	1,777,483	$2	$186,257	$(170,869)	$(4,181)	$11,209

	Series C Preferred Stock ($0.0001 par Value)		Common Stock ($0.0001 par Value)		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total

Balance September 30, 2019	1.55	$–	1,318,004	$2	$184,499	$(169,785)	$(4,445)	$10,271
Issuance of common stock in connection with November 29, 2019 offering, net of offering costs	–	–	446,577	–	1,376	–	–	1,376
Reclassification of stock liability to equity	–	–	12,556	–	270	–	–	270
Stock based compensation related to common stock restricted stock grants	–	–	346	–	6	–	–	6
Stock based compensation, net of forfeitures	–	–	–	–	106	–	–	106
Foreign currency translation adjustment	–	–	–	–	–	–	264	264
Net income (loss)	–	–	–	–	–	(1,084)	–	(1,084)
Balance, December 31, 2019	1.55	$–	1,777,483	$2	$186,257	$(170,869)	$(4,181)	$11,209

	Series C Preferred Stock ($0.0001 par Value)		Common Stock ($0.0001 par Value)		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance March 31, 2018	–	$–	685,747	$1	$176,740	$(157,440)	$(3,975)	$15,326
Issuance of common stock in connection with December 8, 2017 At Market Issuance Sales Agreement, net of commissions, expenses and other offering costs	–	–	29,710	–	957	–	–	957
Issuance of common stock and common stock purchase warrants in connection with December 8, 2017 At Market Issuance Sales Agreement, net of commissions, expenses and other offering costs	–	–	507,156	1	3,880	–	–	3,881
Issuance of Series C convertible preferred stock in connection with November 21, 2018 closing of offering, net of commissions, expenses and other offering costs	9.65	–	–	–	861	–	–	861
Conversion of Series C convertible preferred stock into common stock	(8.10)	–	90,000	–	–	–	–	–
Issuance of common stock for service fees	–	–	2,736	–	59	–	–	59
Stock based compensation related to issuance of common stock restricted stock grants	–	–	2,353	–	95	–	–	95
Stock based compensation, net of forfeitures	–	–	–	–	1,180	–		1,180
Foreign currency translation adjustment	–	–	–	–	–	–	(443)	(443)
Net loss	–	–	–	–	–	(8,576)	–	(8,576)
Balance, Dec 31, 2018	1.55	$–	1,317,702	$2	$183,772	$(166,016)	$(4,418)	$13,340

	Series C Preferred Stock ($0.0001 par Value)		Common Stock ($0.0001 par Value)		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance Sept 30, 2018	–	$–	719,957	$1	$178,629	$(163,718)	$(4,127)	$10,785
Issuance of common stock and common stock purchase warrants in connection with December 8, 2017 At Market Issuance Sales Agreement, net of commissions, expenses and other offering costs	–	–	507,156	1	3,880	–	–	3,881
Issuance of Series C convertible preferred stock in connection with November 21, 2018 closing of offering, net of commissions, expenses and other offering costs	9.65	–	–	–	861	–	–	861
Conversion of Series C convertible preferred stock into common stock	(8.10)	–	90,000	–	–	–	–	–
Stock based compensation related to issuance of common stock restricted stock grants	–	–	589	–	34	–	–	34
Stock based compensation, net of forfeitures	–	–	–	–	368	–		368
Foreign currency translation adjustment	–	–	–	–	–	–	(291)	(291)
Net loss	–	–	–	–	–	(2,298)	–	(2,298)
Balance, Dec 31, 2018	1.55	$–	1,317,702	$2	$183,772	$(166,016)	$(4,418)	$13,340

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of December 31, 2019 and for the three and nine months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2019, the condensed consolidated statements of comprehensive loss for the three and nine months ended December 31, 2019 and 2018 and the cash flows for the nine months ended December 31, 2019 and 2018 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented. The results for the three and nine months ended December 31, 2019 are not necessarily indicative of results to be expected for the year ending March 31, 2020 or for any future interim period. The condensed consolidated balance sheet at March 31, 2019 has been derived from audited consolidated financial statements. These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended March 31, 2019, and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on July 1, 2019.

Note 2.	Liquidity and Financial Condition

The Company reported a net loss of $1,572,000 for the nine months ended December 31, 2019. At December 31, 2019 and March 31, 2019, the Company’s accumulated deficit amounted to $170,869,000 and $169,238,000, respectively. The Company had working capital of $9,700,000 and $8,905,000 as of December 31, 2019 and March 31, 2019, respectively.

On November 26, 2019, the Company entered into a placement agency agreement with Dawson James Securities, Inc., with respect to the issuance and sale of an aggregate of up to 448,949 shares of common stock, par value $0.0001 per share, in a public offering. The offering closed on November 29, 2019 and the final number of shares sold in the offering was 446,577. The public offering price for each share was $3.50. The gross proceeds from the sale of the shares of common stock were $1,563,000, and the net proceeds from the sale of the shares of common stock were $1,376,000, after deducting placement agent commissions and other offering expenses.

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

The computation of basic loss per share for the three and nine months ended December 31, 2019 and 2018 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	December 31,
	2019	2018
Restricted stock units	2,000	4,000
Options to purchase common stock	358,000	160,000
Warrants to purchase common stock	468,000	468,000
Series C	17,000	17,000
Common Stock Units (1)	46,000	46,000
	891,000	695,000

 ______________

(1)	Consists of 30,668 restricted stock units and warrants to purchase 15,332 shares of common stock

Revenue Recognition

On April 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers Topic 606” (“Topic 606”) using the modified retrospective method. There was no impact to the Company upon the adoption of Topic 606. Revenue is recognized when the entity transfers promised goods or services to the customer, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In determining the appropriate amount of revenue to be recognized as the Company fulfills its obligations under the agreement, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.

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

Revenue from testing contracts is recognized as tests are completed and a final report is sent to the customer.

Disaggregation of Revenue

The following table presents the Company’s disaggregated revenues by revenue source:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Product
Human Skin Care	$3,528,000	$4,497,000	$11,290,000	$12,125,000
Animal Skin Care	853,000	548,000	2,188,000	1,650,000
	4,381,000	5,045,000	13,478,000	13,775,000
Service	297,000	235,000	879,000	813,000
Total	$4,678,000	$5,280,000	$14,357,000	$14,588,000

Accounts Receivable

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts, and sales returns. Estimates for cash discounts and sales returns are based on analysis of contractual terms and historical trends.

The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Other factors that the Company considers include its existing contractual obligations, historical payment patterns of its customers and individual customer circumstances, an analysis of days sales outstanding by customer and geographic region, and a review of the local economic environment and its potential impact on government funding and reimbursement practices. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts represents probable credit losses of $22,000 and $24,000 at December 31, 2019 and March 31, 2019, respectively. Additionally, at December 31, 2019 and March 31, 2019 the Company has allowances of $671,000 and $443,000, respectively, related to potential discounts, returns, distributor fees and rebates. The allowances are included in Accounts Receivable, net in the accompanying condensed consolidated balance sheets.

Inventories

Inventories are stated at the lower of cost, cost being determined on a standard cost basis (which approximates actual cost on a first-in, first-out basis), or net realizable value.

Due to changing market conditions, estimated future requirements, age of the inventories on hand and production of new products, the Company regularly reviews inventory quantities on hand and records a provision to write down excess and obsolete inventory to its estimated net realizable value. The Company recorded a provision to reduce the carrying amounts of inventories to their net realizable value in the amount of $100,000 and $184,000 at December 31, 2019 and March 31, 2019, respectively, which is included in cost of product revenues on the Company’s accompanying condensed consolidated statements of comprehensive loss.

Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date the condensed consolidated financial statements were issued. (Note 12)

Adoption of Recent Accounting Standards

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). ASU 2018-02 is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted for any interim period for which financial statements have not been issued. The adoption of this guidance did not have an impact on the Company's condensed consolidated financial statements due the presence of a full valuation allowance for deferred tax assets.

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

On May 20, 2019, the Company closed on an Asset Purchase Agreement for the sale of certain animal health product rights and assets for the Asian and European markets to Petagon, Limited, (“Petagon”) an international importer and distributor of quality pet food and products. The purchase price for the assets was $2,700,000. The Company agreed that it will continue to supply products to Petagon for five years at certain agreed upon transfer prices. The sale involves certain Asian patents and trademarks, and the exclusive right to distribute animal health care products in Asia and Europe.

The Company determined that there were two separate performance obligations under the Asset Purchase Agreement. These performance obligations were the delivery of production equipment to Petagon as a security and the transfer of the intellectual property and territory rights.

The Company estimated the value of the production equipment by determining the cost and applying a mark up to the selling price at a market participant margin. The Company then applied the residual approach to derive the fair value of the intellectual property and territory rights.

The Company will provide product under a reduced price from its prior list price. The Company will incur costs of approximately $163,000 to fulfill its obligations to deliver certain production equipment to Petagon.

The proceeds from the sale were allocated to the components of the sale utilizing the residual approach as follows:

Total proceeds	$2,700,000
Less - Production equipment	(228,000)
Residual attributable to the intellectual property and territory rights	$2,472,000

The proceeds related to the production equipment were included in deferred revenue and will be recognized upon delivery of the equipment. The proceeds related to the intellectual property and territory rights were included in gain on sale on the closing date.

For a certain period after closing, Petagon shall have first refusal rights to acquire other certain marketing territories.

Note 5.	Condensed Consolidated Balance Sheets

Inventories

Inventories consist of the following:

	December 31,	March 31,
	2019	2019
Raw materials	$1,798,000	$1,766,000
Finished goods	1,027,000	1,643,000
	$2,825,000	$3,409,000

Leases

Sonoma has entered into operating and finance leases as the lessee for office space, manufacturing facilities, R&D laboratories, warehouses, vehicles and equipment. On April 1, 2019 (“Effective Date”), the Company adopted FASB Accounting Standards Codification, or ASC, Topic 842, Leases (“ASC 842”), which increases transparency and comparability by recognizing a lessee’s rights and obligations resulting from leases by recording them on the balance sheet as lease assets and lease liabilities. The new guidance requires the recognition of the right-of-use (“ROU”) assets and related operating and finance lease liabilities on the balance sheet. The Company adopted the new guidance using the modified retrospective approach with a cumulative-effect adjustment recorded on April 1, 2019. As a result, the consolidated balance sheet as of March 31, 2019 was not restated and is not comparative.

The adoption of ASC 842 resulted in the recognition of ROU assets of $1,442,000, lease liabilities for operating leases of $1,502,000 on the Company's condensed consolidated balance sheet as of April 1, 2019, and a cumulative-effect adjustment of $59,000 to the Company’s accumulated deficit, with no material impact to its condensed consolidated statements of operations. The difference between the ROU assets and the operating lease liability represents the effect of previously unrecognized deferred rent balances. The Company's accounting for finance leases remained substantially unchanged from its accounting for capital leases in prior periods. Finance leases are not material to the Company’s condensed consolidated statements of comprehensive loss, condensed consolidated balance sheets, or condensed consolidated statement of cash flows.

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

The Company's operating leases are comprised primarily of facility leases. Finance leases are comprised primarily of vehicle leases. Balance sheet information related to our leases is presented below:

	December 31,	April 1,	March 31,
	2019	2019	2019
Operating leases:
Operating lease right-of-use assets	$1,057,000	$1,442,000	$–
Operating lease liabilities – current	291,000	497,000	–
Operating lease liabilities – non-current	807,000	1,005,000	–
Finance leases:
Property, plant and equipment	–	95,000	95,000
Current portion of capital leases	–	141,000	141,000

Other information related to leases is presented below:

	Three Months Ended December 31, 2019	Nine Months Ended December 31, 2019
Lease cost
Operating lease cost	$146,000	$444,000

As of December 31, 2019
Other information:
Operating cash flows from operating leases	$464,000
Weighted-average remaining lease term – operating leases (in months)	49.6
Weighted-average discount rate – operating leases	6.00%

As of December 31, 2019, the annual minimum lease payments of our operating lease liabilities were as follows:

For Years Ending March 31,
2020 (excluding the nine months ended December 31, 2019)	$109,000
2021	309,000
2022	270,000
2023	247,000
2024	223,000
Thereafter	84,000
Total future minimum lease payments, undiscounted	1,242,000
Less: imputed interest	(145,000)
Present value of future minimum lease payments	$1,097,000

Note 6.	Commitments and Contingencies

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

Employment Agreements

As of December 31, 2019, the Company had employment agreements in place with four of its key executives. Three of the executive employment agreements provide, among other things, for the payment of up to twelve months of severance compensation for terminations under certain circumstances. With respect to these agreements, at December 31, 2019, aggregated annual salaries would be $984,000 and potential severance payments to these key executives would be $684,000 if triggered.

Effective on December 26, 2019, the Company entered into a new employment agreement with its Chief Executive Officer, Amy Trombly, after her prior agreement expired on December 25, 2019 pursuant to its terms. The employment agreement is effective as of December 26, 2019, and has a term until December 31, 2020, subject to mutual extension by three-month increments.

The Company agreed to continue to pay Ms. Trombly a base salary of $25,000 per month, and to provide standard medical, dental and vacation benefits. Ms. Trombly will be eligible for a bonus of up to $150,000 per year upon the completion of certain agreed-upon goals based on the sole discretion of the Compensation Committee. As was the case with her old agreement, certain legal services not provided by Ms. Trombly will continue to be billed by Trombly Business Law, PC. The Board also agreed that during her time as Chief Executive Officer, Ms. Trombly may continue to represent other clients in her role as attorney. The employment agreement may be terminated by the Company or Ms. Trombly upon sixty days’ written notice at any time and for any reason.

Upon termination of the agreement Ms. Trombly agreed to resign from any and all directorships and every other position held by the executive with the Company or any of its subsidiaries, and to return to the Company of all property she received from or on account of the Company.

Related Party Transactions

Effective September 25, 2019, Ms. Trombly was appointed the Interim Chief Executive Officer of the Company. Ms. Trombly is the owner of Trombly Business Law, PC which has been retained by the Company to advise on certain corporate and securities law matters. During the three and nine months ended December 31, 2019, the Company received $84,000 and $220,000 in legal services from Trombly Business Law, PC, respectively. During the three and nine months ended December 31, 2018, the Company received $101,000 and $360,000 in legal services from Trombly Business Law, PC, respectively.

Note 7.	Stockholders’ Equity

Authorized Capital

The Company is authorized to issue up to 24,000,000 shares of common stock with a par value of $0.0001 per share and 714,286 shares of convertible preferred stock with a par value of $0.0001 per share.

Note 8.	Stock-Based Compensation

Share-based awards compensation expense is as follows:

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,
	2019	2018	2019	2018
Cost of service revenue	$17,000	$24,000	$51,000	$89,000
Research and development	19,000	26,000	60,000	87,000
Selling, general and administrative	76,000	352,000	426,000	1,099,000
Total stock-based compensation	$112,000	$402,000	$537,000	$1,275,000

At December 31, 2019, there were unrecognized compensation costs of $1,126,000 related to stock options which is expected to be recognized over a weighted-average amortization period of 0.93 years.

At December 31, 2019, there were unrecognized compensation costs of $20,000 related to restricted stock which is expected to be recognized over a weighted-average amortization period of 1.72 years.

Stock options award activity is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at April 1, 2019	165,000	$72.88	–	–
Options granted	268,000	4.36	–	–
Options exercised	–	–	–	–
Options forfeited	(7,000)	32.07	–	–
Options expired	(68,000)	36.61	–	–
Outstanding at December 31, 2019	358,000	$29.27	8.96	$–
Exercisable at December 31, 2019	77,000	$111.48	5.61	$–

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock, or $4.36 per share at December 31, 2019.

Restricted stock award activity is as follows:

	Number of Shares	Weighted Average Award Date Fair Value per Share
Unvested restricted stock awards outstanding at April 1, 2019	4,000	$27.96
Restricted stock awards granted	–	–
Restricted stock awards vested	(2,000)	39.02
Restricted stock awards forfeited	–	–
Unvested restricted stock awards outstanding at December 31, 2019	2,000	$13.68

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

The following table presents the Company’s disaggregated product revenues by geographic region:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
United States	$2,059,000	$2,977,000	$6,753,000	$7,374,000
Latin America	988,000	929,000	2,577,000	3,005,000
Europe and Rest of the World	1,334,000	1,139,000	4,148,000	3,396,000
Total	$4,381,000	$5,045,000	$13,478,000	$13,775,000

The Company’s service revenues amounted to $297,000 and $235,000 for the three months ended December 31, 2019 and 2018, respectively.

The Company’s service revenues amounted to $879,000 and $813,000 for the nine months ended December 31, 2019 and 2018, respectively.

Note 11.	Significant Customer Concentrations

For the three months ended December 31, 2019, one customer represented 21% of net revenue and one customer represented 15% of net revenue. For the three months ended December 31, 2018, one customer represented 14% of net revenue.

For the nine months ended December 31, 2019, one customer represented 18% of net revenue and one customer represented 12% of net revenue. For the nine months ended December 31, 2018, one customer represented 17% of net revenue and one customer represented 10% of net revenue.

At December 31, 2019, one customer represented 10%, of the net accounts receivable balance. At March 31, 2019, no customer represented more than 10% of the net accounts receivable balance.

Note 12.	Subsequent Events

Expiration of Warrants

On January 26, 2020, warrants to acquire 126,600 shares of our common stock at an exercise price of $58.50 per share expired. The warrants were registered and trading on the Nasdaq Capital Market under the symbol “SNOAW.”

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as of December 31, 2019 and our audited consolidated financial statements for the year ended March 31, 2019 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 1, 2019.

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

Our Business

We are a specialty pharmaceutical company dedicated to identifying, developing and commercializing unique, differentiated therapies to millions of patients living with chronic skin conditions. We offer early-intervention relief with virtually no side-effects or contraindications. We believe our products, which are sold throughout the United States and internationally, have improved patient outcomes for more than nine million patients by treating and reducing certain skin diseases including acne, atopic dermatitis, scarring, infections, itch, pain and harmful inflammatory responses. We also offer a wide range of animal healthcare products and wound care products. Our vision is to be a catalyst for improved care and increased access for all patients.

Some of our key business areas in the United States are:

•

U.S. HOCl-based dermatology products: We offer a wide variety of prescription HOCl based products that treat many skin conditions and diseases. These products are based on our proprietary stabilized hypochlorous acid, or HOCl, solutions. These products include:

- Celacyn®, a prescription HOCl based scar management gel clinically proven to soften and flatten raised scars while reducing redness and discoloration.

- LevicynTM, a prescription HOCl based atopic dermatitis product line clinically proven to reduce pruritus (itch) and pain associated with various dermatoses.

- EpicynTM, a prescription topical antimicrobial facial cleanser helps achieve clear skin and provide relief from irritation when used as part of a daily skin care regimen for patients with acute and chronic dermal lesions.

- SebudermTM, a prescription topical gel used as an alternative to corticosteroids for the management of the burning, itching and scaling experienced with seborrhea and seborrheic dermatitis.

•	In-Licensed Products: We also in-license the Lipogrid® Skin Barrier solutions technology which forms the basis for Ceramax Skin Barrier CreamTM, a prescription cream / lotion that helps manage dry itchy skin, minor skin irritations, rashes, and inflammation caused by various skin conditions.

•	Eye Hygiene: We developed Acuicyn™ Eyelid and Eyelash Hygiene, a HOCl-based topical prescription product indicated to relieve itch and inflammation while helping to keep areas around the eye clean.

•	Advanced Tissue Care: We sell Microcyn®, primarily to hospitals, under a variety of brand names, a line of products based on electrically charged oxychlorine small molecules designed to target a wide range of pathogens including viruses, fungi, spores and bacteria, including antibiotic-resistant strains.

•	Animal Health Care: We sell our non-prescription-based HOCl products into the animal health care markets through our partner Manna Products LLC, including national pet-store retail chains, farm animal specialty stores, farm animal veterinarians, grocery stores and mass retailers in the United States and Canada.

Our key product outside the United States is:

•	Microcyn® or Microdacyn60® (sold under a variety of brand names), a line of products based on electrically charged oxychlorine small molecules designed to target a wide range of pathogens including viruses, fungi, spores and bacteria, including antibiotic-resistant strains.

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

Our core market includes patients who suffer from various skin diseases, including dermatoses, acne, scarring, skin-barrier and scaly skin conditions. Our secondary market includes eye hygiene and acute care markets. These conditions impact patients worldwide who have had to live with less than optimal solutions or ones that come with significant side-effects. Skin conditions can have significant, multi-dimensional effects on quality of life, including on patient’s physical, functional and emotional well-being.

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

Eye Hygiene and Advanced Tissue Care

Our eye hygiene and advanced tissue care products provide patients similar benefits to those in dermatology. We support the eye hygiene and advanced tissue care markets with a dedicated in-house sales force and through an inside call center. We have also entered into strategic partnerships with respected and influential physicians and surgeons to promote our products. Our eye hygiene products include prescription and dispensing solutions prescribed mainly by ophthalmologists and optometrists supported by pharmacies and, in some cases, sold through wholesale networks. Our tissue care products are primarily purchased by hospitals, physicians, nurses, and other healthcare practitioners.

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

Results of Operations - Overview

Sonoma has evolved as a company over the course of 2019. We entered the year with substantial losses as we invested in our U.S. dermatology line of products. While we saw growth in some of our revenue streams, revenue for some of our lines, such as U.S. dermatology, flattened or decreased. We had a change of management in December 2018 and again in September 2019 with the goal of building a more sustainable company that could achieve sustainable growth and profitability. 2019 was a year of cutting expenses and refining our business model. Sonoma remains a diverse, complex company for its size. We anticipate that 2020 will be a year of focusing the Company’s business strategies on the ones that have shown success and future promise.

We are pleased that our third fiscal quarter results show continued progress towards that goal. Our quarter over quarter comparisons are not as telling because we launched our new product Epicyn in the quarter ended December 31, 2018 which skewed our revenues upwards in that quarter. However, our nine-month results, which are more reflective of our history, show that our net loss decreased by 82% or $7 million. Although our revenues declined 2% in the same time period, we believe that reflects our renewed focus on business strategies that not only provide revenue but also are profitable. We dropped or reduced focus on low margin dermatology products while continuing to build a business focused on successful products in successful markets. In our year over year comparison of the nine month period ended December 31, we decreased our selling, general and administrative expenses by almost $4.5 million, or 31%, as we carefully assessed every spend.

As part of evaluating the entire Company, we have determined to change our approach with our U.S. dermatology line. We believe our U.S. dermatology products are well-received both by doctors and patients however we continue to face challenges with insurers providing coverage for our prescription products. The lack of consistent coverage for our products often means we have to offer our patients rebates to lower the price they pay which puts direct pressure on our margins. Additionally, we market and sell our U.S. dermatology products via a direct sales force which is a significant part of our overhead expenses. As a result, we engaged Maxim Group LLC in January 2020 to assess our options with our U.S dermatology line, including potentially a joint venture or a sale, of this business unit. In the quarter ended December 31, 2019, our U.S. dermatology sales represented less than a quarter of our overall revenue but a much higher percentage of our expenses. We believe changing our approach in the U.S. dermatology market will positively impact the Company’s overall performance.

In 2019, we increased our focus on our international division. Our international revenues are derived from supplying business partners with our products that they market and distribute. Our products are currently sold in 48 countries and we have diverse partners around the world. In the nine months ended December 31, 2019, our international business represented almost half of our overall revenue. We expect this percentage to fluctuate going forward as our arrangement with Invekra, S.A.P.I de C.V. ends in the fall of 2020. Per our agreement with Invekra, we supply product to them at low cost resulting in low margins and we expect that ending that business arrangement will have a positive effect on our overall margins although there may be a drop in our short-term revenues. Additionally, our international business without Invekra grew by 22% in the nine months ended December 31, 2019 when compared to same period last year. We continue to invest in our existing international partner arrangements while seeking new partners to market and distribute our products worldwide.

2019 was also an exciting time for our U.S. animal health line.  In the U.S., we work with Manna Pro Partners, LLC to distribute our animal health care line.  Our revenues in the nine months ended December 31, 2019 for U.S. animal health care were $1,753,000 compared to $1,293,000, a 36% increase over the same period last year. We continue to expand this relationship and have recently collaborated with Manna Pro to launch products designed especially for cats into PetSmart stores. Our products, currently targeted primarily towards dogs, are carried in over 1,000 PetSmart and Tractor Supply stores. In November 2019, our Microcyn® technology was added to Chewy.com under the Manna Pro private label, Theracyn.

We continue to have other, less material, sources of revenue including laboratory testing services and our wound care product line. As we move into 2020, we will be carefully assessing these smaller parts of our business to direct our resources in developing overall growth and profitability.

Sonoma continues to be an evolving company. We are carefully watching our bottom line with a goal of obtaining profitability and we expect there may be fluctuations in our revenues as we seek profitable transactions and partnerships while shedding or revising aspects of our business that do not provide a positive return. While we consider revenue growth to be a goal as we head into 2020, we believe the next six to twelve months will see some fluctuations as we divest of less profitable products and lines and invest in profitable strategies moving forward.

Comparison of the Three Months Ended December 31, 2019 and 2018

Total revenues for the three months ended December 31, 2019 of $4,678,000 decreased by $602,000, or 11%, as compared to $5,280,000 for the three months ended December 31, 2018. Product revenues for the three months ended December 31, 2019 of $4,381,000 decreased by $664,000, or 13%, as compared to $5,045,000 for the three months ended December 31, 2018. This decrease was primarily the result of a decline of $918,000, or 31% in the United States partly due to the launch of Epicyn in the quarter ended December 31, 2018, and weakening in insurance reimbursements for our prescription products in the current quarter. This decrease was partially offset by growth in product revenue of $195,000, or 17%, in Europe and Rest of World, and an increase of product revenue of $59,000, or 6%, in Latin America.

Product revenue in Europe and the Rest of the World for the three months ended December 31, 2019 of $1,334,000 increased by, 17% or, $195,000, as compared to $1,139,000 for the three months ended December 31, 2018. This revenue growth was mostly the result of increased sales in Europe and India, partially offset by decreases in the Middle East, Far East and New Zealand.

The following table shows our product revenues by geographic region:

	Three Months Ended December 31,
	2019	2018	$ Change	% Change
United States	$2,059,000	$2,977,000	$(918,000)	(31)%
Latin America	988,000	929,000	59,000	6%
Europe and Rest of the World	1,334,000	1,139,000	195,000	17%
Total	$4,381,000	$5,045,000	$(664,000)	(13%	)

Service revenues for the three months ended December 31, 2019 of $297,000 increased by $62,000, or 26%, when compared to $235,000 in the prior period. The decrease was primarily the result of fewer laboratory tests and services in the United States.

Gross Profit

For the three months ended December 31, 2019, we reported total revenues of $4,678,000 and total cost of revenues of $2,520,000, resulting in total gross profit of $2,158,000 or 46% of total revenues, compared to a gross profit of $2,847,000 or 54% of total revenues, for the same period in the prior year.

For the three months ended December 31, 2019, we reported product revenues of $4,381,000 and cost of product revenues of $2,394,000, resulting in product gross profit of $1,987,000, or 45% of product revenues, compared to product gross profit of $2,776,000, or 55% of product revenues, for the same period in the prior year. The decrease in gross profit as a percentage of product revenues was primarily due to product mix and weakened insurance reimbursement.

For the three months ended December 31, 2019, we reported service revenues of $297,000 and cost of service revenues of $126,000, resulting in service gross profit of $171,000, or 58% of service revenues, compared to service gross profit of $71,000, or 30% of service revenues, for the same period in the prior year.

Research and Development Expense

Research and development expenses for the three months ended December 31, 2019 of $248,000 decreased by $203,000, or 45%, as compared to $451,000 for the three months ended December 31, 2018. The decrease is primarily the result of lower salaries and benefits in the current period.

Selling, General and Administrative Expense

Selling, general and administrative expenses for the three months ended December 31, 2019 of $2,892,000 decreased by $1,854,000, or 39%, when compared to $4,746,000 for the three months ended December 31, 2018. The decrease in selling, general and administrative expenses was primarily the result of certain cost savings measures implemented during 2019, including a reduction in headcount.

Interest Expense

Interest expense for the three months ended December 31, 2019 of $1,000 decreased by $6,000 when compared to $7,000 for the three months ended December 31, 2018. The decrease in interest expense relates primarily to the repayment of capital leases.

Interest Income

Interest income for the three months ended December 31, 2019 of $33,000 decreased by $4,000 when compared to $37,000 for the three months ended December 31, 2018. The decrease in interest income primarily relates to a discount on deferred revenue from our agreement with Invekra.

Other Income (Expense)

Other expense for the three months ended December 31, 2019 of $134,000 decreased by $156,000, or 709% when compared to other income of $22,000 for the three months ended December 31, 2018. The increase in other expense relates primarily to fluctuations in foreign exchange and state franchise taxes.

Net Loss

Net Loss for the three months ended December 31, 2019 of $1,084,000 decreased by $1,214,000, or 53%, when compared to net loss of $2,298,000 for the three months ended December 31, 2018. The decrease in net loss is due to a decrease in operating expenses of $2,057,000, or 40%, as a result of certain cost savings measures implemented during fiscal year 2019 including a reduction in headcount.

Comparison of the Nine Months Ended December 31, 2019 and 2018

Total revenues for the nine months ended December 31, 2019 of $14,357,000 decreased by $231,000, or 2%, as compared to $14,588,000 for the nine months ended December 31, 2018. Product revenues for the nine months ended December 31, 2019 of $13,478,000 decreased by $297,000, or 2%, as compared to $13,775,000 for the nine months ended December 31, 2018. This decrease in revenue was primarily the result of a decline of $621,000, or 8% in the United States partly due to the launch of Epicyn in the nine months ended December 31, 2019, weakening in insurance reimbursements for our prescription products and a decrease in spending on sales and marketing efforts in the nine months ended December 31, 2019. This decrease was partially offset by growth in product revenue of $752,000, or 22%, in Europe and Rest of World. The increase in product revenue in Europe and Rest of World was mostly the result of increased sales by $545,000 in Europe due to an expansion in the customer base.

Product revenues in Latin America for the nine months ended December 31, 2019 of $2,577,000 decreased by $428,000, or 14%, from $3,005,000 for the same period last year. The decrease was mostly the result of initial load-in orders by our customer in Brazil in the nine months ended December 31, 2018, offset by a slight increase in Mexico revenue in the current period.

The following table shows our product revenues by geographic region:

	Nine Months Ended December 31,
	2019	2018	$ Change	% Change
United States	$6,753,000	$7,374,000	$(621,000)	(8)%
Latin America	2,577,000	3,005,000	(428,000)	(14)%
Europe and Rest of the World	4,148,000	3,396,000	752,000	22%
Total	$13,478,000	$13,775,000	$(297,000)	(2)%

Service revenues for the nine months ended December 31, 2019 of $879,000 increased by 66,000, or 8%, when compared to $813,000 in the prior period. The increase was primarily the result of higher laboratory tests and services in the United States and higher Invekra service fees in Mexico.

Gross Profit

For the nine months ended December 31, 2019, we reported total revenues of $14,357,000 and total cost of revenues of $7,538,000, resulting in total gross profit of $6,819,000 or 47% of total revenues, compared to a gross profit of $7,005,000 or 48% of total revenues, for the same period in the prior year.

For the nine months ended December 31, 2019, we reported product revenues of $13,478,000 and cost of product revenues of $7,147,000, resulting in product gross profit of $6,331,000, or 47% of product revenues, compared to product gross profit of $6,769,000, or 49% of product revenues, for the same period in the prior year.

For the nine months ended December 31, 2019, we reported service revenues of $879,000 and cost of service revenues of $391,000, resulting in service gross profit of $488,000, or 56% of service revenues, compared to service gross profit of $236,000, or 29% of service revenues, for the same period in the prior year.

Research and Development Expense

Research and development expenses for the nine months ended December 31, 2019 of $856,000 decreased by $335,000, or 28%, as compared to $1,191,000 for the nine months ended December 31, 2018. The decrease is primarily the result of lower salaries and benefits in the current period.

Selling, General and Administrative Expense

Selling, general and administrative expenses for the nine months ended December 31, 2019 of $9,877,000 decreased by $4,491,000, or 31%, when compared to $14,368,000 for the nine months ended December 31, 2018. The decrease in selling, general and administrative expenses was primarily the result of certain cost savings measures implemented during fiscal year 2019 including a reduction in headcount.

Interest Expense

Interest expense for the nine months ended December 31, 2019 of $13,000 decreased by $13,000 when compared to $26,000 for the nine months ended December 31, 2018. The decrease in interest expense relates primarily to capital leases.

Interest Income

Interest income for the nine months ended December 31, 2019 of $117,000 decreased by $22,000 when compared to $139,000 for the nine months ended December 31, 2018. The decrease in interest income primarily relates to a discount on deferred revenue from our agreement with Invekra.

Gain on Sale of Petagon Assets

For the nine months ended December 31, 2019, we reported income related to the sale of certain assets to Petagon in the amount of $2,472,000.

Other (Expense) Income

Other expense for the nine months ended December 31, 2019 of $234,000 increased by $99,000 when compared to other expense of $135,000 for the nine months ended December 31, 2018. The increase in other expense relates primarily to fluctuations in foreign exchange and state franchise taxes.

Net Loss

Net loss for the nine months ended December 31, 2019 of $1,572,000 decreased by $7,004,000, or 82%, when compared to net loss of $8,576,000 for the nine months ended December 31, 2018. The decrease in net loss is due to a decrease in operating loss of $4,640,000 as a result a decrease in operating expenses of $4,826,000 primarily due to certain cost savings measures implemented during fiscal year 2019. Additionally, net loss decreased due to the $2,472,000 of income related to the asset sale to Petagon in the current period.

Liquidity and Capital Resources

We reported a net loss of $1,572,000 for the nine months ended December 31, 2019. At December 31, 2019 and March 31, 2019, our accumulated deficit amounted to $170,869,000 and $169,238,000, respectively. We had working capital of $9,700,000 and $8,905,000 as of December 31, 2019 and March 31, 2019, respectively.

On November 26, 2019, we entered into a placement agency agreement with Dawson James Securities, Inc., with respect to the issuance and sale of an aggregate of up to 448,949 shares of our common stock, par value $0.0001 per share, in a public offering. The offering closed on November 29, 2019 and the final number of shares sold in the offering was 446,577. The public offering price for each share was $3.50. We recorded gross proceeds from the sale of the shares of common stock of $1,563,000, and net proceeds from the sale of the shares of common stock of $1,376,000, after deducting placement agent commissions and other offering expenses.

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

Sources of Liquidity

As of December 31, 2019, we had cash and cash equivalents of $3,727,000. Since our inception, substantially all of our operations have been financed through sales of equity securities. Other sources of financing that we have used to date include our revenues, as well as various loans and the sale of certain Latin American assets to Invekra and Petagon.

Since January 1, 2018, substantially all of our operations have been financed through the following transactions:

•	net proceeds of $1,227,000 received from the sale of common stock through our At Market Issuance Sales Agreement dated December 8, 2017;
•	net proceeds of $4,500,000 received from the sale of common stock through a registered direct offering which closed on March 6, 2018;
•	net proceeds of $4,743,000 received from the sale of common stock and preferred stock units through a public offering which closed on November 21, 2018;
•	proceeds of $2,700,000 received from the sale of certain assets to Petagon; and
•	net proceeds of $1,376,000 received from the sale of common stock through a registered direct offering which closed on November 29, 2019;

Cash Flows

As of December 31, 2019, we had cash and cash equivalents of $3,727,000, compared to $3,689,000 as of March 31, 2019.

Net cash used in operating activities during the nine months ended December 31, 2019 was $1,000,000, primarily due to our net loss of $1,572,000 offset by non-cash stock compensation of $537,000 in the period. Additionally, we had an increase in accounts payable of $884,000 and a decrease in accounts receivable of $1,506,000.

Net cash used in operating activities during the nine months ended December 31, 2018 was $8,971,000, primarily due to our net loss of $8,576,000 offset by non-cash stock compensation of $1,334,000 in the period. Additionally, we had an increase in accounts receivable of $1,628,000 and an increase of $514,000 in inventories both related to an increase in sales.

Net cash used in investing activities was $36,000 for the nine months ended December 31, 2019, primarily related to the purchase of equipment.

Net cash used in investing activities was $123,000 for the nine months ended December 31, 2018, primarily related to the purchase of equipment.

Net cash provided by financing activities was $1,029,000 for the nine months ended December 31, 2019 related to net proceeds of $1,376,000 from a registered direct offering of our common stock, offset by principal payments on debt and capital leases.

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

Healthcare providers and insurers heavily influence the price patients pay for our products. Generally, insurers cover a lower percentage of our products compared to other medical products making our products seem relatively more expensive than other medical care. As a result, to remain competitive, we offer rebates on our products directly to patients. Most patients use these rebates to make our products more affordable. While we believe these rebates are necessary for many patients to buy our products and without them our revenues would likely decline, the impact of rebates on our bottom line has been significant. For example, in the nine months ended December 31, 2019, dermatology rebates amounted to $2,294,000.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Accordingly, our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended March 31, 2019, as filed with the SEC July 1, 2019, and in our quarterly report on Form 10-Q for the quarter ended September 30, 2019, as filed with the SEC on November 14, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On November 26, 2019, we issued placement agent warrants to purchase up to 22,328 shares of common stock at an exercise price of $4.375 per share.

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

Item 3.	Default Upon Senior Securities

We did not default upon any senior securities during the quarter ended December 31, 2019.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Expiration of Warrants

On January 26, 2020, warrants to acquire 126,600 shares of our common stock at an exercise price of $58.50 per share expired. The warrants were registered and trading on the Nasdaq Capital Market under the symbol “SNOAW.”

Item 6.	Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., effective January 30, 2006 (included as exhibit 3.1 of the Company’s Annual Report on Form 10-K filed June 20, 2007, and incorporated herein by reference).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., effective October 22, 2008 (included as exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 21, 2008, and incorporated herein by reference).
3.4	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective March 29, 2013 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 22, 2013, and incorporated herein by reference).
3.5	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective December 4, 2014 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 8, 2014, and incorporated herein by reference).
3.6	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective October 22, 2015 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 27, 2015, and incorporated herein by reference).
3.7	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective June 24, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 28, 2016, and incorporated herein by reference).
3.8	Certificate of Amendment of Restated Certificate of Incorporation of Sonoma Pharmaceuticals, Inc., as amended, effective December 6, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 7, 2016, and incorporated herein by reference).
3.9	Amended and Restated Bylaws, as amended, of Sonoma Pharmaceuticals, Inc., effective December 6, 2016 (included as exhibit 3.2 to the Company’s Current Report on Form 8-K filed December 7, 2016, and incorporated herein by reference).
3.10	Certificate of Designation of Preferences, Rights and Limitations of Series A 0% Convertible Preferred Stock, filed with the Delaware Secretary of State on April 24, 2012 (included as exhibit 4.2 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).
3.11	Certificate of Designation of Series B Preferred Stock, effective October 18, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 21, 2016, and incorporated herein by references).
3.12	Certificate of Amendment of Restated Certificate of Incorporation of Sonoma Pharmaceuticals, Inc., as amended, effective June 19, 2019 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 19, 2019, and incorporated herein by reference).
4.1	Specimen Common Stock Certificate (included as exhibit 4.1 to the Company’s Annual Report on Form 10-K filed June 28, 2017, and incorporated herein by reference).
4.2	Form of Series A Common Stock Purchase Warrant for February 2014 offering (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 26, 2014 and incorporated herein by reference).
4.3	Warrant Agreement, including Form of Warrant entered into by and between Oculus Innovative Sciences, Inc. and Computershare, Inc. and Computershare Trust Company, N.A., dated January 20, 2015 (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.4	Underwriters Warrant issued to Maxim Partners LLC on January 26, 2015 (included as exhibit 4.2 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.5	Underwriters Warrant issued to Robert D. Keyser, Jr. on January 26, 2015 (included as exhibit 4.3 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.6	Underwriters Warrant issued to R. Douglas Armstrong on January 26, 2015 (included as exhibit 4.4 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.7	Underwriters Warrant issued to Dawson James Securities, Inc. on January 26, 2015 (included as exhibit 4.5 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).

4.8	Underwriters Warrant issued to Dawson James Securities, Inc. on January 26, 2015 (included as exhibit 4.6 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
4.9	Section 382 Rights Agreement, dated as of October 18, 2016, between Oculus Innovative Sciences, Inc. and Computershare Inc., which includes the Form of Certificate of Designation of Series B Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 21, 2016, and incorporated herein by reference).
4.10	Form of Placement Agent Warrant granted to Dawson James Securities, Inc. and The Benchmark Company, LLC in connection with the March 2, 2018 public offering, dated March 6, 2018 (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 6, 2018, and incorporated herein by reference).
4.11	Form of Placement Agent Warrant granted to Dawson James Securities, Inc. in connection with the November 2019 public offering (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 29, 2019, and incorporated herein by reference).
10.1	Form of Indemnification Agreement between Oculus Innovative Sciences, Inc. and its officers and directors (included as exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.2	Office Lease Agreement, dated October 26, 1999, between Oculus Innovative Sciences, Inc. and RNM Lakeville, L.P. (included as exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.3	Amendment No. 1 to Office Lease Agreement, dated September 15, 2000, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.4	Amendment No. 2 to Office Lease Agreement, dated July 29, 2005, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.5	Amendment No. 3 to Office Lease Agreement, dated August 23, 2006, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.6	Office Lease Agreement, dated May 18, 2006, between Oculus Technologies of Mexico, S.A. de C.V. and Antonio Sergio Arturo Fernandez Valenzuela (translated from Spanish) (included as exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.7	Office Lease Agreement, dated July 2003, between Oculus Innovative Sciences, B.V. and Artikona Holding B.V. (translated from Dutch) (included as exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.8	Form of Director Agreement (included as exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.9	Amended and Restated Oculus Innovative Sciences, Inc. 2006 Stock Incentive Plan and related form stock option plan agreements (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 2, 2007, and incorporated herein by reference).
10.10	Amendment No. 4 to Office Lease Agreement, dated September 13, 2007, by and between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as exhibit 10.43 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).
10.11	Amendment to Office Lease Agreement, effective February 15, 2008, by and between Oculus Innovative Sciences Netherlands B.V. and Artikona Holding B.V. (translated from Dutch) (included as exhibit 10.44 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).
10.12	Amendment No. 5 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and RNM Lakeville, LLC, dated May 18, 2009 (included as exhibit 10.54 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).
10.13	Amendment No. 6 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and RNM Lakeville, L.P., dated April 26, 2011 (included as exhibit 10.52 to the Company’s Annual Report on Form 10-K filed June 3, 2011, and incorporated herein by reference).
10.14	Oculus Innovative Sciences, Inc. 2011 Stock Incentive Plan (included as exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2011, and incorporated herein by reference).

10.15	Amendment No. 7 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and 1125-1137 North McDowell, LLC, dated October 10, 2012 (included as exhibit 10.58 to the Company’s Quarterly Report on Form 10-Q filed November 8, 2012, and incorporated herein by reference).
10.16	Underwriting Agreement entered into by and between Oculus Innovative Sciences, Inc. and Maxim Group LLC as representative of the underwriters named on Schedule A thereto, dated January 20, 2015 (included as exhibit 1.1 to the Company’s Current Report on Form 8-K filed January 26, 2015 and incorporated herein by reference).
10.17†	Exclusive Sales and Distribution Agreement, dated November 6, 2015, by and between Oculus Innovative Sciences, Inc. and Manna Pro Products, LLC (included as exhibit 10.1 to the Company’s 8-K filed March 23, 2016 and incorporated herein by reference).
10.18†	Asset Purchase Agreement dated October 27, 2016, between Oculus Innovative Sciences, Inc. and Invekra, S.A.P.I de C.V. (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 31, 2016, and incorporated herein by reference).
10.19†	Amendment Agreement to Acquisition Option dated October 27, 2016, by and between More Pharma Corporation S. de R.L. de C.V. and Oculus Technologies of Mexico, S.A. de C.V. (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 31, 2016, and incorporated herein by reference).
10.20	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Bruce Thornton, dated November 30, 2016 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 1, 2016, and incorporated herein by reference).
10.21	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Robert Northey, dated November 30, 2016 (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 1, 2016, and incorporated herein by reference).
10.22†	Distribution Agreement by and between Sonoma Pharmaceuticals, Inc. and G. Pohl-Boskamp GmbH & Co. KG, dated April 13, 2016 (included as Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on June 28, 2017, and incorporated herein by reference).
10.23	Amendment No. 8 to Office Lease Agreement by the between Oculus Innovative Sciences, Inc. and SSCOP Properties LLC, dated June 23, 2016 (included as Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on June 28, 2017, and incorporated herein by reference).
10.24	At Market Issuance Sales Agreement, dated December 8, 2017, by and between Sonoma Pharmaceuticals, Inc. and B. Riley FBR, Inc. (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 8, 2017, and incorporated herein by reference).
10.25	Placement Agency Agreement entered into by and between Sonoma Pharmaceuticals, Inc. and Dawson James Securities, Inc. as representative of the placement agents, dated March 2, 2018 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 6, 2018, and incorporated herein by reference).
10.26	Securities Purchase Agreement entered into by and between Sonoma Pharmaceuticals, Inc. and Montreux Equity Partners V, L.P., dated March 1, 2018 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 6, 2018, and incorporated herein by reference).
10.27†	Exclusive License and Distribution Agreement entered into by and between Sonoma Pharmaceuticals, Inc. and EMS.S.A., dated June 4, 2018 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 5, 2018, and incorporated herein by reference).
10.28	Commercial Lease (Georgia office) by and between Sonoma Pharmaceuticals, Inc. and PMR Holdings, LLC, dated May 1, 2018 (included as exhibit 10.39 to the Company’s annual report on Form 10-K filed on June 26, 2018, and incorporated herein by reference).
10.29	Placement Agency Agreement entered into by and between Sonoma Pharmaceuticals, Inc. and Dawson James Securities, Inc., dated November 16, 2018 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 21, 2018, and incorporated herein by reference).
10.30	Warrant Agency Agreement entered into by and among Sonoma Pharmaceuticals, Inc., Computershare, Inc. and Computershare Trust Company, N.A., dated November 21, 2018 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 21, 2018, and incorporated herein by reference).
10.31	Employment Agreement entered into by and between Sonoma Pharmaceuticals, Inc. and Frederick Sandford, dated December 11, 2018 (included as exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 14, 2018, and incorporated herein by reference).
10.32⸸+	Asset Purchase Agreement dated May 14, 2019, between Sonoma Pharmaceuticals, Inc. and Petagon, Ltd. (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 22, 2019, and incorporated herein by reference).

10.33	Employment Agreement between Sonoma Pharmaceuticals, Inc. and Amy Trombly, effective September 25, 2019 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 15, 2019, and incorporated herein by reference).
10.34	Employment Agreement between Sonoma Pharmaceuticals, Inc. and John Dal Poggetto, effective September 25, 2019 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 15, 2019, and incorporated herein by reference).
10.35	Placement Agency Agreement entered into by and between Sonoma Pharmaceuticals, Inc. and Dawson James Securities, Inc., as representative, dated November 26, 2019 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 29, 2019, and incorporated herein by reference).
10.36	Employment Agreement between Sonoma Pharmaceuticals, Inc. and Amy Trombly, effective December 26, 2019 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 31, 2019, and incorporated herein by reference).
14.1	Code of Business Conduct (included as Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on January 23, 2017, and incorporated herein by reference).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
†	Confidential treatment has been granted with respect to certain portions of this agreement.
⸸	Certain portions of the exhibit have been omitted to preserve the confidentiality of such information. The Company will furnish copies of any such information to the SEC upon request.
+	The schedules to the exhibit have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any such schedules to the SEC upon request.

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

SONOMA PHARMACEUTICALS, INC.

Date: February 14, 2020	By:	/s/ Amy Trombly
Amy Trombly
Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2020	By:	/s/ John Dal Poggetto
John Dal Poggetto
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

