Form 10-K
period 2020-03-31
Sonoma Pharmaceuticals, Inc.
filed 2020-07-10
CIK 1367083

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For transition period from _________________ to _________________

Commission File Number: 001-33216

SONOMA PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	68-0423298
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

645 Molly Lane, Suite 150

Woodstock, Georgia 30189

(Address of principal executive offices) (Zip Code)

(800) 759-9305

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on September 30, 2019, was $7,559,303 based on a total of 1,312,379 non-affiliate shares of the registrant’s common stock held by non-affiliates on September 30, 2019, at the closing price of $5.76 per share, as reported on the Nasdaq Capital Market.

There were 1,969,124 shares of the registrant’s common stock issued and outstanding on July 7, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12, 13 and 14 of Part III will incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2020 annual meeting of stockholders.

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

In June 2020, we relocated our principal executive offices from 1129 N. McDowell Blvd., Petaluma, California, 94954 to 645 Molly Lane, Suite 150, Woodstock, Georgia, 30189. We have two active wholly-owned subsidiaries: Oculus Technologies of Mexico, S.A. de C.V., and Sonoma Pharmaceuticals Netherlands, B.V. Our fiscal year end is March 31. Our corporate telephone number is (800) 759-9305. Our website is www.sonomapharma.com. The website and any information contained therein or connected thereto is not intended to be incorporated into this report.

Overview

We are a global healthcare leader for developing and producing stabilized hypochlorous acid, or HOCl, products for a wide range of applications, including wound care, animal health care, eye care, oral care and dermatological conditions. Our products reduce infections, itch, pain, scarring and harmful inflammatory responses in a safe and effective manner. In-vitro and clinical studies of HOCl show it to have impressive antipruritic, antimicrobial, antiviral and anti-inflammatory properties. Our stabilized HOCl immediately relieves itch and pain, kills pathogens and breaks down biofilm, does not sting or irritate skin and oxygenates the cells in the area treated assisting the body in its natural healing process. We sell our products either directly or via partners in 53 countries worldwide.

Business Update

For the last 18 months, we have been a Company in transition. We recognized in 2018 that our losses were too great to sustain and we changed our business model to sharply reduce expenses while continuing to maintain revenue. These efforts succeeded in decreasing our net loss by 85% when comparing the most recent fiscal year to our last while revenues stayed flat. We continued to cut expenses in our first fiscal quarter by closing our offices and factory in Petaluma, California on June 24, 2020. We made this decision because our Petaluma factory was in one of the most expensive areas in the United States to manufacture and our equipment and facility were aging and needed upgrades. By relocating our U.S. manufacturing to our state-of-the-art facility in Guadalajara, Zapopan, Mexico, we avoided costly upgrades and eliminated significant overhead expenses. We can now manufacture all of our products at a high quality and much lower price in Mexico. Lowering our manufacturing and overhead costs will strengthen our company financially. Being able to manufacture our products at a lower cost will allow us to introduce new products that we couldn’t market in the past because our prices were too high for the markets we were seeking. It will also allow us to seek new distribution partners that are interested in high volume opportunities. Additionally, we relocated and consolidated our corporate functions to our existing offices in Woodstock, Georgia which will also reduce overhead expenses while allowing us to be more efficient. Although not reflected in this annual report’s numbers, we expect this consolidation to decrease our overhead expenses in our second fiscal quarter once we’ve moved through one-time restructuring costs.

Now that we have moved through our restructuring, we’ve turned our full attention to maximizing revenues and margins. In the most recent year, we entered into new partnerships and expanded our relationships with existing partners world-wide resulting in improved international sales. We also expanded our U.S. sales model to offer partnership and private label opportunities to existing and new customers. We are constantly investing in research and development to seek new applications and regulatory clearances, both in the U.S. and internationally, for our core stabilized hypochlorous acid, or HOCl, technology. The pandemic slowed our efforts in the U.S. however, in June 2020, we had an uptick in interest from potential U.S. distribution partners. Our lower manufacturing costs in Mexico also make us more competitive than we have been in the past when we manufactured certain products in California.

Like most companies, we have had to adjust our business to the challenges brought on by the COVID-19 pandemic. For a company like ours, already versed in treating infections and with decades of data on how our products kill viruses, the pandemic offered us, along with our partners, many opportunities. On May 28, 2020, we announced that our partner MicroSafe Group, DMCC, Dubai and MicroSafe Care Australia received approval for their patented and trademarked Nanocyn® Disinfectant & Sanitizer, which is manufactured in our Mexico facility using our patented HOCl technology, to be entered into the Australian Register of Therapeutic Goods for use against SARS-CoV-2, or COVID-19. Claims that a disinfectant has a virucidal effect must be expressly permitted by the Australian Therapeutic Goods Administration before being used in consumer advertising or on the label in Australia. We believe our 20-year history developing and refining HOCl-based products uniquely positions us to develop quality products that can address the many needs to clean and sanitize during the pandemic. Our quality products and experience have attracted many potential partners and we intend to bring new products to market over the next 12 months.

Our challenges during the pandemic primarily relate to our U.S. dermatology division. In the U.S., we use direct sales representatives to sell our dermatology products. As states began their shelter-in-place process in March 2020, many doctors shut their offices to outside sales representatives or closed their offices entirely. Our sales representatives were unable to do in-person sales and we saw revenues drop in that division. The decrease continued through April and May of this year, but June 2020 has brought increased sales for some products. We are closely tracking our sales in this division and exploring alternative ways to sell our products that do not need to be face to face. We also expanded our strategy to seek distribution partners for our U.S. dermatology through OTC channels and tissue care products instead of solely relying on our own internal sales force.

Business Channels

Our core market differentiation is based on being the leading developer and producer of stabilized hypochlorous acid, or HOCl, solutions. Unlike many of our competitors, we have been in business for 20 years and in that time, we have developed significant scientific knowledge of how best to develop and manufacture HOCl products backed by decades of studies and data collection. HOCl is known to be among the safest and most-effective ways to relieve itch, inflammation and burns while stimulating natural healing through increased oxygenation and eliminating persistent microorganisms and biofilms.

Our core U.S. market includes patients who suffer from various skin diseases, including dermatoses, acne, scarring, skin-barrier and scaly skin conditions. Our secondary U.S. market includes eye-hygiene and acute care markets. These conditions impact patients worldwide who have had to live with less than optimal solutions or ones that come with significant side-effects. Skin conditions can have significant, multi-dimensional effects on quality of life, including on patient’s physical, functional and emotional well-being.

Dermatology

In the United States, we sell our prescription and over-the-counter products into dermatology markets with an in-house sales team supported by a call center that visits or calls dermatologists. We also promote our products at conferences and with individual doctors. Our dermatology products are primarily purchased by distributors, wholesalers, and pharmacies.

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

Eye Care and Advanced Tissue Care

Our eye care and advanced tissue care products provide patients similar benefits to those in dermatology. In the United States, we support the eye care and advanced tissue care markets with a dedicated in-house sales force and through an inside call center. We have also entered into strategic partnerships with respected and influential physicians and surgeons to promote our products. Our eye care products include prescription and dispensing solutions prescribed mainly by ophthalmologists and optometrists supported by pharmacies and, in some cases, sold through wholesale networks. Our tissue care products are primarily purchased by hospitals, physicians, nurses, and other healthcare practitioners.

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

For the Asian and European markets we partner with Petagon, Limited, an international importer and distributor of quality pet food and products. On May 20, 2019, we entered into an agreement with Petagon to supply products to Petagon for five years at agreed upon transfer prices.

International

We sell products internationally through a worldwide distributor network in 53 countries. In these international markets, we have a network of partners, ranging from country specific distributors to large pharmaceutical companies to full-service sales and marketing companies.

We work with our international partners to create products they can market in their home country. Some products we develop and manufacture are private label while others using branding we have already developed. We have created or co-developed a wide range of products for international markets using our core HOCl technology. These products include consumer targeted products such as wound care, baby wash, eye care and acne treatments. We also manufacture disinfectants for distribution in certain countries.

In Europe, we rely on agreements with country-specific distributors for the sale of advanced tissue care and wound care products into 27 countries including Europe, including Austria, Belgium, Croatia, Italy, the Netherlands, Germany, Greece, Hungary, the Czech Republic, Spain, Norway, Switzerland, Poland, Portugal, Slovenia, the Slovak Republic, Finland, Denmark, Montenegro and Serbia.

Through our partner Microsafe Group DMCC, Dubai, we sell hard surface disinfectant products into Europe, the Middle East and Australia.

On May 19, 2020, we entered into a new license and distribution agreement with our existing partner, Brill International S.L. for our Microdacyn60® Eye Care product based on our patented Microcyn® Technology. Under the new license and distribution agreement, Brill has the right to market and distribute our eye care product under the private label Ocudox™ in Italy, Germany, Spain, Portugal, and the United Kingdom for a period of 10 years, subject to meeting annual minimum sales quantities. In return, Brill will pay us a one-time fee on April 1, 2021 and the agreed upon supply prices. Previously, under the old license and distribution agreement dated August 1, 2018, Brill marketed our eye care product only in Spain and Portugal.

Mexico

On October 27, 2016, we sold certain parts of our Latin American business to Invekra S.A.P.I de C.V., an affiliate of Laboratorios Sanfer, for an aggregate purchase price of U.S. $22 million, with the ability of Invekra to set up its own manufacturing using some of our know-how and technology. The agreement obligated us to provide manufacturing for Invekra at reduced prices. Such agreement ends on October, 27, 2020. We anticipate that we will continue to manufacture for Invekra through December 2020. After that time, we expect Invekra to commence its own manufacturing although we may continue to provide manufacturing support at prices commensurate with the market. As we make this transition, we expect our overall revenues from Invekra will decrease while our margins will increase.

Employees

As of June 29, 2020, we employed a total of 18 full-time employees in the United States, and one full-time and one part-time employee in the Netherlands. Additionally, we had 280 employees in Mexico, all of which were contracted through an employment agency. We are not a party to any collective bargaining agreements. We believe relations with employees are very good.

U.S. Products

Below are some of our product offerings:

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

U.S. Animal Health – MicrocynAH® (retail) / MicrocynVS® (veterinarian)

• •

MicrocynAH® and MicrocynVS® offer enhanced healing properties for animals.

MicrocynAH® and MicrocynVS® are HOCl-based topical solutions designed to relieve the common symptoms of hot spots, scratches, skin rashes post-surgical sites and irritated animal skin and promote expedited healing

International Products

Pediacyn™, Epicyn™, Gramaderm™, Microdacyn®

• • • • • • •

Outside the United States, we sell a variety of products through a network of distributors.

MicroSafe® Disinfectant & Sanitizer, sold through our partner MicroSafe Group, is indicated to sterilize hard surfaces by spraying directly onto the surface, for medical devices by submerging the device in
MicroSafe, and also for fumigation into the air.

Pediacyn™, Epicyn™ and Gramaderm™ offer relief for dermatoses, scar management and acne respectively.

Microdacyn® offers enhanced wound healing properties.

Ocudox™, an eye hygiene product, is marketed and distributed by our partner Brill International in Europe.

We partner with distributors in Europe, Brazil, Australia and Asia for the sale of our products.

In addition to these brands, we've developed or co-developed a variety of other products including baby wash, foot care, and animal healthcare products for our international partners. One of our core strengths is innovative product development in collaboration with distribution partners.

Research and Development

Research and development expense consists primarily of personnel expenses, clinical and regulatory services and supplies. For the years ended March 31, 2020 and 2019, research and development expense amounted to $1,339,000 and $1,518,000, respectively. A small percentage of these expenses were borne by our customers.

Manufacturing and Packaging

Through June 23, 2020, we manufactured products at facilities in Petaluma, California and Zapopan, Mexico. On June 24, 2020, we transitioned all of our manufacturing to Zapopan, Mexico and closed our Petaluma facility. We have developed a manufacturing process and conduct quality assurance testing on each production batch in accordance with current U.S., Mexican and international Current Good Manufacturing Practices. Both facilities are required to meet and maintain regulatory standards applicable to the manufacture of pharmaceutical and medical device products. Our United States facilities are certified and comply with U.S. Current Good Manufacturing Practices, Quality Systems Regulations for medical devices, and International Organization for Standardization, or ISO, guidelines. Our Mexican facility has been approved by the Ministry of Health and is also ISO 13485 certified.

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

International Regulatory Approvals and Clearances

Outside the United States, we sell products for dermatological and advanced tissue care with a European Conformity marking, Conformité Européenne, or CE. On April 9, 2020, we received an updated EC certificate covering 39 products in 53 countries with various approvals in Brazil, China, Southeast Asia, South Korea, India, Australia, New Zealand, and the Middle East.

The following table summarizes our material current regulatory approvals and clearances by brand.

Brand	Approval Type	Summary Indication

HOCl-based Products:

Lasercyn™ Gel, Levicyn™ Gel	U.S. 510(k) EU CE Mark	Prescription and OTC product, intended for use to relieve itch and pain from minor skin irritations, lacerations, abrasions and minor burns, such as sunburn. As a prescription product it is also intended for sores, injuries, ulcers of dermal tissue and exuding wounds.

Sebuderm™	U.S. 510(k) EU CE Mark	Prescription-only product, manages and relieves the burning, itching, erythema, scaling, and pain experienced with seborrhea and seborrheic dermatitis. It also helps to relieve dry, waxy skin by maintaining a moist wound and skin environment, which is beneficial to the healing process.

Celacyn® Scar Management Gel, Regenacyn Scar Management Gel	U.S. 510(k)	Prescription and OTC product, for the management of old and new hypertrophic and keloid scarring resulting from burns, general surgical procedures and trauma wounds.

Levicyn™ SG	U.S. 510(k) EU CE Mark	Prescription and OTC product, for the management and relief of burning and itching associated with many common types of skin irritation, lacerations, abrasions and minor burns. As a prescription product it also relieves burning and itching and pain associated with various types of dermatoses, including radiation dermatitis and atopic dermatitis.

Epicyn™ Antimicrobial Facial Cleanser	U.S. 510(k) EU CE Mark	Prescription and OTC product, management of skin abrasions, lacerations, minor irritations, cuts and intact skin. As a prescription product it is intended for the cleansing, irrigation, moistening, debridement and removal of foreign material and debris from exudating wounds, first- and second-degree burns and other skin irritations.

Lasercyn™ Gel	U.S. 510(k)	Prescription and OTC product, intended for the management of minor skin irritations following post non ablative laser therapy procedures, post microdermabrasion therapy and following superficial chemical peels, and to relieve itch and pain from minor skin irritations, lacerations, abrasions and minor burns.

Levicyn™ Dermal Spray, Lasercyn™ Dermal Spray	U.S. 510(k)	Prescription and OTC product, for the management of skin abrasions, lacerations, minor irritations, cuts and intact skin. As a prescription product it is intended for the cleansing, irrigation, moistening, debridement and removal of foreign material including microorganisms and debris from exudating wounds, acute and chronic dermal lesions, burns, and other skin irritations.

Gramaderm®	EU CE Mark	Various product formulations for the topical treatment of mild to moderate acne.

Microdacyn60®	EU CE Mark	Various product formulations for the management of itching, burning and other skin irritations.

MucoClyns™	EU CE Mark	Indicated for the use in emergencies and safe to use on mucous membranes, cuts, abrasions, burns and body surfaces for the treatment immediately after an unexpected exposure to infection risk, and professional medical attention.

Sinudox™	EU CE Mark	Solution intended for nasal irrigation, including the moistening of cuts, abrasions and lacerations located in the nasal cavity.

In-licensed Technology:

Loyon®	U.S. 510 (k)	Prescription-only product, intended to manage skin scaling experienced with various types of dermatoses.

Ceramax™ Skin Barrier Cream or Lotion	U.S. 510(k)	Prescription-only product, for the management of dry itchy skin, minor skin irritations, rashes, and inflammation caused by various skin conditions based on patented Lipogrid® Technology.

Significant Customers

We rely on certain key customers for a significant portion of revenues. In the U.S., our key customers are pharmaceutical wholesalers, specialty pharmacies, and independent pharmacies, including AmerisourceBergen, McKesson and Cardinal Health, that purchase our products and resell to retail pharmacies like CVS, Walgreens and Walmart. At March 31, 2020, no customer represented more than 10% of the net accounts receivable balance. For the year ended March 31, 2020, one customer represented 16%, and one customer represented 11% of net revenues. At March 31, 2019, no customer represented more than 10% of the net accounts receivable balance. For the year ended March 31, 2019, one customer represented 18%, and one customer represented 10% of net revenues.

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

As of June 30, 2020, we own a total of 70 issued patents, consisting of 19 issued U.S. patents and 51 issued foreign patents. We also have 3 pending foreign patent applications. All patent applications as well as issued patents are directed at our HOCl technology. The issued U.S. and foreign patents expire in 2022-2029.

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

We received a CE certificate for 39 of our Class IIB medical devices, which allows us to affix CE markings on these products and sell them in Europe. We may not be able to maintain the requirements established for CE markings for any or all of our products or be able to produce these products in a timely and profitable manner while complying with the requirements of the Medical Devices Directive and other regulatory requirements.

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

ITEM 1A. Risk Factors

Risks Related to Our Business

We have a history of losses, we expect to continue to incur losses and we may never achieve profitability and our March 31, 2020 audited consolidated financial statements included disclosure that casts substantial doubt regarding our ability to continue as a going concern.

We reported a loss from continuing operations of $2,946,000 and $11,798,000 for the years ended March 31, 2020 and 2019, respectively. At March 31, 2020 and 2019, our accumulated deficit amounted to $172,246,000 and $169,238,000, respectively. We had working capital of $7,518,000 and $8,905,000 as of March 31, 2020 and 2019, respectively. During the years ended March 31, 2020 and 2019, net cash used in operating activities amounted to $4,591,000 and $11,717,000, respectively. As of March 31, 2020, we had cash and cash equivalents of $3,691,000. We’ve spent the most recent 18 months working to reduce our losses and have made significant progress. However, we expect to continue incurring losses for the next two quarters as we move through one-time costs and restructuring expenses. We may never achieve or sustain profitability. We must raise additional capital to pursue our product development initiatives, penetrate markets for the sale of our products and continue as a going concern. We cannot provide any assurance that we will raise additional capital. We believe that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means. We may not raise enough capital in this offering to meet our needs and we may have to raise additional capital in the future. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. These measures could cause significant delays in our efforts to further commercialize our products, which are critical to the realization of our business plan and to our future operations. These matters raise substantial doubt about our ability to continue as a going concern or become profitable.

We could experience adverse financial effects due to strain on the global economic environment.

Since December 2019, a novel strain of coronavirus, or SARS-CoV-2, led to the COVI-19 pandemic and caused significant disruptions to the global and U.S. economy. In Spring 2020, several countries, U.S. states, cities and communities enacted emergency and shelter in place orders which severely limited the movement of people and goods, including non-emergency medical care, shopping and dining. These events and limitations can have an adverse effect on the global economy. Since the future course and duration of the COVID-19 outbreak are unknown, we are currently unable to determine whether the outbreak will have a further negative effect on our results of operation in 2020.

Our accounts receivable, net increased from fiscal year 2019 to fiscal year 2020 and if we do not manage our accounts receivables our ability to generate revenue may be diminished.

We reported accounts receivable, net of $4,062,000 and $3,481,000 as of March 31, 2020 and 2019, respectively. We periodically review our accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. If we do not manage our accounts receivable, our ability to generate revenue may be diminished. This could have a material adverse effect on our revenues, financial position, cash flows and results of operations.

Because our revenues from the Latin American assets sold to Invekra on October 27, 2016 represented a significant portion of our reported total consolidated revenues during the fiscal years ended March 31, 2020 and 2019, our business following the sale may be substantially reduced.

Our revenues from our Latin American business that we sold to Invekra on October 27, 2016, were $3,581,000 and $3,376,000 for the years ended March 31, 2020 and 2019, respectively. The agreement obligated us to provide manufacturing for Invekra at reduced prices. Such agreement ends on October, 27, 2020. We anticipate that we will continue to manufacture for Invekra through December 2020. After that time, we expect Invekra to commence its own manufacturing although we may continue to provide manufacturing support at prices commensurate with the market. As we make this transition, we expect our overall revenues from Invekra will decrease while our margins will increase. If we are unable to increase our dermatology or international sales to replace the outgoing Invekra revenues, our results of operations and financial condition may be adversely affected.

A majority of our business is conducted outside of the United States, exposing us to additional risks that may not exist in the United States, which in turn could cause our business and operating results to suffer.

We have material international operations in Mexico and Europe. During the years ended March 31, 2020 and 2019, approximately 63% and 49% of our total product related revenue, respectively, were generated from sales outside of the United States. Our business is highly regulated for the use, marketing and manufacturing of our HOC1-based products both domestically and internationally. Our international operations are subject to risks, including:

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

To penetrate our target markets, we may need to enter into additional collaborative agreements to assist in the development and commercialization of products. For example, depending upon our analysis of the time and expense involved in obtaining FDA approval to sell a product to treat open wounds, we may choose to license our technology to a third party as opposed to pursuing commercialization ourselves, or in-license technologies that complement our products. Establishing strategic collaborations is difficult and time-consuming. Potential collaborators may reject collaborations based upon their assessment of our financial, regulatory or intellectual property position and our internal capabilities. Our discussions with potential collaborators may not lead to the establishment of new collaborations on favorable terms and may have the potential to provide collaborators with access to our key intellectual property filings and next generation formations. We have limited control over the amount and timing of resources that our current collaborators or any future collaborators devote to our collaborations or potential products. These collaborators may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our collaborators may not develop or commercialize products that arise out of our collaborative arrangements or devote sufficient resources to the development, manufacture, marketing or sale of these products. By entering into collaboration, we may preclude opportunities to collaborate with other third parties who do not wish to associate with our existing third-party strategic partners. Moreover, in the event of termination of a collaboration agreement, termination negotiations may result in less favorable terms.

We rely on a number of key customers who may not consistently purchase our products in the future and if we lose any one of these customers, our revenues may decline.

Although we have a significant number of customers in each of the geographic markets that we operate in, we rely on certain key customers for a significant portion of our revenues. For the year ended March 31, 2020, one customer represented 15%, and one customer represented 11% of net revenues. For the year ended March 31, 2019, one customer represented 18%, and one customer represented 10% of net revenues. In the future, a small number of customers may continue to represent a significant portion of our total revenues in any given period. These customers may not consistently purchase our products at a particular rate over any subsequent period. The loss of any of these customers could adversely affect our revenues.

Negative economic conditions increase the risk that we could suffer unrecoverable losses on our customers’ accounts receivable which would adversely affect our financial results.

We grant credit to our business customers, which are primarily located in Mexico, Europe and the United States. Collateral is generally not required for trade receivables. We maintain allowances for potential credit losses. At March 31, 2020 and 2019, no customer represented more than 10% of the net accounts receivable balance, respectively. While we believe we have a varied customer base and have experienced strong collections in the past, if current economic conditions disproportionately impact any one of our key customers, including reductions in their purchasing commitments to us or their ability to pay their obligations, it could have a material adverse effect on our revenues and liquidity. We have not purchased insurance on our accounts receivable balances.

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

We have significant international operations in Mexico and Europe, and we manufacture products for export in Mexico. There may be changes to existing trade agreements, like the NAFTA's successor agreement, the USMCA, which will go into effect on July 1, 2020, greater restrictions on free trade generally, and significant increases in tariffs on goods imported into the United States, particularly tariffs on products manufactured in Mexico, among other possible changes. Any changes to USMCA (or subsequent trade agreements) could impact our operations in countries where we manufacture or sell products or source components, or materials, which could adversely affect our operating results and our business.

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

An important element of our business strategy is to enter into collaborative or license arrangements under which we license our HOC1 technology to other parties for development and commercialization. We expect to seek collaborators for our potential products because of the expense, effort and expertise required to conduct clinical trials and further develop those potential product candidates. Because collaboration arrangements are complex to negotiate, we may not be successful in our attempts to establish these arrangements. If we need third party assistance in identifying and negotiating one or more acceptable arrangements, it might be costly. Also, we may not have products that are desirable to other parties, or we may be unwilling to license a potential product because the party interested in it is a competitor. The terms of any arrangements that we establish may not be favorable to us. Alternatively, potential collaborators may decide against entering into an agreement with us because of our financial, regulatory or intellectual property position or for scientific, commercial or other reasons. If we are unable to establish collaborative agreements, we may not be able to develop and commercialize new products, which would adversely affect our business and our revenues.

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

As of March 31, 2020, we had outstanding warrants exercisable for an aggregate of 468,000 shares of our common stock at a weighted average exercise price of approximately $10.10 per share. We also had units convertible into 46,000 shares of common stock at an exercise price of $11.25 per unit. In addition, as of March 31, 2020, options to purchase an aggregate of 378,000 shares of our common stock were outstanding at a weighted average exercise price of approximately $26.55 per share and a weighted average contractual term of 7.54 years, as well as 2,000 unvested restricted stock awards valued at $13.68 per share. In addition, 442,000 shares of our common stock were available on March 31, 2020 for future option grants under our 2011 Stock Incentive Plan and 2016 Equity Incentive Plan. To the extent any of these warrants or options are exercised and any additional options are granted and exercised, there will be further dilution to stockholders and investors. Until the options and warrants expire, these holders will have an opportunity to profit from any increase in the market price of our common stock without assuming the risks of ownership. Holders of options and warrants may convert or exercise these securities at a time when we could obtain additional capital on terms more favorable than those provided by the options or warrants. The exercise of the options and warrants will dilute the voting interest of the owners of presently outstanding shares by adding a substantial number of additional shares of our common stock.

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

ITEM 2. Properties

In June 2020, we closed our Petaluma offices and manufacturing and moved our corporate offices to Woodstock, Georgia and our manufacturing to Zapopan, Mexico. We currently lease the following material properties:

Location	Rent per month	Purpose
360 Molly Lane, Suite 150, Woodstock, GA 30188	USD 5,191	Principal executive office
1129 North McDowell Blvd., Petaluma, CA 94954, USA	USD 5,148	Warehouse
Industria Vidriera 81, Zapopan Industrial Norte, Zapopan, Jalisco, 45135, Mexico	MXN 113,543	Office, manufacturing
Industria Maderera 124 & 106 & 815 Zapopan Industrial Norte, Zapopan, Jalisco, 45135, Mexico	MXN 141,506	Warehouse

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

Holders

As of June 19, 2020, we had approximately 330 holders of record of our common stock. Holders of record include nominees who may hold shares on behalf of multiple owners.

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

Recent Sales of Unregistered Securities

On May 29, 2020, we issued 3,602 unregistered shares of common stock upon the exercise of a warrant upon a cashless exercise.

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

Issuer Purchases of Equity Securities

There were no repurchases made by us or on our behalf, or by any “affiliated purchaser,” of shares of our common stock during the quarter ended March 31, 2020.

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

For a Summary of Critical Accounting Policies, please refer to Notes to Consolidated Financial Statements, Note 3.

Results of Operations

Comparison of the Year Ended March 31, 2020 and 2019

Total revenues for the year ended March 31, 2020 of $18,936,000 decreased marginally by $34,000 as compared to $18,970,000 for the year ended March 31, 2019. Product revenues for the year ended March 31, 2020 of $17,777,000 decreased by $104,000, or 1%, as compared to $17,881,000 for the year ended March 31, 2019. This decrease was primarily the result of a decrease in product revenue of $2,407,000, or 27%, in the United States, a decrease in product revenue of $1,516,000, or 38%, in Latin America, offset by growth of product revenue of $3,819,000, or 78%, in Europe and Rest of World.

Product revenues in the United States for the year ended March 31, 2020, of $6,633,000 decreased by $2,407,000, or 27%, as compared to $9,040,000 for the year ended March 31, 2019. This decrease in revenue was primarily the result of a decline in the United States partly due to the launch of Epicyn in the year ended March 31, 2019 which increased sales in that year, weakening in insurance reimbursements for our prescription products and a decrease in spending on sales and marketing efforts in the year ended March 31, 2020.

Product revenues in Latin America for the year ended March 31, 2020, of $3,684,000 decreased by $278,000, or 7%, as compared to 3,962,000 for the year ended March 31, 2019. As a result of the asset purchase agreement and arrangement we entered into on October 27, 2016 with Invekra, we will continue to supply Invekra with product at a reduced price until they set up their manufacturing facility. We expect our revenues in Latin America will decrease significantly once Invekra has set up their manufacturing facility by the end of 2020. During the year ended March 31, 2020, we reported $3,581,000 of Latin America product revenue related to Invekra as compared to $3,376,000 during the year ended March 31, 2019.

Product revenue in Europe and the Rest of the World for the year ended March 31, 2020 of $7,460,000 increased by $2,581,000, or 53%, as compared to $4,879,000 for the year ended March 31, 2019. The increase in product revenue in Europe and Rest of World was mostly the result of increased sales in Europe due to an expansion in the customer base.

The following table shows our product revenues by geographic region:

	Year Ended March 31,
	2020	2019	$ Change	% Change
United States	$6,633,000	$9,040,000	$(2,407,000)	27%
Latin America	3,684,000	3,962,000	(278,000)	7%
Europe and Rest of the World	7,460,000	4,879,000	2,581,000	53%
Total	$17,777,000	$17,881,000	$(104,000)	1%

Service revenues for the year ended March 31, 2020, of $1,159,000 increased by $70,000, or 6%, when compared to $1,089,000 in the prior period. The increase was primarily the result of higher volume of laboratory tests and services in the United States.

Gross Profit

For the year ended March 31, 2020, we reported total revenues of $18,936,000 and total cost of revenues of $10,603,000, resulting in total gross profit of $8,333,000 or 44% of total revenues, compared to a gross profit of $8,880,000 or 47% of total revenues, for the same period in the prior year. The reduction in gross profit margin is related to a one-time adjustment of $510,000 for obsolete inventory in our Mexico facility.

For the year ended March 31, 2020, we reported product revenues of $17,777,000 and cost of product revenues of $10,082,000, resulting in product gross profit of $7,695,000, or 43% of product revenues, compared to product gross profit of $8,547,000, or 48% of product revenues, for the same period in the prior year. The decrease in margins is mostly attributable to the decrease in product revenue resulting from a decrease in insurance reimbursements for our prescription products and a one-time adjustment of $510,000 for obsolete inventory in our Mexico facility.

For the year ended March 31, 2020, we reported service revenues of $1,159,000 and cost of service revenues of $521,000, resulting in service gross profit of $638,000, or 55% of service revenues, compared to service gross profit of $333,000, or 31% of service revenues, for the same period in the prior year. The increase in gross margin is due to improved efficiencies in our processes.

Research and Development Expense

Research and development expenses for the year ended March 31, 2020 of $1,339,000 decreased $179,000, or 12% as compared to $1,518,000 for the year ended March 31, 2019. The decrease was primarily the result of lower salaries in the current period as compared to the same period in the prior year.

Selling, General and Administrative Expense

Selling, general and administrative expenses for the year ended March 31, 2020 of $13,665,000 decreased by $4,955,000, or 27%, when compared to $18,620,000 for the year ended March 31, 2019. The decrease in selling, general and administrative expenses was primarily the result of certain cost savings measures implemented during fiscal year 2020.

Interest Expense

Interest expense for the year ended March 31, 2020 of $16,000 decreased $17,000, or, 52%, when compared to $33,000 for the year ended March 31, 2019.

Interest Income

Interest income for the year ended March 31, 2020, of $50,000 decreased by $140,000, or 74%, when compared to $190,000 for the year ended March 31, 2019. The decrease is primarily due to interest income reported related to a discount on deferred revenue from our agreement with Invekra.

Gain on Sale of Assets

For the year ended March 31, 2020, we reported income related to the sale of certain assets to Microsafe and Petgaon in the amount of $3,572,000.

Other Expense

Other expense for the year ended March 31, 2020, of $240,000 increased marginally by $1,000 when compared to other expense of $239,000 for the year ended March 31, 2019. The increase in other expense relates primarily to fluctuations in foreign exchange.

Net Loss

Net loss for the year ended March 31, 2020, of $2,946,000 decreased by $8,852,000, or 75% when compared to net loss of $11,798,000 for the year ended March 31, 2019. The decrease in net loss is primarily due to a decrease in operating loss of $4,587,000 due to cuts to our selling. general and administrative expenses, which were partially offset by $663,000 in bad debt expense, and $3,572,000 of other income generated from the sales to Microsafe and Petagon.

Liquidity and Capital Resources

We reported a net loss of $2,946,000 and $11,798,000 for the years ended March 31, 2020 and 2019, respectively. At March 31, 2020 and March 31, 2019, our accumulated deficit amounted to $172,246,000 and $169,238,000, respectively. At March 31, 2020 and March 31, 2019, our working capital amounted to $7,518,000 and $8,905,000, respectively.

On May 29, June 1 and 2, 2020, we received proceeds of $1,490,000 from the exercise of November 2018 common stock purchase warrants by several investors. On June 24, 2020, we received $609,000 from the sale of our Micromed Laboratories division to Infinity Labs.

On May 1, 2020, we received unsecured loan proceeds in the amount of $1,300,000 under the Paycheck Protection Program, or PPP, from Coastal States Bank, Georgia. The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight or 24 weeks as long as we use the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and we maintain our payroll levels. The amount of loan forgiveness will be reduced if we terminate employees or reduce salaries during the eight- or 24-week period. While we currently believe that our use of the loan proceeds will meet the conditions for forgiveness of portions of the loan, we cannot assure you that it will be eligible for forgiveness, in whole or in part.

We continue to make progress towards reaching break even. We closed our Petaluma offices and manufacturing facility on June 24, 2020 which will significantly lower our overhead. We expect to continue incurring losses for the next two quarters as we move through restructuring costs and one-time expenses related to that closure. We may raise additional capital to pursue our product development initiatives, to penetrate markets for the sale of our products and continue as a going concern. We cannot provide any assurances that we will be able to raise additional capital.

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

Sources of Liquidity

As of March 31, 2020, we had cash and cash equivalents of $3,691,000. Since our inception, substantially all of our operations have been financed through sales of equity securities. Other sources of financing that we have used to date include our revenues, as well as various loans and the sale of certain assets to Invekra, Petagon and Microsafe.

Since April 1, 2018, substantially all of our operations have been financed through the following transactions:

•	Proceeds of $1,542,000 received from the exercise of common stock purchase warrants and options.
•	Net proceeds of $4,743,000 received from the sale of common stock and preferred stock units through a public offering which closed on November 21, 2018.
Net proceeds of $2,472,000 received from the sale of assets to Petagon, Ltd. which closed on May 20, 2019.
•	Net proceeds of $1,376,000 received from the sale of common stock through a registered direct offering which closed on November 29, 2019.
•	Net proceeds of $1,100,000 from the sale of assets to Microsafe which closed on February 21, 2020.
•	Loan proceeds of $1,300,000 under the Paycheck Protection Program disbursed on May 1, 2020.
•	Net proceeds of $609,000 from the sale of our Micromed Laboratories division which closed on June 24, 2020.

Cash Flows

As of March 31, 2020, we had cash and cash equivalents of $3,691,000, compared to $3,689,000 as of March 31, 2019.

Net cash used in operating activities during the year ended March 31, 2020 was $4,591,000, primarily due to the gain on sale of assets related to Petagon and Microsafe totaling $3,600,000, an increase in our accounts receivable of $2,190,000, and our net loss of $2,946,000, partially offset by stock-based compensation of $839,000 and a provision for doubtful accounts of $1,004,000.

Net cash used in operating activities during the year ended March 31, 2019 was $11,717,000, primarily due to our net loss of $11,798,000 offset by stock related compensation of $1,635,000 in the period. Additionally, we had increases in accounts receivable of $1,944,000 mostly related to increased sales.

Net cash provided by investing activities was $3,644,000 for the year ended March 31, 2020, primarily related to proceeds from the sale of assets to Petagen and Microsafe of 3,800,000 partially offset by purchases of equipment.

Net cash used in investing activities was $131,000 for the year ended March 31, 2019, primarily related to the purchase of equipment.

Net cash provided by financing activities was $1,029,000 for the year ended March 31, 2020, primarily related to net proceeds from the sale of common stock of $1,376,000, offset by principal payments of debt and financing leases of $347,000.

Net cash provided by financing activities was $5,492,000 for the year ended March 31, 2019, primarily related to net proceeds from the sale of common and preferred stock of $5,700,000.

Contractual Obligations

As of March 31, 2020, we had contractual obligations as follows (long-term debt and financing lease amounts include principal payments only):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	After 3 Years
Long-term debt	$481,000	$481,000	$	$–
Finance leases	147,000	147,000	–	–
Operating leases	251,000	251,000	–	–
Total	$879,000	$879,000	$–	$–

Operating Capital and Capital Expenditure Requirements

We reported a net loss of $2,946,000 and $11,798,000 for the years ended March 31, 2020 and 2019, respectively. At March 31, 2020 and March 31, 2019, our accumulated deficit amounted to $172,246,000 and $169,238,000, respectively. At March 31, 2020 and March 31, 2019, our working capital amounted to $7,518,000 and $8,905,000, respectively.

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

Material Trends and Uncertainties

We continue to monitor our U.S. dermatology business. We sell our U.S. dermatology products partially through a direct sales force that meets face to face with prescribers and other customers. As states began to shut down in March 2020, our U.S. dermatology sales slowed substantially as doctors closed their offices for face to face meetings. In response to this challenge, we furloughed or laid off certain sales staff to conserve our cash and liquidity. U.S. dermatology revenues stayed at a reduced rate through April and May 2020 although they have increased in June 2020 as states have reopened. We don’t know how the pandemic will impact sales in the future. We continue to explore alternative ways of selling our U.S. dermatology products, including through third party distributors.

Consistent with other pharmaceutical companies in the United States, we experience seasonal fluctuations in our U.S. dermatology sales due to patients facing the need to satisfy health insurance deductibles, which are reset at the beginning of each year and adjusting to changing copays. Typically, our first calendar quarter, or 4th fiscal quarter, is lower than our other quarters for U.S. dermatology sales.

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

During the years ended March 31, 2020 and 2019, revenue from sales to our Latin America partner Invekra amounted to approximately 19% and 18% of our total revenue, respectively. The agreement between Invekra and us obligated us to provide manufacturing for Invekra at reduced prices. Such agreement ends on October, 27, 2020. We anticipate that we will continue to manufacture for Invekra through December 2020. After that time, we expect Invekra to commence its own manufacturing although we may continue to provide manufacturing support at prices commensurate with the market. As we make this transition, we expect our overall revenues from Invekra will decrease while our margins will increase. However, we expect that our future overall revenues from Latin American sales will be substantially reduced.

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

ITEM 8. Consolidated Financial Statements and Supplementary Data

Sonoma Pharmaceuticals, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Sonoma Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sonoma Pharmaceuticals, Inc. and Subsidiaries(the “Company”) as of March 31, 2020 and 2019, the related consolidated  statements of comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended March 31, 2020, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Marcum llp

We are uncertain as to the year we began serving consecutively as the auditor of the Company’s financial statements; however, we are aware that we have been the Company’s auditor consecutively since at least 2006.

New York, NY
July 10, 2020

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$3,691	$3,689
Accounts receivable, net	4,062	3,481
Inventories	2,192	3,409
Prepaid expenses and other current assets	2,256	1,694
Current portion of deferred consideration, net of discount	182	223
Total current assets	12,383	12,496
Property and equipment, net	365	727
Operating lease, right of use assets	963	–
Deferred consideration, net of discount, less current portion	786	1,103
Other assets	64	122
Total assets	$14,561	$14,448

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,086	$1,255
Accrued expenses and other current liabilities	1,774	1,501
Deferred revenue	228	47
Deferred revenue Invekra	45	55
Current portion of long-term debt	481	322
Operating lease liabilities	251	–
Current portion of finance leases	–	141
Common stock liability (Note 10)	–	270
Total current liabilities	4,865	3,591
Long-term deferred revenue Invekra	245	356
Long-term debt, less current portion	–	12
Operating lease liabilities, less current portion	746	–
Total liabilities	5,856	3,959
Commitments and Contingencies (Note 13)
Stockholders’ Equity
Convertible preferred stock, $0.0001 par value; 714,286 shares authorized at March 31, 2020 and March 31, 2019, respectively, 1.55 shares issued and outstanding at March 31, 2020 and March 31, 2019, respectively	–	–
Common stock, $0.0001 par value; 24,000,000 shares authorized at March 31, 2020 and March 31, 2019, respectively, 1,777,483 and 1,316,335 shares issued and outstanding at March 31, 2020 and March 31, 2019, respectively (Note 14)	2	2
Additional paid-in capital	186,559	184,074
Accumulated deficit	(172,246)	(169,238)
Accumulated other comprehensive loss	(5,610)	(4,349)
Total stockholders’ equity	8,705	10,489
Total liabilities and stockholders’ equity	$14,561	$14,448

The accompanying footnotes are an integral part of these consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands, except per share amounts)

	Year Ended March 31,
	2020	2019
Revenues
Product	$17,777	$17,881
Service	1,159	1,089
Total revenues	18,936	18,970
Cost of revenues
Product	10,082	9,334
Service	521	756
Total cost of revenues	10,603	10,090
Gross profit	8,333	8,880
Operating expenses
Research and development	1,339	1,518
Selling, general and administrative	13,665	18,620
Total operating expenses	15,004	20,138
Loss from operations	(6,671)	(11,258)
Interest expense	(16)	(33)
Interest income	50	190
Gain on sale of assets	3,572	–
Other income (expense)	240	(239)
Loss before income taxes	(2,825)	(11,340)
Income tax expense	(121)	(458)
Net loss	(2,946)	(11,798)
Net loss per share: basic and diluted	$(1.99)	$(12.77)
Weighted-average number of shares used in per common share calculations: basic and diluted	1,477	924

Other comprehensive loss
Net loss	$(2,946)	$(11,798)
Foreign currency translation adjustments	(1,261)	(374)
Comprehensive loss	$(4,207)	$(12,172)

The accompanying footnotes are an integral part of these consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended March 31, 2020 and 2019

(In thousands, except share amounts)

	Series A Preferred Stock ($0.0001 par Value)		Common Stock ($0.0001 par Value)		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance March 31, 2019	1.55	$–	1,316,335	$2	$184,074	$(169,238)	$(4,349)	$10,489
Cumulative effect related to April 1, 2019 adoption of Accounting Standards Update (ASU) 2016-02, Leases (Topic 842)	–	–	–	–	–	(62)	–	(62)
Issuance of common stock in connection with November 29, 2019 offering, net of offering costs	–	–	446,577	–	1,376	–	–	1,376
Reclassification of stock liability to equity	–	–	12,556	–	270	–	–	270
Stock based compensation related to issuance of common stock restricted stock grants	–	–	2,015	–	38	–	–	38
Stock based compensation, net of forfeitures	–	–	–	–	801	–	–	801
Foreign currency translation adjustment	–	–	–	–	–	–	(1,261)	(1,261)
Net loss	–	–	–	–	–	(2,946)	–	(2,946)
Balance, March 31, 2020	1.55	$–	1,777,483	$2	$186,559	$(172,246)	$(5,610)	$8,705

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)

For the Years Ended March 31, 2020 and 2019

(In thousands, except share amounts)

	Series A Preferred Stock ($0.0001 par Value)		Common Stock ($0.0001 par Value)		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance March 31, 2018	–	$–	685,747	$1	$176,740	$(157,440)	$(3,975)	$15,326
Rounding adjustment related to 1-for-9 common stock split, effected June 19, 2019	–	–	(1,442)	–	–	–	–	–
Issuance of common stock in connection with December 8, 2017 At Market Issuance Sales Agreement, net of commissions, expenses and other offering costs	–	–	29,710	–	957	–	–	957
Issuance of common stock and common stock purchase warrants in connection with December 8, 2017 At Market Issuance Sales Agreement, net of commissions, expenses and other offering costs	–	–	507,156	1	3,881	–	–	3,882
Issuance of Series B convertible preferred stock in connection with November 21, 2018 closing of offering, net of commissions, expenses and other offering costs	9.65	–	–	–	861	–	–	861
Conversion of Series B convertible preferred stock into common stock	(8.10)	–	90,000	–	–	–	–	–
Issuance of common stock for service fees	–	–	2,736	–	59	–	–	59
Stock based compensation related to issuance of common stock restricted stock grants	–	–	2,428	–	117	–	–	117
Stock based compensation, net of forfeitures	–	–	–	–	1,459	–	–	1,459
Foreign currency translation adjustment	–	–	–	–	–	–	(374)	(374)
Net loss	–	–	–	–	–	(11,798)	–	(11,798)
Balance, March 31, 2019	1.55	$–	1,316,335	$2	$184,074	$(169,238)	$(4,349)	$10,489

The accompanying footnotes are an integral part of these consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(2,946)	$(11,798)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	312	453
Provision for (recovery of) doubtful accounts	1,004	(7)
Provision for discounts, rebates, distributor fees and returns	787	(832)
Provision for obsolete inventory	526	77
Stock-based compensation	839	1,635
Operating lease right-of-use asset	464	–
Loss on disposal of equipment	18	21
Gain on sale of assets	(3,572)	–
Changes in operating assets and liabilities:
Accounts receivable	(2,190)	(1,164)
Inventories	323	(779)
Deferred consideration, net of discount	(217)	135
Prepaid expenses and other current assets	(19)	574
Accounts payable	336	5
Accrued expenses and other current liabilities	330	115
Operating lease liabilities	(489)	–
Deferred revenue	(97)	(152)
Net cash used in operating activities	(4,591)	(11,717)
Cash flows from investing activities:
Purchases of property and equipment	(206)	(100)
Deposits	50	(31)
Proceeds from Petagon Limited	2,700	–
Proceeds from Microsafe Group, DMCC	1,100	–
Net provided by (used in) investing activities	3,644	(131)
Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	1,376	957
Proceeds from sale of common stock and preferred stock units, net of offering costs	–	4,743
Proceeds from common stock liability	–	270
Principal payments on long-term debt	(334)	(154)
Principal payments on capital leases	(13)	(324)
Net cash provided by financing activities	1,029	5,492
Effect of exchange rate on cash and cash equivalents	(80)	(21)
Net increase (decrease) in cash and cash equivalents	2	(6,377)
Cash and cash equivalents, beginning of year	3,689	10,066
Cash and cash equivalents, end of year	$3,691	$3,689

Supplemental disclosure of cash flow information:
Cash paid for interest	$16	$33

Non-cash operating and financing activities:
Insurance premiums financed	$481	$396

The accompanying footnotes are an integral part of these consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Organization and Recent Developments

Organization

Sonoma Pharmaceuticals, Inc. (the “Company”) was incorporated under the laws of the State of California in April 1999 and was reincorporated under the laws of the State of Delaware in December 2006. The Company’s principal office was moved to Woodstock, Georgia from Petaluma, California in June 2020. The Company is a global healthcare leader for developing and producing stabilized hypochlorous acid (“HOCl”) products for a wide range of applications, including wound care, animal health care, eye care, oral care and dermatological conditions. The Company’s products reduce infections, itch, pain, scarring and harmful inflammatory responses in a safe and effective manner. In-vitro and clinical studies of HOCl show it to have impressive antipruritic, antimicrobial, antiviral and anti-inflammatory properties. The Company’s stabilized HOCl immediately relieves itch and pain, kills pathogens and breaks down biofilm, does not sting or irritate skin and oxygenates the cells in the area treated assisting the body in its natural healing process. The Company sell its products either directly or via partners in 53 countries worldwide.

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

NOTE 2 – Liquidity and Financial Condition

The Company reported a net loss of $2,946,000 for the year ended March 31, 2020. At March 31, 2020 and March 31, 2019, the Company’s accumulated deficit amounted to $172,246,000 and $169,238,000, respectively. The Company had working capital of $7,518,000 and $8,905,000 as of March 31, 2020 and March 31, 2019, respectively.

Subsequent to the year ended March 31, 2020, the Company received $1,542,000 in cash from the exercise of common stock purchase warrants and options, $1,300,000 under the Paycheck Protection Program and $609,000 from the sale of its Micromed Laboratories division. (See Note 19 – Subsequent Events)

In November 2019, the Company entered into a placement agency agreement with Dawson James Securities, Inc. The public offering price for each unit was $3.50. On November 29, 2019, at closing of the offering, the Company sold 446,577 shares of common stock for gross proceeds of $1,563,000 and net proceeds of $1,376,000 after deducting placement agent commissions and other offering expenses.

Management believes that the Company has access to additional capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means; however, the Company cannot provide any assurance that other new financings will be available on commercially acceptable terms, if needed. If the economic climate in the U.S. deteriorates, the Company’s ability to raise additional capital could be negatively impacted. If the Company is unable to secure additional capital, it may be required to take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations. These measures could cause significant delays in the Company’s continued efforts to commercialize its products, which is critical to the realization of its business plan and the future operations of the Company. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

COVID – 19

On March 11, 2020 the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. In an effort to mitigate the continued spread of the virus, federal, state and local governments, as well as certain private entities have mandated various restrictions, including travel restrictions, restrictions on public gatherings and quarantining of people who may have been exposed to the virus. As a result of these restrictions, together with a general fear of the impact on the global economy and financial markets, there is significant uncertainty surrounding the potential impact on the Company. As events are rapidly changing, the Company is unable to accurately predict the impact that the coronavirus will have on its business due to uncertainties including, but not limited to, the duration of quarantines and other travel restrictions within China, the U.S. and other affected countries, the ultimate geographical spread of the virus, the severity of the disease, the duration of the outbreak and the public’s response to the outbreak.

NOTE 3 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Aquamed Technologies, Inc. (“Aquamed”), Oculus Technologies of Mexico S.A. de C.V. (“OTM”), and Sonoma Pharmaceuticals Netherlands, B.V. (“SP Europe”). Aquamed has no current operations. All significant intercompany accounts and transactions have been eliminated in consolidation. The functional currency for the Company's wholly-owned subsidiaries incorporated outside the United States (“U.S.”) is the U.S. dollar. All intercompany transactions and balances have been eliminated in consolidation

Use of Estimates

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

Service revenue from testing contracts is recognized as tests are completed and a final report is sent to the customer.

Disaggregation of Revenue

The following table presents the Company’s disaggregated revenues by revenue source:

	Year Ended March 31,
	2020	2019
Product
Human Care	$15,686,000	$15,912,000
Animal Care	2,091,000	1,969,000
	17,777,000	17,881,000
Service	1,159,000	1,089,000
Total	$18,936,000	$18,970,000

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

The Company grants credit to its business customers, which are primarily located in Mexico, Europe and the United States. Collateral is generally not required for trade receivables. The Company maintains allowances for potential credit losses. At March 31, 2020 and 2019, no customers represented more than 10% of net accounts receivable balance, respectively. For the year ended March 31, 2020, one customer represented 15%, and one customer represented 11% of net revenues. For the year ended March 31, 2019, one customer represented 18%, and one customer represented 10% of net revenues.

Accounts Receivable

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts, and sales returns. Estimates for cash discounts and sales returns are based on analysis of contractual terms and historical trends.

The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Other factors that the Company considers include its existing contractual obligations, historical payment patterns of its customers and individual customer circumstances, an analysis of days sales outstanding by customer and geographic region, and a review of the local economic environment and its potential impact on government funding and reimbursement practices. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts represents probable credit losses at March 31, 2020 and 2019 in the amounts of $1,028,000 and $24,000, respectively. Additionally, at March 31, 2020 and 2019, the Company has allowances of $1,230,000 and $443,000, respectively, related to potential discounts, returns, distributor fees and rebates. The allowances are included in Accounts Receivable, net in the accompanying consolidated balance sheets.

Inventories

Inventories are stated at the lower of cost, cost being determined on a standard cost basis (which approximates actual cost on a first-in, first-out basis), or net realizable value.

Due to changing market conditions, estimated future requirements, age of the inventories on hand and production of new products, the Company regularly reviews inventory quantities on hand and records a provision to write down excess and obsolete inventory to its estimated net realizable value. The Company recorded a provision to reduce the carrying amounts of inventories to their net realizable value in the amounts of $600,000 and $184,000 at March 31, 2020 and 2019, respectively, which is included in cost of product revenues on the Company’s accompanying consolidated statements of comprehensive (loss) income.

Financial Assets and Liabilities

Financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other liabilities are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments. The fair value of capital lease obligations and equipment loans approximates their carrying amounts as a market rate of interest is attached to their repayment. The Company measures the fair value of financial assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. The Company uses three levels of inputs that may be used to measure fair value:

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

As of March 31, 2020 and 2019, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

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

During the years ended March 31, 2020 and 2019, the Company had noted no indicators of impairment.

Research and Development

Research and development expenses are charged to operations as incurred and consists primarily of personnel expenses, clinical and regulatory services and supplies. For the years ended March 31, 2020 and 2019, research and development expense amounted to $1,339,000 and $1,518,000, respectively.

Advertising Costs

Advertising costs are charged to operations as incurred. Advertising costs amounted to $35,000 and $157,000, for the years ended March 31, 2020 and 2019, respectively. Advertising costs are included in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive (loss) income.

Shipping and Handling Costs

The Company classifies amounts billed to customers related to shipping and handling in sale transactions as product revenues. The corresponding shipping and handling costs incurred are recorded in cost of product revenues. For the years ended March 31, 2020 and 2019, the Company recorded revenue related to shipping and handling costs of $57,000 and $55,000, respectively. These amounts are included in product revenues in the accompanying consolidated statements of comprehensive (loss) income.

Foreign Currency Reporting

The Company’s subsidiary, OTM, uses the local currency (Mexican Pesos) as its functional currency and its subsidiary, SP Europe, uses the local currency (Euro) as its functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date, and revenue and expense accounts are translated at average exchange rates during the period. Resulting translation adjustments amounted to $1,261,000 and $374,000 for the years ended March 31, 2020 and 2019, respectively. These amounts were recorded in other comprehensive loss in the accompanying consolidated statements of comprehensive loss for the years ended March 31, 2020 and 2019.

Foreign currency transaction gains (losses) relate primarily to trade payables and receivables and intercompany transactions between subsidiaries OTM and SP Europe. These transactions are expected to be settled in the foreseeable future. The Company recorded foreign currency transaction gains of $306,000, and foreign currency transaction losses of $162,000, for the years ended March 31, 2020 and 2019, respectively. The related amounts were recorded in other expense in the accompanying consolidated statements of comprehensive (loss) income.

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

Comprehensive Loss

Other comprehensive loss includes all changes in stockholders’ equity during a period from non-owner sources and is reported in the consolidated statement of changes in stockholders’ equity. To date, other comprehensive loss consists of changes in accumulated foreign currency translation adjustments. Accumulated other comprehensive losses at March 31, 2020 and 2019 were $5,610,000 and $4,349,000, respectively.

Net Loss per Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic loss per share for the years ended March 31, 2020 and 2019 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	March 31,
	2020	2019
Common stock to be issued upon vesting of restricted stock units	2,000	4,000
Common stock to be issued upon exercise of options	378,000	165,000
Common stock to be issued upon exercise of warrants	468,000	468,000
Common stock to be issued upon conversion of Series C	17,000	17,000
Common stock to be issued upon exercise of common stock units (1)	46,000	46,000
	911,000	695,000

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

Adoption of Recent Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The FASB has continued to clarify this guidance and most recently issued ASU 2017-13 Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The Company adopted ASU 2016-02 on April 1, 2019. As a result of adopting this guidance, the consolidated balance sheet as of March 31, 2019 was not restated and is not comparative. The adoption of this standard did not have a material impact on the Company’s results of operations. (Note 12)

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). ASU 2018-02 is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted for any interim period for which financial statements have not been issued. The adoption of this guidance did not have an impact on the Company's consolidated financial statements due the presence of a full valuation allowance for deferred tax assets.

Recent Accounting Standards

In June 2016, the Financial Accounting Standards Board issued ASU No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (“Update 2016-13”). Update 2016-13 requires companies to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets, including trade receivables. The guidance is effective for fiscal years beginning after December 15, 2019 and is not expected to have a material impact on the Company's consolidated financial statements.

In August 2018, the Financial Accounting Standards Board issued ASU 2018-13, Fair Value Measurement (Topic 820); Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, ("Update 2018-13"). Update 2018-13 provided an update to the disclosure requirements for fair value measurements under the scope of ASC 820. The guidance is effective for fiscal years beginning after December 15, 2019 and is not expected to have a material impact on the Company's consolidated financial statements.

In August 2018, the Financial Accounting Standards Board issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software, (“Update 2018-15”). Update 2018-15 provided guidance for evaluating the accounting for fees paid by a customer in a cloud computing arrangement that is a service contract. The guidance is effective for fiscal years beginning after December 15, 2019 and is not expected to have a material impact on the Company's consolidated financial statements.

In November 2018, the Financial Accounting Standards Board issued ASU 2018-18, Collaborative Arrangements (Topic 808), (“Update 2018-18”). Update 2018-18 provided additional guidance regarding the interaction between Topic 808 on Collaborative Arrangements and Topic 606 on Revenue Recognition. The guidance is effective for fiscal years beginning after December 15, 2019 and is not expected to have a material impact on the Company's consolidated financial statements.

In April 2019, the Financial Accounting Standards Board issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, (“Update 2019-04”). Update 2019-04 represents changes to clarify, correct errors in, or improve the codification for these topics. The guidance is effective for fiscal years beginning after December 15, 2019 and is not expected to have a material impact on the Company's consolidated financial statements.

In December 2019, the Financial Accounting Standards Board issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The update simplifies the accounting for income taxes through certain targeted improvements to various subtopics within Topic 740. The amendments in this update are effective for fiscal years and interim periods beginning after December 15, 2020. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

NOTE 4 – Sale of Assets

Sale of Assets to Petagon Limited

On May 20, 2019, the Company closed on an Asset Purchase Agreement for the sale of certain animal health product rights and assets for the Asian and European markets to Petagon, Limited, (“Petagon”) an international importer and distributor of quality pet food and products. The sales price for the assets was $2,700,000. The Company agreed that it will continue to supply products to Petagon for five years at certain agreed upon transfer prices. The sale involves certain Asian patents and trademarks, and the exclusive right to distribute animal health care products in Asia and Europe.

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

The Company will provide product under a reduced price from its prior list price. The Company incurred costs of approximately $163,000 to fulfill its obligations to deliver certain production equipment to Petagon.

The proceeds from the sale were allocated to the components of the sale utilizing the residual approach as follows:

Total proceeds	$2,700,000
Less - Production equipment	(228,000)
Residual attributable to the intellectual property and territory rights	$2,472,000

The proceeds related to the production equipment were recognized upon delivery of the equipment in March 2020. The proceeds related to the intellectual property and territory rights were included in gain on sale on the closing date.

For a certain period after closing, Petagon shall have first refusal rights to acquire other certain marketing territories.

Sale of Product Rights to Microsafe Group, DMCC

On February 21, 2020, the Company closed on an Asset Purchase Agreement for the sale of certain wound care and animal health product rights and assets for the Middle East and disinfectant rights for the European and Australian markets to Microsafe Group, DMCC (“Microsafe”), an international distributor. The purchase price for the product rights and assets was $1,100,000.

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

The Company will provide product under a reduced price from its prior list price. The Company will incur costs of approximately $75,000 to fulfill its obligations to deliver certain production equipment to Microsafe.

The proceeds from the sale were allocated to the components of the sale utilizing the residual approach as follows:

Total proceeds	$1,100,000
Less - Production equipment	(150,000)
Residual attributable to the intellectual property and territory rights	$950,000

The proceeds related to the production equipment are included in deferred revenue and will be recognized upon delivery of the equipment. The proceeds related to the intellectual property and territory rights are included in gain on sale on the closing date.

NOTE 5 – Accounts Receivable

Accounts receivable, net consists of the following:

	March 31,
	2020	2019
Accounts receivable	$6,320,000	$3,948,000
Less: allowance for doubtful accounts	(1,028,000)	(24,000)
Less: discounts, rebates, distributor fees and returns	(1,230,000)	(443,000)
	$4,062,000	$3,841,000

NOTE 6 – Inventories

Inventories consist of the following:

	March 31,
	2020	2019
Raw materials	$1,128,000	$1,766,000
Finished goods	1,064,000	1,643,000
	$2,192,000	$3,409,000

NOTE 7 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31,
	2020	2019
Prepaid insurance	$523,000	$354,000
Prepaid rebates	–	78,000
Tax prepaid to Mexican tax authorities	1,305,000	963,000
Other prepaid expenses and other current assets	428,000	299,000
	$2,256,000	$1,694,000

NOTE 8 – Property and Equipment

Property and equipment consists of the following:

	March 31,
	2020	2019
Manufacturing, lab, and other equipment	$3,008,000	$3,575,000
Office equipment	376,000	380,000
Furniture and fixtures	102,000	110,000
Leasehold improvements	481,000	576,000
	3,967,000	4,641,000
Less: accumulated depreciation and amortization	(3,602,000)	(3,914,000)
	$365,000	$727,000

Depreciation and amortization expense amounted to $312,000 and $453,000 for the years ended March 31, 2020 and 2019, respectively.

For the year ended March 31, 2019, the Company incurred a loss of $21,000 on the disposal of property and equipment. For the year ended March 31, 2020, the Company incurred a loss of $18,000 on the disposal of property and equipment.

NOTE 9 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31,
	2020	2019
Salaries and related costs	$1,078,000	$957,000
Professional fees	234,000	279,000
Other	462,000	265,000
	$1,774,000	$1,501,000

NOTE 10 – Common Stock Liability

On October 4, 2018, the Company sold 12,556 shares of common stock, at a price of $21.51 per share, through its At Market Issuance Sales Agreement with B. Riley FBR, Inc. for gross proceeds of $270,000 and net proceeds of $262,000 after deducting commissions and other offering expenses. This sale exceeded the aggregate market value of the Company’s securities sold during the period of twelve calendar months prior to the sale of one-third of the aggregate market value of its common stock held by non-affiliates, and thus, the 12,556 shares of common stock were unregistered. The Company could be liable in the event claims or suits for rescission are brought and successfully concluded for failure to register these securities or for acts or omissions constituting offenses under the Securities Act, the Securities Exchange Act of 1934, or applicable state securities laws. The Company could be liable for damages and penalties assessed by the SEC and state securities regulators. Accordingly, at March 31, 2019, the Company recorded a $270,000 liability in the accompanying consolidated balance sheet. The statute of limitations expired in October 2019, and as a result the liability was released and was reclassified to equity on the Company’s consolidated balance sheet at March 31, 2020.

NOTE 11 – Long-Term Debt

Financing of Insurance Premiums

On February 1, 2019, the Company entered into a note agreement for $349,000 with an interest rate of 6.06% per annum with final payment on December 1, 2019. This instrument was issued in connection with financing insurance premiums. The note is payable in monthly installments of $36,000. During the year ended March 31, 2020, the Company made principal and interest payments in the amounts of $316,000 and $8,000, respectively. During the year ended March 31, 2019, the Company made principal and interest payments in the amounts of $34,000 and $2,000, respectively. There is no outstanding balance on this note as of March 31, 2020.

On February 1, 2020, the Company entered into a note agreement for $534,000 with an interest rate of 5.48% per annum with final payment on December 1, 2019. This instrument was issued in connection with financing insurance premiums. The note is payable in monthly installments of $53,000. During the year ended March 31, 2020, the Company made principal and interest payments in the amounts of $53,000 and $2,000, respectively.

NOTE 12 – Leases

The Company has entered into operating and finance leases as the lessee for office space, manufacturing facilities, R&D laboratories, warehouses, vehicles and equipment. On April 1, 2019 (“Effective Date”), the Company adopted FASB Accounting Standards Codification, or ASC, Topic 842, Leases (“ASC 842”), which increases transparency and comparability by recognizing a lessee’s rights and obligations resulting from leases by recording them on the balance sheet as lease assets and lease liabilities. The new guidance requires the recognition of the right-of-use (“ROU”) assets and related operating and finance lease liabilities on the balance sheet. The Company adopted the new guidance using the modified retrospective approach with a cumulative-effect adjustment recorded on April 1, 2019. As a result, the consolidated balance sheet as of March 31, 2019 was not restated and is not comparative.

The adoption of ASC 842 resulted in the recognition of ROU assets of $1,442,000, lease liabilities for operating leases of $1,502,000 on the Company's consolidated balance sheet as of April 1, 2019, and a cumulative-effect adjustment of $61,000 to the Company’s accumulated deficit, with no material impact to its consolidated statements of operations. The difference between the ROU assets and the operating lease liability represents the effect of previously unrecognized deferred rent balances. The Company's accounting for finance leases remained substantially unchanged from its accounting for capital leases in prior periods. Finance leases are not material to the Company’s consolidated statements of comprehensive loss, consolidated balance sheets, or consolidated statement of cash flows.

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

The Company's operating leases are comprised primarily of facility leases. Finance leases are comprised primarily of vehicle leases. Balance sheet information related to our leases is presented below:

	March 31,	April 1,	March 31,
	2020	2019	2019
Operating leases:
Operating lease right-of-use assets	$963,000	$1,442,000	$–
Operating lease liabilities – current	251,000	497,000	–
Operating lease liabilities – non-current	746,000	1,005,000	–
Finance leases:
Property, plant and equipment	–	95,000	95,000
Current portion of financing leases	–	141,000	141,000

Other information related to leases is presented below:

Twelve Months Ended March 31, 2020
Lease cost
Operating lease cost	$661,000

As of March 31, 2020
Other information:
Operating cash flows from operating leases	$681,000
Weighted-average remaining lease term – operating leases (in months)	48.6
Weighted-average discount rate – operating leases	6.00%

As of March 31, 2020, the annual minimum lease payments of our operating lease liabilities were as follows:

For Years Ending March 31,

2021	$302,000
2022	270,000
2023	247,000
2024	223,000
Thereafter	89,000
Total future minimum lease payments, undiscounted	1,131,000
Less: imputed interest	(134,000)
Present value of future minimum lease payments	$997,000

NOTE 13 – Commitments and Contingencies

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

Employment Agreements

As of March 31, 2020, the Company had employment agreements in place with four of its key executives. Three of the executive employment agreements provide, among other things, for the payment of up to twelve months of severance compensation for terminations under certain circumstances. With respect to these agreements, at March 31, 2020, aggregated annual salaries would be $984,000 and potential severance payments to these key executives would be $684,000 if triggered.

Subsequent to year end, the Company severed relationships with two of the key executives. The Company made severance payments totaling $254,000 in the first fiscal quarter of fiscal year 2021.

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

Related Party Transactions

Effective September 25, 2019, Ms. Trombly was appointed the Chief Executive Officer of the Company. Ms. Trombly is the owner of Trombly Business Law, PC which has been retained by the Company to advise on certain corporate and securities law matters. During the years ending March 31, 2020, the Company received $255,000 in legal services from Trombly Business Law, PC.

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

The Company effected a 1-for-9 reverse stock split of its outstanding common stock effective June 19, 2019, in order to regain compliance with the Rule. On July 5, 2019, Nasdaq informed the Company that it regained compliance with the Listing Rule and that the matter was closed.

NOTE 14 – Stockholders’ Equity

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

Sale of Common and Series C Preferred Stock Units

On November 26, 2019, the Company entered into a placement agency agreement with Dawson James Securities, Inc., with respect to the issuance and sale of an aggregate of up to 448,949 shares of its common stock, par value $0.0001 per share, in a public offering. The offering closed on November 29, 2019 and the final number of shares sold in the offering was 446,577. The public offering price for each share was $3.50. The Company recorded gross proceeds from the sale of the shares of common stock of $1,563,000, and net proceeds from the sale of the shares of common stock of $1,376,000, after deducting placement agent commissions and other offering expenses.

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

At-the-Market Offering

On December 8, 2017, the Company entered into an At Market Issuance Sales Agreement, with B. Riley FBR, Inc. (“B. Riley”) under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $5,000,000 from time to time through B. Riley acting as its sales agent. The Company will pay B. Riley a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through B. Riley as agent. For the year ended March 31, 2019, the Company sold 29,710 shares of common stock for gross proceeds of $999,000 and net proceeds of $957,000 after deducting commissions and other offering expenses. The At Market Issuance Sales Agreement was terminated on December 20, 2019.

NOTE 15 – Stock-Based Compensation

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

Shares subject to awards that expire unexercised or are forfeited or terminated for any other reason will again become available for issuance under the 2011 Plan. No participant in the 2011 Plan can receive option grants, stock appreciation rights, restricted shares, or stock units for more than 2,381 shares in the aggregate in any calendar year. As provided under the 2011 Plan, the aggregate number of shares authorized for issuance as awards under the 2011 Plan automatically increases on April 1 of each year by in an amount equal to the lesser of (i) 15% of the outstanding shares on the last day of the immediately preceding year, or (ii) an amount determined by the board. During the year ended March 31, 2019, the board of directors approved an increase of 102,863 shares authorized for issuance. During the year ended March 31, 2020, the board of directors approved an increase of 197,450 shares authorized for issuance.

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

The board has authorized 44,445 of the Company’s common stock for issuance under the 2016 Plan, in addition to automatic increases provided for in the 2016 Plan through April 1, 2026. The number of shares of the Company’s common stock reserved for issuance under the 2016 Plan will automatically increase, with no further action by the stockholders, at the beginning of each fiscal year by an amount equal to the lesser of (i) 8% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding year, or (ii) an amount determined by the Company’s board of directors. During the year ended March 31, 2019, the board of directors approved an increase of 4,860 shares authorized for issuance. During the year ended March 31, 2020, the board of directors approved an increase of 105,306 shares authorized for issuance.

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

The Company estimated the fair value of employee and non-employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service periods of the respective awards. The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Year Ended March 31,
	2020	2019
Fair value of the Company’s common stock on date of grant	$4.36	$10.71
Expected term	5.30 yrs	5.38 yrs
Risk-free interest rate	1.6993%	2.61%
Dividend yield	0.00%	0.00%
Volatility	122.4%	121.5%
Fair value of options granted	$3.69	$9.00

Share-based awards compensation expense is as follows:

	Year Ended March 31,
	2020	2019
Cost of revenues	$94,000	$90,000
Research and development	102,000	107,000
Selling, general and administrative	643,000	1,379,000
Total stock-based compensation	$839,000	$1,576,000

At March 31, 2020, there were unrecognized compensation costs of $690,000 related to stock options which is expected to be recognized over a weighted-average amortization period of 0.7 years.

At March 31, 2020, there were unrecognized compensation costs of $17,000 related to restricted stock which is expected to be recognized over a weighted-average amortization period of 1.5 years.

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options.

Stock-Based Award Activity

Stock-based awards outstanding at March 31, 2020 under the various plans are as follows:

		Unvested
Plan	Stock Options	Restricted Stock	Total
2006 Plan	7,000	–	7,000
2011 Plan	170,000	–	170,000
2016 Plan	157,000	2,000	159,000
Granted outside shareholder approved plans	44,000	–	44,000
	378,000	2,000	380,000
Stock-based awards available for grant as of March 31, 2020			442,000

Stock options award activity is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at April 1, 2019	165,000	$72.81
Options granted	278,000	4.37
Options exercised	–	–
Options forfeited	(45,000)	9.53
Options expired	(20,000)	140.00
Outstanding at March 31, 2020	378,000	$26.55	7.54	$128,000
Exercisable at March 31, 2020	126,000	$66.04	3.38	$–

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock, or $4.90 per share at March 31, 2020.

Restricted stock award activity is as follows:

	Number of Shares	Weighted Average Award Date Fair Value per Share
Unvested restricted stock awards outstanding at April 1, 2019	4,000	$27.99
Restricted stock awards granted	–	–
Restricted stock awards vested	(2,000)	39.02
Restricted stock awards forfeited	–	48.15
Unvested restricted stock awards outstanding at March 31, 2020	2,000	$13.68

The Company did not capitalize any cost associated with stock-based compensation.

The Company issues new shares of common stock upon exercise of stock options or release of restricted stock awards.

NOTE 16 – Income Taxes

The Company has the following net deferred tax assets:

	March 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$27,948,000	$28,118,000
Research and development tax credit carryforwards	1,850,000	1,850,000
Stock-based compensation	3,803,000	3,795,000
Allowances and accruals	1,099,000	1,142,000
Other deferred tax assets	731,000	252,000
State income taxes	1,000	1,000
Basis difference in assets	6,000	14,000
Lease liability	226,000	–
Gross deferred tax assets	$35,664,000	$35,172,000

Less valuation allowance	(35,297,000)	(35,172,000)

Total deferred tax assets	$367,000	$–

Deferred tax liabilities:
Fixed assets	(5,000)	–
Prepaid expenses	(143,000)	–
Right of Use asset	(219,000)	–
Gross deferred tax liabilities	(367,000)	–
Net deferred tax assets	$–	$–

The income tax provision (benefit) is based on the following loss before income taxes, which are from domestic sources and foreign loss before income taxes:

	Year Ended March 31,
	2020	2019
Domestic	$1,425,000	$10,088,000
Foreign	227,000	1,252,000
	$1,652,000	$11,340,000

The Company’s income tax expense/(benefits) consist of the following:

	Year Ended March 31,
	2020	2019
Current:
State	$3,000	$2,000
Foreign	118,000	456,000
	121,000	458,000
Deferred:
Federal	–	–
State	–	–
Foreign	–	–
	$121,000	$458,000

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for continuing operations is as follows:

	Year Ended March 31,
	2020		2019
Expected federal statutory rate	21.0%		21.08%
State income taxes, net of federal benefit	11.0%		4.5%
Research and development credit	0.0%		0.6%
Foreign earnings taxed at different rates	0.6%		1.3%
Effect of state net operating loss expiration	(0.1%	)	(3.0%	)
Effect of permanent differences	(14.0%	)	(4.3%	)
Effect of other foreign permanent differences	5.6%		(4.0%)
True-up of state deferred assets	(19.9%	)	1.5%
GILTI income	(1.4%	)	–
	2.8%		17.6%
Change in valuation allowance	(10.1%	)	21.6%
Totals	(7.3%	)	(4.0%	)

As of March 31, 2020, the Company had net operating loss carryforwards for Federal, California and Foreign income tax purposes of approximately $106,400,000, $42,300,000 and $3,100,000, respectively. Due to the Tax Cuts and Job Act, Federal net operating losses generated after March 31, 2018 have an indefinite life. Federal net operating loss generated on and before March 31, 2017 will begin to expire in 2024, if not utilized. State and Foreign net operating losses will begin to expire in the year 2029 and 2028, respectively, if not fully utilized. As of March 31, 2020, the Company had Federal and California research credit carryforward of approximately $1,000,000 and $790,000, respectively. The Federal research credits will begin to expire in 2024 while the California research credits have no expiration date. In addition, the Company has foreign tax credit of $50,000, which begin to expire in the fiscal year ending March 31, 2023 if not utilized.

Section 382 of the Internal Revenue Code limits the use of the Federal net operating losses in certain situations where changes occur in stock ownership of a company. If the Company should have an ownership change of more than 50% of the value of the Company’s capital stock, utilization of the carryforwards could be restricted. The Company is not aware of any changes in ownership that would result in a change in control under Internal Revenue Code Section 382. The Company, after considering all available evidence, fully reserved against all deferred tax assets since it is more likely than not such benefit will not be realized in future periods. The Company has incurred losses for financial reporting for the year ended March 31, 2020. However, for income tax purposes, the Company is in an income position. In the current year, there are certain non-recurring sales and significant temporary adjustments that will reverse in future years which contributed to the taxable loss. The Company anticipates losses in the future for both financial accounting and tax purposes. Accordingly, the Company is continuing to fully reserve for its deferred tax assets. The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of its future benefit. If it is determined in future periods that portions of the Company’s deferred income tax assets satisfy the realization standards, the valuation allowance will be reduced accordingly.

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

The Company has identified its federal tax return and its state tax return in California as major tax jurisdictions. The Company also filed tax returns in foreign jurisdictions, principally Mexico and The Netherlands. The Company’s evaluation of uncertain tax matters was performed for tax years ended through March 31, 2020. Generally, the Company is subject to audit for the years ended March 31, 2019, 2018 and 2017 and may be subject to audit for amounts relating to net operating loss carryforwards generated in periods prior to March 31, 2019. The Company has elected to retain its existing accounting policy with respect to the treatment of interest and penalties attributable to income taxes, and continues to reflect interest and penalties attributable to income taxes, to the extent they arise, as a component of its income tax provision or benefit as well as its outstanding income tax assets and liabilities. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments, other than those identified above that would result in a material change to its financial position.

The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized tax benefits will increase or decrease within 12 months of March 31, 2020. The unrecognized tax benefits may increase or change during the next year for items that arise in the ordinary course of business.

On March 27, 2020 Congress approved and the President signed the Coronavirus Aid Relief, and Economic Security (“CARES”) Act. The CARES Act is an emergency economic stimulus package in response to the COVID-19 pandemic, which among other things contains numerous tax provisions. The Company considered the various potential income tax provisions and deemed that there were no material impacts to the income tax provision as of the year ended March 31, 2020.

NOTE 17 – Employee Benefit Plan

The Company has a program to contribute and administer a qualified 401(k) plan. Under the 401(k) plan, the Company matches employee contributions to the plan up to 4% of the employee’s salary. Company contributions to the plan amounted to an aggregate of $155,000 and $275,000 for the years ended March 31, 2020 and 2019, respectively.

NOTE 18 – Geographic Information

The Company generates product revenues from products which are sold into the human and animal healthcare markets, and the Company generates service revenues from laboratory testing services which are provided to medical device manufacturers.

The following table shows the Company’s product revenues by geographic region:

	Year Ended March 31,
	2020	2019
United States	$6,633,000	$9,040,000
Latin America	3,684,000	3,962,000
Europe and Rest of the World	7,460,000	4,879,000
Total	$17,777,000	$17,881,000

The Company’s service revenues amounted to $1,159,000 and $1,089,000 for the years ended March 31, 2020 and 2019, respectively.

NOTE 19 – Subsequent Events

Sale of Micromed Laboratories Division

On June 24, 2020, the Company closed on an asset purchase agreement for the sale of its Micromed Laboratories division and testing facility, including all of Micromed’s assets, such as testing equipment, certain office furniture and customer list, with Infinity Labs SD Inc. for an aggregate purchase price of $850,000. On the closing date, the Company received $610,000 in cash from this sale which was adjusted for working capital, $100,000 for future testing services we obtain from Infinity Labs over the next two years, and $60,000 is held in escrow for one year, subject to adjustment for certain indemnity claims or purchase price adjustments. The Company also retained its accounts receivables outstanding on the date of closing in the amount of approximately $81,000 and a small amount of liabilities. As part of the transaction, Infinity Labs also assumed the Petaluma lease for the office and lab space. The Company retained the warehouse space to store inventory and assets until it completes its move.

Paycheck Protection Plan Loan

On May 1, 2020, the Company received loan proceeds in the amount of $1,300,000 under the Paycheck Protection Program (“PPP”), from Coastal States Bank in Atlanta, Georgia. The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act, “CARES Act”, provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight or 24 weeks as long as the Company uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains payroll levels. The amount of loan forgiveness will be reduced if the Company terminates employees or reduce salaries during the eight- or 24-week period.

The unsecured loan, which is in the form of a note dated April 29, 2020, matures on April 29, 2022 and bears interest at a rate of 1% per annum, payable monthly commencing on November 29, 2020. The note may be prepaid at any time prior to maturity with no prepayment penalties. We intend to use the loan amount for eligible purposes, such as payroll expenses. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan, it cannot assure that it will be eligible for forgiveness, in whole or in part.

Change in Chief Financial Officer

Effective on April 14, 2020, the Board of Directors appointed Grant Edwards as Chief Financial Officer.

Proceeds from the Exercise of Warrants

On May 29, June 1 and 2, 2020, the Company received proceeds of $1,490,000 from the exercise of November 2018 common stock purchase warrants by several investors.

On May 29, 2020, the Company issued 3,602 shares of common stock upon the cashless exercise of a common stock purchase warrant from the November 2018 placement.

Exercise of Series C

On June 2, 2020, investors who participated in the November 2018 placement converted 1.55 shares of Series C into 17,222 shares of common stock. There are no further shares of Series C outstanding after June 2, 2020.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of our most recent fiscal year. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended March 31, 2020 (the “2020 Proxy Statement”).

Item 405 of Regulation S-K requires the disclosure of, based upon our review of the forms submitted to us during and with respect to our most recent fiscal year, any known failure by any director, officer, or beneficial owner of more than ten percent of any class of our securities, or any other person subject to Section 16 of the Exchange Act (“reporting person”) to file timely a report required by Section 16(a) of the Exchange Act. This disclosure is contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2020 Proxy Statement.

Code of Business Conduct

We have adopted a Code of Business Conduct that applies to all of our officers, directors, and employees, including our Chief Executive Officer, Chief Financial Officer, and other employees who perform financial or accounting functions. The Code of Business Conduct sets forth the basic principles that guide the business conduct of our employees. On January 17, 2017, our board of directors adopted changes to our Code of Business Conduct. The changes to the Code of Business Conduct were made to update the code to current best practices. In addition to some clerical changes, the Code of Business Conduct now explicitly requires employees, directors and officers to act honestly and ethically in dealing with customers, business partners and others. Furthermore, the Code of Business Conduct now explicitly extends the confidentiality and conflicts of interest requirements to directors and prohibits company loans. The Code of Business Conduct also updated the disclosure, reporting and enforcement provisions. We filed our Code of Business Conduct with the Securities and Exchange Commission as exhibit 14.1 to the current report on Form 8-K on January 23, 2017, and it is also available on our website at http://www.ir.sonomapharma.com/governance-documents. We will provide any person, without charge, copies of our Code of Business Conduct and Ethics upon request. Such requests should be in writing and addressed to: Sonoma Pharmaceuticals, Inc., Attention: Chief Financial Officer,645 Molly Lane, Suite 150, Woodstock, Georgia, 30189.

To date, there have been no waivers under our Code of Business Conduct. We intend to disclose future amendments to certain provisions of our Code of Business Conduct or any waivers, if and when granted, of our Code of Business Conduct on our website at http://www.sonomapharma.com within four business days following the date of such amendment or waiver.

Procedures for Nominating Directors

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors. The Board of Directors will consider candidates for director positions that are recommended by any of our stockholders. Any such recommendation for a director nomination should be provided to our Secretary. The recommended candidate should be submitted to us in writing and addressed to Sonoma Pharmaceuticals, Inc., Attention: Secretary, 645 Molly Lane, Suite 150, Woodstock, Georgia, 30189. The recommendation should include the following information: name of candidate; address, phone and fax number of candidate; a statement signed by the candidate certifying that the candidate wishes to be considered for nomination to our Board of Directors and stating why the candidate believes that he or she would be a valuable addition to our Board of Directors; a summary of the candidate’s work experience for the prior five years and the number of shares of our stock beneficially owned by the candidate.  The Board will evaluate the recommended candidate and shall determine whether or not to proceed with the candidate in accordance with our procedures. We reserve the right to change our procedures at any time to comply with the requirements of applicable laws.

ITEM 11. Executive Compensation

The information required by this Item is incorporated by reference to the 2020 Proxy Statement.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the 2020 Proxy Statement.

The information required to be disclosed by Item 201(d) of Regulation S-K, “Securities Authorized for Issuance Under Equity Compensation Plans,” appears under the caption “Equity Compensation Plan Information” in the 2020 Proxy Statement and such information is incorporated by reference into this report.

38

ITEM 13. Certain Relationships, Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the 2020 Proxy Statement.

ITEM 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the 2020 Proxy Statement.

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

(b) Exhibits

Exhibit Index

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., effective January 30, 2006 (included as exhibit 3.1 of the Company’s Annual Report on Form 10-K filed June 20, 2007, and incorporated herein by reference).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., effective October 22, 2008 (included as exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 21, 2008, and incorporated herein by reference).
3.4	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective March 29, 2013 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 22, 2013, and incorporated herein by reference).
3.5	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective December 4, 2014 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 8, 2014, and incorporated herein by reference).
3.6	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective October 22, 2015 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 27, 2015, and incorporated herein by reference).
3.7	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective June 24, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 28, 2016, and incorporated herein by reference).
3.8	Certificate of Amendment of Restated Certificate of Incorporation of Sonoma Pharmaceuticals, Inc., as amended, effective December 6, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 7, 2016, and incorporated herein by reference).
3.9	Amended and Restated Bylaws, as amended, of Sonoma Pharmaceuticals, Inc., effective December 6, 2016 (included as exhibit 3.2 to the Company’s Current Report on Form 8-K filed December 7, 2016, and incorporated herein by reference).
3.10	Certificate of Designation of Preferences, Rights and Limitations of Series A 0% Convertible Preferred Stock, filed with the Delaware Secretary of State on April 24, 2012 (included as exhibit 4.2 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).
3.11	Certificate of Designation of Series B Preferred Stock, effective October 18, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 21, 2016, and incorporated herein by references).
3.12	Certificate of Amendment of Restated Certificate of Incorporation of Sonoma Pharmaceuticals, Inc., as amended, effective June 19, 2019 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 19, 2019, and incorporated herein by reference).
4.1	Specimen Common Stock Certificate (included as exhibit 4.1 to the Company’s Annual Report on Form 10-K filed June 28, 2017, and incorporated herein by reference).
4.2	Section 382 Rights Agreement, dated as of October 18, 2016, between Oculus Innovative Sciences, Inc. and Computershare Inc., which includes the Form of Certificate of Designation of Series B Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 21, 2016, and incorporated herein by reference).
4.3	Form of Placement Agent Warrant granted to Dawson James Securities, Inc. and The Benchmark Company, LLC in connection with the March 2, 2018 public offering, dated March 6, 2018 (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 6, 2018, and incorporated herein by reference).

4.4	Form of Placement Agent Warrant granted to Dawson James Securities, Inc. in connection with the November 2019 public offering (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 29, 2019, and incorporated herein by reference).
10.1	Form of Indemnification Agreement between Oculus Innovative Sciences, Inc. and its officers and directors (included as exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.2	Office Lease Agreement, dated October 26, 1999, between Oculus Innovative Sciences, Inc. and RNM Lakeville, L.P. (included as exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.3	Amendment No. 1 to Office Lease Agreement, dated September 15, 2000, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.4	Amendment No. 2 to Office Lease Agreement, dated July 29, 2005, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.5	Amendment No. 3 to Office Lease Agreement, dated August 23, 2006, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.6	Office Lease Agreement, dated May 18, 2006, between Oculus Technologies of Mexico, S.A. de C.V. and Antonio Sergio Arturo Fernandez Valenzuela (translated from Spanish) (included as exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.7	Office Lease Agreement, dated July 2003, between Oculus Innovative Sciences, B.V. and Artikona Holding B.V. (translated from Dutch) (included as exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.8	Form of Director Agreement (included as exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.9	Amended and Restated Oculus Innovative Sciences, Inc. 2006 Stock Incentive Plan and related form stock option plan agreements (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 2, 2007, and incorporated herein by reference).
10.10	Amendment No. 4 to Office Lease Agreement, dated September 13, 2007, by and between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as exhibit 10.43 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).
10.11	Amendment to Office Lease Agreement, effective February 15, 2008, by and between Oculus Innovative Sciences Netherlands B.V. and Artikona Holding B.V. (translated from Dutch) (included as exhibit 10.44 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).
10.12	Amendment No. 5 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and RNM Lakeville, LLC, dated May 18, 2009 (included as exhibit 10.54 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).
10.13	Amendment No. 6 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and RNM Lakeville, L.P., dated April 26, 2011 (included as exhibit 10.52 to the Company’s Annual Report on Form 10-K filed June 3, 2011, and incorporated herein by reference).
10.14	Oculus Innovative Sciences, Inc. 2011 Stock Incentive Plan (included as exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2011, and incorporated herein by reference).
10.15	Amendment No. 7 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and 1125-1137 North McDowell, LLC, dated October 10, 2012 (included as exhibit 10.58 to the Company’s Quarterly Report on Form 10-Q filed November 8, 2012, and incorporated herein by reference).
10.16†	Exclusive Sales and Distribution Agreement, dated November 6, 2015, by and between Oculus Innovative Sciences, Inc. and Manna Pro Products, LLC (included as exhibit 10.1 to the Company’s 8-K filed March 23, 2016 and incorporated herein by reference).
10.17†	Asset Purchase Agreement dated October 27, 2016, between Oculus Innovative Sciences, Inc. and Invekra, S.A.P.I de C.V. (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 31, 2016, and incorporated herein by reference).
10.18†	Amendment Agreement to Acquisition Option dated October 27, 2016, by and between More Pharma Corporation S. de R.L. de C.V. and Oculus Technologies of Mexico, S.A. de C.V. (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 31, 2016, and incorporated herein by reference).

10.19	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Bruce Thornton, dated November 30, 2016 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 1, 2016, and incorporated herein by reference).
10.20†	Distribution Agreement by and between Sonoma Pharmaceuticals, Inc. and G. Pohl-Boskamp GmbH & Co. KG, dated April 13, 2016 (included as Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on June 28, 2017, and incorporated herein by reference).
10.21	Amendment No. 8 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and SSCOP Properties LLC, dated June 23, 2016 (included as Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on June 28, 2017, and incorporated herein by reference).
10.22	2016 Equity Incentive Plan (included as exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2016, and incorporated herein by reference).
10.23	At Market Issuance Sales Agreement, dated December 8, 2017, by and between Sonoma Pharmaceuticals, Inc. and B. Riley FBR, Inc. (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 8, 2017, and incorporated herein by reference).
10.24	Placement Agency Agreement entered into by and between Sonoma Pharmaceuticals, Inc. and Dawson James Securities, Inc. as representative of the placement agents, dated March 2, 2018 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 6, 2018, and incorporated herein by reference).
10.25	Securities Purchase Agreement entered into by and between Sonoma Pharmaceuticals, Inc. and Montreux Equity Partners V, L.P., dated March 1, 2018 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 6, 2018, and incorporated herein by reference).
10.26†	Exclusive License and Distribution Agreement entered into by and between Sonoma Pharmaceuticals, Inc. and EMS.S.A., dated June 4, 2018 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 5, 2018, and incorporated herein by reference).
10.27	Placement Agency Agreement entered into by and between Sonoma Pharmaceuticals, Inc. and Dawson James Securities, Inc., dated November 16, 2018 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 21, 2018, and incorporated herein by reference).
10.28	Warrant Agency Agreement entered into by and among Sonoma Pharmaceuticals, Inc., Computershare, Inc. and Computershare Trust Company, N.A., dated November 21, 2018 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 21, 2018, and incorporated herein by reference).
10.29⸸+	Asset Purchase Agreement dated May 14, 2019, between Sonoma Pharmaceuticals, Inc. and Petagon, Ltd. (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 22, 2019, and incorporated herein by reference).
10.30	Employment Agreement between Sonoma Pharmaceuticals, Inc. and Amy Trombly, effective September 25, 2019 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 15, 2019, and incorporated herein by reference).
10.31	Placement Agency Agreement entered into by and between Sonoma Pharmaceuticals, Inc. and Dawson James Securities, Inc., as representative, dated November 26, 2019 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 29, 2019, and incorporated herein by reference).
10.32	Employment Agreement between Sonoma Pharmaceuticals, Inc. and Amy Trombly, effective December 26, 2019 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 31, 2019, and incorporated herein by reference).
10.33⸸+	Asset Purchase Agreement dated February 21, 2020, between Sonoma Pharmaceuticals, Inc. and Microsafe Group, DMCC (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 27, 2020, and incorporated herein by reference.)
10.34	Consulting Agreement between the Company and TechCXO, LLC effective April 14, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 20, 2020, and incorporated herein by reference.)
10.35	Mutual Separation and Release Agreement between the Company and John Dal Poggetto, dated April 14, 2020 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 20, 2020, and incorporated herein by reference.)
10.36⸸+	License, Distribution and Supply Agreement by and between Sonoma Pharmaceuticals, Inc. and Brill International, S.L. dated May 19, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 26, 2020, and incorporated herein by reference.)
10.37	Separation and Release Agreement between the Company and Dr. Robert Northey, dated May 29, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 4, 2020, and incorporated herein by reference.)
10.38	Consulting Agreement between the Company and Dr. Robert Northey, dated May 30, 2020. (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 4, 2020, and incorporated herein by reference.)
10.39⸸+	Asset Purchase Agreement between the Company and Infinity Labs SD, Inc., dated June 24, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 30, 2020, and incorporated herein by reference.)
10.40*+	Amendment No. 9 to Office Lease Agreement between the Company and SSCOP Properties LLC, dated June 20, 2020.
10.41*+	Woodstock Lease Agreement between the Company and Fowler Crossing Partners, LP, dated October 1, 2018.

14.1	Code of Business Conduct (included as Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on January 23, 2017, and incorporated herein by reference).
21.1	List of Subsidiaries (included as Exhibit 21.1 to the Company’s Annual Report on Form 10-K on June 28, 2017, and incorporated herein by reference).
23.1*	Consent of Marcum LLP, independent registered public accounting firm.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
†	Confidential treatment has been granted with respect to certain portions of this agreement.
⸸	Certain portions of the exhibit have been omitted to preserve the confidentiality of such information. The Company will furnish copies of any such information to the SEC upon request.
+	The schedules to the exhibit have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any such schedules to the SEC upon request.

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

SONOMA PHARMACEUTICALS, INC.

Date: July 10, 2020	By:	/s/ Amy Trombly
Amy Trombly President and Chief Executive Officer, (Principal Executive Officer)

Date: July 10, 2020		/s/ Grant Edwards
Grant Edwards
Chief Financial Officer
(Principal Financial and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Amy Trombly	President, Chief Executive Officer	July 10, 2020
Amy Trombly	(Principal Executive Officer)

/s/ Grant Edwards	Chief Financial Officer	July 10, 2020
Grant Edwards	(Principal Financial and Principal Accounting Officer)

/s/ Sharon Barbari	Director	July 10, 2020
Sharon Barbari

/s/ Jay Edward Birnbaum	Director	July 10, 2020
Jay Edward Birnbaum

/s/ Philippe Weigerstorfer	Director	July 10, 2020
Philippe Weigerstorfer

/s/ Jerry McLaughlin	Director	July 10, 2020
Jerry McLaughlin

