Form 10-Q
period 2020-06-30
Sonoma Pharmaceuticals, Inc.
filed 2020-08-14
CIK 1367083

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-33216

SONOMA PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	68-0423298
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

645 Molly Lane, Suite 150

Woodstock, GA 30189

(Address of principal executive offices) (Zip Code)

(800) 759-9305

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

As of August 12, 2020, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 2,020,275.

SONOMA PHARMACEUTICALS, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	June 30,	March 31,
	2020	2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,551	$3,691
Accounts receivable, net	5,220	4,062
Inventories, net	4,193	2,192
Prepaid expenses and other current assets	2,937	2,256
Current portion of deferred consideration, net of discount	188	182
Total current assets	17,089	12,383
Operating lease right-of-use assets	343	963
Property and equipment, net	372	365
Deferred consideration, net of discount, less current portion	779	786
Other assets	69	64
Total assets	$18,652	$14,561

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,133	$2,086
Accrued expenses and other current liabilities	743	1,774
Deferred revenue	150	228
Deferred revenue Invekra	46	45
Operating lease liabilities	135	251
Current portion of long-term debt	265	481
Total current liabilities	5,472	4,865
Operating lease liabilities-non-current	220	746
Long-term deferred revenue Invekra	240	245
Long-term debt	1,310	–
Total liabilities	7,242	5,856
Commitments and Contingencies (Note 6)
Stockholders’ Equity
Convertible preferred stock, $0.0001 par value; 714,286 shares authorized at June 30, 2020 and March 31, 2020, respectively, 0 and 1.55 shares issued and outstanding at June 30, 2020 and March 31, 2020, respectively	–	–
Common stock, $0.0001 par value; 24,000,000 shares authorized at June 30, 2020 and March 31, 2020, 1,966,958 and 1,777,483 shares issued and outstanding at June 30, 2020 and March 31, 2020, respectively	2	2
Additional paid-in capital	188,112	186,559
Accumulated deficit	(171,253)	(172,246)
Accumulated other comprehensive loss	(5,451)	(5,610)
Total stockholders’ equity	11,410	8,705
Total liabilities and stockholders’ equity	$18,652	$14,561

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2020	2019

Revenues	$7,254	$4,385
Cost of revenues	4,291	2,202
Gross profit	2,963	2,183
Operating expenses
Research and development	476	338
Selling, general and administrative	2,369	3,759
Total operating expenses	2,845	4,097
Income (Loss) from operations	118	(1,914)
Interest expense	(2)	(10)
Interest income	2	42
Other (expense) income, net	(156)	(59)
Gain on sale of assets	77	2,472
Income from continuing operations	$39	$531
Income from discontinued operations (Note 4)	954	184
Net income	$993	$715

Net income per share: basic
Continuing operations	$0.02	$0.40
Discontinued operations	0.52	0.14
	$0.54	$0.54
Net income per share: diluted
Continuing operations	$0.02	$0.40
Discontinued operations	0.52	0.14
	$0.54	$0.54
Weighted-average number of shares used in per common share calculations: basic	1,839	1,316
Weighted-average number of shares used in per common share calculations: diluted	1,843	1,336

Other comprehensive income
Net income	$993	$715
Foreign currency translation adjustments	159	67
Comprehensive income	$1,152	$782

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net income	$993	$715
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	53	76
Stock-based compensation	63	292
Gain on sale of assets	(872)	–
Changes in operating assets and liabilities:
Accounts receivable	(724)	(814)
Inventories	(1,945)	73
Deferred consideration	31	35
Prepaid expenses and other current assets	(323)	41
Operating lease right-of-use assets	49	127
Accounts payable	1,660	252
Accrued expenses and other current liabilities	(1,122)	(90)
Operating lease liabilities	(46)	(132)
Deferred revenue	(99)	163
Net cash (used in) provided by operating activities	(2,282)	738

Cash flows from investing activities:
Purchases of property and equipment	(52)	(12)
Deposits	(4)	–
Proceeds from sale of assets	610	–
Net cash provided by (used in) investing activities	554	(12)

Cash flows from financing activities:
Proceeds from exercise of common stock purchase warrants	1,490	–
Proceeds from new debt	1,310	–
Principal payments on capital leases	–	(13)
Principal payments on long-term debt	(216)	(123)
Net cash provided by (used in) financing activities	2,584	(136)
Effect of exchange rate on cash and cash equivalents	4	5
Net increase in cash and cash equivalents	860	595
Cash and cash equivalents, beginning of period	3,691	3,689
Cash and cash equivalents, end of period	$4,551	$4,284

Supplemental disclosure of cash flow information:
Cash paid for interest	$2	$10

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Series C Preferred Stock ($0.0001 par Value)		Common Stock ($0.0001 par Value)		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance March 31, 2020	1.55	$–	1,777,483	$2	$186,559	$(172,246)	$(5,610)	$8,705
Stock based compensation related to common stock restricted stock grants	–	–	3,086	–	18	–	–	18
Stock based compensation, net of forfeitures	–	–	–	–	45	–	–	45
Issuance of common stock due to warrant exercises	–	–	169,167	–	1,490	–	–	1,490
Conversion of Series C convertible preferred stock into common stock	(1.55)	–	17,222	–	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	–	–	159	159
Net income	–	–	–	–	–	993	–	993
Balance, June 30, 2020	–	$–	1,966,958	$2	$188,112	$(171,253)	$(5,451)	$11,410

	Series C Preferred Stock ($0.0001 par Value)		Common Stock ($0.0001 par Value)		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance March 31, 2019	1.55	$–	1,316,335	$2	$184,074	$(169,238)	$(4,349)	$10,489
Cumulative effect related to April 1, 2019 adoption of Accounting Standards Update (ASU) 2016-02, Leases (Topic 842)	–	–	–	–	–	(59)	–	(59)
Stock based compensation related to common stock restricted stock grants	–	–	835	–	20	–	–	20
Stock based compensation, net of forfeitures	–	–	–	–	272	–		272
Foreign currency translation adjustment	–	–	–	–	–	–	67	67
Net income	–	–	–	–	–	715	–	715
Balance, June 30, 2019	1.55	$–	1,317,170	$2	$184,366	$(168,582)	$(4,282)	$11,504

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.	Organization and Recent Developments

Organization

Sonoma Pharmaceuticals, Inc. (the “Company”) was incorporated under the laws of the State of California in April 1999 and was reincorporated under the laws of the State of Delaware in December 2006. The Company’s principal office was moved to Woodstock, Georgia from Petaluma, California in June 2020. The Company is a global healthcare leader for developing and producing stabilized hypochlorous acid (“HOCl”) products for a wide range of applications, including wound care, animal health care, eye care, oral care and dermatological conditions. The Company’s products reduce infections, itch, pain, scarring and harmful inflammatory responses in a safe and effective manner. In-vitro and clinical studies of HOCl show it to have impressive antipruritic, antimicrobial, antiviral and anti-inflammatory properties. The Company’s stabilized HOCl immediately relieves itch and pain, kills pathogens and breaks down biofilm, does not sting or irritate skin and oxygenates the cells in the area treated assisting the body in its natural healing process. The Company sells its products either directly or via partners in 53 countries worldwide.

Impact of Coronavirus

The spread of the coronavirus (“COVID-19”) has affected many segments of the global economy, including the pharmaceutical industry. The COVID-19 outbreak, which the World Health Organization has classified as a pandemic, has prompted governments and regulatory bodies throughout the world to enact broad precautionary measures, including “stay-at-home” orders, restrictions on the performance of “non-essential” services, public gatherings and travel. Health systems, including key markets where the Company operates, have been, or may be, overwhelmed with high volumes of patients suffering from COVID-19.

The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of COVID-19, the extent to which it will impact worldwide macroeconomic conditions including interest rates, employment rates and health insurance coverage, the speed of the anticipated recovery, access to capital markets, and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of June 30, 2020 and through the date of the filing of this Quarterly Report on Form 10-Q. The accounting matters assessed included, but were not limited to, the Company’s allowance for doubtful accounts and credit losses, inventory obsolescence, and supplier agreements. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in additional material impacts to the Company’s consolidated financial statements in future reporting periods.

Despite the Company’s efforts, the ultimate impact of COVID-19 depends on factors beyond the Company’s knowledge or control, including the duration and severity of the outbreak, as well as third-party actions taken to contain its spread and mitigate its public health effects. As a result, the Company is unable to estimate the extent to which COVID-19 will negatively impact its financial results or liquidity.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2020 and for the three months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of June 30, 2020, the condensed consolidated statements of comprehensive income (loss) for the three months ended June 30, 2020 and 2019, the cash flows for the three months ended June 30, 2020 and 2019 and the condensed consolidated statement of stockholders’ equity for the three months ended June 30, 2020 and 2019 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented. The results for the three months ended June 30, 2020 are not necessarily indicative of results to be expected for the year ending March 31, 2021 or for any future interim period. The condensed consolidated balance sheet at March 31, 2020 has been derived from audited consolidated financial statements. These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended March 31, 2020, and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on July 10, 2020.

Note 2.	Liquidity and Financial Condition

The Company reported a net income of $993,000 for the three months ended June 30, 2020. At June 30, 2020 and March 31, 2020, the Company’s accumulated deficit amounted to $171,253,000 and $172,246,000, respectively. The Company had working capital of $11,617,000 and $7,518,000 as of June 30, 2020 and March 31, 2020, respectively.

On June 24, 2020, the Company closed on an asset purchase agreement for the sale of its Micromed Laboratories division and testing facility, including all of Micromed’s assets, such as testing equipment, certain office furniture and customer list, with Infinity Labs SD Inc. for an aggregate purchase price of $850,000. On the closing date, the Company received $610,000 in cash from this sale which was adjusted for working capital, a credit of $100,000 for future testing services from Infinity over the next two years in lieu of cash, and $60,000 held in escrow for one year, subject to adjustment for certain indemnity claims or purchase price adjustments. The Company also retained its accounts receivables outstanding on the date of closing in the amount of approximately $81,000 and an insignificant amount of liabilities. As part of the transaction, Infinity also assumed the Petaluma lease for the office and lab space. The Company retained the warehouse space to store inventory and assets until it completes its move.

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

The unsecured loan, which is in the form of a note dated April 29, 2020, matures on April 29, 2022 and bears interest at a rate of 1% per annum, payable monthly commencing on November 29, 2020. The note may be prepaid at any time prior to maturity with no prepayment penalties. The Company has used the loan amount for eligible purposes, such as payroll expenses. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan, it cannot assure that it will be eligible for forgiveness, in whole or in part.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Significant estimates and assumptions include reserves and write-downs related to receivables and inventories, the recoverability of long-lived assets, the valuation allowance relating to the Company’s deferred tax assets, valuation of equity and derivative instruments, fair value allocation of assets sold to Invekra, Petagon, Microsafe and the estimated amortization periods of upfront product licensing fees received from customers. Periodically, the Company evaluates and adjusts estimates accordingly.

Net Income per Share

The Company computes basic net income per share by dividing net income per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable.

	Three Months Ended
	June 30,
	2020	2019
Numerator:
Income from continuing operations	$39,000	$531,000
Income from discontinued operations	954,000	184,000
Net income	$993,000	$715,000

Denominator:
Weighted-average number of common shares outstanding: basic	1,839,000	1,316,000
Common stock to be issued upon vesting of restricted stock units	4,000	3,000
Conversion of Series C	–	17,000
Weighted-average number of common shares outstanding: diluted	1,843,000	1,336,000

Income per share from continuing operations	$0.02	$0.40
Income per share from discontinued operations	0.52	0.14
Net income per share: basic and diluted	$0.54	$0.54

The computation of basic loss per share for the three months ended June 30, 2020 and 2019 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	June 30,
	2020	2019
Common stock to be issued upon vesting of restricted stock units	5,000	–
Common stock to be issued upon exercise of options	252,000	155,000
Common stock to be issued upon exercise of warrants	169,000	446,000
Common stock to be issued upon exercise of common stock units (1)	46,000	46,000
	472,000	647,000

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

The Company derives the majority of its revenue from sales of its products to a customer base including hospitals, medical centers, doctors, pharmacies, distributors and wholesalers. The Company sells products directly to end users and to distributors. The Company also has entered into agreements to license its technology and products. The Company also provides regulatory compliance testing and quality assurance services to medical device and pharmaceutical companies.

The Company considers customer purchase orders, which in some cases are governed by master sales agreements, to be the contracts with a customer. For each contract, the Company considers the promise to transfer products, each of which are distinct, to be the identified performance obligations. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which it expects to be entitled.

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

Disaggregation of Revenue

The following table presents the Company’s disaggregated revenues by revenue source:

	Three Months Ended June 30,
Product	2020	2019
Human Care	$6,864,000	$3,962,000
Animal Care	377,000	423,000
Other	13,000	–
Total	$7,254,000	$4,385,000

Accounts Receivable

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts, and sales returns. Estimates for cash discounts and sales returns are based on analysis of contractual terms and historical trends.

The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Other factors that the Company considers include its existing contractual obligations, historical payment patterns of its customers and individual customer circumstances, an analysis of days sales outstanding by customer and geographic region, and a review of the local economic environment and its potential impact on government funding and reimbursement practices. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts represents probable credit losses of $1,525,000 and $1,028,000 at June 30, 2020 and March 31, 2020, respectively. Additionally, at June 30, 2020 and March 31, 2020 the Company has allowances of $1,673,000 and $1,230,000, respectively, related to potential discounts, returns, distributor fees and rebates. The allowances are included in Accounts Receivable, net in the accompanying condensed consolidated balance sheets.

Inventories

Inventories are stated at the lower of cost, cost being determined on a standard cost basis (which approximates actual cost on a first-in, first-out basis), or net realizable value.

Due to changing market conditions, estimated future requirements, age of the inventories on hand and production of new products, the Company regularly reviews inventory quantities on hand and records a provision to write down excess and obsolete inventory to its estimated net realizable value. The Company recorded a provision to reduce the carrying amounts of inventories to their net realizable value in the amount of $631,000 and $600,000 at June 30, 2020 and March 31, 2020, respectively, which is included in cost of product revenues on the Company’s accompanying condensed consolidated statements of comprehensive income (loss).

Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date the condensed consolidated financial statements were issued. (See Note 13)

Recent Accounting Standards

Accounting standards that have been issued or proposed by the FASB, the SEC or other standard setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Note 4.	Discontinued Operations: Sale of Assets to Infinity Labs SD, Inc.

On June 24, 2020, the Company closed on an asset purchase agreement for the sale of its Micromed Laboratories division and testing facility, including all of Micromed’s assets, such as testing equipment, certain office furniture and customer list, with Infinity Labs SD Inc. (“Infinity”) for an aggregate purchase price of $850,000. On the closing date, the Company received $610,000 in cash from this sale which was adjusted for working capital, a credit of $100,000 for future testing services from Infinity over the next two years in lieu of cash, and $60,000 held in escrow for one year, subject to adjustment for certain indemnity claims or purchase price adjustments. The Company also retained its accounts receivables outstanding on the date of closing in the amount of approximately $81,000 and an insignificant amount of liabilities. As part of the transaction, Infinity also assumed the Petaluma lease for the office and lab space. The Company retained the warehouse space to store inventory and assets until it completes its move.

Accounting for the disposition

For accounting purposes, the Company determined that there was only one discrete component of the sale to Infinity. These components was the customer base and services to be provided.

Component of Sale	Methodology to Estimate Selling Price
Customer Base	Based upon revenues expected from a market participant to provide technical services at expected service levels

The Company determined an arm’s length selling price for each component of the sale and then allocated the net proceeds received to the components on a relative selling price basis. The Company estimated the selling prices of each component as described below:

Proceeds were allocated to the components of the sale based upon their relative selling prices are as follows:

Customer base	$850,000
Less: Funds remaining in escrow	(60,000)
Less: Services due from buyer	(100,000)
Less: Working capital adjustment	(80,000)
Total proceeds	$610,000

Discontinued operations

As of June 24, 2020, the Company determined that the sale of its Micromed division to Infinity qualified as a sale of a component of its business and, as such, all such activity prior to consummation of the sale is required to be included in discontinued operations on the Company’s statement of operations.

The carrying value of the assets and liabilities of discontinued operations on the condensed consolidated balance sheets as of June 30, 2020 and March 31, 2020 were as follows:

	June 30, 2020	March 31, 2020
Assets
Accounts receivable (net)	$–	$89,000
Inventory	–	11,000
Operating lease, right of use	–	604,000
Total current assets of discontinued operations	$–	$704,000

Liabilities
Accounts payable	$–	$18,000
Operating lease	–	117,000
Total current liabilities of discontinued operations	$–	$135,000

Operating lease	$–	$511,000
Total Long-term liabilities of discontinued operations	$–	$511,000

The operations of its Micromed business included in discontinued operations is summarized as follows:

	Three Months Ended June 30,
	2020	2019
Revenues	$212,000	$326,000
Cost of Revenues	53,000	142,000
Income from discontinued operations before tax	159,000	184,000
Gain on disposal of discontinued operations before income taxes	795,000	–
Total income from discontinued operations, before tax	954,000	184,000
Income Tax benefit (expense)	–	–
Income from discontinued operations, net of tax	$954,000	$184,000

Note 5.	Condensed Consolidated Balance Sheets

Inventories, net

Inventories, net consist of the following:

	June 30,	March 31,
	2020	2020
Raw materials	$2,894,000	$1,128,000
Finished goods	1,299,000	1,064,000
	$4,193,000	$2,192,000

The Company reserved $632,000 and $549,000 for obsolescence at June 30, 2020 and March 31, 2020, respectively.

Leases

The Company's operating leases are comprised primarily of facility leases. The Company did not have any finance leases as of June 30, 2020 and March 31, 2020. Balance sheet information related to our leases is presented below:

	June 30,	March 31,
	2020	2020
Operating leases:
Operating lease right-of-use assets	$343,000	$963,000
Operating lease liabilities – current	135,000	251,000
Operating lease liabilities – non- current	220,000	746,000

Other information related to leases is presented below:

Three Months Ended June 30, 2020
Operating lease cost	49,000
Other information:
Operating cash flows from operating leases	46,000
Weighted-average remaining lease term – operating leases (in months)	36.3
Weighted-average discount rate – operating leases	6.00%

As of June 30, 2020, the annual minimum lease payments of our operating lease liabilities were as follows:

For Years Ending March 31,
2021 (excluding the three months ended June 30, 2020)	$114,000
2022	114,000
2023	86,000
2024	57,000
Thereafter	–
Total future minimum lease payments, undiscounted	370,000
Less: imputed interest	(15,000)
Present value of future minimum lease payments	$355,000

Note 6.	Commitments and Contingencies

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

Employment Agreements

As of June 30, 2020, the Company had employment agreements in place with two of its key executives. One of the agreements provide, among other things, for the payment of up to twelve months of severance compensation for terminations under certain circumstances. At June 30, 2020, potential severance payments to key executives would be $250,000, if triggered.

Related Party Transactions

Effective September 25, 2019, Ms. Trombly was appointed the Chief Executive Officer of the Company. Ms. Trombly is the owner of Trombly Business Law, PC which has been retained by the Company to advise on certain corporate and securities law matters. During the three months ended June 30, 2020, the Company incurred $63,000 in legal services from Trombly Business Law, PC.

Note 7.	Debt

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

The unsecured loan, which is in the form of a note dated April 29, 2020, matures on April 29, 2022 and bears interest at a rate of 1% per annum, payable monthly commencing on November 29, 2020. The note may be prepaid at any time prior to maturity with no prepayment penalties. The Company used the loan amount for eligible purposes, such as payroll expenses. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan, it cannot assure that it will be eligible for forgiveness, in whole or in part.

As of June 30, 2020, the Company was in compliance with all loan covenants.

Note 8.	Stockholders’ Equity

Authorized Capital

The Company is authorized to issue up to 24,000,000 shares of common stock with a par value of $0.0001 per share and 714,286 shares of convertible preferred stock with a par value of $0.0001 per share.

Note 9.	Stock-Based Compensation

Stock-based compensation expense is as follows:

	Three Months Ended June 30,
	2020	2019
Cost of revenues	$(21,000)	$17,000
Research and development	(14,000)	22,000
Selling, general and administrative	98,000	253,000
Total stock-based compensation	$63,000	$292,000

At June 30, 2020, there were unrecognized compensation costs of $249,000 related to stock options which is expected to be recognized over a weighted-average amortization period of 0.5 years.

At June 30, 2020, there were unrecognized compensation costs of $26,000 related to restricted stock which is expected to be recognized over a weighted-average amortization period of 1.9 years.

Stock options award activity is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at April 1, 2020	378,000	$26.55	–	–
Options granted	–	–	–	–
Options exercised	–	–	–	–
Options forfeited	(104,000)	4.82	–	–
Options expired	(9,000)	113.38	–	–
Outstanding at June 30, 2020	265,000	$31.42	6.28	$396,000
Exercisable at June 30, 2020	122,000	$60.00	2.83	$40,000

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock, or $7.12 per share at June 30, 2020.

Restricted stock award activity is as follows:

	Number of Shares	Weighted Average Award Date Fair Value per Share
Unvested restricted stock awards outstanding at April 1, 2020	2,000	$13.68
Restricted stock awards granted	6,000	4.79
Restricted stock awards vested	(3,000)	4.79
Restricted stock awards forfeited	–	–
Unvested restricted stock awards outstanding at June 30, 2020	5,000	$8.25

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

Note 10.	Income Taxes

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

On March 27, 2020 Congress approved and the President signed the CARES Act. The Cares Act is an emergency economic stimulus package in response to the COVID-19 pandemic, which among other things contains numerous tax provisions. The Company considered the various potential income tax provisions and deemed there were no material impacts to its income tax provision at June 30, 2020.

The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized tax benefits will increase or decrease within twelve months of March 31, 2020. The unrecognized tax benefits may increase or change during the next year for items that arise in the ordinary course of business.

Note 11.	Segment and Geographic Information

The Company generates revenues from products which are sold into the human and animal healthcare markets.

The following table shows the Company’s revenues by geographic region:

	Three Months Ended June 30,
	2020	2019
United States	$1,720,000	$2,487,000
Latin America	2,320,000	654,000
Europe and Rest of the World	3,214,000	1,244,000
Total	$7,254,000	$4,385,000

Note 12.	Significant Customer Concentrations

For the three months ended June 30, 2020, one customer represented 17% of net revenue. For the three months ended June 30, 2019, one customer represented 14% of net revenue.

At June 30, 2020 and March 31, 2020, no customer represented more than 10% of the net accounts receivable balance.

Note 13.	Subsequent Events

On July 31, 2020, the Company entered into a five-year licensing agreement with Microsafe Group, DMCC, an international distributor, for the non-exclusive rights to sell disinfectant and sanitizer manufactured by the Company for use as a surface disinfectant with nebulizers and aerosol sprayers in the United States. The Company agreed to supply Microsafe Group with product at agreed upon transfer prices. The Company also agreed to collaborate to obtain the necessary regulatory approvals from the U.S. Environmental Protection Agency. Microsafe Group will provide the Company with the data and research obtained from regulatory approvals in Australia and the Company will coordinate the approval process. Microsafe Group will bear the cost of obtaining such approvals.

Neither the Company nor MicroSafe Group have yet obtained any regulatory clearance to sell disinfectant manufactured by the Company in the United States. There is no guarantee such approvals will be granted. If the Company or MicroSafe Group are unable to obtain the necessary regulatory approvals, there will be no sales pursuant to this licensing agreement.

The Company retained the right to enter into third party licensing agreements for use of its product or to sell it itself. If the Company enters into a third-party licensing agreement during the period that is five years following the execution of the licensing agreement, the Company will pay Microsafe Group a commission on any up-front lump-sum payment it receives, excluding any payment or part of a payment that relates to set up fees or covers regulatory compliance costs. If the Company enters into a third-party licensing agreement, it will pay Microsafe Group a commission on any net revenue collected by the Company during the five-year term, excluding returns and credits for any reason including recalls and contractual allowances, or bad debts. The payments the Company is required to make under the licensing agreements for the foregoing provisions are capped at $1,000,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as of June 30, 2020 and our audited consolidated financial statements for the year ended March 31, 2020 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 10, 2020.

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

Forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to the risks described in our Annual Report on Form 10-K including: the impact of the COVID-19 pandemic on the overall economy and our results of operations; our ability to become profitable; the impact of changes to reimbursement levels from third-party payors or increased pricing pressure due to rebates; the impact of the Invekra transaction on our business and results of operations; our ability to manage our accounts receivable; the impact of seasonality on our sales; the progress and timing of our development programs and regulatory approvals for our products; the benefits and effectiveness of our products; the ability of our products to meet existing or future regulatory standards; the progress and timing of clinical trials and physician studies; our expectations and capabilities relating to the sales and marketing of our current products and our product candidates; our ability to gain sufficient reimbursement from third-party payors; our ability to compete with other companies that are developing or selling products that are competitive with our products; the establishment of strategic partnerships for the development or sale of products; the risk our research and development efforts do not lead to new products; the timing of commercializing our products; our ability to penetrate markets through our sales force, distribution network, and strategic business partners to gain a foothold in the market and generate attractive margins; the ability to attain specified revenue goals within a specified time frame, if at all, or to reduce costs; the outcome of discussions with the U.S. Food and Drug Administration, or FDA, and other regulatory agencies; the content and timing of submissions to, and decisions made by, the FDA and other regulatory agencies, including demonstrating to the satisfaction of the FDA the safety and efficacy of our products; our ability to manufacture sufficient amounts of our products for commercialization activities; our ability to protect our intellectual property and operate our business without infringing on the intellectual property of others; our ability to continue to expand our intellectual property portfolio; the risk we may need to indemnify our distributors or other third parties; risks attendant with conducting a significant portion of our business outside the United States; our ability to comply with complex federal and state fraud and abuse laws, including state and federal anti-kickback laws; risks associated with changes to health care laws; our ability to attract and retain qualified directors, officers and employees; our expectations relating to the concentration of our revenue from international sales; our ability to expand to and commercialize products in markets outside the wound care market; our ability to protect our information technology and infrastructure; and the impact of any future changes in accounting regulations or practices in general with respect to public companies. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

Our Business

We are a global healthcare leader for developing and producing stabilized hypochlorous acid, or HOCl, products for a wide range of applications, including wound care, animal health care, eye care, nasal care, oral care and dermatological conditions. Our products reduce infections, itch, pain, scarring and harmful inflammatory responses in a safe and effective manner. In-vitro and clinical studies of HOCl show it to have impressive antipruritic, antimicrobial, antiviral and anti-inflammatory properties. Our stabilized HOCl immediately relieves itch and pain, kills pathogens and breaks down biofilm, does not sting or irritate skin and oxygenates the cells in the area treated assisting the body in its natural healing process. We sell our products either directly or via partners in 53 countries worldwide.

Some of our key business areas in the United States are:

•

U.S. HOCl-based dermatology products: We offer a wide variety of prescription HOCl based products that treat many skin conditions and diseases. These products are based on our proprietary stabilized hypochlorous acid, or HOCl, solutions. These products include:

-	Celacyn®, a prescription HOCl-based scar management gel clinically proven to soften and flatten raised scars while reducing redness and discoloration.
-	LevicynTM, a prescription HOCl-based atopic dermatitis product line clinically proven to reduce pruritus (itch) and pain associated with various dermatoses.
-	EpicynTM, a prescription topical antimicrobial facial cleanser helps achieve clear skin and provide relief from irritation when used as part of a daily skin care regimen for patients with acute and chronic dermal lesions.
-	SebudermTM, a prescription topical gel used as an alternative to corticosteroids for the management of the burning, itching and scaling experienced with seborrhea and seborrheic dermatitis.

•	Eye Hygiene: We developed Acuicyn™ Eyelid and Eyelash Hygiene, a HOCl-based topical prescription product indicated to relieve itch and inflammation while helping to keep areas around the eye clean.

•	Advanced Tissue Care: We sell Microcyn®, primarily to hospitals, under a variety of brand names, a line of products based on electrically charged oxychlorine small molecules designed to target a wide range of pathogens including viruses, fungi, spores and bacteria, including antibiotic-resistant strains.

•	Animal Health Care: We sell our non-prescription-based HOCl products into the animal health care markets through our partner Manna Products LLC, including national pet-store retail chains, farm animal specialty stores, farm animal veterinarians, grocery stores and mass retailers in the United States and Canada.

Our key product outside the United States is:

•	Microcyn® or Microdacyn60® (sold under a variety of brand names), a line of products based on electrically charged oxychlorine small molecules designed to target a wide range of pathogens including viruses, fungi, spores and bacteria, including antibiotic-resistant strains.

To date, we have obtained 21 U.S. Food and Drug Administration, or FDA, clearances permitting the sale of products as medical devices for Section 510(k) of the Federal Food, Drug and Cosmetic Act in the United States.

Outside the United States, we sell products for dermatological and advanced tissue care with a European Conformity marking, Conformité Européenne, or CE. These CEs cover 39 products in 53 countries with various approvals in Brazil, China, Southeast Asia, South Korea, India, Australia, New Zealand, and the Middle East.

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

For the Asian and European markets we partner with Petagon, Limited, an international importer and distributor of quality pet food and products. On May 20, 2019, we entered into an agreement with Petagon to supply products to Petagon for five years at agreed upon transfer prices. On August 3, 2020, Petagon received a license from the People’s Republic of China for the import of veterinary drug products manufactured by us. This is the highest classification Petagon and Sonoma can receive for animal health products in China.

Disinfectants

In-vitro and clinical studies of HOCl show it to have impressive antipruritic, antimicrobial, antiviral and anti-inflammatory properties. Recently, a product manufactured by us and sold to MicroSafe Group, Dubai, Nanocyn® Disinfectant & Sanitizer, received approval to be entered into the Australian Register of Therapeutic Goods, or ARTG, for use against the coronavirus SARS-CoV-2 (COVID-19). Claims that a disinfectant has a virucidal effect must be expressly permitted by the Australian Therapeutic Goods Administration before being used in consumer advertising or on the label in Australia. On July 31, 2020, we partnered with MicroSafe Group to seek regulatory approval in the United States to sell hard surface disinfectants in the United States. To date we have not received any such regulatory approval.

International

We sell products internationally through a worldwide distributor network in 53 countries. In these international markets, we have a network of partners, ranging from country specific distributors to large pharmaceutical companies to full-service sales and marketing companies.

We work with our international partners to create products they can market in their home country or mutually agreed territories. Some products we develop and manufacture are private label while others using branding we have already developed. We have created or co-developed a wide range of products for international markets using our core HOCl technology. These products include consumer targeted products such as wound care, baby wash, eye care and acne treatments. We also manufacture disinfectants for distribution in certain countries.

In Europe, we rely on agreements with country-specific distributors for the sale of advanced tissue care and wound care products into 27 countries, including Austria, Belgium, Croatia, Italy, the Netherlands, Germany, Greece, Hungary, the Czech Republic, Spain, Norway, Switzerland, Poland, Portugal, Slovenia, the Slovak Republic, Finland, Denmark, Montenegro and Serbia.

Through our partner Microsafe Group DMCC, Dubai, we sell hard surface disinfectant products into Europe, the Middle East and Australia.

On May 19, 2020, we entered into a new license and distribution agreement with our existing partner, Brill International S.L. for our Microdacyn60® Eye Care product based on our patented Microcyn® Technology. Under the new license and distribution agreement, Brill has the right to market and distribute our eye care product under the private label Ocudox™ in Italy, Germany, Spain, Portugal, France, and the United Kingdom for a period of 10 years, subject to meeting annual minimum sales quantities. In return, Brill will pay us a one-time fee on April 1, 2021 and the agreed upon supply prices. Previously, under the old license and distribution agreement dated August 1, 2018, Brill marketed our eye care product only in Spain and Portugal.

Mexico

On October 27, 2016, we sold certain parts of our Latin American business to Invekra S.A.P.I de C.V., an affiliate of Laboratorios Sanfer, for an aggregate purchase price of U.S. $22 million, with the ability of Invekra to set up its own manufacturing using some of our know-how and technology. The agreement obligated us to provide manufacturing for Invekra at reduced prices. Such agreement ends on October, 27, 2020. We anticipate that we will continue to manufacture for Invekra through December 2020. After that time, we expect Invekra to commence its own manufacturing although we may continue to provide manufacturing support at prices commensurate with the market. As we make this transition, we expect that our overall revenues from Invekra will decrease while our margins will increase.

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

Results of Continuing Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

Revenues for the three months ended June 30, 2020 of $7,254,000 increased by $2,869,000, or 65%, as compared to $4,385,000 for the three months ended June 30, 2019. This increase was primarily the result of growth in revenue of $1,970,000, or 158%, in Europe and Rest of World from customer growth and an increase of $1,666,000, or 255% in Latin America, offset by a decrease of $767,000, or 31% in revenue in the United States.

Revenues in the United States for the three months ended June 30, 2020 of $1,720,000 decreased by $767,000, or 31%, as compared to $2,487,000 for the three months ended June 30, 2019. This decrease was primarily the result of a decrease of $390,000, or 22%, in sales of our dermatology products due to widespread shelter in place orders that were mandated during April and May 2020 and the temporary closure of many doctor’s offices due to shelter in place orders, a decrease of $144,000, or 30%, in sales of our acute care products and a decrease of $233,000 in sales of our animal health care products. Dermatology sales returned to pre-pandemic levels in June 2020, however, it is too early to tell whether we can sustain these levels for the remainder of the fiscal year.

As a result of the asset purchase agreement and arrangement we entered into on October 27, 2016 with Invekra, we are obligated to supply Invekra with product at a reduced price through October 27, 2020. We have orders from Invekra through December 2020 and we expect those orders to decline after that as Invekra transitions to their own manufacturing. We anticipate that we will continue to manufacture for Invekra after December 2020 only in small amounts as overflow manufacturing. However, we will charge market prices for manufacturing after October 27, 2020. During the three months ended June 30, 2020, we reported $2,279,000 of Latin America revenue related to Invekra as compared to $654,000 during the three months ended June 30, 2019.

Revenues in Europe and the Rest of the World for the three months ended June 30, 2020 of $3,214,000 increased by $1,970,000, or 158%, as compared to $1,244,000 for the three months ended June 30, 2019. This increase was mostly the result of new customers in Europe.

The following table shows our revenues by geographic region:

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
United States	$1,720,000	$2,487,000	$(767,000)	(31%)
Latin America	2,320,000	654,000	1,666,000	255%
Europe and Rest of the World	3,214,000	1,244,000	1,970,000	158%
Total	$7,254,000	$4,385,000	$2,869,000	65%

Gross Profit

For the three months ended June 30, 2020, we reported revenues of $7,254,000 and cost of revenues of $4,291,000, resulting in gross profit of $2,963,000, or 41% of revenues, compared to gross profit of $2,183,000, or 50% of revenues, for the same period in the prior year.

Research and Development Expense

Research and development expenses for the three months ended June 30, 2020 of $476,000 increased by $138,000, or 41% as compared to $338,000 for the three months ended June 30, 2019. The increase in research and development expenses was primarily the result of the employee costs related to the relocation of our corporate offices.

Selling, General and Administrative Expense

Selling, general and administrative expenses for the three months ended June 30, 2020 of $2,369,000 decreased by $1,390,000, or 37%, when compared to $3,759,000 for the three months ended June 30, 2019. The decrease in selling, general and administrative expenses was primarily the result of certain cost savings measures implemented during fiscal year 2020, including a significant reduction in headcount.

Interest Expense

Interest expense for the three months ended June 30, 2020 of $2,000 decreased by $8,000, or 80%, when compared to $10,000 for the three months ended June 30, 2019.

Interest Income

Interest income for the three months ended June 30, 2020 of $2,000 decreased by $40,000, or 95%, when compared to $42,000 for the three months ended June 30, 2019. The decrease is primarily due to interest income reported related to a discount on deferred revenue from our agreement with Invekra.

Other (Expense) Income

Other expense for the three months ended June 30, 2020 of $156,000 increased by $97,000 when compared to other expense of $59,000 for the three months ended June 30, 2019. The increase in other income relates primarily to fluctuations in foreign exchange.

Gain on Sale of Assets

For the three months ended June 30, 2020, we reported income related to the sale of assets to Infinity in the amount of $77,000. For the three months ended June 30, 2019, we reported income related to the sale of certain assets to Petagon in the amount of $2,472,000.

Net Income

Net income from continued operations for the three months ended June 30, 2020 of $39,000 decreased by $492,000, or 93% when compared to income from continued operations of $531,000 for the three months ended June 30, 2019. The decrease is primarily due to the one-time gain on sale of assets in 2019, partially offset by higher revenues and lower operating expenses in 2020.

Results of Discontinued Operations

Comparison of Three Months Ended June 30, 2020 and 2019

During the three months ended June 30,2020, our Board of Directors approved the sale of certain assets related to our Micromed business. On June 24, 2020, we closed on an asset purchase agreement with Infinity Labs SD, Inc. We decided to divest our Micromed business, resulting in a strategic shift that had a major effect on our operations and financial results. Therefore, the divested Micromed operations meet the criteria to be reported as discontinued operations.

The related assets, liabilities, results of operations and cash flows for our Micromed business are classified as discontinued operations for all periods presented.

Income from discontinued operations, net of tax for the three months ended June 30, 2020 and 2019 includes $159,000 and $184,000, respectively, of gross profit reclassified from continuing operations to discontinued operations during the periods.

Gain on disposal of discontinued operations for the three months ended June 30, 2020, includes $795,000 of gain primarily from the value of the customer base of Micromed.

The following table summarizes our operations of the Micromed business included in discontinued operations:

	Three Months Ended June 30,
	2020	2019
Revenues	$212,000	$326,000
Cost of Revenues	53,000	142,000
Income from discontinued operations before tax	159,000	184,000
Gain on disposal of discontinued operations before income taxes	795,000	–
Total income from discontinued operations, before tax	954,000	184,000
Income Tax benefit (expense)	–	–
Income from discontinued operations, net of tax	$954,000	$184,000

Liquidity and Capital Resources

We reported a net income of $993,000 for the three months ended June 30, 2020. At June 30, 2020 and March 31, 2020, our accumulated deficit amounted to $171,253,000 and $172,246,000 respectively. We had working capital of $11,617,000 and $7,518,000 as of June 30, 2020 and March 31, 2020, respectively.

We expect revenues to fluctuate and may incur losses in the foreseeable future and may need to raise additional capital to pursue our product development initiatives, to penetrate markets for the sale of our products and continue as a going concern. We cannot provide any assurances that we will be able to raise additional capital. We expect our service revenues will be negligible going forward due to the sale of our Micromed laboratories division and the completion of Invekra’s manufacturing facility.

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

Sources of Liquidity

As of June 30, 2020, we had cash and cash equivalents of $4,551,000. Since our inception, substantially all of our operations have been financed through sales of equity securities. Other sources of financing that we have used to date include our revenues, as well as various loans and the sale of certain assets to Invekra, Petagon, Microsafe and Infinity Labs.

Since July 1, 2019, substantially all of our operations have been financed through the following transactions:

•	Proceeds of $1,924,000 received from the exercise of common stock purchase warrants and options;
•	Net proceeds of $1,376,000 received from the sale of common stock through a registered direct offering which closed on November 29, 2019;
•	Net proceeds of $2,472,000 received from the sale of assets to Petagon, Ltd. which closed on May 20, 2019;
•	Net proceeds of $1,100,000 from the sale of assets to Microsafe Group DMCC which closed on February 21, 2020;
•	Loan proceeds of $1,300,000 under the Paycheck Protection Program disbursed on May 1, 2020; and
•	Net proceeds of $610,000 from the sale of our Micromed Laboratories division which closed on June 24, 2020.

Cash Flows

As of June 30, 2020, we had cash and cash equivalents of $4,551,000, compared to $3,691,000 as of March 31, 2020.

Net cash used by operating activities during the three months ended June 30, 2020 was $2,282,000, primarily due to an increase in inventories of $1,945,000, a decrease in accrued expenses of $1,122,000 and an increase in accounts receivables of $724,000 in the period. These uses were partially offset by net income of $993,000 and an increase in accounts payable of $1,660,000.

Net cash provided by operating activities during the three months ended June 30, 2019 was $738,000, primarily due to $292,000 non-cash stock compensation offset by an increase in accounts receivable of $814,000 in the period.

Net cash provided by investing activities was $554,000 for three months ended June 30, 2020, primarily related to the proceeds from the sale of our Micromed division of $610,000 partially offset by the purchase of equipment.

Net cash used in investing activities was $12,000 for three months ended June 30, 2019, primarily related to the purchase of equipment.

Net cash provided by financing activities was $2,584,000 for the three months ended June 30, 2020, primarily related to proceeds from the exercise of common stock purchase warrants of $1,490,000, PPP loans of $1,310,000, partially offset by principal payments on long-term debt of $216,000.

Net cash used in financing activities was $136,000 for the three months ended June 30, 2019 related principal payments on debt and capital leases.

Material Trends and Uncertainties

We continue to monitor our U.S. dermatology business. We sell our U.S. dermatology products partially through a direct sales force that meets face to face with prescribers and other customers. During the extended lock-downs and shelter-in-place restrictions ranging from March 2020 through May 2020, our U.S. dermatology sales slowed substantially as doctors closed their offices for face to face meetings. In response to this challenge, we furloughed or laid off certain sales staff to conserve our cash and liquidity. U.S. dermatology revenues stayed at a reduced rate through April and May 2020 although they increased in June and July 2020 as states have reopened. We don’t know how the pandemic will impact sales in the future. We continue to explore alternative ways of selling our U.S. dermatology products, including through third party distributors.

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

During the quarter ended June 30, 2020 and 2019, revenue from sales to our Latin America partner Invekra amounted to approximately 32% and 15% of our revenues, respectively. Our agreement with Invekra obligated us to provide manufacturing for Invekra at reduced prices until October, 27, 2020. We anticipate that we will continue to manufacture for Invekra through December 2020. After that time, we expect Invekra to commence its own manufacturing although we may continue to provide manufacturing support at prices commensurate with the market. As we make this transition, we expect our overall revenues from Invekra will decrease while our margins will increase. However, we expect that our future overall revenues from Latin American sales will be substantially reduced.

Furthermore, our service revenues will decrease substantially due to the sale of our Micromed laboratories division in the quarter ended June 30, 2020, and the completion of Invekra’s manufacturing facility.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended March 31, 2020, as filed with the SEC July 10, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2020, we issued the following unregistered securities:

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

We did not default upon any senior securities during the quarter ended June 30, 2020.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On July 31, 2020, we entered into a five-year licensing agreement with Microsafe Group, DMCC, an international distributor, for the non-exclusive rights to sell disinfectant and sanitizer manufactured by us for use as a surface disinfectant with nebulizers and aerosol sprayers in the United States. We agreed to supply Microsafe Group with product at agreed upon transfer prices. We also agreed to collaborate to obtain the necessary regulatory approvals from the U.S. Environmental Protection Agency. Microsafe Group will provide us with the data and research obtained from regulatory approvals in Australia and we will coordinate the approval process. Microsafe Group will bear the cost of obtaining such approvals.

Neither we nor MicroSafe Group have yet obtained any regulatory clearance to sell disinfectant manufactured by Sonoma in the United States. There is no guarantee such approvals will be granted. If we or MicroSafe Group are unable to obtain the necessary regulatory approvals, there will be no sales pursuant to this licensing agreement.

We retained the right to enter into third party licensing agreements for use of our product or to sell it ourselves. If we enter into a third-party licensing agreement during the period that is five years following the execution of the licensing agreement, we will pay Microsafe Group a commission on any up-front lump-sum payment we receive, excluding any payment or part of a payment that relates to our set up fees or covers our regulatory compliance costs. If we enter into a third-party licensing agreement, we will pay Microsafe Group a commission on any net revenue collected by us during the five-year term, excluding returns and credits for any reason including recalls and contractual allowances, or bad debts. The payments we are required to make under the licensing agreements for the foregoing provisions are capped at $1,000,000.

Item 6.	Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., effective January 30, 2006 (included as exhibit 3.1 of the Company’s Annual Report on Form 10-K filed June 20, 2007, and incorporated herein by reference).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., effective October 22, 2008 (included as exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 21, 2008, and incorporated herein by reference).
3.4	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective March 29, 2013 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 22, 2013, and incorporated herein by reference).
3.5	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective December 4, 2014 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 8, 2014, and incorporated herein by reference).
3.6	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective October 22, 2015 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 27, 2015, and incorporated herein by reference).
3.7	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective June 24, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 28, 2016, and incorporated herein by reference).
3.8	Certificate of Amendment of Restated Certificate of Incorporation of Sonoma Pharmaceuticals, Inc., as amended, effective December 6, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 7, 2016, and incorporated herein by reference).
3.9	Amended and Restated Bylaws, as amended, of Sonoma Pharmaceuticals, Inc., effective December 6, 2016 (included as exhibit 3.2 to the Company’s Current Report on Form 8-K filed December 7, 2016, and incorporated herein by reference).
3.10	Certificate of Designation of Preferences, Rights and Limitations of Series A 0% Convertible Preferred Stock, filed with the Delaware Secretary of State on April 24, 2012 (included as exhibit 4.2 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).
3.11	Certificate of Designation of Series B Preferred Stock, effective October 18, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 21, 2016, and incorporated herein by references).
3.12	Certificate of Amendment of Restated Certificate of Incorporation of Sonoma Pharmaceuticals, Inc., as amended, effective June 19, 2019 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 19, 2019, and incorporated herein by reference).
4.1	Specimen Common Stock Certificate (included as exhibit 4.1 to the Company’s Annual Report on Form 10-K filed June 28, 2017, and incorporated herein by reference).
4.2	Section 382 Rights Agreement, dated as of October 18, 2016, between Oculus Innovative Sciences, Inc. and Computershare Inc., which includes the Form of Certificate of Designation of Series B Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 21, 2016, and incorporated herein by reference).
4.3	Form of Placement Agent Warrant granted to Dawson James Securities, Inc. and The Benchmark Company, LLC in connection with the March 2, 2018 public offering, dated March 6, 2018 (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 6, 2018, and incorporated herein by reference).

4.4	Form of Placement Agent Warrant granted to Dawson James Securities, Inc. in connection with the November 2019 public offering (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 29, 2019, and incorporated herein by reference).
10.1	Form of Indemnification Agreement between Oculus Innovative Sciences, Inc. and its officers and directors (included as exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.2	Office Lease Agreement, dated October 26, 1999, between Oculus Innovative Sciences, Inc. and RNM Lakeville, L.P. (included as exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.3	Amendment No. 1 to Office Lease Agreement, dated September 15, 2000, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.4	Amendment No. 2 to Office Lease Agreement, dated July 29, 2005, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.5	Amendment No. 3 to Office Lease Agreement, dated August 23, 2006, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.6	Office Lease Agreement, dated May 18, 2006, between Oculus Technologies of Mexico, S.A. de C.V. and Antonio Sergio Arturo Fernandez Valenzuela (translated from Spanish) (included as exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.7	Office Lease Agreement, dated July 2003, between Oculus Innovative Sciences, B.V. and Artikona Holding B.V. (translated from Dutch) (included as exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.8	Form of Director Agreement (included as exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.9	Amended and Restated Oculus Innovative Sciences, Inc. 2006 Stock Incentive Plan and related form stock option plan agreements (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 2, 2007, and incorporated herein by reference).
10.10	Amendment No. 4 to Office Lease Agreement, dated September 13, 2007, by and between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as exhibit 10.43 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).
10.11	Amendment to Office Lease Agreement, effective February 15, 2008, by and between Oculus Innovative Sciences Netherlands B.V. and Artikona Holding B.V. (translated from Dutch) (included as exhibit 10.44 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).
10.12	Amendment No. 5 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and RNM Lakeville, LLC, dated May 18, 2009 (included as exhibit 10.54 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).
10.13	Amendment No. 6 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and RNM Lakeville, L.P., dated April 26, 2011 (included as exhibit 10.52 to the Company’s Annual Report on Form 10-K filed June 3, 2011, and incorporated herein by reference).
10.14	Oculus Innovative Sciences, Inc. 2011 Stock Incentive Plan (included as exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2011, and incorporated herein by reference).
10.15	Amendment No. 7 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and 1125-1137 North McDowell, LLC, dated October 10, 2012 (included as exhibit 10.58 to the Company’s Quarterly Report on Form 10-Q filed November 8, 2012, and incorporated herein by reference).
10.16†	Exclusive Sales and Distribution Agreement, dated November 6, 2015, by and between Oculus Innovative Sciences, Inc. and Manna Pro Products, LLC (included as exhibit 10.1 to the Company’s 8-K filed March 23, 2016 and incorporated herein by reference).
10.17†	Asset Purchase Agreement dated October 27, 2016, between Oculus Innovative Sciences, Inc. and Invekra, S.A.P.I de C.V. (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 31, 2016, and incorporated herein by reference).
10.18†	Amendment Agreement to Acquisition Option dated October 27, 2016, by and between More Pharma Corporation S. de R.L. de C.V. and Oculus Technologies of Mexico, S.A. de C.V. (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 31, 2016, and incorporated herein by reference).

10.19	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Bruce Thornton, dated November 30, 2016 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 1, 2016, and incorporated herein by reference).
10.20†	Distribution Agreement by and between Sonoma Pharmaceuticals, Inc. and G. Pohl-Boskamp GmbH & Co. KG, dated April 13, 2016 (included as Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on June 28, 2017, and incorporated herein by reference).
10.21	Amendment No. 8 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and SSCOP Properties LLC, dated June 23, 2016 (included as Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on June 28, 2017, and incorporated herein by reference).
10.22	2016 Equity Incentive Plan (included as exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2016, and incorporated herein by reference).
10.23	At Market Issuance Sales Agreement, dated December 8, 2017, by and between Sonoma Pharmaceuticals, Inc. and B. Riley FBR, Inc. (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 8, 2017, and incorporated herein by reference).
10.24	Placement Agency Agreement entered into by and between Sonoma Pharmaceuticals, Inc. and Dawson James Securities, Inc. as representative of the placement agents, dated March 2, 2018 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 6, 2018, and incorporated herein by reference).
10.25	Securities Purchase Agreement entered into by and between Sonoma Pharmaceuticals, Inc. and Montreux Equity Partners V, L.P., dated March 1, 2018 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 6, 2018, and incorporated herein by reference).
10.26†	Exclusive License and Distribution Agreement entered into by and between Sonoma Pharmaceuticals, Inc. and EMS.S.A., dated June 4, 2018 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 5, 2018, and incorporated herein by reference).
10.27	Placement Agency Agreement entered into by and between Sonoma Pharmaceuticals, Inc. and Dawson James Securities, Inc., dated November 16, 2018 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 21, 2018, and incorporated herein by reference).
10.28	Warrant Agency Agreement entered into by and among Sonoma Pharmaceuticals, Inc., Computershare, Inc. and Computershare Trust Company, N.A., dated November 21, 2018 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 21, 2018, and incorporated herein by reference).
10.29⸸+	Asset Purchase Agreement dated May 14, 2019, between Sonoma Pharmaceuticals, Inc. and Petagon, Ltd. (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 22, 2019, and incorporated herein by reference).
10.30	Employment Agreement between Sonoma Pharmaceuticals, Inc. and Amy Trombly, effective September 25, 2019 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 15, 2019, and incorporated herein by reference).
10.31	Placement Agency Agreement entered into by and between Sonoma Pharmaceuticals, Inc. and Dawson James Securities, Inc., as representative, dated November 26, 2019 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 29, 2019, and incorporated herein by reference).
10.32	Employment Agreement between Sonoma Pharmaceuticals, Inc. and Amy Trombly, effective December 26, 2019 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 31, 2019, and incorporated herein by reference).
10.33⸸+	Asset Purchase Agreement dated February 21, 2020, between Sonoma Pharmaceuticals, Inc. and Microsafe Group, DMCC (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 27, 2020, and incorporated herein by reference.)
10.34	Consulting Agreement between the Company and TechCXO, LLC effective April 14, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 20, 2020, and incorporated herein by reference.)
10.35	Mutual Separation and Release Agreement between the Company and John Dal Poggetto, dated April 14, 2020 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 20, 2020, and incorporated herein by reference.)
10.36⸸+	License, Distribution and Supply Agreement by and between Sonoma Pharmaceuticals, Inc. and Brill International, S.L. dated May 19, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 26, 2020, and incorporated herein by reference.)
10.37	Separation and Release Agreement between the Company and Dr. Robert Northey, dated May 29, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 4, 2020, and incorporated herein by reference.)
10.38	Consulting Agreement between the Company and Dr. Robert Northey, dated May 30, 2020. (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 4, 2020, and incorporated herein by reference.)
10.39⸸+	Asset Purchase Agreement between the Company and Infinity Labs SD, Inc., dated June 24, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 30, 2020, and incorporated herein by reference.)

10.40+	Amendment No. 9 to Office Lease Agreement between the Company and SSCOP Properties LLC, dated June 20, 2020 (included as exhibit 10.40 to the Company’s Annual Report on Form 10-K filed on July 10, 2020, and incorporated herein by reference).
10.41+	Woodstock Lease Agreement between the Company and Fowler Crossing Partners, LP, dated October 1, 2018 (included as exhibit 10.41 to the Company’s Annual Report on Form 10-K filed on July 10, 2020, and incorporated herein by reference).
10.42	Sonoma Pharmaceuticals, Inc. 2020 Equity Incentive Plan (included as exhibit B to the Company’s Definitive Proxy Statement on Schedule 14A filed on July 29, 2020, and incorporated herein by reference).
10.43⸸	Licensing Agreement between Sonoma Pharmaceuticals, Inc. and Microsafe Group, effective July 27, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 6, 2020, and incorporated herein by reference).
14.1	Code of Business Conduct (included as Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on January 23, 2017, and incorporated herein by reference).
21.1	List of Subsidiaries (included as Exhibit 21.1 to the Company’s Annual Report on Form 10-K on June 28, 2017, and incorporated herein by reference).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
†	Confidential treatment has been granted with respect to certain portions of this agreement.
⸸	Certain portions of the exhibit have been omitted to preserve the confidentiality of such information. The Company will furnish copies of any such information to the SEC upon request.
+	The schedules to the exhibit have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any such schedules to the SEC upon request.

Copies of above exhibits not contained herein are available to any stockholder, upon payment of a reasonable per page fee, upon written request to: Chief Financial Officer, Sonoma Pharmaceuticals, Inc., 645 Molly Lane, Suite 150, Woodstock, Georgia 30189.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2020	By:	/s/ Amy Trombly
Amy Trombly President and Chief Executive Officer, (Principal Executive Officer)

Date: August 14, 2020		/s/ Grant Edwards
Grant Edwards
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

