Form 10-Q/A
period 2020-06-30
Sonoma Pharmaceuticals, Inc.
filed 2020-11-17
CIK 1367083

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of November 9, 2020, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 2,043,075.

Explanatory Note

We are filing this Amendment No. 1 on Form 10-Q/A, or the Amended Report to amend our Quarterly Report for the quarter ended June 30, 2020, that was originally filed with the U.S. Securities and Exchange Commission, or the SEC, on August 14, 2020, or the Original Report, to restate our unaudited condensed consolidated financial statements for the period ended June 30, 2020. Consequently, the previously filed unaudited condensed consolidated financial statements for the period ended June 30, 2020, should no longer be relied upon.

In accordance with applicable SEC rules, this Amended Report also includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, from our Chief Executive Officer and Chief Financial Officer as of the filing date of this Amended Report.

Amendment and Restatement Background

As previously disclosed in a Current Report on Form 8-K filed with the SEC on November 17, 2020, our Audit Committee of the Board of Directors and executive management determined, in consultation with the Company’s independent public accounting firm, Marcum LLP, that the Company’s unaudited condensed consolidated interim financial statements for the quarter ended June 30, 2020 included in the Original Report could no longer be relied upon as the Original Report contained material errors. Specifically, during the course of preparation of the financial statements for the quarter ended September 30, 2020, our Chief Executive Officer and our Chief Financial Officer discovered that revenues were overstated in the Original Report as adequate reserves were not taken for wholesaler and specialty pharmacy rebates, distributor fees and customer returns and that certain expenses were understated and not properly recorded. It was determined that the Europe and Mexico financial translations on the profit and loss statement was run twice for one month of the quarter which resulted in an overstatement of revenue and expenses for that period. Finally it was determined that income from discontinued operations for both years was incorrectly calculated.

These errors resulted in accounts receivable being overstated by $446,000, prepaid expenses being overstated by $123,000, accrued expenses being understated by $175,000 in the consolidated balance sheet in the Original Report. The errors further resulted in revenues being overstated by $1,487,000, cost of revenue being overstated by $779,000 and gross profit being overstated by $708,000, total operating expenses being understated by $75,000, other income (expense) being overstated $35,000, and income from discontinued operations being overstated $5,000 in the consolidated statements of comprehensive income (loss) in the Original Report. With the errors being corrected in this Amended Report, net income (loss) decreased by $753,000 to $240,000. Additionally, the changes resulted in a decrease of basic and diluted net income (loss) per common share of $0.41. See Note 4 to the amended and restated condensed consolidated interim financial statements (unaudited) included in this Amended Report.

Because these revisions are treated as corrections of errors to our prior period financial results, the revisions are considered to be an “amendment” under U.S. generally accepted accounting principles (“GAAP”). Accordingly, the revised financial information included in this Amended Report has been identified as “amended and restated”.

Items Amended in this Amendment

The following sections in the Original Report are revised in this Amended Report, solely as a result of, and to reflect, the restatement:

●	Part I – Item 1. Financial Information
●	Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
●	Part I – Item 4. Controls and Procedures
●	Part II – Item 6. Exhibits and Signatures

For the convenience of the reader, this Amended Report sets forth the information in the Original Report in its entirety, as such information is modified and superseded where necessary to reflect the restatements. This Amended Report does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Amended Report speaks only as of the filing date of the Original Report, and the Company has not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Amended Report should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

2

SONOMA PHARMACEUTICALS, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	June 30,	March 31,
	2020	2020
	Restated
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,551	$3,691
Accounts receivable, net	4,774	4,062
Inventories, net	4,193	2,192
Prepaid expenses and other current assets	2,814	2,256
Current portion of deferred consideration, net of discount	188	182
Total current assets	16,520	12,383
Operating lease right-of-use assets	343	963
Property and equipment, net	372	365
Deferred consideration, net of discount, less current portion	779	786
Other assets	69	64
Total assets	$18,083	$14,561

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,133	$2,086
Accrued expenses and other current liabilities	918	1,774
Deferred revenue	150	228
Deferred revenue Invekra	46	45
Operating lease liabilities	135	251
Current portion of long-term debt	265	481
Total current liabilities	5,647	4,865
Operating lease liabilities-non-current	221	746
Long-term deferred revenue Invekra	240	245
Long-term debt	1,310	–
Total liabilities	7,418	5,856
Commitments and Contingencies (Note 7)
Stockholders’ Equity
Convertible preferred stock, $0.0001 par value; 714,286 shares authorized at June 30, 2020 and March 31, 2020, respectively, 0 and 1.55 shares issued and outstanding at June 30, 2020 and March 31, 2020, respectively	–	–
Common stock, $0.0001 par value; 24,000,000 shares authorized at June 30, 2020 and March 31, 2020, 1,966,958 and 1,777,483 shares issued and outstanding at June 30, 2020 and March 31, 2020, respectively	2	2
Additional paid-in capital	188,112	186,559
Accumulated deficit	(172,006)	(172,246)
Accumulated other comprehensive loss	(5,443)	(5,610)
Total stockholders’ equity	10,665	8,705
Total liabilities and stockholders’ equity	$18,083	$14,561

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2020	2019
	Restated
Revenues	$5,767	$4,495
Cost of revenues	3,512	2,202
Gross profit	2,255	2,293
Operating expenses
Research and development	476	338
Selling, general and administrative	2,444	3,726
Total operating expenses	2,920	4,064
Income (Loss) from operations	(665)	(1,771)
Interest expense	(2)	(10)
Interest income	2	42
Other (expense) income, net	(121)	(59)
Gain on sale of assets	77	2,472
Income (loss) from continuing operations	$(709)	$674
Income from discontinued operations (Note 5)	949	41
Net income	$240	$715

Net income per share: basic
Continuing operations	$(0.39)	$0.51
Discontinued operations	0.52	0.03
	$0.13	$0.54
Net income per share: diluted
Continuing operations	$(0.38)	$0.51
Discontinued operations	0.51	0.03
	$0.13	$0.54
Weighted-average number of shares used in per common share calculations: basic	1,839	1,316
Weighted-average number of shares used in per common share calculations: diluted	1,843	1,336

Other comprehensive income
Net income	$240	$715
Foreign currency translation adjustments	167	67
Comprehensive income	$407	$782

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2020	2019
Cash flows from operating activities	Restated
Net income	$240	$715
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	53	76
Stock-based compensation	63	292
Gain on sale of assets	(872)	–
Changes in operating assets and liabilities:
Accounts receivable	(278)	(814)
Inventories	(1,945)	73
Deferred consideration	31	35
Prepaid expenses and other current assets	(200)	41
Operating lease right-of-use assets	49	127
Accounts payable	1,660	252
Accrued expenses and other current liabilities	(947)	(90)
Operating lease liabilities	(46)	(132)
Deferred revenue	(99)	163
Net cash (used in) provided by operating activities	(2,291)	738

Cash flows from investing activities:
Purchases of property and equipment	(52)	(12)
Deposits	(4)	–
Proceeds from sale of assets	610	–
Net cash provided by (used in) investing activities	554	(12)

Cash flows from financing activities:
Proceeds from exercise of common stock purchase warrants	1,490	–
Proceeds from new debt	1,310	–
Principal payments on capital leases	–	(13)
Principal payments on long-term debt	(216)	(123)
Net cash provided by (used in) financing activities	2,584	(136)
Effect of exchange rate on cash and cash equivalents	13	5
Net increase in cash and cash equivalents	860	595
Cash and cash equivalents, beginning of period	3,691	3,689
Cash and cash equivalents, end of period	$4,551	$4,284

Supplemental disclosure of cash flow information:
Cash paid for interest	$2	$10

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months ended June 30, 2020 Restated and 2019

(In thousands, except share amounts)

(Unaudited)

	Series C Preferred Stock ($0.0001 par Value)		Common Stock ($0.0001 par Value)		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance March 31, 2020	1.55	$–	1,777,483	$2	$186,559	$(172,246)	$(5,610)	$8,705
Stock based compensation related to common stock restricted stock grants	–	–	3,086	–	18	–	–	18
Stock based compensation, net of forfeitures	–	–	–	–	45	–	–	45
Issuance of common stock due to warrant exercises	–	–	169,167	–	1,490	–	–	1,490
Conversion of Series C convertible preferred stock into common stock	(1.55)	–	17,222	–	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	–	–	167	167
Net income	–	–	–	–	–	240	–	240
Balance, June 30, 2020	–	$–	1,966,958	$2	$188,112	$(172,006)	$(5,443)	$10,665

	Series C Preferred Stock ($0.0001 par Value)		Common Stock ($0.0001 par Value)		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance March 31, 2019	1.55	$–	1,316,335	$2	$184,074	$(169,238)	$(4,349)	$10,489
Cumulative effect related to April 1, 2019 adoption of Accounting Standards Update (ASU) 2016-02, Leases (Topic 842)	–	–	–	–	–	(59)	–	(59)
Stock based compensation related to common stock restricted stock grants	–	–	835	–	20	–	–	20
Stock based compensation, net of forfeitures	–	–	–	–	272	–		272
Foreign currency translation adjustment	–	–	–	–	–	–	67	67
Net income	–	–	–	–	–	715	–	715
Balance, June 30, 2019	1.55	$–	1,317,170	$2	$184,366	$(168,582)	$(4,282)	$11,504

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

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

The Company reported a net income of $240,000 for the three months ended June 30, 2020. At June 30, 2020 and March 31, 2020, the Company’s accumulated deficit amounted to $172,006,000 and $172,246,000, respectively. The Company had working capital of $10,873,000 and $7,518,000 as of June 30, 2020 and March 31, 2020, respectively.

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

On May 1, 2020, the Company received loan proceeds in the amount of $1,310,000 under the Paycheck Protection Program (“PPP”), from Coastal States Bank in Atlanta, Georgia. The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act, “CARES Act”, provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight or 24 weeks as long as the Company uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains payroll levels. The amount of loan forgiveness will be reduced if the Company terminates employees or reduce salaries during the eight- or 24-week period.

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

	Three Months Ended
	June 30,
	2020	2019
Numerator:
Income (loss) from continuing operations	$(709,000)	$674,000
Income from discontinued operations	949,000	41,000
Net income	$240,000	$715,000

Denominator:
Weighted-average number of common shares outstanding: basic	1,839,000	1,316,000
Common stock to be issued upon vesting of restricted stock units	4,000	3,000
Conversion of Series C	–	17,000
Weighted-average number of common shares outstanding: diluted	1,843,000	1,336,000

Income (loss) per share from continuing operations basic	$(0.39)	$0.51
Income per share from discontinued operations basic	0.52	0.03
Net income per share: basic	$0.13	$0.54

Income (loss) per share from continuing operations diluted	$(0.38)	$0.51
Income per share from discontinued operations diluted	0.51	0.03
Net income per share: diluted	$0.13	$0.54

The computation of basic income per share for the three months ended June 30, 2020 and 2019 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

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

Disaggregation of Revenue

The following table presents the Company’s disaggregated revenues by revenue source:

	Three Months Ended June 30,
Product	2020	2019
Human Care	$5,377,000	$4,072,000
Animal Care	377,000	423,000
Other	13,000	–
Total	$5,767,000	$4,495,000

Accounts Receivable

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts, and sales returns. Estimates for cash discounts and sales returns are based on analysis of contractual terms and historical trends.

The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Other factors that the Company considers include its existing contractual obligations, historical payment patterns of its customers and individual customer circumstances, an analysis of days sales outstanding by customer and geographic region, and a review of the local economic environment and its potential impact on government funding and reimbursement practices. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts represents probable credit losses of $1,673,000 and $1,028,000 at June 30, 2020 and March 31, 2020, respectively. Additionally, at June 30, 2020 and March 31, 2020 the Company has allowances of $2,177,000 and $1,230,000, respectively, related to potential discounts, returns, distributor fees and rebates. The allowances are included in Accounts Receivable, net in the accompanying condensed consolidated balance sheets.

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

Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date the condensed consolidated financial statements were issued. (See Note 14)

Recent Accounting Standards

Accounting standards that have been issued or proposed by the FASB, the SEC or other standard setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Note 4.	Restatement of Condensed Consolidated Financial Statements (unaudited)

Subsequent to filing of its Form 10-Q on August 14, 2020, the Company during the course of its review of the financial statements for September 30, 2020 identified several accounting issues which resulted in the overstatement of revenues and understatement of expenses during the three months ended June 30, 2020. These errors resulted in accounts receivable being overstated by $446,000, prepaid expenses being overstated by $123,000, accrued expenses being understated by $175,000 in the consolidated balance sheet in the Original Report. The errors further resulted in revenues being overstated by $1,487,000, cost of revenue being overstated by $779,000 and gross profit being overstated by $708,000, total operating expenses being understated by $75,000, other income (expense) being overstated $35,000, and income from discontinued operations being overstated 5,000 in the consolidated statements of comprehensive income (loss) in the Original Report. With the errors being corrected in this Amended Report, net income (loss) decreased by $753,000 to $240,000. Additionally, the changes resulted in a decrease of basic and diluted net income (loss) per common share of $0.41.

As a result, the Company restated its previously issued unaudited consolidated financial statements, included in its Amendment to the Company’s Quarterly Report on Form 10-Q/A for the three months ended June 30, 2020.

The following tables present the effects of the restatement on the Company’s condensed consolidated balance sheet as of June 30, 2020, the condensed consolidated statements of comprehensive income for the three months ended June 30, 2020 and the condensed consolidated cash flows for the three months ended June 30, 2020. In addition to the tables presented below, the Company’s accumulated deficit per the condensed consolidated statements of stockholders’ equity as of June 30, 2020 increased from ($171,253,000) to ($172,006,000) as a result of the decrease in net income from $993,000 to $240,000 for the three months ended June 30, 2020.

Condensed Consolidated Balance Sheet

	June 30, 2020
	As Originally Reported	Adjustments	As Restated
	(in thousands)	(in thousands)	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$4,551	$–	$4,551
Accounts receivable, net	5,220	(446)	4,774
Inventories, net	4,193	–	4,193
Prepaid expenses and other current assets	2,937	(123)	2,814
Current portion of deferred consideration, net of discount	188	–	188
Total current assets	17,089	(569)	16,520
Operating lease right-of-use assets	343	–	343
Property and equipment, net	372	–	372
Deferred consideration, net of discount, less current portion	779	–	779
Other assets	69	–	69
Total assets	$18,652	$(569)	$18,083

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,133	$–	$4,133
Accrued expenses and other current liabilities	743	175	918
Deferred revenue	150	–	150
Deferred revenue Invekra	46	–	46
Operating lease liabilities	135	–	135
Current portion of long-term debt	265	–	265
Total current liabilities	5,472	175	5,647
Operating lease liabilities-non-current	220	1	221
Long-term deferred revenue Invekra	240	–	240
Long-term debt	1,310	–	1,310
Total liabilities	7,242	176	7,418
Commitments and Contingencies (Note 7)
Stockholders’ Equity
Convertible preferred stock, $0.0001 par value; 714,286 shares authorized at June 30, 2020 and March 31, 2020, respectively, 0 and 1.55 shares issued and outstanding at June 30, 2020 and March 31, 2020, respectively	–	–	–
Common stock, $0.0001 par value; 24,000,000 shares authorized at June 30, 2020 and March 31, 2020, 1,966,958 and 1,777,483 shares issued and outstanding at June 30, 2020 and March 31, 2020, respectively	2	–	2
Additional paid-in capital	188,112	–	188,112
Accumulated deficit	(171,253)	(753)	(172,006)
Accumulated other comprehensive loss	(5,451)	8	(5,443)
Total stockholders’ equity	11,410	(745)	10,665
Total liabilities and stockholders’ equity	$18,652	$(569)	$18,083

Condensed Consolidated Statement of Comprehensive Income (Loss)

	For the Three Months Ended June 30, 2020
	As Originally Reported	Adjustments	As Restated
	(in thousands)	(in thousands)	(in thousands)

Revenues	$7,254	$(1,487)	$5,767
Cost of revenues	4,291	(779)	3,512
Gross profit	2,963	(708)	2,255
Operating expenses
Research and development	476	–	476
Selling, general and administrative	2,369	75	2,444
Total operating expenses	2,845	75	2,920
Income (Loss) from operations	118	(783)	(665)
Interest expense	(2)	–	(2)
Interest income	2	–	2
Other (expense) income, net	(156)	35	(121)
Gain on sale of assets	77	–	77
Income (loss) from continuing operations	$39	$(748)	$(709)
Income from discontinued operations (Note 5)	954	(5)	949
Net income	$993	$(753)	$240

Net income per share: basic
Continuing operations	$0.02	$(0.41)	$(0.39)
Discontinued operations	0.52	–	0.52
	$0.54	$(0.41)	$0.13
Net income per share: diluted
Continuing operations	$0.02	$(0.40)	$(0.38)
Discontinued operations	0.52	(0.01)	0.51
	$0.54	$(0.41)	$0.13
Weighted-average number of shares used in per common share calculations: basic	1,839	–	1,839
Weighted-average number of shares used in per common share calculations: diluted	1,843	–	1,843

Other comprehensive income
Net income	$993	$(753)	$240
Foreign currency translation adjustments	159	8	167
Comprehensive income	$1,152	$(745)	$407

Condensed Consolidated Statement of Cash Flows

	For the Three Months Ended June 30, 2020
	As Originally Reported	Adjustments	As Restated
	(in thousands)	(in thousands)	(in thousands)
Cash flows from operating activities
Net income	$993	$(753)	$240
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	53	–	53
Stock-based compensation	63	–	63
Gain on sale of assets	(872)	–	(872)
Changes in operating assets and liabilities:
Accounts receivable	(724)	446	(278)
Inventories	(1,945)	–	(1,945)
Deferred consideration	31	–	31
Prepaid expenses and other current assets	(323)	123	(200)
Operating lease right-of-use assets	49	–	49
Accounts payable	1,660	–	1,660
Accrued expenses and other current liabilities	(1,122)	175	(947)
Operating lease liabilities	(46)	–	(46)
Deferred revenue	(99)	–	(99)
Net cash (used in) provided by operating activities	(2,282)	(9)	(2,291)

Cash flows from investing activities:
Purchases of property and equipment	(52)	–	(52)
Deposits	(4)	–	(4)
Proceeds from sale of assets	610	–	610
Net cash provided by (used in) investing activities	554	–	554

Cash flows from financing activities:
Proceeds from exercise of common stock purchase warrants	1,490	–	1,490
Proceeds from new debt	1,310	–	1,310
Principal payments on capital leases	–	–	–
Principal payments on long-term debt	(216)	–	(216)
Net cash provided by (used in) financing activities	2,584	–	2,584
Effect of exchange rate on cash and cash equivalents	4	9	13
Net increase in cash and cash equivalents	860	–	860
Cash and cash equivalents, beginning of period	3,691	–	3,691
Cash and cash equivalents, end of period	$4,551	$–	$4,551

Supplemental disclosure of cash flow information:
Cash paid for interest	$2	$–	$2

Note 5.	Discontinued Operations: Sale of Assets to Infinity Labs SD, Inc.

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

Accounting for the disposition

For accounting purposes, the Company determined that there was only one discrete component of the sale to Infinity. These components were the customer base and services to be provided.

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

The carrying value of the assets and liabilities of discontinued operations on the condensed consolidated balance sheets as of June 30, 2020 and March 31, 2020 were as follows:

	June 30, 2020	March 31, 2020
Assets
Accounts receivable (net)	$–	$89,000
Inventory	–	11,000
Operating lease, right of use	–	604,000
Total current assets of discontinued operations	$–	$704,000

Liabilities
Accounts payable	$–	$18,000
Operating lease	–	117,000
Total current liabilities of discontinued operations	$–	$135,000

Operating lease	$–	$511,000
Total Long-term liabilities of discontinued operations	$–	$511,000

The operations of its Micromed business included in discontinued operations as restated is summarized as follows:

	Three Months Ended June 30,
	2020	2019
Revenues	$212,000	$216,000
Cost of Revenues	53,000	143,000
Selling, general and administrative expenses	5,000	32,000
Income from discontinued operations before tax	154,000	41,000
Gain on disposal of discontinued operations before income taxes	795,000	–
Total income from discontinued operations, before tax	949,000	41,000
Income Tax benefit (expense)	–	–
Income from discontinued operations, net of tax	$949,000	$41,000

Note 6.	Condensed Consolidated Balance Sheets

Inventories, net

Inventories, net consist of the following:

	June 30,	March 31,
	2020	2020
Raw materials	$2,894,000	$1,128,000
Finished goods	1,299,000	1,064,000
	$4,193,000	$2,192,000

The Company reserved $632,000 and $549,000 for obsolescence at June 30, 2020 and March 31, 2020, respectively.

Leases

The Company's operating leases are comprised primarily of facility leases. The Company did not have any finance leases as of June 30, 2020 and March 31, 2020. Balance sheet information related to our leases is presented below:

	June 30,	March 31,
	2020	2020
Operating leases:
Operating lease right-of-use assets	$343,000	$963,000
Operating lease liabilities – current	135,000	251,000
Operating lease liabilities – non- current	221,000	746,000

Other information related to leases is presented below:

Three Months Ended June 30, 2020
Operating lease cost	49,000
Other information:
Operating cash flows from operating leases	46,000
Weighted-average remaining lease term – operating leases (in months)	36.3
Weighted-average discount rate – operating leases	6.00%

As of June 30, 2020, the annual minimum lease payments of our operating lease liabilities were as follows:

For Years Ending March 31,
2021 (excluding the three months ended June 30, 2020)	$114,000
2022	114,000
2023	86,000
2024	57,000
Thereafter	–
Total future minimum lease payments, undiscounted	370,000
Less: imputed interest	(15,000)
Present value of future minimum lease payments	$355,000

Note 7.	Commitments and Contingencies

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

Note 8.	Debt

On May 1, 2020, the Company received loan proceeds in the amount of $1,310,000 under the Paycheck Protection Program (“PPP”), from Coastal States Bank in Atlanta, Georgia. The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act, “CARES Act”, provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight or 24 weeks as long as the Company uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains payroll levels. The amount of loan forgiveness will be reduced if the Company terminates employees or reduce salaries during the eight- or 24-week period.

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

As of June 30, 2020, the Company was in compliance with all loan covenants.

Note 9.	Stockholders’ Equity

Authorized Capital

The Company is authorized to issue up to 24,000,000 shares of common stock with a par value of $0.0001 per share and 714,286 shares of convertible preferred stock with a par value of $0.0001 per share.

Note 10.	Stock-Based Compensation

Stock-based compensation expense is as follows:

	Three Months Ended June 30,
	2020	2019
Cost of revenues	$(21,000)	$17,000
Research and development	(14,000)	22,000
Selling, general and administrative	98,000	253,000
Total stock-based compensation	$63,000	$292,000

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

Note 11.	Income Taxes

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

Note 12.	Segment and Geographic Information

The Company generates revenues from products which are sold into the human and animal healthcare markets.

The following table shows the Company’s revenues by geographic region:

	Three Months Ended June 30,
	2020	2019
United States	$1,620,000	$2,487,000
Latin America	2,327,000	764,000
Europe and Rest of the World	1,820,000	1,244,000
Total	$5,767,000	$4,495,000

Note 13.	Significant Customer Concentrations

For the three months ended June 30, 2020, one customer represented 17% of net revenue. For the three months ended June 30, 2019, one customer represented 14% of net revenue.

At June 30, 2020 and March 31, 2020, no customer represented more than 10% of the net accounts receivable balance.

Note 14.	Subsequent Events

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

Results of Continuing Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

Revenues for the three months ended June 30, 2020 of $5,767,000 increased by $1,272,000, or 28%, as compared to $4,495,000 for the three months ended June 30, 2019. This increase was primarily the result of growth in revenue of $576,000, or 46%, in Europe and Rest of World from customer growth and an increase of $1,563,000, or 205% in Latin America, offset by a decrease of $867,000, or 35% in revenue in the United States.

Revenues in the United States for the three months ended June 30, 2020 of $1,620,000 decreased by $867,000, or 35%, as compared to $2,487,000 for the three months ended June 30, 2019. This decrease was primarily the result of a decrease of $842,000, or 48%, in sales of our dermatology products due to widespread shelter in place orders that were mandated during April and May 2020 and the temporary closure of many doctor’s offices due to shelter in place orders, a decrease of $144,000, or 30%, in sales of our acute care products and an increase of $115,000 in sales of our animal health care products.

As a result of the asset purchase agreement and arrangement we entered into on October 27, 2016 with Invekra, we are obligated to supply Invekra with product at a reduced price through October 27, 2020. We have orders from Invekra through December 2020 and we expect those orders to decline after that as Invekra transitions to their own manufacturing. We anticipate that we will continue to manufacture for Invekra after December 2020 only in small amounts as overflow manufacturing. However, we will charge market prices for manufacturing after October 27, 2020. During the three months ended June 30, 2020, we reported $2,327,000 of Latin America revenue related to Invekra as compared to $764,000 during the three months ended June 30, 2019.

Revenues in Europe and the Rest of the World for the three months ended June 30, 2020 of $1,820,000 increased by $576,000, or 46%, as compared to $1,244,000 for the three months ended June 30, 2019. This increase was mostly the result of new customers in Europe.

The following table shows our revenues by geographic region:

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
United States	$1,620,000	$2,487,000	$(867,000)	(35%	)
Latin America	2,327,000	764,000	1,563,000	205%
Europe and Rest of the World	1,820,000	1,244,000	576,000	46%
Total	$5,767,000	$4,495,000	$1,272,000	28%

Gross Profit

For the three months ended June 30, 2020, we reported revenues of $5,767,000 and cost of revenues of $3,512,000, resulting in gross profit of $2,255,000, or 39% of revenues, compared to gross profit of $2,293,000, or 51% of revenues, for the same period in the prior year. The reduction in gross profit is the result of increased sales to Invekra which has a lower margin than our other customers.

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

Selling, General and Administrative Expense

Selling, general and administrative expenses for the three months ended June 30, 2020 was $2,444,000 which decreased by $1,282,000, or 34%, when compared to $3,726,000 for the three months ended June 30, 2019. The decrease in selling, general and administrative expenses was primarily the result of certain cost savings measures implemented during fiscal year 2020, including a significant reduction in headcount.

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

Other (Expense) Income

Other expense for the three months ended June 30, 2020 of $121,000 increased by $62,000 when compared to other expense of $59,000 for the three months ended June 30, 2019. The increase in other income relates primarily to fluctuations in foreign exchange.

Gain on Sale of Assets

For the three months ended June 30, 2020, we reported income related to the sale of assets to Infinity in the amount of $77,000. For the three months ended June 30, 2019, we reported income related to the sale of certain assets to Petagon in the amount of $2,472,000.

Net Income (Loss)

Net loss from continued operations for the three months ended June 30, 2020 of $709,000 decreased by $1,383,000, or 205% when compared to income from continued operations of $674,000 for the three months ended June 30, 2019. The decrease is primarily due to the one-time gain on sale of assets in 2019, partially offset by higher revenues and lower operating expenses in 2020.

Results of Discontinued Operations

Comparison of Three Months Ended June 30, 2020 and 2019

During the three months ended June 30, 2020, our Board of Directors approved the sale of certain assets related to our Micromed business. On June 24, 2020, we closed on an asset purchase agreement with Infinity Labs SD, Inc. We decided to divest our Micromed business, resulting in a strategic shift that had a major effect on our operations and financial results. Therefore, the divested Micromed operations meet the criteria to be reported as discontinued operations.

The related assets, liabilities, results of operations and cash flows for our Micromed business are classified as discontinued operations for all periods presented.

Income from discontinued operations, net of tax for the three months ended June 30, 2020 and 2019 includes $159,000 and $73,000, respectively, of gross profit reclassified from continuing operations to discontinued operations during the periods.

Gain on disposal of discontinued operations for the three months ended June 30, 2020, includes $795,000 of gain primarily from the value of the customer base of Micromed.

The following table summarizes our operations of the Micromed business included in discontinued operations as restated:

	Three Months Ended June 30,
	2020	2019
Revenues	$212,000	$216,000
Cost of Revenues	53,000	143,000
Selling, general and administrative expenses	5,000	32,000
Income from discontinued operations before tax	154,000	41,000
Gain on disposal of discontinued operations before income taxes	795,000	–
Total income from discontinued operations, before tax	949,000	41,000
Income Tax benefit (expense)	–	–
Income from discontinued operations, net of tax	$949,000	$41,000

Liquidity and Capital Resources

We reported a net income of $240,000 for the three months ended June 30, 2020. At June 30, 2020 and March 31, 2020, our accumulated deficit amounted to $172,006,000 and $172,246,000 respectively. We had working capital of $10,873,000 and $7,518,000 as of June 30, 2020 and March 31, 2020, respectively.

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

Since July 1, 2019, substantially all of our operations have been financed through the following transactions:

•	Proceeds of $1,924,000 received from the exercise of common stock purchase warrants and options;
•	Net proceeds of $1,376,000 received from the sale of common stock through a registered direct offering which closed on November 29, 2019;
•	Net proceeds of $2,472,000 received from the sale of assets to Petagon, Ltd. which closed on May 20, 2019;
•	Net proceeds of $1,100,000 from the sale of assets to Microsafe Group DMCC which closed on February 21, 2020;
•	Loan proceeds of $1,310,000 under the Paycheck Protection Program disbursed on May 1, 2020; and
•	Net proceeds of $610,000 from the sale of our Micromed Laboratories division which closed on June 24, 2020.

Cash Flows

As of June 30, 2020, we had cash and cash equivalents of $4,551,000, compared to $3,691,000 as of March 31, 2020.

Net cash used by operating activities during the three months ended June 30, 2020 was $2,291,000, primarily due to an increase in inventories of $1,945,000, a decrease in accrued expenses of $947,000 and an increase in accounts receivables of $278,000 in the period. These uses were partially offset by net income of $240,000 and an increase in accounts payable of $1,660,000.

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

During the quarter ended June 30, 2020 and 2019, revenue from sales to our Latin America partner Invekra amounted to approximately 40% and 15% of our revenues, respectively. Our agreement with Invekra obligated us to provide manufacturing for Invekra at reduced prices until October, 27, 2020. We anticipate that we will continue to manufacture for Invekra through December 2020. After that time, we expect Invekra to commence its own manufacturing although we may continue to provide manufacturing support at prices commensurate with the market. As we make this transition, we expect our overall revenues from Invekra will decrease while our margins will increase. However, we expect that our future overall revenues from Latin American sales will be substantially reduced.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Accordingly, our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Initially in connection with the filing of the Company’s original Form 10-Q for the quarter ended June 30, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer initially concluded that our disclosure controls and procedures were effective as of June 30, 2020. We disclosed in our original Form 10-Q for the quarter ended June 30, 2020, that, based on that evaluation, management concluded the Company’s disclosure controls and procedures were effective.

In connection with the restatements described in this Form 10-Q/A, management with the participation of our Chief Executive Officer and Chief Financial Officer re-evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. As a result, management concluded that as of the end of the period covered by this report, due to material weaknesses in internal control over financial reporting, the Company’s disclosure controls and procedures were not effective. We concluded this because of the errors we found in the original Form 10-Q filing for the quarter ended June 30, 2020. We have determined that there were inadequate spreadsheet controls, a lack of separation of duties with preparation and review of the reported numbers, and inadequate analysis of revenue reporting among other things.

Notwithstanding the material weaknesses, management believes the consolidated financial statements included in this Quarterly Report on Form 10-Q/A present fairly, in all material respects, the Company’s financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. generally accepted accounting principles.

Management’s Remediation Measures

Management, with oversight from the Audit Committee of the Board of Directors of the Company, is actively engaged in remediation efforts to address the material weaknesses identified in the management’s evaluation of internal controls and procedures. Management has taken a number of actions to remediate the material weaknesses described above, including the following:

•	Improved monitoring and risk assessment activities to address these control deficiencies.

•	Hired a new full time Chief Financial Officer in September 2020 and a new corporate controller in October 2020 to replace the transitionary staff in place while we moved our corporate offices from Petaluma, CA to Woodstock, GA.

•	Separated the preparation of the financial reports from review of the financial reports.

•	Implemented additional process-level controls over revenue recognition of new contracts.

•	Developed and delivered further internal controls training to individuals associated with these control deficiencies and enhance training provided to all personnel who have financial reporting or internal control responsibilities in these areas. The training will include a review of individual roles and responsibilities related to internal controls, proper oversight and reemphasize the importance of completing the control procedures.

These improvements are targeted at strengthening the Company’s internal control over financial reporting and remediating the material weaknesses. We remain committed to an effective internal control environment and management believes that these actions and the improvements management expects to achieve as a result, will effectively remediate the material weaknesses. However, the material weaknesses in the Company’s internal control over financial reporting will not be considered remediated until the controls operate for a sufficient period of time and management has concluded, through testing that these controls operate effectively. As of the date of filing this Form 10-Q/A, management is in the process of testing and evaluating these additional controls to determine whether they are operating effectively.

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The material weaknesses discussed above were subsequently identified and will result in future mitigation activities.

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

Date: November 17, 2020	By:	/s/ Amy Trombly
Amy Trombly President and Chief Executive Officer, (Principal Executive Officer)

Date: November 17, 2020		/s/ Jerome Dvonch
Jerome Dvonch
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

