Form 10-Q
period 2020-09-30
Sonoma Pharmaceuticals, Inc.
filed 2020-11-20
CIK 1367083

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of November 19, 2020, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 2,043,075.

SONOMA PHARMACEUTICALS, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	September 30,	March 31,
	2020	2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,320	$3,691
Accounts receivable, net	5,279	4,062
Inventories, net	3,704	2,192
Prepaid expenses and other current assets	2,770	2,256
Current portion of deferred consideration, net of discount	194	182
Total current assets	16,267	12,383
Operating lease right-of-use assets	634	963
Property and equipment, net	370	365
Deferred consideration, net of discount, less current portion	770	786
Other assets	104	64
Total assets	$18,145	$14,561

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,202	$2,086
Accrued expenses and other current liabilities	932	1,774
Deferred revenue	150	228
Deferred revenue Invekra	48	45
Operating lease liabilities	188	251
Current portion of long-term debt	49	481
Total current liabilities	4,569	4,865
Operating lease liabilities-non-current	469	746
Long-term deferred revenue Invekra	235	245
Long-term debt	1,310	–
Total liabilities	6,583	5,856
Commitments and Contingencies (Note 6)
Stockholders’ Equity
Convertible preferred stock, $0.0001 par value; 714,286 shares authorized at September 30, 2020 and March 31, 2020, respectively, 0 and 1.55 shares issued and outstanding at September 30, 2020 and March 31, 2020, respectively	–	–
Common stock, $0.0001 par value; 24,000,000 shares authorized at September 30, 2020 and March 31, 2020, 2,041,409 and 1,777,483 shares issued and outstanding at September 30, 2020 and March 31, 2020, respectively	2	2
Additional paid-in capital	188,701	186,559
Accumulated deficit	(171,886)	(172,246)
Accumulated other comprehensive loss	(5,255)	(5,610)
Total stockholders’ equity	11,562	8,705
Total liabilities and stockholders’ equity	$18,145	$14,561

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019

Revenues	$5,769	$4,727	$11,536	$9,221
Cost of revenues	3,267	2,552	6,779	4,753
Gross profit	2,502	2,175	4,757	4,468
Operating expenses
Research and development	(85)	270	391	608
Selling, general and administrative	2,418	3,192	4,862	6,918
Total operating expenses	2,333	3,462	5,253	7,526
Income (loss) from operations	169	(1,287)	(496)	(3,058)
Interest expense	(4)	(2)	(6)	(12)
Interest income	8	42	10	84
Other (expense) income, net	(77)	(41)	(197)	(100)
Gain on sale of assets	55	–	132	2,472
Income (loss) from continuing operations	151	(1,288)	(557)	(614)
Income (loss) from discontinued operations (Note 4)	(31)	85	917	126
Net income (loss)	$120	$(1,203)	$360	$(488)

Net income (loss) per share: basic
Continuing operations	$0.08	$(0.98)	$(0.29)	$(0.47)
Discontinued operations	(0.02)	0.06	0.48	0.10
	$0.06	$(0.92)	$0.19	$(0.37)

Net income (loss) per share: diluted
Continuing operations	$0.07	$(0.98)	$(0.26)	$(0.47)
Discontinued operations	(0.01)	0.06	0.43	0.10
	$0.06	$(0.92)	$0.17	$(0.37)

Weighted-average number of shares used in per common share calculations: basic	2,008	1,317	1,924	1,317
Weighted-average number of shares used in per common share calculations: diluted	2,159	1,317	2,118	1,317

Other comprehensive income (loss)
Net income (loss)	$120	$(1,203)	$360	$(488)
Foreign currency translation adjustments	188	(163)	355	(96)
Comprehensive income (loss)	$308	$(1,366)	$715	$(584)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net income (loss)	$360	$(488)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	107	144
Stock-based compensation	223	425
Gain on sale of assets	(770)	–
Changes in operating assets and liabilities:
Accounts receivable	(705)	(1,283)
Inventories	(1,386)	263
Deferred consideration	65	70
Prepaid expenses and other current assets	(273)	(358)
Operating lease right-of-use assets	330	256
Accounts payable	706	1,052
Accrued expenses and other current liabilities	(860)	(122)
Operating lease liabilities	(343)	(267)
Deferred revenue	(102)	148
Net cash used in operating activities	(2,648)	(160)

Cash flows from investing activities:
Purchases of property and equipment	(97)	(77)
Deposits	(38)	8
Proceeds from sale of assets	610	–
Net cash provided by (used in) investing activities	475	(69)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	1,919	–
Proceeds from new debt	1,310	–
Principal payments on capital leases	–	(13)
Principal payments on long-term debt	(432)	(228)
Net cash provided by (used in) financing activities	2,797	(241)
Effect of exchange rate on cash and cash equivalents	5	13
Net increase (decrease) in cash and cash equivalents	629	(457)
Cash and cash equivalents, beginning of period	3,691	3,689
Cash and cash equivalents, end of period	$4,320	$3,232

Supplemental disclosure of cash flow information:
Cash paid for interest	$4	$12

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Series C Preferred Stock ($0.0001 par Value)		Common Stock ($0.0001 par Value)		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance March 31, 2020	1.55	$–	1,777,483	$2	$186,559	$(172,246)	$(5,610)	$8,705
Stock based compensation related to common stock restricted stock grants	–	–	3,086	–	18	–	–	18
Stock based compensation, net of forfeitures	–	–	–	–	45	–		45
Issuance of common stock due to warrant exercises	–	–	169,167	–	1,490	–	–	1,490
Conversion of Series C convertible preferred stock into common stock	(1.55)	–	17,222	–	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	–	–	167	167
Net income	–	–	–	–	–	240	–	240
Balance, June 30, 2020	–	$–	1,966,958	$2	$188,112	$(172,006)	$(5,443)	$10,665
Stock based compensation, net of forfeitures	–	–	–	–	160	–	–	160
Issuance of common stock due to options exercises	–	–	74,451	–	429	–	–	429
Foreign currency translation adjustment	–	–	–	–	–	–	188	188
Net income	–	–	–	–	–	120	–	120
Balance, September 30, 2020	–	$–	2,041,409	$2	$188,701	$(171,886)	$(5,255)	$11,562

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Series C Preferred Stock ($0.0001 par Value)		Common Stock ($0.0001 par Value)		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance March 31, 2019	1.55	$–	1,316,335	$2	$184,074	$(169,238)	$(4,349)	$10,489
Cumulative effect related to April 1, 2019 adoption of Accounting Standards Update (ASU) 2016-02, Leases (Topic 842)	–	–	–	–	–	(59)	–	(59)
Stock based compensation related to common stock restricted stock grants	–	–	835	–	20	–	–	20
Stock based compensation, net of forfeitures	–	–	–	–	272	–		272
Foreign currency translation adjustment	–	–	–	–	–	–	67	67
Net income	–	–	–	–	–	715	–	715
Balance, June 30, 2019	1.55	$–	1,317,170	$2	$184,366	$(168,582)	$(4,282)	$11,504
Stock based compensation related to common stock restricted stock grants	–	–	834	–	9	–	–	9
Stock based compensation, net of forfeitures	–	–	–	–	124	–	–	124
Foreign currency translation adjustment	–	–	–	–	–	–	(163)	(163)
Net income	–	–	–	–	–	(1,203)	–	(1,203)
Balance, September 30, 2019	1.55	$–	1,318,004	$2	$184,499	$(169,785)	$(4,445)	$10,271

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.	Organization and Recent Developments

Organization

Sonoma Pharmaceuticals, Inc. (the “Company”) was incorporated under the laws of the State of California in April 1999 and was reincorporated under the laws of the State of Delaware in December 2006. The Company’s principal office was moved to Woodstock, Georgia from Petaluma, California in June 2020. The Company is a global healthcare leader for developing and producing stabilized hypochlorous acid (“HOCl”) products for a wide range of applications, including wound care, animal health care, eye care, oral care, nasal care and dermatological conditions. The Company’s products reduce infections, itch, pain, scarring and harmful inflammatory responses in a safe and effective manner. In-vitro and clinical studies of HOCl show it to have impressive antipruritic, antimicrobial, antiviral and anti-inflammatory properties. The Company’s stabilized HOCl immediately relieves itch and pain, kills pathogens and breaks down biofilm, does not sting or irritate skin and oxygenates the cells in the area treated assisting the body in its natural healing process. The Company sells its products either directly or via partners in 53 countries worldwide.

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

The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of COVID-19, the extent to which it will impact worldwide macroeconomic conditions including interest rates, employment rates and health insurance coverage, the speed of the anticipated recovery, access to capital markets, and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of September 30, 2020 and through the date of the filing of this Quarterly Report on Form 10-Q. The accounting matters assessed included, but were not limited to, the Company’s allowance for doubtful accounts and credit losses, inventory obsolescence, and supplier agreements. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in additional material impacts to the Company’s consolidated financial statements in future reporting periods.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2020 and for the three and six months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of September 30, 2020, the condensed consolidated statements of comprehensive income (loss) for the three and six months ended September 30, 2020 and 2019, the cash flows for the six months ended September 30, 2020 and 2019 and the condensed consolidated statement of stockholders’ equity for the three and six months ended September 30, 2020 and 2019 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented. The results for the three and six months ended September 30, 2020 are not necessarily indicative of results to be expected for the year ending March 31, 2021 or for any future interim period. The condensed consolidated balance sheet at March 31, 2020 has been derived from audited consolidated financial statements. These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended March 31, 2020, and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on July 10, 2020.

Note 2.	Liquidity and Financial Condition

The Company reported a net income of $120,000 and $360,000 for the three and six months ended September 30, 2020. At September 30, 2020 and March 31, 2020, the Company’s accumulated deficit amounted to $171,886,000 and $172,246,000, respectively. The Company had working capital of $11,698,000 and $7,518,000 as of September 30, 2020 and March 31, 2020, respectively.

On June 24, 2020, the Company closed on an asset purchase agreement for the sale of its Micromed Laboratories division and testing facility, including all of Micromed’s assets, such as testing equipment, certain office furniture and customer list, with Infinity Labs SD Inc. for an aggregate purchase price of $850,000. On the closing date, the Company received $610,000 in cash from this sale which was adjusted for working capital, a credit of $100,000 for future testing services from Infinity over the next two years in lieu of cash, and $60,000 held in escrow for one year, subject to adjustment for certain indemnity claims or purchase price adjustments. The Company also retained its accounts receivables outstanding on the date of closing in the amount of approximately $81,000 and an insignificant amount of liabilities. As part of the transaction, Infinity also assumed the Petaluma lease for the office and lab space. The Company retained the warehouse space to store inventory and assets until September 30, 2020.

On May 1, 2020, the Company received loan proceeds in the amount of $1,310,000 under the Paycheck Protection Program (“PPP”), from Coastal States Bank in Atlanta, Georgia. The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act, “CARES Act”, provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight or 24 weeks as long as the Company uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains payroll levels. The amount of loan forgiveness will be reduced if the Company terminates employees or reduce salaries during the applicable period.

The unsecured loan, which is in the form of a note dated April 29, 2020, matures on April 29, 2022 and bears interest at a rate of 1% per annum, payable monthly commencing on November 29, 2020. The note may be prepaid at any time prior to maturity with no prepayment penalties. The Company has used the loan amount for eligible purposes, such as payroll expenses. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan, it cannot assure that it will be eligible for forgiveness, in whole or in part. Whether any amount will be forgiven has not been determined yet.

During the three months ended September 30, 2020, the Company received proceeds of $429,000 from the exercise of stock options by employees and consultants.

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

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on the previously reported net loss.

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

Net Income (Loss) per Share

The Company computes basic net income (loss) per share by dividing net income per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable.

	Three Months Ended September 30		Six Months Ended September 30
(In thousands, except per share data)	2020	2019	2020	2019
Numerator:
Income (loss) from continuing operations	$151	$(1,288)	$(557)	$(614)
Income (loss) from discontinued operations	(31)	85	917	126
Net income	$120	$(1,203)	$360	$(488)

Denominator:
Weighted-average number of common shares outstanding: basic	2,008	1,317	1,924	1,317
Dilutive effect of stock options	149	–	192	–
Dilutive effect of restricted stock	2	–	2	–
Weighted-average number of common shares outstanding: diluted	2,159	1,317	2,118	1,317

Income (loss) per share from continuing operations	$0.07	$(0.98)	$(0.26)	$(0.47)
Income (loss) per share from discontinued operations	(0.01)	0.06	0.43	0.10
Net income per share: basic and diluted	$0.06	$(0.92)	$0.17	$(0.37)

The computation of basic loss per share for the three and six months ended September 30, 2020 and 2019 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	Three Months Ended September 30,		Six Months Ended September 30
(In thousands)	2020	2019	2020	2019
Stock options	65	136	75	136
Restricted stock	2	2	2	2
Warrants	150	446	150	446
Common stock units (1)	46	46	46	46
	263	630	273	630

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

The Company derives the majority of its revenue from its distributor relationships. The Company also sells products to a customer base including hospitals, medical centers, doctors, pharmacies, wholesalers and directly to end users. The Company also has entered into agreements to license its technology and products.

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

Disaggregation of Revenue

The following table presents the Company’s disaggregated revenues by revenue source:

(In thousands)	Three Months Ended September 30,		Six Months Ended September 30
Product	2020	2019	2020	2019
Human Care	$4,776	$3,801	$10,094	$7,772
Animal Care	951	912	1,388	1,325
Other	42	14	54	124
	$5,769	$4,727	$11,536	$9,221

Accounts Receivable

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts, and sales returns. Estimates for cash discounts and sales returns are based on analysis of contractual terms and historical trends.

The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Other factors that the Company considers include its existing contractual obligations, historical payment patterns of its customers and individual customer circumstances, an analysis of days sales outstanding by customer and geographic region, and a review of the local economic environment and its potential impact on government funding and reimbursement practices. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts represents probable credit losses of $52,000 and $1,028,000 at September 30, 2020 and March 31, 2020, respectively. Additionally, at September 30, 2020 and March 31, 2020 the Company has allowances of $2,275,000 and $1,230,000, respectively, related to potential discounts, returns, distributor fees and rebates. The allowances are included in Accounts Receivable, net in the accompanying condensed consolidated balance sheets.

Inventories

Inventories are stated at the lower of cost, cost being determined on a standard cost basis (which approximates actual cost on a first-in, first-out basis), or net realizable value.

Due to changing market conditions, estimated future requirements, age of the inventories on hand and production of new products, the Company regularly reviews inventory quantities on hand and records a provision to write down excess and obsolete inventory to its estimated net realizable value. The Company recorded a provision to reduce the carrying amounts of inventories to their net realizable value in the amount of $757,000 and $600,000 at September 30, 2020 and March 31, 2020, respectively, which is included in cost of product revenues on the Company’s accompanying condensed consolidated statements of comprehensive income (loss).

Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date the condensed consolidated financial statements were issued. (See Note 13)

Accounting Pronouncements Pending Adoption

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes (“Topic 740”), which simplifies the accounting for income taxes, eliminates certain exceptions within Topic 740 and clarifies certain other aspects of the current guidance to promote consistency among reporting entities. The new standard is effective for fiscal years beginning after December 15, 2020 on a prospective basis and early adoption is permitted. The Company is currently evaluating the impact of the provisions of this standard on its Consolidated Financial Statements.

Recent Accounting Standards

Accounting standards that have been issued or proposed by the FASB, the SEC or other standard setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Note 4.	Discontinued Operations: Sale of Assets to Infinity Labs SD, Inc.

On June 24, 2020, the Company closed on an asset purchase agreement for the sale of its Micromed Laboratories division and testing facility, including all of Micromed’s assets, such as testing equipment, certain office furniture and customer list, with Infinity Labs SD Inc. (“Infinity”) for an aggregate purchase price of $850,000. On the closing date, the Company received $610,000 in cash from this sale which was adjusted for working capital, a credit of $100,000 for future testing services from Infinity over the next two years in lieu of cash, and $60,000 held in escrow for one year, subject to adjustment for certain indemnity claims or purchase price adjustments. The Company also retained its accounts receivables outstanding on the date of closing in the amount of approximately $81,000 and an insignificant amount of liabilities. As part of the transaction, Infinity also assumed the Petaluma lease for the office and lab space. The Company retained the warehouse space to store inventory and assets until September 30, 2020.

Accounting for the disposition

For accounting purposes, the Company determined that there was only one discrete component of the sale to Infinity. This component was the customer base and related services to be provided.

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

The carrying value of the assets and liabilities of discontinued operations on the condensed consolidated balance sheets as of September 30, 2020 and March 31, 2020 were as follows:

	September 30, 2020	March 31, 2020
Assets
Accounts receivable (net)	$–	$89,000
Inventory	–	11,000
Operating lease, right of use	–	604,000
Total current assets of discontinued operations	$–	$704,000

Liabilities
Accounts payable	$–	$18,000
Operating lease	–	117,000
Total current liabilities of discontinued operations	$–	$135,000

Operating lease	$–	$511,000
Total Long-term liabilities of discontinued operations	$–	$511,000

The operations of the Micromed business included in discontinued operations is summarized as follows:

	Three Months Ended September 30,		Six Months Ended September 30
	2020	2019	2020	2019
Revenues	$2,000	$241,000	$214,000	$458,000
Cost of revenues	–	122,000	53,000	265,000
Selling general and administrative expenses	33,000	34,000	39,000	67,000
Income (loss) from discontinued operations before tax	(31,000)	85,000	122,000	126,000
Gain on disposal of discontinued operations before income taxes	–	–	795,000	–
Total income (loss) from discontinued operations, before tax	(31,000)	85,000	917,000	126,000
Income Tax benefit (expense)	–	–	–	–
Income (loss) from discontinued operations, net of tax	$(31,000)	$85,000	$917,000	$126,000

Note 5.	Condensed Consolidated Balance Sheets

Inventories, net

Inventories, net consist of the following:

	September 30,	March 31,
	2020	2020
Raw materials	$2,098,000	$1,128,000
Finished goods	1,606,000	1,064,000
	$3,704,000	$2,192,000

The Company reserved $757,000 and $600,000 for obsolescence at September 30, 2020 and March 31, 2020, respectively.

Leases

The Company's operating leases are comprised primarily of operating facility leases. The Company did not have any finance leases as of September 30, 2020 and March 31, 2020. Balance sheet information related to our leases is presented below:

	September 30,	March 31,
	2020	2020
Operating leases:
Operating lease right-of-use assets	$634,000	$963,000
Operating lease liabilities – current	188,000	251,000
Operating lease liabilities – non- current	469,000	746,000

Other information related to operating leases is presented below:

As of June 30, 2020, the annual minimum lease payments of our operating lease liabilities were as follows:

	Three Months Ended September 30,		Six Months Ended September 30
	2020	2019	2020	2019
Operating Lease Costs	121,000	148,000	286,000	298,000
Operating cash flows from operating leases			330,000	256,000

For Years Ending March 31,
2021 (excluding the six months ended September 30, 2020)	$100,000
2022	213,000
2023	171,000
2024	139,000
2025	85,000
Thereafter	7,000
Total future minimum lease payments, undiscounted	715,000
Less: imputed interest	(58,000)
Present value of future minimum lease payments	$657,000
Weighted-average remaining lease term – operating leases (in months)	44
Weighted-average discount rate – operating leases	6.00%

Note 6.	Commitments and Contingencies

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

Employment Agreements

As of September 30, 2020, the Company had employment agreements in place with two of its key executives. One of the agreements provide, among other things, for the payment of up to twelve months of severance compensation for terminations under certain circumstances. At September 30, 2020, potential severance payments to key executives would be $250,000, if triggered.

Related Party Transactions

Effective September 25, 2019, Ms. Trombly was appointed the Chief Executive Officer of the Company. Ms. Trombly is the owner of Trombly Business Law, PC which has been retained by the Company to advise on certain corporate and securities law matters. During the three and six months ended September 30, 2020, the Company incurred $51,000 and $114,000, respectively in legal services from Trombly Business Law, PC.

Note 7.	Debt

On May 1, 2020, the Company received loan proceeds in the amount of $1,310,000 under the Paycheck Protection Program (“PPP”), from Coastal States Bank in Atlanta, Georgia. The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act, “CARES Act”, provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight or 24 weeks as long as the Company uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains payroll levels. The amount of loan forgiveness will be reduced if the Company terminates employees or reduce salaries during the applicable period. Whether any amount will be forgiven has not been determined yet.

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

As of September 30, 2020, the Company was in compliance with all loan covenants.

Note 8.	Stockholders’ Equity

Authorized Capital

The Company is authorized to issue up to 24,000,000 shares of common stock with a par value of $0.0001 per share and 714,286 shares of convertible preferred stock with a par value of $0.0001 per share.

Note 9.	Stock-Based Compensation

Stock-based compensation expense is as follows:

	Three Months Ended September 30,		Six Months Ended September 30
(In thousands)	2020	2019	2020	2019
Cost of revenues	$(6)	$17	$(27)	$34
Research and development	40	19	26	41
Selling, general and administrative	126	97	224	350
Total stock-based compensation	$160	$133	$223	$425

At September 30, 2020, there were unrecognized compensation costs of $110,911 related to stock options which is expected to be recognized over a weighted-average amortization period of 0.26 years.

At September 30, 2020, there were unrecognized compensation costs of $11,036 related to restricted stock which is expected to be recognized over a weighted-average amortization period of 0.97 years.

Stock options award activity is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at April 1, 2020	378,000	$26.55	–	–
Options granted	–	–	–	–
Options exercised	76,951	5.72	–	274,326
Options forfeited	112,697	9.89	–	–
Options expired	22,934	116.99	–	–
Outstanding at September 30, 2020	165,418	$35.31	7.88	$433,380
Exercisable at September 30, 2020	106,673	$51.91	7.16	$203,062

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock, or $8.37 per share at September 30, 2020.

Restricted stock award activity is as follows:

	Number of Shares	Weighted Average Award Date Fair Value per Share
Unvested restricted stock awards outstanding at April 1, 2020	1,666	$13.68
Restricted stock awards granted	5,695	4.79
Restricted stock awards vested	(6,528)	5.92
Restricted stock awards forfeited	–	–
Unvested restricted stock awards outstanding at September 30, 2020	833	$13.68

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

On March 27, 2020 Congress approved and the President signed the CARES Act. The Cares Act is an emergency economic stimulus package in response to the COVID-19 pandemic, which among other things contains numerous tax provisions. The Company considered the various potential income tax provisions and deemed there were no material impacts to its income tax provision at September 30, 2020.

The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized tax benefits will increase or decrease within twelve months of March 31, 2020. The unrecognized tax benefits may increase or change during the next year for items that arise in the ordinary course of business.

Note 11.	Segment and Geographic Information

The Company generates revenues from products which are sold into the human and animal healthcare markets.

The following table shows the Company’s revenues by geographic region:

	Three Months Ended September 30,		Six Months Ended September 30
(In thousands)	2020	2019	2020	2019
United States	$1,984	$2,209	$3,605	$4,696
Latin America	2,024	948	4,350	1,712
Europe and Rest of the World	1,761	1,570	3,581	2,813
Total	$5,769	$4,727	$11,536	$9,221

Note 12.	Significant Customer Concentrations

For the three months ended September 30, 2020, one customer represented 35%, another customer represented 13% of net revenue. For the six months ended September 30, 2020, one customer represented 37% of net revenue.

For the three months ended September 30, 2019, one customer represented 16% of net revenue and one customer represented 18% of net revenue. For the six months ended September 30, 2019, one customer represented 11% of net revenue and one customer represented 16% of net revenue.

At September 30, 2020 one customer represented 11% of the net accounts receivable balance. At March 31, 2020, no customer represented more than 10% of the net accounts receivable balance. At September 30, 2019, one customer represented 14%, of the net accounts receivable balance.

Note 13.	Subsequent Events

During the process of the review of the financial statements for the six months ended September 30, 2020 the Company determined that there were material errors with the financial statements for the three months ended June 30, 2020 and that they could no longer be relied upon by the users of the financial statements. As a result, on November 17, 2020 the Company filed an 8-K disclosing that fact and also filed a 10-Q/A on the same day restating the results for the three months ended June 30, 2020. The numbers for the six months ended September 30, 2020 contained in this filing have been adjusted and the errors have been corrected.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as of September 30, 2020 and our audited consolidated financial statements for the year ended March 31, 2020 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 10, 2020.

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

Our Business

We are a global healthcare leader for developing and producing stabilized hypochlorous acid, or HOCl, products for a wide range of applications, including wound care, animal health care, eye care, nasal care, oral care and dermatological conditions. Our products reduce infections, itch, pain, scarring and harmful inflammatory responses in a safe and effective manner. In-vitro and clinical studies of HOCl show it to have impressive antipruritic, antimicrobial, antiviral and anti-inflammatory properties. Our stabilized HOCl immediately relieves itch and pain, kills pathogens and breaks down biofilm, does not sting or irritate skin and oxygenates the cells in the area treated assisting the body in its natural healing process. We also manufacture disinfectants that are distributed outside of the U.S. and in certain countries we have received regulatory clearance to state the disinfectant kills the coronavirus causing COVID-19. We sell our products either directly or via partners in 53 countries worldwide.

Some of our key business areas in the United States are:

•	U.S. HOCl-based dermatology products: We offer a wide variety of prescription HOCl based products that treat many skin conditions and diseases. These products are based on our proprietary stabilized hypochlorous acid, or HOCl, solutions. These products include:

-	Celacyn®, a prescription HOCl-based scar management gel clinically proven to soften and flatten raised scars while reducing redness and discoloration.
-	LevicynTM, a prescription HOCl-based atopic dermatitis product line clinically proven to reduce pruritus (itch) and pain associated with various dermatoses.
-	EpicynTM, a prescription topical antimicrobial facial cleanser helps achieve clear skin and provide relief from irritation when used as part of a daily skin care regimen for patients with acute and chronic dermal lesions.
-	SebudermTM, a prescription topical gel used as an alternative to corticosteroids for the management of the burning, itching and scaling experienced with seborrhea and seborrheic dermatitis.

•	Eye Hygiene: We developed Acuicyn™ Eyelid and Eyelash Hygiene, a HOCl-based topical prescription product indicated to relieve itch and inflammation while helping to keep areas around the eye clean.

•	Advanced Tissue Care: We sell Microcyn®, primarily to hospitals, under a variety of brand names, a line of products based on electrically charged oxychlorine small molecules designed to target a wide range of pathogens including viruses, fungi, spores and bacteria, including antibiotic-resistant strains.

•	Animal Health Care: We sell our non-prescription-based HOCl products into the animal health care markets through our partner Manna Products LLC, including national pet-store retail chains, farm animal specialty stores, farm animal veterinarians, grocery stores and mass retailers in the United States and Canada.

Our key products outside the United States are:

•	Microcyn® or Microdacyn60® (sold under a variety of brand names, such as Dermacyn, MicrocynAH), a line of products based on electrically charged oxychlorine small molecules designed to target a wide range of pathogens including viruses, fungi, spores and bacteria, including antibiotic-resistant strains.

•	Hard-Surface Disinfectants, sold under a variety of brand names, such as Nanocyn® sold by the Microsafe Group, Dubai and Dermodacyn® Disinfecting solution, a medical grade solution manufactured by us with our HOCl technology and sold by our partner MicroDerm Technologies Limited in Hong Kong. These disinfectants are intended for the sterilization of hard surfaces, submerging of medical devices and fumigation of air spaces. It is non-corrosive, non-toxic and eliminates viruses, fungi and bacteria.

•	Eye Hygiene: Ocudox™, is an electrolyzed HOCl-based solution intended to aid in the treatment and symptoms of blepharitis on the eyelid. Ocudox is used for cleansing the lids, lashes, and periocular skin of debris and microorganisms, which can cause irritation, and ocular surface disease.

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

Although specific customer requirements can vary depending on applications, customers generally demand quality, innovation, affordability and clinically-supported efficacy. We have responded to these customer demands by introducing products that treat persistent and common dermatological afflictions, as well as promote healing and improve results for patients opting for cosmetic dermatology procedures. We are strategically focused on introducing innovative new products that are supported by human clinical data with applications that address specific dermatological procedures currently in demand. In addition, we look for markets where we can provide effective product line extensions and pricing to new product families.

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

Disinfectants

In-vitro and clinical studies of HOCl show it to have impressive antipruritic, antimicrobial, antiviral and anti-inflammatory properties. Recently, a product manufactured by us and sold to MicroSafe Group, Dubai, Nanocyn® Disinfectant & Sanitizer, received approval to be entered into the Australian Register of Therapeutic Goods, or ARTG, as well as in Canada, for use against the coronavirus SARS-CoV-2 (COVID-19). Claims that a disinfectant has a virucidal effect must be expressly permitted by the Australian Therapeutic Goods Administration before being used in consumer advertising or on the label in Australia. Furthermore, a joint study by the University of Hong Kong and Queen Mary Hospital using Dermodacyn® Disinfecting solution, a medical grade solution manufactured by us with our HOCl technology and sold by our partner MicroDerm Technologies Limited in Hong Kong, was just published in the Journal of Hospital Infection. (Journal of Hospital Infection 106 (2020) pages 226-231). The study showed that Dermodacyn® Disinfecting solution drastically reduced the viability of SARS-CoV-2 against other commonly used laboratory and domestic disinfectants.

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

We work with our international partners to create products they can market in their home country or mutually agreed territories. Some products we develop and manufacture are private label while others use branding we have already developed. We have created or co-developed a wide range of products for international markets using our core HOCl technology. These products include consumer targeted products such as wound care, baby wash, eye care and acne treatments. We also manufacture disinfectants for distribution in certain countries.

In Europe, we rely on agreements with country-specific distributors for the sale of advanced tissue care and wound care products into 27 countries, including Austria, Belgium, Croatia, Italy, the Netherlands, Germany, Greece, Hungary, the Czech Republic, Spain, Norway, Switzerland, Poland, Portugal, Slovenia, the Slovak Republic, Finland, Denmark, Montenegro and Serbia.

Through our partner Microsafe Group DMCC, Dubai, we sell hard surface disinfectant products into Europe, the Middle East and Australia. On September 17, 2020, we announced that we have received regulatory clearance to sell disinfectant products in Canada.

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

Mexico

On October 27, 2016, we sold certain parts of our Latin American business to Invekra S.A.P.I de C.V., an affiliate of Laboratorios Sanfer, for an aggregate purchase price of U.S. $22 million, with the ability of Invekra to set up its own manufacturing using some of our know-how and technology. The agreement obligated us to provide manufacturing for Invekra at reduced prices. Such agreement ended on October, 27, 2020. We anticipate that we will continue to manufacture for Invekra through December 2020. After that time, we expect Invekra to commence its own manufacturing although we may continue to provide manufacturing support at prices commensurate with the market. As we make this transition, we expect that our overall revenues from Invekra will decrease while our margins will increase.

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

Results of Continuing Operations

Comparison of the Three and Six Months Ended September 30, 2020 and 2019

Revenue

The following tables shows our consolidated revenue and revenue by geographic region for the three and six months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
(In thousands)	2020	2019	$ Change	% Change
United States	$1,984	$2,209	$(225)	(10)%
Latin America	2,024	948	1,076	114%
Europe and Rest of the World	1,761	1,570	191	12%
Total	$5,769	$4,727	$1,042	22%

	Six Months Ended September 30,
(In thousands)	2020	2019	$ Change	% Change
United States	$3,605	$4,696	$(1,091)	(23)%
Latin America	4,350	1,712	2,638	154%
Europe and Rest of the World	3,581	2,813	768	27%
Total	$11,536	$9,221	$2,315	25%

The decrease in United States revenues for the three and six months ended September 30, 2020 compared to the prior year of $225,000 and $1,091,000, respectively, was primarily the result of a decrease in dermatology revenue as the result of COVID-19 effects and due to restructuring of our sales team in response to COVID-19. Acute care products was down slightly in revenue from prior year. For the three months ended September 30, 2020, we saw a slight decline in U.S. animal care revenue versus prior year. For the six months ended September 30, 2020, animal care revenue increased slightly versus the prior year.

As a result of the asset purchase agreement and arrangement we entered into on October 27, 2016 with Invekra, we were obligated to supply Invekra with product at a reduced price through October 27, 2020. We have orders from Invekra through December 2020 and we expect those orders to decline after that as Invekra transitions to their own manufacturing. We anticipate that we will continue to manufacture for Invekra after December 2020 only in small amounts as overflow manufacturing. However, we will charge market prices for manufacturing after October 27, 2020. The increase in Latin America revenues for the three and six months ended September 30, 2020 compared to the prior year periods was the result of large products orders from Invekra at cost prior to the contract expiration. We expect that once Invekra starts manufacturing on their own that revenues in Latin America will drop significantly in future periods.

The increase in Europe and Rest of the World revenues for the three and six months ended September 30, 2020 compared to the prior year was the result of increases in Europe and the Middle East partially offset by decreases in Asia and New Zealand.

Cost of Revenue and Gross Profit

The cost of revenue and gross profit metrics are as follows:

	Three Months Ended September 30,
(In thousands, except for percentages)	2020	2019	Change	% Change
Cost of Revenue	$3,267	$2,552	$715	28%
Cost of Revenue as a % of Revenue	57%	54%	3%
Gross Profit	$2,502	$2,175	$327	15%
Gross Profit as a % of Revenue	43%	46%	(3)%

	Six Months Ended September 30,
(In thousands, except for percentages)	2020	2019	Change	% Change
Cost of Revenue	$6,779	$4,753	$2,026	42%
Cost of Revenue as a % of Revenue	59%	52%	7%
Gross Profit	$4,757	$4,468	$289	6%
Gross Profit as a % of Revenue	41%	48%	(7)%

For the three months ended September 30, 2020, gross margins decreased by 3% from 2019 as a result of the product mix sold. For the six months ended September 30, 2020, gross margins decreased by 7% as a result of a larger share of low-margin Invekra sales compared to our total sales. We expect profit margins to improve in the future as a result of Invekra starting their own manufacturing in December 2020 combined with higher prices on Invekra sales and due to the closure of our Petaluma facility and moving all manufacturing to our Mexican facility.

Research and Development Expense

The research and development metrics are as follows:

	Three Months Ended September 30,
(In thousands, except for percentages)	2020	2019	Change	% Change
Research and Development Expense	$(85)	$270	$(355)	(131)%
Research and Development Expense as a % of Revenue	(1)%	6%	(7)%

	Six Months Ended September 30,
(In thousands, except for percentages)	2020	2019	Change	% Change
Research and Development Expense	$391	$608	$(217)	(36)%
Research and Development Expense as a % of Revenue	3%	7%	(4)%

For the three and six months ended September 30, 2020, research and development expenses decreased as a result of the restructuring and closure of our research and development facility in Seattle, Washington to relocate it to our facility in Mexico. The credit balance of research and development expenses is due to true-up of expenses related to moving the Seattle facility.

Selling, General and Administrative Expense

The selling, general and administrative expense metrics are as follows:

	Three Months Ended September 30,
(In thousands, except for percentages)	2020	2019	Change	% Change
Selling, General and Administrative Expense	$2,418	$3,192	$(774)	(24)%
Selling, General and Administrative Expense as a % of Revenue	42%	68%	(26)%

	Six Months Ended September 30,
(In thousands, except for percentages)	2020	2019	Change	% Change
Selling, General and Administrative Expense	$4,862	$6,918	$(2,056)	(30)%
Selling, General and Administrative Expense as a % of Revenue	42%	75%	(33)%

The decline in Selling, General and Administrative expense for the three and six months ended September 30, 2020 was the result of restructuring and closing of our Petaluma facility and moving our corporate offices to Woodstock, Georgia.

Interest Expense

Interest expense for the three and six months ended September 30, 2020 was $4,000 and $6,000, respectively, compared to $2,000 and $12,000, respectively, for the three and six months ended September 30, 2019.

Interest Income

Interest income for the three and six months ended September 30, 2020 was $8,000 and $10,000, respectively, compared to $42,000 and $84,000, respectively, for the three and six months ended September 30, 2019. The decrease is primarily due to interest income reported related to a discount on deferred revenue from our agreement with Invekra.

Other (Expense) Income

Other (expense) income for the three and six months ended September 30, 2020 was $(77,000) and $(197,000) respectively, compared to $(41,000) and $(100,000), respectively, for the three and six months ended September 30, 2019. The increase in other expense relates primarily to fluctuations in foreign exchange.

Gain on Sale of Assets

Gain on the sale of assets for the three and six months ended September 30, 2020 was $55,000 and $132,000 respectively, compared to zero and $2,472,000, respectively, for the three and six months ended September 30, 2019. During the three months ended September 30, 2020, we sold fixed assets no longer needed after closing our Petaluma manufacturing facility and during the six months ended September 30, 2020, we also sold assets to Infinity along with our Micromed division. For the six months ended September 30, 2019 we reported income related to the sale of certain assets to Petagon in the amount of $2,472,000.

Net Income (Loss) from Continuing Operations

Net income (loss) from continuing operations for the three and six months ended September 30, 2020 was $151,000 and $(557,000), respectively, compared to net losses of $1,288,000 and $614,000, respectively, for the three and six months ended September 30, 2019.

Results of Discontinued Operations

Comparison of Three and Six Months Ended September 30, 2020 and 2019

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

The operations of the Micromed business included in discontinued operations is summarized as follows:

	Three Months Ended September 30,		Six Months Ended September 30
	2020	2019	2020	2019
Revenues	$2,000	$241,000	$214,000	$458,000
Cost of revenues	–	122,000	53,000	265,000
Selling general and administrative expenses	33,000	34,000	39,000	67,000
Income (loss) from discontinued operations before tax	(31,000)	85,000	122,000	126,000
Gain on disposal of discontinued operations before income taxes	–	–	795,000	–
Total income (loss) from discontinued operations, before tax	(31,000)	85,000	917,000	126,000
Income Tax benefit (expense)	–	–	–	–
Income (loss) from discontinued operations, net of tax	$(31,000)	$85,000	$917,000	$126,000

Gain on disposal of discontinued operations for the six months ended September 30, 2020, includes $795,000 of gain primarily from the value of the customer base of Micromed.

Liquidity and Capital Resources

We reported a net income of $120,000 and $360,000 for the three and six months ended September 30, 2020. We reported a net loss of $1,203,000 and $488,000 for the three and six months ended September 30, 2019. At September 30, 2020 and March 31, 2020, our accumulated deficit amounted to $171,886,000 and $172,246,000, respectively. As of September 30, 2020, we had cash and cash equivalents of $4,320,000 compared to $3,232,000 on September 30, 2019. Since our inception, substantially all of our operations have been financed through sales of equity securities. Other sources of financing that we have used to date include our revenues, as well as various loans and the sale of certain assets to Invekra, Petagon, Microsafe and Infinity Labs.

Since July 1, 2019, substantially all of our operations have been financed through the following transactions:

•	Proceeds of $2,353,000 received from the exercise of stock options and warrants;
•	Net proceeds of $1,376,000 received from the sale of common stock through a registered direct offering which closed on November 29, 2019;
•	Net proceeds of $2,472,000 received from the sale of assets to Petagon, Ltd. which closed on May 20, 2019;
•	Net proceeds of $1,100,000 from the sale of assets to Microsafe Group DMCC which closed on February 21, 2020;
•	Loan proceeds of $1,310,000 under the Paycheck Protection Program disbursed on May 1, 2020; and
•	Net proceeds of $610,000 from the sale of our Micromed Laboratories division which closed on June 24, 2020.

The following table presents a summary of our consolidated cash flows for operating, investing and financing activities for the six months ended September 30, 2020 and 2019 as well balances of cash and cash equivalents and working capital:

	Six Months Ended September 30,
(In thousands)	2020	2019
Net cash provided by (used in):
Operating activities	$(2,648)	$(160)
Investing activities	475	(69)
Financing activities	2,797	(241)
Effect of exchange rates on cash	5	13
Net change in cash and cash equivalents	629	(457)
Cash and cash equivalents, beginning of the period	$3,691	$3,689
Cash and cash equivalents, end of the period	$4,320	$3,232
Working capital (1), end of period	$11,698	$8,624

(1)	Defined as current assets minus current liabilities

Net cash used by operating activities during the six months ended September 30, 2020 was primarily due to an increase in inventories of $1,386,000, a decrease in accrued expenses of $860,000 and an increase in accounts receivables of $705,000 in the period. These uses were partially offset by net income of $360,000 and an increase in accounts payable of $706,000.

Net cash used by operating activities during the six months ended September 30, 2019 was primarily due to an increase in accounts receivable of $1,283,000 partially offset by an increase in accounts payable in the period.

Net cash provided by investing activities for the six months ended September 30, 2020 was primarily related to the proceeds from the sale of our Micromed division of $610,000 partially offset by the purchase of equipment.

Net cash used in investing activities for the six months ended September 30, 2019 was primarily related to the purchase of equipment.

Net cash provided by financing activities for the six months ended September 30, 2020 was primarily related to proceeds from the exercise of stock options and warrants of $1,919,000, and PPP loans of $1,310,000.

Net cash used in financing activities for the six months ended September 30, 2019 was primarily related principal payments on debt and capital leases.

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

Capital Expenditures

We currently forecast capital expenditures in order to execute on our business plan and maintain growth; however, the actual amount and timing of such capital expenditures will ultimately be determined by the volume of business.  We currently do not anticipate that a material amount will be purchased for the year ended March 31, 2021. If we purchase capital equipment we expect to pay cash for those expenditures or to finance them through equipment leases.

Material Trends and Uncertainties

We continue to monitor our U.S. dermatology business. We sell our U.S. dermatology products partially through a direct sales force that meets face to face with prescribers and other customers. During the extended lock-downs and shelter-in-place restrictions ranging from March 2020 through May 2020, our U.S. dermatology sales slowed substantially as doctors closed their offices for face to face meetings. In response to this challenge, we furloughed or laid off certain sales staff to conserve our cash and liquidity. U.S. dermatology revenues stayed at a reduced rate through September 2020 and because of the COVID-19 pandemic and he overall slowing of the economy. We don’t know how the pandemic will impact sales in the future. We continue to explore alternative ways of selling our U.S. dermatology products, including through third party distributors.

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

During the three months ended September 30, 2020 and 2019, revenue from sales to our Latin America partner Invekra amounted to approximately 35% and 20% of our revenues, respectively. For the six months ended September 30, 2020 and 2019, respectively these sales to Invekra amounted to approximately 37% and 17% of our revenues, respectively. Our agreement with Invekra obligated us to provide manufacturing for Invekra at reduced prices until October, 27, 2020. We anticipate that we will continue to manufacture for Invekra through December 2020. After that time, we expect Invekra to commence its own manufacturing although we may continue to provide manufacturing support at prices commensurate with the market. As we make this transition, we expect our overall revenues from Invekra will decrease while our margins will increase. However, we expect that our future overall revenues from Latin American sales will be substantially reduced.

Furthermore, our service revenues will decrease substantially due to the sale of our Micromed laboratories division and the completion of Invekra’s manufacturing facility.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2020. We concluded this because of the errors we found in the Form 10-Q filing from June 30, 2020 that were restated in our 10-Q/A that was filed on November 17, 2020. We have determined that there were inadequate spreadsheet controls, a lack of separation of duties with preparation and review of the reported numbers, and inadequate analysis of revenue reporting among other things.

Notwithstanding the material weaknesses, management believes the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. generally accepted accounting principles.

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

These improvements are targeted at strengthening the Company’s internal control over financial reporting and remediating the material weaknesses. We remain committed to an effective internal control environment and management believes that these actions and the improvements management expects to achieve as a result, will effectively remediate the material weaknesses. However, the material weaknesses in the Company’s internal control over financial reporting will not be considered remediated until the controls operate for a sufficient period of time and management has concluded, through testing that these controls operate effectively. As of the date of filing this Form 10-Q, management is in the process of testing and evaluating these additional controls to determine whether they are operating effectively.

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The material weaknesses discussed above were subsequently identified and will result in future mitigation activities.

PART II - OTH.ER INFORMATION

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

Our U.S. dermatology sales have been and continue to be affected by the COVID-19 pandemic and the resulting strain on the economy.

We sell our U.S. dermatology products partially through a direct sales force that meets face to face with prescribers and other customers. As states began to shut down in March 2020 through May 2020, our U.S. dermatology sales showed substantially as doctors closed their offices for face to face meetings. In response to this challenge, we furloughed or laid off certain sales staff to conserve our cash and liquidity. U.S. dermatology revenues stayed at a reduced rate through April and May 2020, increasing somewhat in June 2020 as states have reopened. However, U.S. dermatology sales through September 30, 2020, are still lower than compared to the same period in 2019. We don’t know how the pandemic will impact sales in we future. We believe this is due to the effect of the COVID-19 pandemic on the overall economy. If we do not increase our U.S. dermatology sales, our ability to generate revenue may be diminished. This could have a material adverse effect on our revenues, financial position, cash flows and results of operations,

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue any unregistered equity securities during the quarter ended September 30, 2020.

Item 3.	Default Upon Senior Securities

We did not default upon any senior securities during the quarter ended September 30, 2020.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

During the process of the review of the financial statements for the six months ended September 30, 2020 we determined that there were material errors with the financial statements for the three months ended June 30, 2020 and that they could no longer be relied upon by the users of the financial statements. As a result, on November 17, 2020 we filed an 8-K disclosing that fact and also filed a 10-Q/A on the same day restating the results for the three months ended June 30, 2020. The numbers for the six months ended September 30, 2020 contained in this filing have been adjusted and the errors have been corrected.

Item 6.	Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., effective January 30, 2006 (included as exhibit 3.1 of the Company’s Annual Report on Form 10-K filed June 20, 2007, and incorporated herein by reference).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., effective October 22, 2008 (included as exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 21, 2008, and incorporated herein by reference).
3.4	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective March 29, 2013 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 22, 2013, and incorporated herein by reference).
3.5	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective December 4, 2014 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 8, 2014, and incorporated herein by reference).
3.6	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective October 22, 2015 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 27, 2015, and incorporated herein by reference).
3.7	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective June 24, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 28, 2016, and incorporated herein by reference).
3.8	Certificate of Amendment of Restated Certificate of Incorporation of Sonoma Pharmaceuticals, Inc., as amended, effective December 6, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 7, 2016, and incorporated herein by reference).
3.9	Amended and Restated Bylaws, as amended, of Sonoma Pharmaceuticals, Inc., effective December 6, 2016 (included as exhibit 3.2 to the Company’s Current Report on Form 8-K filed December 7, 2016, and incorporated herein by reference).
3.10	Certificate of Designation of Preferences, Rights and Limitations of Series A 0% Convertible Preferred Stock, filed with the Delaware Secretary of State on April 24, 2012 (included as exhibit 4.2 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).
3.11	Certificate of Designation of Series B Preferred Stock, effective October 18, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 21, 2016, and incorporated herein by references).
3.12	Certificate of Amendment of Restated Certificate of Incorporation of Sonoma Pharmaceuticals, Inc., as amended, effective June 19, 2019 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 19, 2019, and incorporated herein by reference).
4.1	Specimen Common Stock Certificate (included as exhibit 4.1 to the Company’s Annual Report on Form 10-K filed June 28, 2017, and incorporated herein by reference).
4.2	Section 382 Rights Agreement, dated as of October 18, 2016, between Oculus Innovative Sciences, Inc. and Computershare Inc., which includes the Form of Certificate of Designation of Series B Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 21, 2016, and incorporated herein by reference).
4.3	Form of Placement Agent Warrant granted to Dawson James Securities, Inc. and The Benchmark Company, LLC in connection with the March 2, 2018 public offering, dated March 6, 2018 (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 6, 2018, and incorporated herein by reference).

4.4	Form of Placement Agent Warrant granted to Dawson James Securities, Inc. in connection with the November 2019 public offering (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 29, 2019, and incorporated herein by reference).
10.1	Form of Indemnification Agreement between Oculus Innovative Sciences, Inc. and its officers and directors (included as exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.2	Office Lease Agreement, dated October 26, 1999, between Oculus Innovative Sciences, Inc. and RNM Lakeville, L.P. (included as exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.3	Amendment No. 1 to Office Lease Agreement, dated September 15, 2000, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.4	Amendment No. 2 to Office Lease Agreement, dated July 29, 2005, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.5	Amendment No. 3 to Office Lease Agreement, dated August 23, 2006, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.6	Office Lease Agreement, dated May 18, 2006, between Oculus Technologies of Mexico, S.A. de C.V. and Antonio Sergio Arturo Fernandez Valenzuela (translated from Spanish) (included as exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.7	Office Lease Agreement, dated July 2003, between Oculus Innovative Sciences, B.V. and Artikona Holding B.V. (translated from Dutch) (included as exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.8	Form of Director Agreement (included as exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.9	Amended and Restated Oculus Innovative Sciences, Inc. 2006 Stock Incentive Plan and related form stock option plan agreements (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 2, 2007, and incorporated herein by reference).
10.10	Amendment No. 4 to Office Lease Agreement, dated September 13, 2007, by and between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as exhibit 10.43 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).
10.11	Amendment to Office Lease Agreement, effective February 15, 2008, by and between Oculus Innovative Sciences Netherlands B.V. and Artikona Holding B.V. (translated from Dutch) (included as exhibit 10.44 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).
10.12	Amendment No. 5 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and RNM Lakeville, LLC, dated May 18, 2009 (included as exhibit 10.54 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).
10.13	Amendment No. 6 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and RNM Lakeville, L.P., dated April 26, 2011 (included as exhibit 10.52 to the Company’s Annual Report on Form 10-K filed June 3, 2011, and incorporated herein by reference).
10.14	Oculus Innovative Sciences, Inc. 2011 Stock Incentive Plan (included as exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2011, and incorporated herein by reference).
10.15	Amendment No. 7 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and 1125-1137 North McDowell, LLC, dated October 10, 2012 (included as exhibit 10.58 to the Company’s Quarterly Report on Form 10-Q filed November 8, 2012, and incorporated herein by reference).
10.16†	Exclusive Sales and Distribution Agreement, dated November 6, 2015, by and between Oculus Innovative Sciences, Inc. and Manna Pro Products, LLC (included as exhibit 10.1 to the Company’s 8-K filed March 23, 2016 and incorporated herein by reference).
10.17†	Asset Purchase Agreement dated October 27, 2016, between Oculus Innovative Sciences, Inc. and Invekra, S.A.P.I de C.V. (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 31, 2016, and incorporated herein by reference).
10.18†	Amendment Agreement to Acquisition Option dated October 27, 2016, by and between More Pharma Corporation S. de R.L. de C.V. and Oculus Technologies of Mexico, S.A. de C.V. (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 31, 2016, and incorporated herein by reference).

10.19	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Bruce Thornton, dated November 30, 2016 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 1, 2016, and incorporated herein by reference).
10.20†	Distribution Agreement by and between Sonoma Pharmaceuticals, Inc. and G. Pohl-Boskamp GmbH & Co. KG, dated April 13, 2016 (included as Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on June 28, 2017, and incorporated herein by reference).
10.21	Amendment No. 8 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and SSCOP Properties LLC, dated June 23, 2016 (included as Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on June 28, 2017, and incorporated herein by reference).
10.22	2016 Equity Incentive Plan (included as exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2016, and incorporated herein by reference).
10.23	Placement Agency Agreement entered into by and between Sonoma Pharmaceuticals, Inc. and Dawson James Securities, Inc. as representative of the placement agents, dated March 2, 2018 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 6, 2018, and incorporated herein by reference).
10.24	Securities Purchase Agreement entered into by and between Sonoma Pharmaceuticals, Inc. and Montreux Equity Partners V, L.P., dated March 1, 2018 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 6, 2018, and incorporated herein by reference).
10.25†	Exclusive License and Distribution Agreement entered into by and between Sonoma Pharmaceuticals, Inc. and EMS.S.A., dated June 4, 2018 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 5, 2018, and incorporated herein by reference).
10.26	Placement Agency Agreement entered into by and between Sonoma Pharmaceuticals, Inc. and Dawson James Securities, Inc., dated November 16, 2018 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 21, 2018, and incorporated herein by reference).
10.27	Warrant Agency Agreement entered into by and among Sonoma Pharmaceuticals, Inc., Computershare, Inc. and Computershare Trust Company, N.A., dated November 21, 2018 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 21, 2018, and incorporated herein by reference).
10.28⸸+	Asset Purchase Agreement dated May 14, 2019, between Sonoma Pharmaceuticals, Inc. and Petagon, Ltd. (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 22, 2019, and incorporated herein by reference).
10.29	Placement Agency Agreement entered into by and between Sonoma Pharmaceuticals, Inc. and Dawson James Securities, Inc., as representative, dated November 26, 2019 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 29, 2019, and incorporated herein by reference).
10.30	Employment Agreement between Sonoma Pharmaceuticals, Inc. and Amy Trombly, effective December 26, 2019 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 31, 2019, and incorporated herein by reference).
10.31⸸+	Asset Purchase Agreement dated February 21, 2020, between Sonoma Pharmaceuticals, Inc. and Microsafe Group, DMCC (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 27, 2020, and incorporated herein by reference.)
10.32	Consulting Agreement between the Company and TechCXO, LLC effective April 14, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 20, 2020, and incorporated herein by reference.)
10.33	Mutual Separation and Release Agreement between the Company and John Dal Poggetto, dated April 14, 2020 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 20, 2020, and incorporated herein by reference.)
10.34⸸+	License, Distribution and Supply Agreement by and between Sonoma Pharmaceuticals, Inc. and Brill International, S.L. dated May 19, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 26, 2020, and incorporated herein by reference.)
10.35	Separation and Release Agreement between the Company and Dr. Robert Northey, dated May 29, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 4, 2020, and incorporated herein by reference.)
10.36	Consulting Agreement between the Company and Dr. Robert Northey, dated May 30, 2020. (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 4, 2020, and incorporated herein by reference.)
10.37⸸+	Asset Purchase Agreement between the Company and Infinity Labs SD, Inc., dated June 24, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 30, 2020, and incorporated herein by reference.)

10.38+	Amendment No. 9 to Office Lease Agreement between the Company and SSCOP Properties LLC, dated June 20, 2020 (included as exhibit 10.40 to the Company’s Annual Report on Form 10-K filed on July 10, 2020, and incorporated herein by reference).
10.39+	Woodstock Lease Agreement between the Company and Fowler Crossing Partners, LP, dated October 1, 2018 (included as exhibit 10.41 to the Company’s Annual Report on Form 10-K filed on July 10, 2020, and incorporated herein by reference).
10.40⸸	Licensing Agreement between Sonoma Pharmaceuticals, Inc. and Microsafe Group, effective July 27, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 6, 2020, and incorporated herein by reference).
10.41	Offer letter J. Dvonch dated August 10, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 11, 2020, and incorporated herein by reference).
10.42	Amendment No. 1 to the Consulting Agreement between the Company and TechCXO, LLC dated September 10, 2020 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 11, 2020, and incorporated herein by reference).
14.1	Code of Business Conduct (included as Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on January 23, 2017, and incorporated herein by reference).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
†	Confidential treatment has been granted with respect to certain portions of this agreement.
⸸	Certain portions of the exhibit have been omitted to preserve the confidentiality of such information. The Company will furnish copies of any such information to the SEC upon request.
+	The schedules to the exhibit have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any such schedules to the SEC upon request.

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

Date: November 20, 2020	By:	/s/ Amy Trombly
Amy Trombly President and Chief Executive Officer, (Principal Executive Officer)

Date: November 20, 2020		/s/ Jerome Dvonch
Jerome Dvonch
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

