Form 10-K
period 2021-03-31
Sonoma Pharmaceuticals, Inc.
filed 2021-07-14
CIK 1367083

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For transition period from _________________ to _________________

Commission File Number: 001-33216

SONOMA PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	68-0423298
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on September 30, 2020, was $16,928,953 based on a total of 2,022,575 non-affiliate shares of the registrant’s common stock held by non-affiliates on September 30, 2020, at the closing price of $8.37 per share, as reported on the Nasdaq Capital Market.

There were 2,091,242 shares of the registrant’s common stock issued and outstanding on July 12, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12, 13 and 14 of Part III will incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2021 annual meeting of stockholders.

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

In June 2020, we relocated our principal executive offices from 1129 N. McDowell Blvd., Petaluma, California, 94954 to 645 Molly Lane, Suite 150, Woodstock, Georgia, 30189. We have two active wholly-owned subsidiaries: Oculus Technologies of Mexico, S.A. de C.V., and Sonoma Pharmaceuticals Netherlands, B.V. Our fiscal year end is March 31. Our corporate telephone number is (800) 759-9305. Our websites are www.sonomapharma.com and www.sonomapharma.eu. The websites and any information contained therein or connected thereto is not intended to be incorporated into this report.

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

Business Update

We have spent the last eighteen months restructuring the Company to focus on profitable revenues while cutting overhead. In March 2021, we completed our restructuring by partnering with EMC Pharma, LLC for the exclusive sale of our prescription dermatology and prescription eye care products in the U.S. We had never shown a profit with our U.S. dermatology sales, and by partnering with EMC for the sales effort, we can continue to manufacture and sell our high-quality effective prescription products while eliminating the sales force and other related expenses. Sales of our U.S. prescription products declined during 2020 into 2021 during the COVID-19 pandemic largely as a result of shelter-in-place orders and mandated closures. While the partnership with EMC will lower our dermatology revenues because we will sell our products at a reduced transfer price rather than retail price, the remaining revenues are expected to be profitable due to the elimination of overhead expenses related to that product line.

Our partnership with EMC also furthers our strategy to partner with sales and distribution organizations to market and sell our products. We have employed this strategy since the inception of Sonoma and built our international business primarily out of regional partnerships. We are continuously seeking distribution partners for our existing products as well as products under development.

During the most recent fiscal year, we continued to reduce our overhead expenses, and we continue to get closer to reaching our goal of sustainable profitability. In June 2020, we relocated our California manufacturing to our existing facility in Mexico. This lowered both our overhead and our manufacturing costs and made us more competitive than we have been in the past when we manufactured certain products in California.

We continue to forge new partnerships and expand existing ones to increase our reach both in products and regions we sell into. Some recent examples are:

•	In September 2020, along with our partner Te Arai Biofarma Ltd., we launched two new products in New Zealand, Nasocyn® Nasal Care and Oracyn® Oral Care.
•	In December 2020, we partnered with Gabriel Science, LLC to sell our HOCl product, Endocyn®, into dental markets in the U.S.
•	In January 2021, we received clearances in Thailand and began selling Dermodacyn® disinfectant in Hong Kong and Thailand through our partner VetSynova Co. Ltd.
•	In May 2021, we first shipped wound care products to Egypt via our partner in the Middle East, Microsafe Care.

We continue to invest in research and development, both in the U.S. and internationally, for our core performance-stabilized hypochlorous acid, or HOCl, technology. We have an active pipeline of products and are engaged in on-going studies either independently or with partners to increase applications of our technology. Additionally, we continue to seek new regulatory clearances to expand potential markets we can sell our products into. For example, we secured the EU Article 95 biocidal registration in February, 2021. As a follow-up, in March, 2021 we were granted the PT2 disinfectant approval for Germany, France and Portugal. In addition, we have been granted PT3 approval for veterinary hygiene for our MicrocynAH product in Germany, France and Portugal.

Like most companies, we have had to adjust our business to the challenges brought on by the COVID-19 pandemic. Our products have been used to kill pathogens for two decades. Because of this, the pandemic brought us some business opportunities. In 2020, the pandemic increased sales of our disinfectants in international markets. We, along with our partners MicroSafe Group, DMCC, Dubai and MicroSafe Care Australia, in May 2020 received approval for the patented and trademarked Nanocyn® Disinfectant & Sanitizer, which is manufactured in our Mexico facility using our patented HOCl technology, to be entered into the Australian Register of Therapeutic Goods for use against SARS-CoV-2, or COVID-19, and subsequently, in September 2020, in Canada on an interim basis. Additionally, our partner Brill International S.L. Spain spearheaded a study by the University of Barcelona evaluating HOCl’s virucidal activity in Vero E6 cells against SARS-CoV-2. See HOCl study evaluating virucidal activity in Vero E6 cells against SARS-CoV-2, University of Barcelona, November 27, 2020.

The pandemic also interrupted sales of certain other of our products as a result of shelter in place orders, regional orders reducing economic activity and interruptions in supply chains. As the pandemic recedes in some parts of the world, we have seen sales of our other lines resume normal volumes and patterns.

As we move into our new fiscal year, our path forward will consist of looking for U.S. and international distribution partners, developing new products to bring to market and expanding further into U.S. over the counter markets.

Business Channels

Our core market differentiation is based on being the leading developer and producer of stabilized hypochlorous acid, or HOCl, solutions. Unlike many of our competitors, we have been in business for over 20 years and in that time, we have developed significant scientific knowledge of how best to develop and manufacture HOCl products backed by decades of studies and data collection. HOCl is known to be among the safest and most-effective ways to relieve itch, inflammation and burns while stimulating natural healing through increased oxygenation and eliminating persistent microorganisms and biofilms.

We sell our products into many markets both in the U.S. and internationally. In international markets, we ship products to 54 countries. Our core strategy is to work with partners both in the United States and around the world to market and distribute our products. In some cases, we market and sell our own products.

Dermatology

Sonoma Dermatology has developed unique, differentiated, prescription-strength and safe dermatologic products that support paths to healing among various key dermatologic conditions. Our products are primarily targeted at the treatment of acne, the management of scars and atopic dermatitis. We are strategically focused on introducing innovative new products that are supported by human clinical data with applications that address specific dermatological procedures currently in demand. In addition, we look for markets where we can provide effective product line extensions and pricing to new product families.

In the United States, we partnered with EMC Pharma, LLC to sell our prescription products for an initial term of five years, subject to meeting minimum purchase and other requirements. Pursuant to our agreement with EMC Pharma, we manufacture products for EMC Pharma and EMC Pharma markets, sells and distributes them to patients and customers.

We sell dermatology products in Europe, Asia, and Brazil through a distributor network. In these international markets, we have a network of partners, ranging from country specific distributors to large pharmaceutical companies to full-service sales and marketing companies. We work with our international partners to create products they can market in their home country. Some products we develop and manufacture are private label while others use branding we have already developed. We have created or co-developed a wide range of products for international markets using our core HOCl technology.

First Aid and Wound Care

In the United States, we sell our wound care products directly to hospitals, physicians, nurses, and other healthcare practitioners. In March 2021, we granted EMC Pharma the non-exclusive right to sell wound care products to certain governmental entities.

To respond to market demand for our HOCl technology-based products, we launched our first direct to consumer over the counter product in the United States in February 2021. Microcyn® OTC Wound and Skin Cleanser is formulated for home use without prescription to help manage and cleanse wounds, minor cuts, and burns, including sunburns and other skin irritations. Microcyn® OTC Wound and Skin Cleanser is available without prescription through Sonoma’s online store. It is also available as a prescription product through physicians.

In Europe, we rely on agreements with country-specific distributors for the sale of our wound care products under a variety of brand names into 27 countries, including Austria, Belgium, Croatia, Italy, the Netherlands, Germany, Greece, Hungary, the Czech Republic, Spain, Norway, Switzerland, Poland, Portugal, Slovenia, the Slovak Republic, Finland, Denmark, Montenegro and Serbia.

In March 2021, we received approval to market and use our HOCl products as biocides under Article 95 of the European Biocidal Products Regulation in France, Germany and Portugal. The approval applies to our products MucoClyns™ for human hygiene to be marketed and commercialized by us, MicrocynAH® for animal heath marketed and commercialized through our partner, Petagon Limited, and Microsafe for disinfectant use to be marketed and commercialized through our partner, MicroSafe Group Dubai.

Our HOCL-based wound care products are intended for the treatment of acute and chronic wounds as well as first-and second-degree burns. Their primary mode of action involves the mechanical removal of cellular debris, senescent cells, necrotic tissue, and foreign material from the skin and wound surface using a moistened dressing along with irrigation. Removal of these materials through these actions is known to decrease infection rates and improve wound healing. The secondary mode of action is a function of the antimicrobial properties of HOCl and its salt, hypochlorite. These ancillary medicinal substances which are present in very low, non-toxic amounts, assist in the removal of microorganisms. Since HOCl is an important constituent of our innate immune system and is formed and released by the macrophages during phagocytosis, it is advantageous to other wound-irrigation and antiseptic solutions as highly organized cell structures such as human tissue can tolerate the action of our wound care solution while single-celled microorganisms cannot. Due to its unique chemistry, our wound treatment solution is much more stable than similar products on the market and therefore maintains much higher levels of hypochlorous acid over its shelf life.

Oral, Nasal and Eye Care

Our product Acuicyn™ is an antimicrobial prescription solution for the treatment of blepharitis and the daily hygiene of eyelids and lashes and helps manage red, itchy, crusty and inflamed eyes. It is strong enough to kill the bacteria that causes discomfort, fast enough to provide near instant relief, and gentle enough to use as often as needed. In the United States, our partner EMC Pharma is selling our prescription-based eye care product through its distribution network.

On May 19, 2020, we entered into a new license and distribution agreement with our existing partner, Brill International S.L. for our Microdacyn60® Eye Care HOCl-based product. Under the new license and distribution agreement, Brill has the right to market and distribute our eye care product under the private label Ocudox™ in Italy, Germany, Spain, Portugal, France, and the United Kingdom for a period of 10 years, subject to meeting annual minimum sales quantities. In return, Brill will pay us a one-time fee, and the agreed upon supply prices. Previously, under the old license and distribution agreement dated August 1, 2018, Brill marketed our eye care product only in Spain and Portugal. In parts of Asia, Dyamed Biotech markets our eye product under the private label Ocucyn.

In the United States, on December 14, 2020, we partnered with Gabriel Science, LLC to market our HOCl-based products in the dental, head and neck markets and launched Endocyn®, a biocompatible root canal irrigant. Internationally, our product Microdacyn60® Oral Care treats mouth and throat infections and thrush. Microdacyn60 solution assists in reducing inflammation, pain, soothing cough relief and does not contain any harmful chemicals. It does not stain teeth, is non-irritating, non-sensitizing, has no contraindications and is ready for use with no mixing or dilution. In New Zealand and Australia, our partner Te Arai BioFarma Ltd. markets our oral product under their label Oracyn® Oral Care.

Our international nasal care product Sinudox™ based on our HOCl technology is a solution intended for nasal irrigation. Sinudox Hypotonic Nasal Hygiene clears and cleans a blocked nose, stuffy nose and sinuses by ancillary ingredients that may have a local antimicrobial effect. Sinudox is sold through Amazon in Europe. In New Zealand and Australia, our partner Te Arai markets our nasal product under their label Nasocyn® Nasal Care.

Animal Health Care

MicrocynAH® is a HOCl-based topical product that cleans, debrides and treats a wide spectrum of animal wounds and infections. It is intended for the safe and rapid treatment of a variety of animal afflictions including cuts, burns, lacerations, rashes, hot spots, rain rot, post-surgical sites, pink eye symptoms and wounds to the outer ear of any animal.

For our animal health products sold in the U.S. and Canada, we partnered with Manna Pro Products, LLC to bring relief to pets and peace of mind to their owners. Manna Pro distributes non-prescription products to national pet-store retail chains, farm animal specialty stores, in the United States and Canada, such as Chewy.com, PetSmart and Tractor Supply. Most recently, we expanded our animal health product offerings by adding a MicrocynAH line for felines at PetSmart.

For the Asian and European markets, on May 20, 2019, we partnered with Petagon, Limited, an international importer and distributor of quality pet food and products for an initial term of five years. We supply Petagon with all MicrocynAH products sold by Petagon. On August 3, 2020, Petagon received a license from the People’s Republic of China for the import of veterinary drug products manufactured by us. This is the highest classification Petagon and Sonoma can receive for animal health products in China.

Surface Disinfectants

In-vitro and clinical studies of HOCl show it to have impressive antipruritic, antimicrobial, antiviral and anti-inflammatory properties. HOCl has been formulated as a disinfectant and sanitizer solution for our partner MicroSafe Group, Dubai, and is sold in numerous countries. It is designed to be used to spray in aerosol format, to areas and environments which are suspected to serve as a breeding ground for the spread of infectious disease, likely to result in epidemics or pandemics. The medical-grade surface disinfectant solution is used in hospitals worldwide to keep doctors and patients protected and safe. In May 2020, Nanocyn® Disinfectant & Sanitizer, received approval to be entered into the Australian Register of Therapeutic Goods, or ARTG, as well as in Canada, for use against the coronavirus SARS-CoV-2, or COVID-19. Nanocyn has also met the stringent environmental health and social/ethical criteria of Good Environmental Choice Australia, or GECA, becoming one of the very few eco-certified, all-natural disinfectant solutions in Australia.

Through our partner Microsafe Group DMCC, Dubai, we sell hard surface disinfectant products into Europe, the Middle East and Australia. On July 31, 2020, we partnered with MicroSafe Group to seek regulatory approval in the United States to sell hard surface disinfectants in the United States. To date, we have not received such regulatory approval.

Employees

As of July 14, 2021, we employed a total of 13 full-time employees in the United States, and one full-time and one part-time employee in the Netherlands. Additionally, we had 185 employees in Mexico, all of which were contracted through an employment agency. We are not a party to any collective bargaining agreements. We believe relations with employees are very good.

Products

Below are some of our key products that we either sell through our own efforts or through partnership agreements.

Dermatology

In the United States our prescription product offerings are Epicyn™ Antimicrobial Facial Cleanser, Levicyn™ Antimicrobial Dermal Spray, Levicyn™ Antipruritic Gel, Levicyn™ Antipruritic Spray Gel, Celacyn™ Scar Management Gel and Sebuderm™ Topical Gel. We also have our office dispense products Lasercyn™ Dermal Spray, Lasercyn™ Post Procedure Gel and Regenacyn™ Advanced Scar Management.

Internationally, we offer GramaDerm™ Hydrogel and Solution Combo Pack to assist in the treatment of topical mild to moderate acne, Epicyn™ Scar Management Hydrogel and Pediacyn™ Atopic Dermatitis Hydrogel.

Celacyn® Scar Management Gel

Celacyn® offers scar management by protecting and moisturizing wound and scar sites to promote lighter, flatter, less prominent scarring.

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

Levicyn™ Antipruritic Dermal Spray, Antipruritic Spray Gel, and Antipruritic Gel

Levicyn™ offers fast itch relief. Levicyn™ is a HOCl-based topical prescription product indicated to manage and relieve the burning, itching and pain experienced with various types of dermatoses.

Lasercyn™

Lasercyn™ Post Procedure Gel is intended for the management of post non ablative laser therapy procedures, post microdermabrasion therapy and following superficial chemical peels. Lasercyn™ Procedure Gel may also be used to relieve itch and pain from minor skin irritations, lacerations, abrasions and minor burns.

Wound Care

In the United States we offer Microcyn® wound and skin care both as an over the counter, or OTC, and prescription product.

Microcyn® Wound Care Management

Microcyn® offers enhanced healing properties.

Microcyn® is a HOCl-based topical line of products designed to stimulate expedited healing by targeting a wide range of pathogens including viruses, fungi, spores and bacteria, including antibiotic-resistant strains that slow the natural healing of wounds.

Eye, Nasal and Oral Care

Acuicyn™ Eyelid and Eyelash Hygiene

Acuicyn™ offers safe and effective eyelid and eyelash hygiene. Acuicyn™ is a HOCl-based topical prescription product indicated to relieve itch and inflammation while helping to keep areas around the eye clean.

Ocudox™ is substantially the same eye care product marketed by Brill in Europe.

Microdacyn60® Oral Care

Microdacyn60 Oral Care with patented technology supports the treatment of mouth and throat infections and the debridement and moistening of mouth lesions and thrush.

This adjuvant solution assists in reducing inflammation, pain, soothing cough relief and does not contain any harmful chemicals. It does not stain teeth, is non-irritating, non-sensitizing, has no contraindications and is ready for use with no mixing or dilution.

Animal Health Care

In the United States and internationally, our HOCl-based MicrocynAH® line offers topical solutions designed to relieve the common symptoms of hot spots, scratches, skin rashes post-surgical sites and irritated animal skin and promote expedited healing for all animals.

Surface Disinfectants

Through our partner Microsafe DMCC, Dubai, we sell Microsafe®. Microsafe is indicated to sterilize hard surfaces by spraying directly onto the surface, for medical devices by submerging the device in MicroSafe, and also for fumigation into the air.

When fumigated, MicroSafe® has demonstrated the ability to kill a wide range of airborne pathogens and significantly reduce the spread of infectious disease.

Research and Development

Research and development expense consists primarily of expenses for clinical studies, personnel, regulatory services and supplies. For the years ended March 31, 2021 and 2020, research and development expense amounted to $555,000 and $1,339,000, respectively. A small percentage of these expenses were borne by our customers.

Manufacturing and Packaging

Through June 23, 2020, we manufactured products at facilities in Petaluma, California and Zapopan, Mexico. On June 24, 2020, we transitioned all of our manufacturing to Zapopan, Mexico and closed our Petaluma facility. We have developed a manufacturing process and conduct quality assurance testing on each production batch in accordance with current U.S., Mexican and international Current Good Manufacturing Practices. Both facilities are required to meet and maintain regulatory standards applicable to the manufacture of pharmaceutical and medical device products. Our Mexican facilities are certified and comply with U.S. Current Good Manufacturing Practices, Quality Systems Regulations for medical devices, and International Organization for Standardization, or ISO, guidelines. Our Mexican facility has been approved by the Ministry of Health and is also ISO 13485 certified.

Our machines are tested regularly, which is part of a validation protocol mandated by U.S., Mexican and international Current Good Manufacturing Practices, Quality Systems Regulation, and ISO requirements. This validation is designed to ensure that the final product is consistently manufactured in accordance with product specifications at all manufacturing sites. Certain materials and components used in manufacturing are proprietary to Sonoma. All other raw materials and supplies utilized in the manufacturing process of our products are available from various third-party suppliers in quantities adequate to meet our needs.

We believe we own a sufficient factory space and equipment to produce an adequate amount of product to meet anticipated future requirements for at least the next two years. With expansion into new geographic markets, we may establish additional manufacturing facilities to better serve those new markets.

U.S. Regulatory Approvals and Clearances

To date, we have obtained 21 U.S. Food and Drug Administration, or FDA, clearances permitting the sale of products as medical devices for Section 510(k) of the Federal Food, Drug and Cosmetic Act in the United States.

Outside the United States, we sell products for dermatological and advanced tissue care with a European Conformity marking, Conformité Européenne, or CE. On April 9, 2020, we received an updated EC certificate covering 39 products in 54 countries with various approvals in Brazil, China, Southeast Asia, South Korea, India, Australia, New Zealand, and the Middle East.

The following table summarizes our current material regulatory approvals and clearances by brand.

Brand	Approval Type	Summary Indication

HOCl-based Products:

Lasercyn™ Gel, Levicyn™ Gel	U.S. 510(k) EU CE Mark	Prescription and OTC product, intended for use to relieve itch and pain from minor skin irritations, lacerations, abrasions and minor burns, such as sunburn. As a prescription product it is also intended for sores, injuries, ulcers of dermal tissue and exuding wounds.

Sebuderm™	U.S. 510(k) EU CE Mark	Prescription-only product, manages and relieves the burning, itching, erythema, scaling, and pain experienced with seborrhea and seborrheic dermatitis. It also helps to relieve dry, waxy skin by maintaining a moist wound and skin environment, which is beneficial to the healing process.

Celacyn® Scar Management Gel,	U.S. 510(k)	Prescription and OTC product, for the management of old and new hypertrophic and keloid scarring resulting from burns, general surgical procedures and trauma wounds.

Levicyn™ SG	U.S. 510(k) EU CE Mark	Prescription and OTC product, for the management and relief of burning and itching associated with many common types of skin irritation, lacerations, abrasions and minor burns. As a prescription product it also relieves burning and itching and pain associated with various types of dermatoses, including radiation dermatitis and atopic dermatitis.

Epicyn™ Antimicrobial Facial Cleanser	U.S. 510(k) EU CE Mark	Prescription and OTC product, management of skin abrasions, lacerations, minor irritations, cuts and intact skin. As a prescription product it is intended for the cleansing, irrigation, moistening, debridement and removal of foreign material and debris from exudating wounds, first- and second-degree burns and other skin irritations.

Lasercyn™ Gel	U.S. 510(k)	Prescription and OTC product, intended for the management of minor skin irritations following post non ablative laser therapy procedures, post microdermabrasion therapy and following superficial chemical peels, and to relieve itch and pain from minor skin irritations, lacerations, abrasions and minor burns.

Levicyn™ Dermal Spray, Lasercyn™ Dermal Spray	U.S. 510(k)	Prescription and OTC product, for the management of skin abrasions, lacerations, minor irritations, cuts and intact skin. As a prescription product it is intended for the cleansing, irrigation, moistening, debridement and removal of foreign material including microorganisms and debris from exudating wounds, acute and chronic dermal lesions, burns, and other skin irritations.

Acuicyn Antimicrobial Eyelid & Eyelash Hygiene	U.S. 510(k)

Prescription product, Under the supervision of a healthcare professional, Acuicyn Antimicrobial Eyelid & Eyelash Hygiene is intended for the cleansing, irrigation, moistening, debridement and removal of foreign material and debris from exudating wounds, acute and chronic dermal lesions including stage I-IV pressure ulcers, stasis ulcers, diabetic ulcers, post-surgical wounds, first- and second-degree burns, abrasions, minor irritations of the skin, diabetic foot ulcers, ingrown toe nails, grafted/donor sites and exit sites. It is also intended for use to moisten and lubricate wound dressings and for use with devices intended to irrigate wounds.

OTC product, Acuicyn Antimicrobial Eyelid & Eyelash Hygiene is intended for OTC use in the management of skin abrasions, lacerations, minor irritations, cuts, and intact skin.

Endocyn Root Canal Irrigation Solution	U.S.510(k)

Endocyn Root Canal Irrigation Solution is intended to irrigate, cleanse, and debride root canal systems including the removal of foreign material and debris during root canal therapy. It is also intended to provide for lubrication and irrigation during root canal instrumentation.

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

Significant Customers

We rely on certain key customers for a significant portion of revenues. In the U.S., our key customers are EMC Pharma, LLC with which we partnered in March 2021 to sell our prescription dermatology and eye care products and MannaPro, our partner for our animal health care products. Our wound care products are purchased by hospitals, physicians, nurses, and other healthcare practitioners directly from us. At March 31, 2021, no customer represented more than 10% of the net accounts receivable balance. For the year ended March 31, 2021, one customer represented 32%, and one customer represented 15% of net revenues.

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

As of June 30, 2021, we own a total of 61 issued patents, consisting of 16 issued U.S. patents and 45 issued foreign patents. All patent applications as well as issued patents are directed at our HOCl technology. The issued U.S. and foreign patents expire in 2022-2029.

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

Competition

We compete globally across five main channels: dermatology, eye, nasal and oral care, wound and acute care, animal health and surface disinfectants with our HOCl technology.

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

Wound and Acute Care Markets

Similar to our dermatology products, our HOCl-based wound and acute care solutions provide improved efficacy at lower costs than traditional acute care products. Our HOCl-based solutions compete with topical anti-infectives and antibiotics, as well as some advanced wound technologies, such as skin substitutes, growth factors and delayed release silver-based dressings. Our opportunity in this space relative to antibiotics is based on the insight that competing antibiotic solutions may have resistance-building properties.

Factors Affecting Competitive Position

While some other companies are able to produce small molecule, HOCl-based formulations, based on our research, their products may become unstable after a relatively short period of time or have large ranges of effectiveness. We believe our HOCl-based solutions are among the most stable therapeutics available.

Some of our competitors in the dermatology, wound care, eye, nasal and oral care, animal health care and surface disinfectant markets enjoy several competitive advantages. These include:

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

ITEM 1A. Risk Factors

Risks Related to Our Business

We have a history of losses, we expect to continue to incur losses and we may never achieve profitability and our March 31, 2021 audited consolidated financial statements included disclosure that casts substantial doubt regarding our ability to continue as a going concern.

We reported a loss from continuing operations of $4,615,000 and $3,573,000 for the years ended March 31, 2021 and 2020, respectively. At March 31, 2021 and 2020, our accumulated deficit amounted to $179,277,000 and $175,327,000, respectively. We had working capital of $8,905,000 and $7,554,000 as of March 31, 2021 and 2020, respectively. During the years ended March 31, 2021 and 2020, net cash used in operating activities amounted to $3,378,000 and $4,591,000, respectively. As of March 31, 2021, we had cash and cash equivalents of $4,220,000. We spent the most recent two fiscal years working to reduce our losses and have made significant progress. However, we expect to continue incurring losses for the foreseeable future. We may never achieve or sustain profitability. We must raise additional capital to pursue our product development initiatives, penetrate markets for the sale of our products and continue as a going concern. We cannot provide any assurance that we will raise additional capital. We believe that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. These measures could cause significant delays in our efforts to further commercialize our products, which are critical to the realization of our business plan and to our future operations. These matters raise substantial doubt about our ability to continue as a going concern or become profitable.

We derived a significant amount of revenue from our contract with Invekra during the fiscal years ended March 31, 2021 and 2020, and our revenues from Invekra will decline following the end of our contract on October 27,2020.

Our revenues from our Latin American business that we sold to Invekra on October 27, 2016, were $5,876,000 and $3,581,000 for the years ended March 31, 2021 and 2020, respectively. Most of the revenues from fiscal year 2021 were from orders prior to the ending of our agreement with Invekra on October, 27, 2020. Our contract with Invekra required us to supply product at close to our cost. Since the end of the Invekra agreement, revenues related to this business declined. We may continue to manufacture for Invekra at prices commensurate with the market. We expect that our overall revenues from Invekra will decrease while our margins, if any, will increase. If we are unable to increase our sales to replace the outgoing Invekra revenues, our results of operations and financial condition may be adversely affected.

We depend on third party distributors and intend to continue to license or collaborate with third parties in various potential markets, and events involving these strategic partners or any future collaboration could delay or prevent us from developing or commercializing products.

Our business strategy and our short- and long-term operating results depend in part on our ability to execute on existing strategic collaborations and to license or partner with new strategic partners. We believe collaborations allow us to leverage our resources and technologies and to access markets that are compatible with our own core areas of expertise while avoiding the cost of establishing or maintaining a direct sales force in each market. We may incur significant costs in the use of third parties to identify and assist in establishing relationships with potential collaborators. We currently use distributors for most of our products.

We have limited control over the amount and timing of resources that our current partners or any future collaborators devote to our collaborations or potential products. These partners may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our partners may not develop or commercialize products that arise out of our collaborative arrangements or devote sufficient resources to the development, manufacture, marketing or sale of these products.

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

Mexican tax law prevents us from deducting intercompany interest expense incurred by our Mexico subsidiary Oculus Technologies of Mexico, S.A. de C.V and requires withholding tax on payments remitted to the US. At the same time, we are unable to recognize tax benefits for foreign tax credits for U.S. tax purposes.

Since 2004, we loaned substantial amounts to our Mexico subsidiary Oculus Technologies of Mexico, S.A. de C.V. at various interest rates to fund their operations. As of March 31, 2021, our Mexico subsidiary owes approximately $11.0 million in principal, $6.0 million in technical assistance payments and $17.5 million in accrued interest. The intercompany loans mature in 2027. There is no guarantee that our Mexican subsidiary will be able to pay any or all of the amounts due. If we were to forgive the debt or if we were to convert the debt to equity, it would be subject to Mexico income tax at 30%, or approximately $10.4 million, as well as Mexican withholding tax of 15%.

Mexico’s thin capitalization rules also require taxpayers to maintain a debt-to-equity ratio of 3:1. Any interest paid to foreign related parties that results in indebtedness exceeding a ratio of 3:1 to their stockholder’s equity is not deductible for Mexican corporate income tax purposes and we did not meet that condition. Therefore, we have not been able to deduct the intercompany interest on our Mexico tax returns since 2004. It has prevented our Mexico subsidiary from accruing net operating losses in Mexico to offset potential future profits. During the year ended March 31, 2021, our Mexico subsidiary was profitable and was required to pay approximately $900,000 in taxes to the Mexico government since it does not have historical net operating losses to offset its taxable income. At the same time the intercompany interest income in the United States decreases our U.S. net operating losses and reduces our ability to apply these carryforwards to offset future taxable income in the United States.

In addition, any interest paid to a foreign lender is subject to Mexico withholding tax of 15%. We also have interest owed on our intercompany technical assistance agreement and royalty withholding of 10% on our technical assistance agreement. This would amount to approximately $3.5 million in Mexico withholding tax at March 31, 2021, if all of the interest and technical assistance were to be repaid to us. In general, the foreign related party parent can then claim a credit for these withholding taxes on their U.S. income tax return. However, because of our substantial U.S. net operating losses, we are prevented from claiming any credit on any withholding tax for U.S. income tax purposes. Any such failure to pay intercompany debt, inability to deduct income taxes or apply credits, or liability for tax payments could have a material adverse effect on our business, financial condition, and results of operations.

A majority of our business is conducted outside of the United States, exposing us to additional risks that may not exist in the United States, which in turn could cause our business and operating results to suffer.

We have material international operations in Mexico and Europe. During the years ended March 31, 2021 and 2020, approximately 71% and 55% of our total revenue, respectively, were generated from sales outside of the United States. Our business is highly regulated for the use, marketing and manufacturing of our HOC1-based products both domestically and internationally. Our international operations are subject to risks, including:

•	local political or economic instability;

•	continuing restrictions related to the Covid-19 pandemic;

•	changes in governmental regulation;

•	changes in import/export duties;

•	trade restrictions;

•	lack of experience in foreign markets;

•	difficulties and costs of staffing and managing operations in certain foreign countries;

•	work stoppages or other changes in labor conditions;

•	difficulties in collecting accounts receivables on a timely basis or, at all; and

•	adverse tax consequences or overlapping tax structures.

We plan to continue to market and sell our products internationally to respond to customer requirements and market opportunities. We currently have manufacturing facilities in Mexico. Establishing operations in any foreign country or region presents risks such as those described above as well as risks specific to the particular country or region. In addition, until a payment history is established over time with customers in a new geographic area or region, the likelihood of collecting receivables generated by such operations could be less than our expectations. As a result, there is a greater risk that the reserves set with respect to the collection of such receivables may be inadequate. If our operations in any foreign country are unsuccessful, we could incur significant losses and we may not achieve profitability.

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

Our ability to generate revenue will be diminished if we or our partners are unable to obtain acceptable prices or an adequate level of reimbursement from third-party payors, or our partners may face pricing pressure from private third-party payers, including customers, from rebates and restrictive reimbursement practices.

Currently, none of our products are reimbursed by federal healthcare programs, such as Medicare and Medicaid, and we do not anticipate that they will be reimbursed by such programs in the future. Our partner’s ability to commercialize our products successfully will depend in part on the extent to which appropriate coverage and reimbursement levels for the cost of our products and related treatment are obtained from governmental authorities, private health insurers and other organizations, such as health maintenance organizations, or HMOs. In the United States, governmental and private payors have limited the growth of health care costs through price regulation or controls, competitive pricing programs and drug rebate programs.

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

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the health care system in ways that could affect our partner’s abilities to sell our products profitably, and thus lead to decreased demand for our products and revenues for us. We were able to negotiate minimum purchase requirements in certain of our third-party distributor agreements. However, we have limited control over purchases by our distributors, to meet the minimum purchase thresholds or above the minimum purchase thresholds.

Increasingly, private health insurance companies and self-insured employers have been raising co-payments required from beneficiaries and looking for other ways to shift more of the cost burden to manufacturers and patients. This cost shifting has given consumers greater control of medication choices, as they pay for a larger portion of their prescription costs and may cause consumers to favor lower cost generic alternatives to branded pharmaceuticals. Additionally, patients continue to face cost reduction pressures that may cause them to curtail their use of, or seek reimbursement for, our products, to negotiate reduced fees or other concessions or to delay payment. Third-party payors may reduce or limit reimbursement for our products in the future, such as by withdrawing their coverage policies, canceling any future contracts, reviewing and adjusting the rate of reimbursement, or imposing limitations on coverage. Any such changes could negatively impact the sales of our products by our partners, and therefore, have a material adverse effect on our revenues.

Our ability to generate revenue will be diminished if we or our partners are unable to manage customer product substitutions for our prescription products.

Similar to other pharmaceutical companies, patients are increasingly seeking lower-cost substitutes to our products. Even if our patients have a prescription for our product, the pharmacist may recommend a less expensive product even if that product is less effective or designed for conditions different from what the patient is seeking to treat. As a result, the patient may choose to abandon purchasing our prescribed product for a less expensive alternative product resulting in a lost sale for our partners. If the number of consumers substituting our products increases, it could have a material adverse effect on sales of our products by our partners, and therefore, our revenues, financial position, cash flows and results of operations.

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

Competitors have and may continue to develop products with similar characteristics to HOCl. Such similar products marketed by larger competitors can hinder our or our partners’ efforts to penetrate the market. As a result, we may be forced to modify or alter our business and regulatory strategy and sales and marketing plans, as a response to changes in the market, competition and technology limitations, among others. Such modifications may pose additional delays in achieving our goals.

We rely on a number of key customers who may not consistently purchase our products in the future and if we lose any one of these customers, our revenues may decline.

Although we have a significant number of customers in each of the geographic markets that we operate in, we rely on certain key customers for a significant portion of our revenues. For the year ended March 31, 2021, one customer represented 32%, and one customer represented 15% of net revenues. For the year ended March 31, 2020, one customer represented 15%, and one customer represented 11% of net revenues. In the future, a small number of customers may continue to represent a significant portion of our total revenues in any given period. These customers may not consistently purchase our products at a particular rate over any subsequent period. The loss of any of these customers could adversely affect our revenues.

Negative economic conditions increase the risk that we could suffer unrecoverable losses on our customers’ accounts receivable which would adversely affect our financial results.

We grant credit to our business customers, which are primarily located in Mexico, Europe and the United States. Collateral is generally not required for trade receivables. We maintain allowances for potential credit losses. At March 31, 2021 and 2020, no customer represented more than 10% of the net accounts receivable balance, respectively. While we believe we have a varied customer base and have experienced strong collections in the past, if current economic conditions disproportionately impact any one of our key customers, including reductions in their purchasing commitments to us or their ability to pay their obligations, it could have a material adverse effect on our revenues and liquidity. We have not purchased insurance on our accounts receivable balances.

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

We have significant international operations in Mexico and Europe, and we manufacture products for export in Mexico. There may be changes to existing trade agreements, like the, the USMCA, which went to effect on July 1, 2020, greater restrictions on free trade generally, and significant increases in tariffs on goods imported into the United States, particularly tariffs on products manufactured in Mexico, among other possible changes. Any changes to USMCA (or subsequent trade agreements) could impact our operations in countries where we manufacture or sell products or source components, or materials, which could adversely affect our operating results and our business.

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

The markets in which we operate are highly competitive and subject to rapid technological change. If our competitors are better able to develop and market products that are less expensive or more effective than any products that we may develop, our commercial opportunity may be reduced or eliminated.

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

If any of our partners or contractors fail to perform their obligations in an adequate and timely manner, or fail to comply with the FDA’s rules and regulations, including failure to comply with quality systems regulations or a corrective action submitted to the FDA after notification by the FDA of a deficiency is deemed insufficient, then the manufacture, marketing and sales of our products could be delayed. Our products could be detained or seized, the FDA could order a recall, or require our partner to replace or offer refunds for our products. The FDA could also require our partner, and depending on our agreement with our partner, us, to notify healthcare professionals and others that the products present unreasonable risks of substantial harm to the public health. If any of these events occur, the manufacture, marketing and sales of our products could be delayed which could decrease our revenues.

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

As of March 31, 2021, we had outstanding warrants exercisable for an aggregate of 119,000 shares of our common stock at a weighted average exercise price of approximately $10.22 per share. We also had units convertible into 46,000 shares of common stock at an exercise price of $11.25 per unit. In addition, as of March 31, 2021, options to purchase an aggregate of 268,000 shares of our common stock were outstanding at a weighted average exercise price of approximately $25.16 per share and a weighted average contractual term of 8.12 years, as well as 1,000 unvested restricted stock awards valued at $13.68 per share. In addition, 439,000 shares of our common stock were available on March 31, 2021 for future option grants under our 2011 Stock Incentive Plan and 2016 Equity Incentive Plan. To the extent any of these warrants or options are exercised and any additional options are granted and exercised, there will be further dilution to stockholders and investors. Until the options and warrants expire, these holders will have an opportunity to profit from any increase in the market price of our common stock without assuming the risks of ownership. Holders of options and warrants may convert or exercise these securities at a time when we could obtain additional capital on terms more favorable than those provided by the options or warrants. The exercise of the options and warrants will dilute the voting interest of the owners of presently outstanding shares by adding a substantial number of additional shares of our common stock.

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

ITEM 2. Properties

In June 2020, we closed our Petaluma offices and manufacturing and moved our corporate offices to Woodstock, Georgia and our manufacturing to Zapopan, Mexico. We currently lease the following material properties:

Location	Rent per month	Purpose
360 Molly Lane, Suite 150, Woodstock, GA 30189	USD 5,191	Principal executive office
5445 Conestoga Court, Unit 150, Boulder, CO 80301	USD 3,573	Offices
Industria Vidriera 81, & 86 Zapopan Industrial Norte, Zapopan, Jalisco, 45135, Mexico	MXN 161,847	Office, manufacturing
Industria Maderera 124, 106, 115 & 815 Zapopan Industrial Norte, Zapopan, Jalisco, 45135, Mexico	MXN 234,385	Warehouse

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

Holders

As of June 30, 2021, we had approximately 306 holders of record of our common stock. Holders of record include nominees who may hold shares on behalf of multiple owners.

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

Recent Sales of Unregistered Securities

We did not issue any unregistered securities during the quarter ended March 31, 2021 and through July 12, 2021.

Issuer Purchases of Equity Securities

There were no repurchases made by us or on our behalf, or by any “affiliated purchaser,” of shares of our common stock during the quarter ended March 31, 2021.

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

For a Summary of Critical Accounting Policies, please refer to Notes to Consolidated Financial Statements, Note 3.

Results of Continuing Operations

Comparison of the Year Ended March 31, 2021 and 2020

Revenue

The following table shows our consolidated total revenue and revenue by geographic region for the year ended March 31, 2021 and 2020:

	Years Ended March 31,
(In thousands)	2021	2020	$ Change	% Change
United States	$5,419	$7,991	$(2,572)	(32%	)
Latin America	5,976	3,773	2,203	58%
Europe and Rest of the World	7,234	6,164	1,070	17%
Total	$18,629	$17,928	$701	4%

The decrease in United States revenues for the year ended March 31, 2021 compared to the same periods in the prior year of ($2,572,000), is primarily the result of a decrease in dermatology revenue as the result of the effects of COVID-19 on our business and the associated restructuring of our sales team in response to COVID-19. Revenue for acute care products and other indications declined slightly from the prior year, offset by increases in revenue for our animal care products of $658,000.

As a result of the asset purchase agreement and arrangement we entered into on October 27, 2016 with Invekra, we were obligated to supply Invekra with product at a reduced price through October 27, 2020. We processed orders from Invekra through March 2021 and we expect fewer future orders as Invekra transitions to their own manufacturing. We anticipate that we will continue to manufacture for Invekra after March 2021 in smaller amounts as an overflow manufacturer. However, we will charge market prices for manufacturing after October 27, 2020. The increase in Latin America revenues for the year ended March 31, 2021 compared to the prior year periods, was the result of large orders for our products from Invekra at cost, prior to contract expiration. We expect that once Invekra starts manufacturing on their own the revenues in Latin America will drop significantly in future periods.

The increase in Europe and Rest of the World revenues for the year ended March 31, 2021 compared to the prior year was the result of increases in Europe and the Middle East partially offset by decreases in Asia.

Cost of Revenue and Gross Profit

The cost of revenue and gross profit metrics are as follows:

	Year ended March 31,
(In thousands, except for percentages)	2021	2020	Change	% Change
Cost of Revenue	$12,070	$9,806	$2,264	23%
Cost of Revenue as a % of Revenue	65%	55%	10%
Gross Profit	$6,559	$8,122	$(1,563)	(19)%
Gross Profit as a % of Revenue	35%	45%	(10)%

The gross margin decrease for the year ended March 31, 2021 compared to the year ended March 31, 2020 is the result of product mix, associated with higher sales to Invekra at a lower margin and higher product sales to distributors versus sales through our direct sales force which tend to have higher net selling prices and thus higher margins. Although distributor sales typically have lower margins they don’t require the higher operating expenses associated with a dedicated sales force.

Research and Development Expense

The research and development metrics are as follows:

	Year ended March 31,
(In thousands, except for percentages)	2021	2020	Change	% Change
Research and Development Expense	$555	$1,339	$(784)	(59)%
Research and Development Expense as a % of Revenue	3%	8%	(5)%

For the year ended March 31, 2021, research and development expenses decreased as a result the closure of our research and development facility in Seattle, Washington and its relocation to our facility in Mexico.

Selling, General and Administrative Expense

The selling, general and administrative expense metrics are as follows:

	Year ended March 31,
(In thousands, except for percentages)	2021	2020	Change	% Change
Selling, General and Administrative Expense	$9,453	$14,173	$(4,720)	(33)%
Selling, General and Administrative Expense as a % of Revenue	50%	79%	(29)%

The decline in Selling, General and Administrative expense for the year ended March 31, 2021 was the result of result of reduction in sales force and closing of our Petaluma facility and moving our corporate offices to Woodstock, Georgia.

Interest Expense

Interest expense was $12,000 and $16,000, respectively, for the years ended March 31, 2021 and March 31, 2020.

Interest Income

Interest income for the year ended March 31, 2021 was $16,000, compared to $50,000, for the year ended March 31, 2020. The decrease is primarily due to interest income reported related to a discount on deferred revenue from our agreement with Invekra.

Other (Expense) Income

Other (expense) income for the year ended March 31, 2021 was $(594,000) compared to $240,000 for the year ended March 31, 2020. The increase in other expense relates primarily to losses in foreign exchange which was approximately $690,000 for the year ended March 31, 2021 compared to gains in foreign exchange of $306,000 for the year ended March 31, 2020.

Gain on Sale of Assets

Gain on the sale of assets for the year ended March 31, 2021 was $137,000. We sold fixed assets no longer needed after closing our Petaluma manufacturing facility. For the year ended March 31, 2020 we reported income related to the sale of certain assets to Petagon in the amount of $2,472,000, as well as the sale of assets to MicroSafe in the amount of $1,100,000.

Income Tax

Income tax expense for the year ended March 31, 2021 was $713,000 compared to $29,000 for the year ended March 31, 2020. The increase in income tax expense is the result of tax expense incurred by our Mexico subsidiary primarily as result of the inability to deduct interest on its intercompany debt due to the Mexico thin-cap rules.

Net Loss from Continuing Operations

Net loss from continuing operations for the year ended March 31, 2021 and March 31, 2020, was $4,615,000 and $3,573,000, respectively. The increase for the current year is due to gains $3,572,000 from the sale of assets to Petagon and Microsafe for the year ended March 31, 2020.

Results of Discontinued Operations

Comparison of Year ended March 31, 2021 and 2020

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

The operations of the Micromed business included in discontinued operations is summarized as follows:

	Year ended March 31,
	2021	2020
Revenues	$214,000	$1,008,000
Cost of revenues	53,000	521,000
Selling general and administrative expenses	38,000	130,000
Income from discontinued operations before tax	123,000	357,000
Gain on disposal of discontinued operations before income taxes	770,000	–
Total income from discontinued operating, before tax	$893,000	$357,000
Income Tax benefit (expense)	(228,000)	(92,000)
Income from discontinued operations, net of tax	$665,000	$265,000

Gain on disposal of discontinued operations for the year ended March 31, 2021, includes $770,000 of gain primarily from the value of the customer base of Micromed partially offset by a working capital adjustment.

Net Loss

The following table provides the net loss for each period along with the computation of basic and diluted net income per share:

	For the Year Ended March 31,
(In thousands, except per share data)	2021	2020
Numerator:
Loss from continuing operations	$(4,615)	$(3,573)
Income from discontinued operations	665	265
Net loss	$(3,950)	$(3,308)

Denominator:
Weighted-average number of common shares outstanding: basic and diluted	1,996	1,477

Loss per share from continuing operations	$(2.31)	$(2.42)
Income per share from discontinued operations	0.33	0.18
Net loss per share: basic and diluted	$(1.97)	$(2.24)

Liquidity and Capital Resources

We reported a net loss of $3,950,000 for the year ended March 31, 2021. We reported a net loss of $3,308,000 for the year ended March 31, 2020. At March 31, 2021 and March 31, 2020, our accumulated deficit amounted to $179,277,000 and $175,327,000, respectively. As of March 31, 2021, we had cash and cash equivalents of $4,220,000 compared to $3,691,000 on March 31, 2020. Since our inception, substantially all of our operations have been financed through sales of equity securities. Other sources of financing that we have used to date include our revenues, as well as various loans and the sale of certain assets to Invekra, Petagon, Microsafe and Infinity Labs.

Since April 1, 2020, substantially all of our operations have been financed through the following transactions:

•	Proceeds of $2,287,000 received from the exercise of stock options and warrants;
•	Loan proceeds of $1,310,000 under the Paycheck Protection Program disbursed on May 1, 2020; and
•	Net proceeds of $610,000 from the sale of our Micromed Laboratories division which closed on June 24, 2020.

The following table presents a summary of our consolidated cash flows for operating, investing and financing activities for the year ended March 31, 2021 and 2020 as well balances of cash and cash equivalents and working capital:

	Year ended March 31,
(In thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$(3,378)	$(4,591)
Investing activities	388	3,644
Financing activities	3,308	1,029
Effect of exchange rates on cash	211	(80)
Net change in cash and cash equivalents	529	2
Cash and cash equivalents, beginning of the period	3,691	3,689
Cash and cash equivalents, end of the period	$4,220	$3,691
Working capital (1), end of period	$8,905	$7,554

(1)	Defined as current assets minus current liabilities.

As of March 31, 2021, we had cash and cash equivalents of $4,220,000, compared to $3,691,000 as of March 31, 2020.

Net cash used in operating activities during the year ended March 31, 2021 was $3,378,000, primarily due to a net loss of $3,950,000 for the period.

Net cash used in operating activities during the year ended March 31, 2020 was $4,591,000, primarily due to the gain on sale of assets related to Petagon and Microsafe totaling $3,572,000, an increase in our accounts receivable of $2,190,000, and our net loss of $3,308,000, partially offset by stock-based compensation of $839,000 and a provision for doubtful accounts of $1,004,000.

Net cash provided by investing activities for the year ended March 31, 2021 was $388,000, primarily related to the proceeds from the sale of our Micromed division of $610,000 partially offset by the purchase of equipment.

Net cash provided by investing activities was $3,644,000 for the year ended March 31, 2020, primarily related to proceeds from the sale of assets to Petagon and Microsafe of 3,800,000 partially offset by purchases of equipment.

Net cash provided by financing activities for the year ended March 31, 2021 was $3,308,000, primarily related to proceeds from the exercise of stock options and warrants of $2,287,000, and PPP loans of $1,310,000 partially offset by payments on long term debt.

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

Capital Expenditures

We currently forecast capital expenditures in order to execute on our business plan and maintain growth; however, the actual amount and timing of such capital expenditures will ultimately be determined by the volume of business. We currently do not anticipate that a material amount will be purchased for the year ended March 31, 2022. If we purchase capital equipment, we expect to pay cash for those expenditures or to finance them through equipment leases.

Material Trends and Uncertainties

On March 26, 2021, we entered into a licensing and distribution agreement with EMC Pharma, LLC, for the exclusive right to sell and distribute prescription dermatological and eye care products based on our Microcyn® technology in the United States. EMC has to purchase certain minimum product quantities and pay a quarterly royalty to retain the exclusive rights. The agreement has a five-year initial term, subject to mutual extension. EMC Pharma is a national healthcare industry products and service company specializing in the development of FDA-approved prescription products, distribution of pharmaceuticals, and specialty pharmacy services. EMC Pharma, LLC offers years of experience in product commercialization, trade relations, and supply chain management and has a broad network of industry partners in pharmaceutical manufacturing, pharmaceutical wholesale and distribution. As a result of this transaction, we reduced our sales force dedicated to direct sales of prescription dermatology products in the United States. Our direct sales model for our U.S. dermatology products has not been profitable since its inception and management expects that partnering with EMC will allow us to reduce significant overhead while working with EMC to build a profitable model to distribute our prescription products. The partnership also expands our distributor model which has built profitable sales for the company around the world.

For the year ended March 31, 2021 and 2020, sales to Invekra amounted to approximately 32% and 19% of our revenues, respectively. Our agreement with Invekra which obligated us to provide manufacturing for Invekra at reduced prices ended on October, 27, 2020. We processed product orders for Invekra through December 2020. We may continue to provide manufacturing support at prices commensurate with the market as backup manufacturer. As we make this transition, we expect our overall revenues from Invekra will decrease while our margins will increase. However, we expect that our future overall revenues from Latin American sales will be substantially reduced.

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

ITEM 8. Consolidated Financial Statements and Supplementary Data

Sonoma Pharmaceuticals, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Sonoma Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sonoma Pharmaceuticals, Inc. and Subsidiaries (the “Company”) as of March 31, 2021 and 2020, the related consolidated statements of comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended March 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition from Contracts with Customers - Measurement of the Transaction Price, including the Constraint on Variable Consideration for Rebates And Discounts

Critical Audit Matter Description

As discussed in Note 3 to the consolidated financial statements, the Company offers sales incentives and other programs that they may make available to certain customers, which are considered to be a form of variable consideration. The Company maintains estimated accruals and allowances using the expected value method. Revenue recognized varies depending on whether a patient is covered by insurance or is not covered by insurance. In addition, the Company may incur a revenue deductions related to the use of the Company’s rebate program.

The principal considerations for our determination that performing procedures relating to the identification of contractual terms in customer arrangements to determine the transaction price is a critical audit matter are there was significant judgment by management in identifying contractual terms due to the volume and customized nature of the Company’s customer arrangements. This in turn led to significant effort in performing our audit procedures which were designed to evaluate whether the contractual terms used in the determination of the transaction price and the timing of revenue recognition were appropriately identified and determined by management and to evaluate the reasonableness of management’s estimates.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements.

How We Addressed the Matter in Our Audit

Our audit procedures included, amongst others:

•	Testing the completeness and accuracy of management’s identification of the contractual terms by examining customer arrangements on a test basis

•	Testing management’s process for determining the appropriate amount and timing of revenue recognition based on the contractual terms identified in the customer arrangements

•	We evaluated whether the assumptions used in the estimates were reasonable, including performing lookback analysis, considering actual historical rebates and discount percentages utilized as well as actual collection patterns

•	We performed ratio and disaggregated revenue analysis for the Company’s product and customer types, comparing reserve balances to gross to net sales

•	We confirmed balances due to third party for rebate claims, which are billed to the Company after end user customers submission, in order to perform an analysis on rebates/discounts recorded compared to the Company’s revenue recognition

/s/ Marcum llp

Marcum llp

We are uncertain as to the year we began serving consecutively as the auditor of the Company’s financial statements; however, we are aware that we have been the Company’s auditor consecutively since at least 2006.

New York, NY

July 14, 2021

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$4,220	$3,691
Accounts receivable, net	2,806	3,973
Inventories	2,530	2,181
Prepaid expenses and other current assets	3,218	2,256
Current portion of deferred consideration, net of discount	209	182
Total current assets	12,983	12,283
Property and equipment, net	360	365
Operating lease, right of use assets	769	359
Deferred consideration, net of discount, less current portion	763	786
Non-current assets held for sale	–	704
Other assets	112	64
Total assets	$14,987	$14,561

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,769	$2,067
Accrued expenses and other current liabilities	1,154	1,774
Deferred revenue	267	228
Deferred revenue Invekra	52	45
Current portion of long-term debt	596	481
Operating lease liabilities	240	134
Total current liabilities	4,078	4,729
Long-term deferred revenue Invekra	229	245
Long-term debt, less current portion – PPP	1,310	–
Withholding Tax Payable	3,478	3,082
Liabilities associated with assets currently held for sale	–	646
Operating lease liabilities, less current portion	529	235
Total liabilities	9,624	$8,937
Commitments and Contingencies (Note 13)
Stockholders’ Equity
Convertible preferred stock, $0.0001 par value; 714,286 shares authorized at March 31, 2021 and March 31, 2020, respectively, 0 and 1.55 shares issued and outstanding at March 31, 2021 and March 31, 2020, respectively	–	–
Common stock, $0.0001 par value; 24,000,000 shares authorized at March 31, 2021 and March 31, 2020, respectively, 2,092,909 and 1,777,483 shares issued and outstanding at March 31, 2021 and March 31, 2020, respectively (Note 14)	2	2
Additional paid-in capital	189,217	186,559
Accumulated deficit	(179,277)	(175,327)
Accumulated other comprehensive loss	(4,579)	(5,610)
Total stockholders’ equity	5,363	5,624
Total liabilities and stockholders’ equity	$14,987	$14,561

The accompanying footnotes are an integral part of these consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Year Ended March 31,
	2021	2020
Revenues
Product	$18,517	$17,777
Service	112	151
Total revenues	18,629	17,928
Cost of revenues
Product	12,070	9,806
Gross profit	6,559	8,122
Operating expenses
Research and development	555	1,339
Selling, general and administrative	9,453	14,173
Total operating expenses	10,008	15,512
Loss from operations	(3,449)	(7,390)
Interest expense	(12)	(16)
Interest income	16	50
Gain on sale of assets	137	3,572
Other income (expense)	(594)	240
Loss before income taxes	(3,902)	(3,544)
Income tax (expense)	(713)	(29)
Loss from continuing operations	(4,615)	(3,573)

Income from discontinued operations, net of tax	665	265
Net loss	$(3,950)	$(3,308)

Net loss per share: basic and diluted from continuing operations	$(2.31)	$(2.42)
Income per share from discontinued operations	0.33	0.18
Net loss per share: basic and diluted	$(1.97)	$(2.24)
Weighted-average number of shares used in per common share calculations:
Basic and diluted	1,996	1,477

Net loss	$(3,950)	$(3,308)
Foreign currency translation adjustments	1,031	(1,261)
Comprehensive loss	$(2,919)	$(4,569)

The accompanying footnotes are an integral part of these consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended March 31, 2021 and 2020

(In thousands, except share amounts)

	Series C Preferred Stock ($0.0001 par Value)		Common Stock ($0.0001 par Value)		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance March 31, 2020	1.55	$–	1,777,483	$2	$186,559	$(175,327)	$(5,610)	$5,624
Adoption of ASC 842	–	–	–	–	–	–	–	–
Shares issued in connection with exercise of stock options	–	–	93,301	–	511	–	–	511
Shares issued in connection with vesting of restricted stock	–	–	3,919	–	–	–	–	–
Shares issued in connection with exercise of common stock warrants	–	–	200,984	–	1,776	–	–	1,776
Shares issued with conversion of C shares	(1.55)	–	17,222	–	–	–	–	–
Employee stock-based compensation expense	–	–	–	–	332	–	–	332
Stock based compensation related to issuance of common stock restricted stock grants	–	–	–	–	39	–	–	39
Foreign currency translation adjustment	–	–	–	–	–		1,031	1,031
Net loss	–	–	–	–	–	(3,950)	–	(3,950)
Balance, March 31, 2021	–	$–	2,092,909	$2	$189,217	$(179,277)	$(4,579)	$5,363

	Series C Preferred Stock ($0.0001 par Value)		Common Stock ($0.0001 par Value)		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance March 31, 2019	1.55	$–	1,316,335	$2	$184,074	$(171,957)	$(4,349)	$7,770
Cumulative effect related to April 1, 2019 adoption of Accounting Standards Update (ASU) 2016-02, Leases (Topic 842)	–	–	–	–	–	(62)	–	(62)
Issuance of common stock in connection with November 29, 2019 offering, net of offering costs	–	–	446,577	–	1,376	–	–	1,376
Reclassification of stock liability to equity	–	–	12,556	–	270	–	–	270
Stock based compensation related to issuance of common stock restricted stock grants	–	–	2,015	–	38	–	–	38
Stock based compensation, net of forfeitures	–	–	–	–	801	–	–	801
Foreign currency translation adjustment	–	–	–	–	–	–	(1,261)	(1,261)
Net loss	–	–	–	–	–	(3,308)	–	(3,308)
Balance, March 31, 2020	1.55	$–	1,777,483	$2	$186,559	$(175,327)	$(5,610)	$5,624

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended March 31,

	2021	2020
Cash flows from operating activities
Net loss	$(3,950)	$(3,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	227	312
Provision for (recovery of) doubtful accounts	(903)	1,004
Provision for discounts, rebates, distributor fees and returns	259	787
Provision for obsolete inventory	–	526
Stock-based compensation	371	839
Operating lease right-of-use asset	–	464
Loss on disposal of equipment	–	18
Gain on sale of assets	(770)	(3,572)
Changes in operating assets and liabilities:
Accounts receivable	2,608	(2,190)
Inventories	(65)	323
Deferred consideration, net of discount	143	(217)
Prepaid expenses and other current assets	(5)	(19)
Accounts payable	(796)	336
Accrued expenses and other current liabilities	(668)	330
Withholding tax payable	397	362
Operating lease liabilities	(215)	(489)
Deferred revenue	(15)	(97)
Net cash used in operating activities	(3,378)	(4,591)
Cash flows from investing activities:
Purchases of property and equipment	(179)	(206)
Deposits	(43)	50
Proceeds from Invekra	–	2,700
Proceeds from Micromed Transaction	610	1,100
Net provided by investing activities	388	3,644
Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	–	1,376
Proceeds from PPP Loan	1,310	–
Proceeds from exercise of common stock options and warrants	2,287	–
Principal payments on long-term debt	(481)	(334)
Benefit from lease assumed less principal payments on ROU assets	192	(13)
Net cash provided by financing activities	3,308	1,029
Effect of exchange rate on cash and cash equivalents	211	(80)
Net increase in cash and cash equivalents	529	2
Cash and cash equivalents, beginning of year	3,691	3,689
Cash and cash equivalents, end of year	$4,220	$3,691

Supplemental disclosure of cash flow information:
Cash paid for interest	$12	$16
Cash paid for taxes	$941	$–

Non-cash operating and financing activities:
Insurance premiums financed	$596	$481

The accompanying footnotes are an integral part of these consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Organization and Recent Developments

Organization

Sonoma Pharmaceuticals, Inc. (the “Company”) was incorporated under the laws of the State of California in April 1999 and was reincorporated under the laws of the State of Delaware in December 2006. The Company’s principal office was moved to Woodstock, Georgia from Petaluma, California in June 2020. The Company is a global healthcare leader for developing and producing stabilized hypochlorous acid (“HOCl”) products for a wide range of applications, including wound care, animal health care, eye care, oral care and dermatological conditions. The Company’s products reduce infections, itch, pain, scarring and harmful inflammatory responses in a safe and effective manner. In-vitro and clinical studies of HOCl show it to have impressive antipruritic, antimicrobial, antiviral and anti-inflammatory properties. The Company’s stabilized HOCl immediately relieves itch and pain, kills pathogens and breaks down biofilm, does not sting or irritate skin and oxygenates the cells in the area treated assisting the body in its natural healing process. The Company sell its products either directly or via partners in 54 countries worldwide.

NOTE 2 – Liquidity and Financial Condition

The Company reported a net loss of $3,950,000 for the year ended March 31, 2021. At March 31, 2021 and March 31, 2020, the Company’s accumulated deficit amounted to $179,277,000 and $175,327,000, respectively. The Company had working capital of $8,905,000 and $7,554,000 as of March 31, 2021 and March 31, 2020, respectively.

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

NOTE 3 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Aquamed Technologies, Inc. (“Aquamed”), Oculus Technologies of Mexico S.A. de C.V. (“OTM”), and Sonoma Pharmaceuticals Netherlands, B.V. (“SP Europe”). Aquamed has no current operations. All significant intercompany accounts and transactions have been eliminated in consolidation. The functional currency for the Company's wholly-owned subsidiaries incorporated outside the United States (“U.S.”) is the U.S. dollar. All intercompany transactions and balances have been eliminated in consolidation.

Basis of presentation

The accompanying consolidated financial statements have been prepared by us pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") and are in conformity with U.S. generally accepted accounting principles ("GAAP"). Our fiscal year end is March 31. Unless otherwise stated, all years and dates refer to our fiscal year.

Correction of an Immaterial Misstatement in a Prior Period Financial Statement

During the year ended March 31, 2021, the Company discovered that it had failed to accrue withholding taxes that would become due to Mexico upon the payment of interest and royalties from the Mexico subsidiary OTM to the United States parent. Due to the large net operating losses in the United States, there would be no benefit available for a subsequent foreign tax credit on the United States tax return, resulting in a net tax expense. The error understated by an immaterial amount the SG&A expenses for each year from the year ended March 31, 2004 to March 31, 2020 as well as understated net loss. The net impact to the opening balance of retained earnings for the year ended March 31, 2020 would be $2,720,000 and the effect to the profit and loss statement would have been $362,000 for the year ended March 31, 2020.

Based on an analysis of Accounting Standards Codification (“ASC”) 250 – “Accounting Changes and Error Corrections” (“ASC 250”), Staff Accounting Bulletin 99 – “Materiality” (“SAB 99”) and Staff Accounting Bulletin 108 – “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), the Company determined that these errors were immaterial to the previously issued financial statements, and as such no restatement was necessary. Correcting prior period financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior period financial statements. Accordingly, the misstatements were corrected during the period ended March 31, 2021 in the accompanying balance sheet as of March 31, 2020 and statements of operations for the twelve months ended March 31, 2020.

The effects of the revision to the balance sheet as of March 31, 2020 are as follows (in thousands):

	As Previously Reported March 31, 2020	Adjustment Debit (Credit)	As Revised Reported March 31, 2020
SG&A expense	–	362	362
Net loss	(2,946)	362	(3,308)
Withholding tax payable	–	(3,082)	3,082
Retained earnings	(172,244)	3,082	(175,326)

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and all highly liquid investments with an original maturity of three months or less when purchased. Our cash equivalents are held in prime money market investments with strong sponsor organizations which are monitored on a continuous basis.

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

Revenue Recognition

On April 1, 2018, the Company adopted Accounting Standards Update ("ASU"), "Revenue from Contracts with Customers Topic 606” (“Topic 606”) using the modified retrospective method. There was no material impact to the Company upon the adoption of Topic 606. Revenue is recognized when the Company transfers promised goods or services to the customer, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. In determining the appropriate amount of revenue to be recognized as the Company fulfills its obligations under the agreement, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.

The Company derives the majority of its revenue through sales of its products directly to end users and to distributors. The Company also sells products to a customer base, including hospitals, medical centers, doctors, pharmacies, distributors and wholesalers. The Company also has entered into agreements to license its technology and products. The Company also provides regulatory compliance testing and quality assurance services to medical device and pharmaceutical companies.

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

Disaggregation of Revenue

The following table presents the Company’s disaggregated revenues by revenue source:

	Year Ended March 31,
	2021	2020
Product
Human Care	$15,317,000	$15,686,000
Animal Care	3,200,000	2,091,000
	18,517,000	17,777,000
Service	112,000	151,000
Total	$18,629,000	$17,928,000

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

The Company grants credit to its business customers, which are primarily located in Mexico, Europe and the United States. Collateral is generally not required for trade receivables. The Company maintains allowances for potential credit losses. At March 31, 2021 and 2020, no customers represented more than 10% of net accounts receivable balance, respectively. For the year ended March 31, 2021, one customer represented 32%, and one customer represented 15% of net revenues. For the year ended March 31, 2020, one customer represented 15%, and one customer represented 11% of net revenues.

Accounts Receivable

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts, and sales returns. Estimates for cash discounts and sales returns are based on analysis of contractual terms and historical trends.

The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Other factors that the Company considers include its existing contractual obligations, historical payment patterns of its customers and individual customer circumstances, an analysis of days sales outstanding by customer and geographic region, and a review of the local economic environment and its potential impact on government funding and reimbursement practices. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts represents probable credit losses at March 31, 2021 and 2020 in the amounts of $125,000 and $1,028,000, respectively. Additionally, at March 31, 2021 and 2020, the Company has allowances of $1,488,000 and $1,230,000, respectively, related to potential discounts, returns, distributor fees and rebates. The allowances are included in Accounts Receivable, net in the accompanying consolidated balance sheets.

Inventories

Inventories are stated at the lower of cost, cost being determined on a standard cost basis (which approximates actual cost on a first-in, first-out basis), or net realizable value.

Due to changing market conditions, estimated future requirements, age of the inventories on hand and production of new products, the Company regularly reviews inventory quantities on hand and records a provision to write down excess and obsolete inventory to its estimated net realizable value. The Company recorded a provision to reduce the carrying amounts of inventories to their net realizable value in the amounts of $223,000 and $600,000 at March 31, 2021 and 2020, respectively, which is included in cost of product revenues on the Company’s accompanying consolidated statements of comprehensive (loss) income.

Financial Assets and Liabilities

Financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments. The fair value of capital lease obligations and equipment loans approximates their carrying amounts as a market rate of interest is attached to their repayment. The Company measures the fair value of financial assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. The Company uses three levels of inputs that may be used to measure fair value:

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

As of March 31, 2021 and 2020, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

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

During the years ended March 31, 2021 and 2020, the Company had noted no indicators of impairment.

Research and Development

Research and development expenses are charged to operations as incurred and consists primarily of personnel expenses, clinical and regulatory services and supplies. For the years ended March 31, 2021 and 2020, research and development expense amounted to $555,000 and $1,339,000, respectively.

Advertising Costs

Advertising costs are charged to operations as incurred. Advertising costs amounted to $41,000 and $35,000, for the years ended March 31, 2021 and 2020, respectively. Advertising costs are included in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive (loss) income.

Shipping and Handling Costs

The Company classifies amounts billed to customers related to shipping and handling in sale transactions as product revenues. The corresponding shipping and handling costs incurred are recorded in cost of product revenues. For the years ended March 31, 2021 and 2020, the Company recorded revenue related to shipping and handling costs of $37,000 and $57,000, respectively. These amounts are included in product revenues in the accompanying consolidated statements of comprehensive (loss) income.

Foreign Currency Reporting

The Company’s subsidiary, OTM, uses the local currency (Mexican Pesos) as its functional currency and its subsidiary, SP Europe, uses the local currency (Euro) as its functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date, and revenue and expense accounts are translated at average exchange rates during the period. Resulting translation adjustments amounted to $1,031,000 and $(1,261,000) for the years ended March 31, 2021 and 2020, respectively. These amounts were recorded in other comprehensive loss in the accompanying consolidated statements of comprehensive loss for the years ended March 31, 2021 and 2020.

Foreign currency transaction gains (losses) relate primarily to trade payables and receivables and intercompany transactions between subsidiaries OTM and SP Europe. These transactions are expected to be settled in the foreseeable future. The Company recorded foreign currency transaction losses of $690,000 for the year ended March 31, 2021, and foreign currency transaction gains of $306,000, for the year ended March 31, 2020. The related amounts were recorded in other expense in the accompanying consolidated statements of comprehensive (loss) income.

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

Comprehensive Loss

Other comprehensive loss includes all changes in stockholders’ equity during a period from non-owner sources and is reported in the consolidated statement of changes in stockholders’ equity. To date, other comprehensive loss consists of changes in accumulated foreign currency translation adjustments. Accumulated other comprehensive losses at March 31, 2021 and 2020 were $4,579,000, and $5,610,000, respectively.

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

	For the Year Ended March 31,
(In thousands, except per share data)	2021	2020
Numerator:
Loss from continuing operations	$(4,615)	$(3,573)
Income from discontinued operations	665	265
Net loss	$(3,950)	$(3,308)

Denominator:
Weighted-average number of common shares outstanding: basic and diluted	1,996	1,477

Loss per share from continuing operations	$(2.31)	$(2.42)
Income per share from discontinued operations	0.33	0.18
Net loss per share: basic and diluted	$(1.97)	$(2.24)

The computation of basic loss per share for the years ended March 31, 2021 and 2020 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	March 31,
(In thousands)	2021	2020
Common stock to be issued upon vesting of restricted stock units	1	2
Common stock to be issued upon exercise of options	268	378
Common stock to be issued upon exercise of warrants	119	320
Common stock to be issued upon conversion of Series C	–	17
Common stock to be issued upon exercise of common stock units (1)	46	46
	434	763

(1)	Consists of 30,668 restricted stock units and warrants to purchase 15,332 shares of common stock

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company classifies common stock purchase warrants and other free standing derivative financial instruments as equity if the contracts (i) require physical settlement or net-share settlement or (ii) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (ii) give the counterparty a choice of net cash settlement or settlement in shares (physical settlement or net-share settlement), or (iii) contain reset provisions as either an asset or a liability. The Company assesses classification of its freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company determined that its freestanding derivatives, which principally consist of warrants to purchase common stock, satisfied the criteria for classification as equity instruments, other than certain warrants that contained reset provisions and certain warrants that required net-cash settlement that the Company classified as derivative liabilities. The company currently does not have any active derivative financial instruments.

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

Recent Accounting Standards

The Company has evaluated all the recent accounting standards and determined that none of them are material to it.

NOTE 4. Sale of Assets – Discontinued Operations

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

Sale of Assets to Infinity Labs SD, Inc. and Discontinued Operations

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

The carrying value of the assets and liabilities of discontinued operations on the consolidated balance sheets as of March 31, 2021 and March 31, 2020 were as follows:

	March 31, 2021	March 31, 2020
Assets
Non-current assets held for sale	$–	$704,000

Liabilities
Liabilities associated with assets currently held for sale	$–	$646,000

The operations of the Micromed business included in discontinued operations is summarized as follows:

	Year ended March 31,
	2021	2020
Revenues	$214,000	$1,008,000
Cost of revenues	53,000	521,000
Selling general and administrative expenses	38,000	130,000
Income from discontinued operations before tax	123,000	357,000
Gain on disposal of discontinued operations before income taxes	770,000	–
Total income from discontinued operations, before tax	893,000	357,000
Income Tax benefit (expense)	(228,000)	(92,000)
Income from discontinued operations, net of tax	$665,000	$265,000

NOTE 5 – Accounts Receivable

Accounts receivable, net consists of the following:

	March 31,
	2021	2020
Accounts receivable	$4,419,000	$6,231,000
Less: allowance for doubtful accounts	(125,000)	(1,028,000)
Less: discounts, rebates, distributor fees and returns	(1,488,000)	(1,230,000)
	$2,806,000	$3,973,000

NOTE 6 – Inventories

Inventories consist of the following:

	March 31,
	2021	2020
Raw materials	$1,670,000	$1,128,000
Finished goods	860,000	1,053,000
	$2,530,000	$2,181,000

NOTE 7 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31,
	2021	2020
Prepaid insurance	$705,000	$523,000
Prepaid rebates	–	–
Tax prepaid to Mexican tax authorities	1,850,000	1,305,000
Other prepaid expenses and other current assets	663,000	428,000
	$3,218,000	$2,256,000

NOTE 8 – Property and Equipment

Property and equipment consists of the following:

	March 31,
	2021	2020
Manufacturing, lab, and other equipment	$1,170,000	$3,008,000
Office equipment	109,000	376,000
Furniture and fixtures	66,000	102,000
Leasehold improvements	486,000	481,000
	1,831,000	3,967,000
Less: accumulated depreciation and amortization	(1,471,000)	(3,602,000)
	$360,000	$365,000

Depreciation and amortization expense amounted to $227,000 and $312,000 for the years ended March 31, 2021 and 2020, respectively.

For the years ended March 31, 2021, the Company incurred a loss of $0 and $18,000, respectively, on the disposal of property and equipment.

NOTE 9 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31,
	2021	2020
Salaries and related costs	$787,000	$1,078,000
Professional fees	–	234,000
Other	367,000	462,000
	$1,154,000	$1,774,000

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

NOTE 11 – Long-Term Debt

Financing of Insurance Premiums

On February 1, 2020, the Company entered into a note agreement for $534,000 with an interest rate of 5.48% per annum with final payment on December 1, 2019. This instrument was issued in connection with financing insurance premiums. The note is payable in monthly installments of $53,000. During the year ended March 31, 2020, the Company made principal and interest payments in the amounts of $53,000 and $2,000, respectively. The note was paid during the fiscal year 2021.

On February 1, 2021, the Company entered into a note agreement for $584,000 with an interest rate of 4.98% per annum with final payment on October 1, 2021. This instrument was issued in connection with financing insurance premiums. The note is payable in three quarterly installment payments of principal and interest of $199,000, with the first installment beginning April 1, 2021.

Paycheck Protection Program Loan

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

The unsecured loan, which is in the form of a note dated April 29, 2020, matures on April 29, 2022 and bears interest at a rate of 1% per annum, payable monthly commencing on May 1, 2021. The note may be prepaid at any time prior to maturity with no prepayment penalties. The Company has used the loan amount for eligible purposes, such as payroll expenses. The Company currently believes that its use of the loan proceeds will meet the conditions for $730,000 in forgiveness of the loan.

NOTE 12 – Leases

The Company's operating leases are comprised primarily of facility leases. Finance leases are comprised primarily of vehicle leases. Balance sheet information related to our leases is presented below:

	March 31,	March 31,
	2021	2020
Operating leases:
Operating lease right-of-use assets	$769,000	$671,000
Operating lease liabilities – current	240,000	200,000
Operating lease liabilities – non-current	529,000	471,000
Finance leases:
Property, plant and equipment	–	–
Current portion of financing leases	–	–

Other information related to leases is presented below:

Year ended March 31, 2021
Lease cost
Operating lease cost	$435,000

As of March 31, 2021
Other information:
Operating cash flows from operating leases	$(215,000)
Weighted-average remaining lease term – operating leases (in months)	37.7
Weighted-average discount rate – operating leases	6.00%

As of March 31, 2021, the annual minimum lease payments of our operating lease liabilities were as follows:

For Years Ending March 31,

2022	$296,000
2023	261,000
2024	194,000
2025	110,000
Thereafter	6,000
Total future minimum lease payments, undiscounted	867,000
Less: imputed interest	(98,000)
Present value of future minimum lease payments	$769,000

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

Employment Agreements

As of March 31, 2021, the Company had employment agreements in place with two of its key executives. These executive employment agreements provide, among other things, for the payment of up to twelve months of severance compensation for terminations under certain circumstances. With respect to these agreements, at March 31, 2021, aggregated annual salaries would be $550,000 and potential severance payments to these key executives would be $550,000 if triggered.

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

On January 4, 2021, the Company entered into an addendum to the employment agreement with its Chief Executive Officer, Amy Trombly, after her prior agreement expired on December 31, 2020 pursuant to its terms. The parties agreed to extend the term of the employment agreement until March 31, 2021, to sync up the term of the employment agreement to our fiscal year.

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

In case of termination without cause, Ms. Trombly may also be awarded a bonus, upon determination by the Corporation’s Board of Directors or Compensation Committee, as appropriate, to be made in its sole discretion as to whether to grant a bonus, and if such bonus is granted, the amount, form and payment schedule. For the avoidance of doubt, Ms. Trombly shall not be entitled to any bonus solely for reason of termination, unless the Board of Directors or the Compensation Committee, as appropriate, in its sole discretion awards such bonus. Upon termination for any reason any outstanding equity awards shall remain exercisable for 18 months.

In addition, Ms. Trombly is not entitled to certain benefits if she did not comply with the non-competition or the confidentiality provisions of the employment agreement, whether during or after the terms of her employment. Furthermore, the Company is under no obligation to pay the above-mentioned benefits if Ms. Trombly does not comply with the non-solicitation provisions of the employment agreement, which prohibit a terminated executive from interfering with the business relations of our Company or any of our affiliates and from soliciting employees of the Company. These provisions apply during the term of employment and for two years following termination.

Related Party Transactions

Ms. Trombly was appointed the Chief Executive Officer of the Company. Ms. Trombly is the owner of Trombly Business Law, PC which has been retained by the Company to advise on certain corporate and securities law matters. During the years ending March 31, 2021 and March 31, 2020, the Company received $215,000 and $255,000, respectively, in legal services from Trombly Business Law, PC.

NOTE 14 – Stockholders’ Equity

Authorized Capital

Effective September 13, 2018, the Company filed a certificate of amendment to its Restated Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware in order to affect an increase of the total number of shares of common stock, $0.0001 par value per share, authorized for issuance from 12,000,000 to a total of 24,000,000. Additionally, the Company is authorized to issue 714,286 shares of convertible preferred stock with a par value of $0.0001 per share.

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

Exercise of Series C Preferred Stock Units

During the year ended March 31, 2021, investors who participated in the transaction exchanged 1.55 shares of Series C into 17,222 shares of common stock. No further shares of Series C are outstanding as of March 31, 2021.

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

At March 31, 2021 there were no shares available for future issuance.

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

At March 31, 2021 there were 351,139 shares available for future issuance.

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

At March 31, 2021 there were 87,477 shares available for future issuance.

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

The Company estimated the fair value of employee and non-employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service periods of the respective awards. The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Year Ended March 31,
	2021	2020
Fair value of the Company’s common stock on date of grant	$8.03	$4.36
Expected term	6.00 yrs	5.30 yrs
Risk-free interest rate	0.5800%	1.6993%
Dividend yield	0.00%	0.00%
Volatility	80.7%	122.4%
Fair value of options granted	$5.48	$3.69

Share-based awards compensation expense is as follows:

	Year Ended March 31,
	2021	2020
Cost of revenues	$(27,000)	$94,000
Research and development	26,000	102,000
Selling, general and administrative	372,000	643,000
Total stock-based compensation	$371,000	$839,000

At March 31, 2021, there were unrecognized compensation costs of $624,000 related to stock options which is expected to be recognized over a weighted-average amortization period of 2.77 years.

At March 31, 2021, there were unrecognized compensation costs of $5,000 related to restricted stock which is expected to be recognized over a weighted-average amortization period of 0.47 years.

A tax benefit of $403,000 has been recognized relating to stock-based compensation as a result of non-qualified stock options and restricted stock exercised during the year ending March 31, 2021. In addition, the stock based compensation deferred tax asset has been reduced by $2,368,000 primarily related to the expiration of stock compensation grants.

Stock-Based Award Activity

Stock-based awards outstanding at March 31, 2021 under the various plans are as follows:

		Unvested
Plan	Stock Options	Restricted Stock	Total
2006 Plan	4,431	–	4,431
2011 Plan	155,226	–	155,226
2016 Plan	107,912	833	108,745
	267,569	833	268,402
Stock-based awards available for grant as of March 31, 2021			438,616

Stock options award activity is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at April 1, 2020	378,000	$26.55
Options granted	228,331	8.03
Options exercised	(93,301)	5.48
Options forfeited	(218,976)	7.03
Options expired	(26,485)	116.51
Outstanding at March 31, 2021	267,569	$25.16	8.12	$646,878
Exercisable at March 31, 2021	144,238	$39.81	6.70	$265,927

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock, or $7.43 per share at March 31, 2021.

Restricted stock award activity is as follows:

	Number of Shares	Weighted Average Award Date Fair Value per Share
Unvested restricted stock awards outstanding at April 1, 2020	1,666	$13.68
Restricted stock awards granted	5,695	4.79
Restricted stock awards vested	(6,528)	5.93
Unvested restricted stock awards outstanding at March 31, 2021	833	$13.68

The Company did not capitalize any cost associated with stock-based compensation.

The Company issues new shares of common stock upon exercise of stock options or release of restricted stock awards.

NOTE 16 – Income Taxes

The Company has the following net deferred tax assets:

	March 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$25,687,000	$27,948,000
Research and development tax credit carryforwards	1,850,000	1,850,000
Stock-based compensation	3,120,000	3,803,000
Allowances and accruals	659,000	1,099,000
Other deferred tax assets	398,000	731,000
State income taxes	–	1,000
Basis difference in assets	–	6,000
Lease liability	78,000	226,000
Gross deferred tax assets	$31,792,000	$35,664,000

Less valuation allowance	(31,528,000)	(35,297,000)

Total deferred tax assets	$264,000	$367,000

Deferred tax liabilities:
Fixed assets	(3,000)	(5,000)
Prepaid expenses	(186,000)	(143,000)
Right of Use asset	(75,000)	(219,000)
Gross deferred tax liabilities	(264,000)	(367,000)
Net deferred tax assets	$–	$–

The income tax provision (benefit) is based on the following loss before income taxes, which are from domestic sources and foreign loss before income taxes:

	Year Ended March 31,
	2021	2020
Domestic	$2,052,000	$1,425,000
Foreign	1,467,000	227,000
	$3,519,000	$1,652,000

The Company’s income tax expense/(benefits) consist of the following:

	Year Ended March 31,
	2021	2020
Current:
State	$1,000	$3,000
Foreign	941,000	118,000
	942,000	121,000
Deferred:
Federal	–	–
State	–	–
Foreign	–	–
	$942,000	$121,000

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for continuing operations is as follows:

	Year Ended March 31,
	2021		2020
Expected federal statutory rate	21.0%		21.0%
State income taxes	2.1%		11.0%

Foreign earnings taxed at different rates	3.6%		0.6%
Foreign tax true-up	(12.4%	)
Effect of state net operating loss expiration	(0.0%	)	(0.1%	)
Effect of permanent differences	(9.5%	)	(14.0%	)
Effect of intercompany interest permanent differences	(17.9%	)	5.6%
True-up of state deferred assets	(120.7%	)	(19.9%	)
GILTI income	(0.0%	)	(1.4%	)
	(133.8%	)	2.8%
Change in valuation allowance	107.1%		(10.1%	)
Totals	(26.7%	)	(7.3%	)

As of March 31, 2021, we had net operating loss carryforwards for Federal, State and Foreign income tax purposes of approximately $105.1 million, $38.1 million and $1.1 million, respectively. Due to the Tax Cuts and Job Act, Federal NOL generated after March 31, 2018 have an indefinite life. Federal NOL generated on and before March 31, 2017 will begin to expire 2024, if not utilized. State and Foreign NOLs will either begin to in the year 2029 and 2028, respectively, if not utilized.

As of March 31, 2021, we had Federal and California research credit carryforward of approximately $1 million and $790,000, respectively. The Federal research credits will begin to expire in 2024 while the California research credits have no expiration date. In addition, we have foreign tax credit of $50,000, which begins to expire in the year 2023 if not utilized.

Section 382 of the Internal Revenue Code limits the use of the Federal net operating losses in certain situations where changes occur in stock ownership of a company. If the Company should have an ownership change of more than 50% of the value of the Company's capital stock, utilization of the carryforwards could be restricted. The Company is not aware of any changes in ownership that would result in a change in control under Internal Revenue Code section 382. The Company, after considering all available evidence, fully reserved against all deferred tax assets since it is more likely than not such benefits will not be realized in future periods. The Company has incurred losses for financial reporting for the year ended March 31, 2021. However, for income tax purposes, the Company is in income position. In the current year there are certain non-recurring sales and significant temporary adjustments that will reverse in future years which contributed to the taxable loss. The Company anticipates losses in the future for both financial accounting and tax purposes. Accordingly, the Company is continuing to fully reserve for its deferred tax assets. The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the Company’s deferred income tax assets satisfy the realization standards, the valuation allowance will be reduced accordingly.

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

The Company has identified its federal tax return and its state tax returns in California and Georgia as major tax jurisdictions. The Company also filed tax returns in foreign jurisdictions, principally Mexico and The Netherlands. The Company does not consider itself indefinitely invested in its foreign subsidiaries. The Company has accrued taxes, where necessary, related to the U.S. investment and intercompany transactions between the parties. The Company’s evaluation of uncertain tax matters was performed for tax years ended through March 31, 2021. Generally, the Company is subject to audit for the years ended March 31, 2020, 2019 and 2018 and may be subject to audit for amounts relating to net operating loss carryforwards generated in periods prior to March 31, 2020. The Company has elected to retain its existing accounting policy with respect to the treatment of interest and penalties attributable to income taxes, and continues to reflect interest and penalties attributable to income taxes, to the extent they arise, as a component of its income tax provision or benefit as well as its outstanding income tax assets and liabilities. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments, other than those identified above that would result in a material change to its financial position.

On March 27, 2021 Congress approved and the President signed the Coronavirus Aid Relief, and Economic Security ("CARES") Act. The CARES Act is an emergency economic stimulus package in response to the COVID-19 pandemic, which among other things contains numerous income tax provisions. On December 27, 2020, the President signed The Consolidated Appropriations Act, 2021 (the "Act") which included a number of tax provisions to extend and further provide relief to those impacted by the COVID-19 pandemic. The Company considered the various potential income tax provisions and deemed that there were no material impacts to the income tax provision as of year-end March 31, 2021.

NOTE 17 – Employee Benefit Plan

The Company has a program to contribute and administer a qualified 401(k) plan. Under the 401(k) plan, the Company matches employee contributions to the plan up to 4% of the employee’s salary. Company contributions to the plan amounted to an aggregate of $89,000 and $155,000 for the years ended March 31, 2021 and 2020, respectively.

NOTE 18 – Geographic Information

The Company generates product revenues from products which are sold into the human and animal healthcare markets, and the Company generates service revenues from laboratory testing services which are provided to medical device manufacturers.

The following table shows the Company’s product revenues by geographic region:

	Year Ended March 31,
	2021	2020
United States	$5,419,000	$7,991,000
Latin America	5,864,000	3,622,000
Europe and Rest of the World	7,234,000	6,164,000
Total	$18,517,000	$17,777,000

The Company’s service revenues in Latin America amounted to $112,000 and $151,000 for the years ended March 31, 2021 and 2020, respectively.

NOTE 19 – Subsequent Events

Employment Agreement with our Chief Executive Officer

Effective on July 1, 2021, the Company entered into a new employment agreement with its Chief Executive Officer, Amy Trombly, after her prior agreement expired pursuant to its terms.

The Company agreed to pay Ms. Trombly a base salary of $325,000 per annum, and to provide standard medical, dental and vacation benefits. Ms. Trombly will be eligible for a bonus of up to $390,000 per year upon the completion of certain agreed-upon goals based on the sole discretion of the Compensation Committee, although the target annual bonus is no more than $162,500 per year. She is also eligible for annual equity grants in the sole discretion of the Compensation Committee. As was the case with her old agreement, certain legal services not provided by Ms. Trombly will continue to be billed by Trombly Business Law, PC. The Board also agreed that during her time as Chief Executive Officer, Ms. Trombly may continue to represent other clients in her role as attorney.

The employment agreement provides Ms. Trombly with certain separation benefits in the event of termination without cause, for good reason or change of control, as such terms are defined in the employment agreement. In the event Ms. Trombly is terminated without cause, or for good reason or upon change of control, she is entitled to:

•	a lump sum severance payment equal to six months of her base salary upon termination without cause or for good reason, and twelve months her base salary upon termination for change of control;
•	upon termination without cause or for good reason a pro-rata bonus, upon determination by the Corporation’s Board of Directors or Compensation Committee, as appropriate, to be made in its sole discretion as to whether to grant a bonus, and a target annual bonus amount of $162,500 upon termination upon change of control. The amount, form and payment schedule of such bonus shall be determined by the Compensation Committee. For the avoidance of doubt, Ms. Trombly shall not be entitled to any bonus solely for reason of termination, unless the Board of Directors or the Compensation Committee, as appropriate, in its sole discretion awards such bonus;
•	automatic vesting of all unvested time-based options and equity awards;
•	vesting of performance-based equity compensation awards in accordance with the terms of the awards, if the performance goals are satisfied, such determination to be in the sole discretion of the Compensation Committee or the Board, as the case may be; and
•	reimbursement for health care premiums under COBRA until the earliest of: (i) six or twelve months following the date of termination depending on the reason for termination; (ii) the date she is no longer eligible to receive COBRA continuation coverage; or (iii) until she becomes eligible for medical insurance coverage provided by another employer.

Either party may terminate the employment agreement for any reason upon at least 60 days prior written notice. Upon termination for any reason, all vested equity awards will remain exercisable for 18 months following the termination. Receipt of the termination benefits described above is contingent on executing a general release of claims against our Company, resignation from any and all directorships and every other position held by the executive with our Company or any of our subsidiaries, and return of all Company property. In addition, Ms. Trombly will be required to comply with the confidentiality, non-compete, anti-solicitation and non-disparagement provisions of the employment agreement during the term of employment and for two years following termination.

Employment Agreement with our Chief Financial Officer

Effective on July 1, 2021, the Company entered into as employment agreement with our Chief Financial Officer, Jerry Dvonch. The Company agreed to pay Mr. Dvonch a base salary of $200,000 per year, and to provide standard medical, dental and vacation benefits. Mr. Dvonch will be eligible for a bonus of up to $240,000 per year upon the completion of certain agreed-upon goals based on the sole discretion of the Compensation Committee, although the target annual bonus is no more than $100,000 per year. He is also eligible for annual equity grants in the sole discretion of the Compensation Committee.

The employment agreement provides Mr. Dvonch with certain separation benefits in the event of termination without cause, for good reason or upon change of control, as such terms are defined in the employment agreement. In the event Mr. Dvonch is terminated without cause, for good reason or upon change of control, he is entitled to:

•	a lump sum severance payment equal to six months of his base salary upon termination without cause or for good reason, and twelve months his base salary upon termination for change of control;
•	upon termination without cause or for good reason a pro-rata bonus, upon determination by the Corporation’s Board of Directors or Compensation Committee, as appropriate, to be made in its sole discretion as to whether to grant a bonus, and a target annual bonus amount of $100,000 upon termination upon change of control. The amount, form and payment schedule of such bonus shall be determined by the Compensation Committee. For the avoidance of doubt, Mr. Dvonch shall not be entitled to any bonus solely for reason of termination, unless the Board of Directors or the Compensation Committee, as appropriate, in its sole discretion awards such bonus;
•	automatic vesting of all unvested time-based options and equity awards;
•	vesting of performance-based equity compensation awards in accordance with the terms of the awards, if the performance goals are satisfied, such determination to be in the sole discretion of the Compensation Committee or the Board, as the case may be; and
•	reimbursement for health care premiums under COBRA until the earliest of: (i) six or twelve months following the date of termination depending on the reason for termination; (ii) the date he is no longer eligible to receive COBRA continuation coverage; or (iii) until he becomes eligible for medical insurance coverage provided by another employer.

Either party may terminate the employment agreement for any reason upon at least 60 days prior written notice. Upon termination for any reason, all vested equity awards will remain exercisable for 18 months following the termination. Receipt of the termination benefits described above is contingent on executing a general release of claims against our Company, resignation from any and all directorships and every other position held by the executive with our Company or any of our subsidiaries, and return of all Company property. In addition, Mr. Dvonch will be required to comply with the confidentiality, non-compete, anti-solicitation and non-disparagement provisions of the employment agreement during the term of employment and for two years following termination.

Employment Agreement with Mr. Bruce Thornton

Effective on July 1, 2021, the Company entered into a new employment agreement with Bruce Thornton, our Chief Operating Officer. The terms of the employment agreement provide for an annual salary of $250,000 for Mr. Thornton. Mr. Thornton also receives certain benefits, such as participation in our health and welfare plans, vacation and reimbursement of expenses and a car allowance. Mr. Thornton will be eligible for a bonus of up to $300,000 per year upon the completion of certain agreed-upon goals based on the sole discretion of the Compensation Committee, although the target annual bonus is no more than $125,000 per year. He is also eligible for annual equity grants in the sole discretion of the Compensation Committee.

As was the case with his prior agreement, the employment agreement provides Mr. Thornton with certain separation benefits in the event of termination without cause, for good reason or upon change of control, as such terms are defined in the employment agreement. In the event Mr. Thornton is terminated without cause, for good reason or upon a change of control, he is entitled to:

•	a lump sum severance payment equal to one time his base salary;
•	a pro-rata bonus, upon determination by the Corporation’s Board of Directors or Compensation Committee, as appropriate, to be made in its sole discretion as to whether to grant a bonus, and if such bonus is granted, the amount, form and payment schedule. For the avoidance of doubt, Mr. Thornton shall not be entitled to any bonus solely for reason of termination, unless the Board of Directors or the Compensation Committee, as appropriate, in its sole discretion awards such bonus;
•	automatic vesting of all unvested time-based options and equity awards and exercisability of awards for the remainder of their respective terms;
•	vesting of performance-based equity compensation awards in accordance with the terms of the awards, if the performance goals are satisfied, such determination to be in the sole discretion of the Compensation Committee or the Board, as the case may be; and
•	reimbursement for health care premiums under COBRA until the earliest of: (i) one year following the date of termination; (ii) the date he is no longer eligible to receive COBRA continuation coverage; or (iii) until he becomes eligible for medical insurance coverage provided by another employer.

Mr. Thornton may terminate his employment for any reason upon at least 30 days prior written notice. Receipt of the termination benefits described above is contingent on executing a general release of claims against the Company, resignation from any and all directorships and every other position held by him with our Company or any of our subsidiaries, and return of all Company property. In addition, Mr. Thornton is not entitled to such benefits if he does not comply with the non-competition and invention assignment provisions of his employment agreement during the term of his employment or the confidentiality, non-solicitation and non-disparagement provisions of the employment agreement, during and for two years after his termination.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of our most recent fiscal year. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2021. We concluded this because of the errors we found in the Form 10-Q filing from June 30, 2020 that were restated in our 10-Q/A that was filed on November 17, 2020. We have determined that there were inadequate spreadsheet controls, a lack of separation of duties with preparation and review of the reported numbers, and inadequate analysis of revenue reporting among other things. We also determined during the current quarter that there were errors related to income tax withholding accruals that required a revision in these financial statements.

Notwithstanding the material weaknesses, management believes the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. generally accepted accounting principles.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2021 as described above.

Management’s Remediation Measures

Management, with oversight from the Audit Committee of the Board of Directors of the Company, is actively engaged in remediation efforts to address the material weaknesses identified in the management’s evaluation of internal controls and procedures. Management has taken a number of actions to remediate the material weaknesses described above, including the following:

•	Improved monitoring and risk assessment activities to address these control deficiencies.
•	Hired a new full time Chief Financial Officer in September 2020 and a new corporate controller in October 2020 to replace the transitionary staff in place while we moved our corporate offices from Petaluma, CA to Woodstock, GA.
•	Separated the preparation of the financial reports from review of the financial reports.
•	Implemented additional process-level controls over revenue recognition of new contracts.
•	Developed and delivered further internal controls training to individuals associated with these control deficiencies and enhance training provided to all personnel who have financial reporting or internal control responsibilities in these areas. The training will include a review of individual roles and responsibilities related to internal controls, proper oversight and reemphasize the importance of completing the control procedures.
•	Did a detailed review of income taxes and our intercompany agreements which uncovered the fact that we should be accruing withholding taxes that will be paid to Mexico when intercompany interest and Technical Assistance payments are made to from Mexico to the United States that we will not be eligible for a tax credit in the United States because of our Net Operating Loss positions.

These improvements are targeted at strengthening the Company’s internal control over financial reporting and remediating the material weaknesses. We remain committed to an effective internal control environment and management believes that these actions and the improvements management expects to achieve as a result, will effectively remediate the material weaknesses. However, the material weaknesses in the Company’s internal control over financial reporting will not be considered remediated until the controls operate for a sufficient period of time and management has concluded, through testing that these controls operate effectively. As of the date of filing this Form 10-K, management is in the process of testing and evaluating these additional controls to determine whether they are operating effectively.

Changes in Internal Control over Financial Reporting

As described above, there were changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The material weakness related to income taxes was discovered and will result in future mitigation activities.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended March 31, 2021 (the “2021 Proxy Statement”).

Item 405 of Regulation S-K requires the disclosure of, based upon our review of the forms submitted to us during and with respect to our most recent fiscal year, any known failure by any director, officer, or beneficial owner of more than ten percent of any class of our securities, or any other person subject to Section 16 of the Exchange Act (“reporting person”) to file timely a report required by Section 16(a) of the Exchange Act. This disclosure is contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2021 Proxy Statement.

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

ITEM 11. Executive Compensation

The information required by this Item is incorporated by reference to the 2021 Proxy Statement.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the 202 Proxy Statement.

The information required to be disclosed by Item 201(d) of Regulation S-K, “Securities Authorized for Issuance Under Equity Compensation Plans,” appears under the caption “Equity Compensation Plan Information” in the 2021 Proxy Statement and such information is incorporated by reference into this report.

ITEM 13. Certain Relationships, Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the 2021 Proxy Statement.

ITEM 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the 2021 Proxy Statement.

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

(b) Exhibits

Exhibit Index

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., effective January 30, 2006 (included as exhibit 3.1 of the Company’s Annual Report on Form 10-K filed June 20, 2007, and incorporated herein by reference).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., effective October 22, 2008 (included as exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 21, 2008, and incorporated herein by reference).
3.4	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective March 29, 2013 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 22, 2013, and incorporated herein by reference).
3.5	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective December 4, 2014 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 8, 2014, and incorporated herein by reference).
3.6	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective October 22, 2015 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 27, 2015, and incorporated herein by reference).
3.7	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective June 24, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 28, 2016, and incorporated herein by reference).
3.8	Certificate of Amendment of Restated Certificate of Incorporation of Sonoma Pharmaceuticals, Inc., as amended, effective December 6, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 7, 2016, and incorporated herein by reference).
3.9	Amended and Restated Bylaws, as amended, of Sonoma Pharmaceuticals, Inc., effective December 6, 2016 (included as exhibit 3.2 to the Company’s Current Report on Form 8-K filed December 7, 2016, and incorporated herein by reference).
3.10	Certificate of Designation of Preferences, Rights and Limitations of Series A 0% Convertible Preferred Stock, filed with the Delaware Secretary of State on April 24, 2012 (included as exhibit 4.2 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).
3.11	Certificate of Designation of Series B Preferred Stock, effective October 18, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 21, 2016, and incorporated herein by references).

3.12	Certificate of Amendment of Restated Certificate of Incorporation of Sonoma Pharmaceuticals, Inc., as amended, effective June 19, 2019 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 19, 2019, and incorporated herein by reference).
4.1	Specimen Common Stock Certificate (included as exhibit 4.1 to the Company’s Annual Report on Form 10-K filed June 28, 2017, and incorporated herein by reference).
4.2	Section 382 Rights Agreement, dated as of October 18, 2016, between Oculus Innovative Sciences, Inc. and Computershare Inc., which includes the Form of Certificate of Designation of Series B Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 21, 2016, and incorporated herein by reference).
4.3	Form of Placement Agent Warrant granted to Dawson James Securities, Inc. and The Benchmark Company, LLC in connection with the March 2, 2018 public offering, dated March 6, 2018 (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 6, 2018, and incorporated herein by reference).
4.4	Form of Placement Agent Warrant granted to Dawson James Securities, Inc. in connection with the November 2019 public offering (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 29, 2019, and incorporated herein by reference).
10.1	Form of Indemnification Agreement between Oculus Innovative Sciences, Inc. and its officers and directors (included as exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.2	Office Lease Agreement, dated October 26, 1999, between Oculus Innovative Sciences, Inc. and RNM Lakeville, L.P. (included as exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.3	Amendment No. 1 to Office Lease Agreement, dated September 15, 2000, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.4	Amendment No. 2 to Office Lease Agreement, dated July 29, 2005, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.5	Amendment No. 3 to Office Lease Agreement, dated August 23, 2006, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.6	Office Lease Agreement, dated May 18, 2006, between Oculus Technologies of Mexico, S.A. de C.V. and Antonio Sergio Arturo Fernandez Valenzuela (translated from Spanish) (included as exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.7	Office Lease Agreement, dated July 2003, between Oculus Innovative Sciences, B.V. and Artikona Holding B.V. (translated from Dutch) (included as exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.8	Form of Director Agreement (included as exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.9	Amended and Restated Oculus Innovative Sciences, Inc. 2006 Stock Incentive Plan and related form stock option plan agreements (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 2, 2007, and incorporated herein by reference).
10.10	Amendment No. 4 to Office Lease Agreement, dated September 13, 2007, by and between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as exhibit 10.43 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).
10.11	Amendment to Office Lease Agreement, effective February 15, 2008, by and between Oculus Innovative Sciences Netherlands B.V. and Artikona Holding B.V. (translated from Dutch) (included as exhibit 10.44 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).
10.12	Amendment No. 5 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and RNM Lakeville, LLC, dated May 18, 2009 (included as exhibit 10.54 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).
10.13	Amendment No. 6 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and RNM Lakeville, L.P., dated April 26, 2011 (included as exhibit 10.52 to the Company’s Annual Report on Form 10-K filed June 3, 2011, and incorporated herein by reference).
10.14	Oculus Innovative Sciences, Inc. 2011 Stock Incentive Plan (included as exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2011, and incorporated herein by reference).
10.15	Amendment No. 7 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and 1125-1137 North McDowell, LLC, dated October 10, 2012 (included as exhibit 10.58 to the Company’s Quarterly Report on Form 10-Q filed November 8, 2012, and incorporated herein by reference).
10.16†	Exclusive Sales and Distribution Agreement, dated November 6, 2015, by and between Oculus Innovative Sciences, Inc. and Manna Pro Products, LLC (included as exhibit 10.1 to the Company’s 8-K filed March 23, 2016 and incorporated herein by reference).

10.17†	Asset Purchase Agreement dated October 27, 2016, between Oculus Innovative Sciences, Inc. and Invekra, S.A.P.I de C.V. (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 31, 2016, and incorporated herein by reference).
10.18†	Amendment Agreement to Acquisition Option dated October 27, 2016, by and between More Pharma Corporation S. de R.L. de C.V. and Oculus Technologies of Mexico, S.A. de C.V. (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 31, 2016, and incorporated herein by reference).
10.19	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Bruce Thornton, dated November 30, 2016 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 1, 2016, and incorporated herein by reference).
10.20	Amendment No. 8 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and SSCOP Properties LLC, dated June 23, 2016 (included as Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on June 28, 2017, and incorporated herein by reference).
10.21	2016 Equity Incentive Plan (included as exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2016, and incorporated herein by reference).
10.22	Securities Purchase Agreement entered into by and between Sonoma Pharmaceuticals, Inc. and Montreux Equity Partners V, L.P., dated March 1, 2018 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 6, 2018, and incorporated herein by reference).
10.23†	Exclusive License and Distribution Agreement entered into by and between Sonoma Pharmaceuticals, Inc. and EMS.S.A., dated June 4, 2018 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 5, 2018, and incorporated herein by reference).
10.24	Placement Agency Agreement entered into by and between Sonoma Pharmaceuticals, Inc. and Dawson James Securities, Inc., dated November 16, 2018 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 21, 2018, and incorporated herein by reference).
10.25	Warrant Agency Agreement entered into by and among Sonoma Pharmaceuticals, Inc., Computershare, Inc. and Computershare Trust Company, N.A., dated November 21, 2018 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 21, 2018, and incorporated herein by reference).
10.26⸸+	Asset Purchase Agreement dated May 14, 2019, between Sonoma Pharmaceuticals, Inc. and Petagon, Ltd. (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 22, 2019, and incorporated herein by reference).
10.27	Placement Agency Agreement entered into by and between Sonoma Pharmaceuticals, Inc. and Dawson James Securities, Inc., as representative, dated November 26, 2019 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 29, 2019, and incorporated herein by reference).
10.28	Employment Agreement between Sonoma Pharmaceuticals, Inc. and Amy Trombly, effective December 26, 2019 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 31, 2019, and incorporated herein by reference).
10.29⸸+	Asset Purchase Agreement dated February 21, 2020, between Sonoma Pharmaceuticals, Inc. and Microsafe Group, DMCC (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 27, 2020, and incorporated herein by reference.)
10.30	Mutual Separation and Release Agreement between the Company and John Dal Poggetto, dated April 14, 2020 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 20, 2020, and incorporated herein by reference.)
10.31⸸+	License, Distribution and Supply Agreement by and between Sonoma Pharmaceuticals, Inc. and Brill International, S.L. dated May 19, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 26, 2020, and incorporated herein by reference.)
10.32	Separation and Release Agreement between the Company and Dr. Robert Northey, dated May 29, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 4, 2020, and incorporated herein by reference.)
10.33	Consulting Agreement between the Company and Dr. Robert Northey, dated May 30, 2020. (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 4, 2020, and incorporated herein by reference.)
10.34⸸+	Asset Purchase Agreement between the Company and Infinity Labs SD, Inc., dated June 24, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 30, 2020, and incorporated herein by reference.)
10.35+	Amendment No. 9 to Office Lease Agreement between the Company and SSCOP Properties LLC, dated June 20, 2020.
10.36+	Woodstock Lease Agreement between the Company and Fowler Crossing Partners, LP, dated October 1, 2018.
10.37⸸	Licensing Agreement between Sonoma Pharmaceuticals, Inc. and Microsafe Group, effective July 27, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 6, 2020, and incorporated herein by reference).
10.38	Offer letter J. Dvonch dated August 10, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 11, 2020, and incorporated herein by reference).

10.39	Amendment No. 1 to the Consulting Agreement between the Company and TechCXO, LLC dated September 10, 2020 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 11, 2020, and incorporated herein by reference).
10.40⸸	Exclusive Licensing and Distribution Agreement between Sonoma Pharmaceuticals, Inc. and Crown Laboratories, Inc., effective December 4, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 10, 2020, and incorporated herein by reference).
10.41⸸	Licensing and Distribution Agreement between Sonoma Pharmaceuticals, Inc. and Gabriel Science, LLC, effective December 14, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2020, and incorporated herein by reference).
10.42	Addendum to Employment Agreement with Amy Trombly, dated January 4, 2021 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 8, 2021, and incorporated herein by reference).
10.43⸸	Exclusive Supply and Distribution Agreement between the Company and EMC Pharma, LLC, dated March 26, 2021 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 31, 2021, and incorporated herein by reference).
10.44	Employment Agreement by and between the Company and Amy Trombly, dated July 1, 2021 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 6, 2021, and incorporated herein by reference).
10.45	Employment Agreement by and between the Company and Jerry Dvonch, dated July 1, 2021 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 6, 2021, and incorporated herein by reference).
10.46	Employment Agreement by and between the Company and Bruce Thornton, dated July 1, 2021 (included as exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 6, 2021, and incorporated herein by reference).
14.1	Code of Business Conduct (included as Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on January 23, 2017, and incorporated herein by reference).
21.1	List of Subsidiaries (included as Exhibit 21.1 to the Company’s Annual Report on Form 10-K on June 28, 2017, and incorporated herein by reference).
23.1*	Consent of Marcum LLP, independent registered public accounting firm.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
†	Confidential treatment has been granted with respect to certain portions of this agreement.
⸸	Certain portions of the exhibit have been omitted to preserve the confidentiality of such information. The Company will furnish copies of any such information to the SEC upon request.
+	The schedules to the exhibit have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any such schedules to the SEC upon request.

Copies of above exhibits not contained herein are available to any stockholder, upon payment of a reasonable per page fee, upon written request to: Chief Financial Officer, Sonoma Pharmaceuticals, Inc., 645 Molly Lane, Suite 150, Woodstock, Georgia, 30189.

(c) Financial Statements and Schedules

Reference is made to Item 15(a)(2) above.

ITEM 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONOMA PHARMACEUTICALS, INC.

Date: July 14, 2021	By:	/s/ Amy Trombly
Amy Trombly President and Chief Executive Officer, (Principal Executive Officer)

Date: July 14, 2021		/s/ Jerome Dvonch
Jerome Dvonch
Chief Financial Officer
(Principal Financial and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Amy Trombly	President, Chief Executive Officer	July 14, 2021
Amy Trombly	(Principal Executive Officer)

/s/ Jerome Dvonch	Chief Financial Officer	July 14, 2021
Jerome Dvonch	(Principal Financial and Principal Accounting Officer)

/s/ Sharon Barbari	Director	July 14, 2021
Sharon Barbari

/s/ Jay Edward Birnbaum	Director	July 14, 2021
Jay Edward Birnbaum

/s/ Philippe Weigerstorfer	Director	July 14, 2021
Philippe Weigerstorfer

/s/ Jerry McLaughlin	Director	July 14, 2021
Jerry McLaughlin

