Form 10-Q
period 2021-06-30
Sonoma Pharmaceuticals, Inc.
filed 2021-08-16
CIK 1367083

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission file number: 001-33216

SONOMA PHARMACEUTICALS, INC.

(Name of registrant as specified in its charter)

Delaware	68-0423298
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer identification No.)

645 Molly Lane, Suite 150 Woodstock, GA	30189
(Address of principal executive offices	(Zip Code)

(800) 759-9305

(Registrant’s telephone number, including area code)

N/A

(Former name or former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value	SNOA	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of August 13, 2021, was 2,092,392.

SONOMA PHARMACEUTICALS, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	June 30, 2021	March 31, 2021
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$2,811	$4,220
Accounts receivable, net	2,998	2,806
Inventories, net	2,620	2,530
Prepaid expenses and other current assets	3,509	3,218
Current portion of deferred consideration, net of discount	219	209
Total current assets	12,157	12,983
Property and equipment, net	373	360
Operating lease, right of use assets	722	769
Deferred consideration, net of discount, less current portion	755	763
Other assets	114	112
Total assets	$14,121	$14,987

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,831	$1,769
Accrued expenses and other current liabilities	1,206	1,154
Deferred revenue	185	267
Deferred revenue Invekra	54	52
Current portion of debt – PPP	1,310	–
Current portion of long-term debt	397	596
Operating lease liabilities	250	240
Total current liabilities	5,233	4,078
Long-term deferred revenue Invekra	225	229
Long-term debt, less current portion – PPP	–	1,310
Withholding tax payable	3,570	3,478
Operating lease liabilities, less current portion	472	529
Total liabilities	$9,500	$9,624
Commitments and Contingencies (Note 6)	–	–
Stockholders’ Equity
Convertible preferred stock, $0.0001 par value; 714,286 shares authorized at June 30, 2021 and March 31, 2021, 0 shares issued and outstanding at June 30, 2021 and March 31, 2021, respectively	–	–
Common stock, $0.0001 par value; 24,000,000 shares authorized June 30, 2021 and March 31, 2021, 2,092,909 shares issued and outstanding at June 30, 2021 and March 31, 2021 (Note 9)	2	2
Additional paid-in capital	189,266	189,217
Accumulated deficit	(180,375)	(179,277)
Accumulated other comprehensive loss	(4,272)	(4,579)
Total stockholders’ equity	4,621	5,363
Total liabilities and stockholders’ equity	$14,121	$14,987

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2021	2020
Revenues	$3,684	$5,767
Cost of revenues	2,231	3,512
Gross profit	1,453	2,255
Operating expenses
Research and development	84	476
Selling, general and administrative	2,273	2,444
Total operating expenses	2,357	2,920
Loss from operations	(904)	(665)
Interest (expense) income, net	(1)	–
Other (expense) income, net	(193)	(121)
Gain on sale of assets	–	77
Income (loss) from continuing operations	$(1,098)	$(709)
Income from discontinued operations (Note 4)	–	949
Net income (loss)	$(1,098)	$240

Net income (loss) per share: basic
Continuing operations	$(0.52)	$(0.39)
Discontinued operations	–	0.52
	$(0.52)	$0.13
Net income (loss) per share: diluted
Continuing operations	$(0.52)	$(0.38)
Discontinued operations	–	0.51
	$(0.52)	$0.13

Weighted-average number of shares used in per common share calculations: basic	2,093	1,839
Weighted-average number of shares used in per common share calculations: diluted	2,093	1,843

Other comprehensive income (loss)
Net income (loss)	$(1,098)	$240
Foreign currency translation adjustments	307	167
Comprehensive income (loss)	$(791)	$407

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income (loss)	$(1,098)	$240
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	48	53
Stock-based compensation	59	63
Gain on sale of assets	–	(872)
Changes in operating assets and liabilities:
Accounts receivable	(112)	(278)
Inventories	(9)	(1,945)
Deferred consideration	39	31
Prepaid expenses and other current assets	(214)	(200)
Operating lease right-of-use assets	67	49
Accounts payable	28	1,660
Accrued expenses and other current liabilities	40	(947)
Withholding tax payable	92	–
Operating lease liabilities	(66)	(46)
Deferred revenue	(97)	(99)
Net cash used in operating activities	(1,223)	(2,291)

Cash flows from investing activities:
Purchases of property and equipment	(49)	(52)
Deposits	–	(4)
Proceeds from sale of assets	–	610
Net cash (used in) provided by investing activities	(49)	554

Cash flows from financing activities:
Payment on ATM agreement offering	(10)	–
Proceeds from exercise of common stock purchase warrants	–	1,490
Proceeds from PPP Loan	–	1,310
Principal payments on long-term debt	(199)	(216)
Net cash (used in) provided by financing activities	(209)	2,584
Effect of exchange rate on cash and cash equivalents	72	13
Net (decrease) increase in cash and cash equivalents	(1,409)	860
Cash and cash equivalents, beginning of period	4,220	3,691
Cash and cash equivalents, end of period	$2,811	$4,551

Supplemental disclosure of cash flow information:
Cash paid for interest	$4	$2

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months ended June 30, 2021 and 2020

(In thousands, except share amounts)

(Unaudited)

	Series C Preferred Stock ($0.0001 par Value)		Common Stock ($0.0001 par Value)		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance, March 31, 2021	–	$–	2,092,909	$2	$189,217	$(179,277)	$(4,579)	$5,363
Transaction costs related to ATM agreement offering	–	–	–	–	(10)	–	–	(10)
Employee stock-based compensation expenses	–	–	–	–	56	–	–	56
Stock based compensation related to issuance of common stock restricted	–	–	–	–	3	–	–	3
Foreign currency translation adjustment	–	–	–	–	–	–	307	307
Net loss	–	–	–	–	–	(1,098)	–	(1,098)
Balance, June 30, 2021	–	$–	2,092,909	$2	$189,266	$(180,375)	$(4,272)	$4,621

	Series C Preferred Stock ($0.0001 par Value)		Common Stock ($0.0001 par Value)		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance, March 31, 2020	1.55	$–	1,777,483	$2	$186,559	$(172,246)	$(5,610)	$8,705
Stock based compensation related to common stock restricted stock grants	–	–	3,086	–	18	–	–	18
Stock based compensation, net of forfeitures	–	–	–	–	45	–	–	45
Issuance of common stock due to warrant exercises	–	–	169,167	–	1,490	–	–	1,490
Conversion of Series C convertible preferred stock into common stock	(1.55)	–	17,222	–	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	–	–	167	167
Net income	–	–	–	–	–	240	–	240
Balance, June 30, 2020	–	$–	1,966,958	$2	$188,112	$(172,006)	$(5,443)	$10,665

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

Impact of Coronavirus

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. In an effort to mitigate the continued spread of the virus, federal, state and local governments, as well as certain private entities have mandated various restrictions, including travel restrictions, restrictions on public gatherings and quarantining of people who may have been exposed to the virus. As a result of these restrictions, together with a general fear of the impact on the global economy and financial markets, there is significant uncertainty surrounding the potential impact on the Company. As events are rapidly changing, the Company is unable to accurately predict the impact that the coronavirus will have on its business due to uncertainties including, but not limited to, the duration of quarantines and other travel restrictions within China, the U.S. and other affected countries, the ultimate geographical spread of the virus, the severity of the disease, the duration of the outbreak and the public’s response to the outbreak.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2021 and for the three months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of June 30, 2021, the condensed consolidated statements of comprehensive income (loss) for the three months ended June 30, 2021 and 2020, the cash flows for the three months ended June 30, 2021 and 2020 and the condensed consolidated statement of stockholders’ equity for the three months ended June 30, 2021 and 2020 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented. The results for the three months ended June 30, 2021 are not necessarily indicative of results to be expected for the year ending March 31, 2022 or for any future interim period. The condensed consolidated balance sheet at March 31, 2021 has been derived from audited consolidated financial statements. These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended March 31, 2021, and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on July 14, 2021.

Note 2.	Liquidity and Financial Condition

The Company reported a net loss of $1,098,000 for the three months ended June 30, 2021. At June 30, 2021 and March 31, 2021, the Company’s accumulated deficit amounted to $180,375,000 and $179,277,000, respectively. The Company had working capital of $6,924,000 and $8,905,000 as of June 30, 2021 and March 31, 2021, respectively.

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

The unsecured loan, which is in the form of a note dated April 29, 2020, matures on April 29, 2022 and bears interest at a rate of 1% per annum, payable monthly commencing on May 1, 2021. The note may be prepaid at any time prior to maturity with no prepayment penalties. The Company has used the loan amount for eligible purposes, such as payroll expenses. The Company has applied for forgiveness and is still waiting for the application to be processed and approved.

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

Net Income (Loss) per Share

The following table provides the net income (loss) for each period along with the computation of basic and diluted net income per share:

	For the Three Months Ended June 30,
(In thousands, except per share data)	2021	2020
Numerator:
Loss from continuing operations	$(1,098)	$(709)
Income from discontinued operations	–	949
Net income (loss)	$(1,098)	$240

Denominator:
Weighted-average number of common shares outstanding: basic	2,093	1,839
Weighted-average number of commons shares outstanding: diluted	2,093	1,843

Net income (loss) per share - basic
Loss per share from continuing operations	$(0.52)	$(0.39)
Income per share from discontinued operations	–	0.52
Net income (loss) per share	$(0.52)	$0.13
Net income (loss) per share - diluted
Loss per share from continuing operations	$(0.52)	$(0.38)
Income per share from discontinued operations	–	0.51
Net income (loss) per share	$(0.52)	$0.13

The computation of basic income per share for the three months ended June 30, 2021 and 2020 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	June 30,
	2021	2020
Common stock to be issued upon vesting of restricted stock units	1,000	5,000
Common stock to be issued upon exercise of options	254,000	252,000
Common stock to be issued upon exercise of warrants	119,000	169,000
Common stock to be issued upon exercise of common stock units (1)	46,000	46,000
	420,000	472,000

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

Disaggregation of Revenue

The following table presents the Company’s disaggregated revenues by revenue source:

	Three Months Ended June 30,
Product	2021	2020
Human Care	$2,715,000	$5,377,000
Animal Care	812,000	377,000
Service and Royalty	157,000	13,000
Total	$3,684,000	$5,767,000

Accounts Receivable

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts, and sales returns. Estimates for cash discounts and sales returns are based on analysis of contractual terms and historical trends.

The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Other factors that the Company considers include its existing contractual obligations, historical payment patterns of its customers and individual customer circumstances, an analysis of days sales outstanding by customer and geographic region, and a review of the local economic environment and its potential impact on government funding and reimbursement practices. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts represents probable credit losses of $120,000 and $125,000 at June 30, 2021 and March 31, 2021, respectively. Additionally, at June 30, 2021 and March 31, 2021 the Company has allowances of $1,564,000 and $1,488,000 respectively, related to potential discounts, returns, distributor fees and rebates. The allowances are included in Accounts Receivable, net in the accompanying condensed consolidated balance sheets.

Inventories

Inventories are stated at the lower of cost, cost being determined on a standard cost basis (which approximates actual cost on a first-in, first-out basis), or net realizable value.

Due to changing market conditions, estimated future requirements, age of the inventories on hand and production of new products, the Company regularly reviews inventory quantities on hand and records a provision to write down excess and obsolete inventory to its estimated net realizable value. The Company recorded a provision to reduce the carrying amounts of inventories to their net realizable value in the amount of $230,000 and $223,000 at June 30, 2021 and March 31, 2021, respectively, which is included in cost of product revenues on the Company’s accompanying condensed consolidated statements of comprehensive income (loss).

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

Note 4.        Sale of Assets to Infinity Labs SD, Inc. and Discontinued Operations

On June 24, 2020, the Company closed on an asset purchase agreement for the sale of its Micromed Laboratories division and testing facility, including all of Micromed’s assets, such as testing equipment, certain office furniture and customer list, with Infinity Labs SD Inc. (“Infinity”) for an aggregate purchase price of $850,000. On the closing date, the Company received $610,000 in cash from this sale which was adjusted for working capital, a credit of $100,000 for future testing services from Infinity over the next two years in lieu of cash, and $60,000 held in escrow for one year, subject to adjustment for certain indemnity claims or purchase price adjustments. The Company also retained its accounts receivables outstanding on the date of closing in the amount of approximately $81,000 and an insignificant amount of liabilities. As part of the transaction, Infinity also assumed the Petaluma lease for the office and lab space. The Company retained the warehouse space to store inventory and assets until September 30. 2020.

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

There were no assets and liabilities of discontinued operations on the condensed consolidated balance sheets as of June 30, 2021 and March 31, 2021.

Income from discontinued operations, net of tax for the three months ended June 30, 2021 and 2020 includes $0 and $154,000, respectively, of gross profit reclassified from continuing operations to discontinued operations during the periods.

Gain on disposal of discontinued operations for the three months ended June 30, 2020, includes $795,000 of gain primarily from the value of the customer base of Micromed.

The following table summarizes our operations of the Micromed business included in discontinued operations:

	Three Months Ended June 30,
	2021	2020
Revenues	$–	$212,000
Cost of Revenues	–	53,000
Selling, general and administrative expenses	–	5,000
Income from discontinued operations before tax	–	154,000
Gain on disposal of discontinued operations before income taxes	–	795,000
Total income from discontinued operations, before tax	–	949,000
Income Tax benefit (expense)	–	–
Income from discontinued operations, net of tax	$–	$949,000

Note 5.	Condensed Consolidated Balance Sheet

Inventories, net

Inventories, net consist of the following:

	June 30,	March 31,
	2021	2021
Raw materials	$1,713,000	$1,670,000
Finished goods	907,000	860,000
	$2,620,000	$2,530,000

The Company reserved $230,000 and $223,000 for obsolescence at June 30, 2021 and March 31, 2021, respectively.

Leases

The Company's operating leases are comprised primarily of facility leases. The Company did not have any finance leases as of June 30, 2021 and March 31, 2021. Balance sheet information related to our leases is presented below:

	June 30,	March 31,
	2021	2021
Operating leases:
Operating lease right-of-use assets	$722,000	$769,000
Operating lease liabilities – current	250,000	240,000
Operating lease liabilities – non- current	472,000	529,000

Other information related to leases is presented below:

Three Months Ended June 30, 2021
Operating lease cost	94,000
Other information:
Operating cash flows from operating leases	67,000
Weighted-average remaining lease term – operating leases (in months)	35.3
Weighted-average discount rate – operating leases	6.00%

As of June 30, 2021, the annual minimum lease payments of our operating lease liabilities were as follows:

For Years Ending March 31,
2022 (excluding the three months ended June 30, 2021)	233,000
2023	262,000
2024	181,000
2025	106,000
Thereafter	15,000
Total future minimum lease payments, undiscounted	797,000
Less: imputed interest	(75,000)
Present value of future minimum lease payments	$722,000

Note 6.	Commitments and Contingencies

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

Employment Agreements

As of June 30, 2021, the Company had employment agreements in place with two of its key executives. These executive employment agreements provide, among other things, for the payment of up to twelve months of severance compensation for terminations under certain circumstances. With respect to these agreements, at June 30, 2021, aggregated annual salaries would be $550,000 and potential severance payments to these key executives would be $550,000 if triggered.

Related Party Transactions

Ms. Trombly was appointed the Chief Executive Officer of the Company. Ms. Trombly is the owner of Trombly Business Law, PC which has been retained by the Company to advise on certain corporate and securities law matters. During the three months ended June 30, 2021 and 2020, the Company incurred $50,000 and $63,000, respectively, in legal services from Trombly Business Law, PC.

Note 7.	Debt

Financing of Insurance Premiums

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

The unsecured loan, which is in the form of a note dated April 29, 2020, matures on April 29, 2022 and bears interest at a rate of 1% per annum, payable monthly commencing on May 1, 2021. The note may be prepaid at any time prior to maturity with no prepayment penalties. The Company has used the loan amount for eligible purposes, such as payroll expenses. The Company applied for forgiveness and is still waiting for the application to be processed and approved.

Note 8.	Stockholders’ Equity

Authorized Capital

The Company is authorized to issue up to 24,000,000 shares of common stock with a par value of $0.0001 per share and 714,286 shares of convertible preferred stock with a par value of $0.0001 per share.

Note 9.	Stock-Based Compensation

Stock-based compensation expense is as follows:

	Three Months Ended June 30,
	2021	2020
Cost of revenues	$–	$(21,000)
Research and development	–	(14,000)
Selling, general and administrative	59,000	98,000
Total stock-based compensation	$59,000	$63,000

At June 30, 2021, there were unrecognized compensation costs of $566,752 related to stock options which is expected to be recognized over a weighted-average amortization period of 2.52 years.

At June 30, 2021, there were unrecognized compensation costs of $2,522 related to restricted stock which is expected to be recognized over a weighted-average amortization period of 0.22 years.

Stock options award activity is as follows:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at April 1, 2021	267,569	$25.16
Options granted	–	–
Options exercised	–	–
Options forfeited	(250)	8.03
Options expired	(13,268)	87.48
Outstanding at June 30, 2021	254,041	$21.92
Exercisable at June 30, 2021	130,970	$34.98

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock, or $7.34 per share at June 30, 2021.

Restricted stock award activity is as follows:

	Number of Shares	Weighted Average Award Date Fair Value per Share
Unvested restricted stock awards outstanding at April 1, 2021	833	$13.68
Restricted stock awards granted	–	–
Restricted stock awards vested	–	–
Restricted stock awards forfeited	–	–
Unvested restricted stock awards outstanding at June 30, 2021	833	$13.68

The Company did not capitalize any cost associated with stock-based compensation.

The Company issues new shares of common stock upon exercise of stock options or release of restricted stock awards.

The Company issues new shares of common stock upon exercise of stock-based awards.

Note 10.	Income Taxes

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

The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized tax benefits will increase or decrease within twelve months of June 30, 2021. The unrecognized tax benefits may increase or change during the next year for items that arise in the ordinary course of business.

Note 11.	Geographic Information

The Company generates revenues from products which are sold into the human and animal healthcare markets.

The following table shows the Company’s revenues by geographic region:

	Three Months Ended June 30,
	2021	2020
United States	$1,592,000	$1,620,000
Latin America	565,000	2,327,000
Europe and Rest of the World	1,527,000	1,820,000
Total	$3,684,000	$5,767,000

Note 12.	Significant Customer Concentrations

For the three months ended June 30, 2021, one customer represented 15% and another comprised 22% of net revenue. For the three months ended June 30, 2020, one customer represented 39% of net revenue.

At June 30, 2021 and March 31, 2021, no customer represented more than 10% of the net accounts receivable balance.

Note 13.	Subsequent Events

Employment Agreement with our Chief Executive Officer

Effective on July 1, 2021, the Company entered into a new employment agreement with its Chief Executive Officer, Amy Trombly, after her prior agreement expired pursuant to its terms.

The Company agreed to pay Ms. Trombly a base salary of $325,000 per annum, and to provide standard medical, dental and vacation benefits. Ms. Trombly will be eligible for a target bonus of up to 50% of her base salary per year upon the completion of certain agreed-upon goals based on the sole discretion of the Compensation Committee, and may earn up to 120% of the target bonus per year for exceeding goals, in the discretion of the Compensation Committee. She is also eligible for annual equity grants in the sole discretion of the Compensation Committee. As was the case with her old agreement, certain legal services not provided by Ms. Trombly will continue to be billed by Trombly Business Law, PC. The Board also agreed that during her time as Chief Executive Officer, Ms. Trombly may continue to represent other clients in her role as attorney.

The employment agreement provides Ms. Trombly with certain separation benefits in the event of termination without cause, for good reason or change of control, as such terms are defined in the employment agreement. In the event Ms. Trombly is terminated without cause, or for good reason or upon change of control, she is entitled to:

·	a lump sum severance payment equal to six months of her base salary upon termination without cause or for good reason, and twelve months her base salary upon termination for change of control;
·	upon termination without cause or for good reason a pro-rata bonus, upon determination by the Corporation’s Board of Directors or Compensation Committee, as appropriate, to be made in its sole discretion as to whether to grant a bonus, and a target annual bonus amount of $162,500 upon termination upon change of control. The amount, form and payment schedule of such bonus shall be determined by the Compensation Committee. For the avoidance of doubt, Ms. Trombly shall not be entitled to any bonus solely for reason of termination, unless the Board of Directors or the Compensation Committee, as appropriate, in its sole discretion awards such bonus;
·	automatic vesting of all unvested time-based options and equity awards;
·	vesting of performance-based equity compensation awards in accordance with the terms of the awards, if the performance goals are satisfied, such determination to be in the sole discretion of the Compensation Committee or the Board, as the case may be; and
·	reimbursement for health care premiums under COBRA until the earliest of: (i) six or twelve months following the date of termination depending on the reason for termination; (ii) the date she is no longer eligible to receive COBRA continuation coverage; or (iii) until she becomes eligible for medical insurance coverage provided by another employer.

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

Employment Agreement with our Chief Financial Officer

Effective on July 1, 2021, the Company entered into as employment agreement with our Chief Financial Officer, Jerry Dvonch. The Company agreed to pay Mr. Dvonch a base salary of $200,000 per year, and to provide standard medical, dental and vacation benefits. Mr. Dvonch will be eligible for a target bonus of up to 50% of his base salary per year upon the completion of certain agreed-upon goals based on the sole discretion of the Compensation Committee, and may earn up to 120% of the target bonus per year for exceeding goals, in the discretion of the Compensation Committee. He is also eligible for annual equity grants in the sole discretion of the Compensation Committee.

The employment agreement provides Mr. Dvonch with certain separation benefits in the event of termination without cause, for good reason or upon change of control, as such terms are defined in the employment agreement. In the event Mr. Dvonch is terminated without cause, for good reason or upon change of control, he is entitled to:

·	a lump sum severance payment equal to six months of his base salary upon termination without cause or for good reason, and twelve months his base salary upon termination for change of control;
·	upon termination without cause or for good reason a pro-rata bonus, upon determination by the Corporation’s Board of Directors or Compensation Committee, as appropriate, to be made in its sole discretion as to whether to grant a bonus, and a target annual bonus amount of $100,000 upon termination upon change of control. The amount, form and payment schedule of such bonus shall be determined by the Compensation Committee. For the avoidance of doubt, Mr. Dvonch shall not be entitled to any bonus solely for reason of termination, unless the Board of Directors or the Compensation Committee, as appropriate, in its sole discretion awards such bonus;
·	automatic vesting of all unvested time-based options and equity awards;
·	vesting of performance-based equity compensation awards in accordance with the terms of the awards, if the performance goals are satisfied, such determination to be in the sole discretion of the Compensation Committee or the Board, as the case may be; and
·	reimbursement for health care premiums under COBRA until the earliest of: (i) six or twelve months following the date of termination depending on the reason for termination; (ii) the date he is no longer eligible to receive COBRA continuation coverage; or (iii) until he becomes eligible for medical insurance coverage provided by another employer.

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

Employment Agreement with Mr. Bruce Thornton

Effective on July 1, 2021, the Company entered into a new employment agreement with Bruce Thornton, our Chief Operating Officer. The terms of the employment agreement provide for an annual salary of $250,000 for Mr. Thornton. Mr. Thornton also receives certain benefits, such as participation in our health and welfare plans, vacation and reimbursement of expenses and a car allowance. Mr. Thornton will be eligible for a target bonus of up to 50% of his base salary per year upon the completion of certain agreed-upon goals based on the sole discretion of the Compensation Committee, and may earn up to 120% of the target bonus per year for exceeding goals, in the discretion of the Compensation Committee. He is also eligible for annual equity grants in the sole discretion of the Compensation Committee.

As was the case with his prior agreement, the employment agreement provides Mr. Thornton with certain separation benefits in the event of termination without cause, for good reason or upon change of control, as such terms are defined in the employment agreement. In the event Mr. Thornton is terminated without cause, for good reason or upon a change of control, he is entitled to:

·	a lump sum severance payment equal to one time his base salary;
·	a pro-rata bonus, upon determination by the Corporation’s Board of Directors or Compensation Committee, as appropriate, to be made in its sole discretion as to whether to grant a bonus, and if such bonus is granted, the amount, form and payment schedule. For the avoidance of doubt, Mr. Thornton shall not be entitled to any bonus solely for reason of termination, unless the Board of Directors or the Compensation Committee, as appropriate, in its sole discretion awards such bonus;
·	automatic vesting of all unvested time-based options and equity awards and exercisability of awards for the remainder of their respective terms;
·	vesting of performance-based equity compensation awards in accordance with the terms of the awards, if the performance goals are satisfied, such determination to be in the sole discretion of the Compensation Committee or the Board, as the case may be; and
·	reimbursement for health care premiums under COBRA until the earliest of: (i) one year following the date of termination; (ii) the date he is no longer eligible to receive COBRA continuation coverage; or (iii) until he becomes eligible for medical insurance coverage provided by another employer.

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

At-The-Market Offering Agreement

On July 30, 2021, the Company entered into an At-The-Market Offering Agreement, or the ATM Agreement, with H.C. Wainwright & Co., LLC, as sales agent, pursuant to which the Company may offer and sell, from time to time, through Wainwright shares of its common stock, $0.0001 par value per share. The Company will pay Wainwright a commission of 3% of the aggregate gross proceeds from each sale of shares and has agreed to provide Wainwright with customary indemnification and contribution rights. The Company also agreed to reimburse Wainwright for certain specified expenses of up to $50,000.

Sales of shares of common stock under the ATM Agreement will be made pursuant to the registration statement on Form S-3 (File No. 333-250925), which was declared effective by the U.S. Securities and Exchange Commission, or SEC, on December 22, 2020, and a related prospectus supplement filed with the SEC on July 30, 2021, for an aggregate offering price of up to $6,000,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as of June 30, 2021 and our audited consolidated financial statements for the year ended March 31, 2021 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 14, 2021.

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

Forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to the risks described in our Annual Report on Form 10-K including: the impact of the COVID-19 pandemic on the overall economy and our results of operations; our ability to become profitable; the impact of changes to reimbursement levels from third-party payors or increased pricing pressure due to rebates; the impact of the Invekra transaction on our business and results of operations; our dependence on third-party distributors; certain tax impacts of inter-company loans between us and our Mexican subsidiary; the progress and timing of our development programs and regulatory approvals for our products; the benefits and effectiveness of our products; the ability of our products to meet existing or future regulatory standards; the progress and timing of clinical trials and physician studies; our expectations and capabilities relating to the sales and marketing of our current products and our product candidates; our ability to compete with other companies that are developing or selling products that are competitive with our products; the establishment of strategic partnerships for the development or sale of products; the risk our research and development efforts do not lead to new products; the timing of commercializing our products; our ability to penetrate markets through our sales force, distribution network, and strategic business partners to gain a foothold in the market and generate attractive margins; the ability to attain specified revenue goals within a specified time frame, if at all, or to reduce costs; the outcome of discussions with the U.S. Food and Drug Administration, or FDA, and other regulatory agencies; the content and timing of submissions to, and decisions made by, the FDA and other regulatory agencies, including demonstrating to the satisfaction of the FDA the safety and efficacy of our products; our ability to manufacture sufficient amounts of our products for commercialization activities; our ability to protect our intellectual property and operate our business without infringing on the intellectual property of others; our ability to continue to expand our intellectual property portfolio; the risk we may need to indemnify our distributors or other third parties; risks attendant with conducting a significant portion of our business outside the United States; our ability to comply with complex federal and state fraud and abuse laws, including state and federal anti-kickback laws; risks associated with changes to health care laws; our ability to attract and retain qualified directors, officers and employees; our expectations relating to the concentration of our revenue from international sales; our ability to expand to and commercialize products in markets outside the wound care market; our ability to protect our information technology and infrastructure; and the impact of any future changes in accounting regulations or practices in general with respect to public companies. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

Our Business

We are a global healthcare leader for developing and producing stabilized hypochlorous acid, or HOCl, products for a wide range of applications, including wound care, animal health care, eye care, oral care, disinfectant use and dermatological conditions. Our products reduce infections, itch, pain, scarring and harmful inflammatory responses in a safe and effective manner. In-vitro and clinical studies of HOCl show it to have impressive antipruritic, antimicrobial, antiviral and anti-inflammatory properties. Our stabilized HOCl immediately relieves itch and pain, kills pathogens and breaks down biofilm, does not sting or irritate skin and oxygenates the cells in the area treated assisting the body in its natural healing process. We sell our products either directly or via partners in 54 countries worldwide.

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

Results of Continuing Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

Revenue

The following table shows our consolidated total revenue and revenue by geographic region for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
(In thousands)	2021	2020	$ Change	% Change
United States	$1,592	$1,620	$(28)	(2%	)
Latin America	565	2,327	(1,762)	(76%	)
Europe and Rest of the World	1,527	1,820	(293)	(16%	)
Total	$3,684	$5,767	$(2,083)	(36%	)

The decrease in United States revenues for the three months ended June 30, 2021 compared to the same periods in the prior year of ($28,000), is primarily the result of a decrease in dermatology revenue as the result of the associated restructuring of our sales team in response to COVID-19 and a decrease in eye care revenue. This decrease was mostly offset by revenue for wound care products and other indications increasing by 41% from the prior year, and by increases in revenue for our animal care products of $438,000.

As a result of the asset purchase agreement and arrangement we entered into on October 27, 2016 with Invekra, we were obligated to supply Invekra with product at a reduced price through October 27, 2020. We processed orders from Invekra through March 2021 and we expect fewer future orders as Invekra transitions to their own manufacturing. We continue to manufacture for Invekra after March 2021 in smaller amounts as an overflow manufacturer. However, we charged market prices for manufacturing after October 27, 2020. The decrease in revenue in Latin America was the result of the Invekra revenue declining to $565,000 from $2.2 million in the prior year. We expect this trend of reduced Invekra revenue to continue going forward.

The decline in Europe and Rest of World revenue was the result of a decline in revenue from Brill because they started up in the first quarter of last year and made significant start-up orders.

 Cost of Revenue and Gross Profit

The cost of revenue and gross profit metrics are as follows:

	Three Months ended June 30,
(In thousands, except for percentages)	2021	2020	Change	% Change
Cost of Revenue	$2,231	$3,512	$(1,281)	(36%	)
Cost of Revenue as a % of Revenue	61%	61%
Gross Profit	$1,453	$2,255	$(802)	(36)%
Gross Profit as a % of Revenue	39%	39%

Research and Development Expense

The research and development metrics are as follows:

	Three Months ended June 30,
(In thousands, except for percentages)	2021	2020	Change	% Change
Research and Development Expense	$84	$476	$(392)	(82)%
Research and Development Expense as a % of Revenue	2%	8%	(6)%

For the three months ended June 30, 2021, research and development expenses decreased as a result the closure of our research and development facility in Seattle, Washington and its relocation to our facility in Mexico.

Selling, General and Administrative Expense

The selling, general and administrative expense metrics are as follows:

	Three Months ended June 30,
(In thousands, except for percentages)	2021	2020	Change	% Change
Selling, General and Administrative Expense	$2,273	$2,444	$(171)	(7)%
Selling, General and Administrative Expense as a % of Revenue	62%	42%	20%

The decline in Selling, General and Administrative expense for the three months ended June 30, 2021 was the result of result of reduction in sales force as a result of EMC transaction. The increase in selling, general and administrative expenses as a % of revenue was the result of the decline in revenue.

Interest Expense

Interest expense for the three months ended June 30, 2021 of $3,000 increased by $1,000, or 33%, when compared to $2,000 for the three months ended June 30, 2020.

Interest Income

Interest income for the three months ended June 30, 2021 of $2,000 remained flat, when compared to $2,000 for the three months ended June 30, 2020.

Other (Expense) Income

Other expense for the three months ended June 30, 2021 of $193,000 increased by $72,000 when compared to other expense of $121,000 for the three months ended June 30, 2020. The increase in other income relates primarily to fluctuations in foreign exchange.

Gain on Sale of Assets

For the three months ended June 30, 2021, we reported no income related to the sale of assets. For the three months ended June 30, 2020, we reported income related to the sale of certain assets to Infinity in the amount of $77,000.

Net Loss from Continuing Operations

Net loss from continuing operations for the three months ended June 30, 2021 of $1,098,000 increased by $390,000, or 55% when compared to loss from continuing operations of $709,000 for the three months ended June 30, 2020.

Results of Discontinued Operations

Comparison of Three Months Ended June 30, 2021 and 2020

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

Income from discontinued operations, net of tax for the three months ended June 30, 2021 and 2020 includes zero and $154,000, respectively, of gross profit reclassified from continuing operations to discontinued operations during the periods.

Gain on disposal of discontinued operations for the three months ended June 30, 2020, includes $795,000 of gain primarily from the value of the customer base of Micromed.

The following table summarizes our operations of the Micromed business included in discontinued operations:

	Three Months Ended June 30,
	2021	2020
Revenues	$–	$212,000
Cost of Revenues	–	53,000
Selling, general and administrative expenses	–	5,000
Income from discontinued operations before tax	–	154,000
Gain on disposal of discontinued operations before income taxes	–	795,000
Total income from discontinued operations, before tax	–	949,000
Income Tax benefit (expense)	–	–
Income from discontinued operations, net of tax	$–	$949,000

Net Income (Loss)

The following table provides the net income (loss) for each period along with the computation of basic and diluted net income per share:

	For the Three Months Ended June 30,
(In thousands, except per share data)	2021	2020
Numerator:
Loss from continuing operations	$(1,098)	$(709)
Income from discontinued operations	–	949
Net income (loss)	$(1,098)	$240

Denominator:
Weighted-average number of common shares outstanding: basic	2,093	1,839
Weighted-average number of commons shares outstanding: diluted	2,093	1,843

Net income (loss) per share - basic
Loss per share from continuing operations	$(0.52)	$(0.39)
Income per share from discontinued operations	–	0.52
Net income (loss) per share	$(0.52)	$0.13

Net income (loss) per share - diluted
Loss per share from continuing operations	$(0.52)	$(0.38)
Income per share from discontinued operations	–	0.51
Net income (loss) per share	$(0.52)	$0.13

Liquidity and Capital Resources

We reported a net loss of $1,098,000 for the three months ended June 30, 2021. At June 30, 2021 and March 31, 2021, our accumulated deficit amounted to $180,375,000 and $179,277,000 respectively. We had working capital of $6,924,000 and $8,905,000 as of June 30, 2021 and March 31, 2021, respectively.

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

Sources of Liquidity

As of June 30, 2021, we had cash and cash equivalents of $2,811,000. Since our inception, substantially all of our operations have been financed through sales of equity securities. Other sources of financing that we have used to date include our revenues, as well as various loans and the sale of certain assets to Invekra, Petagon, Microsafe and Infinity Labs.

Since July 1, 2020, substantially all of our operations have been financed through the following transactions:

•	Proceeds of $797,000 received from the exercise of common stock purchase warrants and options;

Cash Flows

The following table presents a summary of our consolidated cash flows for operating, investing and financing activities for the three months ended June 30, 2021 and 2020 as well balances of cash and cash equivalents and working capital:

	Three Months ended June 30,
(In thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$(1,223)	$(2,291)
Investing activities	(49)	554
Financing activities	(209)	2,584
Effect of exchange rates on cash	72	13
Net change in cash and cash equivalents	(1,409)	860
Cash and cash equivalents, beginning of the period	4,220	3,691
Cash and cash equivalents, end of the period	$2,811	$4,551
Working capital (1), end of period	$6,924	$10,873

(1)	Defined as current assets minus current liabilities.

As of June 30, 2020, we had cash and cash equivalents of $2,811,000, compared to $4,551,000 as of June 30, 2020.

Net cash used by operating activities during the three months ended June 30, 2021 was $1,223,000, primarily due to a net loss of $1,098,000 and an increase in accounts receivable.

Net cash used by operating activities during the three months ended June 30, 2020 was $2,291,000, primarily due to an increase in inventories of $1,945,000, a decrease in accrued expenses of $947,000 and an increase in accounts receivables of $278,000 in the period. These uses were partially offset by net income of $240,000 and an increase in accounts payable of $1,660,000.

Net cash used in investing activities was $49,000 for three months ended June 30, 2021, primarily related to the purchase of equipment.

Net cash provided by investing activities was $554,000 for three months ended June 30, 2020, primarily related to the proceeds from the sale of our Micromed division of $610,000 partially offset by the purchase of equipment.

Net cash used in financing activities was $209,000 for the three months ended June 30, 2021, primarily related to principal payments on long-term debt of $199,000.

Net cash provided by financing activities was $2,584,000 for the three months ended June 30, 2020, primarily related to proceeds from the exercise of common stock purchase warrants of $1,490,000, PPP loans of $1,310,000, partially offset by principal payments on long-term debt of $216,000.

Material Trends and Uncertainties

On March 26, 2021, we entered into an agreement with EMC Pharma, LLC for the exclusive right to manage, market and distribute Sonoma’s HOCl based prescription dermatology and eye care products in the United States for an initial term of five years, subject to extension. As a result of this arrangement, starting in the three months ended September 30, 2021 we expect our revenue from these products to decline because the transfer price that EMC Pharma, LLC pays will be lower than the prices we received for these products when we sold them ourselves. We further expect to have significantly lower operating costs as the result of not having a direct sales force and the operational costs associated with servicing that revenue, as well as no longer providing rebates. We expect the cost reductions to be greater than the decline in revenue and expect this transaction to improve our overall financial performance.

During the quarter ended June 30, 2021 and 2020, revenue from sales to our Latin America partner Invekra amounted to approximately 15% and 39% of our revenues, respectively. As previously disclosed, we had an agreement with Invekra that obligated us to provide manufacturing for Invekra at reduced prices close to our cost through October 27, 2020. Since that contract ended, we believe Invekra has established their own manufacturing however Invekra has continued to place overflow orders with us. These orders have been at a much lower volume than during the contract term ended October 27, 2020, but at a higher margin as we are no longer obligated to provide low-cost manufacturing. We may continue to sell product to Invekra at prices commensurate with the market. Invekra has remained as a significant customer even after the contract expired.

As we have previously discussed in our annual report on Form 10-K filed with the SEC on July 14, 2021, we face a substantial Mexico tax liability, intercompany debt, unpaid technical assistance charges and accrued interest. These amounts are not due until 2027. We have engaged tax professionals to review all options to limit our exposure to these amounts and to proceed in a manner that is most advantageous to the Company.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2021. We concluded this because of the errors we found in the Form 10-Q filing from June 30, 2020 that were restated in our 10-Q/A that was filed on November 17, 2020. We also found an error on withholding taxes for our Mexico entity which resulted in a correction in our 10-K that was filed on July 14, 2021. We have determined that there were inadequate spreadsheet controls, a lack of separation of duties with preparation and review of the reported numbers, and inadequate analysis of revenue reporting among other things. We also determined that we had inadequate review of tax consequences of our intercompany transactions that was determined when we did a tax planning exercise with a tax consultant.

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

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The material weaknesses discussed above were subsequently identified and will result in future mitigation activities.

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

There have been no material changes from risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended March 31, 2021, as filed with the SEC July 14, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue any unregistered securities during the quarter ended April 31, 2021 and through August 13, 2021.

Item 3.	Default Upon Senior Securities

We did not default upon any senior securities during the quarter ended June 30, 2021.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Index

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., effective January 30, 2006 (included as exhibit 3.1 of the Company’s Annual Report on Form 10-K filed June 20, 2007, and incorporated herein by reference).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., effective October 22, 2008 (included as exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 21, 2008, and incorporated herein by reference).
3.4	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective March 29, 2013 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 22, 2013, and incorporated herein by reference).
3.5	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective December 4, 2014 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 8, 2014, and incorporated herein by reference).
3.6	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective October 22, 2015 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 27, 2015, and incorporated herein by reference).
3.7	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective June 24, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 28, 2016, and incorporated herein by reference).

3.8	Certificate of Amendment of Restated Certificate of Incorporation of Sonoma Pharmaceuticals, Inc., as amended, effective December 6, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 7, 2016, and incorporated herein by reference).
3.9	Amended and Restated Bylaws, as amended, of Sonoma Pharmaceuticals, Inc., effective December 6, 2016 (included as exhibit 3.2 to the Company’s Current Report on Form 8-K filed December 7, 2016, and incorporated herein by reference).
3.10	Certificate of Designation of Preferences, Rights and Limitations of Series A 0% Convertible Preferred Stock, filed with the Delaware Secretary of State on April 24, 2012 (included as exhibit 4.2 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).
3.11	Certificate of Designation of Series B Preferred Stock, effective October 18, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 21, 2016, and incorporated herein by references).
3.12	Certificate of Amendment of Restated Certificate of Incorporation of Sonoma Pharmaceuticals, Inc., as amended, effective June 19, 2019 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 19, 2019, and incorporated herein by reference).
4.1	Specimen Common Stock Certificate (included as exhibit 4.1 to the Company’s Annual Report on Form 10-K filed June 28, 2017, and incorporated herein by reference).
4.2	Section 382 Rights Agreement, dated as of October 18, 2016, between Oculus Innovative Sciences, Inc. and Computershare Inc., which includes the Form of Certificate of Designation of Series B Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 21, 2016, and incorporated herein by reference).
4.3	Form of Placement Agent Warrant granted to Dawson James Securities, Inc. and The Benchmark Company, LLC in connection with the March 2, 2018 public offering, dated March 6, 2018 (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 6, 2018, and incorporated herein by reference).
4.4	Form of Placement Agent Warrant granted to Dawson James Securities, Inc. in connection with the November 2019 public offering (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 29, 2019, and incorporated herein by reference).
10.1	Form of Indemnification Agreement between Oculus Innovative Sciences, Inc. and its officers and directors (included as exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.2	Office Lease Agreement, dated October 26, 1999, between Oculus Innovative Sciences, Inc. and RNM Lakeville, L.P. (included as exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.3	Amendment No. 1 to Office Lease Agreement, dated September 15, 2000, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.4	Amendment No. 2 to Office Lease Agreement, dated July 29, 2005, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.5	Amendment No. 3 to Office Lease Agreement, dated August 23, 2006, between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.6	Office Lease Agreement, dated May 18, 2006, between Oculus Technologies of Mexico, S.A. de C.V. and Antonio Sergio Arturo Fernandez Valenzuela (translated from Spanish) (included as exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.7	Office Lease Agreement, dated July 2003, between Oculus Innovative Sciences, B.V. and Artikona Holding B.V. (translated from Dutch) (included as exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.8	Form of Director Agreement (included as exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.9	Amended and Restated Oculus Innovative Sciences, Inc. 2006 Stock Incentive Plan and related form stock option plan agreements (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 2, 2007, and incorporated herein by reference).
10.10	Amendment No. 4 to Office Lease Agreement, dated September 13, 2007, by and between Oculus Innovative Sciences, Inc. and RNM Lakeville L.P. (included as exhibit 10.43 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).

10.11	Amendment to Office Lease Agreement, effective February 15, 2008, by and between Oculus Innovative Sciences Netherlands B.V. and Artikona Holding B.V. (translated from Dutch) (included as exhibit 10.44 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).
10.12	Amendment No. 5 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and RNM Lakeville, LLC, dated May 18, 2009 (included as exhibit 10.54 to the Company’s Annual Report on Form 10-K filed June 11, 2009, and incorporated herein by reference).
10.13	Amendment No. 6 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and RNM Lakeville, L.P., dated April 26, 2011 (included as exhibit 10.52 to the Company’s Annual Report on Form 10-K filed June 3, 2011, and incorporated herein by reference).
10.14	Oculus Innovative Sciences, Inc. 2011 Stock Incentive Plan (included as exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2011, and incorporated herein by reference).
10.15	Amendment No. 7 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and 1125-1137 North McDowell, LLC, dated October 10, 2012 (included as exhibit 10.58 to the Company’s Quarterly Report on Form 10-Q filed November 8, 2012, and incorporated herein by reference).
10.16†	Exclusive Sales and Distribution Agreement, dated November 6, 2015, by and between Oculus Innovative Sciences, Inc. and Manna Pro Products, LLC (included as exhibit 10.1 to the Company’s 8-K filed March 23, 2016 and incorporated herein by reference).
10.17†	Asset Purchase Agreement dated October 27, 2016, between Oculus Innovative Sciences, Inc. and Invekra, S.A.P.I de C.V. (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 31, 2016, and incorporated herein by reference).
10.18†	Amendment Agreement to Acquisition Option dated October 27, 2016, by and between More Pharma Corporation S. de R.L. de C.V. and Oculus Technologies of Mexico, S.A. de C.V. (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 31, 2016, and incorporated herein by reference).
10.19	Employment Agreement by and between Oculus Innovative Sciences, Inc. and Bruce Thornton, dated November 30, 2016 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 1, 2016, and incorporated herein by reference).
10.20	Amendment No. 8 to Office Lease Agreement by and between Oculus Innovative Sciences, Inc. and SSCOP Properties LLC, dated June 23, 2016 (included as Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on June 28, 2017, and incorporated herein by reference).
10.21	2016 Equity Incentive Plan (included as exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2016, and incorporated herein by reference).
10.22	Securities Purchase Agreement entered into by and between Sonoma Pharmaceuticals, Inc. and Montreux Equity Partners V, L.P., dated March 1, 2018 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 6, 2018, and incorporated herein by reference).
10.23†	Exclusive License and Distribution Agreement entered into by and between Sonoma Pharmaceuticals, Inc. and EMS.S.A., dated June 4, 2018 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 5, 2018, and incorporated herein by reference).
10.24	Placement Agency Agreement entered into by and between Sonoma Pharmaceuticals, Inc. and Dawson James Securities, Inc., dated November 16, 2018 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 21, 2018, and incorporated herein by reference).
10.25	Warrant Agency Agreement entered into by and among Sonoma Pharmaceuticals, Inc., Computershare, Inc. and Computershare Trust Company, N.A., dated November 21, 2018 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 21, 2018, and incorporated herein by reference).
10.26⸸+	Asset Purchase Agreement dated May 14, 2019, between Sonoma Pharmaceuticals, Inc. and Petagon, Ltd. (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 22, 2019, and incorporated herein by reference).
10.27	Placement Agency Agreement entered into by and between Sonoma Pharmaceuticals, Inc. and Dawson James Securities, Inc., as representative, dated November 26, 2019 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 29, 2019, and incorporated herein by reference).
10.28	Employment Agreement between Sonoma Pharmaceuticals, Inc. and Amy Trombly, effective December 26, 2019 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 31, 2019, and incorporated herein by reference).
10.29⸸+	Asset Purchase Agreement dated February 21, 2020, between Sonoma Pharmaceuticals, Inc. and Microsafe Group, DMCC (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 27, 2020, and incorporated herein by reference.)
10.30	Mutual Separation and Release Agreement between the Company and John Dal Poggetto, dated April 14, 2020 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 20, 2020, and incorporated herein by reference.)

10.31⸸+	License, Distribution and Supply Agreement by and between Sonoma Pharmaceuticals, Inc. and Brill International, S.L. dated May 19, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 26, 2020, and incorporated herein by reference.)
10.32	Separation and Release Agreement between the Company and Dr. Robert Northey, dated May 29, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 4, 2020, and incorporated herein by reference.)
10.33	Consulting Agreement between the Company and Dr. Robert Northey, dated May 30, 2020. (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 4, 2020, and incorporated herein by reference.)
10.34⸸+	Asset Purchase Agreement between the Company and Infinity Labs SD, Inc., dated June 24, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 30, 2020, and incorporated herein by reference.)
10.35+	Amendment No. 9 to Office Lease Agreement between the Company and SSCOP Properties LLC, dated June 20, 2020.
10.36+	Woodstock Lease Agreement between the Company and Fowler Crossing Partners, LP, dated October 1, 2018.
10.37⸸	Licensing Agreement between Sonoma Pharmaceuticals, Inc. and Microsafe Group, effective July 27, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 6, 2020, and incorporated herein by reference).
10.38	Offer letter J. Dvonch dated August 10, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 11, 2020, and incorporated herein by reference).
10.39	Amendment No. 1 to the Consulting Agreement between the Company and TechCXO, LLC dated September 10, 2020 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 11, 2020, and incorporated herein by reference).
10.40⸸	Exclusive Licensing and Distribution Agreement between Sonoma Pharmaceuticals, Inc. and Crown Laboratories, Inc., effective December 4, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 10, 2020, and incorporated herein by reference).
10.41⸸	Licensing and Distribution Agreement between Sonoma Pharmaceuticals, Inc. and Gabriel Science, LLC, effective December 14, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2020, and incorporated herein by reference).
10.42	Addendum to Employment Agreement with Amy Trombly, dated January 4, 2021 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 8, 2021, and incorporated herein by reference).
10.43⸸	Exclusive Supply and Distribution Agreement between the Company and EMC Pharma, LLC, dated March 26, 2021 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 31, 2021, and incorporated herein by reference).
10.44	Employment Agreement by and between the Company and Amy Trombly, dated July 1, 2021 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 6, 2021, and incorporated herein by reference).
10.45	Employment Agreement by and between the Company and Jerry Dvonch, dated July 1, 2021 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 6, 2021, and incorporated herein by reference).
10.46	Employment Agreement by and between the Company and Bruce Thornton, dated July 1, 2021 (included as exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 6, 2021, and incorporated herein by reference).
10.47	At-The-Market Offering Agreement, by and between the Company and H.C. Wainwright & Co., LLC, dated July 30, 2021 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 30, 2021, and incorporated herein by reference).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	InlineXBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
†	Confidential treatment has been granted with respect to certain portions of this agreement.
⸸	Certain portions of the exhibit have been omitted to preserve the confidentiality of such information. The Company will furnish copies of any such information to the SEC upon request.
+	The schedules to the exhibit have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any such schedules to the SEC upon request.

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

Date: August 16, 2021	By:	/s/ Amy Trombly
Amy Trombly President and Chief Executive Officer, (Principal Executive Officer)

Date: August 16, 2021		/s/ Jerome Dvonch
Jerome Dvonch
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

