Form 10-Q
period 2021-09-30
Sonoma Pharmaceuticals, Inc.
filed 2021-11-15
CIK 1367083

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of November 12, 2021, was 3,097,674.

SONOMA PHARMACEUTICALS, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	September 30, 2021	March 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,392	$4,220
Accounts receivable, net	3,416	2,806
Inventories, net	2,482	2,530
Prepaid expenses and other current assets	3,519	3,218
Current portion of deferred consideration, net of discount	212	209
Total current assets	18,021	12,983
Property and equipment, net	337	360
Operating lease, right of use assets	700	769
Deferred consideration, net of discount, less current portion	694	763
Other assets	76	112
Total assets	$19,828	$14,987

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,876	$1,769
Accrued expenses and other current liabilities	987	1,154
Deferred revenue	100	267
Deferred revenue Invekra	53	52
Current portion of debt – PPP	587	–
Current portion of long-term debt	199	596
Operating lease liabilities	276	240
Total current liabilities	4,078	4,078
Long-term deferred revenue Invekra	205	229
Long-term debt, less current portion – PPP	–	1,310
Withholding tax payable	3,661	3,478
Operating lease liabilities, less current portion	424	529
Total liabilities	$8,368	$9,624
Commitments and Contingencies (Note 6)	–	–
Stockholders’ Equity:
Series C Convertible preferred stock, $0.0001 par value; 714,286 shares authorized at September 30, 2021 and March 31, 2021, 0 shares issued and outstanding at September 30, 2021 and March 31, 2021	–	–
Common stock, $0.0001 par value; 24,000,000 shares authorized September 30, 2021 and March 31, 2021, 3,004,741 and 2,092,909 shares issued and outstanding at September 30, 2021 and March 31, 2021, respectively (Note 9)	3	2
Additional paid-in capital	196,438	189,217
Accumulated deficit	(180,475)	(179,277)
Accumulated other comprehensive loss	(4,506)	(4,579)
Total stockholders’ equity	11,460	5,363
Total liabilities and stockholders’ equity	$19,828	$14,987

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Revenues	$3,744	$5,769	$7,428	$11,536
Cost of revenues	2,503	3,267	4,734	6,779
Gross profit	1,241	2,502	2,694	4,757
Operating expenses
Research and development	10	(85)	95	391
Selling, general and administrative	2,195	2,418	4,468	4,862
Total operating expenses	2,205	2,333	4,563	5,253
Income (loss) from operations	(964)	169	(1,869)	(496)
Interest (expense) income, net	(4)	4	(5)	4
Other (expense) income, net	723	(77)	531	(197)
Gain on sale of assets	150	55	150	132
Income (loss) from continuing operations	(95)	151	(1,193)	(557)
Income tax expense	(5)	–	(5)	–
Income (loss) from discontinued operations (Note 4)	–	(31)	–	917
Net income (loss)	$(100)	$120	$(1,198)	$360
Net income (loss) per share: basic
Continuing operations	$(0.04)	$0.08	$(0.54)	$(0.29)
Discontinued operations	–	(0.02)	–	0.48
Total Basic Net income (loss) per share	$(0.04)	$0.06	$(0.54)	$0.19
Net income (loss) per share: diluted
Continuing operations	$(0.04)	$0.07	$(0.54)	$(0.26)
Discontinued operations	–	(0.01)	–	0.43
Total diluted net income (loss) per share	$(0.04)	$0.06	$(0.54)	$0.17
Weighted-average number of shares used in per common share calculations: basic	2,344	2,008	2,219	1,924
Weighted-average number of shares used in per common share calculations: diluted	2,344	2,159	2,219	2,118
Other comprehensive income (loss)
Net income (loss)	$(100)	$120	$(1,198)	$360
Foreign currency translation adjustments	(234)	188	73	355
Comprehensive income (loss)	$(334)	$308	$(1,125)	$715

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income (loss)	$(1,198)	$360
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	100	107
Forgiveness of PPP loan	(723)	–
Stock-based compensation	114	223
Gain on sale of assets	–	(770)
Changes in operating assets and liabilities:
Accounts receivable	(595)	(705)
Inventories	60	(1,386)
Deferred consideration	76	65
Prepaid expenses and other current assets	(283)	(273)
Operating lease right-of-use assets	76	330
Accounts payable	99	706
Accrued expenses and other current liabilities	(169)	(860)
Withholding tax payable	184	–
Operating lease liabilities	(74)	(343)
Deferred revenue	(194)	(102)
Net cash used in operating activities	(2,527)	(2,648)

Cash flows from investing activities:
Purchases of property and equipment	(74)	(97)
Deposits	36	(38)
Proceeds from sale of assets	–	610
Net cash (used in) provided by investing activities	(38)	475

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	6,892	–
Proceeds from exercise of common stock options and purchase warrants	216	1,919
Proceeds from PPP loan	–	1,310
Principal payments on long-term debt	(397)	(432)
Net cash provided by financing activities	6,711	2,797
Effect of exchange rate on cash and cash equivalents	26	5
Net increase in cash and cash equivalents	4,172	629
Cash and cash equivalents, beginning of period	4,220	3,691
Cash and cash equivalents, end of period	$8,392	$4,320

Supplemental disclosure of cash flow information:
Cash paid for interest	$8	$4

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Series C Convertible Preferred Stock ($0.0001 par Value)		Common Stock ($0.0001 par Value)		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance March 31, 2021	–	$–	2,092,909	$2	$189,217	$(179,277)	$(4,579)	$5,363
Transaction costs related to ATM agreement offering	–	–	–	–	(10)	–	–	(10)
Employee stock-based compensation expenses	–	–	–	–	56	–	–	56
Stock based compensation related to issuance of restricted common stock	–	–	–	–	3	–	–	3
Foreign currency translation adjustment	–	–	–	–	–	–	307	307
Net loss	–	–	–	–	–	(1,098)	–	(1,098)
Balance, June 30, 2021	–	$–	2,092,909	$2	$189,266	$(180,375)	$(4,272)	$4,621
Issuance of common stock in connection with ATM, net of transaction costs	–	–	855,500	1	6,901	–	–	6,902
Issuance of common stock due to options exercises	–	–	44,042	–	193	–	–	193
Issuance of common stock due to warrants exercises	–	–	12,290	–	23	–	–	23
Employee stock-based compensation expense	–	–	–	–	52	–	–	52
Stock based compensation related to issuance of restricted common stock	–	–	–	–	3	–	–	3
Foreign currency translation adjustment	–	–	–	–	–	–	(234)	(234)
Net loss	–	–	–	–	–	(100)	–	(100)
Balance, September 30, 2021	–	$–	3,004,741	$3	$196,438	$(180,475)	$(4,506)	$11,460

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Series C Convertible Preferred Stock ($0.0001 par Value)		Common Stock ($0.0001 par Value)		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance March 31, 2020	1.55	$–	1,777,483	$2	$186,559	$(172,246)	$(5,610)	$8,705
Stock based compensation related to common stock restricted stock grants	–	–	3,086	–	18	–	–	18
Stock based compensation, net of forfeitures	–	–	–	–	45	–		45
Issuance of common stock due to warrant exercises	–	–	169,167	–	1,490	–	–	1,490
Conversion of Series C convertible preferred stock into common stock	(1.55)	–	17,222	–	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	–	–	167	167
Net income	–	–	–	–	–	240	–	240
Balance, June 30, 2020	–	$–	1,966,958	$2	$188,112	$(172,006)	$(5,443)	$10,665
Stock based compensation, net of forfeitures	–	–	–	–	160	–	–	160
Issuance of common stock due to options exercises	–	–	74,451	–	429	–	–	429
Foreign currency translation adjustment	–	–	–	–	–	–	188	188
Net income	–	–	–	–	–	120	–	120
Balance, September 30, 2020	–	$–	2,041,409	$2	$188,701	$(171,886)	$(5,255)	$11,562

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.	Organization and Recent Developments

Organization

Sonoma Pharmaceuticals, Inc. (the “Company”) was incorporated under the laws of the State of California in April 1999 and was reincorporated under the laws of the State of Delaware in December 2006. The Company’s principal office was moved to Woodstock, Georgia from Petaluma, California in June 2020. The Company is a global healthcare leader for developing and producing stabilized hypochlorous acid (“HOCl”) products for a wide range of applications, including wound care, animal health care, eye care, oral care, nasal care, dermatological conditions and disinfectants. The Company’s products reduce infections, itch, pain, scarring and harmful inflammatory responses in a safe and effective manner. In-vitro and clinical studies of HOCl show it to have impressive antipruritic, antimicrobial, antiviral and anti-inflammatory properties. The Company’s stabilized HOCl immediately relieves itch and pain, kills pathogens and breaks down biofilm, does not sting or irritate skin and oxygenates the cells in the area treated assisting the body in its natural healing process. The Company sells its products either directly or via partners in 54 countries worldwide.

Impact of Coronavirus

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. In an effort to mitigate the continued spread of the virus, federal, state and local governments, as well as certain private entities have mandated various restrictions, including travel restrictions, restrictions on public gatherings and quarantining of people who may have been exposed to the virus. As a result of these restrictions, together with a general fear of the impact on the global economy and financial markets, there is significant uncertainty surrounding the potential impact on the Company. As events are rapidly changing, the Company is unable to accurately predict the impact that the coronavirus will have on its business due to uncertainties including, but not limited to, the duration of quarantines and other travel restrictions within the U.S. and other affected countries, the ultimate geographical spread of the virus, the severity of the disease, the duration of the outbreak and the public’s response to the outbreak.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2021 and for the six months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of September 30, 2021, the condensed consolidated statements of comprehensive income (loss) for the three months ended September 30, 2021 and 2020, the cash flows for the three months ended September 30, 2021 and 2020 and the condensed consolidated statement of stockholders’ equity for the six months ended September 30, 2021 and 2020 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented. The results for the six months ended September 30, 2021 are not necessarily indicative of results to be expected for the year ending March 31, 2022 or for any future interim period. The condensed consolidated balance sheet at March 31, 2021 has been derived from audited consolidated financial statements. These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended March 31, 2021, and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on July 14, 2021.

Note 2.	Liquidity and Financial Condition

The Company reported a net loss of $100,000 and $1,198,000 for the three and six months ended September 30, 2021. At September 30, 2021 and March 31, 2021, the Company’s accumulated deficit amounted to $180,475,000 and $179,277,000, respectively. The Company had working capital of $13,943,000 and $8,905,000 as of September 30, 2021, and March 31, 2021, respectively.

On June 24, 2020, the Company closed on an asset purchase agreement for the sale of its Micromed Laboratories division and testing facility, including all Micromed’s assets, such as testing equipment, certain office furniture and customer list, with Infinity Labs SD Inc. for an aggregate purchase price of $850,000. On the closing date, the Company received $610,000 in cash from this sale, which was adjusted for working capital, a credit of $100,000 for future testing services from Infinity over the next two years in lieu of cash, and $60,000 held in escrow for one year, subject to adjustment for certain indemnity claims or purchase price adjustments. Since July 2021, the escrow was received. The Company also retained its accounts receivables outstanding on the date of closing in the amount of approximately $81,000 and an insignificant amount of liabilities. As part of the transaction, Infinity also assumed the Petaluma lease for the office and lab space. The Company retained the warehouse space to store inventory and assets until September 30, 2020.

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

The unsecured loan, which is in the form of a note dated April 29, 2020, matures on April 29, 2022, and bears interest at a rate of 1% per annum, payable monthly commencing on May 1, 2021. The note may be prepaid at any time prior to maturity with no prepayment penalties. The Company has used a portion of the loan amount for eligible purposes, such as payroll expenses. On September 3, 2021, the Company received approval for forgiveness in the amount of $723,000.

On May 29, June 1 and 2, 2020, the Company received proceeds of $1,799,000 from the exercise of November 2018 common stock purchase warrants by several investors.

On July 30, 2021, the Company entered into an At The Market Offering Agreement with HC Wainwright & Co., LLC under which the Company may issue and sell shares of its common stock from time to time through HC Wainwright acting as sales agent. The Company will pay HC Wainwright a commission of 3% of the gross proceeds from the sale of any shares of common stock under the Agreement. During the quarter ended September 30, 2021, the Company sold 855,500 shares of common stock for gross proceeds of $7,202,000 and net proceeds of $6,902,000 after deducting commissions and other offering expenses.

Since September 30, 2021, the Company sold 94,600 shares of common stock for gross proceeds of $700,000 and net proceeds of $678,000 after deducting commissions and other offering expenses.

Management believes that the Company has access to additional capital resources through possible public or private equity offerings, debt financings, corporate collaborations, or other means; however, the Company cannot provide any assurance that other new financings will be available on commercially acceptable terms, if needed. If the economic climate in the U.S. deteriorates, the Company’s ability to raise additional capital could be negatively impacted. If the Company is unable to secure additional capital, it may be required to take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations. These measures could cause significant delays in the Company’s continued efforts to commercialize its products, which is critical to the realization of its business plan and the future operations of the Company. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

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

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except per share data)	2021	2020	2021	2020
Numerator:
Income (loss) from continuing operations	$(100)	$151	$(1,198)	$(557)
Income (loss) from discontinued operations	–	(31)	–	917
Net income (loss)	$(100)	$120	$(1,198)	$360

Denominator:
Weighted-average number of common shares outstanding: basic	2,344	2,008	2,219	1,924
Dilutive effect of stock options	–	149	–	192
Dilutive effect of restricted stock	–	2	–	2
Weighted-average number of common shares outstanding: diluted	2,344	2,159	2,219	2,118

Income (loss) per share from continuing operations	$(0.04)	$0.08	$(0.54)	$(0.29)
Income (loss) per share from discontinued operations	–	(0.02)	–	0.48
Net income (loss) per share: basic	$(0.04)	$0.06	$(0.54)	$0.19

Income (loss) per share from continuing operations	$(0.04)	$0.07	$(0.54)	$(0.26)
Income (loss) per share from discontinued operations	–	(0.01)	–	0.43
Net income (loss) per share: diluted	$(0.04)	$0.06	$(0.54)	$0.17

The computation of basic loss per share for the three and six months ended September 30, 2021, and 2020 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Stock options	207	65	207	75
Restricted stock	–	2	–	2
Warrants	106	150	106	150
Common stock units (1)	46	46	46	46
	359	263	359	273

(1)	Consists of 30,668 restricted stock units and warrants to purchase 15,332 shares of common stock

Revenue Recognition

On April 1, 2018, the Company adopted Accounting Standards Update (“ASU”), "Revenue from Contracts with Customers Topic 606” (“Topic 606”) using the modified retrospective method. There was no material impact to the Company upon the adoption of Topic 606. Revenue is recognized when the Company transfers promised goods or services to the customer, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. In determining the appropriate amount of revenue to be recognized as the Company fulfills its obligations under the agreement, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.

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

Disaggregation of Revenue

The following table presents the Company’s disaggregated revenues by revenue source:

(In thousands)	Three Months Ended September 30,		Six Months Ended September 30,
Product	2021	2020	2021	2020
Human Care	2,591	4,776	5,186	10,094
Animal Care	1,005	951	1,937	1,388
Service and Royalty	148	42	305	54
	3,744	5,769	7,428	11,536

Accounts Receivable

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts, and sales returns. Estimates for cash discounts and sales returns are based on analysis of contractual terms and historical trends.

The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Other factors that the Company considers include its existing contractual obligations, historical payment patterns of its customers and individual customer circumstances, an analysis of days sales outstanding by customer and geographic region, and a review of the local economic environment and its potential impact on government funding and reimbursement practices. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts represents probable credit losses of $112,000 and $125,000 at September 30, 2021 and March 31, 2021, respectively. Additionally, at September 30, 2021 and March 31, 2021 the Company has allowances of $1,502,000 and $1,488,000, respectively, related to potential discounts, returns, distributor fees and rebates. The allowances are included in accounts receivable, net in the accompanying condensed consolidated balance sheets.

Inventories

Inventories are stated at the lower of cost, cost being determined on a standard cost basis (which approximates actual cost on a first-in, first-out basis), or net realizable value.

Due to changing market conditions, estimated future requirements, age of the inventories on hand and production of new products, the Company regularly reviews inventory quantities on hand and records a provision to write down excess and obsolete inventory to its estimated net realizable value. The Company recorded a provision to reduce the carrying amounts of inventories to their net realizable value in the amount of $224,000 and $223,000 at September 30, 2021 and March 31, 2021, respectively, which is included in cost of product revenues on the Company’s accompanying condensed consolidated statements of comprehensive income (loss).

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

On June 24, 2020, the Company closed on an asset purchase agreement for the sale of its Micromed Laboratories division and testing facility, including all of Micromed’s assets, such as testing equipment, certain office furniture and customer list, with Infinity Labs SD Inc. (“Infinity”) for an aggregate purchase price of $850,000. On the closing date, the Company received $610,000 in cash from this sale which was adjusted for working capital, a credit of $100,000 for future testing services from Infinity over the next two years in lieu of cash, and $60,000 held in escrow for one year, subject to adjustment for certain indemnity claims or purchase price adjustments. Since July 2021, the escrow was received. The Company also retained its accounts receivables outstanding on the date of closing in the amount of approximately $81,000 and an insignificant amount of liabilities. As part of the transaction, Infinity also assumed the Petaluma lease for the office and lab space. The Company retained the warehouse space to store inventory and assets until September 30, 2020.

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

There were no assets and liabilities of discontinued operations on the condensed consolidated balance sheets as of September 30, 2021, and March 31, 2021.

Income (loss) from discontinued operations, net of tax for the three months ended September 30, 2021, and 2020 includes $0 and $(31,000), respectively, of gross profit reclassified from continuing operations to discontinued operations during the periods. Income (loss) from discontinued operations, net of tax for the six months ended September 30, 2021, and 2020 includes $0 and $122,000, respectively, of gross profit reclassified from continuing operations to discontinued operations during the periods.

Gain on disposal of discontinued operations for the six months ended September 30, 2020, includes $795,000 of gain primarily from the value of the customer base of Micromed.

The operations of the Micromed business included in discontinued operations is summarized as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Revenues	$–	$2,000	$–	$214,000
Cost of revenues	–	–	–	53,000
Selling general and administrative expenses	–	33,000	–	39,000
Income (loss) from discontinued operations before tax	–	(31,000)	–	122,000
Gain on disposal of discontinued operations before income taxes	–	–	–	795,000
Total income (loss) from discontinued operations, before tax	–	(31,000)	–	917,000
Income tax benefit (expense)	–	–	–	–
Income (loss) from discontinued operations, net of tax	$–	$(31,000)	$–	$917,000

Note 5.	Condensed Consolidated Balance Sheet

Inventories, net

Inventories, net consist of the following:

	September 30,	March 31,
	2021	2021
Raw materials	$1,709,000	$1,670,000
Finished goods	773,000	860,000
Inventories, net	$2,482,000	$2,530,000

The Company reserved $224,000 and $223,000 for obsolescence at September 30, 2021 and March 31, 2021, respectively.

Leases

The Company's operating leases are comprised primarily of operating facility leases. The Company did not have any finance leases as of September 30, 2021, and March 31, 2021. Balance sheet information related to our leases is presented below:

	September 30,	March 31,
	2021	2021
Operating leases:
Operating lease right-of-use assets	$700,000	$769,000
Operating lease liabilities – current	276,000	240,000
Operating lease liabilities – non- current	424,000	529,000

Other information related to operating leases is presented below:

Six Months Ended September 30, 2021
Operating lease cost	185,000
Other information:
Operating cash flows from operating leases	76,000
Weighted-average remaining lease term – operating leases (in months)	31.90
Weighted-average discount rate – operating leases	6.00%

As of September 30, 2021, the annual minimum lease payments of our operating lease liabilities were as follows:

For Years Ending March 31,
2022 (excluding the six months ended September 30, 2021)	$165,000
2023	295,000
2024	208,000
2025	103,000
2026	14,000
Thereafter	–
Total future minimum lease payments, undiscounted	785,000
Less: imputed interest	(85,000)
Present value of future minimum lease payments	$700,000

Note 6.	Commitments and Contingencies

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

Employment Agreements

As of September 30, 2021, the Company had employment agreements in place with three of its key executives. These executive employment agreements provide, among other things, for the payment of up to twelve months of severance compensation for terminations under certain circumstances. With respect to these agreements, at September 30, 2021, aggregated annual salaries would be $775,000 and potential severance payments to these key executives would be $775,000 if triggered.

Related Party Transactions

Effective September 25, 2019, Ms. Trombly was appointed the Chief Executive Officer of the Company. Ms. Trombly is the owner of Trombly Business Law, PC which has been retained by the Company to advise on certain corporate and securities law matters. During the three months ended September 30, 2021, and 2020, the Company incurred $54,000 and $51,000, respectively, in legal services from Trombly Business Law, PC. During the six months ended September 30, 2021, and 2020, the Company incurred $106,000 and $114,000, respectively in legal services from Trombly Business Law, PC.

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

The unsecured loan, which is in the form of a note dated April 29, 2020, matures on April 29, 2022, and bears interest at a rate of 1% per annum, payable monthly commencing on November 29, 2020. The note may be prepaid at any time prior to maturity with no prepayment penalties. The Company used the loan amount for eligible purposes, such as payroll expenses. On September 3, 2021, The Company received approval for forgiveness in the amount of $723,000.

Note 8.	Stockholders’ Equity

Authorized Capital

The Company is authorized to issue up to 24,000,000 shares of common stock with a par value of $0.0001 per share and 714,286 shares of convertible preferred stock with a par value of $0.0001 per share.

At The Market Issuance of Common Stock

On July 30, 2021, the Company entered into an At The Market Offering Agreement with HC Wainwright & Co., LLC under which the Company may issue and sell shares of its common stock from time to time through HC Wainwright acting as sales agent. The Company will pay HC Wainwright a commission of 3% of the gross proceeds from the sale of any shares of common stock under the Agreement. During the quarter ended September 30, 2021, the Company sold 855,500 shares of common stock for gross proceeds of $7,202,000 and net proceeds of $6,902,000 after deducting commissions and other offering expenses.

Note 9.	Stock-Based Compensation

Stock-based compensation expense is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Cost of revenues	$–	$(6)	$–	$(27)
Research and development	–	40	–	26
Selling, general and administrative	55	126	114	224
Total stock-based compensation	$55	$160	$114	$223

At September 30, 2021, there were unrecognized compensation costs of $497,000 related to stock options which is expected to be recognized over a weighted-average amortization period of 2.27 years.

At September 30, 2021, there were no unrecognized compensation costs related to restricted stock.

Stock options award activity is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at April 1, 2021	267,569	$25.16	–	–
Options granted	–	–	–	–
Options exercised	(44,042)	4.38	–	154,597
Options forfeited	(3,500)	8.03	–	–
Options expired	(13,268)	87.48	–	–
Outstanding at September 30, 2021	206,759	$25.88	7.70	$52,023
Exercisable at September 30, 2021	86,928	$50.48	5.53	$52,023

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock, or $5.58 per share at September 30, 2021.

Restricted stock award activity is as follows:

	Number of Shares	Weighted Average Award Date Fair Value per Share
Unvested restricted stock awards outstanding at April 1, 2021	833	$13.68
Restricted stock awards granted	–	–
Restricted stock awards vested	833	13.68
Restricted stock awards forfeited	–	–
Unvested restricted stock awards outstanding at September 30, 2021	–	$–

The Company did not capitalize any cost associated with stock-based compensation.

The Company issues new shares of common stock upon exercise of stock options or release of restricted stock awards.

The Company issues new shares of common stock upon exercise of stock-based awards.

Note 10.	Income Taxes

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

The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized tax benefits will increase or decrease within twelve months of September 30, 2021. The unrecognized tax benefits may increase or change during the next year for items that arise in the ordinary course of business.

Note 11.	Geographic Information

The Company generates revenues from products, which are sold into the human and animal healthcare markets.

The following table shows the Company’s revenues by geographic region:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	2021	2020	2021	2020
United States	$1,347	$1,984	$2,939	$3,605
Latin America	518	2,024	1,083	4,350
Europe and Rest of the World	1,879	1,761	3,406	3,581
Total	$3,744	$5,769	$7,428	$11,536

Note 12.	Significant Customer Concentrations

For the three months ended September 30, 2021, one customer represented 24%, another customer represented 14% of net revenue. For the six months ended September 30, 2021, one customer represented 23% of net revenue, and another customer represented 15% of net revenue. For the six months ended September 30, 2021, one customer represented greater than 10% of accounts receivable.

For the three months ended September 30, 2020, one customer represented 35%, and another customer represented 13% of net revenue. For the six months ended September 30, 2020, one customer represented 37% of net revenue.

Note 13.	Subsequent Events

At-The-Market Offering Agreement

Since September 30, 2021, the Company sold 94,600 shares of common stock for gross proceeds of $700,000 and net proceeds of $678,000 after deducting commissions and other offering expenses on the At-the-Market facility with HC Wainwright.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as of September 30, 2021 and our audited consolidated financial statements for the year ended March 31, 2021 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 14, 2021.

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

In the United States, we partnered with EMC Pharma, LLC in March 2021 to sell our prescription products for an initial term of five years, subject to meeting minimum purchase and other requirements. Pursuant to our agreement with EMC Pharma, we manufacture products for EMC Pharma and EMC Pharma markets, sell and distribute them to patients and customers.

On September 28, 2021, we launched a new product direct to consumers on Amazon.com, Regenacyn® Advanced Scar Gel, which is clinically proven to improve the overall appearance of scars while reducing pain, itch, redness, and inflammation. Additionally, on the same day, we launched Regenacyn® Plus, a prescription-strength scar gel which is available as an office-dispense product through physician offices.

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

In March 2021, we received approval to market and use our HOCl products as biocides under Article 95 of the European Biocidal Products Regulation in France, Germany, and Portugal. The approval applies to our products MucoClyns™ for human hygiene to be marketed and commercialized by us, MicrocynAH® for animal heath marketed and commercialized through our partner, Petagon Limited, and Microsafe for disinfectant use to be marketed and commercialized through our partner, MicroSafe Group Dubai.

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

On September 28, 2021, we launched Ocucyn Eyelid & Eyelash Cleanser, which is sold directly to consumers on Amazon.com. Ocucyn Eyelid & Eyelash Cleanser, designed for everyday use, is a safe, gentle, and effective solution for good eyelid & eyelash hygiene.

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

Results of Continuing Operations

Comparison of the Three and Six Months Ended September 30, 2021, and 2020

Revenue

The following tables shows our consolidated revenue and revenue by geographic region for the three and six months ended September 30, 2021, and 2020:

	Three Months Ended September 30,
(In thousands)	2021	2020	$ Change	% Change
United States	$1,347	$1,984	$(637)	(32%	)
Latin America	518	2,024	(1,506)	(74%	)
Europe and Rest of the World	1,879	1,761	118	7%
Total	$3,744	$5,769	$(2,025)	(35%	)

	Six Months Ended September 30,
(In thousands)	2021	2020	$ Change	% Change
United States	$2,939	$3,605	$(666)	(18%	)
Latin America	1,083	4,350	(3,267)	(75%	)
Europe and Rest of the World	3,406	3,581	(175)	(5%	)
Total	$7,428	$11,536	$(4,108)	(36%	)

The decrease in United States revenues for the three and six months ended September 30, 2021, compared to the prior year of $637,000 and $666,000, respectively, was primarily the result of a decrease in dermatology revenue due to restructuring of our sales team in response to COVID-19 and, to a lesser extent, related to the transfer of sales of our prescription dermatology products to EMC Pharma. EMC is now managing sales and distribution for those products. As a result, we sell products to EMC for a lower cost than we realized from our own direct sales, however we have also eliminated the overhead of direct sales. Acute care product revenues were down slightly from the prior year. For the three months ended September 30, 2021, we saw a slight increase in U.S. animal care revenue versus the prior year of $133,000. For the six months ended September 30, 2021, animal care revenue increased approximately $600,000 versus the prior year.

As a result of the asset purchase agreement and arrangement we entered into on October 27, 2016, with Invekra, we were obligated to supply Invekra with product at a reduced price through October 27, 2020. We have continued to manufacture for Invekra in small amounts as overflow manufacturing. However, we now charge market prices for manufacturing since the contract ended. The decrease in Latin American revenues for the three and six months ended September 30, 2021, compared to the prior year periods was the result of the Invekra revenue declining to $518,000 and $1,083,000 from $2,024,000 and $4,350,000, respectively.

The increase in Europe and Rest of the World revenues for the three ended September 30, 2021, compared to the prior year was the result of increases in Asia partially offset by decreases in Europe and the Middle East. For the six months ended September 30, 2021, the decrease in Europe and Rest of the World revenues was the result of decreases in Europe and the Middle East partially offset by increases in Asia.

Cost of Revenue and Gross Profit

The cost of revenue and gross profit metrics are as follows:

	Three Months Ended September 30,
(In thousands, except for percentages)	2021	2020	Change	% Change
Cost of Revenue	$2,503	$3,267	$(764)	(23%	)
Cost of Revenue as a % of Revenue	67%	57%	10%
Gross Profit	$1,241	$2,502	$(1,261)	(50%	)
Gross Profit as a % of Revenue	33%	43%	(10% )

	Six Months Ended September 30,
(In thousands, except for percentages)	2021	2020	Change	% Change
Cost of Revenue	$4,734	$6,779	$(2,045)	(30%	)
Cost of Revenue as a % of Revenue	64%	59%	5%
Gross Profit	$2,694	$4,757	$(2,063)	(43%	)
Gross Profit as a % of Revenue	36%	41%	(5% )

For the three and six months ended September 30, 2021, gross margins decreased by 10% and 5%, respectively from the same periods in 2020 as a result of the EMC Pharma transaction. We expect our revenue from our prescription dermatology products in the U.S. to decline because the transfer price that EMC Pharma, LLC pays is lower than the prices we received for these products when we sold them ourselves. We further expect to have significantly lower operating costs as the result of not having a direct sales force and the operational costs associated with servicing that revenue, as well as no longer providing rebates.

Research and Development Expense

The research and development metrics are as follows:

	Three Months Ended September 30,
(In thousands, except for percentages)	2021	2020		Change	% Change
Research and Development Expense	$10	$(85)		$95	112%
Research and Development Expense as a % of Revenue	0.3%	(1%	)	1.3%

	Six Months Ended September 30,
(In thousands, except for percentages)	2021	2020	Change		% Change
Research and Development Expense	$95	$391	$(296)		(76%	)
Research and Development Expense as a % of Revenue	1%	3%	(2%	)

For the three months ended September 30, 2021, research and development expenses of $10,000 increased by $95,000 from a $(85,000) credit balance of research and development expenses in the prior year due to true-up of expenses related to moving the Seattle facility. The decrease in research and development expenses of $296,000 for the six months ended September 2021 versus the prior year was the result of closing the Seattle facility and moving the R&D function to Mexico.

Selling, General and Administrative Expense

The selling, general and administrative expense metrics are as follows:

	Three Months Ended September 30,
(In thousands, except for percentages)	2021	2020	Change	% Change
Selling, General and Administrative Expense	$2,195	$2,418	$(223)	(9%	)
Selling, General and Administrative Expense as a % of Revenue	59%	42%	17%

	Six Months Ended September 30,
(In thousands, except for percentages)	2021	2020	Change	% Change
Selling, General and Administrative Expense	$4,468	$4,862	$(394)	(8%	)
Selling, General and Administrative Expense as a % of Revenue	60%	42%	18%

The decline in Selling, General and Administrative expense for the three and six months ended September 30, 2021, was $223,000 and $394,000, respectively, and the result the reduction in sales force related to the EMC Pharma transaction.

Interest (expense) income, net

Interest (expense) income, net for the three and six months ended September 30, 2021, was ($4,000) and ($5,000), respectively, compared to $4,000, for the three and six months ended September 30, 2020, respectively.

Other (Expense) Income, net

Other (expense) income for the three and six months ended September 30, 2021, was $723,000 and $531,000 respectively, compared to $(77,000) and $(197,000), respectively, for the three and six months ended September 30, 2020. The increase in other income relates primarily to the recognition of PPP Loan forgiveness in the amount of $723,000.

Gain on Sale of Assets

Gain on the sale of assets was $150,000 for the three and six months ended September 30, 2021, respectively, compared to $55,000 and $132,000, respectively, for the three and six months ended September 30, 2020. During the three months ended September 30, 2020, we sold fixed assets no longer needed after closing our Petaluma manufacturing facility and during the six months ended September 30, 2020, we also sold assets to Infinity along with our Micromed division. In September 2021, we recognized revenue related to the sale of asset to Microsafe previously held in deferred revenue.

Net Income (Loss) from Continuing Operations

Net losses from continuing operations for the three and six months ended September 30, 2021, was $100,000 and $1,198,000, respectively, compared to net income (loss) of $151,000 and $(557,000), respectively, for the three and six months ended September 30, 2020.

Results of Discontinued Operations

Comparison of Three and Six Months Ended September 30, 2021, and 2020

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

The operations of the Micromed business included in discontinued operations is summarized as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Revenues	$–	$2,000	$–	$214,000
Cost of revenues	–	–	–	53,000
Selling general and administrative expenses	–	33,000	–	39,000
Income (loss) from discontinued operations before tax	–	(31,000)	–	122,000
Gain on disposal of discontinued operations before income taxes	–	–	–	795,000
Total income (loss) from discontinued operations, before tax	–	(31,000)	–	917,000
Income Tax benefit (expense)	–	–	–	–
Income (loss) from discontinued operations, net of tax	$–	$(31,000)	$–	$917,000

Gain on disposal of discontinued operations for the six months ended September 30, 2020, includes $795,000 of gain primarily from the value of the customer base of Micromed.

Liquidity and Capital Resources

We reported a net loss of $100,000 and $1,198,000 for the three and six months ended September 30, 2021. At September 30, 2021 and March 31, 2021, our accumulated deficit amounted to $180,475,000 and $179,277,000, respectively. As of September 30, 2021, we had cash and cash equivalents of $8,392,000 compared to $4,320,000 on September 30, 2020. Since our inception, substantially all of our operations have been financed through sales of equity securities. Other sources of financing that we have used to date include our revenues, as well as various loans and the sale of certain assets to Invekra, Petagon, Microsafe and Infinity Labs.

The following table presents a summary of our consolidated cash flows for operating, investing and financing activities for the six months ended September 30, 2021, and 2020 as well balances of cash and cash equivalents and working capital:

	Six Months Ended September 30,
(In thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$(2,527)	$(2,648)
Investing activities	(38)	475
Financing activities	6,711	2,797
Effect of exchange rates on cash	26	5
Net change in cash and cash equivalents	4,172	629
Cash and cash equivalents, beginning of the period	$4,220	$3,691
Cash and cash equivalents, end of the period	$8,392	$4,320
Working capital (1) , end of period	$13,943	$11,698

(1)	Defined as current assets minus current liabilities

Net cash used by operating activities during the six months ended September 30, 2021, was $2,527,000, primarily due to a net loss of $1,198,00, an increase in accounts receivable of $595,000 and forgiveness on PPP loans of $723,000.

Net cash used by operating activities during the six months ended September 30, 2020, was primarily due to an increase in inventories of $1,386,000, a decrease in accrued expenses of $860,000 and an increase in accounts receivables of $705,000 in the period. These uses were partially offset by net income of $360,000 and an increase in accounts payable of $706,000.

Net cash used by investing activities was $38,000 for the six months ended September 30, 2021, primarily related to Invekra deferred revenue, partially offset by purchases of equipment.

Net cash provided by investing activities for the six months ended September 30, 2020, was primarily related to the proceeds from the sale of our Micromed division of $610,000 partially offset by the purchase of equipment.

Net cash provided by financing activities was $6,711,000 for the six months ended September 30, 2021, primarily related to the proceeds from issuance of common stock of $6,892,000, and principal payments on long-term debt of $397,000.

Net cash provided by financing activities for the six months ended September 30, 2020, was primarily related to proceeds from the exercise of stock options and warrants of $1,919,000, and PPP loans of $1,310,000.

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

Material Trends and Uncertainties

On March 26, 2021, we entered into an agreement with EMC Pharma, LLC for the exclusive right to manage, market and distribute Sonoma’s HOCl based prescription dermatology and eye care products in the United States for an initial term of five years, subject to extension. As a result of this arrangement, starting in the three months ended September 30, 2021, we expect our revenue from these products to decline because the transfer price that EMC Pharma, LLC pays will be lower than the prices we received for these products when we sold them ourselves. We further expect to have significantly lower operating costs as the result of not having a direct sales force and the operational costs associated with servicing that revenue, as well as no longer providing rebates. We expect the cost reductions to be greater than the decline in revenue and expect this transaction to improve our overall financial performance.

During the three months ended September 30, 2021, and 2020, revenue from sales to our Latin America partner Invekra amounted to approximately 14% and 35% of our revenues, respectively. During the six months ended September 30, 2021, and 2020, revenue from sales to our Latin America partner Invekra amounted to approximately 15% and 37% of our revenues, respectively. As previously disclosed, we had an agreement with Invekra that obligated us to provide manufacturing for Invekra at reduced prices close to our cost through October 27, 2020. Since that contract ended, we believe Invekra has established their own manufacturing however Invekra has continued to place overflow orders with us. These orders have been at a much lower volume than during the contract term ended October 27, 2020, but at a higher margin as we are no longer obligated to provide low-cost manufacturing. We may continue to sell product to Invekra at prices commensurate with the market. Invekra has remained as a significant customer even after the contract expired.

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

The potential impact to our business operations, customer demand and supply chain due to increased shipping costs may ultimately impact sales. We continue to evaluate our end-to-end supply chain and assess opportunities to refine its impact on sales.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021. We concluded this because of the errors we found in the Form 10-Q filing from June 30, 2020, that were restated in our 10-Q/A that was filed on November 17, 2020. We also found an error on withholding taxes for our Mexico entity which resulted in a correction in our 10-K that was filed on July 14, 2021. We have determined that there were inadequate spreadsheet controls, a lack of separation of duties with preparation and review of the reported numbers, and inadequate analysis of revenue reporting among other things. We also determined that we had inadequate review of tax consequences of our intercompany transactions that was determined when we did a tax planning exercise with a tax consultant.

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

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The material weaknesses discussed above were subsequently identified and will result in future mitigation activities.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

On occasion, we may be involved in legal matters arising in the ordinary course of our business including matters involving proprietary technology. While management believes that such matters are currently insignificant, matters arising in the ordinary course of business for which we are or could become involved in litigation may have a material adverse effect on our business, financial condition, or results of comprehensive loss.

Item 1A.	Risk Factors

Other than the risks set forth below, there have been no material changes from risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended March 31, 2021, as filed with the SEC July 14, 2021.

We face difficulties in attracting and retaining employees and increases in labor and recruiting costs could materially adversely impact our business and results of operations.

Much like other businesses, we face labor market challenges and increased operating expenses as the constrained labor market impacted the availability and cost of labor resulting in higher wage rates and recruiting expenses. The extent and duration of the impact of these labor market challenges are subject to numerous factors, including the continuing impact of the COVID-19 pandemic, availability of qualified persons in the markets where we operate and unemployment levels within these markets, behavioral changes, prevailing wage rates and other benefits, health and other insurance costs, inflation, adoption of new or revised employment and labor laws and regulations (including increased minimum wage requirements) or government programs, safety levels of our operations, and our reputation within the labor market. These risks could impact our recruitment and retention of qualified employees and expenses and materially adversely affect our results of operations and financial condition.

Continued COVID-19 pandemic impacts on global supply chains and shipping expenses could materially adversely impact our business and results of operations.

The COVID-19 pandemic has negatively impacted the global economy and disrupted global supply chains resulting in increased shipping expenses. While we do not face any difficulties in obtaining the raw materials for our HOCl products, increased shipping expenses for finished products that our customers pay could lead to higher prices for patients and consumers, and ultimately lower revenues. Additionally, we incur certain internal shipping expenses that result in higher operating expenses.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On August 27, 2021, we issued 9,789 shares of common stock upon the cashless exercise of 21,137 warrants at a fair market value of $8.15 per share on August 19, 2021. The warrants had an exercise price of $4.375 per share.

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

We did not default upon any senior securities during the quarter ended September 30, 2021.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Since September 30, 2021, we sold 94,600 shares of common stock for gross proceeds of $700,000 and net proceeds of $678,000 after deducting commissions and other offering expenses under the At-the-Market facility with HC Wainwright acting as a sales agent.

Item 6.	Exhibits

Exhibit Index

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., effective January 30, 2006 (included as exhibit 3.1 of the Company’s Annual Report on Form 10-K filed June 20, 2007, and incorporated herein by reference).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., effective October 22, 2008 (included as exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 21, 2008, and incorporated herein by reference).
3.4	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective March 29, 2013 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 22, 2013, and incorporated herein by reference).
3.5	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective December 4, 2014 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 8, 2014, and incorporated herein by reference).
3.6	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective October 22, 2015 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 27, 2015, and incorporated herein by reference).
3.7	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective June 24, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 28, 2016, and incorporated herein by reference).
3.8	Certificate of Amendment of Restated Certificate of Incorporation of Sonoma Pharmaceuticals, Inc., as amended, effective December 6, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 7, 2016, and incorporated herein by reference).
3.9	Amended and Restated Bylaws, as amended, of Sonoma Pharmaceuticals, Inc., effective December 6, 2016 (included as exhibit 3.2 to the Company’s Current Report on Form 8-K filed December 7, 2016, and incorporated herein by reference).
3.10	Certificate of Designation of Preferences, Rights and Limitations of Series A 0% Convertible Preferred Stock, filed with the Delaware Secretary of State on April 24, 2012 (included as exhibit 4.2 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).
3.11	Certificate of Designation of Series B Preferred Stock, effective October 18, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 21, 2016, and incorporated herein by references).
3.12	Certificate of Amendment of Restated Certificate of Incorporation of Sonoma Pharmaceuticals, Inc., as amended, effective June 19, 2019 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 19, 2019, and incorporated herein by reference).
4.1	Specimen Common Stock Certificate (included as exhibit 4.1 to the Company’s Annual Report on Form 10-K filed June 28, 2017, and incorporated herein by reference).
4.2	Section 382 Rights Agreement, dated as of October 18, 2016, between Oculus Innovative Sciences, Inc. and Computershare Inc., which includes the Form of Certificate of Designation of Series B Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 21, 2016, and incorporated herein by reference).
4.3	Form of Placement Agent Warrant granted to Dawson James Securities, Inc. in connection with the November 2019 public offering (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 29, 2019, and incorporated herein by reference).
10.1	Form of Indemnification Agreement between Oculus Innovative Sciences, Inc. and its officers and directors (included as exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.2	Office Lease Agreement, dated May 18, 2006, between Oculus Technologies of Mexico, S.A. de C.V. and Antonio Sergio Arturo Fernandez Valenzuela (translated from Spanish) (included as exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

10.3	Office Lease Agreement, dated July 2003, between Oculus Innovative Sciences, B.V. and Artikona Holding B.V. (translated from Dutch) (included as exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.4	Form of Director Agreement (included as exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.5	Amended and Restated Oculus Innovative Sciences, Inc. 2006 Stock Incentive Plan and related form stock option plan agreements (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 2, 2007, and incorporated herein by reference).
10.6	Amendment to Office Lease Agreement, effective February 15, 2008, by and between Oculus Innovative Sciences Netherlands B.V. and Artikona Holding B.V. (translated from Dutch) (included as exhibit 10.44 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).
10.7	Oculus Innovative Sciences, Inc. 2011 Stock Incentive Plan (included as exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2011, and incorporated herein by reference).
10.8†	Exclusive Sales and Distribution Agreement, dated November 6, 2015, by and between Oculus Innovative Sciences, Inc. and Manna Pro Products, LLC (included as exhibit 10.1 to the Company’s 8-K filed March 23, 2016 and incorporated herein by reference).
10.9†	Asset Purchase Agreement dated October 27, 2016, between Oculus Innovative Sciences, Inc. and Invekra, S.A.P.I de C.V. (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 31, 2016, and incorporated herein by reference).
10.10†	Amendment Agreement to Acquisition Option dated October 27, 2016, by and between More Pharma Corporation S. de R.L. de C.V. and Oculus Technologies of Mexico, S.A. de C.V. (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 31, 2016, and incorporated herein by reference).
10.11	2016 Equity Incentive Plan (included as exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2016, and incorporated herein by reference).
10.12	Securities Purchase Agreement entered into by and between Sonoma Pharmaceuticals, Inc. and Montreux Equity Partners V, L.P., dated March 1, 2018 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 6, 2018, and incorporated herein by reference).
10.13†	Exclusive License and Distribution Agreement entered into by and between Sonoma Pharmaceuticals, Inc. and EMS.S.A., dated June 4, 2018 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 5, 2018, and incorporated herein by reference).
10.14	Warrant Agency Agreement entered into by and among Sonoma Pharmaceuticals, Inc., Computershare, Inc. and Computershare Trust Company, N.A., dated November 21, 2018 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 21, 2018, and incorporated herein by reference).
10.15⸸+	Asset Purchase Agreement dated May 14, 2019, between Sonoma Pharmaceuticals, Inc. and Petagon, Ltd. (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 22, 2019, and incorporated herein by reference).
10.16⸸+	Asset Purchase Agreement dated February 21, 2020, between Sonoma Pharmaceuticals, Inc. and Microsafe Group, DMCC (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 27, 2020, and incorporated herein by reference.)
10.17⸸+	License, Distribution and Supply Agreement by and between Sonoma Pharmaceuticals, Inc. and Brill International, S.L. dated May 19, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 26, 2020, and incorporated herein by reference.)
10.18	Consulting Agreement between the Company and Dr. Robert Northey, dated May 30, 2020. (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 4, 2020, and incorporated herein by reference.)
10.19⸸+	Asset Purchase Agreement between the Company and Infinity Labs SD, Inc., dated June 24, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 30, 2020, and incorporated herein by reference.)
10.20+	Woodstock Lease Agreement between the Company and Fowler Crossing Partners, LP, dated October 1, 2018.
10.21⸸	Licensing Agreement between Sonoma Pharmaceuticals, Inc. and Microsafe Group, effective July 27, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 6, 2020, and incorporated herein by reference).
10.22⸸	Exclusive Licensing and Distribution Agreement between Sonoma Pharmaceuticals, Inc. and Crown Laboratories, Inc., effective December 4, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 10, 2020, and incorporated herein by reference).
10.23⸸	Licensing and Distribution Agreement between Sonoma Pharmaceuticals, Inc. and Gabriel Science, LLC, effective December 14, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2020, and incorporated herein by reference).
10.24⸸	Exclusive Supply and Distribution Agreement between the Company and EMC Pharma, LLC, dated March 26, 2021 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 31, 2021, and incorporated herein by reference).
10.25	Employment Agreement by and between the Company and Amy Trombly, dated July 1, 2021 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 6, 2021, and incorporated herein by reference).
10.26	Employment Agreement by and between the Company and Jerry Dvonch, dated July 1, 2021 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 6, 2021, and incorporated herein by reference).
10.27	Employment Agreement by and between the Company and Bruce Thornton, dated July 1, 2021 (included as exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 6, 2021, and incorporated herein by reference).
10.28	At-The-Market Offering Agreement, by and between the Company and H.C. Wainwright & Co., LLC, dated July 30, 2021 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 30, 2021, and incorporated herein by reference).
10.29	2021 Equity Incentive Plan (included as appendix on the Company’s proxy statement filed on July 29, 2021 and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	InlineXBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
†	Confidential treatment has been granted with respect to certain portions of this agreement.
⸸	Certain portions of the exhibit have been omitted to preserve the confidentiality of such information. The Company will furnish copies of any such information to the SEC upon request.
+	The schedules to the exhibit have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any such schedules to the SEC upon request.

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

Date: November 15, 2021	By:	/s/ Amy Trombly
Amy Trombly President and Chief Executive Officer, (Principal Executive Officer)

Date: November 15, 2021		/s/ Jerome Dvonch
Jerome Dvonch
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

