Form 10-Q
period 2021-12-31
Sonoma Pharmaceuticals, Inc.
filed 2022-02-11
CIK 1367083

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of February 11, 2022, was 3,097,674.

SONOMA PHARMACEUTICALS, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31, 2021	March 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,529	$4,220
Accounts receivable, net	2,854	2,806
Inventories, net	2,879	2,530
Prepaid expenses and other current assets	3,226	3,218
Current portion of deferred consideration, net of discount	211	209
Total current assets	17,699	12,983
Property and equipment, net	299	360
Operating lease, right of use assets	623	769
Deferred consideration, net of discount, less current portion	651	763
Other assets	75	112
Total assets	$19,347	$14,987

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,583	$1,769
Accrued expenses and other current liabilities	1,292	1,154
Deferred revenue	100	267
Deferred revenue Invekra	52	52
Current portion of debt – PPP	587	–
Current portion of long-term debt	–	596
Operating lease liabilities	261	240
Total current liabilities	3,875	4,078
Long-term deferred revenue Invekra	190	229
Long-term debt, less current portion – PPP	–	1,310
Withholding tax payable	3,751	3,478
Operating lease liabilities, less current portion	362	529
Total liabilities	$8,178	$9,624
Commitments and Contingencies (Note 6)	–	–
Stockholders’ Equity:
Convertible preferred stock, $0.0001 par value; 714,286 shares authorized at December 31, 2021 and March 31, 2021, 0 shares issued and outstanding at December 31, 2021 and March 31, 2021	–	–
Common stock, $0.0001 par value; 24,000,000 shares authorized December 31, 2021 and March 31, 2021, 3,099,341 and 2,092,909 shares issued and outstanding at December 31, 2021 and March 31, 2021, respectively (Note 9)	3	2
Additional paid-in capital	197,156	189,217
Accumulated deficit	(181,419)	(179,277)
Accumulated other comprehensive loss	(4,571)	(4,579)
Total stockholders’ equity	11,169	5,363
Total liabilities and stockholders’ equity	$19,347	$14,987

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Revenues	$2,902	$4,936	$10,330	$16,472
Cost of revenues	1,699	2,941	6,433	9,719
Gross profit	1,203	1,995	3,897	6,753
Operating expenses
Research and development	26	33	121	425
Selling, general and administrative	2,135	2,100	6,603	6,963
Total operating expenses	2,161	2,133	6,724	7,388
Loss from operations	(958)	(138)	(2,827)	(635)
Interest income (expense), net	3	(2)	(1)	2
Other income (expense), net	11	(490)	542	(687)
Gain on sale of assets	–	4	150	137
Loss from continuing operations	(944)	(626)	(2,136)	(1,183)
Income tax expense	–	–	(6)	–
Income (loss) from discontinued operations (Note 4)	–	(24)	–	893
Net loss	$(944)	$(650)	$(2,142)	$(290)
Net income (loss) per share: basic
Continuing operations	$(0.31)	$(0.31)	$(0.85)	$(0.60)
Discontinued operations	–	(0.01)	–	0.45
Total basic net income (loss) per share	$(0.31)	$(0.32)	$(0.85)	$(0.15)
Net income (loss) per share: diluted
Continuing operations	$(0.31)	$(0.31)	$(0.85)	$(0.60)
Discontinued operations	–	(0.01)	–	0.45
Total diluted net income (loss) per share	$(0.31)	$(0.32)	$(0.85)	$(0.15)
Weighted-average number of shares used in per common share calculations: basic	3,080	2,052	2,507	1,967
Weighted-average number of shares used in per common share calculations: diluted	3,080	2,052	2,507	1,967
Other comprehensive income (loss)
Net loss	$(944)	$(650)	$(2,142)	$(290)
Foreign currency translation adjustments	(65)	1,020	8	1,375
Comprehensive income (loss)	$(1,009)	$370	$(2,134)	$1,085

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended December,
	2021	2020
Cash flows from operating activities
Net income (loss)	$(2,142)	$(290)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	137	187
Forgiveness of PPP loan	(723)	–
Stock-based compensation	170	316
Gain on sale of assets	(150)	(770)
Changes in operating assets and liabilities:
Accounts receivable	(58)	464
Inventories	(366)	(403)
Prepaid expenses and other current assets	114	(413)
Deferred consideration	(2)	110
Operating lease, right of use assets	148	306
Accounts payable	(189)	(168)
Accrued expenses and other current liabilities	137	(779)
Deferred revenue	(57)	(119)
Operating lease liabilities	(145)	(343)
Withholding tax payable	273	–
Net cash used in operating activities	(2,853)	(1,902)

Cash flows from investing activities:
Purchases of property and equipment	(75)	(174)
Other assets	37	(44)
Proceeds from sale of assets	–	610
Net cash (used in) provided by investing activities	(38)	392

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	7,554	–
Proceeds from exercise of common stock options and purchase warrants	216	2,210
Proceeds from PPP loan	–	1,310
Principal payments on long-term debt	(596)	(481)
Net cash provided by financing activities	7,174	3,039
Effect of exchange rate on cash and cash equivalents	26	321
Net increase in cash and cash equivalents	4,309	1,850
Cash and cash equivalents, beginning of period	4,220	3,691
Cash and cash equivalents, end of period	$8,529	$5,541

Supplemental disclosure of cash flow information:
Cash paid for interest	$12	$12

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Series C Convertible Preferred Stock ($0.0001 par Value)		Common Stock ($0.0001 par Value)		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance March 31, 2021	–	$–	2,092,909	$2	$189,217	$(179,277)	$(4,579)	$5,363
Transaction costs related to ATM agreement offering	–	–	–	–	(10)	–	–	(10)
Employee stock-based compensation expenses	–	–	–	–	56	–	–	56
Stock based compensation related to issuance of restricted common stock	–	–	–	–	3	–	–	3
Foreign currency translation adjustment	–	–	–	–	–	–	307	307
Net loss	–	–	–	–	–	(1,098)	–	(1,098)
Balance, June 30, 2021	–	$–	2,092,909	$2	$189,266	$(180,375)	$(4,272)	$4,621
Issuance of common stock in connection with ATM, net of transaction costs	–	–	855,500	1	6,901	–	–	6,902
Issuance of common stock due to options exercises	–	–	44,042	–	193	–	–	193
Issuance of common stock due to warrants exercises	–	–	12,290	–	23	–	–	23
Employee stock-based compensation expense	–	–	–	–	52	–	–	52
Stock based compensation related to issuance of restricted common stock	–	–	–	–	3	–	–	3
Foreign currency translation adjustment	–	–	–	–	–	–	(234)	(234)
Net loss	–	–	–	–	–	(100)	–	(100)
Balance, September 30, 2021	–	$–	3,004,741	$3	$196,438	$(180,475)	$(4,506)	$11,460
Shares issued in connection with ATM, net of transaction costs	–	–	94,600	–	662	–	–	662
Employee stock-based compensation expense	–	–	–	–	56	–	–	56
Foreign currency translation adjustment	–	–	–	–	–	–	(65)	(65)
Net loss	–	–	–	–	–	(944)	–	(944)
Balance, December 31, 2021	–	$–	3,099,341	$3	$197,156	$(181,419)	$(4,571)	$11,169

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of December 31, 2021 and for the three and nine months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2021, the condensed consolidated statements of comprehensive income (loss) for the three and nine months ended December 31, 2021 and 2020, the cash flows for the nine months ended December 31, 2021 and 2020 and the condensed consolidated statement of stockholders’ equity for the three and nine months ended December 31, 2021 and 2020 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented. The results for the three and nine months ended December 31, 2021 are not necessarily indicative of results to be expected for the year ending March 31, 2022 or for any future interim period. The condensed consolidated balance sheet at March 31, 2021 has been derived from audited consolidated financial statements. These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended March 31, 2021 and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on July 14, 2021.

Note 2.	Liquidity and Financial Condition

The Company reported a net loss of $944,000 and $2,142,000 for the three and nine months ended December 31, 2021. At December 31, 2021 and March 31, 2021, the Company’s accumulated deficit amounted to $181,419,000 and $179,277,000, respectively. The Company had working capital of $13,824,000 and $8,905,000 as of December 31, 2021, and March 31, 2021, respectively.

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

On July 30, 2021, the Company entered into an At The Market Offering Agreement with HC Wainwright & Co., LLC under which the Company may issue and sell shares of its common stock from time to time through HC Wainwright acting as sales agent. The Company will pay HC Wainwright a commission of 3% of the gross proceeds from the sale of any shares of common stock under the Agreement. During the quarter ended December 31, 2021, the Company sold 94,600 shares of common stock for gross proceeds of $700,000 and net proceeds of $662,000 after deducting commissions and other offering expenses. During the nine months ended December 31, 2021, the Company sold 950,100 shares of common stock for gross proceeds of $7,901,000 and net proceeds of $7,554,000 after deducting commissions and other offering expenses.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except per share data)	2021	2020	2021	2020

Loss from continuing operations	$(944)	$(626)	$(2,142)	$(1,183)
Income (loss) from discontinued operations	–	(24)	–	893
Net loss	$(944)	$(650)	$(2,142)	$(290)

Weighted-average number of common shares outstanding: basic and diluted	3,080	2,052	2,507	1,967

Loss per share from continuing operations	$(0.31)	$(0.31)	$(0.85)	$(0.60)
Income (loss) per share from discontinued operations	–	(0.01)	–	0.45
Net loss per share: basic and diluted	$(0.31)	$(0.32)	$(0.85)	$(0.15)

The computation of basic loss per share for the three and nine months ended December 31, 2021, and 2020 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands)	2021	2020	2021	2020
Stock options	206	61	206	70
Restricted stock	–	1	–	1
Warrants	106	119	106	119
Common stock units (1)	46	46	46	46
	358	227	358	236

(1)	Consists of 30,668 restricted stock units and warrants to purchase 15,332 shares of common stock

Revenue Recognition

On April 1, 2018, the Company adopted Accounting Standards Update (“ASU”), "Revenue from Contracts with Customers Topic 606 (“Topic 606”) using the modified retrospective method. There was no material impact to the Company upon the adoption of Topic 606. Revenue is recognized when the Company transfers promised goods or services to the customer, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. In determining the appropriate amount of revenue to be recognized as the Company fulfills its obligations under the agreement, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.

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

Disaggregation of Revenue

The following table presents the Company’s disaggregated revenues by revenue source:

(In thousands)	Three Months Ended December 31,		Nine Months Ended December 31,
Product	2021	2020	2021	2020
Human Care	$2,015	$3,534	$7,201	$13,628
Animal Care	818	1,357	2,755	2,745
Service and Royalty	69	45	374	99
	$2,902	$4,936	$10,330	$16,472

Accounts Receivable

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts, and sales returns. Estimates for cash discounts and sales returns are based on analysis of contractual terms and historical trends.

The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Other factors that the Company considers include its existing contractual obligations, historical payment patterns of its customers and individual customer circumstances, an analysis of days sales outstanding by customer and geographic region, and a review of the local economic environment and its potential impact on government funding and reimbursement practices. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts represents probable credit losses of $88,000 and $125,000 at December 31, 2021 and March 31, 2021, respectively. Additionally, at December 31, 2021 and March 31, 2021 the Company has allowances of $1,382,000 and $1,488,000, respectively, related to potential discounts, returns, distributor fees and rebates. The allowances are included in accounts receivable, net in the accompanying condensed consolidated balance sheets.

Inventories

Inventories are stated at the lower of cost, cost being determined on a standard cost basis (which approximates actual cost on a first-in, first-out basis), or net realizable value.

Due to changing market conditions, estimated future requirements, age of the inventories on hand and production of new products, the Company regularly reviews inventory quantities on hand and records a provision to write down excess and obsolete inventory to its estimated net realizable value. The Company recorded a provision to reduce the carrying amounts of inventories to their net realizable value in the amount of $238,000 and $223,000 at December 31, 2021 and March 31, 2021, respectively, which is included in cost of product revenues on the Company’s accompanying condensed consolidated statements of comprehensive income (loss).

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

Discontinued operations

During the three months ended June 30, 2020, the Company’s Board of Directors approved the sale of certain assets related to the Micromed business. On June 24, 2020, the Company closed on an asset purchase agreement with Infinity Labs SD, Inc. The Company decided to divest the Micromed business, resulting in a strategic shift that had a major effect on its operations and financial results. Therefore, the divested Micromed operations meet the criteria to be reported as discontinued operations.

There were no assets and liabilities of discontinued operations on the condensed consolidated balance sheets as of December 31, 2021, or March 31, 2021.

Income (loss) from discontinued operations, net of tax for the three months ended December 31, 2021, and 2020 includes $0 and $(24,000), respectively, of gross profit reclassified from continuing operations to discontinued operations during the periods. Income from discontinued operations, net of tax for the nine months ended December 31, 2021, and 2020 includes $0 and $893,000, respectively, of gross profit reclassified from continuing operations to discontinued operations during the periods.

Gain on disposal of discontinued operations for the nine months ended December 31, 2020, includes $795,000 of gain primarily from the value of the customer base of Micromed.

The operations of the Micromed business included in discontinued operations is summarized as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Revenues	$–	$–	$–	$214,000
Cost of revenues	–	–	–	53,000
Selling general and administrative expenses	–	(1,000)	–	38,000
Income from discontinued operations before tax	–	1,000	–	123,000
Gain on disposal of discontinued operations before income taxes	–	(25,000)	–	770,000
Total income (loss) from discontinued operations, before tax	–	(24,000)	–	893,000
Income tax benefit (expense)	–	–	–	–
Income (loss) from discontinued operations, net of tax	$–	$(24,000)	$–	$893,000

Note 5.	Condensed Consolidated Balance Sheet

Inventories, net

Inventories, net consist of the following:

	December 31,	March 31,
	2021	2021
Raw materials	$1,627,000	$1,670,000
Finished goods	1,252,000	860,000
Inventories, net	$2,879,000	$2,530,000

The Company reserved $238,000 and $223,000 for obsolescence at December 31, 2021 and March 31, 2021, respectively.

Leases

The Company's operating leases are comprised primarily of operating facility leases. The Company did not have any finance leases as of December 31, 2021, and March 31, 2021. Balance sheet information related to our leases is presented below:

	December 31,	March 31,
	2021	2021
Operating leases:
Operating lease right-of-use assets	$623,000	$769,000
Operating lease liabilities – current	$261,000	$240,000
Operating lease liabilities – non- current	$362,000	$529,000

Other information related to operating leases is presented below:

Nine Months Ended December 31, 2021
Operating lease cost	$274,000
Other information:
Operating cash flows from operating leases	$148,000
Weighted-average remaining lease term – operating leases (in months)	29.50
Weighted-average discount rate – operating leases	6.00%

As of December 31, 2021, the annual minimum lease payments of our operating lease liabilities were as follows:

For Years Ending March 31,
2022 (excluding the nine months ended December 31, 2021)	$83,000
2023	292,000
2024	207,000
2025	103,000
2026	14,000
Thereafter	–
Total future minimum lease payments, undiscounted	699,000
Less: imputed interest	(76,000)
Present value of future minimum lease payments	$623,000

Note 6.	Commitments and Contingencies

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

Employment Agreements

As of December 31, 2021, the Company had employment agreements in place with three of its key executives. These executive employment agreements provide, among other things, for the payment of up to twelve months of severance compensation for terminations under certain circumstances. With respect to these agreements, at December 31, 2021, aggregated annual salaries would be $775,000 and potential severance payments to these key executives would be $775,000 if triggered.

Related Party Transactions

Effective September 25, 2019, Ms. Trombly was appointed the Chief Executive Officer of the Company. Ms. Trombly is the owner of Trombly Business Law, PC which has been retained by the Company to advise on certain corporate and securities law matters. During the three months ended December 31, 2021, and 2020, the Company incurred $30,000 and $51,000, respectively, in legal services from Trombly Business Law, PC. During the nine months ended December 31, 2021, and 2020, the Company incurred $136,000 and $165,000, respectively in legal services from Trombly Business Law, PC.

Note 7.	Debt

On May 1, 2020, the Company received loan proceeds in the amount of $1,310,000 under the Paycheck Protection Program (“PPP”), from Coastal States Bank in Atlanta, Georgia. The unsecured loan, which is in the form of a note dated April 29, 2020, matures on April 29, 2022, and bears interest at a rate of 1% per annum, payable monthly commencing on December 1, 2021. The note may be prepaid at any time prior to maturity with no prepayment penalties. The Company used the loan amount for eligible purposes, such as payroll expenses. On September 3, 2021, The Company received approval for forgiveness in the amount of $723,000.

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

During the quarter ended December 31, 2021, the Company sold 94,600 shares of common stock for gross proceeds of $700,000 and net proceeds of $662,000 after deducting commissions and other offering expenses. During the nine months ended December 31, 2021, the Company sold 950,100 shares of common stock for gross proceeds of $7,901,000 and net proceeds of $7,554,000 after deducting commissions and other offering expenses.

Note 9.	Stock-Based Compensation

Stock-based compensation expense is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands)	2021	2020	2021	2020
Cost of revenues	$–	$–	$–	$(27)
Research and development	–	–	–	26
Selling, general and administrative	56	93	170	317
Total stock-based compensation	$56	$93	$170	$316

At December 31, 2021, there were unrecognized compensation costs of $441,549 related to stock options which is expected to be recognized over a weighted-average amortization period of 2.02 years.

At December 31, 2021, there were no unrecognized compensation costs related to restricted stock.

Stock options award activity is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at April 1, 2021	267,569	$25.16	–	$–
Options granted	–	–	–	–
Options exercised	(44,042)	4.38	–	154,597
Options forfeited	(3,500)	8.03	–	–
Options expired	(13,996)	96.25	–	–
Outstanding at December 31, 2021	206,031	$25.06	7.47	$8,152
Exercisable at December 31, 2021	86,200	$48.74	5.32	$8,152

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock, or $4.56 per share at December 31, 2021.

Restricted stock award activity is as follows:

	Number of Shares	Weighted Average Award Date Fair Value per Share
Unvested restricted stock awards outstanding at April 1, 2021	833	$13.68
Restricted stock awards granted	–	–
Restricted stock awards vested	833	13.68
Restricted stock awards forfeited	–	–
Unvested restricted stock awards outstanding at December 31, 2021	–	$–

The Company did not capitalize any cost associated with stock-based compensation.

The Company issues new shares of common stock upon exercise of stock options or release of restricted stock awards.

The Company issues new shares of common stock upon exercise of stock-based awards.

Note 10.	Income Taxes

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

The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized tax benefits will increase or decrease within twelve months of December 31, 2021. The unrecognized tax benefits may increase or change during the next year for items that arise in the ordinary course of business.

Note 11.	Geographic Information

The Company generates revenues from products, which are sold into the human and animal healthcare markets.

The following table shows the Company’s revenues by geographic region:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands)	2021	2020	2021	2020
United States	$933	$1,978	$3,872	$5,582
Latin America	273	1,307	1,356	5,659
Europe and Rest of the World	1,696	1,651	5,102	5,231
Total	$2,902	$4,936	$10,330	$16,472

Note 12.	Significant Customer Concentrations

For the three months ended December 31, 2021, one customer represented 22% of net revenue. For the nine months ended December 31, 2021, one customer represented 23% of net revenue, and another customer represented 13% of net revenue. For the nine months ended December 31, 2021, two customers represented greater than 10% of accounts receivable.

For the three months ended December 31, 2020, one customer represented 26%, and another customer represented 24% of net revenue. For the nine months ended December 31, 2020, one customer represented 34% of net revenue and, another customer represented 14% of net revenue.

Note 13.	Subsequent Events

 Option Grants

On January 14, 2022, the Company awarded stock options to certain executive officers, directors and employees of the Company. The grant was part of the annual company-wide grant to all employees in recognition of their services. The exercise price of the options is based on the closing price of our common stock of $4.60 per share on January 14, 2022, and the options vest in three equal tranches on the first, second and third anniversary of the grant date. All options vest upon change of control. Any unvested options will expire if the employment of the respective executive terminates prior to the vesting date. Each director and each of the following executive officers received 30,000 options each: Amy Trombly, Chief Executive Officer, Jerry Dvonch, Chief Financial Officer, and Bruce Thornton, Chief Operations Officer.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as of December 31, 2021 and our audited consolidated financial statements for the year ended March 31, 2021 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 14, 2021.

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

First Aid and Wound Care

Our HOCl-based wound care products are intended for the treatment of acute and chronic wounds as well as first-and second-degree burns. They work by first removing foreign material and debris from the skin surface and moistening the skin, thereby improving wound healing. Second, our HOCl products assist in the wound healing process through their antimicrobial properties by removing microorganisms. Since HOCl is an important constituent of our innate immune system and is formed and released by the macrophages during phagocytosis, it is advantageous to other wound-irrigation and antiseptic solutions as highly organized cell structures such as human tissue can tolerate the action of our wound care solution while single-celled microorganisms cannot. Due to its unique chemistry, our wound treatment solution is much more stable than similar products on the market and therefore maintains much higher levels of hypochlorous acid over its shelf life.

In the United States, we sell our wound care products directly to hospitals, physicians, and other healthcare practitioners. We have also begun partnering with distributors to expand our reach into the wound care markets. In March 2021, we granted EMC Pharma the non-exclusive right to sell wound care products to certain governmental entities. In January 2022, we entered into an agreement with Salus Medical, LLC for a non-exclusive right to sell our wound care products.

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

Eye Care

Our prescription product Acuicyn™ is an antimicrobial prescription solution for the treatment of blepharitis and the daily hygiene of eyelids and lashes and helps manage red, itchy, crusty and inflamed eyes. It is strong enough to kill the bacteria that causes discomfort, fast enough to provide near instant relief, and gentle enough to use as often as needed. In the United States, our partner EMC Pharma is selling our prescription-based eye care product through its distribution network.

On September 28, 2021, we launched Ocucyn Eyelid & Eyelash Cleanser, which is sold directly to consumers on Amazon.com. Ocucyn Eyelid & Eyelash Cleanser, designed for everyday use, is a safe, gentle, and effective solution for good eyelid & eyelash hygiene.

In international markets we rely on a network of distribution partners to sell our eye products. On May 19, 2020, we entered into an expanded license and distribution agreement with our existing partner, Brill International S.L. for our Microdacyn60® Eye Care HOCl-based product. Under the license and distribution agreement, Brill has the right to market and distribute our eye care product under the private label Ocudox™ in Italy, Germany, Spain, Portugal, France, and the United Kingdom for a period of 10 years, subject to meeting annual minimum sales quantities. In return, Brill will pay us a one-time fee, and the agreed upon supply prices. In parts of Asia, Dyamed Biotech markets our eye product under the private label Ocucyn.

Oral, Dental, and Nasal Care

We sell a variety of oral, dental, and nasal products around the world.

In the United States, on December 14, 2020, we partnered with Gabriel Science, LLC to market our HOCl-based products in the dental, head and neck markets and launched Endocyn®, a biocompatible root canal irrigant. On January 19, 2022, we added Salus Medical, LLC, as a partner to distribute Endocyn as well as dermatology, wound care and eye care products on a non-exclusive basis.

Internationally, our product Microdacyn60® Oral Care treats mouth and throat infections and thrush. Microdacyn60 solution assists in reducing inflammation, pain, soothing cough relief and does not contain any harmful chemicals. It does not stain teeth, is non-irritating, non-sensitizing, has no contraindications and is ready for use with no mixing or dilution. In New Zealand and Australia, our partner Te Arai BioFarma Ltd. markets our oral product under their label Oracyn® Oral Care. Our partner, Dyamed Biotech, expects to launch Oracyn® Oral Care in parts of Asia this year. On January 18, 2022, we partnered with Anlicare International to seek regulatory clearances for our dental and oral products in China and Macau.

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

Results of Continuing Operations

Comparison of the Three and Nine Months Ended December 31, 2021, and 2020

Revenue

The following tables shows our consolidated revenue and revenue by geographic region for the three and nine months ended December 31, 2021, and 2020:

	Three Months Ended December 31,
(In thousands)	2021	2020	$ Change	% Change
United States	$933	$1,978	$(1,045)	(53%	)
Latin America	273	1,307	(1,034)	(79%	)
Europe and Rest of the World	1,696	1,651	45	3%
Total	$2,902	$4,936	$(2,034)	(41%	)

	Nine Months Ended December 31,
(In thousands)	2021	2020	$ Change	% Change
United States	$3,872	$5,582	$(1,710)	(31%	)
Latin America	1,356	5,659	(4,303)	(76%	)
Europe and Rest of the World	5,102	5,231	(129)	(2%	)
Total	$10,330	$16,472	$(6,142)	(37%	)

The decrease in United States revenues for the three and nine months ended December 31, 2021, compared to the prior year of $1,045,000 and $1,710,000, respectively, was primarily related to the transfer of sales of our prescription dermatology products to EMC Pharma. As a result of the transfer, we now sell our prescription products to EMC at a reduced price instead of selling directly to patients, which has brought our U.S. prescription drug business to profitability by eliminating the overhead costs of a direct sales force. Prior to this transaction, our U.S. prescription dermatology business had operated at a significant loss and partnering with EMC has improved our overall financial health while retaining lower, but now profitable, revenues from the U.S. prescription dermatology business. Wound care product revenues were essentially flat from the prior year. For the three months ended December 31, 2021, we saw a decline in U.S. animal care revenue versus the prior year of $500,000 which was due to quarterly order fluctuations as for the nine months ended December 31, 2021, animal care revenue was flat compared to the prior year.

As a result of the asset purchase agreement and arrangement we entered into on October 27, 2016, with Invekra, we were obligated to supply Invekra with product at a reduced price through October 27, 2020. Although the end of this contract has caused a reduction in the top line, the overall impact has been neutral to our bottom line due to the low margins required by the contract. Since then, Invekra has started its own manufacturing and we have continued to manufacture for Invekra in small amounts as overflow manufacturing. However, we now charge market prices for manufacturing since the contract ended. The decrease in Latin American revenues for the three and nine months ended December 31, 2021, compared to the prior year periods was the result of the Invekra revenue declining to $273,000 and $1,356,000 from $1,307,000 and $5,659,000, respectively.

The increase in Europe and Rest of the World revenues for the three months ended December 31, 2021, compared to the prior year was the result of increases in Asia partially offset by decreases in Europe and the Middle East. For the nine months ended December 31, 2021, the decrease in Europe and Rest of the World revenues was the result of decreases in Europe and the Middle East partially offset by increases in Asia.

Cost of Revenue and Gross Profit

The cost of revenue and gross profit metrics are as follows:

	Three Months Ended December 31,
(In thousands, except for percentages)	2021	2020	Change	% Change
Cost of Revenue	$1,699	$2,941	$(1,242)	(42%	)
Cost of Revenue as a % of Revenue	59%	60%	(1% )
Gross Profit	$1,203	$1,995	$(792)	(40%	)
Gross Profit as a % of Revenue	41%	40%	1%

	Nine Months Ended December 31,
(In thousands, except for percentages)	2021	2020	Change	% Change
Cost of Revenue	$6,433	$9,719	$(3,286)	(34%	)
Cost of Revenue as a % of Revenue	62%	59%	3%
Gross Profit	$3,897	$6,753	$(2,856)	(42%	)
Gross Profit as a % of Revenue	38%	41%	(3% )

For the three months ended December 31, 2021, gross margins increased by 1% and for the nine months ended December 31, 2021, gross margins decreased by 3%. The increase in margins for the three months ended December 31, 2021 was the result of Invekra prices changing as described above. The decline of 3% for the nine months ended December 31, 2021 was the result of the EMC Pharma transaction. Our partnership with EMC Pharma has resulted in lower revenue from the sale of our prescription dermatology products in the U.S. because the transfer price that EMC Pharma, LLC pays is lower than the prices we received for these products when we sold them ourselves directly to patients. However, our operating costs associated with this business have dropped substantially due to the elimination of the direct sales force for these prescription products and reduction of associated overhead costs. As a result, our U.S. prescription product business is now smaller, but profitable, and is improving the overall health of Sonoma.

Research and Development Expense

The research and development metrics are as follows:

	Three Months Ended December 31,
(In thousands, except for percentages)	2021	2020	Change	% Change
Research and Development Expense	$26	$33	$(7)	(21%	)
Research and Development Expense as a % of Revenue	1%	1%	–

	Nine Months Ended December 31,
(In thousands, except for percentages)	2021	2020	Change		% Change
Research and Development Expense	$121	$425	$(304)		(72%	)
Research and Development Expense as a % of Revenue	1%	3%	(2%	)

For the three months ended December 31, 2021, research and development expenses of $26,000 decreased by $7,000 from the prior year and was nearly flat. The decrease in research and development expenses of $304,000 for the nine months ended December 2021 versus the prior year was the result of closing our Seattle facility and moving the R&D function to Mexico.

Selling, General and Administrative Expense

The selling, general and administrative expense metrics are as follows:

	Three Months Ended December 31,
(In thousands, except for percentages)	2021	2020	Change	% Change
Selling, General and Administrative Expense	$2,135	$2,100	$35	2%
Selling, General and Administrative Expense as a % of Revenue	74%	43%	31%

	Nine Months Ended December 31,
(In thousands, except for percentages)	2021	2020	Change	% Change
Selling, General and Administrative Expense	$6,603	$6,963	$(360)	(5%	)
Selling, General and Administrative Expense as a % of Revenue	64%	42%	22%

The increase in Selling, General and Administrative expense for the three months ended December 31, 2021, was $35,000 due to increased insurance costs. The decrease in Selling, General and Administrative expenses for the nine months ended December 31, 2021 of $360,000 was the result the reduction in sales force related to the EMC Pharma transaction partially offset by increased insurance costs.

Interest (expense) income, net

Interest (expense) income, net for the three and nine months ended December 31, 2021, was $3,000 and ($1,000), respectively, compared to $(2,000) and $2,000, for the three and nine months ended December 31, 2020, respectively.

Other (Expense) Income, net

Other (expense) income for the three and nine months ended December 31, 2021, was $11,000 and $542,000 respectively, compared to $(490,000) and $(687,000), respectively, for the three and nine months ended December 31, 2020. The increase in other income relates primarily to the recognition of PPP loan forgiveness in the amount of $723,000.

Gain on Sale of Assets

Gain on the sale of assets was $0 for the three months ended December 31, 2021 and $150,000 for the nine months ended December 31, 2021, respectively, compared to $4,000 and $137,000, respectively, for the three and nine months ended December 31, 2020. During the three months ended December 31, 2020, we sold fixed assets no longer needed after closing our Petaluma manufacturing facility and during the nine months ended December 31, 2020, we also sold assets to Infinity along with our Micromed division. In September 2021, we recognized revenue related to the sale of asset to Microsafe previously held in deferred revenue.

Net Income (Loss) from Continuing Operations

Net losses from continuing operations for the three and nine months ended December 31, 2021, were $944,000 and $2,136,000, respectively, compared to net losses of $626,000 and $1,183,000, respectively, for the three and nine months ended December 31, 2020.

Results of Discontinued Operations

Comparison of Three and Nine Months Ended December 31, 2021, and 2020

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

The operations of the Micromed business included in discontinued operations is summarized as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Revenues	$–	$–	$–	$214,000
Cost of revenues	–	–	–	53,000
Selling general and administrative expenses	–	(1,000)	–	38,000
Income from discontinued operations before tax	–	1,000	–	123,000
Gain on disposal of discontinued operations before income taxes	–	(25,000)	–	770,000
Total income (loss) from discontinued operations, before tax	–	(24,000)	–	893,000
Income tax benefit (expense)	–	–	–	–
Income (loss) from discontinued operations, net of tax	$–	$(24,000)	$–	$893,000

Gain on disposal of discontinued operations for the nine months ended December 31, 2020, includes $795,000 of gain primarily from the value of the customer base of Micromed.

Liquidity and Capital Resources

We reported a net loss of $944,000 and $2,142,000 for the three and nine months ended December 31, 2021. At December 31, 2021 and March 31, 2021, our accumulated deficit amounted to $181,419,000 and $179,277,000, respectively. As of December 31, 2021, we had cash and cash equivalents of $8,529,000 compared to $5,541,000 on December 31, 2020. Since our inception, substantially all of our operations have been financed through sales of equity securities. Other sources of financing that we have used to date include our revenues, as well as various loans and the sale of certain assets to Invekra, Petagon, Microsafe and Infinity Labs.

The following table presents a summary of our consolidated cash flows for operating, investing and financing activities for the nine months ended December 31, 2021, and 2020 as well as balances of cash and cash equivalents and working capital:

	Nine Months Ended December 31,
(In thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$(2,853)	$(1,902)
Investing activities	(38)	392
Financing activities	7,174	3,039
Effect of exchange rates on cash	26	321
Net change in cash and cash equivalents	4,309	1,850
Cash and cash equivalents, beginning of the period	4,220	3,691
Cash and cash equivalents, end of the period	$8,529	$5,541
Working capital (1), end of period	$13,824	$12,329

(1)	Defined as current assets minus current liabilities

Net cash used by operating activities during the nine months ended December 31, 2021, was $2,853,000, primarily due to a net loss of $2,142,000 and forgiveness on PPP loans of $723,000.

Net cash used by operating activities during the nine months ended December 31, 2020, was primarily due to an increase in inventories of $403,000, a decrease in accrued expenses of $779,000 and a decrease in accounts payable of $168,000 and a net loss of $290,000 for the period. These uses were partially offset by a decrease in accounts receivable of $464,000.

Net cash used by investing activities was $38,000 for the nine months ended December 31, 2021, primarily related to purchases of equipment.

Net cash provided by investing activities for the nine months ended December 31, 2020, was primarily related to the proceeds from the sale of our Micromed division of $610,000 partially offset by the purchase of equipment.

Net cash provided by financing activities was $7,174,000 for the nine months ended December 31, 2021, primarily related to the proceeds from issuance of common stock of $7,554,000, and partially offset by payments on long term debt.

Net cash provided by financing activities for the nine months ended December 31, 2020, was primarily related to proceeds from the exercise of stock options and warrants of $2,210,000, and PPP loans of $1,310,000.

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

Material Trends and Uncertainties

As we have previously discussed in our annual report on Form 10-K filed with the SEC on July 14, 2021, we face a substantial Mexico tax liability, intercompany debt, unpaid technical assistance charges and accrued interest. These amounts are not due until 2027. At this time, management believes there are sufficient assets on the balance sheet to more than cover any tax obligation without interrupting the Company’s operations or business. We have engaged tax professionals to review all options to limit our exposure to these amounts and to proceed in a manner that is most advantageous to the Company.

As Covid impacts economies worldwide, we are closely watching inflation, shipping costs, supply chain issues and labor costs. At this time, the overall impact of these issues has been minimal. The potential impact to our business operations, customer demand and supply chain due to increased shipping costs may ultimately impact sales. We continue to evaluate our end-to-end supply chain and assess opportunities to refine the impact on sales. Currently, most of our customers pay for shipping expenses, including increased shipping costs, if any. We have not yet faced labor shortages however it is possible we may have difficulties retaining and finding qualified employees in a tight labor market in the future. Furthermore, overall inflation tendencies may put pressure on our product pricing and/or costs.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021. We concluded this because of the errors we found in the Form 10-Q filing from June 30, 2020, that were restated in our 10-Q/A that was filed on November 17, 2020. We also found an error on withholding taxes for our Mexico entity which resulted in a correction in our 10-K that was filed on July 14, 2021. We have determined that there were inadequate spreadsheet controls, a lack of separation of duties with preparation and review of the reported numbers, and inadequate analysis of revenue reporting among other things. We also determined that we had inadequate review of tax consequences of our intercompany transactions that was determined when we did a tax planning exercise with a tax consultant.

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

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The material weaknesses discussed above were subsequently identified and will result in future mitigation activities.

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

Other than the risks set forth below, there have been no material changes from risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended March 31, 2021, as filed with the SEC on July 14, 2021, and our quarterly report on Form 10-Q for the quarter ended September 30, 2021, as filed with the SEC on November 15, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue any unregistered securities during the quarter ended December 31, 2021.

Item 3.	Default Upon Senior Securities

We did not default upon any senior securities during the quarter ended December 31, 2021.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On January 14, 2022, we completed our annual grant of stock options to employees, including executive officers, and directors of the Company. The annual grant is intended to recognize employees who meet certain employment criteria and retain key employees. The exercise price of the options is based on the closing price of our common stock of $4.60 per share on January 14, 2022, and the options vest in three equal tranches on the six-month, 18-month and 30- month anniversary of the grant date. All options vest upon change of control. Any unvested options will expire if the employment of the respective executive terminates prior to the vesting date. Each director and each of the following executive officers received 30,000 options each: Amy Trombly, Chief Executive Officer, Jerry Dvonch, Chief Financial Officer, and Bruce Thornton, Chief Operations Officer.

Item 6.	Exhibits

Exhibit Index

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., effective January 30, 2006 (included as exhibit 3.1 of the Company’s Annual Report on Form 10-K filed June 20, 2007, and incorporated herein by reference).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., effective October 22, 2008 (included as exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 21, 2008, and incorporated herein by reference).
3.4	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective March 29, 2013 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 22, 2013, and incorporated herein by reference).
3.5	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective December 4, 2014 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 8, 2014, and incorporated herein by reference).
3.6	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective October 22, 2015 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 27, 2015, and incorporated herein by reference).
3.7	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective June 24, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 28, 2016, and incorporated herein by reference).
3.8	Certificate of Amendment of Restated Certificate of Incorporation of Sonoma Pharmaceuticals, Inc., as amended, effective December 6, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 7, 2016, and incorporated herein by reference).
3.9	Amended and Restated Bylaws, as amended, of Sonoma Pharmaceuticals, Inc., effective December 6, 2016 (included as exhibit 3.2 to the Company’s Current Report on Form 8-K filed December 7, 2016, and incorporated herein by reference).
3.10	Certificate of Designation of Preferences, Rights and Limitations of Series A 0% Convertible Preferred Stock, filed with the Delaware Secretary of State on April 24, 2012 (included as exhibit 4.2 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).
3.11	Certificate of Designation of Series B Preferred Stock, effective October 18, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 21, 2016, and incorporated herein by references).
3.12	Certificate of Amendment of Restated Certificate of Incorporation of Sonoma Pharmaceuticals, Inc., as amended, effective June 19, 2019 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 19, 2019, and incorporated herein by reference).
4.1	Specimen Common Stock Certificate (included as exhibit 4.1 to the Company’s Annual Report on Form 10-K filed June 28, 2017, and incorporated herein by reference).
4.2	Section 382 Rights Agreement, dated as of October 18, 2016, between Oculus Innovative Sciences, Inc. and Computershare Inc., which includes the Form of Certificate of Designation of Series B Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 21, 2016, and incorporated herein by reference).
4.3	Form of Placement Agent Warrant granted to Dawson James Securities, Inc. in connection with the November 2019 public offering (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 29, 2019, and incorporated herein by reference).
10.1	Form of Indemnification Agreement between Oculus Innovative Sciences, Inc. and its officers and directors (included as exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.2	Office Lease Agreement, dated May 18, 2006, between Oculus Technologies of Mexico, S.A. de C.V. and Antonio Sergio Arturo Fernandez Valenzuela (translated from Spanish) (included as exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

10.3	Office Lease Agreement, dated July 2003, between Oculus Innovative Sciences, B.V. and Artikona Holding B.V. (translated from Dutch) (included as exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.4	Form of Director Agreement (included as exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.5	Amended and Restated Oculus Innovative Sciences, Inc. 2006 Stock Incentive Plan and related form stock option plan agreements (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 2, 2007, and incorporated herein by reference).
10.6	Amendment to Office Lease Agreement, effective February 15, 2008, by and between Oculus Innovative Sciences Netherlands B.V. and Artikona Holding B.V. (translated from Dutch) (included as exhibit 10.44 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).
10.7	Oculus Innovative Sciences, Inc. 2011 Stock Incentive Plan (included as exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2011, and incorporated herein by reference).
10.8†	Exclusive Sales and Distribution Agreement, dated November 6, 2015, by and between Oculus Innovative Sciences, Inc. and Manna Pro Products, LLC (included as exhibit 10.1 to the Company’s 8-K filed March 23, 2016 and incorporated herein by reference).
10.9†	Asset Purchase Agreement dated October 27, 2016, between Oculus Innovative Sciences, Inc. and Invekra, S.A.P.I de C.V. (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 31, 2016, and incorporated herein by reference).
10.10†	Amendment Agreement to Acquisition Option dated October 27, 2016, by and between More Pharma Corporation S. de R.L. de C.V. and Oculus Technologies of Mexico, S.A. de C.V. (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 31, 2016, and incorporated herein by reference).
10.11	2016 Equity Incentive Plan (included as exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2016, and incorporated herein by reference).
10.12	Securities Purchase Agreement entered into by and between Sonoma Pharmaceuticals, Inc. and Montreux Equity Partners V, L.P., dated March 1, 2018 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 6, 2018, and incorporated herein by reference).
10.13†	Exclusive License and Distribution Agreement entered into by and between Sonoma Pharmaceuticals, Inc. and EMS.S.A., dated June 4, 2018 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 5, 2018, and incorporated herein by reference).
10.14	Warrant Agency Agreement entered into by and among Sonoma Pharmaceuticals, Inc., Computershare, Inc. and Computershare Trust Company, N.A., dated November 21, 2018 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 21, 2018, and incorporated herein by reference).
10.15⸸+	Asset Purchase Agreement dated May 14, 2019, between Sonoma Pharmaceuticals, Inc. and Petagon, Ltd. (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 22, 2019, and incorporated herein by reference).
10.16⸸+	Asset Purchase Agreement dated February 21, 2020, between Sonoma Pharmaceuticals, Inc. and Microsafe Group, DMCC (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 27, 2020, and incorporated herein by reference.)
10.17⸸+	License, Distribution and Supply Agreement by and between Sonoma Pharmaceuticals, Inc. and Brill International, S.L. dated May 19, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 26, 2020, and incorporated herein by reference.)
10.18	Consulting Agreement between the Company and Dr. Robert Northey, dated May 30, 2020. (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 4, 2020, and incorporated herein by reference.)
10.19⸸+	Asset Purchase Agreement between the Company and Infinity Labs SD, Inc., dated June 24, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 30, 2020, and incorporated herein by reference.)
10.20+	Woodstock Lease Agreement between the Company and Fowler Crossing Partners, LP, dated October 1, 2018.
10.21⸸	Licensing Agreement between Sonoma Pharmaceuticals, Inc. and Microsafe Group, effective July 27, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 6, 2020, and incorporated herein by reference).

10.22⸸	Exclusive Licensing and Distribution Agreement between Sonoma Pharmaceuticals, Inc. and Crown Laboratories, Inc., effective December 4, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 10, 2020, and incorporated herein by reference).
10.23⸸	Licensing and Distribution Agreement between Sonoma Pharmaceuticals, Inc. and Gabriel Science, LLC, effective December 14, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2020, and incorporated herein by reference).
10.24⸸	Exclusive Supply and Distribution Agreement between the Company and EMC Pharma, LLC, dated March 26, 2021 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 31, 2021, and incorporated herein by reference).
10.25	Employment Agreement by and between the Company and Amy Trombly, dated July 1, 2021 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 6, 2021, and incorporated herein by reference).
10.26	Employment Agreement by and between the Company and Jerry Dvonch, dated July 1, 2021 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 6, 2021, and incorporated herein by reference).
10.27	Employment Agreement by and between the Company and Bruce Thornton, dated July 1, 2021 (included as exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 6, 2021, and incorporated herein by reference).
10.28	At-The-Market Offering Agreement, by and between the Company and H.C. Wainwright & Co., LLC, dated July 30, 2021 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 30, 2021, and incorporated herein by reference).
10.29	2021 Equity Incentive Plan (included as appendix on the Company’s proxy statement filed on July 29, 2021 and incorporated herein by reference).
10.30+⸸	Exclusive License and Distribution Agreement between the Company and Dyamed Biotech Pte Ltd., dated November 4, 2021 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 9, 2021, and incorporated herein by reference).
10.31+⸸	Non-Exclusive Distribution and Supply Agreement between the Company and Salus Medical, LLC dated January 19, 2022 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 20, 2022, and incorporated herein by reference).
10.32+⸸	Exclusive License and Distribution Agreement between Sonoma Pharmaceuticals, Inc. and Anlicare International dated January 18, 2022 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 20, 2022, and incorporated herein by reference).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	InlineXBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
†	Confidential treatment has been granted with respect to certain portions of this agreement.
⸸	Certain portions of the exhibit have been omitted to preserve the confidentiality of such information. The Company will furnish copies of any such information to the SEC upon request.
+	The schedules to the exhibit have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any such schedules to the SEC upon request.

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

Date: February 11, 2022	By:	/s/ Amy Trombly
Amy Trombly President and Chief Executive Officer, (Principal Executive Officer)

Date: February 11, 2022		/s/ Jerome Dvonch
Jerome Dvonch
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

