Form 10-K
period 2022-03-31
Sonoma Pharmaceuticals, Inc.
filed 2022-07-13
CIK 1367083

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For transition period from _________________ to _________________

Commission File Number: 001-33216

SONOMA PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	68-0423298
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on September 30, 2021, was $16,658,750 based on a total of 2,985,439 non-affiliate shares of the registrant’s common stock held by non-affiliates on September 30, 2021, at the closing price of $5.58 per share, as reported on the Nasdaq Capital Market.

There were 3,100,937 shares of the registrant’s common stock issued and outstanding on July 11, 2022.

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

ITEM 1. Business

Corporate Information

We originally incorporated as Micromed Laboratories, Inc. in 1999 under the laws of the State of California. We changed our name to Oculus Innovative Sciences, Inc. in 2001. In December 2006 we reincorporated under the laws of the State of Delaware, and in December 2016 we changed our name to Sonoma Pharmaceuticals, Inc.

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

Overview

We are a global healthcare leader for developing and producing stabilized hypochlorous acid, or HOCl, products for a wide range of applications, including wound care, animal health care, eye care, oral care and dermatological conditions. Our products reduce infections, itch, pain, scarring and harmful inflammatory responses in a safe and effective manner. In-vitro and clinical studies of HOCl show it to have impressive antipruritic, antimicrobial, antiviral and anti-inflammatory properties. Our stabilized HOCl immediately relieves itch and pain, kills pathogens and breaks down biofilm, does not sting or irritate skin and oxygenates the cells in the area treated, assisting the body in its natural healing process. We sell our products either directly or via partners in 54 countries worldwide.

Business Update

After two years of restructuring the Company, we are now focused on growing our revenues while maintaining costs. During 2021, we built out our Boulder, Colorado office with new sales and marketing staff. We are beginning to see growth in the U.S. market with new customer and distributor relationships while concurrently building on organic growth from existing customers. We have also focused on introducing new products into multiple markets around the world and increasing our regulatory reach by seeking new approvals and clearances.

Some of our recent business updates include:

•	In January 2022, Sonoma partnered with Anlicare International to seek regulatory clearance for oral and dental products in China. Anlicare will bear the costs of the regulatory process. The regulatory clearance is expected in 2024.

•	On March 20, 2022, Sonoma launched Microdox®, a urinary tract infection, catheter, and bladder rinse. This new indication for Microdox® based on Sonoma’s patented Microcyn® Technology is intended to treat and prevent infections in the urinary tract and bladder and is currently available for immediate use through Sonoma’s partners, Te Arai BioFarma in New Zealand and Australia, and NuAngle in South Africa.

•	In spring 2022, our animal healthcare partner Manna Pro, began selling our HOCl-products through Cabela’s and Bass Pro Shops introducing new customers to our Microcyn® technology.

•	On May 3, 2022, Sonoma expanded its successful partnership with MicroSafe Group DMCC with the announcement of the EPA Approval for Nanocyn® Hospital-Grade Disinfectant in the United States. The EPA approval process was a coordinated effort by Sonoma and MicroSafe Group. MicroSafe Group managed and financed the regulatory process with the EPA in exchange for non-exclusive rights to distribute Nanocyn in the United States. Sonoma provided expertise and manufactured the required product samples.

•	In June 2022, Sonoma Pharmaceuticals and MicroSafe Group DMCC announced Nanocyn® hospital grade disinfectant has been added to the list of COVID-19 disinfectants maintained by the U.S. Environmental Protection Agency’s List N. The addition to the COVID-19 disinfectant list represents an extension of the EPA approval for this product. Also in June, the EPA added Nanocyn® to List-Q as a disinfectant for Emerging Viral Pathogens, including Monkeypox.

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

The COVID-19 pandemic still affects our business and presents new challenges. Whereas in the beginning of the pandemic, we had to manage closures and shelter-in-place orders, we now face higher shipping costs, shipping delays and higher labor costs driven by inflation and a surplus of opportunities for job seekers.

As we move into our new fiscal year, our path forward will consist of looking for U.S. and international distribution partners, developing new products to bring to market and expanding further into U.S. over-the-counter markets.

Business Channels

Our core market differentiation is based on being the leading developer and producer of stabilized hypochlorous acid, or HOCl, solutions. Unlike many of our competitors, we have been in business for over 20 years, and in that time we have developed significant scientific knowledge of how best to develop and manufacture HOCl products backed by decades of studies and data collection. HOCl is known to be among the safest and most-effective ways to relieve itch, inflammation and burns while stimulating natural healing through increased oxygenation and eliminating persistent microorganisms and biofilms.

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

In the United States, we partner with EMC Pharma, LLC to sell our prescription products for an initial term of five years, subject to meeting minimum purchase and other requirements. Pursuant to our agreement with EMC Pharma, we manufacture products for EMC Pharma and EMC Pharma markets, sells and distributes them to patients and customers.

On September 28, 2021, we launched a new over-the-counter product, Regenacyn® Advanced Scar Gel, which is clinically proven to improve the overall appearance of scars while reducing pain, itch, redness, and inflammation. Additionally, on the same day, we launched Regenacyn® Plus, a prescription-strength scar gel which is available as an office-dispense product through physician offices. Our consumer products are available through Amazon.com, our website and U.S.-based distributors.

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

First Aid and Wound Care

Our HOCl-based wound care products are intended for the treatment of acute and chronic wounds as well as first- and second-degree burns. They work by first removing foreign material and debris from the skin surface and moistening the skin, thereby improving wound healing. Second, our HOCl products assist in the wound healing process through their antimicrobial properties by removing microorganisms. Since HOCl is an important constituent of our innate immune system and is formed and released by the macrophages during phagocytosis, it is advantageous to other wound-irrigation and antiseptic solutions as highly organized cell structures such as human tissue can tolerate the action of our wound care solution while single-celled microorganisms cannot. Due to its unique chemistry, our wound treatment solution is much more stable than similar products on the market and therefore maintains much higher levels of hypochlorous acid over its shelf life.

In the United States, we sell our wound care products directly to hospitals, physicians, nurses, and other healthcare practitioners and indirectly through several non-exclusive distribution arrangements.

To respond to market demand for our HOCl technology-based products, we launched our first direct to consumer over-the-counter product in the United States in February 2021. Microcyn® OTC Wound and Skin Cleanser is formulated for home use without prescription to help manage and cleanse wounds, minor cuts, and burns, including sunburns and other skin irritations. Microcyn® OTC Wound and Skin Cleanser is available without prescription through Sonoma’s online store.

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

Oral, Dental and Nasal Care

We sell a variety of oral, dental, and nasal products around the world.

In late 2020 we launched two HOCl-based products in the dental, head and neck markets and launched Endocyn®, a biocompatible root canal irrigant. In August 2021, we launched OroGenix Oral Hygiene Rinse. In the U.S., we sell our dental products through U.S.-based distributors.

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

For our animal health products sold in the U.S. and Canada, we partnered with Manna Pro Products, LLC to bring relief to pets and peace of mind to their owners. Manna Pro distributes non-prescription products to national pet-store retail chains, farm animal specialty stores, in the United States and Canada, such as Chewy.com, PetSmart, Tractor Supply, Cabela’s, PetExpress, and Bass Pro Shops. Additionally, we recently expanded our animal health product offerings by adding a MicrocynAH line for felines at PetSmart.

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

Surface Disinfectants

In-vitro and clinical studies of HOCl show it to have impressive antipruritic, antimicrobial, antiviral and anti-inflammatory properties. HOCl has been formulated as a disinfectant and sanitizer solution for our partner MicroSafe Group, Dubai, and is sold in numerous countries. It is designed to be used to spray in aerosol format to areas and environments which are suspected to serve as a breeding ground for the spread of infectious disease, likely to result in epidemics or pandemics. The medical-grade surface disinfectant solution is used in hospitals worldwide to keep doctors and patients protected and safe. In May 2020, Nanocyn® Disinfectant & Sanitizer, received approval to be entered into the Australian Register of Therapeutic Goods, or ARTG, as well as in Canada, for use against the coronavirus SARS-CoV-2, or COVID-19. Nanocyn has also met the stringent environmental health and social/ethical criteria of Good Environmental Choice Australia, or GECA, becoming one of the very few eco-certified, all-natural disinfectant solutions in Australia.

Through our partner MicroSafe Group DMCC, Dubai, we sell hard surface disinfectant products into the U.S., Europe, the Middle East and Australia.

On July 31, 2021, we granted MicroSafe the non-exclusive right to sell and distribute Nanocyn in the United States provided that MicroSafe secure U.S. EPA approval. In April of 2022, MicroSafe secured the EPA approval for Nanocyn® Disinfectant & Sanitizer, meaning that it can now be sold in the United States as a surface disinfectant, and it was subsequently added to the EPA’s list N for use against COVID-19. We intend to build upon this ground-breaking approval by securing further approvals of this nature. Nanocyn® is a hospital-grade disinfectant and manufactured by us using our patented HOCl technology. Nanocyn® is currently sold by MicroSafe in Europe, the Middle East and Australia.

Employees

As of July 11, 2022, we employed a total of 11 full-time employees in the United States, and one full-time employee in the Netherlands. Additionally, we had 165 employees in Mexico, all of which were contracted through an employment agency. We are not a party to any collective bargaining agreements. We believe relations with employees are very good.

Products

Our products are all classified as medical devices and categorized as prescription products, over-the-counter, or OTC, and office dispense. Below are some of our key products that we either sell through our own efforts or through partnership agreements.

Dermatology

In the United States our prescription product offerings are Epicyn™ Antimicrobial Facial Cleanser, Levicyn™ Antimicrobial Dermal Spray, Levicyn™ Antipruritic Gel, Levicyn™ Antipruritic Spray Gel, Celacyn™ Scar Management Gel and Sebuderm™ Topical Gel. We also have our office dispense products Lasercyn™ Dermal Spray, Lasercyn™ Post Procedure Gel and Regenacyn™ Advanced Scar Management. We also offer Regenacyn Advanced Scar Gel for OTC purchase.

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

Wound Care

In the United States we offer Microcyn® wound and skin care both as an OTC, and prescription product.

Microcyn® Wound Care Management

Microcyn® offers enhanced healing properties.

Microcyn® is a HOCl-based topical line of products designed to stimulate expedited healing by targeting a wide range of pathogens including viruses, fungi, spores and bacteria, including antibiotic-resistant strains that slow the natural healing of wounds.

Eye, Nasal and Oral Care

Acuicyn™ Eyelid and Eyelash Hygiene

Acuicyn™ offers safe and effective eyelid and eyelash hygiene. Acuicyn™ is a HOCl-based topical prescription product indicated to relieve itch and inflammation while helping to keep areas around the eye clean. We also offer Ocucyn® Eyelid and Eyelash Cleanser as an OTC version for purchase.

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

Surface Disinfectants

Through our partner MicroSafe DMCC, Dubai, we sell Nanocyn®. Nanocyn is a hospital-grade disinfectant indicated to sterilize hard surfaces by spraying directly onto the surface, for medical devices by submerging the device in Nanocyn, and also for fumigation into the air.

When fumigated, Nanocyn has demonstrated the ability to kill a wide range of airborne pathogens and significantly reduce the spread of infectious disease.

Research and Development

Research and development expense consists primarily of expenses for clinical studies, personnel, regulatory services and supplies. For the years ended March 31, 2022 and 2021, research and development expense amounted to $125,000 and $555,000, respectively. A small percentage of these expenses were borne by our customers.

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

OTC product, Ocucyn Antimicrobial Eyelid & Eyelash Hygiene is intended for OTC use in the management of skin abrasions, lacerations, minor irritations, cuts, and intact skin.

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

Significant Customers

We rely on certain key customers for a significant portion of revenues. In the U.S., our key customers are EMC Pharma, LLC with which we partnered in March 2021 to sell our prescription dermatology and eye care products and Manna Pro, our partner for our animal health care products. Our wound care products are purchased by hospitals, physicians, nurses, and other healthcare practitioners from us directly. At March 31, 2022, one customer represented 20% of our net accounts receivable balance, one customer represented 15% of our net accounts receivable balance, and one customer represented 14% of our net accounts receivable balance. At March 31, 2021, one customer represented 17% of our net accounts receivable balance, one customer represented 16% of our net accounts receivable balance, and one customer represented 14% of our net accounts receivable balance. For the year ended March 31, 2022, one customer represented 10%, one customer represented 17%, and one customer represented 21% of net revenues. For the year ended March 31, 2021, one customer represented 32%, and one customer represented 15% of net revenues.

Intellectual Property

Our success depends in part on an ability to obtain and maintain proprietary protection for product technology and know-how, to operate without infringing proprietary rights of others, and to prevent others from infringing on our proprietary rights. We seek to protect a proprietary position by, among other methods, filing, when possible, U.S. and foreign patent applications relating to our technology, inventions and improvements that are important to the business. We have patented certain aspects of our HOCl technology in the United States and worldwide. We also rely on trade secrets, know-how, continuing technological innovation, and in-licensing opportunities to develop and maintain a proprietary position.

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

ITEM 1A. Risk Factors

Risks Related to Our Business

We have a history of losses, we expect to continue to incur losses and we may never achieve profitability and our March 31, 2022 audited consolidated financial statements included disclosure that casts substantial doubt regarding our ability to continue as a going concern.

We reported a loss from continuing operations of $5,086,000 and $4,615,000 for the years ended March 31, 2022 and 2021, respectively. At March 31, 2022 and 2021, our accumulated deficit amounted to $184,363,000 and $179,277,000, respectively. We had working capital of $10,611,000 and $8,905,000 as of March 31, 2022 and 2021, respectively. During the years ended March 31, 2022 and 2021, net cash used in operating activities amounted to $4,248,000 and $3,378,000, respectively. As of March 31, 2022, we had cash and cash equivalents of $7,396,000. We spent the most recent two fiscal years working to reduce our losses and have made significant progress. However, we expect to continue incurring losses for the foreseeable future. We may never achieve or sustain profitability. We must raise additional capital to pursue our product development initiatives, penetrate markets for the sale of our products and continue as a going concern. We cannot provide any assurance that we will raise additional capital. We believe that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations, or other means. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. These measures could cause significant delays in our efforts to further commercialize our products, which are critical to the realization of our business plan and to our future operations. These matters raise substantial doubt about our ability to continue as a going concern or become profitable.

We derived a significant amount of revenue from our contract with Invekra during the fiscal years ended March 31, 2022 and 2021, and our revenues from Invekra will decline following the transition of Invekra towards their own manufacturing.

Our revenues from our Latin American business that we sold to Invekra on October 27, 2016 were $2,095,000 and $5,876,000 for the years ended March 31, 2022 and 2021, respectively. Most of the revenues from fiscal year 2021 were from orders prior to the ending of our transition agreement with Invekra on October, 27, 2020. Our arrangement with Invekra required us to supply product at close to our cost until October 2020 while Invekra built their own manufacturing. Since then, our revenues related to Invekra declined because we only process overflow orders for Invekra. We may continue to manufacture for Invekra at prices commensurate with the market. We expect that our overall revenues from Invekra will decrease while our margins, if any, will increase. If we are unable to increase our sales to replace the outgoing Invekra revenues, our results of operations and financial condition may be adversely affected.

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

Since 2004, we loaned substantial amounts to our Mexico subsidiary Oculus Technologies of Mexico, S.A. de C.V. at various interest rates to fund their operations. As of March 31, 2022, our Mexico subsidiary owes approximately $11.2 million in principal, $7.3 million in technical assistance payments and $18.3 million in accrued interest. The intercompany loans mature in 2027. There is no guarantee that our Mexican subsidiary will be able to pay any or all of the amounts due. If we were to forgive the debt or if we were to convert the debt to equity, it would be subject to Mexico income tax at 30%, or approximately $11.0 million, as well as Mexican withholding tax of 15%.

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

In addition, any interest paid to a foreign lender is subject to Mexico withholding tax of 15%. We also have interest owed on our intercompany technical assistance agreement and royalty withholding of 10% on our technical assistance agreement. This would amount to approximately $3.9 million in Mexico withholding tax at March 31, 2022, if all of the interest and technical assistance were to be repaid to us. In general, the foreign related party parent can then claim a credit for these withholding taxes on their U.S. income tax return. However, because of our substantial U.S. net operating losses, we are prevented from claiming any credit on any withholding tax for U.S. income tax purposes. Any such failure to pay intercompany debt, inability to deduct income taxes or apply credits, or liability for tax payments could have a material adverse effect on our business, financial condition, and results of operations.

A majority of our business is conducted outside of the United States, exposing us to additional risks that may not exist in the United States, which in turn could cause our business and operating results to suffer.

We have material international operations in Mexico, Asia and Europe. During the years ended March 31, 2022 and 2021, approximately 70% and 71% of our total revenue, respectively, were generated from sales outside of the United States. Our business is highly regulated for the use, marketing and manufacturing of our HOC1-based products both domestically and internationally. Our international operations are subject to risks, including:

•	local political or economic instability;

•	continuing restrictions related to the Covid-19 pandemic;

•	changes in exchange rates;

•	changes in governmental regulation;

•	changes in import/export duties;

•	trade restrictions;

•	lack of experience in foreign markets;

•	difficulties and costs of staffing and managing operations in certain foreign countries;

•	work stoppages or other changes in labor conditions;

•	difficulties in collecting accounts receivables on a timely basis or, at all; and

•	adverse tax consequences or overlapping tax structures.

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

Although we have a significant number of customers in each of the geographic markets that we operate in, we rely on certain key customers for a significant portion of our revenues. For the year ended March 31, 2022 one customer represented 21%, one customer represented 17%, and one customer represented 10% of net revenues. For the year ended March 31, 2021, one customer represented 32%, and one customer represented 15% of net revenues. In the future, a small number of customers may continue to represent a significant portion of our total revenues in any given period. These customers may not consistently purchase our products at a particular rate over any subsequent period. The loss of any of these customers could adversely affect our revenues.

Negative economic conditions increase the risk that we could suffer unrecoverable losses on our customers’ accounts receivable which would adversely affect our financial results.

We grant credit to our business customers, which are primarily located in Mexico, Europe and the United States. Collateral is generally not required for trade receivables. We maintain allowances for potential credit losses. At March 31, 2022, one customer represented 20% of the Company’s net accounts receivable balance, one customer represented 15% of the Company’s net accounts receivable balance, and one customer represented 14% of the Company’s net accounts receivable balance. At March 31, 2021, three customers each and individually represented more than 10% of net accounts receivable balance. While we believe we have a varied customer base and have experienced strong collections in the past, if current economic conditions disproportionately impact any one of our key customers, including reductions in their purchasing commitments to us or their ability to pay their obligations, it could have a material adverse effect on our revenues and liquidity. We have not purchased insurance on our accounts receivable balances.

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

The machines used to manufacture our products are complex, use complicated software and must be monitored by highly trained engineers. Slight deviations anywhere in our manufacturing process, including quality control, labeling, and packaging, could lead to a failure to meet the specifications required by the FDA, the Environmental Protection Agency, European notified bodies, Mexican regulatory agencies and other foreign regulatory bodies, which may result in lot failures or product recalls. If we are unable to obtain quality internal and external components, mechanical and electrical parts, if our software contains defects or is corrupted, or if we are unable to attract and retain qualified technicians to manufacture our products, our manufacturing output of HOC1, or any other product candidate based on our platform that we may develop, could fail to meet required standards, our regulatory approvals could be delayed, denied or revoked, and commercialization of one or more of our products may be delayed or foregone. Manufacturing processes that are used to produce the smaller quantities of HOC1-based products needed for clinical tests and current commercial sales may not be successfully scaled up to allow production of significant commercial quantities. Any failure to manufacture our products to required standards on a commercial scale could result in reduced revenues, delays in generating revenue and increased costs.

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

Our pending patent applications and any patent applications we may file in the future may not result in issued patents, and we do not know whether any of our in-licensed patents or any additional patents that might ultimately be issued by the U.S. Patent and Trademark Office or foreign regulatory body will protect our HOC1 technology. Any claims that are issued may not be sufficiently broad to prevent third parties from producing competing substitutes and may be infringed, designed around, or invalidated by third parties. Even issued patents may later be found to be invalid or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. For example, our European patent that was initially issued on May 30, 2007 was revoked by the Opposition Division of the European Patent Office in December 2009 following opposition proceedings instituted by a competitor.

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

On occasion, we may receive notices of claims of infringement, misappropriation, or misuse of other parties’ proprietary rights. We may have disputes regarding intellectual property rights with the parties that have licensed those rights to us. We may also initiate claims to defend our intellectual property. Intellectual property litigation, regardless of its outcome, is expensive and time-consuming, and could divert management’s attention from our business and have a material negative effect on our business, operating results, or financial condition. In addition, the outcome of such litigation may be unpredictable. If there is a successful claim of infringement against us, we may be required to pay substantial damages, including treble damages if we were to be found to have willfully infringed a third party’s patent, to the party claiming infringement, develop non-infringing technology, stop selling our products or using technology that contains the allegedly infringing intellectual property or enter into royalty or license agreements that may not be available on acceptable or commercially practical terms, if at all. Our failure to develop non-infringing technologies or license the proprietary rights on a timely basis could harm our business. In addition, modifying our products to exclude infringing technologies could require us to seek re-approval or clearance from various regulatory bodies for our products, which would be costly and time consuming. Also, we may be unaware of pending patent applications that relate to our technology. Parties making infringement claims on future issued patents may be able to obtain an injunction that would prevent us from selling our products or using technology that contains the allegedly infringing intellectual property, which could harm our business.

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

If any of our partners or contractors fail to perform their obligations in an adequate and timely manner or fail to comply with the FDA’s rules and regulations, including failure to comply with quality systems regulations or a corrective action submitted to the FDA after notification by the FDA of a deficiency is deemed insufficient, then the manufacture, marketing and sales of our products could be delayed. Our products could be detained or seized, the FDA could order a recall, or require our partner to replace or offer refunds for our products. The FDA could also require our partner, and depending on our agreement with our partner, us, to notify healthcare professionals and others that the products present unreasonable risks of substantial harm to the public health. If any of these events occur, the manufacture, marketing and sales of our products could be delayed which could decrease our revenues.

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

As of March 31, 2022, we had outstanding warrants exercisable for an aggregate of 108,000 shares of our common stock at a weighted average exercise price of approximately $10.33 per share. We also had units convertible into 46,000 shares of common stock at an exercise price of $11.25 per unit. In addition, as of March 31, 2022, options to purchase an aggregate of 466,000 shares of our common stock were outstanding at a weighted average exercise price of $12.09 per share and a weighted average contractual term of 8.89 years. In addition, 982,000 shares of our common stock were available on March 31, 2022 for future option grants under our 2016 Equity Incentive Plan and our 2021 Equity Incentive Plan. To the extent any of these warrants or options are exercised and any additional options are granted and exercised, there will be further dilution to stockholders and investors. Until the options and warrants expire, these holders will have an opportunity to profit from any increase in the market price of our common stock without assuming the risks of ownership. Holders of options and warrants may convert or exercise these securities at a time when we could obtain additional capital on terms more favorable than those provided by the options or warrants. The exercise of the options and warrants will dilute the voting interest of the owners of presently outstanding shares by adding a substantial number of additional shares of our common stock.

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

ITEM 2. Properties

At March 31, 2022, we have a corporate office in Woodstock, Georgia, an office in Boulder, Colorado for our sales and marketing team, and our manufacturing facility in Zapopan, Mexico. We currently lease the following material properties:

Location	Rent per month	Purpose
360 Molly Lane, Suite 150, Woodstock, GA 30189	USD 5,507	Principal executive office
5445 Conestoga Court, Unit 150, Boulder, CO 80301	USD 3,680	Offices
Industria Vidriera 81, & 87 Zapopan Industrial Norte, Zapopan, Jalisco, 45135, Mexico	MXN 173,063	Office, manufacturing
Industria Maderera 124, 106, 115 & 815 Zapopan Industrial Norte, Zapopan, Jalisco, 45135, Mexico	MXN 191,036	Warehouse

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

Holders

As of July 11, 2022, we had approximately 298 holders of record of our common stock. Holders of record include nominees who may hold shares on behalf of multiple owners.

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

Recent Sales of Unregistered Securities

We did not issue any unregistered securities during the year ended March 31, 2022 and through July 11, 2022.

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

For a Summary of Critical Accounting Policies, please refer to Notes to Consolidated Financial Statements, Note 3.

Results of Continuing Operations

Comparison of the Year Ended March 31, 2022 and 2021

Revenue

The following table shows our consolidated total revenue and revenue by geographic region for the year ended March 31, 2022 and 2021:

	Years Ended March 31,
(In thousands)	2022	2021	$ Change	% Change
United States	$3,807	$5,419	$(1,612)	(30%	)
Latin America	2,095	5,976	(3,881)	(65%	)
Europe and Rest of the World	6,726	7,234	(508)	(7%	)
Total	$12,628	$18,629	$(6,001)	(32%	)

The decrease in United States revenues for the year ended March 31, 2022 compared to the same period in the prior year of $1.6 million, is primarily the result of our transition from a direct sales force to a distributor model for our dermatology and eye care prescription products in the United States. Under the old direct sales model, our revenues were higher due to higher retail pricing than what we agreed to with the distributors. However, our operating expenses are also much lower under this new arrangement as we do not have to manage a sales force, provide patient rebates or manage product substitutions. Revenue for our animal health products declined slightly. Revenue for wound care products increased 19% from the prior year.

As a result of the asset purchase agreement and arrangement we entered into on October 27, 2016 with Invekra,with our assistance Invekra built up their own manufacturing of HOCl products and we manufactured products for Invekra at cost during the transition time. Invekra began their own manufacturing in November 2020. As we previously disclosed, we expected our revenues to decline following the transition of Invekra towards their own manufacturing. Since November 2020, we continue to process overflow orders for Invekra but we do so at market prices and at lower volumes. As a result of the foregoing, Latin America revenue declined by $3.9 million during the year ended March 31, 2022 compared to the year ended March 31, 2021.

The decrease in Europe and Rest of the World revenues for the year ended March 31, 2022 compared to the prior year was primarily the result of decreases in disinfectant sales in the Middle East due to the pandemic receding and to a lesser extent a slight decline in European sales.

Cost of Revenue and Gross Profit

The cost of revenue and gross profit metrics are as follows:

	Year ended March 31,
(In thousands, except for percentages)	2022	2021	Change	% Change
Cost of Revenue	$8,635	$12,070	$(3,435)	(28)%
Cost of Revenue as a % of Revenue	68%	65%	3%
Gross Profit	$3,993	$6,559	$(2,566)	(39)%
Gross Profit as a % of Revenue	32%	35%	(3)%

The gross margin decrease of 3% for the year ended March 31, 2022 compared to the year ended March 31, 2021 is a result of product mix and higher sales to distributors versus sales through our direct sales force.

Research and Development Expense

The research and development metrics are as follows:

	Year ended March 31,
(In thousands, except for percentages)	2022	2021	Change	% Change
Research and Development Expense	$125	$555	$(430)	(77)%
Research and Development Expense as a % of Revenue	1%	3%	(2)%

For the year ended March 31, 2022, research and development expenses decreased as a result the closure of our research and development facility in Seattle, Washington and its relocation to our facility in Mexico.

Selling, General and Administrative Expense

The selling, general and administrative expense metrics are as follows:

	Year ended March 31,
(In thousands, except for percentages)	2022	2021	Change	% Change
Selling, General and Administrative Expense	$9,755	$9,453	$302	3%
Selling, General and Administrative Expense as a % of Revenue	77%	50%	27%

The increase in Selling, General and Administrative expense for the year ended March 31, 2022 was primarily the result of an increase in our insurance premiums.

Interest (Expense) Income, net

Interest (expense) income, net was $(10,000) and $4,000, respectively, for the years ended March 31, 2022 and March 31, 2021.

Forgiveness of PPP loan

On May 1, 2020, we received loan proceeds in the amount of $1,310,000 under the Paycheck Protection Program (“PPP”), from Coastal States Bank in Atlanta, Georgia. We used the loan amount for eligible purposes, such as payroll expenses. For the year ended March 31, 2022, we received approval for loan forgiveness in the amount of $723,000.

Other Expense, net

Other expense, net for the year ended March 31, 2022 and 2021, was $394,000 and $594,000, respectively. The decrease in other expense, net relates primarily to a reduction in foreign exchange losses.

Gain on Sale of Assets

For the year ended March 31, 2022, we sold equipment for a gain of $150,000. Gain on the sale of assets for the year ended March 31, 2021 was $137,000. We sold fixed assets no longer needed after closing our Petaluma manufacturing facility.

Income Tax Benefit (Expense)

Income tax benefit (expense) for the year ended March 31, 2022 was $332,000 compared to $(713,000) for the year ended March 31, 2021. The increase in income tax benefit is the result of the reversal of the valuation allowance for Mexico as the result of three years of taxable income.

Net Loss from Continuing Operations

Net loss from continuing operations for the year ended March 31, 2022 and 2021, was $5,086,000 and $4,615,000, respectively.

Results of Discontinued Operations

Comparison of Year ended March 31, 2022 and 2021

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

The operations of the Micromed business included in discontinued operations is summarized as follows:

	Year ended March 31,
	2022	2021
Revenues	$–	$214,000
Cost of revenues	–	53,000
Selling general and administrative expenses	–	38,000
Income from discontinued operations before tax	–	123,000
Gain on disposal of discontinued operations before income taxes	–	770,000
Total income from discontinued operating, before tax	–	893,000
Income Tax benefit (expense)	–	(228,000)
Income from discontinued operations, net of tax	$–	$665,000

Gain on disposal of discontinued operations for the year ended March 31, 2021, includes $770,000 of gain primarily from the value of the customer base of Micromed partially offset by a working capital adjustment.

Net Loss

The following table provides the net loss for each period along with the computation of basic and diluted net income per share:

	For the Year Ended March 31,
(In thousands, except per share data)	2022	2021
Numerator:
Loss from continuing operations	$(5,086)	$(4,615)
Income from discontinued operations	–	665
Net loss	$(5,086)	$(3,950)

Denominator:
Weighted-average number of common shares outstanding: basic and diluted	2,653	1,996

Loss per share from continuing operations	$(1.92)	$(2.31)
Income per share from discontinued operations	–	0.33
Net loss per share: basic and diluted	$(1.92)	$(1.97)

Liquidity and Capital Resources

We reported a net loss of $5,086,000 and $3,950,000 for the years ended March 31, 2022 and 2021, respectively. At March 31, 2022 and 2021, our accumulated deficit amounted to $184,363,000 and $179,277,000, respectively. As of March 31, 2022, we had cash and cash equivalents of $7,396,000 compared to $4,220,000 on March 31, 2021. Since our inception, substantially all of our operations have been financed through sales of equity securities. Other sources of financing that we have used to date include our revenues, as well as various loans and the sale of certain assets to Invekra, Petagon, MicroSafe and Infinity Labs.

Since April 1, 2021, substantially all of our operations have been financed through the following transactions:

•	Proceeds of $7,554,000 from sales on the ATM facility with HC Wainwright; and
•	Proceeds of $217,000 from the exercise of stock options and warrants

The following table presents a summary of our consolidated cash flows for operating, investing and financing activities for the year ended March 31, 2022 and 2021 as well balances of cash and cash equivalents and working capital:

	Year ended March 31,
(In thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$(4,248)	$(3,378)
Investing activities	(99)	388
Financing activities	7,396	3,308
Effect of exchange rates on cash	127	211
Net change in cash and cash equivalents	3,176	529
Cash and cash equivalents, beginning of the period	4,220	3,691
Cash and cash equivalents, end of the period	$7,396	$4,220
Working capital (1), end of period	$10,611	$8,905

(1)	Defined as current assets minus current liabilities.

As of March 31, 2022, we had cash and cash equivalents of $7,396,000 compared to $4,220,000 as of March 31, 2021.

Net cash used in operating activities during the year ended March 31, 2022 was $4,248,000, primarily due to a net loss of $5,086,000 and partially offset by an increase from accounts receivable net provision for write-offs and returns and an increase of $900,000 from deferred revenue.

Net cash used in operating activities during the year ended March 31, 2021 was $3,378,000, primarily due to a net loss of $3,950,000 for the period.

Net cash used in investing activities for the year ended March 31, 2022 was $99,000, primarily related to the purchase of property and equipment.

Net cash provided by investing activities for the year ended March 31, 2021 was $388,000, primarily related to the proceeds from the sale of our Micromed division of $610,000 partially offset by the purchase of equipment.

Net cash provided by financing activities for the year ended March 31, 2022 was $7,396,000 primarily related to proceeds of $7,554,000 from the sale of common stock on our At-the-Market facility with HC Wainwright, proceeds of $216,000 from the exercise of stock options and warrants, partially offset by the payments on PPP loan and long term debt.

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

Capital Expenditures

We currently forecast capital expenditures in order to execute on our business plan and maintain growth; however, the actual amount and timing of such capital expenditures will ultimately be determined by the volume of business. We currently do not anticipate that a material amount will be purchased for the year ended March 31, 2023. If we purchase capital equipment, we expect to pay cash for those expenditures or to finance them through equipment leases.

Material Trends and Uncertainties

We are exposed to risk from decline in foreign currency for both the Euro and the Mexico Peso versus the US dollar. Most recently there has been a sharp decline in the Euro versus the US Dollar which has impacted our financial results.

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

As the pandemic continues to impact economies worldwide, we are closely watching inflation, increased volatility within financial markets, shipping costs, supply chain issues and labor costs. At this time, the overall impact of these issues has been minimal. The potential impact to our business operations, customer demand and supply chain due to increased shipping costs may ultimately impact sales. We continue to evaluate our end-to-end supply chain and assess opportunities to refine the impact on sales. Currently, most of our customers pay for shipping expenses, including increased shipping costs, if any. We have not yet faced labor shortages however it is possible we may have difficulties retaining and finding qualified employees in a tight labor market in the future. Furthermore, overall inflation tendencies may put pressure on our product pricing and/or costs.

We also closely monitor overall economic conditions and consumer sentiment and the prospect of a recession in the United States which may impact our financial results.

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

ITEM 8. Consolidated Financial Statements and Supplementary Data

Sonoma Pharmaceuticals, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Sonoma Pharmaceuticals, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Sonoma Pharmaceuticals, Inc. and Subsidiaries (the "Company") as of March 31, 2022, and the related consolidated statements of comprehensive loss, changes in stockholders' equity and cash flows for the year ended March 31, 2022, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022, and the results of their operations and cash flows for the year ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Frazier & Deeter, LLC

We have served as the Company's auditor since 2021.

Atlanta, Georgia

July 13, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Sonoma Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Sonoma Pharmaceuticals, Inc. and Subsidiaries (the “Company”) as of March 31, 2021, the related consolidated statements of comprehensive loss, changes in stockholders’ equity and cash flow for the year ended March 31, 2021 , and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021, and the results of its operations and its cash flow for the year ended March 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

New York, NY

July 14, 2021

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share amounts)

	March 31, 2022	March 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$7,396	$4,220
Accounts receivable, net	2,407	2,806
Inventories, net	2,663	2,530
Prepaid expenses and other current assets	3,746	3,218
Current portion of deferred consideration, net of discount	218	209
Total current assets	16,430	12,983
Property and equipment, net	320	360
Operating lease, right of use assets	559	769
Deferred tax asset	829	–
Deferred consideration, net of discount, less current portion	630	763
Other assets	77	112
Total assets	$18,845	$14,987

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,641	$1,769
Accrued expenses and other current liabilities	1,843	1,154
Deferred revenue	1,223	267
Deferred revenue Invekra	54	52
Current portion of debt-PPP	120	-
Short-term debt	688	596
Operating lease liabilities	250	240
Total current liabilities	5,819	4,078
Long-term deferred revenue Invekra	182	229
Long-term debt, less current portion – PPP	–	1,310
Withholding Tax Payable	3,838	3,478
Operating lease liabilities, less current portion	309	529
Total liabilities	$10,148	$9,624
Commitments and Contingencies (Note 12)
Stockholders’ Equity
Convertible preferred stock, $0.0001 par value; 714,286 shares authorized at March 31, 2022 and 2021, respectively, no shares issued and outstanding at March 31, 2022 and 2021, respectively	–	–
Common stock, $0.0001 par value; 24,000,000 shares authorized at March 31, 2022 and 2021, respectively, 3,100,937 and 2,092,909 shares issued and outstanding at March 31, 2022 and 2021, respectively (Note 13)	2	2
Additional paid-in capital	197,370	189,217
Accumulated deficit	(184,363)	(179,277)
Accumulated other comprehensive loss	(4,312)	(4,579)
Total stockholders’ equity	8,697	5,363
Total liabilities and stockholders’ equity	$18,845	$14,987

The accompanying footnotes are an integral part of these consolidated financial statements.

SONOMA PHARMACEUTICALS, INC., AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except per share amounts)

	Year ended March 31,
	2022	2021
Revenues	$12,628	$18,629
Cost of revenues	8,635	12,070
Gross profit	3,993	6,559
Operating expenses
Research and development	125	555
Selling, general and administrative	9,755	9,453
Total operating expenses	9,880	10,008
Loss from operations	(5,887)	(3,449)
Interest income (expense), net	(10)	4
Forgiveness of PPP Loan	723	–
Other expense, net	(394)	(594)
Gain on sale of assets	150	137
Loss from continuing operations before income taxes	(5,418)	(3,902)
Income tax benefit (expense)	332	(713)
Loss from continuing operations, net of tax	(5,086)	(4,615)

Income from discontinued operations, net of tax	–	665

Net loss	$(5,086)	$(3,950)
Loss per share: basic and diluted
Continuing operations	$(1.92)	$(2.31)
Discontinued operations	–	0.33
Total loss per share	$(1.92)	$(1.97)

Weighted-average shares outstanding: basic and diluted	2,653	1,996

Other comprehensive loss
Net loss	$(5,086)	$(3,950)
Foreign currency translation adjustments	267	1,031
Comprehensive loss	$(4,819)	$(2,919)

The accompanying footnotes are an integral part of these consolidated financial statements.

SONOMA PHARMACEUTICALS, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended March 31, 2022 and 2021

(In thousands, except share amounts)

	Series C Preferred Stock ($0.0001 par Value)		Common Stock ($0.0001 par Value)		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance March 31, 2021	–	$–	2,092,909	$2	$189,217	$(179,277)	$(4,579)	$5,363
Shares issued in connection with ATM, net of transaction costs	–	–	950,100	–	7,554	–	–	7,554
Shares issued in connection with exercise of stock options	–	–	44,042	–	193	–	–	193
Shares issued in connection with exercise of common stock warrants	–	–	12,290	–	24	–	–	24
Employee stock-based compensation expense	–	–	–	–	372	–	–	372
Stock based compensation related to issuance of common stock restricted stock grants	–	–	1,596	–	10	–	–	10
Foreign currency translation adjustment	–	–	–	–	–		267	267
Net loss	–	–	–	–	–	(5,086)	–	(5,086)
Balance, March 31, 2022	–	$–	3,100,937	$2	$197,370	$(184,363)	$(4,312)	$8,697

	Series C Preferred Stock ($0.0001 par Value)		Common Stock ($0.0001 par Value)		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance March 31, 2020	1.55	$–	1,777,483	$2	$186,559	$(175,327)	$(5,610)	$5,624
Shares issued in connection with exercise of stock options	–	–	93,301	–	511	–	–	511
Shares issued in connection with vesting of restricted stock	–	–	3,919	–	–	–	–	–
Shares issued in connection with exercise of common stock warrants	–	–	200,984	–	1,776	–	–	1,776
Shares issued with conversion of C shares	(1.55)	–	17,222	–	–	–	–	–
Employee stock-based compensation expense	–	–	–	–	332	–	–	332
Stock based compensation related to issuance of common stock restricted stock grants	–	–	–	–	39	–	–	39
Foreign currency translation adjustment	–	–	–	–	–		1,031	1,031
Net loss	–	–	–	–	–	(3,950)	–	(3,950)
Balance, March 31, 2021	–	$–	2,092,909	$2	$189,217	$(179,277)	$(4,579)	$5,363

The accompanying footnotes are an integral part of these consolidated financial statements.

SONOMA PHARMACEUTICALS, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(5,086)	$(3,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	186	227
Recovery of doubtful accounts	(125)	(903)
Provision for (recovery of) discounts, rebates, distributor fees and returns	(1,407)	259
Stock-based compensation	382	371
Forgiveness of PPP loan	(723)	–
Deferred income tax expense	(829)	–
Operating lease right-of-use asset	223	–
Gain on sale of assets	–	(770)
Changes in operating assets and liabilities:
Accounts receivable	1,971	2,608
Inventories	(100)	(65)
Prepaid expenses and other current assets	(460)	(5)
Deferred consideration, net of discount	160	143
Accounts payable	(157)	(796)
Accrued expenses and other current liabilities	679	(668)
Withholding tax payable	360	397
Operating lease liabilities	(222)	(215)
Deferred revenue	900	(15)
Net cash used in operating activities	(4,248)	(3,378)
Cash flows from investing activities:
Purchases of property and equipment	(137)	(179)
Deposits	38	(43)
Proceeds from Micromed Transaction	–	610
Net cash (used in) provided by investing activities	(99)	388
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	7,554	–
Payments on PPP Loan	(467)	–
Proceeds from PPP Loan	–	1,310
Proceeds from exercise of common stock options and purchase warrants	216	2,287
Principal payments on short-term debt	(30)	(481)
Proceeds on short-term debt	123	–
Benefit from lease assumed less principal payments on ROU Assets	–	192
Net cash provided by financing activities	7,396	3,308
Effect of exchange rate on cash and cash equivalents	127	211
Net increase in cash and cash equivalents	3,176	529
Cash and cash equivalents, beginning of year	4,220	3,691
Cash and cash equivalents, end of year	$7,396	$4,220

Supplemental disclosure of cash flow information:
Cash paid for interest	$24	$12
Cash paid for taxes	$767	$941

Non-cash operating and financing activities:
Insurance premiums financed	$748	$596

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

NOTE 2 – Liquidity and Financial Condition

The Company reported a net loss of $5,086,000 for the year ended March 31, 2022. At March 31, 2022 and 2021, the Company’s accumulated deficit amounted to $184,363,000 and $179,277,000, respectively. The Company had working capital of $10,611,000 and $8,905,000 as of March 31, 2022 and 2021, respectively.

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

COVID – 19

On March 11, 2020 the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide. In an effort to mitigate the continued spread of the virus, federal, state and local governments, as well as certain private entities have mandated various restrictions, including travel restrictions, restrictions on public gatherings and quarantining of people who may have been exposed to the virus. As a result of these restrictions, together with a general fear of the impact on the global economy and financial markets, there is significant uncertainty surrounding the potential impact on the Company. As events are rapidly changing, the Company is unable to accurately predict the impact that COVID-19 will have on its business due to uncertainties including, but not limited to, the duration of quarantines and other travel restrictions within China, the U.S. and other affected countries, the ultimate geographical spread of the virus, the severity of the disease, the duration of the outbreak and the public’s response to the outbreak.

NOTE 3 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Aquamed Technologies, Inc. (“Aquamed”), Oculus Technologies of Mexico S.A. de C.V. (“OTM”), and Sonoma Pharmaceuticals Netherlands, B.V. (“SP Europe”). Aquamed has no current operations. All significant intercompany accounts and transactions have been eliminated in consolidation. The functional currency for the Company's wholly-owned subsidiaries incorporated outside the United States (“U.S.”) is denominated in local currency. All intercompany transactions and balances have been eliminated in consolidation.

Basis of presentation

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") and are in conformity with U.S. generally accepted accounting principles ("GAAP"). The Company’s fiscal year end is March 31. Unless otherwise stated, all years and dates refer to the fiscal year.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and all highly liquid investments with an original maturity of three months or less when purchased. The Company’s cash equivalents are held in prime money market investments with strong sponsor organizations which are monitored on a continuous basis.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Significant estimates and assumptions include reserves and write-downs related to receivables and inventories, the recoverability of long-lived assets, the valuation allowance relating to the Company’s deferred tax assets, valuation of equity, fair value allocation of assets sold to Invekra, and the estimated amortization periods of upfront product licensing fees received from customers. Periodically, the Company evaluates and adjusts estimates accordingly.

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

The Company grants credit to its business customers, which are primarily located in Mexico, Europe and the United States. Collateral is generally not required for trade receivables. The Company maintains allowances for potential credit losses. At March 31, 2022, one customer represented 20% of our net accounts receivable balance, one customer represented 15% of our net accounts receivable balance, and one customer represented 14% of our net accounts receivable balance. At March 31, 2021, one customer represented 17% of our net accounts receivable balance, one customer represented 16% of our net accounts receivable balance, and one customer represented 14% of our net accounts receivable balance. For the year ended March 31, 2022, one customer represented 10%, one customer represented 17%, and one customer represented 21% of net revenues. For the year ended March 31, 2021, one customer represented 32%, and one customer represented 15% of net revenues.

Accounts Receivable

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts, and sales returns. Estimates for cash discounts and sales returns are based on analysis of contractual terms and historical trends.

The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Other factors that the Company considers include its existing contractual obligations, historical payment patterns of its customers and individual customer circumstances, an analysis of days sales outstanding by customer and geographic region, and a review of the local economic environment and its potential impact on government funding and reimbursement practices. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts represents probable credit losses at March 31, 2022 and 2021 in the amounts of $0 and $125,000, respectively. Additionally, at March 31, 2022 and 2021, the Company has allowances of $81,000 and $1,488,000, respectively, related to potential discounts, returns, distributor fees and rebates. The allowances are included in Accounts Receivable, net in the accompanying consolidated balance sheets.

Inventories

Inventories are stated at the lower of cost, cost being determined on a standard cost basis (which approximates actual cost on a first-in, first-out basis), or net realizable value.

Due to changing market conditions, estimated future requirements, age of the inventories on hand and production of new products, the Company regularly reviews inventory quantities on hand and records a provision to write down excess and obsolete inventory to its estimated net realizable value. The Company recorded a provision to reduce the carrying amounts of inventories to their net realizable value in the amounts of $218,000 and $223,000 at March 31, 2022 and 2021, respectively, which is included in cost of revenues on the Company’s accompanying consolidated statements of comprehensive (loss) income.

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

As of March 31, 2022 and 2021, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

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

During the years ended March 31, 2022 and 2021, the Company had noted no indicators of impairment.

Research and Development

Research and development expenses are charged to operations as incurred and consists primarily of personnel expenses, clinical and regulatory services and supplies. For the years ended March 31, 2022 and 2021, research and development expense amounted to $125,000 and $555,000, respectively.

Advertising Costs

Advertising costs are charged to operations as incurred. Advertising costs amounted to $86,000 and $41,000, for the years ended March 31, 2022 and 2021, respectively. Advertising costs are included in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive (loss) income.

Shipping and Handling Costs

The Company classifies amounts billed to customers related to shipping and handling in sale transactions as product revenues. The corresponding shipping and handling costs incurred are recorded in cost of product revenues. For the years ended March 31, 2022 and 2021, the Company recorded revenue related to shipping and handling costs of $52,000 and $37,000, respectively. These amounts are included in product revenues in the accompanying consolidated statements of comprehensive (loss) income.

Foreign Currency Reporting

The Company’s subsidiary, OTM, uses the local currency (Mexican Pesos) as its functional currency and its subsidiary, SP Europe, uses the local currency (Euro) as its functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date, and revenue and expense accounts are translated at average exchange rates during the period. Resulting translation adjustments amounted to $267,000 and $1,031,000 for the years ended March 31, 2022 and 2021, respectively. These amounts were recorded in other comprehensive loss in the accompanying consolidated statements of comprehensive loss for the years ended March 31, 2022 and 2021.

Foreign currency transaction gains (losses) relate primarily to trade payables and receivables and intercompany transactions between subsidiaries OTM and SP Europe. These transactions are expected to be settled in the foreseeable future. The Company recorded foreign currency transaction losses of $579,000 for the year ended March 31, 2022, and foreign currency transaction losses of $690,000, for the year ended March 31, 2021. The related amounts were recorded in other expense in the accompanying consolidated statements of comprehensive (loss) income.

Stock-Based Compensation

The Company accounts for share-based awards exchanged for employee services at the estimated grant date fair value of the award. The Company estimates the fair value of employee stock option awards using the Black-Scholes option pricing model. The Company amortizes the fair value of employee stock options on a straight-line basis over the requisite service period of the awards.  Compensation expense includes the impact of an forfeitures for all stock options as incurred.

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

Comprehensive Loss

Other comprehensive loss includes all changes in stockholders’ equity during a period from non-owner sources and is reported in the consolidated statement of changes in stockholders’ equity. To date, other comprehensive loss consists of changes in accumulated foreign currency translation adjustments. Accumulated other comprehensive losses at March 31, 2022 and 2021 were $4,312,000, and $4,579,000 respectively.

Net Income Loss per Share

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

	For the Year Ended March 31,
(In thousands, except per share data)	2022	2021

Loss from continuing operations	$(5,086)	$(4,615)
Income from discontinued operations	–	665
Net loss	$(5,086)	$(3,950)

Weighted-average shares outstanding: basic and diluted	2,653	1,996

Loss per share from continuing operations	$(1.92)	$(2.31)
Income per share from discontinued operations	–	0.33
Net loss per share: basic and diluted	$(1.92)	$(1.97)

The computation of basic loss per share for the years ended March 31, 2022 and 2021 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	March 31,
(In thousands)	2022	2021
Common stock to be issued upon vesting of restricted stock units	1	1
Common stock to be issued upon exercise of options	466	268
Common stock to be issued upon exercise of warrants	108	119
Common stock to be issued upon conversion of Series C	–	–
Common stock to be issued upon exercise of common stock units (1)	46	46
	621	434

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

NOTE 4 – Sale of Assets – Discontinued Operations

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

There were no carrying value of the assets and liabilities of discontinued operations on the consolidated balance sheets as of March 31, 2022 and 2021.

The operations of the Micromed business included in discontinued operations is summarized as follows:

	Year ended March 31,
	2022	2021
Revenues	$–	$214,000
Cost of revenues	–	53,000
Selling general and administrative expenses	–	38,000
Income from discontinued operations before tax	–	123,000
Gain on disposal of discontinued operations before income taxes	–	770,000
Total income from discontinued operations, before tax	–	893,000
Income Tax benefit (expense)	–	(228,000)
Income from discontinued operations, net of tax	$–	$665,000

NOTE 5 – Accounts Receivable

Accounts receivable, net consists of the following:

	March 31,
	2022	2021
Accounts receivable	$2,488,000	$4,419,000
Less: allowance for doubtful accounts	–	(125,000)
Less: discounts, rebates, distributor fees and returns	(81,000)	(1,488,000)
	$2,407,000	$2,806,000

NOTE 6 – Inventories

Inventories consist of the following:

	March 31,
	2022	2021
Raw materials	$1,626,000	$1,670,000
Finished goods	1,037,000	860,000
	$2,663,000	$2,530,000

NOTE 7 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31,
	2022	2021
Prepaid insurance	$755,000	$705,000
Tax prepaid to Mexican tax authorities	2,371,000	1,850,000
Other prepaid expenses and other current assets	620,000	663,000
Total prepaid expenses and other current assets	$3,746,000	$3,218,000

NOTE 8 – Property and Equipment

Property and equipment consists of the following:

	March 31,
	2022	2021
Manufacturing, lab, and other equipment	$1,281,000	$1,170,000
Office equipment	139,000	109,000
Furniture and fixtures	108,000	66,000
Leasehold improvements	503,000	486,000
Property and equipment, gross	2,031,000	1,831,000
Less: accumulated depreciation and amortization	(1,711,000)	(1,471,000)
Property and equipment, net	$320,000	$360,000

Depreciation and amortization expense amounted to $186,000 and $227,000 for the years ended March 31, 2022 and 2021, respectively.

NOTE 9 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31,
	2022	2021
Salaries and related costs	$1,059,000	$787,000
Other	784,000	367,000
	$1,843,000	$1,154,000

NOTE 10 – Debt

Financing of Insurance Premiums

On February 1, 2021, the Company entered into a note agreement for $584,000 with an interest rate of 4.98% per annum with final payment on October 1, 2021. This instrument was issued in connection with financing insurance premiums. The note was payable in three quarterly installment payments of principal and interest of $199,000, with the first installment beginning April 1, 2021. These amounts were paid off during the year ended March 31, 2022.

On February 1, 2022, the Company entered into a note agreement for $748,000 with an interest rate of 4.68% per annum with final payment on January 1, 2023. This instrument was issued in connection with financing insurance premiums. The note is payable in ten monthly installment payments of principal and interest of $76,000, with the first installment beginning March 1, 2022.

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

The unsecured loan, which is in the form of a note dated April 29, 2020, matures on April 29, 2022 and bears interest at a rate of 1% per annum, payable monthly commencing on May 1, 2021. The note may be prepaid at any time prior to maturity with no prepayment penalties. The Company has used the loan amount for eligible purposes, such as payroll expenses. The Company met the conditions for $723,000 in forgiveness of the loan. At March 31, 2022 and 2021 the loan balance amounted to $120,000 and $1,310,000, respectively.

NOTE 11 – Leases

The Company’s operating leases are comprised primarily of facility leases. Balance sheet information related to the Company’s leases is presented below:

	March 31,	March 31,
	2022	2021
Operating leases:
Operating lease right-of-use assets	$559,000	$769,000
Operating lease liabilities – current	250,000	240,000
Operating lease liabilities – non-current	309,000	529,000

Other information related to leases is presented below:

	Year ended March 31, 2022	Year ended March 31, 2021
Lease cost
Operating lease cost	$367,000	$435,000

As of March 31, 2022
Other information:
Operating cash flows from operating leases	$(223,000)	$(215,000)
Weighted-average remaining lease term – operating leases (in months)	27.3	37.7
Weighted-average discount rate – operating leases	6.00%	6.00%

As of March 31, 2022, the annual future minimum lease payments of the Company’s operating lease liabilities were as follows:

For Years Ending March 31,

2023	297,000
2024	210,000
2025	106,000
Thereafter	14,000
Total future minimum lease payments, undiscounted	627,000
Less: imputed interest	(68,000)
Total lease liability	$559,000

NOTE 12 – Commitments and Contingencies

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

Employment Agreements

As of March 31, 2022, the Company had employment agreements in place with three of its key executives. These executive employment agreements provide, among other things, for the payment of up to twelve months of severance compensation for terminations under certain circumstances. With respect to these agreements, at March 31, 2022, aggregated annual salaries would be $775,000 and potential severance payments to these key executives would be $775,000 if triggered.

Related Party Transactions

Ms. Trombly was appointed the Chief Executive Officer of the Company. Ms. Trombly is the owner of Trombly Business Law, PC which has been retained by the Company to advise on certain corporate and securities law matters. During the years ending March 31, 2022 and 2021, the Company received $170,000 and $215,000, respectively, in legal services from Trombly Business Law, PC.

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

Exercise of Series C Preferred Stock Units

During the year ended March 31, 2021, investors who participated in the November 21, 2018 offering exchanged 1.55 shares of Series C into 17,222 shares of common stock. No further shares of Series C are outstanding as of March 31, 2021 or 2022, respectively.

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

At March 31, 2021, there were no shares available for future issuance.

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

The plan expired on September 12, 2021 in accordance with its term.

At March 31, 2022, there were no shares available for future issuance.

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

The board has authorized 44,445 of the Company’s common stock for issuance under the 2016 Plan, in addition to automatic increases provided for in the 2016 Plan through April 1, 2026. The number of shares of the Company’s common stock reserved for issuance under the 2016 Plan will automatically increase, with no further action by the stockholders, at the beginning of each fiscal year by an amount equal to the lesser of (i) 8% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding year, or (ii) an amount determined by the Company’s board of directors. During the year ended March 31, 2019, the board of directors approved an increase of 4,860 shares authorized for issuance. During the year ended March 31, 2020, the board of directors approved an increase of 105,306 shares authorized for issuance. During the year ended March 31, 2022, the board of directors approved an increase of 167,432 shares authorized for issuance.

At March 31, 2022 there were 112,106 shares available for future issuance.

2021 Stock Plan

On September 21, 2021, upon recommendation of the board, the stockholders approved the Company’s 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan is effective as of September 21, 2021.

The 2021 Plan provides for the grant of options, including incentive stock options as defined in Section 422 of the Internal Revenue Code to employees, stock appreciation rights, restricted awards, performance share awards and performance compensation awards to employees, non-employee directors, advisors and consultants.

Options issued under the 2021 Plan will generally have a ten-year term.

In accordance with the 2021 Plan, the stated exercise price of an employee incentive stock option or a non-statutory stock option shall not be less than 100% of the estimated fair market value of a share of common stock on the date of grant. An employee who owns more than 10% of the total combined voting power of all classes of outstanding stock of the Company shall not be eligible for the grant of an employee incentive stock option unless such grant satisfies the requirements of Section 422(c)(5) of the Internal Revenue Code.

Shares subject to awards that expire unexercised or are forfeited or terminated for any other reason will again become available for issuance under the 2021 Plan.

The board has authorized 1,000,000 shares of the Company’s common stock for issuance under the 2021 Plan.

At March 31, 2022, there were 869,999 shares available for future issuance.

Stock-Based Compensation

The Company issues service, performance and market-based stock options to employees and non-employees. The Company estimates the fair value of service and performance stock option awards using the Black-Scholes option pricing model. The Company estimates the fair value of market-based stock option awards using a Monte-Carlo simulation. Compensation expense for stock option awards is amortized on a straight-line basis over the awards’ vesting period. Compensation expense includes the impact of forfeitures as they are incurred.

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

The Company estimated the fair value of employee and non-employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service periods of the respective awards. The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Year Ended March 31,
	2022	2021
Fair value of the Company’s common stock on date of grant	$4.60	$8.03
Expected term	6.00 yrs	6.00 yrs
Risk-free interest rate	1.60%	0.5800%
Dividend yield	0.00%	0.00%
Volatility	123.27%	80.7%
Fair value of options granted	$4.03	$5.48

Share-based awards compensation expense is as follows:

	Year Ended March 31,
	2022	2021
Cost of revenues	$–	$(27,000)
Research and development	–	26,000
Selling, general and administrative	382,000	372,000
Total stock-based compensation	$382,000	$371,000

At March 31, 2022, there were unrecognized compensation costs of $1,325,000 related to stock options which is expected to be recognized over a weighted-average amortization period of 2.14 years.

A tax benefit of $54,000 has been recognized relating to stock-based compensation as a result of non-qualified stock options and restricted stock exercised during the year ending March 31, 2022. In addition, the stock-based compensation deferred tax asset has been reduced by $309,000 primarily related to the expiration of stock compensation grants.

Stock-Based Award Activity

Stock-based awards outstanding at March 31, 2022 under the various plans are as follows:

		Unvested
Plan	Stock Options	Restricted Stock	Total
2006 Plan	2,787	–	2,787
2011 Plan	111,949	–	111,949
2016 Plan	221,497	–	221,497
2021 Plan	130,001	–	130,001
	466,234	–	466,234
Stock-based awards available for grant as of March 31, 2022			982,105

Stock options award activity is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at April 1, 2021	267,569	$25.16
Options granted	272,958	4.60
Options exercised	(44,042)	4.38
Options forfeited	(5,250)	6.89
Options expired	(25,001)	84.83
Outstanding at March 31, 2022	466,234	$12.09	8.89	$0
Exercisable at March 31, 2022	115,144	$32.56	6.85	$0

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock, or $4.01 and $7.43 per share at March 31, 2022 and 2021, respectively.

Restricted stock award activity is as follows:

	Number of Shares	Weighted Average Award Date Fair Value per Share
Unvested restricted stock awards outstanding at April 1, 2021	833	$13.68
Restricted stock awards granted	1,596	3.05
Restricted stock awards vested	(2,429)	6.70
Unvested restricted stock awards outstanding at March 31, 2022	–	$–

The Company did not capitalize any cost associated with stock-based compensation.

The Company issues new shares of common stock upon exercise of stock options or release of restricted stock awards.

NOTE 15 – Income Taxes

The Company has the following net deferred tax assets:

	March 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$28,224,000	$25,687,000
Research and development tax credit carryforwards	1,850,000	1,850,000
Stock-based compensation	309,000	3,120,000
Allowances and accruals	1,336,000	659,000
Other deferred tax assets	–	398,000
Lease liability	63,000	78,000
Gross deferred tax assets	$31,782,000	$31,792,000

Less valuation allowance	(30,613,000)	(31,528,000)

Total deferred tax assets	$1,169,000	$264,000

Deferred tax liabilities:
Fixed assets	(17,000)	(3,000)
Prepaid expenses	(260,000)	(186,000)
Right of Use asset	(63,000)	(75,000)
Gross deferred tax liabilities	(340,000)	(264,000)
Net deferred tax assets	$829,000	$–

The income tax provision (benefit) is based on the following loss before income taxes, which are from domestic sources and foreign loss before income taxes:

	Year Ended March 31,
	2022	2021
Domestic	$(3,516,000)	$(2,052,000)
Foreign	(1,883,000)	(1,467,000)
	$(5,399,000)	$(3,519,000)

The Company’s income tax expense/(benefits) consist of the following:

	Year Ended March 31,
	2022	2021
Current:
State	$8,000	$1,000
Foreign	469,000	941,000
	477,000	942,000
Deferred:
Federal	–	–
State	–	–
Foreign	(809,000)	–
	$(332,000)	$942,000

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for continuing operations is as follows:

	Year Ended March 31,
	2022		2021
Expected federal statutory rate	21.0%		21.0%
State income taxes	5.7%		2.1%
Foreign earnings taxed at different rates	3.7%		3.6%
Foreign tax true-up	–		(12.4%	)
Effect of permanent differences	(3.0%	)	(9.5%	)
Effect of intercompany interest permanent differences	(12.3%	)	(17.9%	)
True-up of state deferred assets	(25.6%	)	(120.7%	)
	(10.5%	)	(133.8%	)
Change in valuation allowance	16.7%		107.1%
Totals	(6.2%	)	(26.7%	)

As of March 31, 2022, the Company had net operating loss carryforwards for Federal, State and Foreign income tax purposes of approximately $115.3 million, $44 million and $541,000, respectively. Due to the Tax Cuts and Job Act, Federal NOLs generated after March 31, 2018 have an indefinite life. Federal NOL generated on and before March 31, 2017 will begin to expire 2024, if not utilized. State and Foreign NOLs will begin to expire in the year 2029 and 2024, respectively, if not utilized.

As of March 31, 2022, the Company had Federal and California research credit carryforwards of approximately $1 million and $790,000, respectively. The Federal research credits will begin to expire in 2024 while the California research credits have no expiration date. In addition, the Company has foreign tax credits of $50,000, which begin to expire in the year 2023 if not utilized.

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

The Company released the valuation allowance recorded against its Mexico deferred tax assets as of March 31, 2022. Given its recent history of earnings, current earnings and anticipated future earnings, the Company concluded that there is sufficient positive evidence available to reach a conclusion that the valuation allowance is no longer needed in Mexico. The release of the valuation allowance resulted in the recognition of deferred tax assets of $829,000. The Company, after considering all available evidence, fully reserved against all deferred tax assets in the U.S. and Netherlands since it is more likely than not such benefits will not be realized in future periods. The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit.

The Company has filed tax returns for federal, state and foreign jurisdictions. The Company’s evaluation of uncertain tax matters was performed for tax years ended through March 31, 2022. Generally, the Company is subject to audit for the years ended March 31, 2021, 2020 and 2019. The Company has elected to retain its existing accounting policy with respect to the treatment of interest and penalties attributable to income taxes and continues to reflect interest and penalties attributable to income taxes, to the extent they arise, as a component of its income tax provision or benefit as well as its outstanding income tax assets and liabilities. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments to result in a material change to its financial position.

NOTE 16 – Employee Benefit Plan

The Company has a program to contribute and administer a qualified 401(k) plan. Under the 401(k) plan, the Company matches employee contributions to the plan up to 4% of the employee’s salary. Company contributions to the plan amounted to an aggregate of $50,600 and $89,000 for the years ended March 31, 2022 and 2021, respectively.

NOTE 17 – Revenue Disaggregation

The Company generates product revenues from products which are sold into the human and animal healthcare markets, and the Company generates service revenues from laboratory testing services which are provided to medical device manufacturers.

The following table presents the Company’s disaggregated revenues by source:

	Year Ended March 31,
	2022	2021
Product
Human Care	$9,010,000	$15,317,000
Animal Care	3,169,000	3,200,000
Total Product Revenue	12,179,000	18,517,000
Service/Royalty	449,000	112,000
Total	$12,628,000	$18,629,000

The following table shows the Company’s revenues by geographic region:

	Year Ended March 31,
	2022	2021
United States	$3,807,000	$5,419,000
Latin America	2,095,000	5,976,000
Europe and Rest of the World	6,726,000	7,234,000
Total	$12,628,000	$18,629,000

The Company’s service revenues in Latin America amounted to $349,000 and $112,000 for the years ended March 31, 2022 and 2021, respectively.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of our most recent fiscal year. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2022.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2022. We concluded this because of the errors we found in the Form 10-Q filing from June 30, 2020 that were restated in our 10-Q/A that was filed on November 17, 2020. We have determined that there were inadequate spreadsheet controls, a lack of separation of duties with preparation and review of the reported numbers, and inadequate analysis of revenue reporting among other things. We also determined during the quarter ended March 31, 2021 that there were errors related to income tax withholding accruals that required a revision in these financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not finished our testing our remediated controls and sufficient time has not elapsed to make the determination these controls are operating effectively.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended March 31, 2022 (the “2022 Proxy Statement”).

Item 405 of Regulation S-K requires the disclosure of, based upon our review of the forms submitted to us during and with respect to our most recent fiscal year, any known failure by any director, officer, or beneficial owner of more than ten percent of any class of our securities, or any other person subject to Section 16 of the Exchange Act (“reporting person”) to file timely a report required by Section 16(a) of the Exchange Act. This disclosure is contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2022 Proxy Statement.

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

ITEM 11. Executive Compensation

The information required by this Item is incorporated by reference to the 2022 Proxy Statement.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the 2022 Proxy Statement.

The information required to be disclosed by Item 201(d) of Regulation S-K, “Securities Authorized for Issuance Under Equity Compensation Plans,” appears under the caption “Equity Compensation Plan Information” in the 2022 Proxy Statement and such information is incorporated by reference into this report.

ITEM 13. Certain Relationships, Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the 2022 Proxy Statement.

ITEM 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the 2022 Proxy Statement.

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

(b) Exhibits

Exhibit Index

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., effective January 30, 2006 (included as exhibit 3.1 of the Company’s Annual Report on Form 10-K filed June 20, 2007, and incorporated herein by reference).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., effective October 22, 2008 (included as exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 21, 2008, and incorporated herein by reference).
3.4	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective March 29, 2013 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 22, 2013, and incorporated herein by reference).
3.5	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective December 4, 2014 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 8, 2014, and incorporated herein by reference).
3.6	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective October 22, 2015 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 27, 2015, and incorporated herein by reference).
3.7	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective June 24, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 28, 2016, and incorporated herein by reference).
3.8	Certificate of Amendment of Restated Certificate of Incorporation of Sonoma Pharmaceuticals, Inc., as amended, effective December 6, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 7, 2016, and incorporated herein by reference).
3.9	Amended and Restated Bylaws, as amended, of Sonoma Pharmaceuticals, Inc., effective December 6, 2016 (included as exhibit 3.2 to the Company’s Current Report on Form 8-K filed December 7, 2016, and incorporated herein by reference).
3.10	Certificate of Designation of Preferences, Rights and Limitations of Series A 0% Convertible Preferred Stock, filed with the Delaware Secretary of State on April 24, 2012 (included as exhibit 4.2 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).
3.11	Certificate of Designation of Series B Preferred Stock, effective October 18, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 21, 2016, and incorporated herein by references).

3.12	Certificate of Amendment of Restated Certificate of Incorporation of Sonoma Pharmaceuticals, Inc., as amended, effective June 19, 2019 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 19, 2019, and incorporated herein by reference).
4.1	Specimen Common Stock Certificate (included as exhibit 4.1 to the Company’s Annual Report on Form 10-K filed June 28, 2017, and incorporated herein by reference).
4.2	Section 382 Rights Agreement, dated as of October 18, 2016, between Oculus Innovative Sciences, Inc. and Computershare Inc., which includes the Form of Certificate of Designation of Series B Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 21, 2016, and incorporated herein by reference).
4.3	Form of Placement Agent Warrant granted to Dawson James Securities, Inc. and The Benchmark Company, LLC in connection with the March 2, 2018 public offering, dated March 6, 2018 (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 6, 2018, and incorporated herein by reference).
4.4	Form of Placement Agent Warrant granted to Dawson James Securities, Inc. in connection with the November 2019 public offering (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 29, 2019, and incorporated herein by reference).
10.1	Form of Indemnification Agreement between Oculus Innovative Sciences, Inc. and its officers and directors (included as exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.2	Office Lease Agreement, dated May 18, 2006, between Oculus Technologies of Mexico, S.A. de C.V. and Antonio Sergio Arturo Fernandez Valenzuela (translated from Spanish) (included as exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.3	Office Lease Agreement, dated July 2003, between Oculus Innovative Sciences, B.V. and Artikona Holding B.V. (translated from Dutch) (included as exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.4	Form of Director Agreement (included as exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.5	Amended and Restated Oculus Innovative Sciences, Inc. 2006 Stock Incentive Plan and related form stock option plan agreements (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 2, 2007, and incorporated herein by reference).
10.6	Amendment to Office Lease Agreement, effective February 15, 2008, by and between Oculus Innovative Sciences Netherlands B.V. and Artikona Holding B.V. (translated from Dutch) (included as exhibit 10.44 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).
10.7	Oculus Innovative Sciences, Inc. 2011 Stock Incentive Plan (included as exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2011, and incorporated herein by reference).
10.8†	Exclusive Sales and Distribution Agreement, dated November 6, 2015, by and between Oculus Innovative Sciences, Inc. and Manna Pro Products, LLC (included as exhibit 10.1 to the Company’s 8-K filed March 23, 2016 and incorporated herein by reference).
10.9†	Asset Purchase Agreement dated October 27, 2016, between Oculus Innovative Sciences, Inc. and Invekra, S.A.P.I de C.V. (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 31, 2016, and incorporated herein by reference).
10.10†	Amendment Agreement to Acquisition Option dated October 27, 2016, by and between More Pharma Corporation S. de R.L. de C.V. and Oculus Technologies of Mexico, S.A. de C.V. (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 31, 2016, and incorporated herein by reference).
10.11	2016 Equity Incentive Plan (included as exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2016, and incorporated herein by reference).
10.12	Securities Purchase Agreement entered into by and between Sonoma Pharmaceuticals, Inc. and Montreux Equity Partners V, L.P., dated March 1, 2018 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 6, 2018, and incorporated herein by reference).
10.13†	Exclusive License and Distribution Agreement entered into by and between Sonoma Pharmaceuticals, Inc. and EMS.S.A., dated June 4, 2018 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 5, 2018, and incorporated herein by reference).

10.14	Warrant Agency Agreement entered into by and among Sonoma Pharmaceuticals, Inc., Computershare, Inc. and Computershare Trust Company, N.A., dated November 21, 2018 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 21, 2018, and incorporated herein by reference).
10.15⸸+	Asset Purchase Agreement dated May 14, 2019, between Sonoma Pharmaceuticals, Inc. and Petagon, Ltd. (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 22, 2019, and incorporated herein by reference).
10.16⸸+	Asset Purchase Agreement dated February 21, 2020, between Sonoma Pharmaceuticals, Inc. and MicroSafe Group, DMCC (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 27, 2020, and incorporated herein by reference.)
10.17⸸+	License, Distribution and Supply Agreement by and between Sonoma Pharmaceuticals, Inc. and Brill International, S.L. dated May 19, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 26, 2020, and incorporated herein by reference.)
10.18	Consulting Agreement between the Company and Dr. Robert Northey, dated May 30, 2020. (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 4, 2020, and incorporated herein by reference.)
10.19⸸+	Asset Purchase Agreement between the Company and Infinity Labs SD, Inc., dated June 24, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 30, 2020, and incorporated herein by reference.)
10.20+	Woodstock Lease Agreement between the Company and Fowler Crossing Partners, LP, dated October 1, 2018.
10.21⸸	Licensing Agreement between Sonoma Pharmaceuticals, Inc. and MicroSafe Group, effective July 27, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 6, 2020, and incorporated herein by reference).
10.22⸸	Licensing and Distribution Agreement between Sonoma Pharmaceuticals, Inc. and Gabriel Science, LLC, effective December 14, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2020, and incorporated herein by reference).
10.23⸸	Exclusive Supply and Distribution Agreement between the Company and EMC Pharma, LLC, dated March 26, 2021 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 31, 2021, and incorporated herein by reference).
10.24	Employment Agreement by and between the Company and Amy Trombly, dated July 1, 2021 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 6, 2021, and incorporated herein by reference).
10.25	Employment Agreement by and between the Company and Jerry Dvonch, dated July 1, 2021 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 6, 2021, and incorporated herein by reference).
10.26	Employment Agreement by and between the Company and Bruce Thornton, dated July 1, 2021 (included as exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 6, 2021, and incorporated herein by reference).
10.27	At-The-Market Offering Agreement, by and between the Company and H.C. Wainwright & Co., LLC, dated July 30, 2021 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 30, 2021, and incorporated herein by reference).
10.28	2021 Equity Incentive Plan (included as appendix on the Company’s proxy statement filed on July 29, 2021 and incorporated herein by reference).
10.29+⸸

Exclusive License and Distribution Agreement between the Company and Dyamed Biotech Pte Ltd., dated November 4, 2021 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 9, 2021, and incorporated herein by reference).

10.30+⸸

Non-Exclusive Distribution and Supply Agreement between the Company and Salus Medical, LLC dated January 19, 2022 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 20, 2022, and incorporated herein by reference).

51

10.31+⸸

Exclusive License and Distribution Agreement between Sonoma Pharmaceuticals, Inc. and Anlicare International dated January 18, 2022 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 20, 2022, and incorporated herein by reference).

14.1	Code of Business Conduct (included as Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on January 23, 2017, and incorporated herein by reference).
21.1	List of Subsidiaries (included as Exhibit 21.1 to the Company’s Annual Report on Form 10-K on June 28, 2017, and incorporated herein by reference).
23.1*	Consent of Frazier and Deeter independent registered public accounting firm.
23.2*	Consent of Marcum LLP independent registered public accounting firm.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
†	Confidential treatment has been granted with respect to certain portions of this agreement.
⸸	Certain portions of the exhibit have been omitted to preserve the confidentiality of such information. The Company will furnish copies of any such information to the SEC upon request.
+	The schedules to the exhibit have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any such schedules to the SEC upon request.

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

SONOMA PHARMACEUTICALS, INC.

Date: July 13, 2022	By:	/s/ Amy Trombly
Amy Trombly President and Chief Executive Officer, (Principal Executive Officer)

Date: July 13, 2022		/s/ Jerome Dvonch
Jerome Dvonch
Chief Financial Officer
(Principal Financial and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Amy Trombly	President, Chief Executive Officer	July 13, 2022
Amy Trombly	(Principal Executive Officer)

/s/ Jerome Dvonch	Chief Financial Officer	July 13, 2022
Jerome Dvonch	(Principal Financial and Principal Accounting Officer)

/s/ Jay Edward Birnbaum	Director	July 13, 2022
Jay Edward Birnbaum

/s/ Philippe Weigerstorfer	Director	July 13, 2022
Philippe Weigerstorfer

/s/ Jerry McLaughlin	Director	July 13, 2022
Jerry McLaughlin

