Form 10-Q
period 2022-06-30
Sonoma Pharmaceuticals, Inc.
filed 2022-08-11
CIK 1367083

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of August 10, 2022 was 3,100,937.

SONOMA PHARMACEUTICALS, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	June 30, 2022	March 31, 2022
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$5,586	$7,396
Accounts receivable, net	2,434	2,407
Inventories, net	2,788	2,663
Prepaid expenses and other current assets	3,794	3,746
Current portion of deferred consideration, net of discount	215	218
Total current assets	14,817	16,430
Property and equipment, net	309	320
Operating lease, right of use assets	478	559
Deferred tax asset	859	829
Deferred consideration, net of discount, less current portion	583	630
Other assets	112	77
Total assets	$17,158	$18,845

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,057	$1,641
Accrued expenses and other current liabilities	1,952	1,843
Deferred revenue	100	1,223
Deferred revenue Invekra	53	54
Current portion of debt-PPP	–	120
Short-term debt	459	688
Operating lease liabilities	233	250
Total current liabilities	4,854	5,819
Long-term deferred revenue Invekra	152	182
Long-term debt	15	–
Withholding tax payable	3,933	3,838
Operating lease liabilities, less current portion	245	309
Total liabilities	$9,199	$10,148
Commitments and Contingencies (Note 5)	–	–
Stockholders’ Equity
Convertible preferred stock, $0.0001 par value; 714,286 shares authorized at June 30, 2022 and March 31, 2022, respectively, no shares issued and outstanding at June 30, 2022 and March 31, 2022, respectively	–	–
Common stock, $0.0001 par value; 24,000,000 shares authorized at June 30, 2022 and March 31, 2022, respectively, 3,100,937 and 3,100,937 shares issued and outstanding at June 30, 2022 and March 31, 2022, respectively (Note 7)	2	2
Additional paid-in capital	197,584	197,370
Accumulated deficit	(185,250)	(184,363)
Accumulated other comprehensive loss	(4,377)	(4,312)
Total stockholders’ equity	7,959	8,697
Total liabilities and stockholders’ equity	$17,158	$18,845

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2022	2021
Revenues	$3,983	$3,684
Cost of revenues	2,537	2,231
Gross profit	1,446	1,453
Operating expenses
Research and development	6	84
Selling, general and administrative	2,295	2,273
Total operating expenses	2,301	2,357
Loss from operations	(855)	(904)
Interest income (expense), net	–	(1)
Other expense, net	(67)	(193)
Loss before income taxes	(922)	(1,098)
Income tax benefit	35	–
Net loss	$(887)	$(1,098)

Net loss per share: basic	$(0.29)	$(0.52)
Net loss per share: diluted	$(0.29)	$(0.52)
Weighted-average number of shares used in per common share calculations: basic	3,101	2,093
Weighted-average number of shares used in per common share calculations: diluted	3,101	2,093
Other comprehensive loss
Net loss	$(887)	$(1,098)
Foreign currency translation adjustments	(65)	307
Comprehensive loss	$(952)	$(791)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(887)	$(1,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	31	48
Stock-based compensation	214	59
Deferred income tax expense	(40)	–
Changes in operating assets and liabilities:
Accounts receivable	(73)	(112)
Inventories	(175)	(9)
Deferred consideration	41	39
Prepaid expenses and other current assets	(76)	(214)
Operating lease right-of-use assets	31	67
Accounts payable	423	28
Accrued expenses and other current liabilities	114	40
Withholding tax payable	95	92
Operating lease liabilities	(94)	(66)
Deferred revenue	(1,137)	(97)
Net cash used in operating activities	(1,533)	(1,223)

Cash flows from investing activities:
Purchases of property and equipment	(23)	(49)
Net cash used in investing activities	(23)	(49)

Cash flows from financing activities:
Payment on ATM agreement offering	–	(10)
Principal payments on PPP loan	(120)	–
Payment of long-term deposits	(37)
Principal payments on short-term debt	(230)	(199)
Net cash used in financing activities	(387)	(209)
Effect of exchange rate on cash and cash equivalents	133	72
Net decrease in cash and cash equivalents	(1,810)	(1,409)
Cash and cash equivalents, beginning of period	7,396	4,220
Cash and cash equivalents, end of period	$5,586	$2,811

Supplemental disclosure of cash flow information:
Cash paid for interest	$4	$4
Cash paid for taxes	$55	$–

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months ended June 30, 2022 and 2021

(In thousands, except share amounts)

(Unaudited)

	Series C Preferred Stock ($0.0001 par Value)		Common Stock ($0.0001 par Value)		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance, March 31, 2022	–	$–	3,100,937	$2	$197,370	$(184,363)	$(4,312)	$8,697
Employee stock-based compensation expenses	–	–	–	–	214	–	–	214
Foreign currency translation adjustment	–	–	–	–	–	–	(65)	(65)
Net loss	–	–	–	–	–	(887)	–	(887)
Balance, June 30, 2022	–	$–	3,100,937	$2	$197,584	$(185,250)	$(4,377)	$7,959

	Series C Preferred Stock ($0.0001 par Value)		Common Stock ($0.0001 par Value)		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance, March 31, 2021	–	$–	2,092,909	$2	$189,217	$(179,277)	$(4,579)	$5,363
Transaction costs related to ATM agreement offering	–	–	–	–	(10)	–	–	(10)
Employee stock-based compensation expenses	–	–	–	–	56	–	–	56
Stock based compensation related to issuance of common stock restricted	–	–	–	–	3	–	–	3
Foreign currency translation adjustment	–	–	–	–	–	–	307	307
Net loss	–	–	–	–	–	(1,098)	–	(1,098)
Balance, June 30, 2021	–	$–	2,092,909	$2	$189,266	$(180,375)	$(4,272)	$4,621

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.	Organization and Recent Developments

Organization

Sonoma Pharmaceuticals, Inc. (the “Company”) was incorporated under the laws of the State of California in April 1999 and was reincorporated under the laws of the State of Delaware in December 2006. The Company is a global healthcare leader for developing and producing stabilized hypochlorous acid (“HOCl”) products for a wide range of applications, including wound care, animal health care, eye care, oral care and dermatological conditions. The Company’s stabilized HOCl relieves itch and pain, kills pathogens and breaks down biofilm, does not sting or irritate skin and oxygenates the cells in the area treated assisting the body in its natural healing process. The Company sells its products either directly or via partners in 54 countries worldwide.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2022 and for the three months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of June 30, 2022, and the condensed consolidated statements of comprehensive income (loss), cash flows, and changes in stockholders’ equity for the three months ended June 30, 2022 and 2021 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented. The results for the three months ended June 30, 2022 are not necessarily indicative of results to be expected for the year ending March 31, 2023 or for any future interim period. The condensed consolidated balance sheet at March 31, 2022 has been derived from audited consolidated financial statements. These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended March 31, 2022, and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on July 13, 2022.

Note 2.	Liquidity and Financial Condition

The Company reported a net loss of $887,000 for the three months ended June 30, 2022. At June 30, 2022 and March 31, 2022, the Company’s accumulated deficit amounted to $185,250,000 and $184,363,000, respectively. The Company had working capital of $9,963,000 and $10,611,000 as of June 30, 2022 and March 31, 2022, respectively.

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

Net Income (Loss) per Share

The following table provides the net income (loss) for each period along with the computation of basic and diluted net income per share:

	For the Three Months Ended June 30,
(In thousands, except per share data)	2022	2021
Numerator:
Net loss	$(887)	$(1,098)

Denominator:
Weighted-average number of common shares outstanding: basic	3,101	2,093
Weighted-average number of commons shares outstanding: diluted	3,101	2,093

Net income (loss) per share - basic
Net income (loss) per share	$(0.29)	$(0.52)
Net income (loss) per share - diluted
Net income (loss) per share	$(0.29)	$(0.52)

The computation of basic income per share for the three months ended June 30, 2022 and 2021 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	June 30,
	2022	2021
Common stock to be issued upon vesting of restricted stock units	–	1,000
Common stock to be issued upon exercise of options	448,000	254,000
Common stock to be issued upon exercise of warrants	108,000	119,000
Common stock to be issued upon exercise of common stock units (1)	46,000	46,000
	602,000	420,000

(1)	Consists of 30,668 restricted stock units and warrants to purchase 15,332 shares of common stock

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”), Topic 606 Revenue from Contracts with Customers (“Topic 606”). Revenue is recognized when the Company transfers promised goods or services to the customer, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. In determining the appropriate amount of revenue to be recognized as the Company fulfills its obligations under the agreement, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.

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

The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Other factors that the Company considers include its existing contractual obligations, historical payment patterns of its customers and individual customer circumstances, an analysis of days sales outstanding by customer and geographic region, and a review of the local economic environment and its potential impact on government funding and reimbursement practices. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts represents probable credit losses of $0 and $0 at June 30, 2022 and March 31, 2022, respectively. Additionally, at June 30, 2022 and March 31, 2022 the Company has allowances of $81,000 and $81,000 respectively, related to potential discounts, returns, distributor fees and rebates. The allowances are included in Accounts Receivable, net in the accompanying condensed consolidated balance sheets.

Inventories

Inventories are stated at the lower of cost, cost being determined on a standard cost basis (which approximates actual cost on a first-in, first-out basis), or net realizable value.

Due to changing market conditions, estimated future requirements, age of the inventories on hand and production of new products, the Company regularly reviews inventory quantities on hand and records a provision to write down excess and obsolete inventory to its estimated net realizable value. The Company recorded a provision to reduce the carrying amounts of inventories to their net realizable value in the amount of $217,000 and $218,000 at June 30, 2022 and March 31, 2022, respectively, which is included in cost of product revenues on the Company’s accompanying condensed consolidated statements of comprehensive income (loss).

Recent Accounting Standards

Accounting standards that have been issued or proposed by the FASB, the SEC or other standard setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Note 4.	Condensed Consolidated Balance Sheet

Inventories, net

Inventories, net consist of the following:

	June 30,	March 31,
	2022	2022
Raw materials	$1,612,000	$1,626,000
Finished goods	1,176,000	1,037,000
Inventories, net	$2,788,000	$2,663,000

Leases

The Company's operating leases are comprised primarily of facility leases. The Company did not have any finance leases as of June 30, 2022 and March 31, 2022. Balance sheet information related to our leases is presented below:

	June 30,	March 31,
	2022	2022
Operating leases:
Operating lease right-of-use assets	$478,000	$559,000
Operating lease liabilities – current	233,000	250,000
Operating lease liabilities – non- current	245,000	309,000

Other information related to leases is presented below:

Three Months Ended June 30, 2022
Operating lease cost	94,000
Other information:
Operating cash flows from operating leases	31,000
Weighted-average remaining lease term – operating leases (in months)	25.30
Weighted-average discount rate – operating leases	6.00%

As of June 30, 2022, the annual minimum lease payments of our operating lease liabilities were as follows:

For Years Ending March 31,
2023 (excluding the three months ended June 30, 2022)	$210,000
2024	208,000
2025	104,000
2026	14,000
Total future minimum lease payments, undiscounted	536,000
Less: imputed interest	(58,000)
Present value of future minimum lease payments	$478,000

Note 5.	Commitments and Contingencies

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

Employment Agreements

As of June 30, 2022, the Company had employment agreements in place with three of its key executives. These executive employment agreements provide, among other things, for the payment of up to twelve months of severance compensation for terminations under certain circumstances. With respect to these agreements, at June 30, 2022, aggregated annual salaries would be $775,000 and potential severance payments to these key executives would be $775,000 if triggered.

Related Party Transactions

Ms. Trombly was appointed the Chief Executive Officer of the Company. Ms. Trombly is the owner of Trombly Business Law, PC which has been retained by the Company to advise on certain corporate and securities law matters. During the three months ended June 30, 2022 and 2021, the Company incurred $27,000 and $50,000, respectively, in legal services from Trombly Business Law, PC.

Note 6.	Debt

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

Paycheck Protection Program Loan

On May 1, 2020, the Company received loan proceeds in the amount of $1,310,000 under the Paycheck Protection Program (“PPP”), from Coastal States Bank in Atlanta, Georgia. The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act, “CARES Act”, provided for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest were forgivable after eight or 24 weeks as long as the Company used the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains payroll levels. The amount of loan forgiveness was reduced if the Company terminated employees or reduced salaries during the applicable period.

The unsecured loan, which was in the form of a note dated April 29, 2020, matured on April 29, 2022 and bore interest at a rate of 1% per annum, payable monthly commencing on May 1, 2021. The note allowed for prepayment at any time prior to maturity with no prepayment penalties. The Company used the loan amount for eligible purposes, such as payroll expenses. The Company met the conditions for $723,000 in forgiveness of the loan. At June 30, 2022 the loan had been paid back in full.

Note 7.	Stockholders’ Equity

Authorized Capital

The Company is authorized to issue up to 24,000,000 shares of common stock with a par value of $0.0001 per share and 714,286 shares of convertible preferred stock with a par value of $0.0001 per share.

Note 8.	Stock-Based Compensation

Stock-based compensation expense is as follows:

	Three Months Ended June 30,
	2022	2021
Cost of revenues	$–	$–
Research and development	–	–
Selling, general and administrative	214,000	59,000
Total stock-based compensation	$214,000	$59,000

At June 30, 2022, there were unrecognized compensation costs of $1,037,000 related to stock options which is expected to be recognized over a weighted-average amortization period of 1.88 years.

Stock options award activity is as follows:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at April 1, 2022	466,234	$12.09
Options granted	–	–
Options exercised	–	–
Options forfeited	(18,166)	4.73
Options expired	–	–
Outstanding at June 30, 2022	448,068	$12.39
Exercisable at June 30, 2022	115,144	$32.56

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock, or $8.60 per share at June 30, 2022.

The Company did not capitalize any cost associated with stock-based compensation.

The Company issues new shares of common stock upon exercise of stock options or release of restricted stock awards.

The Company issues new shares of common stock upon exercise of stock-based awards.

Note 9.	Income Taxes

At the end of each interim reporting period, the Company determines the income tax provision by using an estimate of the annual effective tax rate, adjusted for discrete items occurring in the quarter.

Our effective tax rate for the three months ended June 30, 2022 was 4.08%. The Company’s effective tax rate for the three months ended June 30, 2022 differed from the federal statutory tax rate of 21% primarily due to the valuation allowance recognized against deferred tax assets in the U.S. and Netherlands.

Judgment is required in determining whether deferred tax assets will be realized in full or in part. Management assesses the available positive and negative evidence on a jurisdictional basis to estimate if deferred tax assets will be recognized and when it is more likely than not that all or some deferred tax assets will not be realized, and a valuation allowance must be established. As of June 30, 2022, the Company continues to maintain a valuation allowance in the U.S.

Note 10.	Revenue Disaggregation

The Company generates revenues from products which are sold into the human and animal healthcare markets.

The following table presents the Company’s disaggregated revenues by revenue source:

	Three Months Ended June 30,
Product	2022	2021
Human Care	$2,168,000	$2,715,000
Animal Care	787,000	812,000
Service and Royalty	1,028,000	157,000
Total	$3,983,000	$3,684,000

The following table shows the Company’s revenues by geographic region:

	Three Months Ended June 30,
	2022	2021
United States	$871,000	$1,592,000
Latin America	1,048,000	565,000
Europe and Rest of the World	2,064,000	1,527,000
Total	$3,983,000	$3,684,000

Note 11.	Significant Customer Concentrations

For the three months ended June 30, 2022, one customer represented 15% and another comprised 26% of net revenue. For the three months ended June 30, 2021, one customer represented 15% and another comprised 22% of net revenue.

At June 30, 2022, one customer represented 25%, and another customer represented 18% of the net accounts receivable balance. At June 30, 2021 no customer represented more than 10% of the net accounts receivable balance.

Note 12.	Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date the condensed consolidated financial statements were issued.

Appointment of New Director

Effective July 22, 2022, the Company’s Board of Directors appointed Amy Trombly, its Chief Executive Officer, to serve as a member of the Company’s Board of Directors. Ms. Trombly will not receive additional compensation for her Board service. Ms. Trombly will serve as a Class I Director until the 2024 Annual Meeting of Stockholders.

Employment Agreements with Chief Executive Officer and Chief Operating Officer

Effective July 22, 2022, the Company entered into an amended and restated employment agreement with its Chief Executive Officer, Amy Trombly. Under the amended and restated agreement, Ms. Trombly will devote substantially all of her time, energy and skill to the performance of her duties as Chief Executive Officer for the Company. The amended and restated agreement also provides that, in the event of termination without cause or for good reason, Ms. Trombly is entitled to a lump sum severance equal to one time her base salary. All other material terms of the amended and restated agreement remain unchanged from her prior employment agreement.

Also effective July 22, 2022, the Company amended and restated its employment agreement with Bruce Thornton, its Chief Operating Officer. The amended and restated agreement provides that, in the event of termination upon change of control, Mr. Thornton is entitled to receive, in addition to the other benefits described therein, a target annual bonus amount of 50% of his base salary. All other material terms of his amended and restated agreement remain unchanged from his prior employment agreement.

Bonus Grants

Effective July 22, 2022, the Compensation Committee of the Board of Directors approved annual bonus awards of $162,500 for Ms. Trombly and $150,000 for Mr. Thornton.

Departure of Chief Financial Officer

As part of its ongoing effort to cut costs and streamline Company operations, on July 22, 2022 the Company commenced consolidating all of its corporate functions in the United States to its office in Boulder, Colorado. Effective on or before December 31, 2022, the Company will close its office in Woodstock, Georgia. In connection with the Woodstock office closure, Mr. Jerry Dvonch resigned as the Company’s Chief Financial Officer. Mr. Dvonch has agreed to assist with transitioning the Company’s operations to the Boulder office on or before December 31, 2022.

Upon Mr. Dvonch’s termination, the Company will pay him severance consisting of $100,000, contingent upon his execution of a general release of claims against the Company. He will also be entitled to up to six months’ COBRA reimbursement. All outstanding time-based equity-based compensation awards will become fully vested and all outstanding performance-based equity compensation awards will remain outstanding and will vest or be forfeited in accordance with the terms of the applicable award agreements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as of June 30, 2022 and our audited consolidated financial statements for the year ended March 31, 2022 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 13, 2022.

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

Dermatology

Sonoma Dermatology has developed unique, differentiated, prescription-strength and safe dermatologic products that support paths to healing among various key dermatologic conditions. Our products are primarily targeted at the treatment of acne, the management of scars and eczema/atopic dermatitis. We are strategically focused on introducing innovative new products that are supported by human clinical data with applications that address specific dermatological procedures currently in demand. In addition, we look for markets where we can provide effective product line extensions and pricing to new product families.

In the United States, we partner with EMC Pharma, LLC to sell our prescription dermatology products for an initial term of five years, subject to meeting minimum purchase and other requirements. Pursuant to our agreement with EMC Pharma, we manufacture products for EMC Pharma and EMC Pharma markets, sells and distributes them to patients and customers.

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

To respond to market demand for our HOCl technology-based products, we launched our first direct to consumer over-the-counter product in the United States in February 2021. Microcyn® OTC Wound and Skin Cleanser is formulated for home use without prescription to help manage and cleanse wounds, minor cuts, and burns, including sunburns and other skin irritations. Microcyn® OTC Wound and Skin Cleanser is available without prescription through our online store. In June 2022, Microcyn OTC received the Natural Personal Care Product certification from the National Products Association.

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

On September 28, 2021, we launched Ocucyn® Eyelid & Eyelash Cleanser, which is sold directly to consumers on Amazon.com and through our online store. Ocucyn® Eyelid & Eyelash Cleanser, designed for everyday use, is a safe, gentle, and effective solution for good eyelid & eyelash hygiene.

In international markets we rely on distribution partners to sell our eye products. On May 19, 2020, we entered into an expanded license and distribution agreement with our existing partner, Brill International S.L. for our Microdacyn60® Eye Care HOCl-based product. Under the license and distribution agreement, Brill has the right to market and distribute our eye care product under the private label Ocudox™ in Italy, Germany, Spain, Portugal, France, and the United Kingdom for a period of 10 years, subject to meeting annual minimum sales quantities. In return, Brill paid us a one-time fee, and the agreed upon supply prices. In parts of Asia, Dyamed Biotech markets our eye product under the private label Ocucyn.

Oral, Dental and Nasal Care

We sell a variety of oral, dental, and nasal products around the world.

In late 2020, we launched a HOCl-based product in the dental, head and neck markets called Endocyn®, a biocompatible root canal irrigant. In the U.S., we sell our dental products through U.S.-based distributors.

In international markets, our product Microdacyn60® Oral Care treats mouth and throat infections and thrush. Microdacyn60 solution assists in reducing inflammation, pain, soothing cough relief and does not contain any harmful chemicals. It does not stain teeth, is non-irritating, non-sensitizing, has no contraindications and is ready for use with no mixing or dilution. In New Zealand and Australia, our partner Te Arai BioFarma Ltd. markets our oral product under their label Oracyn® Oral Care. Our partner, Dyamed Biotech, expects to launch Oracyn® Oral Care in parts of Asia this year. On January 18, 2022, we partnered with Anlicare International to seek regulatory clearances for our dental and oral products in China and Macau.

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

For our animal health products sold in the U.S. and Canada, we partnered with Manna Pro Products, LLC to bring relief to pets and peace of mind to their owners. Manna Pro distributes non-prescription products to national pet-store retail chains, farm animal specialty stores, in the United States and Canada, such as Chewy.com, PetSmart, Tractor Supply, Cabela’s, PetExpress, and Bass Pro Shops. On August 2, 2022, we announced the launch of a MicrocynVS® line of products exclusively for veterinarians for the management of wound, skin, ear and eye afflictions in all animal species. We granted DV Medical Supply Inc. the non-exclusive right to distribute and sell MicrocynVS products in veterinarian clinics and practices throughout the United States.

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

On July 31, 2021, we granted MicroSafe the non-exclusive right to sell and distribute Nanocyn in the United States provided that MicroSafe secure U.S. EPA approval. In April of 2022, MicroSafe secured the EPA approval for Nanocyn® Disinfectant & Sanitizer, meaning that it can now be sold in the United States as a surface disinfectant, and it was subsequently added to the EPA’s list N for use against COVID-19. In June 2022, the EPA added Nanocyn to List Q as a disinfectant for Emerging Viral Pathogens, including Monkeypox. We intend to build upon this ground-breaking approval by securing further approvals of this nature. Nanocyn® is a hospital-grade disinfectant and manufactured by us using our patented HOCl technology. Nanocyn® is currently sold by MicroSafe in Europe, the Middle East and Australia.

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

Results of Continuing Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

Revenue

The following table shows our consolidated total revenue and revenue by geographic region for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
(In thousands)	2022	2021	$ Change	% Change
United States	$871	$1,592	$(721)	(45%	)
Latin America	1,048	565	483	85%
Europe and Rest of the World	2,064	1,527	537	35%
Total	$3,983	$3,684	$299	8%

The decrease in United States revenues for the three months ended June 30, 2022 compared to the same periods in the prior year of $721,000, is primarily the result of divesting our prescription dermatology business to our partner, EMC. Divesting our prescription dermatology business resulted in a reduction of revenues, however, we also eliminated significant expenses related to that line of products including a direct sales force.

The increase in Latin America revenue was primarily the result of service revenue from selling machinery to a customer for $750,000 which management expects to be a one-time event.

The increase in Europe and Rest of World revenue was primarily the result of an increase in orders from our distribution partners in Europe and Asia. Revenues from our international distributors tend to be choppy when viewed on a quarterly basis due to customers placing larger but less frequent orders to benefit from quantity discounts and reduced shipping costs when ordering sufficient quantities to fill standard sized shipping containers.

Cost of Revenue and Gross Profit

The cost of revenue and gross profit metrics are as follows:

	Three Months ended June 30,
(In thousands, except for percentages)	2022	2021	Change	% Change
Cost of Revenue	$2,537	$2,231	$306	14%
Cost of Revenue as a % of Revenue	64%	61%
Gross Profit	$1,446	$1,453	$(7)	(1)%
Gross Profit as a % of Revenue	36%	39%

The decline in gross profit is primarily as a result of product and customer mix and 1% of the decline is the result of increased shipping costs to transport product from our manufacturing facility in Mexico to the United States and Europe.

Research and Development Expense

The research and development metrics are as follows:

	Three Months ended June 30,
(In thousands, except for percentages)	2022	2021	Change	% Change
Research and Development Expense	$6	$84	$(78)	(93)%
Research and Development Expense as a % of Revenue	0%	2%	(2)%

For the three months ended June 30, 2022, research and development expenses decreased as a result reduced clinical trial expense.

Selling, General and Administrative Expense

The selling, general and administrative expense metrics are as follows:

	Three Months ended June 30,
(In thousands, except for percentages)	2022	2021	Change	% Change
Selling, General and Administrative Expense	$2,295	$2,273	$22	1%
Selling, General and Administrative Expense as a % of Revenue	58%	62%	(4)%

Selling, general and administrative expenses were essentially flat for the three months ended June 30, 2022 as compared to the previous year but expenses but were down 4% as a percentage of revenue when comparing the quarter ended June 30, 2022 to the quarter ended June 30, 2021.

Interest Income (Expense), net

Interest Income (Expense), net was zero for the three months ended June 30, 2022 as compared to (1,000) for the three months ended June 30, 2021.

Other Expense (Income), net

Other expense for the three months ended June 30, 2022 of $67,000 decreased by $126,000 when compared to other expense of $193,000 for the three months ended June 30, 2021. The decrease in other income relates primarily to fluctuations in foreign exchange.

Net Loss

The following table provides the net loss for each period along with the computation of basic and diluted net income per share:

	For the Three Months Ended June 30,
(In thousands, except per share data)	2022	2021
Numerator:
Net income (loss)	$(887)	$(1,098)

Denominator:
Weighted-average number of common shares outstanding: basic	3,101	2,093
Weighted-average number of commons shares outstanding: diluted	3.101	2,093

Net income (loss) per share - basic
Net income (loss) per share	$(0.29)	$(0.52)
Net income (loss) per share - diluted
Net income (loss) per share	$(0.29)	$(0.52)

Liquidity and Capital Resources

We reported a net loss of $887,000 for the three months ended June 30, 2022. At June 30, 2022 and March 31, 2022, our accumulated deficit amounted to $185,250,000 and $184,363,000, respectively. We had working capital of $9,963,000 and $10,611,000 as of June 30, 2022 and March 31, 2022, respectively.

We expect revenues to fluctuate and may incur losses in the foreseeable future and may need to raise additional capital to pursue our product development initiatives, to penetrate markets for the sale of our products and continue as a going concern.

Management believes that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means; however, it is possible that new financing will not be available on commercially acceptable terms, if at all. If the economic climate in the U.S. deteriorates, our ability to raise additional capital could be negatively impacted. If we are unable to secure additional capital, we may be required to take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. These measures could cause significant delays in our continued efforts to commercialize our products, which is critical to the realization of our business plan and our future operations. These matters raise substantial doubt about our ability to continue as a going concern.

Sources of Liquidity

As of June 30, 2022, we had cash and cash equivalents of $5,586,000. Since our inception, substantially all of our operations have been financed through sales of equity securities. Other sources of financing that we have used to date include our revenues, as well as various loans and the sale of certain assets to Invekra, Petagon, Microsafe and Infinity Labs.

Cash Flows

The following table presents a summary of our consolidated cash flows for operating, investing and financing activities for the three months ended June 30, 2022 and 2021 as well balances of cash and cash equivalents and working capital:

	Three Months ended June 30,
(In thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$(1,533)	$(1,223)
Investing activities	(23)	(49)
Financing activities	(387)	(209)
Effect of exchange rates on cash	133	72
Net change in cash and cash equivalents	(1,810)	(1,409)
Cash and cash equivalents, beginning of the period	7,396	4,220
Cash and cash equivalents, end of the period	$5,586	$2,811
Working capital (1), end of period	$9,963	$6,924

(1)	Defined as current assets minus current liabilities.

As of June 30, 2022, we had cash and cash equivalents of $5,586,000, compared to $2,811,000 as of June 30, 2021.

Net cash used by operating activities during the three months ended June 30, 2022 was $1,533,000, primarily due to a net loss of $887,000 and a decrease in deferred revenue.

Net cash used by operating activities during the three months ended June 30, 2021 was $1,223,000, primarily due to a net loss of $1,098,000 and an increase in accounts receivable.

Net cash used in investing activities was $23,000 for three months ended June 30, 2022, primarily related to the purchase of equipment.

Net cash used in investing activities was $49,000 for three months ended June 30, 2021, primarily related to the purchase of equipment.

Net cash used in financing activities was $387,000 for the three months ended June 30, 2022, primarily related to principal payments on PPP loan and short-term debt of $350,000 and to a payment of a long-term deposit.

Net cash used in financing activities was $209,000 for the three months ended June 30, 2021, primarily related to principal payments on long-term debt of $199,000.

Material Trends and Uncertainties

We are exposed to risk from decline in foreign currency for both the Euro and the Mexico Peso versus the U.S. dollar. Most recently there has been a sharp decline in the Euro versus the U.S. dollar which has impacted our financial results.

As we have previously discussed in our annual report on Form 10-K filed with the SEC on July 13, 2022, we face a substantial Mexico tax liability, intercompany debt, unpaid technical assistance charges and accrued interest. These amounts are not due until 2027. At this time, management believes there are sufficient assets on the balance sheet to more than cover any tax obligation without interrupting our operations or business. We have engaged tax professionals to review all options to limit our exposure to these amounts and to proceed in a manner that is most advantageous to us.

As the pandemic continues to impact economies worldwide, we are closely watching inflation, increased volatility within financial markets, shipping costs, supply chain issues and labor costs. At this time, we have seen an increase in shipping costs however, the overall impact of these issues has been minimal. The potential impact to our business operations, customer demand and supply chain due to increased shipping costs may ultimately impact sales. We continue to evaluate our end-to-end supply chain and assess opportunities to refine the impact on sales. Currently, our customers pay for most of the shipping expenses necessary to get products to their home countries, including increased shipping costs, if any. We have not yet faced labor shortages however it is possible we may have difficulties retaining and finding qualified employees in a tight labor market in the future. Furthermore, overall inflation tendencies may put pressure on our product pricing and/or costs.

We also closely monitor overall economic conditions, consumer sentiment and the prospect of a recession in the United States which may impact our financial results.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of our most recent fiscal year. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2022. We have determined that there were inadequate spreadsheet controls, a lack of separation of duties with preparation and review of the reported numbers, and inadequate analysis of revenue reporting among other things that lead to a restatement of results for the quarter ended June 30, 2020. These weaknesses also lead to correction of results at the time of filing our annual report on Form 10-K for the year ended March 31, 2021.

Notwithstanding the material weaknesses, management believes the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. generally accepted accounting principles.

Management’s Remediation Measures

Management, with oversight from the Audit Committee of our Board of Directors, is actively engaged in remediation efforts to address the material weaknesses identified in the management’s evaluation of internal controls and procedures. Management has taken a number of actions to remediate the material weaknesses described above, including the following:

•	Improved monitoring and risk assessment activities to address these control deficiencies.
•	Hired a new full time Chief Financial Officer in September 2020.
•	Separated the preparation of the financial reports from review of the financial reports.
•	Implemented additional process-level controls over revenue recognition of new contracts.
•	Developed and delivered further internal controls training to individuals associated with these control deficiencies and enhanced training provided to all personnel who have financial reporting or internal control responsibilities in these areas. The training will include a review of individual roles and responsibilities related to internal controls, proper oversight and reemphasize the importance of completing the control procedures.
•	Did a detailed review of income taxes and our intercompany agreements which uncovered the fact that we should be accruing withholding taxes that will be paid to Mexico when intercompany interest and Technical Assistance payments are made to Mexico from the United States and that we will not be eligible for a tax credit in the United States because of our Net Operating Loss positions.

These improvements are targeted at strengthening our internal control over financial reporting and remediating the material weaknesses. We remain committed to an effective internal control environment and management believes that these actions and the improvements management expects to achieve as a result, will effectively remediate the material weaknesses. However, the material weaknesses in our internal control over financial reporting will not be considered remediated until the controls operate for a sufficient period of time and management has concluded, through testing that these controls operate effectively. As of the date of filing this Form 10-Q, management is in the process of testing and evaluating these additional controls to determine whether they are operating effectively. As announced in July 2022, we are closing our Woodstock, Georgia office and consolidating operations in Boulder, Colorado. Our Chief Financial Officer has resigned but is staying through a transition period, and we plan to hire a Chief Financial Officer in Colorado. We plan to appropriately staff the accounting department in Boulder, Colorado and to establish effective internal controls and processes in Colorado.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not finished our testing our remediated controls and sufficient time has not elapsed to make the determination these controls are operating effectively and with the relocation of the finance team to Boulder, Colorado internal controls will likely change at that time.

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

There have been no material changes from risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended March 31, 2022, as filed with the SEC July 13, 2022.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue any unregistered securities during the quarter ended June 30, 2022 and through August 10, 2022.

Item 3.	Default Upon Senior Securities

We did not default upon any senior securities during the quarter ended June 30, 2022.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Index

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., effective January 30, 2006 (included as exhibit 3.1 of the Company’s Annual Report on Form 10-K filed June 20, 2007, and incorporated herein by reference).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., effective October 22, 2008 (included as exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 21, 2008, and incorporated herein by reference).
3.4	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective March 29, 2013 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 22, 2013, and incorporated herein by reference).
3.5	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective December 4, 2014 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 8, 2014, and incorporated herein by reference).
3.6	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective October 22, 2015 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 27, 2015, and incorporated herein by reference).
3.7	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective June 24, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 28, 2016, and incorporated herein by reference).
3.8	Certificate of Amendment of Restated Certificate of Incorporation of Sonoma Pharmaceuticals, Inc., as amended, effective December 6, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 7, 2016, and incorporated herein by reference).
3.9	Amended and Restated Bylaws, as amended, of Sonoma Pharmaceuticals, Inc., effective December 6, 2016 (included as exhibit 3.2 to the Company’s Current Report on Form 8-K filed December 7, 2016, and incorporated herein by reference).
3.10	Certificate of Designation of Preferences, Rights and Limitations of Series A 0% Convertible Preferred Stock, filed with the Delaware Secretary of State on April 24, 2012 (included as exhibit 4.2 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).
3.11	Certificate of Designation of Series B Preferred Stock, effective October 18, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 21, 2016, and incorporated herein by references).
3.12	Certificate of Amendment of Restated Certificate of Incorporation of Sonoma Pharmaceuticals, Inc., as amended, effective June 19, 2019 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 19, 2019, and incorporated herein by reference).
4.1	Specimen Common Stock Certificate (included as exhibit 4.1 to the Company’s Annual Report on Form 10-K filed June 28, 2017, and incorporated herein by reference).
4.2	Section 382 Rights Agreement, dated as of October 18, 2016, between Oculus Innovative Sciences, Inc. and Computershare Inc., which includes the Form of Certificate of Designation of Series B Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 21, 2016, and incorporated herein by reference).
4.3	Form of Placement Agent Warrant granted to Dawson James Securities, Inc. and The Benchmark Company, LLC in connection with the March 2, 2018 public offering, dated March 6, 2018 (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 6, 2018, and incorporated herein by reference).
4.4	Form of Placement Agent Warrant granted to Dawson James Securities, Inc. in connection with the November 2019 public offering (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 29, 2019, and incorporated herein by reference).
10.1	Form of Indemnification Agreement between Oculus Innovative Sciences, Inc. and its officers and directors (included as exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

10.2	Office Lease Agreement, dated May 18, 2006, between Oculus Technologies of Mexico, S.A. de C.V. and Antonio Sergio Arturo Fernandez Valenzuela (translated from Spanish) (included as exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.3	Office Lease Agreement, dated July 2003, between Oculus Innovative Sciences, B.V. and Artikona Holding B.V. (translated from Dutch) (included as exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.4	Form of Director Agreement (included as exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.5	Amended and Restated Oculus Innovative Sciences, Inc. 2006 Stock Incentive Plan and related form stock option plan agreements (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 2, 2007, and incorporated herein by reference).
10.6	Amendment to Office Lease Agreement, effective February 15, 2008, by and between Oculus Innovative Sciences Netherlands B.V. and Artikona Holding B.V. (translated from Dutch) (included as exhibit 10.44 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).
10.7	Oculus Innovative Sciences, Inc. 2011 Stock Incentive Plan (included as exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2011, and incorporated herein by reference).
10.8†	Exclusive Sales and Distribution Agreement, dated November 6, 2015, by and between Oculus Innovative Sciences, Inc. and Manna Pro Products, LLC (included as exhibit 10.1 to the Company’s 8-K filed March 23, 2016 and incorporated herein by reference).
10.9†	Asset Purchase Agreement dated October 27, 2016, between Oculus Innovative Sciences, Inc. and Invekra, S.A.P.I de C.V. (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 31, 2016, and incorporated herein by reference).
10.10†	Amendment Agreement to Acquisition Option dated October 27, 2016, by and between More Pharma Corporation S. de R.L. de C.V. and Oculus Technologies of Mexico, S.A. de C.V. (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 31, 2016, and incorporated herein by reference).
10.11	2016 Equity Incentive Plan (included as exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2016, and incorporated herein by reference).
10.12	Securities Purchase Agreement entered into by and between Sonoma Pharmaceuticals, Inc. and Montreux Equity Partners V, L.P., dated March 1, 2018 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 6, 2018, and incorporated herein by reference).
10.13†	Exclusive License and Distribution Agreement entered into by and between Sonoma Pharmaceuticals, Inc. and EMS.S.A., dated June 4, 2018 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 5, 2018, and incorporated herein by reference).
10.14	Warrant Agency Agreement entered into by and among Sonoma Pharmaceuticals, Inc., Computershare, Inc. and Computershare Trust Company, N.A., dated November 21, 2018 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 21, 2018, and incorporated herein by reference).
10.15⸸+	Asset Purchase Agreement dated May 14, 2019, between Sonoma Pharmaceuticals, Inc. and Petagon, Ltd. (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 22, 2019, and incorporated herein by reference).
10.16⸸+	Asset Purchase Agreement dated February 21, 2020, between Sonoma Pharmaceuticals, Inc. and MicroSafe Group, DMCC (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 27, 2020, and incorporated herein by reference.)
10.17⸸+	License, Distribution and Supply Agreement by and between Sonoma Pharmaceuticals, Inc. and Brill International, S.L. dated May 19, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 26, 2020, and incorporated herein by reference.)
10.18	Consulting Agreement between the Company and Dr. Robert Northey, dated May 30, 2020. (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 4, 2020, and incorporated herein by reference.)
10.19⸸+	Asset Purchase Agreement between the Company and Infinity Labs SD, Inc., dated June 24, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 30, 2020, and incorporated herein by reference.)

10.20+	Woodstock Lease Agreement between the Company and Fowler Crossing Partners, LP, dated October 1, 2018.
10.21⸸	Licensing Agreement between Sonoma Pharmaceuticals, Inc. and MicroSafe Group, effective July 27, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 6, 2020, and incorporated herein by reference).
10.22⸸	Licensing and Distribution Agreement between Sonoma Pharmaceuticals, Inc. and Gabriel Science, LLC, effective December 14, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2020, and incorporated herein by reference).
10.23⸸	Exclusive Supply and Distribution Agreement between the Company and EMC Pharma, LLC, dated March 26, 2021 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 31, 2021, and incorporated herein by reference).
10.24	Amended and Restated Employment Agreement by and between the Company and Amy Trombly, dated July 22, 2022 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2022, and incorporated herein by reference).
10.25	Employment Agreement by and between the Company and Jerry Dvonch, dated July 1, 2021 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 6, 2021, and incorporated herein by reference).
10.26	Amended and Restated Employment Agreement by and between the Company and Bruce Thornton, dated July 22, 2022 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 22, 2022, and incorporated herein by reference).
10.27	At-The-Market Offering Agreement, by and between the Company and H.C. Wainwright & Co., LLC, dated July 30, 2021 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 30, 2021, and incorporated herein by reference).
10.28	2021 Equity Incentive Plan (included as appendix on the Company’s proxy statement filed on July 29, 2021 and incorporated herein by reference).
10.29+⸸	Exclusive License and Distribution Agreement between the Company and Dyamed Biotech Pte Ltd., dated November 4, 2021 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 9, 2021, and incorporated herein by reference).
10.30+⸸	Non-Exclusive Distribution and Supply Agreement between the Company and Salus Medical, LLC dated January 19, 2022 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 20, 2022, and incorporated herein by reference).
10.31+⸸	Exclusive License and Distribution Agreement between Sonoma Pharmaceuticals, Inc. and Anlicare International dated January 18, 2022 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 20, 2022, and incorporated herein by reference).
14.1	Code of Business Conduct (included as Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on January 23, 2017, and incorporated herein by reference).
21.1	List of Subsidiaries (included as Exhibit 21.1 to the Company’s Annual Report on Form 10-K on June 28, 2017, and incorporated herein by reference).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

*	Filed herewith.
†	Confidential treatment has been granted with respect to certain portions of this agreement.
⸸	Certain portions of the exhibit have been omitted to preserve the confidentiality of such information. The Company will furnish copies of any such information to the SEC upon request.
+	The schedules to the exhibit have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any such schedules to the SEC upon request.

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

Date: August 11, 2022	By:	/s/ Amy Trombly
Amy Trombly President and Chief Executive Officer, (Principal Executive Officer)

Date: August 11, 2022		/s/ Jerome Dvonch
Jerome Dvonch
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

