Form 10-Q
period 2022-09-30
Sonoma Pharmaceuticals, Inc.
filed 2022-11-14
CIK 1367083

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission file number: 001-33216

SONOMA PHARMACEUTICALS, INC.

(Name of registrant as specified in its charter)

Delaware	68-0423298
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer identification No.)

5445 Conestoga Court, Suite 150, Boulder, CO	80301
(Address of principal executive offices)	(Zip Code)

(800) 759-9305

(Registrant’s telephone number, including area code)

645 Molly Lane, Suite 150, Woodstock, GA 30189

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

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of November 11, 2022 was 3,102,972.

SONOMA PHARMACEUTICALS, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	September 30, 2022	March 31, 2022
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$3,351	$7,396
Accounts receivable, net	2,487	2,407
Inventories, net	3,025	2,663
Prepaid expenses and other current assets	3,315	3,746
Current portion of deferred consideration, net of discount	215	218
Total current assets	12,393	16,430
Property and equipment, net	305	320
Operating lease, right of use assets	530	559
Deferred tax asset	957	829
Deferred consideration, net of discount, less current portion	539	630
Other assets	238	77
Total assets	$14,962	$18,845

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,074	$1,641
Accrued expenses and other current liabilities	1,789	1,843
Deferred revenue	100	1,223
Deferred revenue Invekra	53	54
Current portion of debt-PPP	–	120
Short-term debt	229	688
Operating lease liabilities	282	250
Total current liabilities	3,527	5,819
Long-term deferred revenue Invekra	138	182
Long-term debt	15	–
Withholding tax payable	4,013	3,838
Operating lease liabilities, less current portion	248	309
Total liabilities	7,941	10,148
Commitments and Contingencies (Note 5)
Stockholders’ Equity
Convertible preferred stock, $0.0001 par value; 714,286 shares authorized at September 30, 2022 and March 31, 2022, respectively, no shares issued and outstanding at September 30, 2022 and March 31, 2022, respectively	–	–
Common stock, $0.0001 par value; 24,000,000 shares authorized at September 30, 2022 and March 31, 2022, respectively, 3,102,972 and 3,100,937 shares issued and outstanding at September 30, 2022 and March 31, 2022, respectively (Note 7)	2	2
Additional paid-in capital	197,697	197,370
Accumulated deficit	(186,267)	(184,363)
Accumulated other comprehensive loss	(4,411)	(4,312)
Total stockholders’ equity	7,021	8,697
Total liabilities and stockholders’ equity	$14,962	$18,845

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Revenues	$3,331	$3,744	$7,314	$7,428
Cost of revenues	1,995	2,503	4,532	4,734
Gross profit	1,336	1,241	2,782	2,694
Operating expenses
Research and development	–	10	6	95
Selling, general and administrative	2,067	2,195	4,362	4,468
Total operating expenses	2,067	2,205	4,368	4,563
Loss from operations	(731)	(964)	(1,586)	(1,869)
Interest income (expense), net	3	(4)	3	(5)
Other income (expense), net	(189)	723	(256)	531
Gain on sale of assets	–	150	–	150
Loss before income taxes	(917)	(95)	(1,839)	(1,193)
Income tax benefit (expense)	(100)	(5)	(65)	(5)
Net loss	$(1,017)	$(100)	$(1,904)	$(1,198)

Net loss per share: basic	$(0.33)	$(0.04)	$(0.61)	$(0.54)
Net loss per share: diluted	$(0.33)	$(0.04)	$(0.61)	$(0.54)
Weighted-average number of shares: basic	3,101	2,344	3,101	2,219
Weighted-average number of shares: diluted	3,101	2,344	3,101	2,219

Other comprehensive loss
Net loss	$(1,017)	$(100)	$(1,904)	$(1,198)
Foreign currency translation adjustments	(34)	(234)	(99)	73
Comprehensive loss	$(1,051)	$(334)	$(2,003)	$(1,125)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(1,904)	$(1,198)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	59	100
Forgiveness of PPP loan	–	(723)
Stock-based compensation	327	114
Changes in operating assets and liabilities:
Accounts receivable	(160)	(595)
Inventories	(447)	60
Deferred consideration	82	76
Prepaid expenses and other current assets	397	(283)
Operating lease right-of-use assets	21	76
Deferred tax asset	(139)	–
Accounts payable	(558)	99
Accrued expenses and other current liabilities	(44)	(169)
Withholding tax payable	175	184
Operating lease liabilities	(23)	(74)
Deferred revenue	(1,149)	(194)
Net cash used in operating activities	(3,363)	(2,527)

Cash flows from investing activities:
Purchases of property and equipment	(48)	(74)
Deposits	(162)	36
Net cash used in investing activities	(210)	(38)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	–	6,892
Proceeds from exercise of common stock options and purchase warrants	–	216
Payments on PPP Loan	(120)	–
Proceeds from debt	15	–
Principal payments on long-term debt	(460)	(397)
Net cash provided by (used in) financing activities	(565)	6,711
Effect of exchange rate on cash and cash equivalents	93	26
Net (decrease) increase in cash and cash equivalents	(4,045)	4,172
Cash and cash equivalents, beginning of period	7,396	4,220
Cash and cash equivalents, end of period	$3,351	$8,392

Supplemental disclosure of cash flow information:
Cash paid for interest	$8	$8

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months ended September 30, 2022 and 2021

(In thousands, except share amounts)

(Unaudited)

	Common Stock ($0.0001 par Value)		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance March 31, 2022	3,100,937	$2	$197,370	$(184,363)	$(4,312)	$8,697
Employee stock-based compensation expenses	–	–	214	–	–	214
Foreign currency translation adjustment	–	–	–	–	(65)	(65)
Net loss	–	–	–	(887)	–	(887)
Balance, June 30, 2022	3,100,937	$2	$197,584	$(185,250)	$(4,377)	$7,959
Employee stock-based compensation expense	–	–	108	–	–	108
Stock based compensation related to issuance of restricted common stock	2,035	–	5	–	–	5
Foreign currency translation adjustment	–	–	–	–	(34)	(34)
Net loss	–	–	–	(1,017)	–	(1,017)
Balance, September 30, 2022	3,102,972	$2	$197,697	$(186,267)	$(4,411)	$7,021

	Common Stock ($0.0001 par Value)		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance March 31, 2021	2,092,909	$2	$189,217	$(179,277)	$(4,579)	$5,363
Transaction costs related to ATM agreement offering	–	–	(10)	–	–	(10)
Employee stock-based compensation expenses	–	–	56	–	–	56
Stock based compensation related to issuance of restricted common stock	–	–	3	–	–	3
Foreign currency translation adjustment	–	–	–	–	307	307
Net loss	–	–	–	(1,098)	–	(1,098)
Balance, June 30, 2021	2,092,909	$2	$189,266	$(180,375)	$(4,272)	$4,621
Issuance of common stock in connection with ATM, net of transaction costs	855,500	1	6,901	–	–	6,902
Issuance of common stock due to options exercises	44,042	–	193	–	–	193
Issuance of common stock due to warrants exercises	12,290	–	23	–	–	23
Employee stock-based compensation expense	–	–	52	–	–	52
Stock based compensation related to issuance of restricted common stock	–	–	3	–	–	3
Foreign currency translation adjustment	–	–	–	–	(234)	(234)
Net loss	–	–	–	(100)	–	(100)
Balance, September 30, 2021	3,004,741	$3	$196,438	$(180,475)	$(4,506)	$11,460

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.	Organization and Recent Developments

Organization

Sonoma Pharmaceuticals, Inc. (the “Company”) was incorporated under the laws of the State of California in April 1999 and was reincorporated under the laws of the State of Delaware in December 2006. The Company’s principal office was moved to Woodstock, Georgia from Petaluma, California in June 2020, and to Boulder, Colorado in October 2022. The Company is a global healthcare leader for developing and producing stabilized hypochlorous acid (“HOCl”) products for a wide range of applications, including wound care, animal health care, eye care, oral care and dermatological conditions. The Company’s products reduce infections, itch, pain, scarring and harmful inflammatory responses in a safe and effective manner. In-vitro and clinical studies of HOCl show it to have impressive antipruritic, antimicrobial, antiviral and anti-inflammatory properties. The Company’s stabilized HOCl immediately relieves itch and pain, kills pathogens and breaks down biofilm, does not sting or irritate skin and oxygenates the cells in the area treated assisting the body in its natural healing process. The Company sells its products either directly or via partners in 55 countries worldwide.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2022 and for the six months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of September 30, 2022, the condensed consolidated statements of comprehensive income (loss) for the three and six months ended September 30, 2022 and 2021, the cash flows for the six months ended September 30, 2022 and 2021 and the condensed consolidated statement of stockholders’ equity for the three and six months ended September 30, 2022 and 2021 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented. The results for the six months ended September 30, 2022 are not necessarily indicative of results to be expected for the year ending March 31, 2023 or for any future interim period. The condensed consolidated balance sheet at March 31, 2022 has been derived from audited consolidated financial statements. These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended March 31, 2022, and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on July 13, 2022.

Note 2.	Liquidity and Financial Condition

The Company reported a net loss of $1,017,000 and $1,904,000 for the three and six months ended September 30, 2022. At September 30, 2022 and March 31, 2022, the Company’s accumulated deficit amounted to $186,267,000 and $184,363,000, respectively. The Company had working capital of $8,866,000 and $10,611,000 as of September 30, 2022 and March 31, 2022, respectively. The cash balance at September 30, 2022 and March 31, 2022 was $3,351,000 and $7,396,000, respectively.

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

Net Loss per Share

The following table provides the net income (loss) for each period along with the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except per share data)	2022	2021	2022	2021
Numerator:
Net loss	$(1,017)	$(100)	$(1,904)	$(1,198)

Denominator:
Weighted-average number of common shares outstanding: basic	3,101	2,344	3,101	2,219
Weighted-average number of common shares outstanding: diluted	3,101	2,344	3,101	2,219

Net income (loss) per share: basic	$(0.33)	$(0.04)	$(0.61)	$(0.54)
Net income (loss) per share: diluted	$(0.33)	$(0.04)	$(0.61)	$(0.54)

The computation of basic loss per share for the three and six months ended September 30, 2022, and 2021 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Stock options	406	207	406	207
Warrants	108	106	108	106
Common stock units (1)	46	46	46	46
	560	359	560	359

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

The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Other factors that the Company considers include its existing contractual obligations, historical payment patterns of its customers and individual customer circumstances, an analysis of days sales outstanding by customer and geographic region, and a review of the local economic environment and its potential impact on government funding and reimbursement practices. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts represents probable credit losses of $0 and $0 at September 30, 2022 and March 31, 2022, respectively. Additionally, at September 30, 2022 and March 31, 2022 the Company has allowances of $16,000 and $81,000 respectively, related to potential discounts, returns, distributor fees and rebates. The allowances are included in accounts receivable, net in the accompanying condensed consolidated balance sheets.

Inventories

Inventories are stated at the lower of cost, cost being determined on a standard cost basis (which approximates actual cost on a first-in, first-out basis), or net realizable value.

Due to changing market conditions, estimated future requirements, age of the inventories on hand and production of new products, the Company regularly reviews inventory quantities on hand and records a provision to write down excess and obsolete inventory to its estimated net realizable value. The Company recorded a provision to reduce the carrying amounts of inventories to their net realizable value in the amount of $213,000 and $218,000 at September 30, 2022 and March 31, 2022, respectively, which is included in cost of revenues on the Company’s accompanying condensed consolidated statements of comprehensive income (loss).

Recent Accounting Standards

Accounting standards that have been issued or proposed by the FASB, the SEC or other standard setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Note 4.	Condensed Consolidated Balance Sheet

Inventories, net

Inventories, net consist of the following:

	September 30,	March 31,
	2022	2022
Raw materials	$1,575,000	$1,626,000
Finished goods	1,450,000	1,037,000
Inventories, net	$3,025,000	$2,663,000

Leases

The Company's operating leases are comprised primarily of facility leases. The Company did not have any finance leases as of September 30, 2022 and March 31, 2022. Balance sheet information related to our leases is presented below:

	September 30,	March 31,
	2022	2022
Operating leases:
Operating lease right-of-use assets	$530,000	$559,000
Operating lease liabilities – current	282,000	250,000
Operating lease liabilities – non- current	248,000	309,000

Other information related to leases is presented below:

Six Months Ended September 30, 2022
Operating lease cost	188,000
Other information:
Operating cash flows from operating leases	21,000
Weighted-average remaining lease term – operating leases (in months)	23.90
Weighted-average discount rate – operating leases	6.00%

As of September 30, 2022, the annual minimum lease payments of our operating lease liabilities were as follows:

For Years Ending March 31,
2023 (excluding the six months ended September 30, 2022)	$160,000
2024	275,000
2025	135,000
2026	14,000
Total future minimum lease payments, undiscounted	584,000
Less: imputed interest	(54,000)
Present value of future minimum lease payments	$530,000

Note 5.	Commitments and Contingencies

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

Employment Agreements

As of September 30, 2022, the Company had employment agreements in place with three of its key executives. These executive employment agreements provide, among other things, for the payment of up to twelve months of severance compensation for terminations under certain circumstances. With respect to these agreements, at September 30, 2022, aggregated annual salaries would be $775,000 and potential severance payments to these key executives would be $775,000 if triggered.

Related Party Transactions

Ms. Trombly was appointed the Chief Executive Officer of the Company. Ms. Trombly is the owner of Trombly Business Law, PC, which has been retained by the Company to advise on certain corporate and securities law matters. During the three months ended September 30, 2022 and 2021, the Company incurred $0 and $54,000, respectively, in legal services from Trombly Business Law, PC. During the six months ended September 30, 2022 and 2021, the Company incurred $27,000 and $106,000, respectively in legal services from Trombly Business Law, PC.

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

Paycheck Protection Program Loan

On May 1, 2020, the Company received loan proceeds in the amount of $1,310,000 under the Paycheck Protection Program (“PPP”), from Coastal States Bank in Atlanta, Georgia. The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act, (“CARES Act”), provided for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest were forgivable after eight or 24 weeks as long as the Company used the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains payroll levels. The amount of loan forgiveness was reduced if the Company terminated employees or reduced salaries during the applicable period.

The unsecured loan, which was in the form of a note dated April 29, 2020, matured on April 29, 2022 and bore interest at a rate of 1% per annum, payable monthly commencing on May 1, 2021. The note allowed for prepayment at any time prior to maturity with no prepayment penalties. The Company used the loan amount for eligible purposes, such as payroll expenses. The Company met the conditions for $723,000 in forgiveness of the loan. At September 30, 2022 the loan had been settled in full.

Note 7.	Stockholders’ Equity

Authorized Capital

The Company is authorized to issue up to 24,000,000 shares of common stock with a par value of $0.0001 per share and 714,286 shares of convertible preferred stock with a par value of $0.0001 per share.

Note 8.	Stock-Based Compensation

Stock-based compensation expense is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Cost of revenues	$–	$–	$–	$–
Research and development	–	–	–	–
Selling, general and administrative	113	55	327	114
Total stock-based compensation	$113	$55	$327	$114

At September 30, 2022, there were unrecognized compensation costs of $742,000 related to stock options which is expected to be recognized over a weighted-average amortization period of 1.64 years.

Stock options award activity is as follows:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at April 1, 2022	466,234	$12.09
Options granted	–	–
Options exercised	–	–
Options forfeited	(58,165)	5.67
Options expired	(2,211)	136.39
Outstanding at September 30, 2022	405,858	$12.34
Exercisable at September 30, 2022	197,503	$19.42

The aggregate intrinsic value of stock options of zero is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock, or $2.13 per share at September 30, 2022.

The Company did not capitalize any cost associated with stock-based compensation.

The Company issues new shares of common stock upon exercise of stock-based awards.

Note 9.	Income Taxes

At the end of each interim reporting period, the Company determines the income tax provision by using an estimate of the annual effective tax rate, adjusted for discrete items occurring in the quarter.

Our effective tax rate for the six months and three months ended September 30, 2022 was -3.52% and -10.96%. The Company’s effective tax rate for the six months and three months ended September 30, 2022 differed from the federal statutory tax rate of 21% primarily due to the valuation allowance recognized against deferred tax assets in the U.S, and permanent tax adjustment of intercompany interest expense in Mexico and Netherlands.

Judgment is required in determining whether deferred tax assets will be realized in full or in part. Management assesses the available positive and negative evidence on a jurisdictional basis to estimate if deferred tax assets will be recognized and when it is more likely than not that all or some deferred tax assets will not be realized, and a valuation allowance must be established. As of September 30, 2022, the Company continues to maintain a valuation allowance in U.S.

Note 10.	Revenue Disaggregation

The Company generates revenues from products which are sold into the human and animal healthcare markets and to multiple geographic regions.

The following table presents the Company’s disaggregated revenues by revenue source:

(In thousands)	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Human Care	$2,447	$2,591	$4,615	$5,186
Animal Care	737	1,005	1,523	1,937
Service and Royalty	147	148	1,176	305
	$3,331	$3,744	$7,314	$7,428

The following table shows the Company’s revenues by geographic region:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	2022	2021	2022	2021
United States	$973	$1,347	$1,842	$2,939
Europe	1,170	919	2,012	1,688
Asia	330	437	1,155	638
Latin America	394	518	1,444	1,083
Rest of the World	464	523	861	1,080
Total	$3,331	$3,744	$7,314	$7,428

Note 11.	Significant Customer Concentrations

For the three months ended September 30, 2022, one customer represented 20%, another customer represented 13% and another customer represented 12% of net revenue. For the three months ended September 30, 2021, one customer represented 24%, and another customer represented 14% of net revenue. For the six months ended September 30, 2022, one customer represented 20% of net revenue, one customer represented 17% of net revenue, and another customer represented 10% of net revenue. For the six months ended September 30, 2021, one customer represented 23% of net revenue, and another customer represented 15% of net revenue.

At September 30, 2022, one customer represented 35%, and another customer represented 20% of the net accounts receivable balance. At March 31, 2022 one customer represented 20%, one customer represented 15%, and another customer represented 14% of the net accounts receivable balance.

Note 12.	Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date the condensed consolidated financial statements were issued.

There were no subsequent events.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as of September 30, 2022 and our audited consolidated financial statements for the year ended March 31, 2022 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 13, 2022.

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

Forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to the risks described in our Annual Report on Form 10-K including: the impact of the Covid pandemic on the overall economy and our results of operations; our ability to become profitable; the impact of changes to reimbursement levels from third-party payors or increased pricing pressure due to rebates; the impact of the Invekra transaction on our business and results of operations; our dependence on third-party distributors; certain tax impacts of inter-company loans between us and our Mexican subsidiary; the progress and timing of our development programs and regulatory approvals for our products; the benefits and effectiveness of our products; the ability of our products to meet existing or future regulatory standards; the progress and timing of clinical trials and physician studies; our expectations and capabilities relating to the sales and marketing of our current products and our product candidates; our ability to compete with other companies that are developing or selling products that are competitive with our products; the establishment of strategic partnerships for the development or sale of products; the risk our research and development efforts do not lead to new products; the timing of commercializing our products; our ability to penetrate markets through our sales force, distribution network, and strategic business partners to gain a foothold in the market and generate attractive margins; the ability to attain specified revenue goals within a specified time frame, if at all, or to reduce costs; the outcome of discussions with the U.S. Food and Drug Administration, or FDA, and other regulatory agencies; the content and timing of submissions to, and decisions made by, the FDA and other regulatory agencies, including demonstrating to the satisfaction of the FDA the safety and efficacy of our products; our ability to manufacture sufficient amounts of our products for commercialization activities; our ability to protect our intellectual property and operate our business without infringing on the intellectual property of others; our ability to continue to expand our intellectual property portfolio; the risk we may need to indemnify our distributors or other third parties; risks attendant with conducting a significant portion of our business outside the United States; our ability to comply with complex federal and state fraud and abuse laws, including state and federal anti-kickback laws; risks associated with changes to health care laws; our ability to attract and retain qualified directors, officers and employees; our expectations relating to the concentration of our revenue from international sales; our ability to expand to and commercialize products in markets outside the wound care market; our ability to protect our information technology and infrastructure; and the impact of any future changes in accounting regulations or practices in general with respect to public companies. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

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

Business Channels

Our core market differentiation is based on being the leading developer and producer of stabilized hypochlorous acid, or HOCl, solutions. Unlike many of our competitors, we have been in business for over 20 years, and in that time, we have developed significant scientific knowledge of how best to develop and manufacture HOCl products backed by decades of studies and data collection. HOCl is known to be among the safest and most-effective ways to relieve itch, inflammation and burns while stimulating natural healing through increased oxygenation and eliminating persistent microorganisms and biofilms.

We sell our products into many markets both in the U.S. and internationally. In international markets, we ship a variety of products to 55 countries. Our core strategy is to work with partners both in the United States and around the world to market and distribute our products. In some cases, we market and sell our own products.

Dermatology

We have developed unique, differentiated, prescription-strength and safe dermatologic products that support paths to healing among various key dermatologic conditions. Our products are primarily targeted at the treatment of acne, the management of scars and eczema/atopic dermatitis. We are strategically focused on introducing innovative new products that are supported by human clinical data with applications that address specific dermatological procedures currently in demand. In addition, we look for markets where we can provide effective product line extensions and pricing to new product families.

In the United States, we partner with EMC Pharma, LLC to sell our prescription dermatology products. Pursuant to our agreement with EMC Pharma, we manufacture products for EMC Pharma and EMC Pharma has the right to market, sell and distribute them to patients and customers for an initial term of five years, subject to meeting minimum purchase and other requirements.

On September 28, 2021, we launched a new over-the-counter product, Regenacyn® Advanced Scar Gel, which is clinically proven to improve the overall appearance of scars while reducing pain, itch, redness, and inflammation. On the same day, we launched Regenacyn® Plus, a prescription-strength scar gel which is available as an office-dispense product through physician offices.

On October 27, 2022, we launched two new over-the-counter dermatology products in the United States, Reliefacyn® Advanced Itch-Burn-Rash-Pain Relief Hydrogel for the alleviation of red bumps, rashes, shallow skin fissures, peeling, and symptoms of eczema/atopic dermatitis, and Rejuvacyn® Advanced Skin Repair Cooling Mist for management of minor skin irritations following cosmetic procedures as well as daily skin health and hydration.

In June 2022, the Natural Products Association certified Rejuvacyn Advanced as a Natural Personal Care Product.

Our consumer products are available through Amazon.com, our website and third party distributors.

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

First Aid and Wound Care

Our HOCl-based wound care products are intended for the treatment of acute and chronic wounds as well as first- and second-degree burns. They work by first removing foreign material and debris from the skin surface and moistening the skin, thereby improving wound healing. Second, our HOCl products assist in the wound healing process by removing microorganisms. Since HOCl is an important constituent of our innate immune system and is formed and released by the macrophages during phagocytosis, it is advantageous to other wound-irrigation and antiseptic solutions, as highly organized cell structures such as human tissue can tolerate the action of our wound care solution while single-celled microorganisms cannot. Due to its unique chemistry, our wound treatment solution is much more stable than similar products on the market and therefore maintains much higher levels of hypochlorous acid over its shelf life.

In the United States, we sell our wound care products directly to hospitals, physicians, nurses, and other healthcare practitioners and indirectly through non-exclusive distribution arrangements. In Europe, we sell our wound care products through a diverse network of distributors.

To respond to market demand for our HOCl technology-based products, we launched our first direct to consumer over-the-counter product in the United States in February 2021. Microcyn® OTC Wound and Skin Cleanser is formulated for home use without prescription to help manage and cleanse wounds, minor cuts, and burns, including sunburns and other skin irritations. Microcyn OTC is available without prescription through our online store.

In June 2022, the Natural Products Association certified Microcyn OTC as a Natural Personal Care Product.

In March 2021, we received approval to market and use our HOCl products as biocides under Article 95 of the European Biocidal Products Regulation in France, Germany and Portugal. The approval applies to our products MucoClyns™ for human hygiene to be marketed and commercialized by us, MicrocynAH® for animal heath marketed and commercialized through our partner, Petagon Limited, and MicroSafe for disinfectant use to be marketed and commercialized through our partner, MicroSafe Group DMCC.

In September 2022, our partner Te Arai BioFarma Ltd. received approval to market and sell our Microdacyn and Microdacyn Hydrogel products in Taiwan.

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

On September 28, 2021, we launched Ocucyn® Eyelid & Eyelash Cleanser, which is sold directly to consumers on Amazon.com, through our online store, and through third party distributors. Ocucyn® Eyelid & Eyelash Cleanser, designed for everyday use, is a safe, gentle, and effective solution for good eyelid and eyelash hygiene.

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

In international markets, our product Microdacyn60® Oral Care treats mouth and throat infections and thrush. Microdacyn60 solution assists in reducing inflammation and pain, provides soothing cough relief and does not contain any harmful chemicals. It does not stain teeth, is non-irritating, non-sensitizing, has no contraindications and is ready for use with no mixing or dilution. In New Zealand and Australia, our partner Te Arai BioFarma Ltd. markets our oral product under their label Oracyn® Oral Care. Our partner, Dyamed Biotech, is seeking regulatory clearance to market Oracyn® Oral Care in parts of Asia. On January 18, 2022, we partnered with Anlicare International to seek regulatory clearances for our dental and oral products in China and Macau.

Our international nasal care product Sinudox™ based on our HOCl technology is intended for nasal irrigation. Sinudox Hypotonic Nasal Hygiene clears and cleans a blocked nose, stuffy nose and sinuses by ancillary ingredients that may have a local antimicrobial effect. Sinudox is sold through Amazon in Europe. In New Zealand and Australia, our partner Te Arai markets our nasal product under their label Nasocyn® Nasal Care.

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

Surface Disinfectants

In-vitro and clinical studies of HOCl show it to have impressive antipruritic, antimicrobial, antiviral and anti-inflammatory properties. HOCl has been formulated as a disinfectant and sanitizer solution for our partner MicroSafe and is sold in numerous countries. It is designed to be used to spray in aerosol format in areas and environments likely to serve as a breeding ground for the spread of infectious disease, which could result in epidemics or pandemics. The medical-grade surface disinfectant solution is used in hospitals worldwide to protect doctors and patients. In May 2020, Nanocyn® Disinfectant & Sanitizer received approval to be entered into the Australian Register of Therapeutic Goods, or ARTG for use against the coronavirus SARS-CoV-2, or COVID-19, and was also authorized in Canada for use against COVID-19. Nanocyn has also met the stringent environmental health and social/ethical criteria of Good Environmental Choice Australia, or GECA, becoming one of the very few eco-certified, all-natural disinfectant solutions in Australia.

Through our partner MicroSafe, we sell hard surface disinfectant products into Europe, the Middle East and Australia.

On July 31, 2021, we granted MicroSafe the non-exclusive right to sell and distribute Nanocyn in the United States provided that MicroSafe secure U.S. EPA approval. In April of 2022, MicroSafe secured the EPA approval for Nanocyn® Disinfectant & Sanitizer, meaning that it can now be sold in the United States as a surface disinfectant, and it was subsequently added to the EPA’s list N for use against COVID-19. In June 2022, the EPA added Nanocyn to List Q as a disinfectant for Emerging Viral Pathogens, including Monkeypox. We intend to build upon this ground-breaking approval by securing further approvals of this nature. Nanocyn is a hospital-grade disinfectant and manufactured by us using our patented HOCl technology. Nanocyn is currently sold by MicroSafe in Europe, the Middle East and Australia.

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

Results of Continuing Operations

Comparison of the Three and Six Months Ended September 30, 2022 and 2021

Revenue

The following table shows our consolidated total revenue and revenue by geographic region for the three and six months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
(In thousands)	2022	2021	$ Change	% Change
United States	$973	$1,347	$(374)	(28%	)
Europe	1,170	919	251	27%
Asia	330	437	(107)	(24%	)
Latin America	394	518	(124)	(24%	)
Rest of the World	464	523	(59)	(11%	)
Total	$3,331	$3,744	$(413)	(11%	)

	Six Months Ended September 30,
(In thousands)	2022	2021	$ Change	% Change
United States	$1,842	$2,939	$(1,097)	(37%	)
Europe	2,012	1,688	324	19%
Asia	1,155	638	517	81%
Latin America	1,444	1,083	361	33%
Rest of the World	861	1,080	(219)	(20%	)
Total	$7,314	$7,428	$(114)	(2%	)

The decrease in United States revenues for the three and six months ended September 30, 2022 compared to the same periods in the prior year of $374,000 and $1,097,000 is primarily the result of divesting our prescription dermatology business to our partner, EMC Pharma. Divesting our prescription dermatology business resulted in a reduction of revenues, however, we also eliminated significant expenses related to that line of products including a direct sales force. The decrease is also partially due to a decline in sales of our over-the-counter animal health care products. These amounts were partially offset by an increase in wound care and prescription animal health care product sales.

The increase in Europe revenue for the three and six months ended September 30, 2022 was caused by an increase in demand for our wound care products as well as the introduction of several new products into Europe.

The decrease in Asia revenue for the three months and the increase for the six months ended September 30, 2022 is due to lumpiness in ordering with increased orders in the first quarters and lower orders in the second quarter. Revenues from our international distributors tend to be choppy due to customers placing larger but less frequent orders to benefit from quantity discounts and reduced shipping costs when ordering sufficient quantities to fill standard sized shipping containers.

The decrease in Latin America revenue for the three months ended September 30, 2022 was caused by a decline in manufacturing for one of our customers. Our contract with Invekra ended in 2021 and since then we have continued to manufacture product for them at lower quantities but higher margins. The increase in Latin America revenue for the six months ended September 30, 2022 was primarily the result of service revenue from selling machinery to a customer for $750,000, which management expects to be a one-time event. This increase was partially offset by a decline in overflow manufacturing for one of our customers.

The decrease in Rest of World revenue for the three and six months ended September 30, 2022 was primarily the result of decreased disinfectant sales in the Middle East partially offset by an increase in sales in New Zealand.

Cost of Revenue and Gross Profit

The cost of revenue and gross profit metrics for the three and six months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended September 30,
(In thousands, except for percentages)	2022	2021	Change		% Change
Cost of Revenue	$1,995	$2,503	$(508)		(20%	)
Cost of Revenue as a % of Revenue	60%	67%	(7%	)
Gross Profit	$1,336	$1,241	$95		8%
Gross Profit as a % of Revenue	40%	33%	7%

	Six Months Ended September 30,
(In thousands, except for percentages)	2022	2021	Change		% Change
Cost of Revenue	$4,532	$4,734	$(202)		(4%	)
Cost of Revenue as a % of Revenue	62%	64%	(2%	)
Gross Profit	$2,782	$2,694	$88		3%
Gross Profit as a % of Revenue	38%	36%	2%

The increase in gross profit margin for the three months ended September 30, 2022 was primarily the result of producing higher unit volumes in the Mexico manufacturing facility, partially offset by a decline in margins in the Netherlands as a result of product mix and shipping costs to Europe. The increase in gross profit margin for the six months ended September 30, 2022 is primarily due to the sale of machinery to a customer for $750,000, which management expects to be a one-time event.

Research and Development Expense

The research and development metrics as of September 30, 2022 and 2021 are as follows:

	Three Months Ended September 30,
(In thousands, except for percentages)	2022	2021	Change		% Change
Research and Development Expense	$–	$10	$(10)		(100%	)
Research and Development Expense as a % of Revenue	0%	0.3%	(0.3%	)

	Six Months Ended September 30,
(In thousands, except for percentages)	2022	2021	Change		% Change
Research and Development Expense	$6	$95	$(89)		(94%	)
Research and Development Expense as a % of Revenue	0%	1%	(1%	)

For the three months ended September 30, 2022, research and development expenses decreased as a result of reduced clinical trial expense.

Selling, General and Administrative Expense

The selling, general and administrative expense metrics are as follows:

	Three Months Ended September 30,
(In thousands, except for percentages)	2022	2021	Change	% Change
Selling, General and Administrative Expense (SG&A)	$2,067	$2,195	$(128)	(6%	)
SG&A Expense as a % of Revenue	62%	59%	3%

	Six Months Ended September 30,
(In thousands, except for percentages)	2022	2021	Change	% Change
Selling, General and Administrative Expense (SG&A)	$4,362	$4,468	$(106)	(2%	)
SG&A Expense as a % of Revenue	60%	60%	0%

The decline in Selling, General and Administrative expense for the three and six months ended September 30, 2022 was $128,000 and $106,000, respectively, and was the result of ongoing efforts to contain expenses across all parts of the company.

Interest Income (Expense), net

Interest (expense) income, net for the three and six months ended September 30, 2022 was $2,500 and $2,500, respectively, compared to $4,000, and $5,000 for the three and six months ended September 30, 2021, respectively.

Other (Expense) Income, net

Other (expense) income for the three and six months ended September 30, 2022 was $(189,000) and $(256,000) respectively, compared to $723,000 and $531,000, respectively, for the three and six months ended September 30, 2021. The decrease in other income (expense) relates primarily to the recognition of PPP loan forgiveness in the amount of $723,000 in the prior year and, to a lesser extent, to exchange rate fluctuations.

Income taxes

Income tax expense for the three and six months ended September 30, 2022 was $100,000 and $65,000.

Net Loss

The following table provides the net loss for each period along with the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except per share data)	2022	2021	2022	2021
Numerator:
Net loss	$(1,017)	$(100)	$(1,904)	$(1,198)

Denominator:
Weighted-average number of common shares outstanding: basic	3,101	2,344	3,101	2,219
Weighted-average number of common shares outstanding: diluted	3,101	2,344	3,101	2,219

Net income (loss) per share: basic	$(0.33)	$(0.04)	$(0.61)	$(0.54)
Net income (loss) per share: diluted	$(0.33)	$(0.04)	$(0.61)	$(0.54)

Liquidity and Capital Resources

We reported a net loss of $1,017,000 and $1,904,000 for the three and six months ended September 30, 2022. At September 30, 2022 and March 31, 2022, our accumulated deficit amounted to $186,267,000 and $184,363,000, respectively. As of September 30, 2022, we had cash and cash equivalents of $3,351,000 compared to $8,392,000 on September 30, 2021. Since our inception, substantially all of our operations have been financed through sales of equity securities. Other sources of financing that we have used to date include our revenues, royalty payments from licensing our products, as well as various loans and the sale of certain assets to Invekra, Petagon, and Microsafe.

The following table presents a summary of our consolidated cash flows for operating, investing and financing activities for the six months ended September 30, 2022, and 2021 as well balances of cash and cash equivalents and working capital:

	Six Months Ended September 30,
(In thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$(3,363)	$(2,527)
Investing activities	(210)	(38)
Financing activities	(565)	6,711
Effect of exchange rates on cash	93	26
Net change in cash and cash equivalents	(4,045)	4,172
Cash and cash equivalents, beginning of the period	$7,396	$4,220
Cash and cash equivalents, end of the period	$3,351	$8,392
Working capital (1), end of period	$8,866	$13,943

(1)	Defined as current assets minus current liabilities

Net cash used by operating activities during the six months ended September 30, 2022 was $3,363,000, primarily due to a net loss of $1,904,000, and a decrease in deferred revenue of $1,149,000.

Net cash used by operating activities during the six months ended September 30, 2021 was $2,527,000, primarily due to a net loss of $1,198,000, an increase in accounts receivable of $595,000 and forgiveness on PPP loans of $723,000.

Net cash used by investing activities was $210,000 for the six months ended September 30, 2022, primarily related to long term deposits and purchases of equipment.

Net cash used by investing activities was $38,000 for the six months ended September 30, 2021, primarily related to Invekra deferred revenue, partially offset by purchases of equipment.

Net cash used by financing activities was $565,000 for the six months ended September 30, 2022, primarily due to principal payments on long-term debt of $460,000 and payments of PPP loan of $120,000.

Net cash provided by financing activities was $6,711,000 for the six months ended September 30, 2021, primarily related to the proceeds from issuance of common stock of $6,892,000 and principal payments on long-term debt of $397,000.

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

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act. The Inflation Reduction Act introduces a new 15% corporate minimum tax, based on adjusted financial statement income of certain large corporations. Applicable corporations would be allowed to claim a credit for the minimum tax paid against regular tax in future years. The minimum tax impact applies starting in 2023. The Inflation Reduction Act also includes an excise tax that would impose a 1% surcharge on stock repurchases. This excise tax is effective January 1, 2023.

The Company is currently evaluating the effect of the Inflation Reduction Act on its consolidated financial statements.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of our most recent fiscal year. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2022. We have determined that there were inadequate spreadsheet controls, a lack of separation of duties with preparation and review of the reported numbers, and inadequate analysis of revenue reporting among other things that lead to a restatement of results for the quarter ended June 30, 2020. These weaknesses also lead to correction of results at the time of filing our annual report on Form 10-K for the year ended March 31, 2021.

Notwithstanding the material weaknesses, management believes the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. generally accepted accounting principles.

Management’s Remediation Measures

Management, with oversight from the Audit Committee of our Board of Directors, is actively engaged in remediation efforts to address the material weaknesses identified in the management’s evaluation of internal controls and procedures. Management has taken a number of actions to remediate the material weaknesses described above, including the following:

•	Improved monitoring and risk assessment activities to address these control deficiencies.
•	Hired a new full time Chief Financial Officer in September 2020.
•	Separated the preparation of the financial reports from review of the financial reports.
•	Implemented additional process-level controls over revenue recognition of new contracts.
•	Developed and delivered further internal controls training to individuals associated with these control deficiencies and enhanced training provided to all personnel who have financial reporting or internal control responsibilities in these areas. The training includes a review of individual roles and responsibilities related to internal controls and of proper oversight and reemphasizes the importance of completing the control procedures.
•	Did a detailed review of income taxes and our intercompany agreements which uncovered the fact that we should be accruing withholding taxes that will be paid to Mexico when intercompany interest and Technical Assistance payments are made to Mexico from the United States, and that we will not be eligible for a tax credit in the United States because of our Net Operating Loss positions.

These improvements are targeted at strengthening our internal control over financial reporting and remediating the material weaknesses. We remain committed to an effective internal control environment, and management believes that these actions and the improvements management expects to achieve as a result will effectively remediate the material weaknesses. However, the material weaknesses in our internal control over financial reporting will not be considered remediated until the controls operate for a sufficient period of time and management has concluded through testing that these controls operate effectively. As of the date of filing this Quarterly Report on Form 10-Q, management is in the process of testing and evaluating these additional controls to determine whether they are operating effectively. As announced in July 2022, we are closing our Woodstock, Georgia office and consolidating operations in Boulder, Colorado. Our Chief Financial Officer has resigned but is staying through November 18, 2022, and we hired a Chief Financial Officer in Colorado. We plan to appropriately staff the accounting department in Boulder, Colorado and to establish effective internal controls and processes in Colorado.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not finished our testing of our remediated controls, sufficient time has not elapsed to make the determination that these controls are operating effectively and, with the relocation of the finance team to Boulder, Colorado internal controls will likely change at that time.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not finished our testing of our remediated controls and sufficient time has not elapsed to make the determination these controls are operating effectively and with the relocation of the finance team to Boulder, Colorado internal controls will likely change at that time.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue any unregistered securities during the quarter ended September 30, 2022 and through November 14, 2022.

Item 3.	Default Upon Senior Securities

We did not default upon any senior securities during the quarter ended September 30, 2022.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Index

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., effective January 30, 2006 (included as exhibit 3.1 of the Company’s Annual Report on Form 10-K filed June 20, 2007, and incorporated herein by reference).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., effective October 22, 2008 (included as exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 21, 2008, and incorporated herein by reference).
3.4	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective March 29, 2013 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 22, 2013, and incorporated herein by reference).
3.5	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective December 4, 2014 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 8, 2014, and incorporated herein by reference).
3.6	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective October 22, 2015 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 27, 2015, and incorporated herein by reference).
3.7	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective June 24, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 28, 2016, and incorporated herein by reference).
3.8	Certificate of Amendment of Restated Certificate of Incorporation of Sonoma Pharmaceuticals, Inc., as amended, effective December 6, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 7, 2016, and incorporated herein by reference).
3.9	Amended and Restated Bylaws, as amended, of Sonoma Pharmaceuticals, Inc., effective December 6, 2016 (included as exhibit 3.2 to the Company’s Current Report on Form 8-K filed December 7, 2016, and incorporated herein by reference).
3.10	Certificate of Designation of Preferences, Rights and Limitations of Series A 0% Convertible Preferred Stock, filed with the Delaware Secretary of State on April 24, 2012 (included as exhibit 4.2 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).
3.11	Certificate of Designation of Series B Preferred Stock, effective October 18, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 21, 2016, and incorporated herein by references).
3.12	Certificate of Amendment of Restated Certificate of Incorporation of Sonoma Pharmaceuticals, Inc., as amended, effective June 19, 2019 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 19, 2019, and incorporated herein by reference).
4.1	Specimen Common Stock Certificate (included as exhibit 4.1 to the Company’s Annual Report on Form 10-K filed June 28, 2017, and incorporated herein by reference).
4.2	Section 382 Rights Agreement, dated as of October 18, 2016, between Oculus Innovative Sciences, Inc. and Computershare Inc., which includes the Form of Certificate of Designation of Series B Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 21, 2016, and incorporated herein by reference).
4.3	Form of Placement Agent Warrant granted to Dawson James Securities, Inc. and The Benchmark Company, LLC in connection with the March 2, 2018 public offering, dated March 6, 2018 (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 6, 2018, and incorporated herein by reference).
4.4	Form of Placement Agent Warrant granted to Dawson James Securities, Inc. in connection with the November 2019 public offering (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 29, 2019, and incorporated herein by reference).
10.1	Form of Indemnification Agreement between Oculus Innovative Sciences, Inc. and its officers and directors (included as exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

10.2	Office Lease Agreement, dated May 18, 2006, between Oculus Technologies of Mexico, S.A. de C.V. and Antonio Sergio Arturo Fernandez Valenzuela (translated from Spanish) (included as exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.3	Office Lease Agreement, dated July 2003, between Oculus Innovative Sciences, B.V. and Artikona Holding B.V. (translated from Dutch) (included as exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.4	Form of Director Agreement (included as exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.5	Amended and Restated Oculus Innovative Sciences, Inc. 2006 Stock Incentive Plan and related form stock option plan agreements (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 2, 2007, and incorporated herein by reference).
10.6	Amendment to Office Lease Agreement, effective February 15, 2008, by and between Oculus Innovative Sciences Netherlands B.V. and Artikona Holding B.V. (translated from Dutch) (included as exhibit 10.44 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).
10.7	Oculus Innovative Sciences, Inc. 2011 Stock Incentive Plan (included as exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2011, and incorporated herein by reference).
10.8†	Exclusive Sales and Distribution Agreement, dated November 6, 2015, by and between Oculus Innovative Sciences, Inc. and Manna Pro Products, LLC (included as exhibit 10.1 to the Company’s 8-K filed March 23, 2016 and incorporated herein by reference).
10.9†	Asset Purchase Agreement dated October 27, 2016, between Oculus Innovative Sciences, Inc. and Invekra, S.A.P.I de C.V. (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 31, 2016, and incorporated herein by reference).
10.10†	Amendment Agreement to Acquisition Option dated October 27, 2016, by and between More Pharma Corporation S. de R.L. de C.V. and Oculus Technologies of Mexico, S.A. de C.V. (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 31, 2016, and incorporated herein by reference).
10.11	2016 Equity Incentive Plan (included as exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2016, and incorporated herein by reference).
10.12	Securities Purchase Agreement entered into by and between Sonoma Pharmaceuticals, Inc. and Montreux Equity Partners V, L.P., dated March 1, 2018 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 6, 2018, and incorporated herein by reference).
10.13†	Exclusive License and Distribution Agreement entered into by and between Sonoma Pharmaceuticals, Inc. and EMS.S.A., dated June 4, 2018 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 5, 2018, and incorporated herein by reference).
10.14	Warrant Agency Agreement entered into by and among Sonoma Pharmaceuticals, Inc., Computershare, Inc. and Computershare Trust Company, N.A., dated November 21, 2018 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 21, 2018, and incorporated herein by reference).
10.15⸸+	Asset Purchase Agreement dated May 14, 2019, between Sonoma Pharmaceuticals, Inc. and Petagon, Ltd. (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 22, 2019, and incorporated herein by reference).
10.16⸸+	Asset Purchase Agreement dated February 21, 2020, between Sonoma Pharmaceuticals, Inc. and MicroSafe Group, DMCC (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 27, 2020, and incorporated herein by reference.)
10.17⸸+	License, Distribution and Supply Agreement by and between Sonoma Pharmaceuticals, Inc. and Brill International, S.L. dated May 19, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 26, 2020, and incorporated herein by reference.)
10.18	Consulting Agreement between the Company and Dr. Robert Northey, dated May 30, 2020. (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 4, 2020, and incorporated herein by reference.)
10.19⸸+	Asset Purchase Agreement between the Company and Infinity Labs SD, Inc., dated June 24, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 30, 2020, and incorporated herein by reference.)
10.20+	Woodstock Lease Agreement between the Company and Fowler Crossing Partners, LP, dated October 1, 2018.
10.21⸸	Licensing Agreement between Sonoma Pharmaceuticals, Inc. and MicroSafe Group, effective July 27, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 6, 2020, and incorporated herein by reference).

10.22⸸	Licensing and Distribution Agreement between Sonoma Pharmaceuticals, Inc. and Gabriel Science, LLC, effective December 14, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2020, and incorporated herein by reference).
10.23⸸	Exclusive Supply and Distribution Agreement between the Company and EMC Pharma, LLC, dated March 26, 2021 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 31, 2021, and incorporated herein by reference).
10.24	Amended and Restated Employment Agreement by and between the Company and Amy Trombly, dated July 22, 2022 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2022, and incorporated herein by reference).
10.25	Employment Agreement by and between the Company and Jerry Dvonch, dated July 1, 2021 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 6, 2021, and incorporated herein by reference).
10.26	Amended and Restated Employment Agreement by and between the Company and Bruce Thornton, dated July 22, 2022 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 22, 2022, and incorporated herein by reference).
10.27	Offer letter to Chad White dated September 8, 2022 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 7, 2022, and incorporated herein by reference).
10.28	At-The-Market Offering Agreement, by and between the Company and H.C. Wainwright & Co., LLC, dated July 30, 2021 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 30, 2021, and incorporated herein by reference).
10.29	2021 Equity Incentive Plan (included as appendix on the Company’s proxy statement filed on July 29, 2021 and incorporated herein by reference).
10.30+⸸	Exclusive License and Distribution Agreement between the Company and Dyamed Biotech Pte Ltd., dated November 4, 2021 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 9, 2021, and incorporated herein by reference).
10.31+⸸	Non-Exclusive Distribution and Supply Agreement between the Company and Salus Medical, LLC dated January 19, 2022 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 20, 2022, and incorporated herein by reference).
10.32+⸸	Exclusive License and Distribution Agreement between Sonoma Pharmaceuticals, Inc. and Anlicare International dated January 18, 2022 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 20, 2022, and incorporated herein by reference).
14.1	Code of Business Conduct (included as Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on January 23, 2017, and incorporated herein by reference).
21.1	List of Subsidiaries (included as Exhibit 21.1 to the Company’s Annual Report on Form 10-K on June 28, 2017, and incorporated herein by reference).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

*	Filed herewith.
†	Confidential treatment has been granted with respect to certain portions of this agreement.
⸸	Certain portions of the exhibit have been omitted to preserve the confidentiality of such information. The Company will furnish copies of any such information to the SEC upon request.
+	The schedules to the exhibit have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any such schedules to the SEC upon request.

Copies of above exhibits not contained herein are available to any stockholder, upon payment of a reasonable per page fee, upon written request to: Chief Financial Officer, Sonoma Pharmaceuticals, Inc., 5445 Conestoga Court, Suite 150, Boulder, Colorado 80301.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2022	By:	/s/ Amy Trombly
Amy Trombly President and Chief Executive Officer, (Principal Executive Officer)

Date: November 14, 2022		/s/ Jerome Dvonch
Jerome Dvonch
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

