Form 10-Q
period 2022-12-31
Sonoma Pharmaceuticals, Inc.
filed 2023-02-14
CIK 1367083

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of February 10, 2023 was 4,649,247.

SONOMA PHARMACEUTICALS, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31, 2022	March 31, 2022
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$2,634	$7,396
Accounts receivable, net	2,297	2,407
Inventories, net	2,849	2,663
Prepaid expenses and other current assets	3,230	3,746
Current portion of deferred consideration, net of discount	222	218
Total current assets	11,232	16,430
Property and equipment, net	314	320
Operating lease, right of use assets	471	559
Deferred tax asset	1,089	829
Deferred consideration, net of discount, less current portion	514	630
Other assets	308	77
Total assets	$13,928	$18,845

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,302	$1,641
Accrued expenses and other current liabilities	2,201	1,843
Deferred revenue	100	1,223
Deferred revenue Invekra	55	54
Current portion of debt-PPP	–	120
Short-term debt	–	688
Operating lease liabilities	276	250
Total current liabilities	3,934	5,819
Long-term deferred revenue Invekra	128	182
Long-term debt	15	–
Withholding tax payable	4,097	3,838
Operating lease liabilities, less current portion	195	309
Total liabilities	8,369	10,148
Commitments and Contingencies (Note 5)
Stockholders’ Equity:
Convertible preferred stock, $0.0001 par value; 714,286 shares authorized at December 31, 2022 and March 31, 2022, respectively, no shares issued and outstanding at December 31, 2022 and March 31, 2022, respectively	–	–
Common stock, $0.0001 par value; 24,000,000 shares authorized at December 31, 2022 and March 31, 2022, respectively, 3,109,652 and 3,100,937 shares issued and outstanding at December 31, 2022 and March 31, 2022, respectively (Note 7)	2	2
Additional paid-in capital	197,939	197,370
Accumulated deficit	(188,206)	(184,363)
Accumulated other comprehensive loss	(4,176)	(4,312)
Total stockholders’ equity	5,559	8,697
Total liabilities and stockholders’ equity	$13,928	$18,845

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Revenues	$2,944	$2,902	$10,258	$10,330
Cost of revenues	2,113	1,699	6,645	6,433
Gross profit	831	1,203	3,613	3,897
Operating expenses
Research and development	–	26	6	121
Selling, general and administrative	2,665	2,135	7,030	6,603
Total operating expenses	2,665	2,161	7,036	6,724
Loss from operations	(1,834)	(958)	(3,423)	(2,827)
Interest income (expense), net	1	3	4	(1)
Other income (expense), net	(73)	11	(327)	542
Gain on sale of assets	1	–	1	150
Loss before income taxes	(1,905)	(944)	(3,745)	(2,136)
Income tax benefit (expense)	(34)	–	(98)	(6)
Net loss	$(1,939)	$(944)	$(3,843)	$(2,142)

Net loss per share: basic	$(0.62)	$(0.31)	$(1.24)	$(0.85)
Net loss per share: diluted	$(0.62)	$(0.31)	$(1.24)	$(0.85)
Weighted-average number of shares: basic	3,107	3,080	3,104	2,507
Weighted-average number of shares: diluted	3,107	3,080	3,104	2,507

Other comprehensive loss
Net loss	$(1,939)	$(944)	$(3,843)	$(2,142)
Foreign currency translation adjustments	235	(65)	136	8
Comprehensive loss	$(1,704)	$(1,009)	$(3,707)	$(2,134)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(3,843)	$(2,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	91	137
Forgiveness of PPP loan	–	(723)
Stock-based compensation	569	170
Gain on sale of assets	(1)	(150)
Changes in operating assets and liabilities:
Accounts receivable	129	(58)
Inventories	(162)	(366)
Deferred consideration	129	(2)
Prepaid expenses and other current assets	572	114
Operating lease right-of-use assets	94	148
Accounts payable	(353)	(189)
Accrued expenses and other current liabilities	346	137
Deferred tax asset	(243)	–
Withholding tax payable	259	273
Operating lease liabilities	(94)	(145)
Deferred revenue	(1,204)	(57)
Net cash used in operating activities	(3,711)	(2,853)

Cash flows from investing activities:
Purchases of property and equipment	(79)	(75)
Deposits	(97)	37
Net cash used in investing activities	(176)	(38)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	–	7,554
Proceeds from exercise of common stock options and purchase warrants	–	216
Payments on PPP Loan	(120)	–
Payments on offering costs	(89)	–
Principal payments on long-term debt	(674)	(596)
Net cash provided by (used in) financing activities	(883)	7,174
Effect of exchange rate on cash and cash equivalents	8	26
Net (decrease) increase in cash and cash equivalents	(4,762)	4,309
Cash and cash equivalents, beginning of period	7,396	4,220
Cash and cash equivalents, end of period	$2,634	$8,529

Supplemental disclosure of cash flow information:
Cash paid for interest	$12	$12

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock ($0.0001 par Value)		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance March 31, 2022	3,100,937	$2	$197,370	$(184,363)	$(4,312)	$8,697
Employee stock-based compensation expenses	–	–	214	–	–	214
Foreign currency translation adjustment	–	–	–	–	(65)	(65)
Net loss	–	–	–	(887)	–	(887)
Balance, June 30, 2022	3,100,937	$2	$197,584	$(185,250)	$(4,377)	$7,959
Employee stock-based compensation expense	–	–	108	–	–	108
Stock based compensation related to issuance of restricted common stock	2,035	–	5	–	–	5
Foreign currency translation adjustment	–	–	–	–	(34)	(34)
Net loss	–	–	–	(1,017)	–	(1,017)
Balance, September 30, 2022	3,102,972	$2	$197,697	$(186,267)	$(4,411)	$7,021
Employee stock-based compensation expense	–	–	233	–	–	233
Stock based compensation related to issuance of restricted common stock	6,680	–	9	–	–	9
Foreign currency translation adjustment	–	–	–	–	235	235
Net loss	–	–	–	(1,939)	–	(1,939)
Balance, December 31, 2022	3,109,652	$2	$197,939	$(188,206)	$(4,176)	$5,559

	Common Stock ($0.0001 par Value)		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance March 31, 2021	2,092,909	$2	$189,217	$(179,277)	$(4,579)	$5,363
Transaction costs related to ATM agreement offering	–	–	(10)	–	–	(10)
Employee stock-based compensation expenses	–	–	56	–	–	56
Stock based compensation related to issuance of restricted common stock	–	–	3	–	–	3
Foreign currency translation adjustment	–	–	–	–	307	307
Net loss	–	–	–	(1,098)	–	(1,098)
Balance, June 30, 2021	2,092,909	$2	$189,266	$(180,375)	$(4,272)	$4,621
Issuance of common stock in connection with ATM, net of transaction costs	855,500	1	6,901	–	–	6,902
Issuance of common stock due to options exercises	44,042	–	193	–	–	193
Issuance of common stock due to warrants exercises	12,290	–	23	–	–	23
Employee stock-based compensation expense	–	–	52	–	–	52
Stock based compensation related to issuance of restricted common stock	–	–	3	–	–	3
Foreign currency translation adjustment	–	–	–	–	(234)	(234)
Net loss	–	–	–	(100)	–	(100)
Balance, September 30, 2021	3,004,741	$3	$196,438	$(180,475)	$(4,506)	$11,460
Shares issued in connection with ATM, net of transaction costs	94,600	–	662	–	–	662
Employee stock-based compensation expense	–	–	56	–	–	56
Foreign currency translation adjustment	–	–	–	–	(65)	(65)
Net loss	–	–	–	(944)	–	(944)
Balance, December 31, 2021	3,099,341	$3	$197,156	$(181,419)	$(4,571)	$11,169

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of December 31, 2022 and for the nine months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2022, the condensed consolidated statements of comprehensive income (loss) for the three and nine months ended December 31, 2022 and 2021, the cash flows for the nine months ended December 31, 2022 and 2021 and the condensed consolidated statement of stockholders’ equity for the three and nine months ended December 31, 2022 and 2021 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented. The results for the nine months ended December 31, 2022 are not necessarily indicative of results to be expected for the year ending March 31, 2023 or for any future interim period. The condensed consolidated balance sheet at March 31, 2022 has been derived from audited consolidated financial statements. These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended March 31, 2022, and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on July 13, 2022.

Note 2.	Liquidity and Financial Condition

The Company reported a net loss of $1,939,000 and $3,843,000 for the three and nine months ended December 31, 2022. At December 31, 2022 and March 31, 2022, the Company’s accumulated deficit amounted to $188,206,000 and $184,363,000, respectively. The Company had working capital of $7,298,000 and $10,611,000 as of December 31, 2022 and March 31, 2022, respectively. The cash balance at December 31, 2022 and March 31, 2022 was $2,634,000 and $7,396,000, respectively. Net cash used by operating activities during the nine months ended December 31, 2022 was $3,711,000.

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

Net Loss per Share

The following table provides the net loss for each period along with the computation of basic and diluted net loss per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except per share data)	2022	2021	2022	2021
Numerator:
Net loss	$(1,939)	$(944)	$(3,843)	$(2,142)

Denominator:
Weighted-average number of common shares outstanding: basic	3,107	3,080	3,104	2,507
Weighted-average number of common shares outstanding: diluted	3,107	3,080	3,104	2,507

Net loss per share: basic	$(0.62)	$(0.31)	$(1.24)	$(0.85)
Net loss per share: diluted	$(0.62)	$(0.31)	$(1.24)	$(0.85)

The computation of basic loss per share for the three and nine months ended December 31, 2022 and 2021 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands)	2022	2021	2022	2021
Stock options	576	206	576	206
Warrants	108	106	108	106
Common stock units (1)	46	46	46	46
	730	358	730	358

____________

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

The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Other factors that the Company considers include its existing contractual obligations, historical payment patterns of its customers and individual customer circumstances, an analysis of days sales outstanding by customer and geographic region, and a review of the local economic environment and its potential impact on government funding and reimbursement practices. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts represents probable credit losses of $0 at December 31, 2022 and March 31, 2022. Additionally, at December 31, 2022 and March 31, 2022 the Company has allowances of $33,000 and $81,000 respectively, related to potential discounts, returns, distributor fees and rebates. The allowances are included in accounts receivable, net in the accompanying condensed consolidated balance sheets.

Inventories

Inventories are stated at the lower of cost, cost being determined on a standard cost basis (which approximates actual cost on a first-in, first-out basis), or net realizable value.

Due to changing market conditions, estimated future requirements, age of the inventories on hand and production of new products, the Company regularly reviews inventory quantities on hand and records a provision to write down excess and obsolete inventory to its estimated net realizable value. The Company recorded a provision to reduce the carrying amounts of inventories to their net realizable value in the amount of $224,000 and $218,000 at December 31, 2022 and March 31, 2022, respectively, which is included in cost of revenues on the Company’s accompanying condensed consolidated statements of comprehensive income (loss).

Recent Accounting Standards

Accounting standards that have been issued or proposed by the FASB, the SEC or other standard setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Note 4.	Condensed Consolidated Balance Sheet

Inventories, net

Inventories, net consist of the following:

	December 31,	March 31,
	2022	2022
Raw materials	$1,611,000	$1,626,000
Finished goods	1,238,000	1,037,000
Inventories, net	$2,849,000	$2,663,000

Leases

The Company's operating leases are comprised primarily of facility leases. The Company did not have any finance leases as of December 31, 2022 and March 31, 2022. Balance sheet information related to our leases is presented below:

	December 31,	March 31,
	2022	2022
Operating leases:
Operating lease right-of-use assets	$471,000	$559,000
Operating lease liabilities – current	276,000	250,000
Operating lease liabilities – non-current	195,000	309,000

Other information related to leases is presented below:

Nine Months Ended December 31, 2022
Operating lease cost	279,000
Other information:
Operating cash flows from operating leases	94,000
Weighted-average remaining lease term – operating leases (in months)	21.5
Weighted-average discount rate – operating leases	6.00%

As of December 31, 2022, the annual minimum lease payments of our operating lease liabilities were as follows:

For Years Ending March 31,
2023 (excluding the nine months ended December 31, 2022)	$82,000
2024	294,000
2025	143,000
2026	15,000
Total future minimum lease payments, undiscounted	534,000
Less: imputed interest	(63,000)
Present value of future minimum lease payments	$471,000

Note 5.	Commitments and Contingencies

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

Employment Agreements

As of December 31, 2022, the Company had employment agreements in place with two of its key executives. These executive employment agreements provide, among other things, for the payment of up to twelve months of severance compensation for terminations under certain circumstances. With respect to these agreements, at December 31, 2022, aggregated annual salaries would be $575,000 and potential severance payments to these key executives would be $575,000 if triggered.

Related Party Transactions

Ms. Trombly was appointed the Chief Executive Officer of the Company. Ms. Trombly is the owner of Trombly Business Law, PC, which has been retained by the Company to advise on certain corporate and securities law matters. During the year ended March 31, 2022, the Company incurred $170,000 in legal services from Trombly Business Law, PC. During the nine months ended December 31, 2022, the Company incurred $27,000 in legal services from Trombly Business Law, PC. The Company ceased using Trombly Business Law, PC in July 2022.

Note 6.	Debt

Financing of Insurance Premiums

On February 1, 2022, the Company entered into a note agreement for $748,000 with an interest rate of 4.68% per annum with final payment due by January 1, 2023. This instrument was issued in connection with financing insurance premiums. The note is payable in ten monthly installment payments of principal and interest of $76,000, with the first installment beginning March 1, 2022, and was fully paid as of December 31, 2022.

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

The unsecured loan, which was in the form of a note dated April 29, 2020, matured on April 29, 2022 and bore interest at a rate of 1% per annum, payable monthly commencing on May 1, 2021. The note allowed for prepayment at any time prior to maturity with no prepayment penalties. The Company used the loan amount for eligible purposes, such as payroll expenses. The Company met the conditions for $723,000 in forgiveness of the loan. As of December 31, 2022 the loan had been settled in full.

Note 7.	Stockholders’ Equity

Authorized Capital

The Company is authorized to issue up to 24,000,000 shares of common stock with a par value of $0.0001 per share and 714,286 shares of convertible preferred stock with a par value of $0.0001 per share.

Note 8.	Stock-Based Compensation

Stock-based compensation expense is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands)	2022	2021	2022	2021
Cost of revenues	$–	$–	$–	$–
Research and development	–	–	–	–
Selling, general and administrative	242	56	569	170
Total stock-based compensation	$242	$56	$569	$170

At December 31, 2022, there were unrecognized compensation costs of $686,000 related to stock options, which is expected to be recognized over a weighted-average amortization period of 2.00 years.

Stock options award activity is as follows:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at April 1, 2022	466,234	$12.09
Options granted	191,082	1.11
Options exercised	–	–
Options forfeited	(58,165)	5.67
Options expired	(23,605)	19.24
Outstanding at December 31, 2022	575,546	$8.80
Exercisable at December 31, 2022	214,626	$18.28

The aggregate intrinsic value of stock options of zero is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock, or $1.12 per share at December 31, 2022.

The Company did not capitalize any cost associated with stock-based compensation.

The Company issues new shares of common stock upon exercise of stock-based awards.

Note 9.	Income Taxes

At the end of each interim reporting period, the Company determines the income tax provision by using an estimate of the annual effective tax rate, adjusted for discrete items occurring in the quarter.

Our effective tax rate for the nine months and three months ended December 31, 2022 was -2.69% and -1.68%. The Company’s effective tax rate for the nine months and three months ended December 31, 2022 differed from the federal statutory tax rate of 21% primarily due to the valuation allowance recognized against deferred tax assets in the U.S, and permanent tax adjustment of intercompany interest expense in Mexico and Netherlands.

Judgment is required in determining whether deferred tax assets will be realized in full or in part. Management assesses the available positive and negative evidence on a jurisdictional basis to estimate if deferred tax assets will be recognized and when it is more likely than not that all or some deferred tax assets will not be realized, and a valuation allowance must be established. As of December 31, 2022, the Company continues to maintain a valuation allowance in U.S.

Note 10.	Revenue Disaggregation

The Company generates revenues from products which are sold into the human and animal healthcare markets and to multiple geographic regions.

The following table presents the Company’s disaggregated revenues by revenue source:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands)	2022	2021	2022	2021
Human Care	$2,435	$2,015	$7,050	$7,201
Animal Care	434	818	1,957	2,755
Service and Royalty	75	69	1,251	374
	$2,944	$2,902	$10,258	$10,330

The following table shows the Company’s revenues by geographic region:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands)	2022	2021	2022	2021
United States	$761	$933	$2,603	$3,872
Europe	1,104	731	3,117	2,419
Asia	514	664	1,952	1,810
Latin America	384	273	1,827	1,356
Rest of the World	181	301	759	873
Total	$2,944	$2,902	$10,258	$10,330

Note 11.	Significant Customer Concentrations

For the three months ended December 31, 2022, customer A represented 13%, customer B represented 11% and customer C represented 11% of net revenue. For the three months ended December 31, 2021, customer B represented 22% of net revenue. For the nine months ended December 31, 2022, customer A represented 18% of net revenue, customer B represented 16% and customer C represented 10% of net revenue. For the nine months ended December 31, 2021, customer B represented 23% of net revenue, and customer A represented 13% of net revenue.

At December 31, 2022, customer D represented 18%, customer B represented 12% and customer E represented 10% of the net accounts receivable balance. At March 31, 2022 customer A represented 20%, customer D represented 15%, and customer F represented 14% of the net accounts receivable balance.

Note 12.	Subsequent Events

At-The-Market Offering Agreement

On December 23, 2022, the Company entered into an At-The-Market Offering Agreement, or ATM Agreement, with Ladenburg Thalmann & Co. Inc., as sales agent, pursuant to which the Company may offer and sell, from time to time, through Ladenburg, shares of its common stock, $0.0001 par value per share. The Company agreed to pay Ladenburg a commission of 3% of the aggregate gross proceeds from each sale of shares. From January 4, 2023 through February 2, 2023, the Company sold an aggregate of 1,535,718 shares of common stock for gross proceeds of $2,699,906 and net proceeds of $2,533,438 after deducting commissions and other offering expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as of December 31, 2022 and our audited consolidated financial statements for the year ended March 31, 2022 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 13, 2022.

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

On September 28, 2021, we launched a new over-the-counter product, Regenacyn® Advanced Scar Gel, which is clinically proven to improve the overall appearance of scars while reducing pain, itch, redness, and inflammation. On the same day, we launched Regenacyn® Plus, a prescription-strength scar gel which is available as an office dispense product through physician offices.

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

On January 4, 2023, we launched a line of office dispense products exclusively for skin care professionals, including two new prescription strength dermatology products, Reliefacyn® Plus Advanced Itch-Burn-Rash-Pain Relief Hydrogel and Rejuvacyn® Plus Skin Repair Cooling Mist. These products, along with Regenacyn® Plus Scar Gel, will be marketed and sold directly to dermatology practices and medical spas.

In June 2022, the Natural Products Association certified Rejuvacyn Advanced as a Natural Personal Care Product.

Our consumer products are available through Amazon.com, our website and third-party distributors.

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

To respond to market demand for our HOCl technology-based products, we launched our first direct to consumer over-the-counter product in the United States in February 2021. Microcyn® OTC Wound and Skin Cleanser is formulated for home use without prescription to help manage and cleanse wounds, minor cuts, and burns, including sunburns and other skin irritations. Microcyn OTC is available without prescription through Amazon.com, our online store and third-party distributors.

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

In June 2022, the Natural Products Association certified Microcyn OTC as a Natural Personal Care Product in the United States.

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

On July 31, 2021, we granted MicroSafe the non-exclusive right to sell and distribute Nanocyn in the United States provided that MicroSafe secure U.S. EPA approval. In April of 2022, MicroSafe secured the EPA approval for Nanocyn® Disinfectant & Sanitizer, meaning that it can now be sold in the United States as a surface disinfectant, and it was subsequently added to the EPA’s list N for use against COVID-19. In June 2022, the EPA added Nanocyn to List Q as a disinfectant for Emerging Viral Pathogens, including Mpox. We intend to build upon this ground-breaking approval by securing further approvals of this nature. Nanocyn is a hospital-grade disinfectant and manufactured by us using our patented HOCl technology. Nanocyn is currently sold by MicroSafe in Europe, the Middle East and Australia.

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

Results of Continuing Operations

Comparison of the Three and Nine Months Ended December 31, 2022 and 2021

Revenue

The following table shows our consolidated total revenue and revenue by geographic region for the three and nine months ended December 31, 2022 and 2021:

	Three Months Ended December 31,
(In thousands)	2022	2021	$ Change	% Change
United States	$761	$933	$(172)	(18%	)
Europe	1,104	731	373	51%
Asia	514	664	(150)	(23%	)
Latin America	384	273	111	41%
Rest of the World	181	301	(120)	(40%	)
Total	$2,944	$2,902	$42	1%

	Nine Months Ended December 31,
(In thousands)	2022	2021	$ Change	% Change
United States	$2,603	$3,872	$(1,269)	(33%	)
Europe	3,117	2,419	698	29%
Asia	1,952	1,810	142	8%
Latin America	1,827	1,356	471	35%
Rest of the World	759	873	(114)	(13%	)
Total	$10,258	$10,330	$(72)	(1%	)

The decrease in United States revenues of $1,269,000 for the nine months ended December 31, 2022 compared to the same period in the prior year is primarily the result of transitioning our prescription dermatology business to our partner, EMC Pharma. Converting our prescription dermatology business to a distribution model resulted in a reduction of revenues, however we also eliminated significant expenses related to that line of products including a direct sales force. The decrease is also partially due to a decline in sales of our over-the-counter animal health care products and an overall retail market slowdown. The decrease in United States revenues of $172,000 for the three months ended December 31, 2022 compared to the same period in the prior year is due to a decline in sales of our over-the-counter animal health care products and an overall retail market slowdown.

The increase in Europe revenue for the three and nine months ended December 31, 2022 was caused by an increase in demand for our wound care products as well as the introduction of several new products into Europe.

The decrease in Asia revenue for the three months and the increase for the nine months ended December 31, 2022 is due to lumpiness in ordering with increased orders in the first quarters and lower orders in the second quarter. Revenues from our international distributors tend to be choppy due to customers placing larger but less frequent orders to benefit from quantity discounts and reduced shipping costs when ordering sufficient quantities to fill standard sized shipping containers.

The increase in Latin America revenue for the three months ended December 31, 2022 was caused by timing of orders coming in later in 2022 compared to same quarter 2021. The increase in Latin America revenue for the nine months ended December 31, 2022 was primarily the result of service revenue from selling machinery to a customer for $750,000, which management expects to be a one-time event. The increase was partially offset by a decline in manufacturing for one of our customers.

The decrease in Rest of World revenue for the three and nine months ended December 31, 2022 was primarily the result of decreased disinfectant sales in the Middle East partially offset by an increase in sales in India.

Cost of Revenue and Gross Profit

The cost of revenue and gross profit metrics for the three and nine months ended December 31, 2022 and 2021 are as follows:

	Three Months Ended December 31,
(In thousands, except for percentages)	2022	2021	Change		% Change
Cost of Revenue	$2,113	$1,699	$414		24%
Cost of Revenue as a % of Revenue	72%	59%	13%
Gross Profit	$831	$1,203	$(372)		(31%	)
Gross Profit as a % of Revenue	28%	41%	(13%	)

	Nine Months Ended December 31,
(In thousands, except for percentages)	2022	2021	Change		% Change
Cost of Revenue	$6,645	$6,433	$212		3%
Cost of Revenue as a % of Revenue	65%	62%	3%
Gross Profit	$3,613	$3,897	$(284)		(7%	)
Gross Profit as a % of Revenue	35%	38%	(3%	)

The decrease in gross profit margin for the three months ended December 31, 2022 was primarily the result of lower manufacturing levels and higher costs of materials and transportation. The decrease in gross profit margin for the nine months ended December 31, 2022 was primarily due to higher costs of materials and transportation.

Research and Development Expense

The research and development metrics for the three and nine months ended December 31, 2022 and 2021 are as follows:

	Three Months Ended December 31,
(In thousands, except for percentages)	2022	2021	Change		% Change
Research and Development Expense	$–	$26	$(26)		(100%	)
Research and Development Expense as a % of Revenue	0%	1%	(1%	)

	Nine Months Ended December 31,
(In thousands, except for percentages)	2022	2021	Change		% Change
Research and Development Expense	$6	$121	$(115)		(95%	)
Research and Development Expense as a % of Revenue	0%	1%	(1%	)

For the three months ended December 31, 2022, research and development expenses decreased as a result of reduced clinical trial expense.

Selling, General and Administrative Expense

The selling, general and administrative expense metrics are as follows:

	Three Months Ended December 31,
(In thousands, except for percentages)	2022	2021	Change	% Change
Selling, General and Administrative Expense (SG&A)	$2,665	$2,135	$530	25%
SG&A Expense as a % of Revenue	91%	74%	17%

	Nine Months Ended December 31,
(In thousands, except for percentages)	2022	2021	Change	% Change
Selling, General and Administrative Expense (SG&A)	$7,030	$6,603	$427	6%
SG&A Expense as a % of Revenue	69%	64%	5%

The increase in Selling, General and Administrative expense for the three and nine months ended December 31, 2022 was $530,000 and $427,000, respectively, and was the result of closing down our Woodstock, GA facility and moving finance and operations to our Boulder, CO headquarters. Management expects the expenses related to the consolidation of our Woodstock, GA office into our Boulder, CO office to be primarily one-time expenses. Additionally, the quarter ending December 31, 2022 included a settlement of a long-term contract that resulted in an additional $350,000 of expenses recorded during the period.  Management expects this to be a one-time event.

Interest Income (Expense), net

Interest (expense) income, net for the three and nine months ended December 31, 2022 was $1,000 and $4,000, respectively, compared to $3,000, and $(1,000) for the three and nine months ended December 31, 2021, respectively.

Other (Expense) Income, net

Other (expense) income for the three and nine months ended December 31, 2022 was $(73,000) and $(327,000) respectively, compared to $11,000 and $542,000, respectively, for the three and nine months ended December 31, 2021. The decrease in other income (expense) relates primarily to the recognition of PPP loan forgiveness in the amount of $723,000 in the prior year and, to a lesser extent, to exchange rate fluctuations.

Income taxes

Income tax expense for the three and nine months ended December 31, 2022 was $34,000 and $98,000.

Net Loss

The following table provides the net loss for each period along with the computation of basic and diluted net loss per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except per share data)	2022	2021	2022	2021
Numerator:
Net loss	$(1,939)	$(944)	$(3,843)	$(2,142)

Denominator:
Weighted-average number of common shares outstanding: basic	3,107	3,080	3,104	2,507
Weighted-average number of common shares outstanding: diluted	3,107	3,080	3,104	2,507

Net loss per share: basic	$(0.62)	$(0.31)	$(1.24)	$(0.85)
Net loss per share: diluted	$(0.62)	$(0.31)	$(1.24)	$(0.85)

Liquidity and Capital Resources

We reported a net loss of $1,939,000 and $3,843,000 for the three and nine months ended December 31, 2022. At December 31, 2022 and March 31, 2022, our accumulated deficit amounted to $188,206,000 and $184,363,000, respectively. As of December 31, 2022, we had cash and cash equivalents of $2,634,000 compared to $8,529,000 on December 31, 2021. Since our inception, substantially all of our operations have been financed through sales of equity securities. Other sources of financing that we have used to date include our revenues, royalty payments from licensing our products, as well as various loans and the sale of certain assets to Invekra, Petagon, and Microsafe.

The following table presents a summary of our consolidated cash flows for operating, investing and financing activities for the nine months ended December 31, 2022 and 2021 as well as balances of cash and cash equivalents and working capital:

	Nine Months Ended December 31,
(In thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$(3,711)	$(2,853)
Investing activities	(176)	(38)
Financing activities	(883)	7,174
Effect of exchange rates on cash	8	26
Net change in cash and cash equivalents	(4,762)	4,309
Cash and cash equivalents, beginning of the period	$7,396	$4,220
Cash and cash equivalents, end of the period	$2,634	$8,529
Working capital (1), end of period	$7,298	$13,824

(1)	Defined as current assets minus current liabilities

Net cash used by operating activities during the nine months ended December 31, 2022 was $3,711,000, primarily due to a net loss of $3,843,000, and a decrease in deferred revenue of $1,204,000 offset by $569,000 of stock based compensation.

Net cash used by operating activities during the nine months ended December 31, 2021, was $2,853,000, primarily due to a net loss of $2,142,000 and forgiveness on PPP loans of $723,000.

Net cash used by investing activities was $176,000 for the nine months ended December 31, 2022, primarily related to long term deposits and purchases of equipment.

Net cash used by investing activities was $38,000 for the nine months ended December 31, 2021, primarily related to purchases of equipment.

Net cash used by financing activities was $883,000 for the nine months ended December 31, 2022, primarily due to principal payments on long-term debt of $674,000 and payments of PPP loan of $120,000.

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

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act. The Inflation Reduction Act introduced a new 15% corporate minimum tax, based on adjusted financial statement income of certain large corporations. Applicable corporations would be allowed to claim a credit for the minimum tax paid against regular tax in future years. The minimum tax impact applies starting in 2023. The Inflation Reduction Act also includes an excise tax that would impose a 1% surcharge on stock repurchases. This excise tax was effective January 1, 2023.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of our most recent fiscal quarter. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022. We have determined that there were inadequate spreadsheet controls, a lack of separation of duties with preparation and review of the reported numbers, and inadequate analysis of revenue reporting among other things that led to a restatement of results for the quarter ended June 30, 2020. These weaknesses also lead to correction of results at the time of filing our annual report on Form 10-K for the year ended March 31, 2021.

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

Management’s Remediation Measures

Management, with oversight from the Audit Committee of our Board of Directors, is actively engaged in remediation efforts to address the material weaknesses identified in the management’s evaluation of internal controls and procedures. Management has taken a number of actions to remediate the material weaknesses described above, including the following:

•	Improved monitoring and risk assessment activities to address these control deficiencies.
•	Hired a new full time Chief Financial Officer in October 2022.
•	Separated the preparation of the financial reports from review of the financial reports.
•	Implemented additional process-level controls over revenue recognition of new contracts.
•	Developed and delivered further internal controls training to individuals associated with these control deficiencies and enhanced training provided to all personnel who have financial reporting or internal control responsibilities in these areas. The training includes a review of individual roles and responsibilities related to internal controls and of proper oversight and reemphasizes the importance of completing the control procedures.
•	Did a detailed review of income taxes and our intercompany agreements which uncovered the fact that we should be accruing withholding taxes that will be paid to Mexico when intercompany interest and Technical Assistance payments are made to Mexico from the United States, and that we will not be eligible for a tax credit in the United States because of our Net Operating Loss positions.

These improvements are targeted at strengthening our internal control over financial reporting and remediating the material weaknesses. We remain committed to an effective internal control environment, and management believes that these actions and the improvements management expects to achieve as a result will effectively remediate the material weaknesses. However, the material weaknesses in our internal control over financial reporting will not be considered remediated until the controls operate for a sufficient period of time and management has concluded through testing that these controls operate effectively. As of the date of filing this Quarterly Report on Form 10-Q, management is in the process of testing and evaluating these additional controls to determine whether they are operating effectively. As announced in July 2022, we have closed our Woodstock, Georgia office and consolidated operations in Boulder, Colorado. Our former Chief Financial Officer resigned but assisted with this transition through November 18, 2022. Our current Chief Financial Officer began October 3, 2022, and we have hired appropriate accounting staff in Colorado to establish effective internal controls and processes.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not finished our testing of our remediated controls, sufficient time has not elapsed to make the determination that these controls are operating effectively and changes to internal controls are currently being implemented in connection with the relocation of our finance team to Boulder, Colorado.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue any unregistered securities during the quarter ended December 31, 2022 and through February 10, 2023.

Item 3.	Default Upon Senior Securities

We did not default upon any senior securities during the quarter ended December 31, 2022.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Index

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., effective January 30, 2006 (included as exhibit 3.1 of the Company’s Annual Report on Form 10-K filed June 20, 2007, and incorporated herein by reference).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., effective October 22, 2008 (included as exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 21, 2008, and incorporated herein by reference).
3.4	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective March 29, 2013 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 22, 2013, and incorporated herein by reference).
3.5	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective December 4, 2014 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 8, 2014, and incorporated herein by reference).
3.6	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective October 22, 2015 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 27, 2015, and incorporated herein by reference).
3.7	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective June 24, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 28, 2016, and incorporated herein by reference).
3.8	Certificate of Amendment of Restated Certificate of Incorporation of Sonoma Pharmaceuticals, Inc., as amended, effective December 6, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 7, 2016, and incorporated herein by reference).
3.9	Amended and Restated Bylaws, as amended, of Sonoma Pharmaceuticals, Inc., effective December 6, 2016 (included as exhibit 3.2 to the Company’s Current Report on Form 8-K filed December 7, 2016, and incorporated herein by reference).
3.10	Certificate of Designation of Preferences, Rights and Limitations of Series A 0% Convertible Preferred Stock, filed with the Delaware Secretary of State on April 24, 2012 (included as exhibit 4.2 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).
3.11	Certificate of Designation of Series B Preferred Stock, effective October 18, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 21, 2016, and incorporated herein by references).
3.12	Certificate of Amendment of Restated Certificate of Incorporation of Sonoma Pharmaceuticals, Inc., as amended, effective June 19, 2019 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 19, 2019, and incorporated herein by reference).
4.1	Specimen Common Stock Certificate (included as exhibit 4.1 to the Company’s Annual Report on Form 10-K filed June 28, 2017, and incorporated herein by reference).
4.2	Section 382 Rights Agreement, dated as of October 18, 2016, between Oculus Innovative Sciences, Inc. and Computershare Inc., which includes the Form of Certificate of Designation of Series B Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 21, 2016, and incorporated herein by reference).
4.3	Form of Placement Agent Warrant granted to Dawson James Securities, Inc. and The Benchmark Company, LLC in connection with the March 2, 2018 public offering, dated March 6, 2018 (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 6, 2018, and incorporated herein by reference).
4.4	Form of Placement Agent Warrant granted to Dawson James Securities, Inc. in connection with the November 2019 public offering (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 29, 2019, and incorporated herein by reference).

10.1	Form of Indemnification Agreement between Oculus Innovative Sciences, Inc. and its officers and directors (included as exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.2	Office Lease Agreement, dated May 18, 2006, between Oculus Technologies of Mexico, S.A. de C.V. and Antonio Sergio Arturo Fernandez Valenzuela (translated from Spanish) (included as exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.3	Office Lease Agreement, dated July 2003, between Oculus Innovative Sciences, B.V. and Artikona Holding B.V. (translated from Dutch) (included as exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.4	Form of Director Agreement (included as exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.5	Amended and Restated Oculus Innovative Sciences, Inc. 2006 Stock Incentive Plan and related form stock option plan agreements (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 2, 2007, and incorporated herein by reference).
10.6	Amendment to Office Lease Agreement, effective February 15, 2008, by and between Oculus Innovative Sciences Netherlands B.V. and Artikona Holding B.V. (translated from Dutch) (included as exhibit 10.44 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).
10.7	Oculus Innovative Sciences, Inc. 2011 Stock Incentive Plan (included as exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2011, and incorporated herein by reference).
10.8†	Exclusive Sales and Distribution Agreement, dated November 6, 2015, by and between Oculus Innovative Sciences, Inc. and Manna Pro Products, LLC (included as exhibit 10.1 to the Company’s 8-K filed March 23, 2016 and incorporated herein by reference).
10.9†	Asset Purchase Agreement dated October 27, 2016, between Oculus Innovative Sciences, Inc. and Invekra, S.A.P.I de C.V. (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 31, 2016, and incorporated herein by reference).
10.10†	Amendment Agreement to Acquisition Option dated October 27, 2016, by and between More Pharma Corporation S. de R.L. de C.V. and Oculus Technologies of Mexico, S.A. de C.V. (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 31, 2016, and incorporated herein by reference).
10.11	2016 Equity Incentive Plan (included as exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2016, and incorporated herein by reference).
10.12	Securities Purchase Agreement entered into by and between Sonoma Pharmaceuticals, Inc. and Montreux Equity Partners V, L.P., dated March 1, 2018 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 6, 2018, and incorporated herein by reference).
10.13†	Exclusive License and Distribution Agreement entered into by and between Sonoma Pharmaceuticals, Inc. and EMS.S.A., dated June 4, 2018 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 5, 2018, and incorporated herein by reference).
10.14	Warrant Agency Agreement entered into by and among Sonoma Pharmaceuticals, Inc., Computershare, Inc. and Computershare Trust Company, N.A., dated November 21, 2018 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 21, 2018, and incorporated herein by reference).
10.15⸸+	Asset Purchase Agreement dated May 14, 2019, between Sonoma Pharmaceuticals, Inc. and Petagon, Ltd. (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 22, 2019, and incorporated herein by reference).
10.16⸸+	Asset Purchase Agreement dated February 21, 2020, between Sonoma Pharmaceuticals, Inc. and MicroSafe Group, DMCC (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 27, 2020, and incorporated herein by reference.)
10.17⸸+	License, Distribution and Supply Agreement by and between Sonoma Pharmaceuticals, Inc. and Brill International, S.L. dated May 19, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 26, 2020, and incorporated herein by reference.)

10.18	Consulting Agreement between the Company and Dr. Robert Northey, dated May 30, 2020. (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 4, 2020, and incorporated herein by reference.)
10.19⸸+	Asset Purchase Agreement between the Company and Infinity Labs SD, Inc., dated June 24, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 30, 2020, and incorporated herein by reference.)
10.20+	Woodstock Lease Agreement between the Company and Fowler Crossing Partners, LP, dated October 1, 2018.
10.21⸸	Licensing Agreement between Sonoma Pharmaceuticals, Inc. and MicroSafe Group, effective July 27, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 6, 2020, and incorporated herein by reference).
10.22⸸	Licensing and Distribution Agreement between Sonoma Pharmaceuticals, Inc. and Gabriel Science, LLC, effective December 14, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2020, and incorporated herein by reference).
10.23⸸	Exclusive Supply and Distribution Agreement between the Company and EMC Pharma, LLC, dated March 26, 2021 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 31, 2021, and incorporated herein by reference).
10.24	Amended and Restated Employment Agreement by and between the Company and Amy Trombly, dated July 22, 2022 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2022, and incorporated herein by reference).
10.25	Employment Agreement by and between the Company and Jerry Dvonch, dated July 1, 2021 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 6, 2021, and incorporated herein by reference).
10.26	Amended and Restated Employment Agreement by and between the Company and Bruce Thornton, dated July 22, 2022 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 22, 2022, and incorporated herein by reference).
10.27	Offer letter to Chad White dated September 8, 2022 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 7, 2022, and incorporated herein by reference).
10.28	At-The-Market Offering Agreement, by and between the Company and H.C. Wainwright & Co., LLC, dated July 30, 2021 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 30, 2021, and incorporated herein by reference).
10.29	2021 Equity Incentive Plan (included as appendix on the Company’s proxy statement filed on July 29, 2021 and incorporated herein by reference).
10.30+⸸	Exclusive License and Distribution Agreement between the Company and Dyamed Biotech Pte Ltd., dated November 4, 2021 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 9, 2021, and incorporated herein by reference).
10.31+⸸	Non-Exclusive Distribution and Supply Agreement between the Company and Salus Medical, LLC dated January 19, 2022 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 20, 2022, and incorporated herein by reference).
10.32+⸸	Exclusive License and Distribution Agreement between Sonoma Pharmaceuticals, Inc. and Anlicare International dated January 18, 2022 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 20, 2022, and incorporated herein by reference).
10.33	At-The-Market Offering Agreement, by and between the Company and Ladenburg Thalmann & Co. Inc., dated December 23, 2022 (included as exhibit 1.1 to the Company’s Current Report on Form 8-K filed on December 23, 2022, and incorporated herein by reference).
10.34	Sonoma Pharmaceuticals, Inc. Non-Employee Director Compensation Program and Stock Ownership Guidelines, revised by the Board of Directors on December 29, 2022 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 30, 2022, and incorporated herein by reference).

10.35+⸸	Exclusive Distribution and Supply Agreement, dated January 26, 2023, by and between Sonoma Pharmaceuticals, Inc. and Daewoong Pharmaceutical Co., Ltd. (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2023, and incorporated herein by reference).
14.1	Code of Business Conduct (included as Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on January 23, 2017, and incorporated herein by reference).
21.1	List of Subsidiaries (included as Exhibit 21.1 to the Company’s Annual Report on Form 10-K on June 28, 2017, and incorporated herein by reference).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

*	Filed herewith.
†	Confidential treatment has been granted with respect to certain portions of this agreement.
⸸	Certain portions of the exhibit have been omitted to preserve the confidentiality of such information. The Company will furnish copies of any such information to the SEC upon request.
+	The schedules to the exhibit have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any such schedules to the SEC upon request.

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

Date: February 14, 2023	By:	/s/ Amy Trombly
Amy Trombly President and Chief Executive Officer, (Principal Executive Officer)

Date: February 14, 2023		/s/ Chad White
Chad White
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

