Form 10-K
period 2023-03-31
Sonoma Pharmaceuticals, Inc.
filed 2023-06-21
CIK 1367083

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For transition period from _________________ to _________________

Commission File Number: 001-33216

SONOMA PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	68-0423298
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5445 Conestoga Court, Suite 150

Boulder, Colorado 80301

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on September 30, 2022, was $6,580,267 based on a total of 3,089,327 shares of the registrant’s common stock held by non-affiliates on September 30, 2022, at the closing price of $2.13 per share, as reported on the Nasdaq Capital Market.

There were 4,941,596 shares of the registrant’s common stock issued and outstanding on June 16, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12, 13 and 14 of Part III will incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2023 annual meeting of stockholders.

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

In 2022, we relocated our principal executive offices from 645 Molly Lane, Suite 150, Woodstock, Georgia, 30189 to 5445 Conestoga Court, Suite 150, Boulder, Colorado 80301. We have two active wholly-owned subsidiaries: Oculus Technologies of Mexico, S.A. de C.V., and Sonoma Pharmaceuticals Netherlands, B.V. Our fiscal year end is March 31. Our corporate telephone number is (800) 759-9305. Our websites are www.sonomapharma.com and www.sonomapharma.eu. The websites and any information contained therein or connected thereto is not intended to be incorporated into this report.

Overview

We are a global healthcare leader for developing and producing stabilized hypochlorous acid, or HOCl, products for a wide range of applications, including wound care, eye care, oral care, dermatological conditions, podiatry, animal health care and non-toxic disinfectants. Our products reduce infections, itch, pain, scarring and harmful inflammatory responses in a safe and effective manner. In-vitro and clinical studies of HOCl show it to have impressive antipruritic, antimicrobial, antiviral and anti-inflammatory properties. Our stabilized HOCl immediately relieves itch and pain, kills pathogens and breaks down biofilm, does not sting or irritate skin and oxygenates the cells in the area treated, assisting the body in its natural healing process. We sell our products either directly or via partners in 55 countries worldwide.

Business Update

Over the past three years, we have focused on restructuring Sonoma with the goal of growing our revenues while maintaining costs. During 2022, we consolidated all U.S. operations into our Boulder, Colorado office, including sales, marketing and finance staff. Our revenues have grown as a result of adding new customers and distributors, and organic growth from existing customers and distributors. We have also focused on introducing new products into multiple markets around the world and increasing our regulatory reach by seeking new approvals and clearances.

Some of our recent business updates include:

•	On June 8, 2023, we announced a new application of our Microcyn® Technology for intraoperative pulse lavage irrigation treatment, which can replace commonly used IV bags in a variety of surgical procedures and is expected to be ready for commercial use in Europe in September 2023.

•	On April 11, 2023, we launched PodiacynTM Advanced Everyday Foot Care direct to consumers for over-the-counter use in the United States, intended for management of foot odors, infections, and irritations, as well as daily foot health and hygiene. The same day we introduced a new pediatric dermatology and wound care product for over-the-counter use, PediacynTM All Natural Skin Care & First Aid For Children.

•	In March 2023, we announced new EPA claims for our Nanocyn® hospital-grade disinfectant for effective use against Methicillin Resistant Staphylococcus Aureus (MRSA), Salmonella, Norovirus, Poliovirus, and as a fungicide. Nanocyn was previously approved for use against COVID-19 as well as emerging pathogens including Ebola virus, Mpox, and SARS-CoV-2. Nanocyn also received the esteemed Green Seal® Certification after surpassing a series of rigorous standards that measure environmental health, sustainability and product performance.

•	We continued to expand our network of global partners by entering into a distribution agreement with Daewoong Pharmaceutical Co., Ltd., one of the largest pharmaceutical companies in South Korea, in January 2023 for the marketing and distribution of PrimocynTM Skin Solution products.

•	Our Microcyn® Rx products, including wound care, prescription dermatology products Celacyn® and Levicyn®, and prescription eye care Acuicyn®, received a Distribution and Pricing Agreement (DAPA) in January 2023 for distribution by the Defense Logistics Agency (DLA), enabling our partner, EMC Pharma, LLC to enter into distribution agreements for these products with federal customers.

•	On January 4, 2023, we launched a line of office dispense products exclusively for skin care professionals, including two new products, Reliefacyn® Plus Itch-Burn-Rash-Pain Relief Hydrogel and Rejuvacyn® Plus Skin Repair Cooling Mist. Along with Regenacyn® Plus Scar Management Hydrogel, these office dispense products are targeted to dermatology practices and medical spas.

We continue to invest in research and development, both in the U.S. and internationally, for our core performance-stabilized hypochlorous acid, or HOCl, technology. We have an active pipeline of products and we continue to seek new regulatory clearances to expand potential markets we can sell our products into.

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

Dermatology

We have developed unique, differentiated, prescription-strength and safe dermatologic products that support paths to healing among various key dermatologic conditions. Our products are primarily targeted at the treatment of redness and irritation, the management of scars and symptoms of eczema/atopic dermatitis. We are strategically focused on introducing innovative new products that are supported by human clinical data with applications that address specific dermatological procedures currently in demand. In addition, we look for markets where we can provide effective product line extensions and pricing to new product families.

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

On April 11, 2023, we introduced a new pediatric dermatology and wound care product for over-the-counter use, PediacynTM All Natural Skin Care & First Aid For Children.

Our consumer products are available through Amazon.com, our website and third-party distributors.

We sell dermatology products in Europe and Asia through a distributor network. In these international markets, we have a network of partners, ranging from country specific distributors to large pharmaceutical companies to full-service sales and marketing companies. We work with our international partners to create products they can market in their home country. Some products we develop and manufacture are private label while others use branding we have already developed. We have created or co-developed a wide range of products for international markets using our core HOCl technology.

First Aid and Wound Care

Our HOCl-based wound care products are intended for the treatment of acute and chronic wounds as well as first- and second-degree burns, and as an intraoperative irrigation treatment. They work by first removing foreign material and debris from the skin surface and moistening the skin, thereby improving wound healing. Secondly, our HOCl products assist in the wound healing process by removing microorganisms. Since HOCl is an important constituent of our innate immune system and is formed and released by the macrophages during phagocytosis, it is advantageous to other wound-irrigation and antiseptic solutions, as highly organized cell structures such as human tissue can tolerate the action of our wound care solution while single-celled microorganisms cannot. Due to its unique chemistry, our wound treatment solution is much more stable than similar products on the market and therefore maintains much higher levels of hypochlorous acid over its shelf life.

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

In June 2022, the Natural Products Association certified Microcyn OTC as a Natural Personal Care Product in the United States.

In June 2023, we announced a new application of our HOCl technology for intraoperative pulse lavage irrigation treatment, which can replace commonly used IV bags in a variety of surgical procedures. The intraoperative pulse lavage container is designed to be used in combination with a pulse lavage irrigation device, or flush gun, for abdominal, laparoscopic, orthopedic, and periprosthetic procedures. It is expected to be ready for commercial use in Europe in September 2023, and we anticipate commercial launch in the U.S. in 2024.

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

Our international nasal care product Sinudox™ based on our HOCl technology is intended for nasal irrigation. Sinudox Hypotonic Nasal Hygiene clears and cleans a blocked nose, stuffy nose and sinuses by ancillary ingredients that may have a local antimicrobial effect. Sinudox is currently sold through Amazon in Europe. In other parts of the world, we partner with distributors to sell Sinudox.

Podiatry

Our HOCl-based wound care products are also indicated for the treatment of diabetic foot ulcers. In the United States, we sell our wound care products directly to podiatrists as well as hospitals, nurses, and other healthcare practitioners and indirectly through non-exclusive distribution arrangements. In Europe, we sell our wound care products for podiatric use through a diverse network of distributors.

On April 11, 2023, we launched PodiacynTM Advanced Everyday Foot Care direct to consumers for over-the-counter use in the United States, intended for management of foot odors, infections, and irritations, as well as daily foot health and hygiene. Podiacyn is available through Amazon.com, our online store and third-party distributors.

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

Surface Disinfectants

Our HOCl technology has been formulated as a disinfectant and sanitizer solution for our partner MicroSafe and is sold in numerous countries. It is designed to be used to spray in aerosol format in areas and environments likely to serve as a breeding ground for the spread of infectious disease, which could result in epidemics or pandemics. The medical-grade surface disinfectant solution is used in hospitals worldwide to protect doctors and patients. In May 2020, Nanocyn® Disinfectant & Sanitizer received approval to be entered into the Australian Register of Therapeutic Goods, or ARTG for use against the coronavirus SARS-CoV-2, or COVID-19, and was also authorized in Canada for use against COVID-19. Nanocyn has also met the stringent environmental health and social/ethical criteria of Good Environmental Choice Australia, or GECA, becoming one of the very few eco-certified, all-natural disinfectant solutions in Australia.

Through our partner MicroSafe, we sell hard surface disinfectant products into Europe, the Middle East and Australia.

On July 31, 2021, we granted MicroSafe the non-exclusive right to sell and distribute Nanocyn in the United States provided that MicroSafe secure U.S. EPA approval. In April of 2022, MicroSafe secured the EPA approval for Nanocyn® Disinfectant & Sanitizer, meaning that it can now be sold in the United States as a surface disinfectant, and it was subsequently added to the EPA’s list N for use against COVID-19. In June 2022, the EPA added Nanocyn to List Q as a disinfectant for Emerging Viral Pathogens, including Ebola virus, Mpox, and SARS-CoV-2, and in March 2023 added Nanocyn to Lists G and H, for use against Methicillin Resistant Staphylococcus Aureus (MRSA), Salmonella, Norovirus, Poliovirus, and as a fungicide. Nanocyn also received the Green Seal® Certification after surpassing a series of rigorous standards that measure environmental health, sustainability and product performance. Nanocyn is a hospital-grade disinfectant and manufactured by us using our patented HOCl technology. Nanocyn is currently sold by MicroSafe in Europe, the Middle East and Australia.

Employees

As of June 2, 2023, we employed a total of 8 full-time employees in the United States, and one full-time employee in the Netherlands. Additionally, we had 162 employees in Mexico. We are not a party to any collective bargaining agreements. We believe relations with employees are very good.

Products

Our products are all classified as medical devices and categorized as prescription, over-the-counter (OTC), and office dispense products. Below are some of our key products that we either sell through our own efforts or through partnership agreements.

Dermatology

In the United States, we offer Regenacyn Advanced Scar Gel, Reliefacyn Advanced Itch-Burn-Rash-Pain Relief Hydrogel, and Rejuvacyn Advanced Skin Repair Cooling Mist for OTC purchase, and Regenacyn Plus Scar Gel, Reliefacyn Plus Itch-Burn-Rash-Pain Relief Hydrogel, and Rejuvacyn Plus Skin Repair Cooling Mist for office dispense. We also offer PodiacynTM Advanced Everyday Foot Care and PediacynTM All Natural Skin Care & First Aid For Children for over-the-counter use.

Regenacyn® Advanced Scar Gel and Regenacyn® Plus Scar Gel

Regenacyn® Advanced Scar Gel is clinically proven to improve the overall appearance of scars while reducing pain, itch, redness, and inflammation. Regenacyn® Plus is a prescription-strength scar gel which is available as an office dispense product through dermatology practices and medical spas.

Reliefacyn® Advanced Itch-Burn-Rash-Pain Relief Hydrogel and Reliefacyn® Plus Itch-Burn-Rash-Pain Relief Hydrogel

Reliefacyn® Advanced Itch-Burn-Rash-Pain Relief Hydrogel is intended for the alleviation of red bumps, rashes, shallow skin fissures, peeling, and symptoms of eczema/atopic dermatitis. Reliefacyn® Plus is a prescription-strength formula available as an office dispense product through dermatology practices and medical spas.

Rejuvacyn® Advanced Skin Repair Cooling Mist and Rejuvacyn® Plus Skin Repair Cooling Mist

Rejuvacyn® Advanced Skin Repair Cooling Mist is intended for management of minor skin irritations following cosmetic procedures as well as daily skin health and hydration. Rejuvacyn® Plus is a prescription-strength formula available as an office dispense product through dermatology practices and medical spas.

PediacynTM Skin Care & First Aid for Children

PediacynTM is a pediatric dermatology and wound care product for over-the-counter use.

Our prescription product offerings in the U.S. are sold by our partner EMC Pharma, LLC and include Epicyn® Antimicrobial Facial Cleanser, Levicyn® Antimicrobial Dermal Spray, Levicyn® Antipruritic Gel, Levicyn® Antipruritic Spray Gel, Celacyn® Scar Management Gel and Sebuderm® Topical Gel.

Internationally, we offer GramaDerm™ Hydrogel and Solution Combo Pack to assist in the treatment of topical mild to moderate acne, Epicyn™ Scar Management Hydrogel and Pediacyn™ Atopic Dermatitis Hydrogel.

Wound Care

In the United States we offer Microcyn® wound and skin care both as an OTC and prescription product.

Microcyn® OTC Advanced Wound & Skin Cleanser

Microcyn® Wound Care Management for Professional Use

Microcyn® offers enhanced healing properties.

Microcyn® is a HOCl-based topical line of products designed to stimulate expedited healing by targeting a wide range of pathogens including viruses, fungi, spores and bacteria, including antibiotic-resistant strains that slow the natural healing of wounds.

Eye, Nasal and Oral Care

Ocucyn® Eyelid and Eyelash Cleanser is an OTC product sold directly in the United States.

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

Podiatry

PodiacynTM Advanced Everyday Foot Care

PodiacynTM is intended for management of foot odors, infections, and irritations, as well as daily foot health and hygiene.

Animal Health Care

In the United States and internationally, our HOCl-based MicrocynAH® line offers topical solutions designed to relieve the common symptoms of hot spots, scratches, skin rashes post-surgical sites and irritated animal skin and promote expedited healing for all animals.

Our MicrocynVS® line is veterinarian-strength animal care for use in vet clinics and animal hospitals.

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

Research and Development

Research and development expense consists primarily of expenses for clinical studies, personnel, regulatory services and supplies. For the years ended March 31, 2023 and 2022, research and development expense amounted to $207,000 and $125,000, respectively. A small percentage of these expenses were borne by our customers.

We manufacture all of our products at our facility in Zapopan, Mexico. We have developed a manufacturing process and conduct quality assurance testing on each production batch in accordance with current U.S., Mexican and international Current Good Manufacturing Practices. Our facility is required to meet and maintain regulatory standards applicable to the manufacture of pharmaceutical and medical device products and is certified and complies with U.S. Current Good Manufacturing Practices, Quality Systems Regulations for medical devices, and International Organization for Standardization, or ISO, guidelines. Our facility has been approved by the Ministry of Health and is also ISO 13485 certified.

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

Outside the United States, we sell products for dermatological and advanced tissue care with a European Conformity marking, Conformité Européenne, or CE. On April 9, 2020, we received an updated CE certificate covering 39 products in 54 countries with various approvals in Brazil, China, Southeast Asia, South Korea, India, Australia, New Zealand, and the Middle East.

The following table summarizes our current material regulatory approvals and clearances by brand.

Brand	Approval Type	Summary Indication

HOCl-based Products:

Microcyn® Wound Care Management	U.S. 510(k)	Prescription product, intended to be used in the management, via debridement of wounds such as stage I-IV pressure ulcers, partial and full thickness wounds, diabetic foot ulcers, post surgical wounds, first and second degree burns, grafted and donor sites.

Microcyn® OTC Advanced Wound & Skin Cleanser		OTC product for use in the management of skin abrasions, lacerations, minor irritations, cuts and intact skin.

Lasercyn™ Gel, Levicyn™ Gel	U.S. 510(k) EU CE Mark	Prescription and OTC product, intended for use to relieve itch and pain from minor skin irritations, lacerations, abrasions and minor burns, such as sunburn. As a prescription product it is also intended for sores, injuries, ulcers of dermal tissue and exuding wounds.

Sebuderm™	U.S. 510(k) EU CE Mark	Prescription-only product, manages and relieves the burning, itching, erythema, scaling, and pain experienced with seborrhea and seborrheic dermatitis. It also helps to relieve dry, waxy skin by maintaining a moist wound and skin environment, which is beneficial to the healing process.

Regenacyn® Advanced Scar Gel Regenacyn® Plus Scar Gel Celacyn® Scar Management Gel	U.S. 510(k)	Prescription and OTC product, for the management of old and new hypertrophic and keloid scarring resulting from burns, general surgical procedures and trauma wounds.

Levicyn™ SG	U.S. 510(k) EU CE Mark	Prescription and OTC product, for the management and relief of burning and itching associated with many common types of skin irritation, lacerations, abrasions and minor burns. As a prescription product it also relieves burning and itching and pain associated with various types of dermatoses, including radiation dermatitis and atopic dermatitis.

Epicyn™ Antimicrobial Facial Cleanser	U.S. 510(k) EU CE Mark	Prescription and OTC product, management of skin abrasions, lacerations, minor irritations, cuts and intact skin. As a prescription product it is intended for the cleansing, irrigation, moistening, debridement and removal of foreign material and debris from exudating wounds, first- and second-degree burns and other skin irritations.

Rejuvacyn® Advanced Skin Repair Cooling Mist Rejuvacyn® Plus Skin Repair Cooling Mist Lasercyn™ Gel	U.S. 510(k)	Prescription and OTC product, intended for the management of minor skin irritations following post non ablative laser therapy procedures, post microdermabrasion therapy and following superficial chemical peels, and to relieve itch and pain from minor skin irritations, lacerations, abrasions and minor burns.

Reliefacyn® Advanced Itch-Burn-Rash-Pain Relief Hydrogel Reliefacyn® Plus Itch-Burn-Rash-Pain Relief Hydrogel Levicyn™ Dermal Spray, Lasercyn™ Dermal Spray	U.S. 510(k)	Prescription and OTC product, for the management of skin abrasions, lacerations, minor irritations, cuts and intact skin. As a prescription product it is intended for the cleansing, irrigation, moistening, debridement and removal of foreign material including microorganisms and debris from exudating wounds, acute and chronic dermal lesions, burns, and other skin irritations.
Acuicyn Antimicrobial Eyelid & Eyelash Hygiene Ocucyn Antimicrobial Eyelid & Eyelash Hygiene	U.S. 510(k)

Prescription product, under the supervision of a healthcare professional, intended for the cleansing, irrigation, moistening, debridement and removal of foreign material and debris from exudating wounds, acute and chronic dermal lesions including stage I-IV pressure ulcers, stasis ulcers, diabetic ulcers, post-surgical wounds, first- and second-degree burns, abrasions, minor irritations of the skin, diabetic foot ulcers, ingrown toe nails, grafted/donor sites and exit sites. It is also intended for use to moisten and lubricate wound dressings and for use with devices intended to irrigate wounds.

OTC product, intended for OTC use in the management of skin abrasions, lacerations, minor irritations, cuts, and intact skin.

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

Significant Customers

We rely on certain key customers for a significant portion of revenues. At March 31, 2023, customer A represented 22% of our net accounts receivable balance and customer D represented 21% of our net accounts receivable balance. At March 31, 2022, customer B represented 20% of our net accounts receivable balance, customer D represented 15% of our net accounts receivable balance, and customer E represented 14% of our net accounts receivable balance. For the year ended March 31, 2023, customer A represented 16%, customer B represented 18% and customer C represented 11% of net revenues. For the year ended March 31, 2022, customer A represented 21%, customer B represented 17%, and customer C represented 10% of net revenues.

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

We have also filed for trademark protection for marks used with products in each of the following regions: United States, Europe, Canada, certain countries in Central and South America, including Mexico and Brazil, certain countries in the Middle East and certain countries in Asia, including Japan, China, Hong Kong, the Republic of Korea, India and Australia. In addition to patents and trademarks, we rely on trade secret and other intellectual property laws, nondisclosure agreements and other measures to protect intellectual property rights. We believe that in order to have a competitive advantage, we must develop and maintain the proprietary aspects of technologies. Employees, consultants and advisors are required to execute confidentiality agreements in connection with their employment, consulting or advisory relationships. Employees, consultants and advisors with whom we expect to work with are also required to disclose and assign to us all inventions made in the course of a working relationship with them, while using intellectual property or which relate to our business. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of the products or to wrongfully obtain or use information that is regarded as proprietary.

Competition

We compete globally across six main channels: dermatology, eye, nasal and oral care, wound and acute care, podiatry, animal health care and surface disinfectants with our HOCl technology.

Dermatology

Our dermatology products are at the forefront of HOCl-based solutions, a safe and highly effective active ingredient designed to relieve itching, burning and inflammation and acts as a highly effective antimicrobial agent. We believe no other solutions on the market provide the same patient benefits at the levels of safety and cost. Our HOCl-based solutions face significant competition in the United States from prescription products including corticosteroids, topical steroids and topical antibiotics. Our opportunity as an adjunct to these steroids is based on the insight that many doctors and patients limit steroid and antibiotic use due to potential side effects. These side effects include bacterial resistance, stinging, burning and inflammation for topical antibiotics and stretch marks, easy bruising, tearing of the skin and, to a lesser extent, enlarged blood vessels for topical steroids. Our HOCl-based products are safe, non-toxic and have shown few side effects in clinical studies.

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

European Union Regulation

Medical Device Regulation

Our products are classified as medical devices in the European Union. In order to sell medical device products within the European Union, we are required to comply with the requirements of the Medical Devices Regulation, and its national implementations, including affixing CE markings on products. The CE marking indicates a product’s compliance with EU legislation and so enables the sale of products throughout the European Economic Area, or the EEA, comprising the 28 Member States of the EU and European Free Trade Association, or EFTA, countries Iceland, Norway, and Liechtenstein. In order to comply with the Medical Devices Regulation, we must meet certain requirements relating to the safety and performance of products and, prior to marketing products, we must successfully undergo verification of products’ regulatory compliance, or conformity assessment.

The Medical Devices Regulation was adopted in the EU on May 26, 2017 to replace the existing Medical Device Directive, and became applicable on May 26, 2021, with a transition period until May 26, 2024. Under the new Medical Devices Regulation, certain devices are classified in higher classes, new devices are classified, and certain new obligations are imposed on manufacturers and distributors. Manufacturers are required to engage a medical device expert and carry insurance for possible liability claims. In addition, the pre-market approval and post-market surveillance requirements are enhanced. The European Database for Medical Devices, or Eudamed, will hold and publish information on medical devices collected from the European Commission and the national authorities.

Medical devices are divided into three regulatory classes: Class I, Class IIB and Class III. The nature of the conformity assessment procedures depends on the regulatory class of the product. In order to comply with the examination, we completed, among other things, a risk analysis and presented clinical data, which demonstrated that our products met the performance specifications claimed by us, provided sufficient evidence of adequate assessment of unwanted side effects and demonstrated that the benefits to the patient outweigh the risks associated with the device. We are subject to continued supervision and are required to report any serious adverse incidents to the appropriate authorities. We are also required to comply with additional national requirements that are beyond the scope of the Medical Devices Regulation.

We received a CE certificate for 39 of our Class IIB medical devices, which allows us to affix CE markings on these products and sell them in Europe. We may not be able to maintain the requirements established for CE markings for any or all of our products or be able to produce these products in a timely and profitable manner while complying with the requirements of the Medical Devices Regulation and other regulatory requirements.

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

ITEM 1A. Risk Factors

Risks Related to Our Business

We have a history of losses, we expect to continue to incur losses and we may never achieve profitability and our March 31, 2023 audited consolidated financial statements included disclosure that casts substantial doubt regarding our ability to continue as a going concern.

We reported a net loss of $5,151,000 and $5,086,000 for the years ended March 31, 2023 and 2022, respectively. At March 31, 2023 and 2022, our accumulated deficit amounted to $189,514,000 and $184,363,000, respectively. We had working capital of $10,081,000 and $10,611,000 as of March 31, 2023 and 2022, respectively. During the years ended March 31, 2023 and 2022, net cash used in operating activities amounted to $6,152,000 and $4,248,000, respectively. As of March 31, 2023, we had cash and cash equivalents of $3,820,000.

We spent the most recent years working to reduce our losses and have made significant progress. However, we expect to continue incurring losses for the foreseeable future. We may never achieve or sustain profitability. We must raise additional capital to pursue our product development initiatives, penetrate markets for the sale of our products and continue as a going concern. We cannot provide any assurance that we will raise additional capital. We believe that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations, or other means. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. These measures could cause significant delays in our efforts to further commercialize our products, which are critical to the realization of our business plan and to our future operations. These matters raise substantial doubt about our ability to continue as a going concern or become profitable.

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

Since 2004, we loaned substantial amounts to our Mexico subsidiary Oculus Technologies of Mexico, S.A. de C.V. at various interest rates to fund their operations. As of March 31, 2023, our Mexico subsidiary owes approximately $12.3 million in principal, $11.1 million in technical assistance payments and $21.8 million in accrued interest. The intercompany loans mature in 2027. There is no guarantee that our Mexican subsidiary will be able to pay any or all of the amounts due. If we were to forgive the debt or if we were to convert the debt to equity, it would be subject to Mexico income tax at 30%, or approximately $10.2 million, as well as Mexican withholding tax of 15%.

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

In addition, any interest paid to a foreign lender is subject to Mexico withholding tax of 15%. We also have interest owed on our intercompany technical assistance agreement and royalty withholding of 10% on our technical assistance agreement. This would amount to approximately $4.2 million in Mexico withholding tax at March 31, 2023, if all of the interest and technical assistance were to be repaid to us. In general, the foreign related party parent can then claim a credit for these withholding taxes on their U.S. income tax return. However, because of our substantial U.S. net operating losses, we are prevented from claiming any credit on any withholding tax for U.S. income tax purposes. Any such failure to pay intercompany debt, inability to deduct income taxes or apply credits, or liability for tax payments could have a material adverse effect on our business, financial condition, and results of operations.

We rely on a number of key customers who may not consistently purchase our products in the future and if we lose any one of these customers, our revenues may decline.

Although we have a significant number of customers in each of the geographic markets that we operate in, we rely on certain key customers for a significant portion of our revenues. For the year ended March 31, 2023, customer A represented 16%, customer B represented 18% and customer C represented 11% of net revenues. For the year ended March 31, 2022, customer A represented 21%, customer B represented 17%, and customer C represented 10% of net revenues. In the future, a small number of customers may continue to represent a significant portion of our total revenues in any given period. These customers may not consistently purchase our products at a particular rate over any subsequent period. The loss of any of these customers could adversely affect our revenues.

A majority of our business is conducted outside of the United States, exposing us to additional risks that may not exist in the United States, which in turn could cause our business and operating results to suffer.

We have material international operations in Mexico, Asia and Europe. During the years ended March 31, 2023 and 2022, approximately 74% and 70% of our total revenue, respectively, were generated from sales outside of the United States. Our business is highly regulated for the use, marketing and manufacturing of our HOCl-based products both domestically and internationally. Our international operations are subject to risks, including:

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

We grant credit to our business customers, which are primarily located in Mexico, Europe and the United States. Collateral is generally not required for trade receivables. We maintain allowances for potential credit losses. At March 31, 2023, customer A represented 22% of our net accounts receivable balance and customer D represented 21% of our net accounts receivable balance. At March 31, 2022, customer B represented 20% of our net accounts receivable balance, customer D represented 15% of our net accounts receivable balance, and customer E represented 14% of our net accounts receivable balance. While we believe we have a varied customer base and have experienced strong collections in the past, if current economic conditions disproportionately impact any one of our key customers, including reductions in their purchasing commitments to us or their ability to pay their obligations, it could have a material adverse effect on our revenues and liquidity. We have not purchased insurance on our accounts receivable balances.

If we fail to comply with ongoing regulatory requirements, or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market.

Regulatory approvals or clearances that we currently have and that we may receive in the future are subject to limitations on the indicated uses for which the products may be marketed, and any future approvals could contain requirements for potentially costly post-marketing follow-up studies. If the FDA determines that our promotional materials or activities constitute promotion of an unapproved use or we otherwise fail to comply with FDA regulations, we may be subject to regulatory enforcement actions, including warning letters, injunctions, seizures, civil fines or criminal penalties. In addition, the manufacturing, labeling, packaging, adverse event reporting, storing, advertising, promoting, distributing and record-keeping for approved products are subject to extensive regulation. We are subject to continued supervision by European regulatory agencies relating to our CE markings and are required to report any serious adverse incidents to the appropriate authorities. Our manufacturing facilities, processes and specifications are subject to periodic inspection by the FDA, Mexican and other regulatory authorities and, from time to time, we may receive notices of deficiencies from these agencies as a result of such inspections. Our failure to continue to meet regulatory standards or to remedy any deficiencies could result in restrictions being imposed on our products or manufacturing processes, fines, suspension or loss of regulatory approvals or clearances, product recalls, termination of distribution, product seizures or the need to invest substantial resources to comply with various existing and new requirements. In the more egregious cases, criminal sanctions, civil penalties, disgorgement of profits or closure of our manufacturing facilities are possible. The subsequent discovery of previously unknown problems with HOCl, including adverse events of unanticipated severity or frequency, may result in restrictions on the marketing of our products, and could include voluntary or mandatory recall or withdrawal of products from the market.

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

The machines used to manufacture our products are complex, use complicated software and must be monitored by highly trained engineers. Slight deviations anywhere in our manufacturing process, including quality control, labeling, and packaging, could lead to a failure to meet the specifications required by the FDA, the Environmental Protection Agency, European notified bodies, Mexican regulatory agencies and other foreign regulatory bodies, which may result in lot failures or product recalls. If we are unable to obtain quality internal and external components, mechanical and electrical parts, if our software contains defects or is corrupted, or if we are unable to attract and retain qualified technicians to manufacture our products, our manufacturing output of HOCl, or any other product candidate based on our platform that we may develop, could fail to meet required standards, our regulatory approvals could be delayed, denied or revoked, and commercialization of one or more of our products may be delayed or foregone. Manufacturing processes that are used to produce the smaller quantities of HOCl-based products needed for clinical tests and current commercial sales may not be successfully scaled up to allow production of significant commercial quantities. Any failure to manufacture our products to required standards on a commercial scale could result in reduced revenues, delays in generating revenue and increased costs.

Our competitive position depends on our ability to protect our intellectual property and our proprietary technologies.

Our ability to compete and to achieve and maintain profitability depends on our ability to protect our intellectual property and proprietary technologies. We currently rely on a combination of patents, patent applications, trademarks, trade secret laws, confidentiality agreements, license agreements and invention assignment agreements to protect our intellectual property rights. We also rely upon unpatented know-how and continuing technological innovation to develop and maintain our competitive position. These measures may not be adequate to safeguard our HOCl technology. If we do not protect our rights adequately, third parties could use our technology, and our ability to compete in the market would be reduced.

Our pending patent applications and any patent applications we may file in the future may not result in issued patents, and we do not know whether any of our in-licensed patents or any additional patents that might ultimately be issued by the U.S. Patent and Trademark Office or foreign regulatory body will protect our HOCl technology. Any claims that are issued may not be sufficiently broad to prevent third parties from producing competing substitutes and may be infringed, designed around, or invalidated by third parties. Even issued patents may later be found to be invalid or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. For example, our European patent that was initially issued on May 30, 2007 was revoked by the Opposition Division of the European Patent Office in December 2009 following opposition proceedings instituted by a competitor.

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

We have significant international operations in Mexico and Europe, and we manufacture products for export in Mexico. There may be changes to existing trade agreements, like the USMCA, which went to effect on July 1, 2020, greater restrictions on free trade generally, and significant increases in tariffs on goods imported into the United States, particularly tariffs on products manufactured in Mexico, among other possible changes. Any changes to USMCA (or subsequent trade agreements) could impact our operations in countries where we manufacture or sell products or source components, or materials, which could adversely affect our operating results and our business.

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

An important element of our business strategy is to enter into collaborative or license arrangements under which we license our HOCl technology to other parties for development and commercialization. We expect to seek collaborators for our potential products because of the expense, effort and expertise required to conduct clinical trials and further develop those potential product candidates. Because collaboration arrangements are complex to negotiate, we may not be successful in our attempts to establish these arrangements. If we need third party assistance in identifying and negotiating one or more acceptable arrangements, it might be costly. Also, we may not have products that are desirable to other parties, or we may be unwilling to license a potential product because the party interested in it is a competitor. The terms of any arrangements that we establish may not be favorable to us. Alternatively, potential collaborators may decide against entering into an agreement with us because of our financial, regulatory or intellectual property position or for scientific, commercial or other reasons. If we are unable to establish collaborative agreements, we may not be able to develop and commercialize new products, which would adversely affect our business and our revenues.

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

Supplying the market with our HOCl technology products requires us to manage relationships with an increasing number of collaborative partners, suppliers and third-party contractors. As a result, our success depends partially on the success of these third parties in performing their responsibilities to comply with FDA rules and regulations. Although we pre-qualify our contractors and we believe that they are fully capable of performing their contractual obligations, we cannot directly control the adequacy and timeliness of the resources and expertise that they apply to these activities. For example, we and our suppliers are required to comply with the FDA’s quality system regulations, which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our products. The FDA enforces the quality system regulation through inspections.

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

Our cash and cash equivalents may be exposed to failure of our banking institutions.

We maintain our cash at financial institutions, in balances that exceed current FDIC insurance limits. On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation was appointed receiver of SVB. While none of our cash and cash equivalents was held at SVB, if the banks where we hold deposits were to become insolvent or enter receivership, our ability to access our cash, cash equivalents and investments, including transferring funds, making payments or receiving funds, may be threatened, and this could have a material adverse effect on our business and financial condition.

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

Fluctuations in our operating results may lead to fluctuations, including declines, in our share price. Our operating results and our share price may fluctuate from period to period due to a variety of factors, including:

•	demand by physicians, other medical staff and patients for our HOCl-based products;

•	reimbursement decisions by third-party payors and announcements of those decisions;

•	clinical trial results published by others in our industry and publication of results in peer-reviewed journals or the presentation at medical conferences;

•	the inclusion or exclusion of our HOCl-based products in large clinical trials conducted by others;

•	actual and anticipated fluctuations in our quarterly financial and operating results;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	issues in manufacturing our product candidates or products;

•	new or less expensive products and services or new technology introduced or offered by our competitors or by us;

•	the development and commercialization of product enhancements;

•	changes in the regulatory environment;

•	delays in establishing new strategic relationships;

•	costs associated with collaborations and new product candidates;

•	introduction of technological innovations or new commercial products by us or our competitors;

•	litigation or public concern about the safety of our product candidates or products;

•	changes in recommendations of securities analysts or lack of analyst coverage;

•	failure to meet analyst expectations regarding our operating results;

•	additions or departures of key personnel; and

•	general market conditions.

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

As of March 31, 2023, we had outstanding warrants exercisable for an aggregate of 104,000 shares of our common stock at a weighted average exercise price of approximately $9.27 per share. We also had units convertible into 46,000 shares of common stock at an exercise price of $11.25 per unit. In addition, as of March 31, 2023, options to purchase an aggregate of 565,000 shares of our common stock were outstanding at a weighted average exercise price of $8.84 per share and a weighted average contractual term of 8.41 years. In addition, 982,000 shares of our common stock were available on March 31, 2023 for future option grants under our 2016 Equity Incentive Plan and our 2021 Equity Incentive Plan. To the extent any of these warrants or options are exercised and any additional options are granted and exercised, there will be further dilution to stockholders and investors. Until the options and warrants expire, these holders will have an opportunity to profit from any increase in the market price of our common stock without assuming the risks of ownership. Holders of options and warrants may convert or exercise these securities at a time when we could obtain additional capital on terms more favorable than those provided by the options or warrants. The exercise of the options and warrants will dilute the voting interest of the owners of presently outstanding shares by adding a substantial number of additional shares of our common stock.

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

ITEM 2. Properties

At March 31, 2023, we have a corporate office in Boulder, Colorado and our manufacturing facility in Zapopan, Mexico. We currently lease the following material properties:

Location	Rent per month	Purpose
5445 Conestoga Court, Unit 150, Boulder, CO 80301	USD 3,790	Principal executive office
Industria Vidriera 81, & 87 Zapopan Industrial Norte, Zapopan, Jalisco, 45135, Mexico	MXN 173,063	Office, manufacturing
Industria Maderera 124, 106, 115 & 815 Zapopan Industrial Norte, Zapopan, Jalisco, 45135, Mexico	MXN 191,036	Warehouse

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

Holders

As of June 12, 2023, we had approximately 301 holders of record of our common stock. Holders of record include nominees who may hold shares on behalf of multiple owners.

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

Recent Sales of Unregistered Securities

We did not issue any unregistered securities during the year ended March 31, 2023 and through June 12, 2023.

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

For a Summary of all Accounting Policies, please refer to Notes to Consolidated Financial Statements, Note 3.

Results of Continuing Operations

Comparison of the Year Ended March 31, 2023 and 2022

Revenue

The following table shows our consolidated total revenue and revenue by geographic region for the year ended March 31, 2023 and 2022:

	Years Ended March 31,
(In thousands)	2023	2022	$ Change	% Change
United States	$3,428	$3,807	$(379)	(10)%
Europe	4,051	3,410	641	19%
Asia	2,451	2,350	101	4%
Latin America	2,383	2,095	288	14%
Rest of the World	959	966	(7)	(1)%
Total	$13,272	$12,628	$644	5%

The decrease in United States revenues for the year ended March 31, 2023 compared to the prior year of $0.4 million is primarily the result of softening demand for our over-the-counter animal health care products, partially offset by increases in our over-the-counter eye and dermatology products. Revenue for wound care products increased 10% from the prior year.

Our revenues in Europe increased 19% as a result of bringing on new distributors and a increase in orders from existing distributors.

Our revenues in Asia increased slightly due to higher demand, and Rest of the World revenues were relatively flat.

The increase in Latin America revenue was primarily the result of service revenue from selling machinery to a customer for $750,000, which management expects to be a one-time event, partially offset by a decline in manufacturing for one of our customers.

Cost of Revenue and Gross Profit

The cost of revenue and gross profit metrics are as follows:

	Year ended March 31,
(In thousands, except for percentages)	2023	2022	Change	% Change
Cost of Revenue	$8,795	$8,635	$160	2%
Cost of Revenue as a % of Revenue	66%	68%	(2)%
Gross Profit	$4,477	$3,993	$484	12%
Gross Profit as a % of Revenue	34%	32%	2%

The gross margin increase of 2% for the year ended March 31, 2023 compared to the year ended March 31, 2022 is related to greater factory efficiency resulting from higher volumes of product sold and product mix.

Research and Development Expense

The research and development metrics are as follows:

	Year ended March 31,
(In thousands, except for percentages)	2023	2022	Change	% Change
Research and Development Expense	$207	$125	$82	66%
Research and Development Expense as a % of Revenue	2%	1%	1%

For the year ended March 31, 2023, research and development expenses increased due to higher clinical trial expense and seeking third party certification of our products.

Selling, General and Administrative Expense

The selling, general and administrative expense metrics are as follows:

	Year ended March 31,
(In thousands, except for percentages)	2023	2022	Change	% Change
Selling, General and Administrative Expense	$8,840	$9,755	$(915)	(9)%
Selling, General and Administrative Expense as a % of Revenue	67%	77%

The decrease in Selling, General and Administrative expense for the year ended March 31, 2023 was primarily the result tight control of expenses across all categories and consolidating our U.S. operations into one office.

Interest (Expense) Income, net

Interest (expense) income, net was $16,000 and $(10,000), respectively, for the years ended March 31, 2023 and March 31, 2022.

Forgiveness of PPP loan

On May 1, 2020, we received loan proceeds in the amount of $1,310,000 under the Paycheck Protection Program, from Coastal States Bank in Atlanta, Georgia. We used the loan amount for eligible purposes, such as payroll expenses. For the year ended March 31, 2022, we received approval for loan forgiveness in the amount of $723,000. The remainder was not forgiven as a result of a decline in headount.

Other Expense, net

Other expense, net for the year ended March 31, 2023 and 2022, was $631,000 and $394,000, respectively. The increase in other expense, net relates primarily to a increase in foreign exchange losses.

Gain on Sale of Assets

For the year ended March 31, 2023, we sold equipment for a gain of $1,000 compared to a gain of $150,000 in the year ended March 31, 2022.

Income Tax Benefit (Expense)

Income tax benefit (expense) for the year ended March 31, 2023 was $33,000 compared to $332,000 for the year ended March 31, 2022.

Net Loss

The following table provides the net loss for each period along with the computation of basic and diluted net income per share:

	For the Year Ended March 31,
(In thousands, except per share data)	2023	2022

Net loss	$(5,151)	$(5,086)

Weighted-average shares outstanding: basic and diluted	3,394	2,653

Net loss per share: basic and diluted	$(1.52)	$(1.92)

Liquidity and Capital Resources

We reported a net loss of $5,151,000 and $5,086,000 for the years ended March 31, 2023 and 2022, respectively. At March 31, 2023 and 2022, our accumulated deficit amounted to $189,514,000 and $184,363,000, respectively. As of March 31, 2023, we had cash and cash equivalents of $3,820,000 compared to $7,396,000 on March 31, 2022. Since our inception, substantially all of our operations have been financed through sales of equity securities. Other sources of financing that we have used to date include our revenues, as well as various loans and the sale of certain assets to Invekra, Petagon and MicroSafe.

Since April 1, 2022, substantially all of our operations have been financed through cash on hand and the following transaction:

•	Proceeds of $2,868,000 from the sale of common stock on our At-the-Market facility with Ladenburg Thalmann & Co. Inc.

The following table presents a summary of our consolidated cash flows for operating, investing and financing activities for the year ended March 31, 2023 and 2022 as well balances of cash and cash equivalents and working capital:

	Year ended March 31,
(In thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$(6,152)	$(4,248)
Investing activities	(258)	(99)
Financing activities	2,489	7,396
Effect of exchange rates on cash	345	127
Net change in cash and cash equivalents	(3,576)	3,176
Cash and cash equivalents, beginning of the period	7,396	4,220
Cash and cash equivalents, end of the period	$3,820	$7,396
Working capital (1), end of period	$10,081	$10,611

(1)	Defined as current assets minus current liabilities.

As of March 31, 2023, we had cash and cash equivalents of $3,820,000 compared to $7,396,000 as of March 31, 2022.

Net cash used in operating activities during the year ended March 31, 2023 was $6,152,000, primarily due to net loss of $5,151,000 and a decline in deferred revenue.

Net cash used in operating activities during the year ended March 31, 2022 was $4,248,000, primarily due to a net loss of $5,086,000 and partially offset by an increase from accounts receivable net provision for write-offs and returns and an increase of $900,000 from deferred revenue.

Net cash used in investing activities for the year ended March 31, 2023 was $258,000, primarily related to the purchase of capital property and equipment.

Net cash used in investing activities for the year ended March 31, 2022 was $99,000, primarily related to the purchase of property and equipment.

Net cash provided by financing activities for the year ended March 31, 2023 was $2,489,000 primarily related to related to proceeds of $2,868,000 from the sale of common stock on our At-the-Market facility with Ladenburg Thalmann & Co. Inc. and proceeds of $515,000 from short-term notes, offset by payments on PPP loan and short-term notes.

Net cash provided by financing activities for the year ended March 31, 2022 was $7,396,000 primarily related to proceeds of $7,554,000 from the sale of common stock on our At-the-Market facility with HC Wainwright and proceeds of $216,000 from the exercise of stock options and warrants, partially offset by the payments on PPP loan and long term debt.

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

Capital Expenditures

We currently forecast capital expenditures in order to execute on our business plan and maintain growth; however, the actual amount and timing of such capital expenditures will ultimately be determined by the volume of business. We currently do not anticipate that a material amount will be purchased for the year ended March 31, 2024. If we purchase capital equipment, we expect to pay cash for those expenditures or to finance them through equipment leases.

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

As we have previously discussed in our annual report on Form 10-K filed with the SEC on July 14, 2022, we face a substantial Mexico tax liability, intercompany debt, unpaid technical assistance charges and accrued interest. These amounts are not due until 2027. At this time, management believes there are sufficient assets on the balance sheet to more than cover any tax obligation without interrupting the Company’s operations or business. We have engaged tax professionals to review all options to limit our exposure to these amounts and to proceed in a manner that is most advantageous to the Company.

The effects of the recent pandemic continue to impact economies worldwide, and we are closely watching inflation, increased volatility within financial markets, shipping costs, supply chain issues and labor costs. Any impact to our business operations, customer demand and supply chain due to increased shipping costs may ultimately impact sales. We continue to evaluate our end-to-end supply chain and assess opportunities to refine the impact on sales. Currently, most of our customers pay for shipping expenses, including increased shipping costs, if any. We have not yet faced labor shortages however it is possible we may have difficulties retaining and finding qualified employees in a tight labor market in the future. Furthermore, overall inflation tendencies may put pressure on our product pricing and/or costs.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Sonoma Pharmaceuticals, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Sonoma Pharmaceuticals, Inc. and Subsidiaries (the “Company”) as of March 31, 2023 and 2022, and the related consolidated statements of comprehensive loss, changes in stockholders' equity and cash flows for the years ended March 31, 2023 and 2022, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022, and the results of their operations and cash flows for the years ended March 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant losses and negative operating cash flows and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

We have served as the Company’s auditor since 2021.

/s/ Frazier & Deeter, LLC

Atlanta, Georgia

June 21, 2023

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share amounts)

	March 31, 2023	March 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$3,820	$7,396
Accounts receivable, net	2,572	2,407
Inventories, net	2,858	2,663
Prepaid expenses and other current assets	4,308	3,746
Current portion of deferred consideration, net of discount	240	218
Total current assets	13,798	16,430
Property and equipment, net	488	320
Operating lease, right of use assets	418	559
Deferred tax asset	949	829
Deferred consideration, net of discount, less current portion	505	630
Other assets	73	77
Total assets	$16,231	$18,845

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$841	$1,641
Accrued expenses and other current liabilities	2,029	1,843
Deferred revenue	100	1,223
Deferred revenue Invekra	60	54
Current portion of debt-PPP	–	120
Short-term debt	431	688
Operating lease liabilities	256	250
Total current liabilities	3,717	5,819
Deferred revenue Invekra, net of current portion	140	182
Withholding tax payable	4,235	3,838
Operating lease liabilities, less current portion	162	309
Total liabilities	8,254	10,148
Commitments and Contingencies (Note 11)
Stockholders’ Equity
Convertible preferred stock, $0.0001 par value; 714,286 shares authorized at March 31, 2023 and 2022, respectively, no shares issued and outstanding at March 31, 2023 and 2022, respectively	–	–
Common stock, $0.0001 par value; 24,000,000 shares authorized at March 31, 2023 and 2022, respectively, 4,933,550 and 3,100,937 shares issued and outstanding at March 31, 2023 and 2022, respectively (Note 12)	5	2
Additional paid-in capital	200,904	197,370
Accumulated deficit	(189,514)	(184,363)
Accumulated other comprehensive loss	(3,418)	(4,312)
Total stockholders’ equity	7,977	8,697
Total liabilities and stockholders’ equity	$16,231	$18,845

The accompanying footnotes are an integral part of these consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(In thousands, except per share amounts)

	Year ended March 31,
	2023	2022
Revenues	$13,272	$12,628
Cost of revenues	8,795	8,635
Gross profit	4,477	3,993
Operating expenses
Research and development	207	125
Selling, general and administrative	8,840	9,755
Total operating expenses	9,047	9,880
Loss from operations	(4,570)	(5,887)
Interest income (expense), net	16	(10)
Forgiveness of PPP Loan	–	723
Other expense, net	(631)	(394)
Gain on sale of assets	1	150
Loss from operations before income taxes	(5,184)	(5,418)
Income tax benefit (expense)	33	332
Net loss	$(5,151)	$(5,086)

Net loss per share: basic and diluted	$(1.52)	$(1.92)

Weighted-average shares outstanding: basic and diluted	3,394	2,653

Other comprehensive loss
Net loss	$(5,151)	$(5,086)
Foreign currency translation adjustments	894	267
Comprehensive loss	$(4,257)	$(4,819)

The accompanying footnotes are an integral part of these consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended March 31, 2023 and 2022

(In thousands, except share amounts)

	Series C Preferred Stock ($0.0001 par Value)		Common Stock ($0.0001 par Value)		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance March 31, 2022	–	$–	3,100,937	$2	$197,370	$(184,363)	$(4,312)	$8,697
Shares issued in connection with ATM, net of transaction costs	–	–	1,819,593	3	2,865	–	–	2,868
Employee stock-based compensation expense	–	–	–	–	649	–	–	649
Stock based compensation related to issuance of common stock restricted stock grants	–	–	13,020	–	20	–	–	20
Foreign currency translation adjustment	–	–	–	–	–	–	894	894
Net loss	–	–	–	–	–	(5,151)	–	(5,151)
Balance, March 31, 2023	–	$–	4,933,550	$5	$200,904	$(189,514)	$(3,418)	$7,977

	Series C Preferred Stock ($0.0001 par Value)		Common Stock ($0.0001 par Value)		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance March 31, 2021	–	$–	2,092,909	$2	$189,217	$(179,277)	$(4,579)	$5,363
Shares issued in connection with ATM, net of transaction costs	–	–	950,100	–	7,554	–	–	7,554
Shares issued in connection with exercise of stock options	–	–	44,042	–	193	–	–	193
Shares issued in connection with exercise of common stock warrants	–	–	12,290	–	24	–	–	24
Employee stock-based compensation expense	–	–	–	–	372	–	–	372
Stock based compensation related to issuance of common stock restricted stock grants	–	–	1,596	–	10	–	–	10
Foreign currency translation adjustment	–	–	–	–	–		267	267
Net loss	–	–	–	–	–	(5,086)	–	(5,086)
Balance, March 31, 2022	–	$–	3,100,937	$2	$197,370	$(184,363)	$(4,312)	$8,697

The accompanying footnotes are an integral part of these consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(5,151)	$(5,086)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	125	186
Recovery of doubtful accounts	–	(125)
Recovery of discounts, rebates, distributor fees and returns	(66)	(1,407)
Stock-based compensation	669	382
Forgiveness of PPP loan	–	(723)
Deferred income tax expense	(37)	(829)
Operating lease right-of-use asset	173	223
Gain on sale of assets	(1)	–
Changes in operating assets and liabilities:
Accounts receivable	62	1,971
Inventories	–	(100)
Prepaid expenses and other current assets	(306)	(460)
Deferred consideration, net of discount	190	160
Accounts payable	(864)	(157)
Accrued expenses and other current liabilities	127	679
Withholding tax payable	396	360
Operating lease liabilities	(173)	(222)
Deferred revenue	(1,296)	900
Net cash used in operating activities	(6,152)	(4,248)
Cash flows from investing activities:
Purchases of property and equipment	(269)	(137)
Deposits	11	38
Net cash used in investing activities	(258)	(99)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	2,868	7,554
Payments on PPP Loan	(120)	(467)
Proceeds from exercise of common stock options and purchase warrants	–	216
Principal payments on short-term debt	(774)	(30)
Proceeds on short-term debt	515	123
Net cash provided by financing activities	2,489	7,396
Effect of exchange rate on cash and cash equivalents	345	127
Net (decrease) increase in cash and cash equivalents	(3,576)	3,176
Cash and cash equivalents, beginning of year	7,396	4,220
Cash and cash equivalents, end of year	$3,820	$7,396

Supplemental disclosure of cash flow information:
Cash paid for interest	$17	$24
Cash paid for taxes	$–	$767

Non-cash operating and financing activities:
Insurance premiums financed	$515	$748

The accompanying footnotes are an integral part of these consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Organization and Recent Developments

Organization

Sonoma Pharmaceuticals, Inc. (the “Company”) was incorporated under the laws of the State of California in April 1999 and was reincorporated under the laws of the State of Delaware in December 2006. The Company’s principal office was moved to Woodstock, Georgia from Petaluma, California in June 2020 and to Boulder, Colorado in October 2022. The Company is a global healthcare leader for developing and producing stabilized hypochlorous acid (“HOCl”) products for a wide range of applications, including wound care, animal health care, eye care, oral care and dermatological conditions. The Company’s products reduce infections, itch, pain, scarring and harmful inflammatory responses in a safe and effective manner. In-vitro and clinical studies of HOCl show it to have impressive antipruritic, antimicrobial, antiviral and anti-inflammatory properties. The Company’s stabilized HOCl immediately relieves itch and pain, kills pathogens and breaks down biofilm, does not sting or irritate skin and oxygenates the cells in the area treated assisting the body in its natural healing process. The Company sells its products either directly or via partners in 55 countries worldwide.

NOTE 2 – Liquidity and Financial Condition

The Company reported a net loss of $5,151,000 and $5,086,000 for the years ended March 31, 2023 and 2022, respectively. At March 31, 2023 and 2022, the Company’s accumulated deficit amounted to $189,514,000 and $184,363,000, respectively. The Company had working capital of $10,081,000 and $10,611,000 as of March 31, 2023 and 2022, respectively. During the years ended March 31, 2023 and 2022, net cash used in operating activities amounted to $6,152,000 and $4,248,000, respectively

Management believes that the Company has access to additional capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means; however, the Company cannot provide any assurance that other new financings will be available on commercially acceptable terms, if needed. If the economic climate in the U.S. deteriorates, the Company’s ability to raise additional capital could be negatively impacted. If the Company is unable to secure additional capital, it may be required to take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations. These measures could cause significant delays in the Company’s continued efforts to commercialize its products, which is critical to the realization of its business plan and the future operations of the Company. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

COVID – 19 Pandemic Update

The impact from the COVID-19 pandemic, including recent COVID-19 variants, and the related disruptions had a significant adverse impact on the Company’s results of operations in the years ended March 31, 2021, 2022 and 2023. The full extent to which the COVID-19 outbreak will impact the Company’s business, results of operations, financial condition, and cash flows will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and the actions to contain it or treat its impact and the economic impact on local, regional, national, and international markets. As the COVID-19 pandemic continues, the Company’s results of operations, financial condition, and cash flows may continue to be materially adversely affected, particularly if the pandemic continues to persist for a significant amount of time.

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

Basis of presentation

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and are in conformity with U.S. generally accepted accounting principles (“GAAP”). The Company’s fiscal year end is March 31. Unless otherwise stated, all years and dates refer to the fiscal year.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and all highly liquid investments with an original maturity of three months or less when purchased. The Company’s cash equivalents are held in prime money market investments with strong sponsor organizations which are monitored on a continuous basis.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Significant estimates and assumptions include reserves and write-downs related to receivables and inventories, the recoverability of long-lived assets, the valuation allowance relating to the Company’s deferred tax assets, valuation of options, and the estimated amortization periods of upfront product licensing fees received from customers. Periodically, the Company evaluates and adjusts estimates accordingly.

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

During the year ended March 31, 2022, for all of its sales to non-consignment distribution channels, revenue is recognized when control of the product is transferred to the customer (i.e. when its performance obligation is satisfied), which typically occurs when title passes to the customer upon shipment but could occur when the customer receives the product based on the terms of the agreement with the customer. For product sales to its value-added resellers, non-stocking distributors and end-user customers, the Company grants return privileges to its customers, and because the Company has a long history with its customers, the Company is able to estimate the amount of product that will be returned.  Sales incentives and other programs that the Company may make available to these customers are considered to be a form of variable consideration, and the Company maintains estimated accruals and allowances using the expected value method. With the movement of these sales to a full distributor model in the year ended March 31, 2023 there were none of these arrangements anymore although we were still having returns from the period prior to the year ended March 31, 2023.

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

Concentration of Credit Risk and Major Customers

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents and accounts receivable. Cash and cash equivalents are maintained in financial institutions in the United States, Mexico and the Netherlands. The Company is exposed to credit risk in the event of default by these financial institutions for amounts in excess of the Federal Deposit Insurance Corporation insured limits. Cash and cash equivalents held in foreign banks are intentionally kept at minimal levels, and therefore have minimal credit risk associated with them. We currently have $2.5 million of deposits above federally insured limits.

The Company grants credit to its business customers, which are primarily located in Mexico, Europe and the United States. Collateral is generally not required for trade receivables. The Company maintains allowances for potential credit losses. At March 31, 2023, customer A represented 22% of our net accounts receivable balance and customer D represented 21% of our net accounts receivable balance. At March 31, 2022, customer B represented 20% of our net accounts receivable balance, customer D represented 15% of our net accounts receivable balance, and customer E represented 14% of our net accounts receivable balance. For the year ended March 31, 2023, customer A represented 16%, customer B represented 18% and customer C represented 11% of net revenues. For the year ended March 31, 2022, customer C represented 10%, customer B represented 17%, and customer A represented 21% of net revenues.

Accounts Receivable

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts, and sales returns. Estimates for cash discounts and sales returns are based on analysis of contractual terms and historical trends.

The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Other factors that the Company considers include its existing contractual obligations, historical payment patterns of its customers and individual customer circumstances, an analysis of days sales outstanding by customer and geographic region, and a review of the local economic environment and its potential impact on government funding and reimbursement practices. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts represents probable credit losses at March 31, 2023 and 2022 in the amounts of $0 and $0, respectively. Additionally, at March 31, 2023 and 2022, the Company has allowances of $16,000 and $81,000, respectively, related to potential discounts, returns, distributor fees and rebates. The allowances are included in Accounts Receivable, net in the accompanying consolidated balance sheets.

Inventories

Inventories are stated at the lower of cost, cost being determined on a standard cost basis (which approximates actual cost on a first-in, first-out basis), or net realizable value.

Due to changing market conditions, estimated future requirements, age of the inventories on hand and production of new products, the Company regularly reviews inventory quantities on hand and records a provision to write down excess and obsolete inventory to its estimated net realizable value. The Company recorded a provision to reduce the carrying amounts of inventories to their net realizable value in the amounts of $236,000 and $218,000 at March 31, 2023 and 2022, respectively, which is included in cost of revenues on the Company’s accompanying consolidated statements of comprehensive loss.

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

As of March 31, 2023 and 2022, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

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

Research and Development

Research and development expenses are charged to operations as incurred and consists primarily of personnel expenses, clinical and regulatory services and supplies. For the years ended March 31, 2023 and 2022, research and development expense amounted to $207,000 and $125,000, respectively.

Advertising Costs

Advertising costs are charged to operations as incurred. Advertising costs amounted to $156,000 and $86,000 for the years ended March 31, 2023 and 2022, respectively. Advertising costs are included in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive loss.

Shipping and Handling Costs

The Company classifies amounts billed to customers related to shipping and handling in sale transactions as product revenues. The corresponding shipping and handling costs incurred are recorded in cost of product revenues. For the years ended March 31, 2023 and 2022, the Company recorded revenue related to shipping and handling costs of $42,000 and $52,000, respectively. These amounts are included in product revenues in the accompanying consolidated statements of comprehensive loss.

Foreign Currency Reporting

The Company’s subsidiary, OTM, uses the local currency (Mexican Pesos) as its functional currency and its subsidiary, SP Europe, uses the local currency (Euro) as its functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date, and revenue and expense accounts are translated at average exchange rates during the period. Resulting translation adjustments amounted to $894,000 and $267,000 for the years ended March 31, 2023 and 2022, respectively. These amounts were recorded in other comprehensive loss in the accompanying consolidated statements of comprehensive loss for the years ended March 31, 2023 and 2022.

Foreign currency transaction gains (losses) relate primarily to trade payables and receivables and intercompany transactions between subsidiaries OTM and SP Europe. These transactions are expected to be settled in the foreseeable future. The Company recorded foreign currency transaction losses of $692,000 for the year ended March 31, 2023, and foreign currency transaction losses of $579,000, for the year ended March 31, 2022. The related amounts were recorded in other expense in the accompanying consolidated statements of comprehensive loss.

Stock-Based Compensation

The Company accounts for share-based awards exchanged for employee services at the estimated grant date fair value of the award. The Company estimates the fair value of employee stock option awards using the Black-Scholes option pricing model. The Company amortizes the fair value of employee stock options on a straight-line basis over the requisite service period of the awards.  Compensation expense includes the impact of forfeitures for all stock options as incurred.

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

Comprehensive Loss

Other comprehensive loss includes all changes in stockholders’ equity during a period from non-owner sources and is reported in the consolidated statement of changes in stockholders’ equity. To date, other comprehensive loss consists of changes in accumulated foreign currency translation adjustments. Accumulated other comprehensive losses at March 31, 2023 and 2022 were $3,418,000 and $4,312,000, respectively.

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

	For the Year Ended March 31,
(In thousands, except per share data)	2023	2022

Net loss	$(5,151)	$(5,086)

Weighted-average shares outstanding: basic and diluted	3,394	2,653

Net loss per share: basic and diluted	$(1.52)	$(1.92)

The computation of basic loss per share for the years ended March 31, 2023 and 2022 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	March 31,
(In thousands)	2023	2022
Common stock to be issued upon vesting of restricted stock units	–	1
Common stock to be issued upon exercise of options	565	466
Common stock to be issued upon exercise of warrants	104	108
Common stock to be issued upon exercise of common stock units (1)	46	46
	715	621

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

Employment Agreements with our Chief Executive Officer and Chief Operating Officer

Effective June 16, 2023, we entered into an amended and restated employment agreement with our Chief Executive Officer, Amy Trombly. The amended and restated agreement provides that, in the event of termination upon change of control either without cause or for good reason, Ms. Trombly is entitled to receive, in addition to the other benefits described therein, a lump sum severance equal to one and a half times her base salary and one and a half times her target annual bonus. All other material terms of the amended and restated agreement remain unchanged from her prior employment agreement.

Also effective June 16, 2023, we amended and restated our employment agreement with Bruce Thornton, our Chief Operating Officer. Under the amended and restated agreement, Mr. Thornton will serve as Executive Vice President and Chief Operating Officer of the Company. Mr. Thornton will no longer receive a monthly car allowance; however, his base salary is adjusted to include such amount. The amended and restated agreement also provides that, in the event of termination upon change of control either without cause or for good reason, Mr. Thornton is entitled to receive, in addition to the other benefits described therein, to a lump sum severance equal to one and a half times his base salary and one and a half times his target annual bonus. The agreement further provides that upon termination for any reason, Mr. Thornton’s outstanding and vested equity awards shall remain exercisable for 18 months following termination. Either party may terminate the employment agreement for any reason upon at least 60 days prior written notice. All other material terms of his amended and restated agreement remain unchanged from his prior employment agreement.

Bonus Grants

Effective June 16, 2023, the Compensation Committee of the Board of Directors approved annual bonus awards of $162,500 for Ms. Trombly and $150,000 for Mr. Thornton.

Equity Awards

On June 16, 2023, the Compensation Committee of the Board of Directors approved an equity award of 100,000 shares of the Company’s common stock to each of Ms. Trombly and Mr. Thornton, to be issued to on June 30, 2023, at a valuation based on the five day weighted trailing average of the Company’s stock price on the day of grant. In addition, the Compensation Committee also approved a one-time cash payment by the Company as reimbursement for estimated taxes payable with respect to such equity awards.

Recent Accounting Standards

The Company has evaluated all the recent accounting standards and determined that none of them are material to it.

NOTE 4 – Accounts Receivable

Accounts receivable, net consists of the following:

	March 31,
	2023	2022
Accounts receivable	$2,588,000	$2,488,000
Less: discounts, rebates, distributor fees and returns	(16,000)	(81,000)
Total accounts receivable, net	$2,572,000	$2,407,000

NOTE 5 – Inventories

Inventories consist of the following:

	March 31,
	2023	2022
Raw materials	$1,764,000	$1,626,000
Finished goods	1,094,000	1,037,000
Total inventories	$2,858,000	$2,663,000

NOTE 6 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31,
	2023	2022
Prepaid insurance	$438,000	$755,000
Tax prepaid to Mexican tax authorities	3,845,000	2,371,000
Other prepaid expenses and other current assets	25,000	620,000
	$4,308,000	$3,746,000

NOTE 7 – Property and Equipment

Property and equipment consists of the following:

	March 31,
	2023	2022
Manufacturing, lab, and other equipment	$1,624,000	$1,281,000
Office equipment	202,000	139,000
Furniture and fixtures	122,000	108,000
Leasehold improvements	554,000	503,000
	2,502,000	2,031,000
Less: accumulated depreciation and amortization	(2,014,000)	(1,711,000)
Total property and equipment, net and equipment, net	$488,000	$320,000

Depreciation and amortization expense amounted to $125,000 and $186,000 for the years ended March 31, 2023 and 2022, respectively.

NOTE 8 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31,
	2023	2022
Salaries and related costs	$1,463,000	$1,059,000
Other	566,000	784,000
Total accrued expenses and other current liabilities	$2,029,000	$1,843,000

NOTE 9 – Debt

Financing of Insurance Premiums

On February 1, 2022, the Company entered into a note agreement for $748,000 with an interest rate of 4.68% per annum with final payment on January 1, 2023. This instrument was issued in connection with financing insurance premiums. The note is payable in ten monthly installment payments of principal and interest of $76,000, with the first installment beginning March 1, 2022, and was fully paid as of March 31, 2023.

On February 1, 2023, the Company entered into a note agreement for $453,000 with an interest rate of 8.98% per annum with final payment on January 1, 2024. This instrument was issued in connection with financing insurance premiums. The note is payable in eleven monthly installment payments of principal and interest of $21,000, with the first installment beginning March 1, 2023.

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

The unsecured loan, which was in the form of a note dated April 29, 2020, matured on April 29, 2022 and bore interest at a rate of 1% per annum, payable monthly commencing on May 1, 2021. The note allowed for prepayment at any time prior to maturity with no prepayment penalties. The Company used the loan amount for eligible purposes, such as payroll expenses. The Company met the conditions for $723,000 in forgiveness of the loan. At March 31, 2023 and 2022 the loan balance amounted to $0 and $120,000, respectively.

NOTE 10 – Leases

The Company’s operating leases are comprised primarily of facility leases. Balance sheet information related to the Company’s leases is presented below:

	March 31,	March 31,
	2023	2022
Operating leases:
Operating lease right-of-use assets	$418,000	$559,000
Operating lease liabilities – current	256,000	250,000
Operating lease liabilities – non-current	162,000	309,000

Other information related to leases is presented below:

	Year ended March 31, 2023	Year ended March 31, 2022
Lease cost
Operating lease cost	$385,000	$367,000

As of March 31, 2023
Other information:
Operating cash flows from operating leases	$(173,000)	$(222,000)
Weighted-average remaining lease term – operating leases (in months)	19.4	27.3
Weighted-average discount rate – operating leases	6%	6%

As of March 31, 2023, the annual future minimum lease payments of the Company’s operating lease liabilities were as follows:

For Years Ending March 31,

2024	$296,000
2025	154,000
2026	15,000
Thereafter	–
Total future minimum lease payments, undiscounted	465,000
Less: imputed interest	(47,000)
Total lease liability	$418,000

NOTE 11 – Commitments and Contingencies

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

Employment Agreements

As of March 31, 2023, the Company had employment agreements in place with two of its key executives. These executive employment agreements provide, among other things, for the payment of up to twelve months of severance compensation for terminations under certain circumstances. With respect to these agreements, at March 31, 2023, aggregated annual salaries would be $575,000 and potential severance payments to these key executives would be $862,500 if triggered. On June 16, 2023, the Company entered into new employment agreements with its two key executives, which increased potential severance payments to $1.3 million if triggered.

Related Party Transactions

Ms. Trombly is the Chief Executive Officer of the Company. Ms. Trombly is the owner of Trombly Business Law, PC, which has been retained by the Company to advise on certain corporate and securities law matters. During the years ended March 31, 2023 and 2022, the Company incurred $27,000 and $170,000, respectively, in legal services from Trombly Business Law, PC.

NOTE 12 – Stockholders’ Equity

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

NOTE 13 – Stock-Based Compensation

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

The plan expired in 2016 in accordance with its term.

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

2016 Stock Plan

On September 2, 2016, upon recommendation of the board, the stockholders approved the Company’s 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan is effective as of September 2, 2016 and has a ten year term.

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

At March 31, 2023 there were 169,467 shares available for future issuance.

2021 Stock Plan

On September 21, 2021, upon recommendation of the board, the stockholders approved the Company’s 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan is effective as of September 21, 2021 and has a five year term.

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

At March 31, 2023, there were 667,126 shares available for future issuance.

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

The expected term of the stock options represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by the Securities and Exchange Commission's Staff Accounting Bulletin No. 110 for “plain vanilla” options. The expected stock price volatility for the Company’s stock options was determined by using an average of the historical volatilities of the Company. The Company will continue to analyze the stock price volatility and expected term assumptions as more data for the Company’s common stock and exercise patterns become available. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.

The Company estimated the fair value of employee and non-employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service periods of the respective awards. The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Year Ended March 31,
	2023	2022
Fair value of the Company’s common stock on date of grant	$1.09	$4.60
Expected term	6.00 yrs	6.00 yrs
Risk-free interest rate	3.92%	1.60%
Dividend yield	0.00%	0.00%
Volatility	110.88%	123.27%
Fair value of options granted	$0.92	$4.03

Share-based awards compensation expense is as follows:

	Year Ended March 31,
	2023	2022
Cost of revenues	$–	$–
Research and development	–	–
Selling, general and administrative	669,000	382,000
Total stock-based compensation	$669,000	$382,000

At March 31, 2023, there were unrecognized compensation costs of $562,000 related to stock options which is expected to be recognized over a weighted-average amortization period of 1.83 years.

A tax benefit of $20,000 has been recognized relating to stock-based compensation as a result of non-qualified stock options and restricted stock exercised during the year ending March 31, 2023. In addition, the stock-based compensation deferred tax asset has been increased by $102,000 primarily related to the expiration of stock compensation grants.

Stock-Based Award Activity

Stock-based awards outstanding at March 31, 2023 under the various plans are as follows:

		Unvested
Plan	Stock Options	Restricted Stock	Total
2006 Plan	2,454	–	2,454
2011 Plan	89,937	–	89,937
2016 Plan	164,136	–	164136
2021 Plan	308,500	–	308,500
	565,027	–	565,027
Stock-based awards available for grant as of March 31, 2023			836,593

Stock options award activity is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at April 1, 2022	466,234	$12.09
Options granted	191,082	1.11
Options exercised	–	–
Options forfeited	(68,525)	5.33
Options expired	(23,764)	20.38
Outstanding at March 31, 2023	565,027	$8.84	8.41	$0.98
Exercisable at March 31, 2023	236,068	$17.23	7.20	$0.98

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock, or $0.98 and $4.01 per share at March 31, 2023 and 2022, respectively.

Restricted stock award activity is as follows:

	Number of Shares	Weighted Average Award Date Fair Value per Share
Unvested restricted stock awards outstanding at April 1, 2022	–	$–
Restricted stock awards granted	12,187	1.71
Restricted stock awards vested	(12,187)	(1.71)
Unvested restricted stock awards outstanding at March 31, 2023	–	$–

The Company did not capitalize any cost associated with stock-based compensation.

The Company issues new shares of common stock upon exercise of stock options or release of restricted stock awards.

NOTE 14 – Income Taxes

The income tax provision (benefit) is based on the following loss before income taxes, which are from domestic sources and foreign: Income (loss) before income taxes:

	Year Ended March 31,
	2023	2022
Domestic	$(988,000)	$(3,516,000)
Foreign	(4,194,000)	(1,883,000)
	$(5,182,000)	$(5,399,000)

The federal, state and foreign income tax provisions for the years ended March 31, 2023 and 2022 are summarized as follows:

	Year Ended March 31,
	2023	2022
Current:
State	$2,000	$8,000
Foreign	–	469,000
Current Income Tax Expense	2,000	477,000
Deferred:
Federal	–	–
State	–	–
Foreign	(35,000)	(809,000)
Total deferred income tax	$(33,000)	$(332,000)

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for continuing operations is as follows:

	Year Ended March 31,
	2023		2022
Expected federal statutory rate	21.0%		21.0%
State income taxes	0.8%		5.7%
Foreign earnings taxed at different rates	6.5%		3.7%
Foreign tax true-up	–		–
Effect of permanent differences	(7.5%	)	(3.0%	)
Effect of intercompany interest permanent differences	(16.1%	)	(12.3%	)
True-up of state deferred assets	1.3%		(25.6%	)
Total effective rate	6.0%		(10.5%	)
Change in valuation allowance	(5.4%	)	16.7%
Totals	0.6%		6.2%

The tax effects of temporary differences that give rise to significant components of our deferred tax assets consist of::

	March 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$28,558,000	$28,224,000
Research and development tax credit carryforwards	1,800,000	1,850,000
Stock-based compensation	739,000	309,000
Reserves and accruals	795,000	1,336,000
Other deferred tax assets	20,000	–
Lease liability	24,000	63,000
Gross deferred tax assets	$31,936,000	$31,782,000

Less valuation allowance	(30,809,000)	(30,613,000)

Total deferred tax assets	$1,127,000	$1,169,000

Deferred tax liabilities:
Fixed assets	(16,000)	(17,000)
Prepaid expenses	(138,000)	(260,000)
Right of Use asset	(24,000)	(63,000)
Gross deferred tax liabilities	(178,000)	(339,000)
Net deferred tax assets	$949,000	$829,000

As of March 31, 2022, the Company had net operating loss carryforwards for Federal, State and Foreign income tax purposes of approximately $117.0 million, $42.3 million and $1.6 million, respectively. Due to the Tax Cuts and Job Act, Federal NOLs generated after March 31, 2018 have an indefinite life. Federal NOL generated on and before March 31, 2017 will begin to expire 2024, if not utilized. State NOLs will begin to expire in the year 2026 if not utilized. Foreign NOLs will carry over for 10 years.

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

The Company has filed tax returns for federal, state and foreign jurisdictions. The Company’s evaluation of uncertain tax matters was performed for tax years ended through March 31, 2023. Generally, the Company is subject to audit for the years ended March 31, 2022, 2021 and 2020. The Company has elected to retain its existing accounting policy with respect to the treatment of interest and penalties attributable to income taxes, and continues to reflect interest and penalties attributable to income taxes, to the extent they arise, as a component of its income tax provision or benefit as well as its outstanding income tax assets and liabilities. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments result in a material change to its financial position.

NOTE 15 – Employee Benefit Plan

The Company has a program to contribute and administer a qualified 401(k) plan. Under the 401(k) plan, the Company matches employee contributions to the plan up to 4% of the employee’s salary. Company contributions to the plan amounted to an aggregate of $101,000 and $51,000 for the years ended March 31, 2023 and 2022, respectively.

NOTE 16 – Revenue Disaggregation

The Company generates product revenues from products which are sold into the human and animal healthcare markets, and the Company generates service revenues from laboratory testing services which are provided to medical device manufacturers.

The following table presents the Company’s disaggregated revenues by source:

	Year Ended March 31,
	2023	2022
Product
Human Care	$9,426,000	$9,010,000
Animal Care	2,500,000	3,169,000
Total Product Revenue	11,926,000	12,179,000
Service/Royalty	1,346,000	449,000
Total	$13,272,000	$12,628,000

The following table shows the Company’s revenues by geographic region:

	Year Ended March 31,
	2023	2022
United States	$3,428,000	$3,807,000
Europe	4,051,000	3,410,000
Asia	2,451,000	2,350,000
Latin America	2,383,000	2,095,000
Rest of the World	959,000	966,000
Total	$13,272,000	$12,628,000

The Company’s service revenues in Latin America amounted to $1,227,000 and $349,000 for the years ended March 31, 2023 and 2022, respectively.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of our most recent fiscal year. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2023.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2023. We concluded this because of the errors we found in our Form 10-Q for the quarter ended June 30, 2020 that were restated in our Form 10-Q/A filed on November 17, 2020. We have determined that there were inadequate spreadsheet controls, a lack of separation of duties with preparation and review of the reported numbers, and inadequate analysis of revenue reporting among other things. We also determined during the quarter ended March 31, 2021 that there were errors related to income tax withholding accruals that required a revision in these financial statements. We believe we have taken steps to correct this, but the controls have not been tested and have not been working for a sufficient period of time to remove this weakness.

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

These improvements are targeted at strengthening our internal control over financial reporting and remediating the material weaknesses. We remain committed to an effective internal control environment, and management believes that these actions and the improvements management expects to achieve as a result will effectively remediate the material weaknesses. However, the material weaknesses in our internal control over financial reporting will not be considered remediated until the controls operate for a sufficient period of time and management has concluded through testing that these controls operate effectively. As of the date of filing this Form 10-K, management is in the process of testing and evaluating these additional controls to determine whether they are operating effectively.  As announced in July 2022, we have closed our Woodstock, Georgia office and consolidated operations in Boulder, Colorado. Our Chief Financial Officer resigned in connection with the consolidation but assisted with this transition through November 18, 2022 and currently serves as our Interim Chief Financial Officer.  We have hired appropriate accounting staff in Colorado to establish effective internal controls and processes.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not finished our testing our remediated controls and sufficient time has not elapsed to make the determination these controls are operating effectively.

ITEM 9B. Other Information

Employment Agreements with our Chief Executive Officer and Chief Operating Officer

Effective June 16, 2023, we entered into an amended and restated employment agreement with our Chief Executive Officer, Amy Trombly. The amended and restated agreement provides that, in the event of termination upon change of control either without cause or for good reason, Ms. Trombly is entitled to receive, in addition to the other benefits described therein, a lump sum severance equal to one and a half times her base salary and one and a half times her target annual bonus. All other material terms of the amended and restated agreement remain unchanged from her prior employment agreement.

Also effective June 16, 2023, we amended and restated our employment agreement with Bruce Thornton, our Chief Operating Officer. Under the amended and restated agreement, Mr. Thornton will serve as Executive Vice President and Chief Operating Officer of the Company. Mr. Thornton will no longer receive a monthly car allowance; however, his base salary is adjusted to include such amount. The amended and restated agreement also provides that, in the event of termination upon change of control either without cause or for good reason, Mr. Thornton is entitled to receive, in addition to the other benefits described therein, to a lump sum severance equal to one and a half times his base salary and one and a half times his target annual bonus. The agreement further provides that upon termination for any reason, Mr. Thornton’s outstanding and vested equity awards shall remain exercisable for 18 months following termination. Either party may terminate the employment agreement for any reason upon at least 60 days prior written notice. All other material terms of his amended and restated agreement remain unchanged from his prior employment agreement.

The foregoing descriptions of the employment agreements are not complete and are qualified in their entirety by reference to the full text of the employment agreements, copies of which are filed herewith as Exhibits 10.38 and 10.39 to this Annual Report on Form 10-K and are incorporated herein by reference.

Bonus Grants

Effective June 16, 2023, the Compensation Committee of the Board of Directors approved annual bonus awards of $162,500 for Ms. Trombly and $150,000 for Mr. Thornton.

Equity Awards

On June 16, 2023, the Compensation Committee of the Board of Directors approved an equity award of 100,000 shares of the Company’s common stock to each of Ms. Trombly and Mr. Thornton, to be issued to on June 30, 2023, at a valuation based on the five day weighted trailing average of the Company’s stock price on the day of grant. In addition, the Compensation Committee also approved a one-time cash payment by the Company as reimbursement for estimated taxes payable with respect to such equity awards.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended March 31, 2023 (the “2023 Proxy Statement”).

Item 405 of Regulation S-K requires the disclosure of, based upon our review of the forms submitted to us during and with respect to our most recent fiscal year, any known failure by any director, officer, or beneficial owner of more than ten percent of any class of our securities, or any other person subject to Section 16 of the Exchange Act (“reporting person”) to file timely a report required by Section 16(a) of the Exchange Act. This disclosure is contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2023 Proxy Statement.

Code of Business Conduct

We have adopted a Code of Business Conduct that applies to all of our officers, directors, and employees, including our Chief Executive Officer, Chief Financial Officer, and other employees who perform financial or accounting functions. The Code of Business Conduct sets forth the basic principles that guide the business conduct of our employees. On January 17, 2017, our board of directors adopted changes to our Code of Business Conduct. The changes to the Code of Business Conduct were made to update the code to current best practices. In addition to some clerical changes, the Code of Business Conduct now explicitly requires employees, directors and officers to act honestly and ethically in dealing with customers, business partners and others. Furthermore, the Code of Business Conduct now explicitly extends the confidentiality and conflicts of interest requirements to directors and prohibits company loans. The Code of Business Conduct also updated the disclosure, reporting and enforcement provisions. We filed our Code of Business Conduct with the Securities and Exchange Commission as exhibit 14.1 to the current report on Form 8-K on January 23, 2017, and it is also available on our website at http://www.ir.sonomapharma.com/governance-documents. We will provide any person, without charge, copies of our Code of Business Conduct and Ethics upon request. Such requests should be in writing and addressed to: Sonoma Pharmaceuticals, Inc., Attention: Chief Financial Officer, 5445 Conestoga Court, Suite 150, Boulder, Colorado, 80301.

To date, there have been no waivers under our Code of Business Conduct. We intend to disclose future amendments to certain provisions of our Code of Business Conduct or any waivers, if and when granted, of our Code of Business Conduct on our website at http://www.sonomapharma.com within four business days following the date of such amendment or waiver.

Procedures for Nominating Directors

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors. The Board of Directors will consider candidates for director positions that are recommended by any of our stockholders. Any such recommendation for a director nomination should be provided to our Secretary. The recommended candidate should be submitted to us in writing and addressed to Sonoma Pharmaceuticals, Inc., Attention: Secretary, 5445 Conestoga Court, Suite 150, Boulder, Colorado, 80301. The recommendation should include the following information: name of candidate; address, phone and fax number of candidate; a statement signed by the candidate certifying that the candidate wishes to be considered for nomination to our Board of Directors and stating why the candidate believes that he or she would be a valuable addition to our Board of Directors; a summary of the candidate’s work experience for the prior five years and the number of shares of our stock beneficially owned by the candidate.  The Board will evaluate the recommended candidate and shall determine whether or not to proceed with the candidate in accordance with our procedures. We reserve the right to change our procedures at any time to comply with the requirements of applicable laws.

ITEM 11. Executive Compensation

The information required by this Item is incorporated by reference to the 2023 Proxy Statement.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the 2023 Proxy Statement.

The information required to be disclosed by Item 201(d) of Regulation S-K, “Securities Authorized for Issuance Under Equity Compensation Plans,” appears under the caption “Equity Compensation Plan Information” in the 2023 Proxy Statement and such information is incorporated by reference into this report.

ITEM 13. Certain Relationships, Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the 2023 Proxy Statement.

ITEM 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the 2023 Proxy Statement.

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

10.33	At-The-Market Offering Agreement, by and between the Company and Ladenburg Thalmann & Co. Inc., dated December 23, 2022 (included as exhibit 1.1 to the Company’s Current Report on Form 8-K filed on December 23, 2022, and incorporated herein by reference).
10.34	Sonoma Pharmaceuticals, Inc. Non-Employee Director Compensation Program and Stock Ownership Guidelines, revised by the Board of Directors on December 29, 2022 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 30, 2022, and incorporated herein by reference).
10.35+⸸	Exclusive Distribution and Supply Agreement, dated January 26, 2023, by and between Sonoma Pharmaceuticals, Inc. and Daewoong Pharmaceutical Co., Ltd. (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2023, and incorporated herein by reference).
10.36	Amendment to At-The-Market Offering Agreement, by and between the Company and Ladenburg Thalmann & Co. Inc., dated February 24, 2023 (included as exhibit 1.1 to the Company’s Current Report on Form 8-K filed on February 24, 2023, and incorporated herein by reference).
10.37	Consulting Agreement, by and between the Company and Jerome Dvonch, dated April 7, 2023 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 13, 2023, and incorporated herein by reference).
10.38*	Amended and Restated Employment Agreement by and between the Company and Amy Trombly, dated June 16, 2023.
10.39*	Amended and Restated Employment Agreement by and between the Company and Bruce Thornton, dated June 16, 2023.
14.1	Code of Business Conduct (included as Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on January 23, 2017, and incorporated herein by reference).
21.1	List of Subsidiaries (included as Exhibit 21.1 to the Company’s Annual Report on Form 10-K on June 28, 2017, and incorporated herein by reference).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

*	Filed herewith.
†	Confidential treatment has been granted with respect to certain portions of this agreement.
⸸	Certain portions of the exhibit have been omitted to preserve the confidentiality of such information. The Company will furnish copies of any such information to the SEC upon request.
+	The schedules to the exhibit have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any such schedules to the SEC upon request.

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

SONOMA PHARMACEUTICALS, INC.

Date: June 21, 2023	By:	/s/ Amy Trombly
Amy Trombly President and Chief Executive Officer, (Principal Executive Officer)

Date: June 21, 2023		/s/ Jerome Dvonch
Jerome Dvonch
Interim Chief Financial Officer
(Principal Financial and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Amy Trombly	President, Chief Executive Officer	June 21, 2023
Amy Trombly	(Principal Executive Officer)

/s/ Jerome Dvonch	Interim Chief Financial Officer	June 21, 2023
Jerome Dvonch	(Principal Financial and Principal Accounting Officer)

/s/ Jay Edward Birnbaum	Director	June 21, 2023
Jay Edward Birnbaum

/s/ Philippe Weigerstorfer	Director	June 21, 2023
Philippe Weigerstorfer

/s/ Jerry McLaughlin	Director	June 21, 2023
Jerry McLaughlin

