Form 10-Q
period 2023-06-30
Sonoma Pharmaceuticals, Inc.
filed 2023-08-10
CIK 1367083

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of August 10, 2023 was 5,142,769.

SONOMA PHARMACEUTICALS, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	June 30, 2023	March 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,544	$3,820
Accounts receivable, net	2,439	2,572
Inventories, net	2,730	2,858
Prepaid expenses and other current assets	4,621	4,308
Current portion of deferred consideration, net of discount	253	240
Total current assets	13,587	13,798
Property and equipment, net	485	488
Operating lease, right of use assets	354	418
Deferred tax asset	908	949
Deferred consideration, net of discount, less current portion	482	505
Other assets	77	73
Total assets	$15,893	$16,231

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,090	$841
Accrued expenses and other current liabilities	2,255	2,029
Deferred revenue	100	100
Deferred revenue Invekra	62	60
Short-term debt	301	431
Operating lease liabilities	233	256
Total current liabilities	4,041	3,717
Long-term deferred revenue Invekra	132	140
Withholding tax payable	4,357	4,235
Operating lease liabilities, less current portion	121	162
Total liabilities	8,651	8,254
Commitments and Contingencies (Note 5)
Stockholders’ Equity
Convertible preferred stock, $0.0001 par value; 714,286 shares authorized at June 30, 2023 and March 31, 2023, respectively, no shares issued and outstanding at June 30, 2023 and March 31, 2023, respectively	–	–
Common stock, $0.0001 par value; 24,000,000 shares authorized at June 30, 2023 and March 31, 2023, respectively, 5,141,596 and 4,933,550 shares issued and outstanding at June 30, 2023 and March 31, 2023, respectively (Note 7)	5	5
Additional paid-in capital	201,076	200,904
Accumulated deficit	(190,932)	(189,514)
Accumulated other comprehensive loss	(2,907)	(3,418)
Total stockholders’ equity	7,242	7,977
Total liabilities and stockholders’ equity	$15,893	$16,231

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2023	2022
Revenues	$3,427	$3,983
Cost of revenues	2,223	2,337
Gross profit	1,204	1,646
Operating expenses
Research and development	325	206
Selling, general and administrative	2,119	2,295
Total operating expenses	2,444	2,501
Loss from operations	(1,240)	(855)
Other expense, net	(211)	(67)
Loss before income taxes	(1,451)	(922)
Income tax benefit	33	35
Net loss	$(1,418)	$(887)

Net loss per share: basic and diluted	$(0.29)	$(0.29)
Weighted-average number of shares used in per common share calculations: basic and diluted	4,936	3,101
Other comprehensive loss
Net loss	$(1,418)	$(887)
Foreign currency translation adjustments	511	(65)
Comprehensive loss	$(907)	$(952)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(1,418)	$(887)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	45	31
Stock-based compensation	177	214
Deferred income tax expense	90	(40)
Changes in operating assets and liabilities:
Accounts receivable	191	(73)
Inventories	230	(175)
Deferred consideration	49	41
Prepaid expenses and other current assets	(84)	(76)
Operating lease right-of-use assets	79	31
Accounts payable	214	423
Accrued expenses and other current liabilities	180	114
Withholding tax payable	122	95
Operating lease liabilities	(79)	(94)
Deferred revenue	(11)	(1,137)
Net cash used in operating activities	(215)	(1,533)

Cash flows from investing activities:
Purchases of property and equipment	(17)	(23)
Net cash used in investing activities	(17)	(23)

Cash flows from financing activities:
Payment on ATM agreement offering	(5)	–
Principal payments on PPP loan	–	(120)
Payment of long-term deposits	–	(37)
Principal payments on short-term debt	(130)	(230)
Net cash used in financing activities	(135)	(387)
Effect of exchange rate on cash and cash equivalents	91	133
Net decrease in cash and cash equivalents	(276)	(1,810)
Cash and cash equivalents, beginning of period	3,820	7,396
Cash and cash equivalents, end of period	$3,544	$5,586

Supplemental disclosure of cash flow information:
Cash paid for interest	$5	$4
Cash paid for taxes	$–	$55

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months ended June 30, 2023 and 2022

(In thousands, except share amounts)

(Unaudited)

	Series C Preferred Stock ($0.0001 par Value)		Common Stock ($0.0001 par Value)		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance, March 31, 2023	–	$–	4,933,550	$5	$200,904	$(189,514)	$(3,418)	$7,977
Cost in connection with ATM	–	–	–	–	(5)	–	–	(5)
Employee stock-based compensation expenses	–	–	208,046	–	177	–	–	177
Foreign currency translation adjustment	–	–	–	–	–	–	511	511
Net loss	–	–	–	–	–	(1,418)	–	(1,418)
Balance, June 30, 2023	–	$–	5,141,596	$5	$201,076	$(190,932)	$(2,907)	$7,242

	Series C Preferred Stock ($0.0001 par Value)		Common Stock ($0.0001 par Value)		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance, March 31, 2022	–	$–	3,100,937	$2	$197,370	$(184,363)	$(4,312)	$8,697
Employee stock-based compensation expenses	–	–	–	–	214	–	–	214
Foreign currency translation adjustment	–	–	–	–	–	–	(65)	(65)
Net loss	–	–	–	–	–	(887)	–	(887)
Balance, June 30, 2022	–	$–	3,100,937	$2	$197,584	$(185,250)	$(4,377)	$7,959

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Rounded to nearest thousand unless specified)

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2023 and for the three months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of June 30, 2023, and the condensed consolidated statements of comprehensive income (loss), cash flows, and changes in stockholders’ equity for the three months ended June 30, 2023 and 2022 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the condensed consolidated financial position, operating results and cash flows for the periods presented. The results for the three months ended June 30, 2023 are not necessarily indicative of results to be expected for the year ending March 31, 2024 or for any future interim period. The condensed consolidated balance sheet at March 31, 2023 has been derived from audited consolidated financial statements. These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended March 31, 2023, and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on June 21, 2023.

Note 2.	Liquidity and Financial Condition

The Company reported a net loss of $1,418,000 and $887,000 for the three months ended June 30, 2023 and 2022, respectively. At June 30, 2023 and March 31, 2023, the Company’s accumulated deficit amounted to $190,932,000 and $189,514,000, respectively. The Company had working capital of $9,546,000 and $10,081,000 as of June 30, 2023 and March 31, 2023, respectively. During the three months ended June 30, 2023 and 2022, net cash used in operating activities amounted to $215,000 and $1,533,000, respectively.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Significant estimates and assumptions include reserves and write-downs related to receivables and inventories, the valuation allowance relating to the Company’s deferred tax assets, valuation of equity and the estimated amortization periods of upfront product licensing fees received from customers. Periodically, the Company evaluates and adjusts estimates accordingly.

Reclassification

During the three months ended June 30, 2023, the Company aligned its accounting policy to conform the presentation of certain costs it views as research and development efforts. These costs are now included in research and development, whereas they were previously included in cost of revenues. The three months ended June 30, 2022 has been reclassified to conform to the current period presentation. The reclassification increased research and development by $200,000 and decreased cost of revenues by the same amount. The reclassification had no impact on total operating costs, earnings from operations, net earnings, earnings per share or total equity.

Net Loss per Share

The following table provides the net loss for each period along with the computation of basic and diluted net loss per share:

	For the Three Months Ended June 30,
(In thousands, except per share data)	2023	2022
Numerator:
Net loss	$(1,418)	$(887)

Denominator:
Weighted-average number of common shares outstanding: basic and diluted	4,936	3,101

Net loss per share: basic and diluted	$(0.29)	$(0.29)

The computation of basic and diluted loss per share for the three months ended June 30, 2023 and 2022 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	June 30,
	2023	2022
Common stock to be issued upon vesting of restricted stock units	31,000	–
Common stock to be issued upon exercise of options	547,000	448,000
Common stock to be issued upon exercise of warrants	103,000	108,000
Common stock to be issued upon exercise of common stock units (1)	46,000	46,000
	727,000	602,000

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

The Company derives the majority of its revenue through sales of its products directly to end users and to distributors. The Company also sells products to a customer base, including hospitals, medical centers, doctors, pharmacies, distributors and wholesalers. The Company has also entered into agreements to license its technology and products.

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

For all of the Company’s sales to non-consignment distribution channels, revenue is recognized when control of the product is transferred to the customer (i.e. when its performance obligation is satisfied), which typically occurs when title passes to the customer upon shipment but could occur when the customer receives the product based on the terms of the agreement with the customer. For product sales to its value-added resellers, non-stocking distributors and end-user customers, the Company grants return privileges to its customers, and because the Company has a long history with its customers, the Company is able to estimate the amount of product that will be returned.  Sales incentives and other programs that the Company may make available to these customers are considered to be a form of variable consideration, and the Company maintains estimated accruals and allowances using the expected value method. With the movement of these sales to a full distributor model in fiscal year 2022, the Company no longer provides these arrangements although the Company still receives some returns from the period prior to the year ended March 31, 2023.

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

The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Other factors that the Company considers include its existing contractual obligations, historical payment patterns of its customers and individual customer circumstances, an analysis of days sales outstanding by customer and geographic region, and a review of the local economic environment and its potential impact on government funding and reimbursement practices. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts represents probable credit losses of $0 and $0 at June 30, 2023 and March 31, 2023, respectively. Additionally, at June 30, 2023 and March 31, 2023 the Company had allowances of $17,000 and $16,000, respectively, related to potential discounts, returns, distributor fees and rebates. The allowances are included in Accounts Receivable, net in the accompanying condensed consolidated balance sheets.

Inventories

Inventories are stated at the lower of cost, cost being determined on a standard cost basis (which approximates actual cost on a first-in, first-out basis), or net realizable value.

Due to changing market conditions, estimated future requirements, age of the inventories on hand and production of new products, the Company regularly reviews inventory quantities on hand and records a provision to write down excess and obsolete inventory to its estimated net realizable value. The Company recorded a provision to reduce the carrying amounts of inventories to their net realizable value in the amount of $247,000 and $236,000 at June 30, 2023 and March 31, 2023, respectively, which is included in cost of revenues on the Company’s accompanying condensed consolidated statements of comprehensive loss.

Recent Accounting Standards

Accounting standards that have been issued or proposed by the FASB, the SEC or other standard setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Note 4.	Condensed Consolidated Balance Sheet

Inventories, net

Inventories, net consist of the following:

	June 30,	March 31,
	2023	2023
Raw materials	$1,395,000	$1,764,000
Finished goods	1,335,000	1,094,000
Inventories, net	$2,730,000	$2,858,000

Leases

The Company's operating leases are comprised primarily of facility leases. The Company did not have any finance leases as of June 30, 2023 and March 31, 2023. Balance sheet information related to our leases is presented below:

	June 30,	March 31,
	2023	2023
Operating leases:
Operating lease right-of-use assets	$354,000	$418,000
Operating lease liabilities – current	233,000	256,000
Operating lease liabilities – non- current	121,000	162,000

Other information related to leases is presented below:

Three Months Ended June 30, 2023
Operating lease cost	$103,000
Other information:
Operating cash flows from operating leases	(79,000)
Weighted-average remaining lease term – operating leases (in months)	17.40
Weighted-average discount rate – operating leases	6.00%

As of June 30, 2023, the annual minimum lease payments of our operating lease liabilities were as follows:

For Years Ending March 31,
2024 (excluding the three months ended June 30, 2023)	$239,000
2025	141,000
2026	16,000
Total future minimum lease payments, undiscounted	396,000
Less: imputed interest	(42,000)
Present value of future minimum lease payments	$354,000

Note 5.	Commitments and Contingencies

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

Employment Agreements

The Company has employment agreements in place with two of its key executives. These executive employment agreements provide, among other things, for the payment of up to eighteen months of severance compensation for terminations under certain circumstances.

Amendments

On June 16, 2023, we entered into an amended and restated employment agreement with our Chief Executive Officer, Amy Trombly. The amended and restated agreement provides that, in the event of termination upon change of control either without cause or for good reason, Ms. Trombly is entitled to receive, in addition to the other benefits described therein, a lump sum severance equal to one and a half times her base salary and one and a half times her target annual bonus. All other material terms of the amended and restated agreement remain unchanged from her prior employment agreement.

On June 16, 2023, we amended and restated our employment agreement with Bruce Thornton, our Chief Operating Officer. Under the amended and restated agreement, Mr. Thornton will serve as Executive Vice President and Chief Operating Officer of the Company. Mr. Thornton will no longer receive a monthly car allowance; however, his base salary is adjusted to include such amount. The amended and restated agreement also provides that, in the event of termination upon change of control either without cause or for good reason, Mr. Thornton is entitled to receive, in addition to the other benefits described therein, to a lump sum severance equal to one and a half times his base salary and one and a half times his target annual bonus. The agreement further provides that upon termination for any reason, Mr. Thornton’s outstanding and vested equity awards shall remain exercisable for 18 months following termination. Either party may terminate the employment agreement for any reason upon at least 60 days prior written notice. All other material terms of his amended and restated agreement remain unchanged from his prior employment agreement.

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

As of June 30, 2023, with respect to these agreements, aggregated annual salaries is $586,000 and potential severance payments to these key executives is $1,300,000, if triggered.

Related Party Transactions

During the three months ended June 30, 2023 and 2022, the Company incurred $0 and $27,000, respectively, in legal services from Trombly Business Law, PC. The Chief Executive Officer of the Company, Ms. Trombly is the owner of Trombly Business Law, PC, which was retained by the Company to advise on certain corporate and securities law matters. The Company ceased using Trombly Business Law, PC in July 2022.

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

On February 1, 2023, the Company entered into a note agreement for $453,000 with an interest rate of 8.98% per annum with final payment on January 1, 2024. This instrument was issued in connection with financing insurance premiums. The note is payable in eleven monthly installment payments of principal and interest of $43,000, with the first installment beginning March 1, 2023.

Note 7.	Stockholders’ Equity

Authorized Capital

The Company is authorized to issue up to 24,000,000 shares of common stock with a par value of $0.0001 per share and 714,286 shares of convertible preferred stock with a par value of $0.0001 per share.

Note 8.	Stock-Based Compensation

For the three months ended June 30, 2023 and 2022, the Company incurred $177,000 and $214,000 of stock-based compensation expense, respectively. All stock-based compensation incurred is included in selling, general and administrative expense in the accompanying condensed consolidated statements of comprehensive loss.

At June 30, 2023, there was unrecognized compensation costs of $493,000 related to stock options which is expected to be recognized over a weighted-average amortization period of 1.36 years.

Stock options award activity is as follows:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at April 1, 2023	565,000	$8.84
Options forfeited	(15,000)	1.46
Options expired	(3,000)	4.60
Outstanding at June 30, 2023	547,000	$11.92
Exercisable at June 30, 2023	252,000	$2.50

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock, or $1.07 per share at June 30, 2023.

Restricted stock award activity is as follows:

	Number of Shares	Weighted Average Award Date Fair Value per Share
Unvested restricted stock awards outstanding at April 1, 2023	–	$–
Restricted stock awards granted	239,000	1.06
Restricted stock awards vested	(208,000)	1.08
Unvested restricted stock awards outstanding at June 30, 2023	31,000	$0.94

The Company did not capitalize any cost associated with stock-based compensation.

The Company issues new shares of common stock upon exercise of stock options or release of restricted stock awards.

Note 9.	Income Taxes

At the end of each interim reporting period, the Company determines the income tax provision by using an estimate of the annual effective tax rate, adjusted for discrete items occurring in the quarter.

Our effective tax rate for the three months ended June 30, 2023 was 2.1%. The Company’s effective tax rate for the three months ended June 30, 2023 differed from the federal statutory tax rate of 21% primarily due to the valuation allowance recognized against deferred tax assets in the U.S. and Netherlands.

Judgment is required in determining whether deferred tax assets will be realized in full or in part. Management assesses the available positive and negative evidence on a jurisdictional basis to estimate if deferred tax assets will be recognized and when it is more likely than not that all or some deferred tax assets will not be realized, and a valuation allowance must be established. As of June 30, 2023, the Company continues to maintain a valuation allowance in the U.S. and Netherlands.

Note 10.	Revenue Disaggregation

The Company generates product revenues from products which are sold into the human and animal healthcare markets, and the Company generates service revenues from laboratory testing services which are provided to medical device manufacturers.

The following table presents the Company’s disaggregated revenues by source:

	Three Months Ended June 30,
Product	2023	2022
Human Care	$2,750,000	$2,168,000
Animal Care	578,000	787,000
Total Product	3,328,000	2,955,000
Service and Royalty	99,000	1,028,000
Total	$3,427,000	$3,983,000

The following table shows the Company’s revenues by geographic region:

	Three Months Ended June 30,
	2023	2022
United States	$806,000	$871,000
Europe	1,070,000	841,000
Asia	862,000	920,000
Latin America	487,000	1,048,000
Rest of the World	202,000	303,000
Total	$3,427,000	$3,983,000

The Company’s service revenues in Latin America amounted to $99,000 and $1,028,000 for the three months ended June 30, 2023 and 2022, respectively.

Note 11.	Significant Customer Concentrations

For the three months ended June 30, 2023, customer A represented 15%, customer B represented 14%, and customer C represented 14% of net revenue. For the three months ended June 30, 2022, customer A represented 15% and customer B represented 26% of net revenue.

At June 30, 2023, customer D represented 21%, customer A represented 15%, and customer C represented 11% of the net accounts receivable balance. At June 30, 2022 customer A represented 25% and customer D represented 18% of the net accounts receivable balance.

Note 12.	Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date the condensed consolidated financial statements were issued.

None.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as of June 30, 2023 and our audited consolidated financial statements for the year ended March 31, 2023 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 21, 2023.

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “anticipate,” “suggest,” “estimate,” “plan,” “aim,” “seek,” “project,” “continue,” “ongoing,” “potential,” “expect,” “predict,” “believe,” “intend,” “may,” “will,” “should,” “could,” “would,” “likely,” “proposal,” and similar expressions are intended to identify forward-looking statements.

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

On April 11, 2023, we introduced a new pediatric dermatology and wound care product for over-the-counter use, Pediacyn™ All Natural Skin Care & First Aid For Children.

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

On April 11, 2023, we launched Podiacyn™ Advanced Everyday Foot Care direct to consumers for over-the-counter use in the United States, intended for management of foot odors, infections, and irritations, as well as daily foot health and hygiene. Podiacyn is available through Amazon.com, our online store and third-party distributors.

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

On July 31, 2021, we granted MicroSafe the non-exclusive right to sell and distribute Nanocyn in the United States provided that MicroSafe secure U.S. EPA approval. In April of 2022, MicroSafe secured the EPA approval for Nanocyn® Disinfectant & Sanitizer, meaning that it can now be sold in the United States as a surface disinfectant, and it was subsequently added to the EPA’s list N for use against COVID-19. In June 2022, the EPA added Nanocyn to List Q as a disinfectant for Emerging Viral Pathogens, including Ebola virus, Mpox, and SARS-CoV-2, and in March 2023 added Nanocyn to Lists G and H, for use against Methicillin Resistant Staphylococcus Aureus (MRSA), Salmonella, Norovirus, Poliovirus, and as a fungicide. Nanocyn also received the Green Seal® Certification after surpassing a series of rigorous standards that measure environmental health, sustainability and product performance. Nanocyn is a hospital-grade disinfectant manufactured by us using our patented HOCl technology. Nanocyn is currently sold by MicroSafe in Europe, the Middle East and Australia.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

Revenue

The following table shows our consolidated total revenue and revenue by geographic region for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
(In thousands)	2023	2022	$ Change	% Change
United States	$806,000	$871,000	$(65,000)	(7%	)
Europe	1,070,000	841,000	229,000	27%
Asia	862,000	920,000	(58,000)	(6%	)
Latin America	487,000	1,048,000	(561,000)	(54%	)
Rest of the World	202,000	303,000	(101,000)	(33%	)
Total	$3,427,000	$3,983,000	$(556,000)	(14%	)

The decrease in United States revenues for the three months ended June 30, 2023 compared to the same period in the prior year of $65,000, is primarily the result of a slight decline in animal health over-the-counter sales.

The increase in Europe revenue for the three months ended June 30, 2023 compared to the same period in the prior year of $229,000 was due to increased demand for our products and selling them in different parts of Europe.

Revenues related to Asia are derived from our international distributors and tend to be choppy when viewed on a quarterly basis due to customers placing larger but less frequent orders to benefit from quantity discounts and reduced shipping costs when ordering sufficient quantities to fill standard sized shipping containers.

The decrease in Latin America revenue for the three months ended June 30, 2023 was primarily the result of service revenue from selling machinery to a customer for $750,000 in the prior period which management expects to be a one-time event.

Revenues related to Rest of World are derived from our international distributors and tend to be choppy when viewed on a quarterly basis due to customers placing larger but less frequent orders to benefit from quantity discounts and reduced shipping costs when ordering sufficient quantities to fill standard sized shipping containers.

Cost of Revenue and Gross Profit

The cost of revenue and gross profit metrics are as follows:

	Three Months ended June 30,
(In thousands, except for percentages)	2023	2022	$ Change	% Change
Cost of Revenue	$2,223	$2,337	$(114)	(5)%
Cost of Revenue as a % of Revenue	65%	59%
Gross Profit	$1,204	$1,646	$(442)	(27)%
Gross Profit as a % of Revenue	35%	41%

The decline in the gross margin is the result of the one-time event last year of selling machinery to a customer, and changes in product mix and territories to which products are shipped.

Research and Development Expense

The research and development metrics are as follows:

	Three Months ended June 30,
(In thousands, except for percentages)	2023	2022	$ Change	% Change
Research and Development Expense	$325	$206	$119	58%
Research and Development Expense as a % of Revenue	9%	5%

For the three months ended June 30, 2023, research and development expenses increased as a result of clinical expenses.

Selling, General and Administrative Expense

The selling, general and administrative expense metrics are as follows:

	Three Months ended June 30,
(In thousands, except for percentages)	2023	2022	$ Change	% Change
Selling, General and Administrative Expense	$2,119	$2,295	$(176)	(8%	)
Selling, General and Administrative Expense as a % of Revenue	62%	58%

Selling, general and administrative expenses were essentially flat for the three months ended June 30, 2023 as compared to the previous year. Revenues were down 14% when comparing the quarter ended June 30, 2023 to the quarter ended June 30, 2022, resulting in an increase in selling, general and administrative expenses as a percentage of revenues.

Other Expense, net

Other expense, net for the three months ended June 30, 2023 of $211,000 increased by $144,000 when compared to other expense, net of $67,000 for the three months ended June 30, 2022. The increase in other expense, net relates primarily to fluctuations in foreign exchange.

Net Loss

The following table provides the net loss for each period along with the computation of basic and diluted net loss per share:

	For the Three Months Ended June 30,
(In thousands, except per share data)	2023	2022
Numerator:
Net loss	$(1,418)	$(887)

Denominator:
Weighted-average number of common shares outstanding: basic and diluted	4,936	3,101

Net loss per share: basic and diluted	$(0.29)	$(0.29)

Liquidity and Capital Resources

We reported a net loss of $1,418,000 and $887,000 for the three months ended June 30, 2023 and 2022, respectively. At June 30, 2023 and March 31, 2023, our accumulated deficit amounted to $190,932,000 and $189,514,000, respectively. We had working capital of $9,546,000 and $10,081,000 as of June 30, 2023 and March 31, 2022, respectively.

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

Sources of Liquidity

As of June 30, 2023, we had cash and cash equivalents of $3,544,000. Since our inception, substantially all of our operations have been financed through sales of equity securities. Other sources of financing that we have used to date include our revenues, as well as various loans and the sale of certain assets to Invekra, Petagon, Microsafe and Infinity Labs.

Cash Flows

The following table presents a summary of our consolidated cash flows for operating, investing and financing activities for the three months ended June 30, 2023 and 2022 as well balances of cash and cash equivalents and working capital:

	Three Months ended June 30,
(In thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$(215)	$(1,533)
Investing activities	(17)	(23)
Financing activities	(135)	(387)
Effect of exchange rates on cash	91	133
Net change in cash and cash equivalents	(276)	(1,810)
Cash and cash equivalents, beginning of the period	3,820	7,396
Cash and cash equivalents, end of the period	$3,544	$5,586
Working capital (1), end of period	$9,546	$9,963

(1)	Defined as current assets minus current liabilities.

As of June 30, 2023, we had cash and cash equivalents of $3,544,000, compared to $5,586,000 as of June 30, 2022.

Net cash used by operating activities during the three months ended June 30, 2023 was $215,000, primarily due to a net loss of $1,418,000 offset by stock related compensation expense of $177,000, increase in accounts receivable of $191,000, increase in inventory of $230,000 and a combined increase in accounts payable and accrued liabilities of $394,000.

Net cash used by operating activities during the three months ended June 30, 2022 was $1,533,000, primarily due to a net loss of $887,000 and a decrease in deferred revenue.

Net cash used in investing activities was $17,000 for three months ended June 30, 2023, primarily related to the purchase of equipment.

Net cash used in investing activities was $23,000 for three months ended June 30, 2022, primarily related to the purchase of equipment.

Net cash used in financing activities was $135,000 for the three months ended June 30, 2023, primarily related to principal payments on a short-term loan related to financing of insurance premiums.

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

As we have previously discussed in our annual report on Form 10-K filed with the SEC on June 21, 2023, we face a substantial Mexico tax liability, intercompany debt, unpaid technical assistance charges and accrued interest. These amounts are not due until 2027. At this time, management believes there are sufficient assets on the balance sheet to more than cover any tax obligation without interrupting our operations or business. We have engaged tax professionals to review all options to limit our exposure to these amounts and to proceed in a manner that is most advantageous to us.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of our most recent fiscal quarter. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2023.

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

Management’s Remediation Measures

Management, with oversight from the Audit Committee of our Board of Directors, is actively engaged in remediation efforts to address the material weaknesses identified in the management’s evaluation of internal controls and procedures. Management has taken a number of actions to remediate the material weaknesses described above, including the following:

•	Improved monitoring and risk assessment activities to address these control deficiencies.
•	Hired an interim Chief Financial Officer in April 2023 and a Controller in July 2023.
•	Separated the preparation of the financial reports from review of the financial reports.
•	Implemented additional process-level controls over revenue recognition of new contracts.
•	Developed and delivered further internal controls training to individuals associated with these control deficiencies and enhanced training provided to all personnel who have financial reporting or internal control responsibilities in these areas. The training includes a review of individual roles and responsibilities related to internal controls, proper oversight and reemphasizes the importance of completing the control procedures.
•	Did a detailed review of income taxes and our intercompany agreements which uncovered the fact that we should be accruing withholding taxes that will be paid to Mexico when intercompany interest and Technical Assistance payments are made to Mexico from the United States and that we will not be eligible for a tax credit in the United States because of our Net Operating Loss positions.

These improvements are targeted at strengthening our internal control over financial reporting and remediating the material weaknesses. We remain committed to an effective internal control environment and management believes that these actions and the improvements management expects to achieve as a result, will effectively remediate the material weaknesses. However, the material weaknesses in our internal control over financial reporting will not be considered remediated until the controls operate for a sufficient period of time and management has concluded, through testing that these controls operate effectively. As of the date of filing this Quarterly Report on Form 10-Q, management is in the process of testing and evaluating these additional controls to determine whether they are operating effectively. We have hired appropriate accounting staff to establish effective internal controls and processes.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not finished our testing our remediated controls and sufficient time has not elapsed to make the determination these controls are operating effectively.

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

There have been no material changes from risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended March 31, 2023, as filed with the SEC June 21, 2023.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue any unregistered securities during the quarter ended June 30, 2023 and through August 10, 2023.

Item 3.	Default Upon Senior Securities

We did not default upon any senior securities during the quarter ended June 30, 2023.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Index

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., effective January 30, 2006 (included as exhibit 3.1 of the Company’s Annual Report on Form 10-K filed June 20, 2007, and incorporated herein by reference).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., effective October 22, 2008 (included as exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 21, 2008, and incorporated herein by reference).
3.4	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective March 29, 2013 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 22, 2013, and incorporated herein by reference).
3.5	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective December 4, 2014 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 8, 2014, and incorporated herein by reference).
3.6	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective October 22, 2015 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 27, 2015, and incorporated herein by reference).
3.7	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective June 24, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 28, 2016, and incorporated herein by reference).
3.8	Certificate of Amendment of Restated Certificate of Incorporation of Sonoma Pharmaceuticals, Inc., as amended, effective December 6, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 7, 2016, and incorporated herein by reference).
3.9	Amended and Restated Bylaws, as amended, of Sonoma Pharmaceuticals, Inc., effective December 6, 2016 (included as exhibit 3.2 to the Company’s Current Report on Form 8-K filed December 7, 2016, and incorporated herein by reference).
3.10	Certificate of Designation of Preferences, Rights and Limitations of Series A 0% Convertible Preferred Stock, filed with the Delaware Secretary of State on April 24, 2012 (included as exhibit 4.2 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).
3.11	Certificate of Designation of Series B Preferred Stock, effective October 18, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 21, 2016, and incorporated herein by references).
3.12	Certificate of Amendment of Restated Certificate of Incorporation of Sonoma Pharmaceuticals, Inc., as amended, effective June 19, 2019 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 19, 2019, and incorporated herein by reference).
4.1	Specimen Common Stock Certificate (included as exhibit 4.1 to the Company’s Annual Report on Form 10-K filed June 28, 2017, and incorporated herein by reference).
4.2	Section 382 Rights Agreement, dated as of October 18, 2016, between Oculus Innovative Sciences, Inc. and Computershare Inc., which includes the Form of Certificate of Designation of Series B Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 21, 2016, and incorporated herein by reference).
4.3	Form of Placement Agent Warrant granted to Dawson James Securities, Inc. and The Benchmark Company, LLC in connection with the March 2, 2018 public offering, dated March 6, 2018 (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 6, 2018, and incorporated herein by reference).
4.4	Form of Placement Agent Warrant granted to Dawson James Securities, Inc. in connection with the November 2019 public offering (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 29, 2019, and incorporated herein by reference).
10.1	Form of Indemnification Agreement between Oculus Innovative Sciences, Inc. and its officers and directors (included as exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.2	Office Lease Agreement, dated May 18, 2006, between Oculus Technologies of Mexico, S.A. de C.V. and Antonio Sergio Arturo Fernandez Valenzuela (translated from Spanish) (included as exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

10.3	Office Lease Agreement, dated July 2003, between Oculus Innovative Sciences, B.V. and Artikona Holding B.V. (translated from Dutch) (included as exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.4	Form of Director Agreement (included as exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.5	Amended and Restated Oculus Innovative Sciences, Inc. 2006 Stock Incentive Plan and related form stock option plan agreements (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 2, 2007, and incorporated herein by reference).
10.6	Amendment to Office Lease Agreement, effective February 15, 2008, by and between Oculus Innovative Sciences Netherlands B.V. and Artikona Holding B.V. (translated from Dutch) (included as exhibit 10.44 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).
10.7	Oculus Innovative Sciences, Inc. 2011 Stock Incentive Plan (included as exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2011, and incorporated herein by reference).
10.8†	Exclusive Sales and Distribution Agreement, dated November 6, 2015, by and between Oculus Innovative Sciences, Inc. and Manna Pro Products, LLC (included as exhibit 10.1 to the Company’s 8-K filed March 23, 2016 and incorporated herein by reference).
10.9†	Asset Purchase Agreement dated October 27, 2016, between Oculus Innovative Sciences, Inc. and Invekra, S.A.P.I de C.V. (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 31, 2016, and incorporated herein by reference).
10.10†	Amendment Agreement to Acquisition Option dated October 27, 2016, by and between More Pharma Corporation S. de R.L. de C.V. and Oculus Technologies of Mexico, S.A. de C.V. (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 31, 2016, and incorporated herein by reference).
10.11	2016 Equity Incentive Plan (included as exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2016, and incorporated herein by reference).
10.12	Securities Purchase Agreement entered into by and between Sonoma Pharmaceuticals, Inc. and Montreux Equity Partners V, L.P., dated March 1, 2018 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 6, 2018, and incorporated herein by reference).
10.13†	Exclusive License and Distribution Agreement entered into by and between Sonoma Pharmaceuticals, Inc. and EMS.S.A., dated June 4, 2018 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 5, 2018, and incorporated herein by reference).
10.14	Warrant Agency Agreement entered into by and among Sonoma Pharmaceuticals, Inc., Computershare, Inc. and Computershare Trust Company, N.A., dated November 21, 2018 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 21, 2018, and incorporated herein by reference).
10.15⸸+	Asset Purchase Agreement dated May 14, 2019, between Sonoma Pharmaceuticals, Inc. and Petagon, Ltd. (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 22, 2019, and incorporated herein by reference).
10.16⸸+	Asset Purchase Agreement dated February 21, 2020, between Sonoma Pharmaceuticals, Inc. and MicroSafe Group, DMCC (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 27, 2020, and incorporated herein by reference.)
10.17⸸+	License, Distribution and Supply Agreement by and between Sonoma Pharmaceuticals, Inc. and Brill International, S.L. dated May 19, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 26, 2020, and incorporated herein by reference.)
10.18	Consulting Agreement between the Company and Dr. Robert Northey, dated May 30, 2020. (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 4, 2020, and incorporated herein by reference.)
10.19⸸+	Asset Purchase Agreement between the Company and Infinity Labs SD, Inc., dated June 24, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 30, 2020, and incorporated herein by reference.)
10.20+	Woodstock Lease Agreement between the Company and Fowler Crossing Partners, LP, dated October 1, 2018.
10.21⸸	Licensing Agreement between Sonoma Pharmaceuticals, Inc. and MicroSafe Group, effective July 27, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 6, 2020, and incorporated herein by reference).
10.22⸸	Licensing and Distribution Agreement between Sonoma Pharmaceuticals, Inc. and Gabriel Science, LLC, effective December 14, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2020, and incorporated herein by reference).
10.23⸸	Exclusive Supply and Distribution Agreement between the Company and EMC Pharma, LLC, dated March 26, 2021 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 31, 2021, and incorporated herein by reference).
10.24	Amended and Restated Employment Agreement by and between the Company and Amy Trombly, dated June 16, 2023 (included as exhibit 10.38 to the Company’s Current Report on Form 10-K filed on June 21, 2023, and incorporated herein by reference).
10.25	Amended and Restated Employment Agreement by and between the Company and Bruce Thornton, dated June 16, 2023 (included as exhibit 10.39 to the Company’s Current Report on Form 8-K filed on June 21, 2023, and incorporated herein by reference).

10.26	At-The-Market Offering Agreement, by and between the Company and H.C. Wainwright & Co., LLC, dated July 30, 2021 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 30, 2021, and incorporated herein by reference).
10.27	2021 Equity Incentive Plan (included as appendix on the Company’s proxy statement filed on July 29, 2021 and incorporated herein by reference).
10.28+⸸	Exclusive License and Distribution Agreement between the Company and Dyamed Biotech Pte Ltd., dated November 4, 2021 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 9, 2021, and incorporated herein by reference).
10.29+⸸	Non-Exclusive Distribution and Supply Agreement between the Company and Salus Medical, LLC dated January 19, 2022 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 20, 2022, and incorporated herein by reference).
10.30+⸸	Exclusive License and Distribution Agreement between Sonoma Pharmaceuticals, Inc. and Anlicare International dated January 18, 2022 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 20, 2022, and incorporated herein by reference).
10.31	At-The-Market Offering Agreement, by and between the Company and Ladenburg Thalmann & Co. Inc., dated December 23, 2022 (included as exhibit 1.1 to the Company’s Current Report on Form 8-K filed on December 23, 2022, and incorporated herein by reference).
10.32	Sonoma Pharmaceuticals, Inc. Non-Employee Director Compensation Program and Stock Ownership Guidelines, revised by the Board of Directors on December 29, 2022 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 30, 2022, and incorporated herein by reference).
10.33+⸸	Exclusive Distribution and Supply Agreement, dated January 26, 2023, by and between Sonoma Pharmaceuticals, Inc. and Daewoong Pharmaceutical Co., Ltd. (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2023, and incorporated herein by reference).
10.34	Amendment to At-The-Market Offering Agreement, by and between the Company and Ladenburg Thalmann & Co. Inc., dated February 24, 2023 (included as exhibit 1.1 to the Company’s Current Report on Form 8-K filed on February 24, 2023, and incorporated herein by reference).
10.35	Consulting Agreement, by and between the Company and Jerome Dvonch, dated April 7, 2023 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 13, 2023, and incorporated herein by reference).
10.36	Offer letter to John Dal Poggetto dated July 11, 2023 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 14, 2023, and incorporated herein by reference).
10.37	Consulting Agreement, by and between the Company and Jerome Dvonch Consulting, LLC, effective August 15, 2023 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 14, 2023, and incorporated herein by reference).
14.1	Code of Business Conduct (included as Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on January 23, 2017, and incorporated herein by reference).
21.1	List of Subsidiaries (included as Exhibit 21.1 to the Company’s Annual Report on Form 10-K on June 28, 2017, and incorporated herein by reference).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

*	Filed herewith.
†	Confidential treatment has been granted with respect to certain portions of this agreement.
⸸	Certain portions of the exhibit have been omitted to preserve the confidentiality of such information. The Company will furnish copies of any such information to the SEC upon request.
+	The schedules to the exhibit have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any such schedules to the SEC upon request.

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

Date: August 10, 2023	By:	/s/ Amy Trombly
Amy Trombly President and Chief Executive Officer, (Principal Executive Officer)

Date: August 10, 2023		/s/ Jerome Dvonch
Jerome Dvonch
Interim Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

