Form 10-Q
period 2023-09-30
Sonoma Pharmaceuticals, Inc.
filed 2023-11-13
CIK 1367083

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of November 9, 2023 was 13,679,333.

SONOMA PHARMACEUTICALS, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	September 30, 2023	March 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,137	$3,820
Accounts receivable, net	2,223	2,572
Inventories, net	2,513	2,858
Prepaid expenses and other current assets	4,395	4,308
Current portion of deferred consideration, net of discount	248	240
Total current assets	11,516	13,798
Property and equipment, net	433	488
Operating lease, right of use assets	350	418
Deferred tax asset	840	949
Deferred consideration, net of discount, less current portion	421	505
Other assets	75	73
Total assets	$13,635	$16,231

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$987	$841
Accrued expenses and other current liabilities	1,702	2,029
Deferred revenue	101	100
Deferred revenue Invekra	61	60
Short-term debt	172	431
Operating lease liabilities	216	256
Total current liabilities	3,239	3,717
Long-term deferred revenue Invekra	114	140
Withholding tax payable	4,473	4,235
Operating lease liabilities, less current portion	134	162
Total liabilities	7,960	8,254
Commitments and Contingencies (Note 5)
Stockholders’ Equity
Convertible preferred stock, $0.0001 par value; 714,286 shares authorized at September 30, 2023 and March 31, 2023, respectively, no shares issued and outstanding at September 30, 2023 and March 31, 2023, respectively	–	–
Common stock, $0.0001 par value; 24,000,000 shares authorized at September 30, 2023 and March 31, 2023, respectively, 5,179,333 and 4,933,550 shares issued and outstanding at September 30, 2023 and March 31, 2023, respectively (Note 7)	1	5
Additional paid-in capital	201,210	200,904
Accumulated deficit	(192,416)	(189,514)
Accumulated other comprehensive loss	(3,120)	(3,418)
Total stockholders’ equity	5,675	7,977
Total liabilities and stockholders’ equity	$13,635	$16,231

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Revenues	$2,731	$3,331	$6,158	$7,314
Cost of revenues	1,741	1,795	3,964	4,132
Gross profit	990	1,536	2,194	3,182
Operating expenses
Research and development	536	200	861	406
Selling, general and administrative	1,662	2,067	3,781	4,362
Total operating expenses	2,198	2,267	4,642	4,768
Loss from operations	(1,208)	(731)	(2,448)	(1,586)
Other expense, net	(90)	(186)	(301)	(253)
Loss before income taxes	(1,298)	(917)	(2,749)	(1,839)
Income tax expense	(186)	(100)	(153)	(65)
Net loss	$(1,484)	$(1,017)	$(2,902)	$(1,904)

Net loss per share: basic and diluted	$(0.29)	$(0.33)	$(0.57)	$(0.61)
Weighted-average number of shares: basic and diluted	5,164	3,101	5,051	3,101

Other comprehensive loss
Net loss	$(1,484)	$(1,017)	$(2,902)	$(1,904)
Foreign currency translation adjustments	(213)	(34)	298	(99)
Comprehensive loss	$(1,697)	$(1,051)	$(2,604)	$(2,003)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(2,902)	$(1,904)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	90	59
Stock-based compensation	307	327
Deferred tax asset	144	(139)
Changes in operating assets and liabilities:
Accounts receivable	375	(160)
Inventories	403	(447)
Deferred consideration	104	82
Prepaid expenses and other current assets	47	397
Operating lease right-of-use assets	79	21
Accounts payable	132	(558)
Accrued expenses and other current liabilities	(353)	(44)
Withholding tax payable	238	175
Operating lease liabilities	(79)	(23)
Deferred revenue	(31)	(1,149)
Net cash used in operating activities	(1,446)	(3,363)

Cash flows from investing activities:
Purchases of property and equipment	(19)	(48)
Deposits	–	(162)
Net cash used in investing activities	(19)	(210)

Cash flows from financing activities:
Payment on ATM agreement offering	(5)	–
Payments on PPP Loan	–	(120)
Proceeds from debt	–	15
Principal payments on short-term debt	(259)	(460)
Net cash used in financing activities	(264)	(565)
Effect of exchange rate on cash and cash equivalents	46	93
Net decrease in cash and cash equivalents	(1,683)	(4,045)
Cash and cash equivalents, beginning of period	3,820	7,396
Cash and cash equivalents, end of period	$2,137	$3,351

Supplemental disclosure of cash flow information:
Cash paid for interest	$10	$8

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months ended September 30, 2023 and 2022

(In thousands, except share amounts)

(Unaudited)

	Common Stock ($0.0001 par Value)		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance, March 31, 2023	4,933,550	$5	$200,904	$(189,514)	$(3,418)	$7,977
Cost in connection with ATM	–	–	(5)	–	–	(5)
Employee stock-based compensation expenses	208,046	–	177	–	–	177
Foreign currency translation adjustment	–	–	–	–	511	511
Net loss	–	–	–	(1,418)	–	(1,418)
Balance, June 30, 2023	5,141,596	$5	$201,076	$(190,932)	$(2,907)	$7,242
Adjustment to correct par value	–	(4)	4	–	–	–
Employee stock-based compensation expenses	37,737	–	130	–	–	130
Foreign currency translation adjustment	–	–	–	–	(213)	(213)
Net loss	–	–	–	(1,484)	–	(1,484)
Balance, September 30, 2023	5,179,333	$1	$201,210	$(192,416)	$(3,120)	$5,675

	Common Stock ($0.0001 par Value)		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance March 31, 2022	3,100,937	$2	$197,370	$(184,363)	$(4,312)	$8,697
Employee stock-based compensation expenses	–	–	214	–	–	214
Foreign currency translation adjustment	–	–	–	–	(65)	(65)
Net loss	–	–	–	(887)	–	(887)
Balance, June 30, 2022	3,100,937	$2	$197,584	$(185,250)	$(4,377)	$7,959
Employee stock-based compensation expense	–	–	108	–	–	108
Stock based compensation related to issuance of restricted common stock	2,035	–	5	–	–	5
Foreign currency translation adjustment	–	–	–	–	(34)	(34)
Net loss	–	–	–	(1,017)	–	(1,017)
Balance, September 30, 2022	3,102,972	$2	$197,697	$(186,267)	$(4,411)	$7,021

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Rounded to nearest thousand unless specified)

(Unaudited)

Note 1.	Organization and Recent Developments

Organization

Sonoma Pharmaceuticals, Inc. (the “Company”) was incorporated under the laws of the State of California in April 1999 and was reincorporated under the laws of the State of Delaware in December 2006. The Company moved its principal office to Woodstock, Georgia from Petaluma, California in June 2020 and to Boulder, Colorado in October 2022. The Company is a global healthcare leader for developing and producing stabilized hypochlorous acid (“HOCl”) products for a wide range of applications, including wound care, eye, oral and nasal care, dermatological conditions, podiatry, animal health care, and as a non-toxic disinfectant. The Company’s products reduce infections, scarring and harmful inflammatory responses in a safe and effective manner. In-vitro and clinical studies of HOCl show it to have impressive antipruritic, antimicrobial, antiviral and anti-inflammatory properties. The Company’s stabilized HOCl immediately relieves itch and pain, kills pathogens and breaks down biofilm, does not sting or irritate skin and oxygenates the cells in the area treated assisting the body in its natural healing process. The Company sells its products either directly or via partners in 55 countries worldwide.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and are in the form prescribed by the Securities and Exchange Commission (the “SEC”) in instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods indicated. All material intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended March 31, 2023, and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on June 21, 2023.

Note 2.	Liquidity and Financial Condition

The Company reported a net loss of $1,484,000 and $1,017,000 for the three months ended September 30, 2023 and 2022, respectively, and $2,902,000 and $1,904,000 for the six months ended September 30, 2023 and 2022, respectively. At September 30, 2023 and March 31, 2023, the Company’s accumulated deficit amounted to $192,416,000 and $189,514,000, respectively. The Company had working capital of $8,277,000 and $10,081,000 as of September 30, 2023 and March 31, 2023, respectively. The cash balance at September 30, 2023 and March 31, 2023 was $2,137,000 and $3,820,000, respectively. During the six months ended September 30, 2023 and 2022, net cash used in operating activities amounted to $1,446,000 and $3,363,000, respectively.

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

Reclassification

During the three and six months ended September 30, 2023, the Company aligned its accounting policy and conformed its prior presentation of certain costs it views as research and development efforts. These costs are now included in research and development, whereas they were previously included in cost of revenues. During the three and six months ended September 30, 2022, the Company reclassified $200,000 and $400,000, respectively, from cost of revenues to research and development. The reclassification in the prior periods increased research and development and decreased cost of revenues by the same amount. The reclassification had no impact on total operating costs, earnings from operations, net earnings, earnings per share or total equity.

Net Loss per Share

The following table provides the net loss for each period along with the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except per share data)	2023	2022	2023	2022
Numerator:
Net loss	$(1,484)	$(1,017)	$(2,902)	$(1,904)

Denominator:
Weighted-average number of common shares outstanding: basic and diluted	5,164	3,101	5,051	3,101

Net loss per share: basic and diluted	$(0.29)	$(0.33)	$(0.57)	$(0.61)

The computation of basic loss per share for the three and six months ended September 30, 2023, and 2022 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Stock options	519	406	519	406
Warrants	103	108	103	108
Common stock units (1)	46	46	46	46
	668	560	668	560

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

The Company assessed the promised goods and services in the technical support to Invekra for a ten-year period as being a distinct service that Invekra can benefit from on its own and as separately identifiable from any other promises within the contract. Given that the distinct service is not substantially the same as other goods and services within the Invekra contract, the Company accounted for the distinct service as a performance obligation.

Accounts Receivable

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts, and sales returns. Estimates for cash discounts and sales returns are based on analysis of contractual terms and historical trends.

The Company’s policy is to reserve for uncollectible accounts based on its best estimate of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Other factors that the Company considers include its existing contractual obligations, historical payment patterns of its customers and individual customer circumstances, an analysis of days sales outstanding by customer and geographic region, and a review of the local economic environment and its potential impact on government funding and reimbursement practices. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company did not deem it necessary to record an allowance for doubtful accounts for probable credit losses at September 30, 2023 and March 31, 2023. Additionally, at September 30, 2023 and March 31, 2023 the Company has allowances of $24,000 and $16,000, respectively, related to potential discounts, returns, distributor fees and rebates. The allowances are included in accounts receivable, net in the accompanying condensed consolidated balance sheets.

Inventories

Inventories are stated at the lower of cost, cost being determined on a standard cost basis (which approximates actual cost on a first-in, first-out basis), or net realizable value.

Due to changing market conditions, estimated future requirements, age of the inventories on hand and production of new products, the Company regularly reviews inventory quantities on hand and records a provision to write down excess and obsolete inventory to its estimated net realizable value. The Company recorded a provision to reduce the carrying amounts of inventories to their net realizable value in the amount of $280,000 and $236,000 at September 30, 2023 and March 31, 2023, respectively, which is included in cost of revenues on the Company’s accompanying condensed consolidated statements of comprehensive loss.

Recent Accounting Standards

Accounting standards that have been issued or proposed by the FASB, the SEC or other standard setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Note 4.	Condensed Consolidated Balance Sheet

Inventories, net

Inventories, net consist of the following:

	September 30,	March 31,
	2023	2023
Raw materials	$1,493,000	$1,764,000
Finished goods	1,020,000	1,094,000
Inventories, net	$2,513,000	$2,858,000

Leases

The Company's operating leases are comprised primarily of facility leases. The Company did not have any finance leases as of September 30, 2023 and March 31, 2023. Balance sheet information related to our leases is presented below:

	September 30,	March 31,
	2023	2023
Operating leases:
Operating lease right-of-use assets	$350,000	$418,000
Operating lease liabilities – current	216,000	256,000
Operating lease liabilities – non- current	134,000	162,000

Other information related to leases is presented below:

Six Months Ended September 30, 2023
Operating lease cost	$216,000
Other information:
Operating cash flows from operating leases	(79,000)
Weighted-average remaining lease term – operating leases (in months)	19.3
Weighted-average discount rate – operating leases	6.00%

As of September 30, 2023, the annual minimum lease payments of our operating lease liabilities were as follows:

For Years Ending March 31,
2024 (excluding the six months ended September 30, 2023)	$81,000
2025	144,000
2026	157,000
2027	9,000
Total future minimum lease payments, undiscounted	391,000
Less: imputed interest	(41,000)
Present value of future minimum lease payments	$350,000

Note 5.	Commitments and Contingencies

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

Equity Awards

On June 16, 2023, the Compensation Committee of the Board of Directors approved an equity award of 100,000 shares of the Company’s common stock to each of Ms. Trombly and Mr. Thornton, to be issued to on June 30, 2023, at a valuation based on the five day weighted trailing average of the Company’s stock price on the day of grant. In addition, the Compensation Committee also approved a one-time cash payment by the Company as reimbursement for estimated taxes payable with respect to such equity awards. On September 22, 2023, the Company paid taxes related to the common stock issuance in the amount of $149,000.

As of September 30, 2023, with respect to these agreements, aggregated annual salaries was $586,000 and potential severance payments to these key executives was $1,300,000, if triggered.

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

Stock-based compensation expense is as follows:

For the three months ended September 30, 2023 and 2022, the Company incurred $130,000 and $113,000 of stock-based compensation expense, respectively, and for the six months ended September 30, 2023 and 2022, the Company incurred $307,000 and $327,000 of stock-based compensation expense, respectively. All stock-based compensation incurred is included in selling, general and administrative expense in the accompanying condensed consolidated statements of comprehensive loss.

At September 30, 2023, there were unrecognized compensation costs of $379,000 related to stock options which are expected to be recognized over a weighted-average amortization period of 1.04 years.

Stock options award activity is as follows:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at April 1, 2023	565,000	$8.84
Options granted	5,000	1.15
Options forfeited	(46,000)	34.30
Options expired	(5,000)	39.33
Outstanding at September 30, 2023	519,000	$6.25
Exercisable at September 30, 2023	293,000	$9.02

The aggregate intrinsic value of stock options of zero is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock, or $0.77 per share at September 30, 2023.

	Number of Shares	Weighted Average Award Date Fair Value per Share
Unvested restricted stock awards outstanding at April 1, 2023	–	$–
Restricted stock awards granted	244,000	1.06
Restricted stock awards vested	(244,000)	1.06
Unvested restricted stock awards outstanding at September 30, 2023	–	$–

The Company did not capitalize any cost associated with stock-based compensation.

The Company issues new shares of common stock upon exercise of stock-based awards.

Note 9.	Income Taxes

At the end of each interim reporting period, the Company determines the income tax provision by using an estimate of the annual effective tax rate, adjusted for discrete items occurring in the quarter.

Our effective tax rate for the three and six months ended September 30, 2023 was (12.61)% and (5.12)%, respectively. The Company’s effective tax rate for the three and six months ended September 30, 2023 differed from the federal statutory tax rate of 21% primarily due to the valuation allowance recognized against deferred tax assets in the U.S., and permanent tax adjustment of intercompany interest expense in Mexico and Netherlands.

Judgment is required in determining whether deferred tax assets will be realized in full or in part. Management assesses the available positive and negative evidence on a jurisdictional basis to estimate if deferred tax assets will be recognized and when it is more likely than not that all or some deferred tax assets will not be realized, and a valuation allowance must be established. As of September 30, 2023, the Company continues to maintain a valuation allowance in the U.S.

Note 10.	Revenue Disaggregation

The Company generates revenues from products which are sold into the human and animal healthcare markets and to multiple geographic regions.

The following table presents the Company’s disaggregated revenues by revenue source:

(In thousands)	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Human Care	$2,075	$2,447	$4,825	$4,615
Animal Care	489	737	1,067	1,523
Service and Royalty	167	147	266	1,176
	$2,731	$3,331	$6,158	$7,314

The following table shows the Company’s revenues by geographic region:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	2023	2022	2023	2022
United States	$590	$973	$1,396	$1,842
Europe	1,201	1,170	2,271	2,012
Asia	346	518	1,208	1,438
Latin America	260	394	747	1,444
Rest of the World	334	276	536	578
Total	$2,731	$3,331	$6,158	$7,314

The Company aligned the geographic regions reported in the Asia and Rest of World segments in fiscal year 2022 to conform to the current year presentation. For the three months ended September 30, 2022, the Company reclassified $188,000 from Rest of World to Asia and for the six months ended September 30, 2022, the Company reclassified $283,000 from Rest of World to Asia.

Note 11.	Significant Customer Concentrations

For the three months ended September 30, 2023, customer C represented 21%, customer A represented 13%, and customer B represented 10% of net revenue. For the three months ended September 30, 2022, customer A represented 20%, customer C represented 13% and customer B represented 12% of net revenue. For the six months ended September 30, 2023, customer C represented 17%, customer B represented 12% and customer A represented 14% of net revenue. For the six months ended September 30, 2022, customer B represented 20%, customer A represented 17% and customer C represented 10% of net revenue.

At September 30, 2023, customer D represented 20%, customer C represented 13% and customer A represented 11% of our net accounts receivable balance.

At September 30, 2022, customer A represented 35% and customer D represented 20% of our net accounts receivable balance.

Note 12.	Subsequent Events

On October 26, 2023, the Company entered into a placement agency agreement with Maxim Group LLC (“Maxim”), pursuant to which Maxim agreed to use its reasonable best efforts to solicit offers to purchase up to an aggregate of 8,500,000 shares of the Company’s common stock, par value $0.0001 per share.  The Company agreed to pay Maxim a cash fee equal to 8.0% of the gross proceeds from the offering, plus reimbursement of up to $75,000 of legal fees and other expenses. Additionally, on October 26, 2023, the Company entered into a securities purchase agreement with the purchasers party thereto for the sale and issuance of an aggregate of up to 8,500,000 shares of the Company’s common stock at a public offering price of $0.20 per share.

The closing of the offering occurred on October 30, 2023. In connection with the offering, the Company sold 8,500,000 shares of the Company’s common stock for aggregate gross proceeds of $1,700,000 and estimated net proceeds of $1,414,000, after deducting placement agent fees and other estimated offering expenses payable by the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as of September 30, 2023 and our audited consolidated financial statements for the year ended March 31, 2023 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 21, 2023.

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

Our Business

We are a global healthcare leader for developing and producing stabilized hypochlorous acid, or HOCl, products for a wide range of applications, including wound care, eye, oral and nasal care, dermatological conditions, podiatry, animal health care and non-toxic disinfectants. Our products reduce infections, scarring and harmful inflammatory responses in a safe and effective manner. In-vitro and clinical studies of HOCl show it to have impressive antipruritic, antimicrobial, antiviral and anti-inflammatory properties. Our stabilized HOCl immediately relieves itch and pain, kills pathogens and breaks down biofilm, does not sting or irritate skin and oxygenates the cells in the area treated, assisting the body in its natural healing process. We sell our products either directly or via partners in 55 countries worldwide.

Business Channels

Our core market differentiation is based on being the leading developer and producer of stabilized hypochlorous acid, or HOCl, solutions. We have been in business for over 20 years, and in that time, we have developed significant scientific knowledge of how best to develop and manufacture HOCl products, backed by decades of studies and data collection. HOCl is known to be among the safest and most-effective ways to relieve itch, inflammation and burns while stimulating natural healing through increased oxygenation and eliminating persistent microorganisms and biofilms.

We sell our products based on our HOCl technology into many markets both in the U.S. and internationally. Our core strategy is to work with partners to market and distribute our products. In some cases, we market and sell our own products.

Dermatology

We have developed unique, differentiated, prescription-strength and safe dermatologic products that support paths to healing among various key dermatologic conditions. Our products are primarily targeted at the treatment of redness and irritation, the management of scars, and symptoms of eczema/atopic dermatitis. We are strategically focused on introducing innovative new products that are supported by human clinical data with applications that address specific dermatological procedures currently in demand. In addition, we look for markets where we can provide effective product line extensions and pricing to new product families.

In the United States, we partner with EMC Pharma, LLC to sell our prescription dermatology products. Pursuant to our March 2021 agreement with EMC Pharma, we manufacture products for EMC Pharma and EMC Pharma has the right to market, sell and distribute them to patients and customers for an initial term of five years, subject to meeting minimum purchase and other requirements.

In September 2021, we launched a new over-the-counter product, Regenacyn® Advanced Scar Gel, which is clinically proven to improve the overall appearance of scars while reducing pain, itch, redness, and inflammation. On the same day, we launched Regenacyn® Plus, a prescription-strength scar gel which is available as an office dispense product through physician offices.

In October 2022, we launched two new over-the-counter dermatology products in the United States, Reliefacyn® Advanced Itch-Burn-Rash-Pain Relief Hydrogel for the alleviation of red bumps, rashes, shallow skin fissures, peeling, and symptoms of eczema/atopic dermatitis, and Rejuvacyn® Advanced Skin Repair Cooling Mist for management of minor skin irritations following cosmetic procedures as well as daily skin health and hydration.

In June 2022, the Natural Products Association certified Rejuvacyn Advanced as a Natural Personal Care Product. Reliefacyn Advanced received the National Eczema Association Seal of AcceptanceTM in 2023.

In January 2023, we launched a line of office dispense products exclusively for skin care professionals, including two new prescription strength dermatology products, Reliefacyn® Plus Advanced Itch-Burn-Rash-Pain Relief Hydrogel and Rejuvacyn® Plus Skin Repair Cooling Mist. These products, along with Regenacyn® Plus Scar Gel, are marketed and sold directly to dermatology practices and medical spas.

In April 2023, we introduced a new pediatric dermatology and wound care product for over-the-counter use, Pediacyn™ All Natural Skin Care & First Aid For Children.

Our consumer products are available through Amazon.com, our online store, and third-party distributors.

We sell dermatology products in Europe and Asia through distributors. In these international markets, we have a network of partners, ranging from country specific distributors to large pharmaceutical companies to full-service sales and marketing companies. We work with our international partners to create products they can market in their home country. Some products we develop and manufacture are custom label while others use branding we have already developed. We have created or co-developed a wide range of products for international markets using our core HOCl technology.

First Aid and Wound Care

Our HOCl-based wound care products are intended for the treatment of acute and chronic wounds as well as first- and second-degree burns, and as an intraoperative irrigation treatment. They work by first removing foreign material and debris from the skin surface and moistening the skin, thereby improving wound healing. Secondly, our HOCl products assist in the wound healing process by removing microorganisms. HOCl is an important constituent of our innate immune system, formed and released by the macrophages during phagocytosis. Highly organized cell structures such as human tissue can tolerate the action of our wound care solution while single-celled microorganisms cannot, making our products advantageous to other wound-irrigation and antiseptic solutions. Due to its unique chemistry, our wound treatment solution is also much more stable than similar products on the market and therefore maintains much higher levels of hypochlorous acid over its shelf life.

In the United States, we sell our wound care products directly to hospitals, physicians, nurses, and other healthcare practitioners and indirectly through non-exclusive distribution arrangements. In Europe, the Middle East and Asia, we sell our wound care products through a diverse network of distributors.

To respond to market demand for our HOCl technology-based products, we launched our first direct to consumer over-the-counter product in the United States in February 2021. Microcyn® OTC Wound and Skin Cleanser is formulated for home use without prescription to help manage and cleanse wounds, minor cuts, and burns, including sunburns and other skin irritations. Microcyn OTC is available without prescription through Amazon.com, our online store, and third-party distributors.

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

In June 2022, the Natural Products Association certified Microcyn OTC as a Natural Personal Care Product in the United States.

In June 2023, we announced a new application of our HOCl technology for intraoperative pulse lavage irrigation treatment, which can replace commonly used IV bags in a variety of surgical procedures. The intraoperative pulse lavage container is designed to be used in combination with a pulse lavage irrigation device, or flush gun, for abdominal, laparoscopic, orthopedic, and periprosthetic procedures. It is in trial use by hospitals in Europe, and we anticipate commercial launch in the U.S. in 2024.

Eye Care

Our prescription product Acuicyn™ is an antimicrobial prescription solution for the treatment of blepharitis and the daily hygiene of eyelids and lashes and helps manage red, itchy, crusty and inflamed eyes. It is strong enough to kill the bacteria that causes discomfort, fast enough to provide near instant relief, and gentle enough to use as often as needed. In the United States, our partner EMC Pharma sells Acuicyn through its distribution network.

In September 2021, we launched Ocucyn® Eyelid & Eyelash Cleanser, which is sold directly to consumers on Amazon.com, through our online store, and through third party distributors. Ocucyn® Eyelid & Eyelash Cleanser, designed for everyday use, is a safe, gentle, and effective solution for good eyelid and eyelash hygiene.

In international markets we rely on distribution partners to sell our eye products. On May 19, 2020, we entered into an expanded license and distribution agreement with our existing partner, Brill International S.L., for our Microdacyn60® Eye Care HOCl-based product. Under the license and distribution agreement, Brill has the right to market and distribute our eye care product under the private label Ocudox™ in Italy, Germany, Spain, Portugal, France, and the United Kingdom for a period of 10 years, subject to meeting annual minimum sales quantities. In return, Brill paid us a one-time fee and the agreed upon supply prices. In parts of Asia, Dyamed Biotech markets our eye product under the private label Ocucyn.

Oral, Dental and Nasal Care

We sell a variety of oral, dental, and nasal products around the world.

In late 2020, we launched a HOCl-based product in the dental, head and neck markets called Endocyn®, a biocompatible root canal irrigant. In the U.S., we sell Endocyn through U.S.-based distributors.

In international markets, our product Microdacyn60® Oral Care treats mouth and throat infections and thrush. Microdacyn60 assists in reducing inflammation and pain, provides soothing cough relief and does not contain any harmful chemicals. It does not stain teeth, is non-irritating, non-sensitizing, has no contraindications and is ready for use with no mixing or dilution.

Our international nasal care product Sinudox™ based on our HOCl technology is an electrolyzed solution intended for nasal irrigation. Sinudox clears and cleans stuffy, runny noses and blocked or inflamed sinuses by ancillary ingredients that may have a local antimicrobial effect. Sinudox is currently sold through Amazon in Europe. In other parts of the world, we partner with distributors to sell Sinudox.

Podiatry

Our HOCl-based wound care products are also indicated for the treatment of diabetic foot ulcers. In the United States, we sell our wound care products directly to podiatrists, as well as hospitals, nurses, and other healthcare practitioners, and indirectly through non-exclusive distribution arrangements. In Europe, we sell our wound care products for podiatric use through a diverse network of distributors.

On April 11, 2023, we launched Podiacyn™ Advanced Everyday Foot Care direct to consumers for over-the-counter use in the United States, intended for management of foot odors, infections, and irritations, as well as daily foot health and hygiene. Podiacyn is available through Amazon.com, our online store, and third-party distributors.

Animal Health Care

MicrocynAH® is an HOCl-based topical product that cleans, debrides and treats a wide spectrum of animal wounds and infections. It is intended for the safe and rapid treatment of a variety of animal afflictions including cuts, burns, lacerations, rashes, hot spots, rain rot, post-surgical sites, pink eye symptoms and wounds to the outer ear.

For our animal health products sold in the U.S. and Canada, we partner with Manna Pro Products, LLC. Manna Pro distributes non-prescription products to national pet-store retail chains and farm animal specialty stores such as Chewy.com, PetSmart, Tractor Supply, Cabela’s, PetExpress, and Bass Pro Shops. In August 2022, we announced the launch of a MicrocynVS® line of products exclusively for veterinarians for the management of wound, skin, ear and eye afflictions in all animal species.

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

On July 31, 2021, we granted MicroSafe the non-exclusive right to sell and distribute Nanocyn in the United States provided that MicroSafe secure U.S. EPA approval. In April of 2022, MicroSafe secured the EPA approval for Nanocyn® Disinfectant & Sanitizer, meaning that it can now be sold in the United States as a surface disinfectant. Nanocynwas subsequently added to the EPA’s list N for use against COVID-19. In June 2022, the EPA added Nanocyn to List Q as a disinfectant for Emerging Viral Pathogens, including Ebola virus, Mpox, and SARS-CoV-2, and in March 2023 the EPA added Nanocyn to Lists G and H, for use against Methicillin Resistant Staphylococcus Aureus (MRSA), Salmonella, Norovirus, Poliovirus, and as a fungicide. Nanocyn also received the Green Seal® Certification after surpassing a series of rigorous standards that measure environmental health, sustainability and product performance. Nanocyn is currently sold by MicroSafe in Europe, the Middle East and Australia.

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

Results of Continuing Operations

Comparison of the Three and Six Months Ended September 30, 2023 and 2022

Revenue

The following table shows our consolidated total revenue and revenue by geographic region for the three and six months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
(In thousands)	2023	2022	$ Change	% Change
United States	$590	$973	$(383)	(39%	)
Europe	1,201	1,170	31	3%
Asia	346	518	(172)	(33%	)
Latin America	260	394	(134)	(34%	)
Rest of the World	334	276	58	21%
Total	$2,731	$3,331	$(600)	(18%	)

	Six Months Ended September 30,
(In thousands)	2023	2022	$ Change	% Change
United States	$1,396	$1,842	$(446)	(24%	)
Europe	2,271	2,012	259	13%
Asia	1,208	1,438	(230)	(16%	)
Latin America	747	1,444	(697)	(48%	)
Rest of the World	536	578	(42)	(7%	)
Total	$6,158	$7,314	$(1,156)	(16%	)

The decrease in United States revenue for the three and six months ended September 30, 2023 of $383,000 and $446,000, respectively, was primarily the result of a decline in over-the-counter animal health care sales.

The increase in Europe revenue for the three and six months ended September 30, 2023 of $31,000 and $259,000, respectively was the result of increased demand for our products.

The decrease in Asia revenue for the three and six months ended September 30, 2023 of $172,000 and $230,000, respectively, was due to timing of orders. Revenues from our international distributors tend to fluctuate from period to period due to customer placement of larger but less frequent orders to benefit from quantity discounts and reduced shipping costs.

The decrease in Latin America revenue for the three months ended September 30, 2023 of $134,000 was primarily the result of the timing of orders from our partner in Mexico. The decrease in Latin America revenue for the six months ended September 30, 2023 of $697,000 was primarily due to service revenue recorded from selling machinery to a customer for $750,000 in the prior period. Management expects this to be a one-time event.

The decrease in Rest of World revenue for the three and six months ended September 30, 2023 of $58,000 and $42,000, respectively, was primarily due to timing of customer orders.

Cost of Revenue and Gross Profit

The cost of revenue and gross profit metrics for the three and six months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended September 30,
(In thousands, except for percentages)	2023	2022	Change	% Change
Cost of Revenues	$1,741	$1,795	$(54)	(3)%
Cost of Revenue as a % of Revenues	64%	54%
Gross Profit	$990	$1,536	$(546)	(36)%
Gross Profit as a % of Revenues	36%	46%

	Six Months Ended September 30,
(In thousands, except for percentages)	2023	2022	Change	% Change
Cost of Revenues	$3,964	$4,132	$(168)	(4)%
Cost of Revenue as a % of Revenues	64%	56%
Gross Profit	$2,194	$3,182	$(988)	(31)%
Gross Profit as a % of Revenues	36%	44%

The decrease in gross profit margin of $546,000 for the three months ended September 30, 2023 as compared to the prior period, was primarily due to a decrease in revenue in the current period when compared to the prior year period.

The decrease in gross profit margin of $988,000 for the six months ended September 30, 2023, as compared to the prior period, was primarily due to service revenue recorded from selling machinery to a customer for $750,000 in the prior period, which management expects to be a one-time event.

Research and Development Expense

The research and development expense metrics as of September 30, 2023 and 2022 are as follows:

	Three Months Ended September 30,
(In thousands, except for percentages)	2023	2022	Change	% Change
Research and Development Expense	$536	$200	336	168%
Research and Development Expense as a % of Revenues	20%	6%

	Six Months Ended September 30,
(In thousands, except for percentages)	2023	2022	Change	% Change
Research and Development Expense	$861	$406	455	112%
Research and Development Expense as a % of Revenues	14%	6%

Increases in research and development expenses for the three and six months ended September 30, 2023 of $336,000 and $455,000, respectively, were due to increased product development and regulatory efforts.

Selling, General and Administrative Expense

The selling, general and administrative expense metrics are as follows:

	Three Months Ended September 30,
(In thousands, except for percentages)	2023	2022	Change	% Change
Selling, General and Administrative Expense	$1,662	$2,067	$(405)	(20)%
Selling, General and Administrative Expense as a % of Revenues	61%	62%

	Six Months Ended September 30,
(In thousands, except for percentages)	2023	2022	Change	% Change
Selling, General and Administrative Expense	$3,781	$4,362	$(581)	(13)%
Selling, General and Administrative Expense as a % of Revenues	61%	60%

The decline in selling, general and administrative expense for the three and six months ended September 30, 2023 of $405,000 and $581,000, respectively, was the result of ongoing efforts to contain expenses across all parts of the company.

Other Expense, net

Other expense, net for the three and six months ended September 30, 2023 was $90,000 and $301,000, respectively, compared to $186,000 and $253,000, respectively, for the three and six months ended September 30, 2022. The changes in in other expense, net primarily relates to exchange rate fluctuations.

Income tax expense

Income tax expense for the three and six months ended September 30, 2023 was $186,000 and $153,000, respectively. Income tax expense for the three and six months ended September 30, 2022 was $100,000 and $65,000, respectively.

Net Loss

The following table provides the net loss for each period along with the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except per share data)	2023	2022	2023	2022
Numerator:
Net loss	$(1,484)	$(1,017)	$(2,902)	$(1,904)

Denominator:
Weighted-average number of common shares outstanding: basic and diluted	5,164	3,101	5,051	3,101

Net loss per share: basic and diluted	$(0.29)	$(0.33)	$(0.57)	$(0.61)

Liquidity and Capital Resources

We reported a net loss of $1,484,000 and $1,017,000 for the three months ended September 30, 2023 and 2022, respectively, and $2,902,000 and $1,904,000 for the six months ended September 30, 2023 and 2022, respectively. At September 30, 2023 and March 31, 2023, our accumulated deficit amounted to $192,416,000 and $189,514,000, respectively. As of September 30, 2023, we had cash and cash equivalents of $2,137,000 compared to $3,351,000 on September 30, 2022. Since our inception, substantially all of our operations have been financed through sales of equity securities. Other sources of financing that we have used to date include our revenues, royalty payments from licensing our products, as well as various loans and the sale of certain assets to Invekra, Petagon, and Microsafe.

On October 26, 2023, we entered into a placement agency agreement with Maxim Group LLC (“Maxim”), pursuant to which Maxim agreed to use its reasonable best efforts to solicit offers to purchase up to an aggregate of 8,500,000 shares of our common stock, par value $0.0001 per share.  We agreed to pay Maxim a cash fee equal to 8.0% of the gross proceeds from the offering, plus reimbursement of up to $75,000 of legal fees and other expenses. Additionally, on October 26, 2023, we entered into a securities purchase agreement with the purchasers party thereto for the sale and issuance of an aggregate of up to 8,500,000 shares of our common stock at a public offering price of $0.20 per share.

The closing of the offering occurred on October 30, 2023.  In connection with the offering, we sold 8,500,000 shares of the our common stock for aggregate gross proceeds of $1,700,000 and estimated net proceeds of $1,414,000, after deducting placement agent fees and other estimated offering expenses.

The following table presents a summary of our consolidated cash flows for operating, investing and financing activities for the six months ended September 30, 2023 and 2022, as well as balances of cash and cash equivalents and working capital:

	Six Months Ended September 30,
(In thousands)	2023	2022
Net cash used in:
Operating activities	$(1,446)	$(3,363)
Investing activities	(19)	(210)
Financing activities	(264)	(565)
Effect of exchange rates on cash	46	93
Net change in cash and cash equivalents	(1,683)	(4,045)
Cash and cash equivalents, beginning of the period	3,820	7,396
Cash and cash equivalents, end of the period	$2,137	$3,351
Working capital (1), end of period	$8,277	$8,866

(1)	Defined as current assets minus current liabilities

Net cash used in operating activities during the six months ended September 30, 2023 was $1,446,000, primarily due to a net loss of $2,902,000, offset by a decrease in accounts receivables of $375,000, a decrease in inventory of $403,000 and stock compensation of $307,000.

Net cash used in operating activities during the six months ended September 30, 2022 was $3,363,000, primarily due to a net loss of $1,904,000, and a decrease in deferred revenue of $1,149,000.

Net cash used by investing activities was $19,000 for the six months ended September 30, 2023, primarily related to purchases of equipment.

Net cash used by investing activities was $210,000 for the six months ended September 30, 2022, primarily related to long term deposits and purchases of equipment.

Net cash used by financing activities was $264,000 for the six months ended September 30, 2023, primarily due to principal payments on short-term debt.

Net cash used by financing activities was $565,000 for the six months ended September 30, 2022, primarily due to principal payments on short-term debt of $460,000 and payments on PPP loan of $120,000.

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

Material Trends and Uncertainties

We rely on certain key customers for a significant portion of our revenues. A small number of customers may represent a significant portion of our total revenues in any given period. These customers may not consistently purchase our products at a particular rate over any subsequent period.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of our most recent fiscal quarter. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2023.

Notwithstanding the material weaknesses reported in our 10-K, management believes the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. generally accepted accounting principles.

Management’s Remediation Measures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of September 30, 2023. We concluded this because of the errors we found in our Form 10-Q for the quarter ended June 30, 2020 that were restated in our Form 10-Q/A filed on November 17, 2020. We have determined that there were inadequate spreadsheet controls, a lack of separation of duties with preparation and review of the reported numbers, and inadequate analysis of revenue reporting among other things. We also determined during the quarter ended March 31, 2021 that there were errors related to income tax withholding accruals that required a revision in these financial statements. We believe we have taken steps to correct this, but the controls have not been tested and have not been working for a sufficient period of time to remove this weakness.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not finished testing our controls and sufficient time has not elapsed to make the determination these controls are operating effectively.

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

Our failure to maintain compliance with Nasdaq’s continued listing requirements could result in the delisting of our common stock.

On September 22, 2023, we received a letter from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that we are not in compliance with Nasdaq Listing Rule 5550(a)(2), which requires companies listed on The Nasdaq Stock Market to maintain a minimum bid price of $1 per share for continued listing. Nasdaq’s letter has no immediate impact on the listing of our common stock, which will continue to be listed and traded on Nasdaq, subject to our compliance with the other continued listing requirements. Nasdaq has granted us a period of 180 calendar days, or until March 20, 2024, to regain compliance with the rule. We may regain compliance at any time during this compliance period if the minimum bid price for our common stock is at least $1 for a minimum of ten consecutive business days.

Until Nasdaq has reached a final determination that we have regained compliance with all of the applicable continued listing requirements, there can be no assurances regarding the continued listing of our common stock or warrants on Nasdaq. The delisting of our common stock and warrants from Nasdaq would have a material adverse effect on our access to capital markets, and any limitation on market liquidity or reduction in the price of its common stock as a result of that delisting would adversely affect our ability to raise capital on terms acceptable to us, if at all.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue any unregistered securities during the quarter ended September 30, 2023 and through November 9, 2023.

Item 3.	Default Upon Senior Securities

We did not default upon any senior securities during the quarter ended September 30, 2023.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Index

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., effective January 30, 2006 (included as exhibit 3.1 of the Company’s Annual Report on Form 10-K filed June 20, 2007, and incorporated herein by reference).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., effective October 22, 2008 (included as exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 21, 2008, and incorporated herein by reference).
3.4	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective March 29, 2013 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 22, 2013, and incorporated herein by reference).
3.5	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective December 4, 2014 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 8, 2014, and incorporated herein by reference).
3.6	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective October 22, 2015 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 27, 2015, and incorporated herein by reference).
3.7	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective June 24, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 28, 2016, and incorporated herein by reference).
3.8	Certificate of Amendment of Restated Certificate of Incorporation of Sonoma Pharmaceuticals, Inc., as amended, effective December 6, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 7, 2016, and incorporated herein by reference).
3.9	Amended and Restated Bylaws, as amended, of Sonoma Pharmaceuticals, Inc., effective December 6, 2016 (included as exhibit 3.2 to the Company’s Current Report on Form 8-K filed December 7, 2016, and incorporated herein by reference).
3.10	Certificate of Designation of Preferences, Rights and Limitations of Series A 0% Convertible Preferred Stock, filed with the Delaware Secretary of State on April 24, 2012 (included as exhibit 4.2 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).
3.11	Certificate of Designation of Series B Preferred Stock, effective October 18, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 21, 2016, and incorporated herein by references).
3.12	Certificate of Amendment of Restated Certificate of Incorporation of Sonoma Pharmaceuticals, Inc., as amended, effective June 19, 2019 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 19, 2019, and incorporated herein by reference).
4.1	Specimen Common Stock Certificate (included as exhibit 4.1 to the Company’s Annual Report on Form 10-K filed June 28, 2017, and incorporated herein by reference).
4.2	Section 382 Rights Agreement, dated as of October 18, 2016, between Oculus Innovative Sciences, Inc. and Computershare Inc., which includes the Form of Certificate of Designation of Series B Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 21, 2016, and incorporated herein by reference).
4.3	Form of Placement Agent Warrant granted to Dawson James Securities, Inc. and The Benchmark Company, LLC in connection with the March 2, 2018 public offering, dated March 6, 2018 (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 6, 2018, and incorporated herein by reference).
4.4	Form of Placement Agent Warrant granted to Dawson James Securities, Inc. in connection with the November 2019 public offering (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 29, 2019, and incorporated herein by reference).

10.1	Form of Indemnification Agreement between Oculus Innovative Sciences, Inc. and its officers and directors (included as exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.2	Office Lease Agreement, dated May 18, 2006, between Oculus Technologies of Mexico, S.A. de C.V. and Antonio Sergio Arturo Fernandez Valenzuela (translated from Spanish) (included as exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.3	Office Lease Agreement, dated July 2003, between Oculus Innovative Sciences, B.V. and Artikona Holding B.V. (translated from Dutch) (included as exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.4	Form of Director Agreement (included as exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.5	Amended and Restated Oculus Innovative Sciences, Inc. 2006 Stock Incentive Plan and related form stock option plan agreements (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 2, 2007, and incorporated herein by reference).
10.6	Amendment to Office Lease Agreement, effective February 15, 2008, by and between Oculus Innovative Sciences Netherlands B.V. and Artikona Holding B.V. (translated from Dutch) (included as exhibit 10.44 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).
10.7	Oculus Innovative Sciences, Inc. 2011 Stock Incentive Plan (included as exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2011, and incorporated herein by reference).
10.8†	Exclusive Sales and Distribution Agreement, dated November 6, 2015, by and between Oculus Innovative Sciences, Inc. and Manna Pro Products, LLC (included as exhibit 10.1 to the Company’s 8-K filed March 23, 2016 and incorporated herein by reference).
10.9†	Asset Purchase Agreement dated October 27, 2016, between Oculus Innovative Sciences, Inc. and Invekra, S.A.P.I de C.V. (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 31, 2016, and incorporated herein by reference).
10.10†	Amendment Agreement to Acquisition Option dated October 27, 2016, by and between More Pharma Corporation S. de R.L. de C.V. and Oculus Technologies of Mexico, S.A. de C.V. (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 31, 2016, and incorporated herein by reference).
10.11	2016 Equity Incentive Plan (included as exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2016, and incorporated herein by reference).
10.12	Securities Purchase Agreement entered into by and between Sonoma Pharmaceuticals, Inc. and Montreux Equity Partners V, L.P., dated March 1, 2018 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 6, 2018, and incorporated herein by reference).
10.13†	Exclusive License and Distribution Agreement entered into by and between Sonoma Pharmaceuticals, Inc. and EMS.S.A., dated June 4, 2018 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 5, 2018, and incorporated herein by reference).
10.14	Warrant Agency Agreement entered into by and among Sonoma Pharmaceuticals, Inc., Computershare, Inc. and Computershare Trust Company, N.A., dated November 21, 2018 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 21, 2018, and incorporated herein by reference).
10.15⸸+	Asset Purchase Agreement dated May 14, 2019, between Sonoma Pharmaceuticals, Inc. and Petagon, Ltd. (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 22, 2019, and incorporated herein by reference).
10.16⸸+	Asset Purchase Agreement dated February 21, 2020, between Sonoma Pharmaceuticals, Inc. and MicroSafe Group, DMCC (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 27, 2020, and incorporated herein by reference.)
10.17⸸+	License, Distribution and Supply Agreement by and between Sonoma Pharmaceuticals, Inc. and Brill International, S.L. dated May 19, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 26, 2020, and incorporated herein by reference.)
10.18	Consulting Agreement between the Company and Dr. Robert Northey, dated May 30, 2020. (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 4, 2020, and incorporated herein by reference.)
10.19⸸+	Asset Purchase Agreement between the Company and Infinity Labs SD, Inc., dated June 24, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 30, 2020, and incorporated herein by reference.)

10.20*	Boulder Lease Agreement between the Company and Westland Development Services, Inc., dated February 19, 2021.
10.21⸸	Licensing Agreement between Sonoma Pharmaceuticals, Inc. and MicroSafe Group, effective July 27, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 6, 2020, and incorporated herein by reference).
10.22⸸	Licensing and Distribution Agreement between Sonoma Pharmaceuticals, Inc. and Gabriel Science, LLC, effective December 14, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2020, and incorporated herein by reference).
10.23⸸	Exclusive Supply and Distribution Agreement between the Company and EMC Pharma, LLC, dated March 26, 2021 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 31, 2021, and incorporated herein by reference).
10.24	Amended and Restated Employment Agreement by and between the Company and Amy Trombly, dated June 16, 2023 (included as exhibit 10.38 to the Company’s Current Report on Form 10-K filed on June 21, 2023, and incorporated herein by reference).
10.25	Amended and Restated Employment Agreement by and between the Company and Bruce Thornton, dated June 16, 2023 (included as exhibit 10.39 to the Company’s Current Report on Form 8-K filed on June 21, 2023, and incorporated herein by reference).
10.26	At-The-Market Offering Agreement, by and between the Company and H.C. Wainwright & Co., LLC, dated July 30, 2021 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 30, 2021, and incorporated herein by reference).
10.27	2021 Equity Incentive Plan (included as appendix on the Company’s proxy statement filed on July 29, 2021 and incorporated herein by reference).
10.28+⸸	Exclusive License and Distribution Agreement between the Company and Dyamed Biotech Pte Ltd., dated November 4, 2021 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 9, 2021, and incorporated herein by reference).
10.29+⸸	Non-Exclusive Distribution and Supply Agreement between the Company and Salus Medical, LLC dated January 19, 2022 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 20, 2022, and incorporated herein by reference).
10.30+⸸	Exclusive License and Distribution Agreement between Sonoma Pharmaceuticals, Inc. and Anlicare International dated January 18, 2022 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 20, 2022, and incorporated herein by reference).
10.31	At-The-Market Offering Agreement, by and between the Company and Ladenburg Thalmann & Co. Inc., dated December 23, 2022 (included as exhibit 1.1 to the Company’s Current Report on Form 8-K filed on December 23, 2022, and incorporated herein by reference).
10.32	Sonoma Pharmaceuticals, Inc. Non-Employee Director Compensation Program and Stock Ownership Guidelines, revised by the Board of Directors on December 29, 2022 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 30, 2022, and incorporated herein by reference).
10.33+⸸	Exclusive Distribution and Supply Agreement, dated January 26, 2023, by and between Sonoma Pharmaceuticals, Inc. and Daewoong Pharmaceutical Co., Ltd. (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2023, and incorporated herein by reference).
10.34	Amendment to At-The-Market Offering Agreement, by and between the Company and Ladenburg Thalmann & Co. Inc., dated February 24, 2023 (included as exhibit 1.1 to the Company’s Current Report on Form 8-K filed on February 24, 2023, and incorporated herein by reference).
10.35	Consulting Agreement, by and between the Company and Jerome Dvonch, dated April 7, 2023 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 13, 2023, and incorporated herein by reference).
10.36	Offer letter to John Dal Poggetto dated July 11, 2023 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 14, 2023, and incorporated herein by reference).
10.37	Consulting Agreement, by and between the Company and Jerome Dvonch Consulting, LLC, effective August 15, 2023 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 14, 2023, and incorporated herein by reference).
10.38*	First Amendment to the Lease between the Company and Westland Development Services, Inc, dated June 21, 2023.

14.1	Code of Business Conduct (included as Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on January 23, 2017, and incorporated herein by reference).
21.1	List of Subsidiaries (included as Exhibit 21.1 to the Company’s Annual Report on Form 10-K on June 28, 2017, and incorporated herein by reference).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

*	Filed herewith.
†	Confidential treatment has been granted with respect to certain portions of this agreement.
⸸	Certain portions of the exhibit have been omitted to preserve the confidentiality of such information. The Company will furnish copies of any such information to the SEC upon request.
+	The schedules to the exhibit have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any such schedules to the SEC upon request.

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

Date: November 13, 2023	By:	/s/ Amy Trombly
Amy Trombly President and Chief Executive Officer, (Principal Executive Officer)

Date: November 13, 2023		/s/ Jerome Dvonch
Jerome Dvonch
Interim Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

