Form 10-Q
period 2023-12-31
Sonoma Pharmaceuticals, Inc.
filed 2024-02-08
CIK 1367083

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of February 7, 2024 was 15,607,433.

SONOMA PHARMACEUTICALS, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31, 2023	March 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,406	$3,820
Accounts receivable, net	2,876	2,572
Inventories, net	2,955	2,858
Prepaid expenses and other current assets	4,009	4,308
Current portion of deferred consideration, net of discount	256	240
Total current assets	12,502	13,798
Property and equipment, net	397	488
Operating lease, right of use assets	341	418
Deferred tax asset	922	949
Deferred consideration, net of discount, less current portion	378	505
Other assets	78	73
Total assets	$14,618	$16,231

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$864	$841
Accrued expenses and other current liabilities	1,847	2,029
Deferred revenue	75	100
Deferred revenue Invekra	63	60
Short-term debt	44	431
Operating lease liabilities	181	256
Total current liabilities	3,074	3,717
Long-term deferred revenue Invekra	101	140
Withholding tax payable	4,591	4,235
Operating lease liabilities, less current portion	160	162
Total liabilities	7,926	8,254
Commitments and Contingencies (Note 5)
Stockholders’ Equity
Convertible preferred stock, $0.0001 par value; 714,286 shares authorized at December 31, 2023 and March 31, 2023, respectively, no shares issued and outstanding at December 31, 2023 and March 31, 2023, respectively	–	–
Common stock, $0.0001 par value; 24,000,000 shares authorized at December 31, 2023 and March 31, 2023, respectively, 13,684,333 and 4,933,550 shares issued and outstanding at December 31, 2023 and March 31, 2023, respectively (Note 7)	2	5
Additional paid-in capital	202,795	200,904
Accumulated deficit	(193,282)	(189,514)
Accumulated other comprehensive loss	(2,823)	(3,418)
Total stockholders’ equity	6,692	7,977
Total liabilities and stockholders’ equity	$14,618	$16,231

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Revenues	$3,138	$2,944	$9,296	$10,258
Cost of revenues	1,678	2,113	5,642	6,645
Gross profit	1,460	831	3,654	3,613
Operating expenses
Research and development	601	–	1,462	6
Selling, general and administrative	1,703	2,665	5,484	7,030
Total operating expenses	2,304	2,665	6,946	7,036
Loss from operations	(844)	(1,834)	(3,292)	(3,423)
Other expense, net	(79)	(71)	(380)	(322)
Loss before income taxes	(923)	(1,905)	(3,672)	(3,745)
Income tax benefit (expense)	57	(34)	(96)	(98)
Net loss	$(866)	$(1,939)	$(3,768)	$(3,843)

Net loss per share: basic and diluted	$(0.08)	$(0.62)	$(0.54)	$(1.24)
Weighted-average number of shares: basic and diluted	10,909	3,107	7,011	3,104

Other comprehensive loss
Net loss	$(866)	$(1,939)	$(3,768)	$(3,843)
Foreign currency translation adjustments	297	235	595	136
Comprehensive loss	$(569)	$(1,704)	$(3,173)	$(3,707)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(3,768)	$(3,843)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	135	91
Stock-based compensation	447	569
Deferred income taxes	92	(244)
Changes in operating assets and liabilities:
Accounts receivable, net	(221)	129
Inventories, net	(93)	(162)
Prepaid expenses and other current assets	546	572
Operating lease right-of-use assets	99	94
Deferred consideration	161	129
Accounts payable	(12)	(353)
Accrued expenses and other current liabilities	(226)	346
Deferred revenue	33	(1,204)
Withholding tax payable	356	259
Operating lease liabilities	(99)	(94)
Net cash used in operating activities	(2,550)	(3,711)

Cash flows from investing activities:
Purchases of property and equipment	(20)	(79)
Deposits	–	(97)
Net cash used in investing activities	(20)	(176)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	1,446	–
Payments of ATM agreement costs	(5)	(89)
Payments on PPP Loan	–	(120)
Principal payments on short-term debt	(387)	(674)
Net cash provided by (used in) financing activities	1,054	(883)
Effect of exchange rate on cash and cash equivalents	102	8
Net decrease in cash and cash equivalents	(1,414)	(4,762)
Cash and cash equivalents, beginning of period	3,820	7,396
Cash and cash equivalents, end of period	$2,406	$2,634

Supplemental disclosure of cash flow information:
Cash paid for interest	$15	$12

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months ended December 31, 2023 and 2022

(In thousands, except share amounts)

(Unaudited)

	Common Stock ($0.0001 par Value)		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance, March 31, 2023	4,933,550	$5	$200,904	$(189,514)	$(3,418)	$7,977
Cost in connection with ATM	–	–	(5)	–	–	(5)
Employee stock-based compensation expenses	208,046	–	177	–	–	177
Foreign currency translation adjustment	–	–	–	–	511	511
Net loss	–	–	–	(1,418)	–	(1,418)
Balance, June 30, 2023	5,141,596	$5	$201,076	$(190,932)	$(2,907)	$7,242
Adjustment to correct par value	–	(4)	4	–	–	–
Employee stock-based compensation expenses	37,737	–	130	–	–	130
Foreign currency translation adjustment	–	–	–	–	(213)	(213)
Net loss	–	–	–	(1,484)	–	(1,484)
Balance, September 30, 2023	5,179,333	$1	$201,210	$(192,416)	$(3,120)	$5,675
Proceeds from October 30, 2023 offering, net of offering expenses	8,500,000	1	1,445	–	–	1,446
Employee stock-based compensation expenses	5,000	–	140	–	–	140
Foreign currency translation adjustment	–	–	–	–	297	297
Net loss	–	–	–	(866)	–	(866)
Balance, December 31, 2023	13,684,333	$2	$202,795	$(193,282)	$(2,823)	$6,692

	Common Stock ($0.0001 par Value)		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance March 31, 2022	3,100,937	$2	$197,370	$(184,363)	$(4,312)	$8,697
Employee stock-based compensation expenses	–	–	214	–	–	214
Foreign currency translation adjustment	–	–	–	–	(65)	(65)
Net loss	–	–	–	(887)	–	(887)
Balance, June 30, 2022	3,100,937	$2	$197,584	$(185,250)	$(4,377)	$7,959
Employee stock-based compensation expense	–	–	108	–	–	108
Stock based compensation related to issuance of restricted common stock	2,035	–	5	–	–	5
Foreign currency translation adjustment	–	–	–	–	(34)	(34)
Net loss	–	–	–	(1,017)	–	(1,017)
Balance, September 30, 2022	3,102,972	$2	$197,697	$(186,267)	$(4,411)	$7,021
Employee stock-based compensation expense	–	–	233	–	–	233
Stock based compensation related to issuance of restricted common stock	6,680	–	9	–	–	9
Foreign currency translation adjustment	–	–	–	–	235	235
Net loss	–	–	–	(1,939)	–	(1,939)
Balance, December 31, 2022	3,109,652	$2	$197,939	$(188,206)	$(4,176)	$5,559

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Rounded to nearest thousand unless specified)

(Unaudited)

Note 1.	Organization and Recent Developments

Organization

Sonoma Pharmaceuticals, Inc. (the “Company”) was incorporated under the laws of the State of California in April 1999 and was reincorporated under the laws of the State of Delaware in December 2006. The Company moved its principal office from Petaluma, California to Woodstock, Georgia in June 2020 and to Boulder, Colorado in October 2022. The Company is a global healthcare leader for developing and producing stabilized hypochlorous acid (“HOCl”) products for a wide range of applications, including wound care, eye, oral and nasal care, dermatological conditions, podiatry, animal health care, and as a non-toxic disinfectant. The Company’s products reduce infections, scarring and harmful inflammatory responses in a safe and effective manner. In-vitro and clinical studies of HOCl show it to have impressive antipruritic, antimicrobial, antiviral and anti-inflammatory properties. The Company’s stabilized HOCl immediately relieves itch and pain, kills pathogens and breaks down biofilm, does not sting or irritate skin and oxygenates the cells in the area treated assisting the body in its natural healing process. The Company sells its products either directly or via partners in 55 countries worldwide.

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

The Company reported a net loss of $866,000 and $1,939,000 for the three months ended December 31, 2023 and 2022, respectively, and $3,768,000 and $3,843,000 for the nine months ended December 31, 2023 and 2022, respectively. At December 31, 2023 and March 31, 2023, the Company’s accumulated deficit amounted to $193,282,000 and $189,514,000, respectively. The Company had working capital of $9,428,000 and $10,081,000 as of December 31, 2023 and March 31, 2023, respectively. The cash balance at December 31, 2023 and March 31, 2023 was $2,406,000 and $3,820,000, respectively. During the nine months ended December 31, 2023 and 2022, net cash used in operating activities amounted to $2,550,000 and $3,711,000, respectively.

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

Net Loss per Share

The following table provides the net loss for each period along with the computation of basic and diluted net loss per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except per share data)	2023	2022	2023	2022
Numerator:
Net loss	$(866)	$(1,939)	$(3,768)	$(3,843)

Denominator:
Weighted-average number of common shares outstanding: basic and diluted	10,909	3,107	7,011	3,104

Net loss per share: basic and diluted	$(0.08)	$(0.62)	$(0.54)	$(1.24)

The computation of basic loss per share for the three and nine months ended December 31, 2023, and 2022 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands)	2023	2022	2023	2022
Stock options	1,011	576	1,011	576
Warrants	–	108	–	108
Common stock units	–	46	–	46
	1,011	730	1,011	730

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

The Company assessed the promised goods and services in the technical support contract with Invekra for a ten-year period as being a distinct service that Invekra can benefit from on its own and as separately identifiable from any other promises within the contract. Given that the distinct service is not substantially the same as other goods and services within the Invekra contract, the Company accounted for the distinct service as a performance obligation.

Accounts Receivable

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts, and sales returns. Estimates for cash discounts and sales returns are based on analysis of contractual terms and historical trends.

The Company’s policy is to reserve for uncollectible accounts based on its best estimate of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Other factors that the Company considers include its existing contractual obligations, historical payment patterns of its customers and individual customer circumstances, an analysis of days sales outstanding by customer and geographic region, and a review of the local economic environment and its potential impact on government funding and reimbursement practices. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company did not deem it necessary to record an allowance for doubtful accounts for probable credit losses at December 31, 2023 and March 31, 2023. Additionally, at December 31, 2023 and March 31, 2023 the Company has allowances of $29,000 and $16,000, respectively, related to potential discounts, returns, distributor fees and rebates. The allowances are included in accounts receivable, net in the accompanying condensed consolidated balance sheets.

Inventories

Inventories are stated at the lower of cost, cost being determined on a standard cost basis (which approximates actual cost on a first-in, first-out basis), or net realizable value.

Due to changing market conditions, estimated future requirements, age of the inventories on hand and production of new products, the Company regularly reviews inventory quantities on hand and records a provision to write down excess and obsolete inventory to its estimated net realizable value. The Company recorded a provision to reduce the carrying amounts of inventories to their net realizable value in the amount of $292,000 and $236,000 at December 31, 2023 and March 31, 2023, respectively, which is included in cost of revenues on the Company’s accompanying condensed consolidated statements of comprehensive loss.

Recent Accounting Standards

Accounting standards that have been issued or proposed by the FASB, the SEC or other standard setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Note 4.	Condensed Consolidated Balance Sheet

Inventories, net

Inventories, net consist of the following:

	December 31,	March 31,
	2023	2023
Raw materials	$1,507,000	$1,764,000
Finished goods	1,448,000	1,094,000
Inventories, net	$2,955,000	$2,858,000

Leases

The Company's operating leases are comprised primarily of facility leases. The Company did not have any finance leases as of December 31, 2023 and March 31, 2023. Balance sheet information related to our leases is presented below:

	December 31,	March 31,
	2023	2023
Operating leases:
Operating lease right-of-use assets	$341,000	$418,000
Operating lease liabilities – current	181,000	256,000
Operating lease liabilities – non- current	160,000	162,000

Other information related to leases is presented below:

Nine Months Ended December 31, 2023
Operating lease cost	$328,000
Other information:
Operating cash flows from operating leases	(99,000)
Weighted-average remaining lease term – operating leases (in months)	21.5
Weighted-average discount rate – operating leases	6.00%

As of December 31, 2023, the annual minimum lease payments of our operating lease liabilities were as follows:

For Years Ending March 31,
2024 (excluding the nine months ended December 31, 2023)	$38,000
2025	134,000
2026	175,000
2027	34,000
Total future minimum lease payments, undiscounted	381,000
Less: imputed interest	(40,000)
Present value of future minimum lease payments	$341,000

Note 5.	Commitments and Contingencies

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

As of December 31, 2023, with respect to these agreements, aggregated annual salaries was $586,000 and potential severance payments to these key executives was $1,300,000, if triggered.

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

The closing of the offering occurred on October 30, 2023. In connection with the offering, the Company sold 8,500,000 shares of the Company’s common stock for aggregate gross proceeds of $1,700,000 and net proceeds of $1,446,000, after deducting placement agent fees and other estimated offering expenses paid by the Company.

Note 8.	Stock-Based Compensation

Stock-based compensation expense is as follows:

For the three months ended December 31, 2023 and 2022, the Company incurred $140,000 and $242,000 of stock-based compensation expense, respectively, and for the nine months ended December 31, 2023 and 2022, the Company incurred $447,000 and $569,000 of stock-based compensation expense, respectively. All stock-based compensation incurred is included in selling, general and administrative expense in the accompanying condensed consolidated statements of comprehensive loss.

At December 31, 2023, there were unrecognized compensation costs of $312,000 related to stock options which are expected to be recognized over a weighted-average amortization period of 1.44 years.

Stock options award activity is as follows:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at April 1, 2023	565,000	$8.84
Options granted	500,000	0.19
Options forfeited	(49,000)	32.26
Options expired	(5,000)	47.39
Outstanding at December 31, 2023	1,011,000	$3.24
Exercisable at December 31, 2023	605,000	$4.37

The aggregate intrinsic value of stock options of zero is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock, or $0.18 per share at December 31, 2023.

	Number of Shares	Weighted Average Award Date Fair Value per Share
Unvested restricted stock awards outstanding at April 1, 2023	–	$–
Restricted stock awards granted	251,000	1.04
Restricted stock awards vested	(251,000)	1.04
Unvested restricted stock awards outstanding at December 31, 2023	–	$–

The Company did not capitalize any cost associated with stock-based compensation.

The Company issues new shares of common stock upon exercise of stock-based awards.

Note 9.	Income Taxes

At the end of each interim reporting period, the Company determines the income tax provision by using an estimate of the annual effective tax rate, adjusted for discrete items occurring in the quarter.

The Company’s effective tax rate for the three and nine months ended December 31, 2023 was (2.49)% and 6.43%, respectively. The Company’s effective tax rate for the three and nine months ended December 31, 2023 differed from the federal statutory tax rate of 21% primarily due to the valuation allowance recognized against deferred tax assets in the U.S., and permanent tax adjustment of intercompany interest expense in Mexico and Netherlands.

Judgment is required in determining whether deferred tax assets will be realized in full or in part. Management assesses the available positive and negative evidence on a jurisdictional basis to estimate if deferred tax assets will be recognized and when it is more likely than not that all or some deferred tax assets will not be realized, and a valuation allowance must be established. As of December 31, 2023, the Company continues to maintain a valuation allowance in the U.S.

Note 10.	Revenue Disaggregation

The Company generates revenues from products which are sold into the human and animal healthcare markets and to multiple geographic regions.

The following table presents the Company’s disaggregated revenues by revenue source:

(In thousands)	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Human Care	$2,461	$2,435	$7,286	$7,050
Animal Care	621	434	1,688	1,957
Service and Royalty	56	75	322	1,251
	$3,138	$2,944	$9,296	$10,258

The following table shows the Company’s revenues by geographic region:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands)	2023	2022	2023	2022
United States	$868	$761	$2,214	$2,603
Europe	1,217	1,104	3,488	3,117
Asia	522	514	1,730	1,952
Latin America	368	384	1,165	1,827
Rest of the World	163	181	699	759
Total	$3,138	$2,944	$9,296	$10,258

Note 11.	Significant Customer Concentrations

The following table shows customer revenues as a percentage of net revenue:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Customer A	11%	13%	12%	18%
Customer B	17%	11%	15%	16%
Customer C	13%	11%	15%	10%
Customer D	*%	*%	*%	*%
Customer E	*%	*%	*%	*%

The following table shows customer accounts receivable balances as a percentage of net accounts receivables:

	December 31,	December 31,
	2023	2022
Customer A	13%	*%
Customer B	15%	12%
Customer C	*%	*%
Customer D	13%	18%
Customer E	*%	10%

* Represents less than 10%

Note 12.	Subsequent Events

Sale of Common Stock

On December 15, 2023, the Company entered into an Equity Distribution Agreement (the “Agreement”), with Maxim Group LLC (“Maxim”), pursuant to which the Company may offer and sell, from time to time, through Maxim, as sales agent or principal, shares of its common stock, $0.0001 par value per share.

Subject to the terms and conditions of the Agreement, Maxim will use commercially reasonable efforts consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of the Nasdaq Capital Market to sell shares from time to time based upon the Company’s instructions, including any price, time or size limits specified by the Company. Under the Agreement, Maxim may sell shares by any method deemed to be an “at the market” offering as defined in Rule 415 under the U.S. Securities Act of 1933, as amended, or any other method permitted by law, including in privately negotiated transactions. Maxim’s obligations to sell shares under the Agreement are subject to satisfaction of certain conditions, including customary closing conditions for transactions of this nature. The Company will pay Maxim a commission of 3% of the aggregate gross proceeds from each sale of shares and has agreed to provide Maxim with customary indemnification and contribution rights. The Company also agreed to reimburse Maxim for certain specified expenses of up to $20,000. On January 11, 2024, the Company sold 1,923,100 shares of its common stock for gross proceeds of approximately $392,000 and net proceeds of approximately $356,000.

Commercial Agreement

On January 5, 2024, the Company entered into a license and distribution agreement with NovaBay Pharmaceuticals, Inc. for the sale and marketing of Avenova®-branded products by the Company in the European Union. The agreement is for an initial term of two years, subject to automatic renewal periods. These products combine the Company’s existing eye product Ocudox®, which already has a Class IIB CE mark for sale in the European Union, with Avenova branding, and are expected to be marketed through the Company’s established European distribution network.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as of December 31, 2023 and our audited consolidated financial statements for the year ended March 31, 2023 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 21, 2023.

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

In January 2024, we launched LumacynTM Clarifying Mist, a direct-to-consumer skin care product in the United States. Lumacyn is an all-natural daily toner to soothe skin, reduce redness and irritation, and manage blemishes by reducing infection.

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

In June 2022, the Natural Products Association certified Microcyn OTC as a Natural Personal Care Product in the United States.

In June 2023, we announced a new application of our HOCl technology for intraoperative pulse lavage irrigation treatment, which can replace commonly used IV bags in a variety of surgical procedures. The intraoperative pulse lavage container is designed to be used in combination with a pulse lavage irrigation device, or flush gun, for abdominal, laparoscopic, orthopedic, and periprosthetic procedures. It is in trial use by hospitals in Europe and launched in the U.S. in November 2023.

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

In January 2024, we entered into a license agreement with NovaBay Pharmaceuticals, Inc. for the sale and marketing of Avenova®-branded Ocudox products in the European Union through our European distribution network.

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

Results of Continuing Operations

Comparison of the Three and Nine Months Ended December 31, 2023 and 2022

Revenue

The following table shows our consolidated total revenue and revenue by geographic region for the three and nine months ended December 31, 2023 and 2022:

	Three Months Ended December 31,
(In thousands)	2023	2022	$ Change	% Change
United States	$868	$761	$107	14%
Europe	1,217	1,104	113	10%
Asia	522	514	8	2%
Latin America	368	384	(16)	(4%	)
Rest of the World	163	181	(18)	(10%	)
Total	$3,138	$2,944	$194	7%

	Nine Months Ended December 31,
(In thousands)	2023	2022	$ Change	% Change
United States	$2,214	$2,603	$(389)	(15%	)
Europe	3,488	3,117	371	12%
Asia	1,730	1,952	(222)	(11%	)
Latin America	1,165	1,827	(662)	(36%	)
Rest of the World	699	759	(60)	(8%	)
Total	$9,296	$10,258	$(962)	(9%	)

The increase in United States revenue of $107,000 for the three months ended December 31, 2023 and decrease in United States revenue of $389,000 for the nine months ended December 31, 2023, were primarily the result of fluctuations in over-the-counter animal health care sales.

The increase in Europe revenue for the three and nine months ended December 31, 2023 of $113,000 and $371,000, respectively, was the result of increased demand for our products.

The increase in Asia revenue for the three months ended December 31, 2023 of $8,000 and decrease of revenue in Asia of $222,000 for the nine months ended December 31, 2023, was primarily due to timing of orders. Revenues from our international distributors tend to fluctuate from period to period due to customer placement of larger but less frequent orders to benefit from quantity discounts and reduced shipping costs.

The decrease in Latin America revenue for the three months ended December 31, 2023 of $16,000 was primarily the result of the timing of orders from our partner in Mexico. The decrease in Latin America revenue for the nine months ended December 31, 2023 of $662,000 was primarily due to service revenue recorded from selling machinery to a customer for $750,000 in the prior period. Management expects this to be a one-time event.

The decrease in Rest of World revenue for the three and nine months ended December 31, 2023 of $18,000 and $60,000, respectively, was primarily due to timing of customer orders.

Cost of Revenue and Gross Profit

The cost of revenue and gross profit metrics for the three and nine months ended December 31, 2023 and 2022 are as follows:

	Three Months Ended December 31,
(In thousands, except for percentages)	2023	2022	Change	% Change
Cost of Revenues	$1,678	$2,113	$(435)	(21%	)
Cost of Revenue as a % of Revenues	53%	72%
Gross Profit	$1,460	$831	$629	76%
Gross Profit as a % of Revenues	47%	28%

	Nine Months Ended December 31,
(In thousands, except for percentages)	2023	2022	Change	% Change
Cost of Revenues	$5,642	$6,645	$(1,003)	(15%	)
Cost of Revenue as a % of Revenues	61%	65%
Gross Profit	$3,654	$3,613	$41	1%
Gross Profit as a % of Revenues	39%	35%

The increase in gross profit margin of $629,000 for the three months ended December 31, 2023, as compared to the prior period, was primarily due to overall product mix, redeployment of labor to research and development projects in the current year and higher costs of materials and transportation in the prior period.

The increase in gross profit margin of $41,000 for the nine months ended December 31, 2023, as compared to the prior period, was primarily due to an increase in revenue in the current period.

Research and Development Expense

The research and development expense metrics as of December 31, 2023 and 2022 are as follows:

	Three Months Ended December 31,
(In thousands, except for percentages)	2023	2022	Change	% Change
Research and Development Expense	$601	$–	601	100%
Research and Development Expense as a % of Revenues	19%	0%

	Nine Months Ended December 31,
(In thousands, except for percentages)	2023	2022	Change	% Change
Research and Development Expense	$1,462	$6	1,456	N/A
Research and Development Expense as a % of Revenues	16%	0%

Increases in research and development expenses for the three and nine months ended December 31, 2023 of $601,000 and $1,456,000, respectively, were due to increased product development and expanded regulatory efforts in the U.S. and Europe to support new product releases.

Selling, General and Administrative Expense

The selling, general and administrative expense metrics are as of December 31, 2023 and 2022 are as follows:

	Three Months Ended December 31,
(In thousands, except for percentages)	2023	2022	Change	% Change
Selling, General and Administrative Expense	$1,703	$2,665	$(962)	(36%	)
Selling, General and Administrative Expense as a % of Revenues	54%	91%

	Nine Months Ended December 31,
(In thousands, except for percentages)	2023	2022	Change	% Change
Selling, General and Administrative Expense	$5,484	$7,030	$(1,546)	(22%)
Selling, General and Administrative Expense as a % of Revenues	59%	69%

The decline in selling, general and administrative expense for the three and nine months ended December 31, 2023 of $962,000 and $1,546,000, respectively, was the result of ongoing efforts to contain expenses across all parts of the company.

Other Expense, net

Other expense, net for the three and nine months ended December 31, 2023 was $79,000 and $380,000, respectively, compared to $71,000 and $322,000, respectively, for the three and nine months ended December 31, 2022. The changes in other expense, net primarily relate to exchange rate fluctuations.

Income tax benefit (expense)

Income tax benefit (expense) for the three and nine months ended December 31, 2023 was $57,000 and ($96,000), respectively. Income tax expense for the three and nine months ended December 31, 2022 was ($34,000) and ($98,000), respectively.

Net Loss

The following table provides the net loss for each period along with the computation of basic and diluted net loss per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except per share data)	2023	2022	2023	2022
Numerator:
Net loss	$(866)	$(1,939)	$(3,768)	$(3,843)

Denominator:
Weighted-average number of common shares outstanding: basic and diluted	10,909	3,107	7,011	3,104

Net loss per share: basic and diluted	$(0.08)	$(0.62)	$(0.54)	$(1.24)

Liquidity and Capital Resources

We reported a net loss of $866,000 and $1,939,000 for the three months ended December 31, 2023 and 2022, respectively, and $3,768,000 and $3,843,000 for the nine months ended December 31, 2023 and 2022, respectively. At December 31, 2023 and March 31, 2023, our accumulated deficit amounted to $193,282,000 and $189,514,000, respectively. As of December 31, 2023, we had cash and cash equivalents of $2,406,000 compared to $2,634,000 on December 31, 2022. Since our inception, substantially all of our operations have been financed through sales of equity securities. Other sources of financing that we have used to date include our revenues, royalty payments from licensing our products, as well as various loans and the sale of certain assets to Invekra, Petagon, and Microsafe.

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

The closing of the offering occurred on October 30, 2023.  In connection with the offering, we sold 8,500,000 shares of the our common stock for aggregate gross proceeds of $1,700,000 and net proceeds of $1,446,000, after deducting placement agent fees and other offering expenses.

On December 15, 2023, we entered into an Equity Distribution Agreement (the “Agreement”), with Maxim Group LLC (“Maxim”), pursuant to which we may offer and sell, from time to time, through Maxim, as sales agent or principal, shares of our common stock, $0.0001 par value per share.

Subject to the terms and conditions of the Agreement, Maxim will use commercially reasonable efforts consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of the Nasdaq Capital Market to sell shares from time to time based upon our instructions, including any price, time or size limits specified by us. Under the Agreement, Maxim may sell shares by any method deemed to be an “at the market” offering as defined in Rule 415 under the U.S. Securities Act of 1933, as amended, or any other method permitted by law, including in privately negotiated transactions. Maxim’s obligations to sell shares under the Agreement are subject to satisfaction of certain conditions, including customary closing conditions for transactions of this nature. We will pay Maxim a commission of 3% of the aggregate gross proceeds from each sale of shares and we have agreed to provide Maxim with customary indemnification and contribution rights. We also agreed to reimburse Maxim for certain specified expenses of up to $20,000. On January 11, 2024, we sold 1,923,100 shares of our common stock for gross proceeds of approximately $392,000 and net proceeds of approximately $356,000.

The following table presents a summary of our consolidated cash flows for operating, investing and financing activities for the nine months ended December 31, 2023 and 2022, as well as balances of cash and cash equivalents and working capital:

	Nine Months Ended December 31,
(In thousands)	2023	2022
Net cash used in:
Operating activities	$(2,550)	$(3,711)
Investing activities	(20)	(176)
Financing activities	1,054	(883)
Effect of exchange rates on cash	102	8
Net change in cash and cash equivalents	(1,414)	(4,762)
Cash and cash equivalents, beginning of the period	3,820	7,396
Cash and cash equivalents, end of the period	$2,406	$2,634
Working capital (1), end of period	$9,428	$7,298

(1)	Defined as current assets minus current liabilities

Net cash used in operating activities during the nine months ended December 31, 2023 was $2,550,000, primarily due to a net loss of $3,768,000, an increase in accounts receivables of $221,000, and an increase in inventory of $93,000, offset by stock compensation of $447,000 and an increase in prepaid expenses of $546,000.

Net cash used in operating activities during the nine months ended December 31, 2022 was $3,711,000, primarily due to a net loss of $3,843,000, and a decrease in deferred revenue of $1,204,000, offset by $569,000 of stock based compensation.

Net cash used in investing activities was $20,000 for the nine months ended December 31, 2023, primarily related to purchases of equipment.

Net cash used in investing activities was $176,000 for the nine months ended December 31, 2022, primarily related to long term deposits and purchases of equipment.

Net cash provided by financing activities was $1,054,000 for the nine months ended December 31, 2023, primarily due to the sale of common stock for net proceeds of $1,446,000 offset by principal payments on short-term debt of $387,000.

Net cash used in financing activities was $883,000 for the nine months ended December 31, 2022, primarily due to principal payments on short-term debt of $674,000 and payments of PPP loan of $120,000.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of our most recent fiscal quarter. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023 due to the fact that material weaknesses in our internal controls over financial reporting exist at period end.

Notwithstanding our ineffective disclosure controls and procedures, management believes the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. generally accepted accounting principles.

Management’s Remediation Measures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2023. We have determined that there were inadequate spreadsheet controls, a lack of separation of duties with preparation and review of the reported numbers, and inadequate analysis of revenue reporting among other things. We believe we have taken steps to correct this, but the controls have not been tested and have not been working for a sufficient period of time to remove this weakness.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not finished testing our controls and sufficient time has not elapsed to make the determination these controls are operating effectively.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue any unregistered securities during the quarter ended December 31, 2023 and through February 8, 2024.

Item 3.	Default Upon Senior Securities

We did not default upon any senior securities during the quarter ended December 31, 2023.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Effective February 7, 2024, our Board of Directors appointed Jerome Dvonch as our Chief Financial Officer. Prior to this appointment, Mr. Dvonch has served as our interim Chief Financial Officer since April 7, 2023.

Mr. Dvonch will be employed at-will on a full-time basis. We agreed to compensate Mr. Dvonch $240,000 per year. Mr. Dvonch is eligible for a bonus up to 50% of his annual salary, prorated the first year based on a fiscal year end of March 31 and dependent upon meeting specified performance goals. He is also eligible for equity grants within the normal employee equity programs and for benefits, such as vacation, and our medical, dental, vision and retirement plans.

The foregoing description is not complete and is qualified in its entirety by reference to the full text of the offer letter to Mr. Dvonch, a copy of which is filed herewith as Exhibit 10.41 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Also on February 7, 2024, we entered into a new offer letter with our Controller, John Dal Poggetto, pursuant to which Mr. Dal Poggetto will be employed at-will on a full-time basis. We agreed to compensate Mr. Dal Poggetto $200,000 per year. Mr. Dal Poggetto is eligible for a bonus up to 20% of his annual salary, prorated the first year based on a fiscal year end of March 31 and dependent upon meeting specified performance goals. He is also eligible for equity grants within the normal employee equity programs and for benefits, such as vacation, and our medical, dental, vision and retirement plans.

The foregoing description is not complete and is qualified in its entirety by reference to the full text of the offer letter to Mr. Dal Poggetto, a copy of which is filed herewith as Exhibit 10.42 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6.	Exhibits

Exhibit Index

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., effective January 30, 2006 (included as exhibit 3.1 of the Company’s Annual Report on Form 10-K filed June 20, 2007, and incorporated herein by reference).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., effective October 22, 2008 (included as exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 21, 2008, and incorporated herein by reference).
3.4	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective March 29, 2013 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 22, 2013, and incorporated herein by reference).
3.5	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective December 4, 2014 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 8, 2014, and incorporated herein by reference).
3.6	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective October 22, 2015 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 27, 2015, and incorporated herein by reference).
3.7	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective June 24, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 28, 2016, and incorporated herein by reference).
3.8	Certificate of Amendment of Restated Certificate of Incorporation of Sonoma Pharmaceuticals, Inc., as amended, effective December 6, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 7, 2016, and incorporated herein by reference).
3.9	Amended and Restated Bylaws, as amended, of Sonoma Pharmaceuticals, Inc., effective December 6, 2016 (included as exhibit 3.2 to the Company’s Current Report on Form 8-K filed December 7, 2016, and incorporated herein by reference).
3.10	Certificate of Designation of Preferences, Rights and Limitations of Series A 0% Convertible Preferred Stock, filed with the Delaware Secretary of State on April 24, 2012 (included as exhibit 4.2 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).
3.11	Certificate of Designation of Series B Preferred Stock, effective October 18, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 21, 2016, and incorporated herein by references).
3.12	Certificate of Amendment of Restated Certificate of Incorporation of Sonoma Pharmaceuticals, Inc., as amended, effective June 19, 2019 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 19, 2019, and incorporated herein by reference).
4.1	Specimen Common Stock Certificate (included as exhibit 4.1 to the Company’s Annual Report on Form 10-K filed June 28, 2017, and incorporated herein by reference).
4.2	Section 382 Rights Agreement, dated as of October 18, 2016, between Oculus Innovative Sciences, Inc. and Computershare Inc., which includes the Form of Certificate of Designation of Series B Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 21, 2016, and incorporated herein by reference).
4.3	Form of Placement Agent Warrant granted to Dawson James Securities, Inc. and The Benchmark Company, LLC in connection with the March 2, 2018 public offering, dated March 6, 2018 (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 6, 2018, and incorporated herein by reference).
4.4	Form of Placement Agent Warrant granted to Dawson James Securities, Inc. in connection with the November 2019 public offering (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 29, 2019, and incorporated herein by reference).
10.1	Form of Indemnification Agreement between Oculus Innovative Sciences, Inc. and its officers and directors (included as exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.2	Office Lease Agreement, dated May 18, 2006, between Oculus Technologies of Mexico, S.A. de C.V. and Antonio Sergio Arturo Fernandez Valenzuela (translated from Spanish) (included as exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.3	Office Lease Agreement, dated July 2003, between Oculus Innovative Sciences, B.V. and Artikona Holding B.V. (translated from Dutch) (included as exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

10.4	Form of Director Agreement (included as exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.5	Amended and Restated Oculus Innovative Sciences, Inc. 2006 Stock Incentive Plan and related form stock option plan agreements (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 2, 2007, and incorporated herein by reference).
10.6	Amendment to Office Lease Agreement, effective February 15, 2008, by and between Oculus Innovative Sciences Netherlands B.V. and Artikona Holding B.V. (translated from Dutch) (included as exhibit 10.44 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).
10.7	Oculus Innovative Sciences, Inc. 2011 Stock Incentive Plan (included as exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2011, and incorporated herein by reference).
10.8†	Exclusive Sales and Distribution Agreement, dated November 6, 2015, by and between Oculus Innovative Sciences, Inc. and Manna Pro Products, LLC (included as exhibit 10.1 to the Company’s 8-K filed March 23, 2016 and incorporated herein by reference).
10.9†	Asset Purchase Agreement dated October 27, 2016, between Oculus Innovative Sciences, Inc. and Invekra, S.A.P.I de C.V. (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 31, 2016, and incorporated herein by reference).
10.10†	Amendment Agreement to Acquisition Option dated October 27, 2016, by and between More Pharma Corporation S. de R.L. de C.V. and Oculus Technologies of Mexico, S.A. de C.V. (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 31, 2016, and incorporated herein by reference).
10.11	2016 Equity Incentive Plan (included as exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2016, and incorporated herein by reference).
10.12	Securities Purchase Agreement entered into by and between Sonoma Pharmaceuticals, Inc. and Montreux Equity Partners V, L.P., dated March 1, 2018 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 6, 2018, and incorporated herein by reference).
10.13†	Exclusive License and Distribution Agreement entered into by and between Sonoma Pharmaceuticals, Inc. and EMS.S.A., dated June 4, 2018 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 5, 2018, and incorporated herein by reference).
10.14	Warrant Agency Agreement entered into by and among Sonoma Pharmaceuticals, Inc., Computershare, Inc. and Computershare Trust Company, N.A., dated November 21, 2018 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 21, 2018, and incorporated herein by reference).
10.15⸸+	Asset Purchase Agreement dated May 14, 2019, between Sonoma Pharmaceuticals, Inc. and Petagon, Ltd. (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 22, 2019, and incorporated herein by reference).
10.16⸸+	Asset Purchase Agreement dated February 21, 2020, between Sonoma Pharmaceuticals, Inc. and MicroSafe Group, DMCC (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 27, 2020, and incorporated herein by reference.)
10.17⸸+	License, Distribution and Supply Agreement by and between Sonoma Pharmaceuticals, Inc. and Brill International, S.L. dated May 19, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 26, 2020, and incorporated herein by reference.)
10.18	Consulting Agreement between the Company and Dr. Robert Northey, dated May 30, 2020. (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 4, 2020, and incorporated herein by reference.)
10.19⸸+	Asset Purchase Agreement between the Company and Infinity Labs SD, Inc., dated June 24, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 30, 2020, and incorporated herein by reference.)
10.20	Boulder Lease Agreement between the Company and Westland Development Services, Inc., dated February 19, 2021. (included as exhibit 10.20 to the Company’s Current Report on Form 10-Q filed on November 13, 2023, and incorporated by herein by reference.)
10.21⸸	Licensing Agreement between Sonoma Pharmaceuticals, Inc. and MicroSafe Group, effective July 27, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 6, 2020, and incorporated herein by reference).
10.22⸸	Licensing and Distribution Agreement between Sonoma Pharmaceuticals, Inc. and Gabriel Science, LLC, effective December 14, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2020, and incorporated herein by reference).
10.23⸸	Exclusive Supply and Distribution Agreement between the Company and EMC Pharma, LLC, dated March 26, 2021 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 31, 2021, and incorporated herein by reference).
10.24	Amended and Restated Employment Agreement by and between the Company and Amy Trombly, dated June 16, 2023 (included as exhibit 10.38 to the Company’s Current Report on Form 10-K filed on June 21, 2023, and incorporated herein by reference).
10.25	Amended and Restated Employment Agreement by and between the Company and Bruce Thornton, dated June 16, 2023 (included as exhibit 10.39 to the Company’s Current Report on Form 8-K filed on June 21, 2023, and incorporated herein by reference).
10.26	At-The-Market Offering Agreement, by and between the Company and H.C. Wainwright & Co., LLC, dated July 30, 2021 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 30, 2021, and incorporated herein by reference).
10.27	2021 Equity Incentive Plan (included as appendix on the Company’s proxy statement filed on July 29, 2021 and incorporated herein by reference).

10.28+⸸	Exclusive License and Distribution Agreement between the Company and Dyamed Biotech Pte Ltd., dated November 4, 2021 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 9, 2021, and incorporated herein by reference).
10.29+⸸	Non-Exclusive Distribution and Supply Agreement between the Company and Salus Medical, LLC dated January 19, 2022 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 20, 2022, and incorporated herein by reference).
10.30+⸸	Exclusive License and Distribution Agreement between Sonoma Pharmaceuticals, Inc. and Anlicare International dated January 18, 2022 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 20, 2022, and incorporated herein by reference).
10.31	At-The-Market Offering Agreement, by and between the Company and Ladenburg Thalmann & Co. Inc., dated December 23, 2022 (included as exhibit 1.1 to the Company’s Current Report on Form 8-K filed on December 23, 2022, and incorporated herein by reference).
10.32	Sonoma Pharmaceuticals, Inc. Non-Employee Director Compensation Program and Stock Ownership Guidelines, revised by the Board of Directors on December 29, 2022 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 30, 2022, and incorporated herein by reference).
10.33+⸸	Exclusive Distribution and Supply Agreement, dated January 26, 2023, by and between Sonoma Pharmaceuticals, Inc. and Daewoong Pharmaceutical Co., Ltd. (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2023, and incorporated herein by reference).
10.34	Amendment to At-The-Market Offering Agreement, by and between the Company and Ladenburg Thalmann & Co. Inc., dated February 24, 2023 (included as exhibit 1.1 to the Company’s Current Report on Form 8-K filed on February 24, 2023, and incorporated herein by reference).
10.35	Consulting Agreement, by and between the Company and Jerome Dvonch, dated April 7, 2023 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 13, 2023, and incorporated herein by reference).
10.36	Offer letter to John Dal Poggetto dated July 11, 2023 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 14, 2023, and incorporated herein by reference).
10.37	Consulting Agreement, by and between the Company and Jerome Dvonch Consulting, LLC, effective August 15, 2023 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 14, 2023, and incorporated herein by reference).
10.38	First Amendment to the Lease between the Company and Westland Development Services, Inc, dated June 21, 2023.
10.39	Equity Distribution Agreement, by and between Sonoma Pharmaceuticals, Inc. and Maxim Group LLC., dated December 15, 2023 (included as exhibit 1.1 to the Company’s Current Report on Form 8-K filed on December 15, 2023, and incorporated herein by reference).
10.40⸸+	License and Distribution Agreement, dated January 5, 2024, by and between Sonoma Pharmaceuticals, Inc. and NovaBay Pharmaceuticals, Inc. (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 9, 2024, and incorporated herein by reference).
10.41*	Offer letter to Jerome Dvonch dated February 7, 2024.
10.42*	Offer letter to John Dal Poggetto dated February 7, 2024.
14.1	Code of Business Conduct (included as Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on January 23, 2017, and incorporated herein by reference).
21.1	List of Subsidiaries (included as Exhibit 21.1 to the Company’s Annual Report on Form 10-K on June 28, 2017, and incorporated herein by reference).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

*	Filed herewith.
†	Confidential treatment has been granted with respect to certain portions of this agreement.
⸸	Certain portions of the exhibit have been omitted to preserve the confidentiality of such information. The Company will furnish copies of any such information to the SEC upon request.
+	The schedules to the exhibit have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any such schedules to the SEC upon request.

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

Date: February 8, 2024	By:	/s/ Amy Trombly
Amy Trombly President and Chief Executive Officer, (Principal Executive Officer)

Date: February 8, 2024	By:	/s/ Jerome Dvonch
Jerome Dvonch
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

