Form 10-K
period 2024-03-31
Sonoma Pharmaceuticals, Inc.
filed 2024-06-17
CIK 1367083

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For transition period from _________________ to _________________

Commission File Number: 001-33216

SONOMA PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	68-0423298
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on September 29, 2023, was $3,797,950 based on a total of 4,932,404 shares of the registrant’s common stock held by non-affiliates on September 29, 2023, at the closing price of $0.77 per share, as reported on the Nasdaq Capital Market.

There were 18,773,635 shares of the registrant’s common stock issued and outstanding on June 17, 2024.

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

Overview

We are a global healthcare leader for developing and producing stabilized hypochlorous acid, or HOCl, products for a wide range of applications, including wound care, eye care, oral care, dermatological conditions, podiatry, animal health care and non-toxic disinfectants. Our products are clinically proven to reduce itch, pain, scarring, and irritation safely and without damaging healthy tissue. In-vitro and clinical studies of HOCl show it to safely manage skin abrasions, lacerations, minor irritations, cuts, and intact skin. We sell our products either directly or via partners in 55 countries worldwide.

Business Update

Over the past year, we have continued our focus on growing our revenues while maintaining costs. Our human care revenues have grown as a result of adding new customers and distributors, and through organic growth from existing customers and distributors. We have also focused on introducing new products into multiple markets around the world and increasing our regulatory reach by seeking new approvals and clearances.

Some of our recent business updates include:

•	On May 9, 2024, we announced expansion of our MicrocynAH® animal health care products in the Menards® chain of home improvement stores in the United States, through our partner Compana Pet Brands.

•

On April 9, 2024, we announced expansion of our Microcyn® Negative Pressure Wound Therapy Solution products line, now available in 250mL, 450mL and 990mL sizes to meet the diverse needs of healthcare professionals and patients.

•

On January 23, 2024, we launched LumacynTM Clarifying Mist, a new direct-to-consumer skincare product, in the United States. Lumacyn is an all-natural daily toner formulated with Microcyn® technology to soothe the skin, reduce redness and irritation, and manage blemishes by reducing infection.

•

On November 3, 2023, we launched our intraoperative pulse lavage irrigation treatment in the United States, a new application of its wound care technology developed in response to an unmet need for a non-toxic irrigation solution that can prevent infection and improve healing time.

•	On August 15, 2023, we announced that Reliefacyn® Advanced Itch-Burn-Rash-Pain Relief Hydrogel had received the National Eczema Association (NEA) Seal of Acceptance™.

•

On August 3, 2023, we announced the establishment of a Scientific Advisory Board, which will serve to inform the company's research and development activities, efforts to address areas of unmet need, and potential new areas of interest.

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

In September 2021, we launched a new over-the-counter product, Regenacyn® Advanced Scar Gel, which is clinically proven to improve the overall appearance of scars while reducing pain, itch and redness. On the same day, we launched Regenacyn® Plus, a prescription-strength scar gel which is available as an office dispense product through physician offices.

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

Our consumer products are available through Amazon.com, our online store and third-party distributors.

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

On April 9, 2024, we announced expansion of our Microcyn® Negative Pressure Wound Therapy Solution products line, now available in 250mL, 450mL and 990mL sizes to meet the diverse needs of healthcare professionals and patients.

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

In international markets we rely on distribution partners to sell our eye products. In May 2020, we entered into an expanded license and distribution agreement with our existing partner, Brill International S.L. for our Microdacyn60® Eye Care HOCl-based product. Under the license and distribution agreement, Brill has the right to market and distribute our eye care product under the private label Ocudox™ in Italy, Germany, Spain, Portugal, France, and the United Kingdom for a period of 10 years, subject to meeting annual minimum sales quantities. In return, Brill paid us a one-time fee, and the agreed upon supply prices. In parts of Asia, Dyamed Biotech markets our eye product under the private label Ocucyn.

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

For our animal health products sold in the U.S. and Canada, we partner with Compana Pet Brands. Compana distributes non-prescription products to national pet-store retail chains and farm animal specialty stores, such as PetSmart, Tractor Supply, Cabela’s, PetExpress, Bass Pro Shops, and Menards. In August 2022, we announced the launch of a MicrocynVS® line of products exclusively for veterinarians for the management of wound, skin, ear and eye afflictions in all animal species.

For the Asian and European markets, in May 2019 we partnered with Petagon an international importer and distributor of quality pet food and products for an initial term of five years. We supply Petagon with all MicrocynAH products sold by Petagon. In August 2020, Petagon received a license from the People’s Republic of China for the import of veterinary drug products manufactured by us. This is the highest classification Petagon and Sonoma can receive for animal health products in China.

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

In July 2021, we granted MicroSafe the non-exclusive right to sell and distribute Nanocyn in the United States provided that MicroSafe secure U.S. EPA approval. In April of 2022, MicroSafe secured the EPA approval for Nanocyn® Disinfectant & Sanitizer, meaning that it can now be sold in the United States as a surface disinfectant, and it was subsequently added to the EPA’s list N for use against COVID-19. In June 2022, the EPA added Nanocyn to List Q as a disinfectant for Emerging Viral Pathogens, including Ebola virus, Mpox, and SARS-CoV-2, and in March 2023 the EPA added Nanocyn to Lists G and H, for use against Methicillin Resistant Staphylococcus Aureus (MRSA), Salmonella, Norovirus, Poliovirus, and as a fungicide. Nanocyn also received the Green Seal® Certification after surpassing a series of rigorous standards that measure environmental health, sustainability and product performance. Nanocyn is currently sold by MicroSafe in Europe, the Middle East and Australia.

Employees

As of June 17, 2024, we employed a total of 9 full-time employees in the United States, and one full-time employee in the Netherlands. Additionally, we had 162 employees in Mexico. We are not a party to any collective bargaining agreements. We believe relations with employees are very good.

Products

Our products are all classified as medical devices and categorized as prescription, over-the-counter (OTC) and office dispense products. Below are some of our key products that we either sell through our own efforts or through partnership agreements.

Dermatology

In the United States, we offer Lumacyn Clarifying Mist, Regenacyn Advanced Scar Gel and Reliefacyn Advanced Itch-Burn-Rash-Pain Relief Hydrogel for OTC purchase, and Regenacyn Plus Scar Gel and Reliefacyn Plus Itch-Burn-Rash-Pain Relief Hydrogel for office dispense.

LumacynTM Clarifying Mist

LumacynTM Clarifying Mist is intended for use as a daily skin toner, to soothe and cleanse the skin, reduce redness, and manage blemishes by reducing infection.

Regenacyn® Advanced Scar Gel and Regenacyn® Plus Scar Gel

Regenacyn® Advanced Scar Gel is clinically proven to improve the overall appearance of scars while reducing pain and itch. Regenacyn® Plus is a prescription-strength scar gel which is available as an office dispense product through dermatology practices and medical spas.

Reliefacyn® Advanced Itch-Burn-Rash-Pain Relief Hydrogel and Reliefacyn® Plus Itch-Burn-Rash-Pain Relief Hydrogel

Reliefacyn® Advanced Itch-Burn-Rash-Pain Relief Hydrogel is intended for the alleviation of red bumps, rashes, shallow skin fissures, sunburn, peeling, and symptoms of eczema/atopic dermatitis. Reliefacyn® Plus is a prescription-strength formula available as an office dispense product through dermatology practices and medical spas.

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

Microcyn® OTC Advanced Wound & Skin Cleanser

Microcyn® OTC Advanced Wound & Skin Cleanser is intended for the over-the-counter management of skin abrasions, lacerations, minor irritations and cuts.

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

Internationally, we offer OcudoxTM for eye care, SinudoxTM for nasal irrigation, and Microdacyn60® Oral Care to support the treatment of mouth and throat infections and the debridement and moistening of mouth lesions and thrush.

Podiatry

PodiacynTM Advanced Everyday Foot Care

PodiacynTM is intended for management of foot odors, infections, and irritations, as well as daily foot health and hygiene.

Animal Health Care

In the United States and internationally, our HOCl-based MicrocynAH® line offers topical solutions designed to relieve the common symptoms of hot spots, scratches, skin rashes, post-surgical sites and irritated animal skin and promote expedited healing for all animals.

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

Research and Development

Research and development expenses consist primarily of expenses for clinical studies, personnel, regulatory services and supplies. For the years ended March 31, 2024 and 2023, research and development expense amounted to $1,871,000 and $207,000, respectively. A small percentage of these expenses were borne by our customers.

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

We believe we own sufficient factory space and equipment to produce an adequate amount of product to meet anticipated future requirements for at least the next two years. With expansion into new geographic markets, we may establish additional manufacturing facilities to better serve those new markets.

Regulatory Approvals and Clearances

To date, in the United States we have obtained 21 U.S. Food and Drug Administration, or FDA, clearances permitting the sale of products as medical devices for Section 510(k) of the Federal Food, Drug and Cosmetic Act.

Outside the United States, we sell products for dermatological and advanced tissue care with a European Conformity marking, Conformité Européenne, or CE. On April 9, 2020, we received an updated CE certificate covering 39 products in 54 countries with various approvals in Brazil, China, Southeast Asia, South Korea, India, Australia, New Zealand, and the Middle East.

The following table summarizes our current material regulatory approvals and clearances by brand.

Brand	Approval Type	Summary Indication

HOCl-based Products:

Microcyn® Wound Care Management	U.S. 510(k)	Prescription product, intended to be used in the management, via debridement of wounds such as stage I-IV pressure ulcers, partial and full thickness wounds, diabetic foot ulcers, post surgical wounds, first and second degree burns, grafted and donor sites.

Microcyn® OTC Advanced Wound & Skin Cleanser Ocucyn® Eyelid & Eyelash Cleanser LumacynTM Clarifying Mist PodiacynTM Advanced Everyday Foot Care	U.S. 510(k)	OTC product for use in the management of skin abrasions, lacerations, minor irritations, cuts and intact skin.

Lasercyn™ Gel, Levicyn™ Gel	U.S. 510(k) EU CE Mark	Prescription and OTC product, intended for use to relieve itch and pain from minor skin irritations, lacerations, abrasions and minor burns, such as sunburn. As a prescription product it is also intended for sores, injuries, ulcers of dermal tissue and exuding wounds.

Sebuderm™	U.S. 510(k) EU CE Mark	Prescription-only product, manages and relieves the burning, itching, erythema, scaling, and pain experienced with seborrhea and seborrheic dermatitis. It also helps to relieve dry, waxy skin by maintaining a moist wound and skin environment, which is beneficial to the healing process.

Regenacyn® Advanced Scar Gel Regenacyn® Plus Scar Gel Celacyn® Scar Management Gel	U.S. 510(k)	Prescription and OTC product, for the management of old and new hypertrophic and keloid scarring resulting from burns, general surgical procedures and trauma wounds.

Levicyn™ SG	U.S. 510(k) EU CE Mark	Prescription and OTC product, for the management and relief of burning and itching associated with many common types of skin irritation, lacerations, abrasions and minor burns. As a prescription product it also relieves burning and itching and pain associated with various types of dermatoses, including radiation dermatitis and atopic dermatitis.

Epicyn™ Antimicrobial Facial Cleanser	U.S. 510(k) EU CE Mark	Prescription and OTC product, management of skin abrasions, lacerations, minor irritations, cuts and intact skin. As a prescription product it is intended for the cleansing, irrigation, moistening, debridement and removal of foreign material and debris from exudating wounds, first- and second-degree burns and other skin irritations.

Rejuvacyn® Advanced Skin Repair Cooling Mist Rejuvacyn® Plus Skin Repair Cooling Mist Lasercyn™ Gel	U.S. 510(k)	Prescription and OTC product, intended for the management of minor skin irritations following post non ablative laser therapy procedures, post microdermabrasion therapy and following superficial chemical peels, and to relieve itch and pain from minor skin irritations, lacerations, abrasions and minor burns.

Reliefacyn® Advanced Itch-Burn-Rash-Pain Relief Hydrogel Reliefacyn® Plus Itch-Burn-Rash-Pain Relief Hydrogel Levicyn™ Dermal Spray, Lasercyn™ Dermal Spray	U.S. 510(k)	Prescription and OTC product, for the management of skin abrasions, lacerations, minor irritations, cuts and intact skin. As a prescription product it is intended for the cleansing, irrigation, moistening, debridement and removal of foreign material including microorganisms and debris from exudating wounds, acute and chronic dermal lesions, burns, and other skin irritations.

Acuicyn Antimicrobial Eyelid & Eyelash Hygiene	U.S. 510(k)	Prescription product, under the supervision of a healthcare professional, intended for the cleansing, irrigation, moistening, debridement and removal of foreign material and debris from exudating wounds, acute and chronic dermal lesions including stage I-IV pressure ulcers, stasis ulcers, diabetic ulcers, post-surgical wounds, first- and second-degree burns, abrasions, minor irritations of the skin, diabetic foot ulcers, ingrown toe nails, grafted/donor sites and exit sites. It is also intended for use to moisten and lubricate wound dressings and for use with devices intended to irrigate wounds.

Endocyn Root Canal Irrigation Solution	U.S. 510(k)	Endocyn Root Canal Irrigation Solution is intended to irrigate, cleanse, and debride root canal systems including the removal of foreign material and debris during root canal therapy. It is also intended to provide for lubrication and irrigation during root canal instrumentation.

Gramaderm®	EU CE Mark	Various product formulations for the topical treatment of mild to moderate acne.

Microdacyn60®	EU CE Mark	Various product formulations for the management of itching, burning and other skin irritations.

MucoClyns™	EU CE Mark	Indicated for the use in emergencies and safe to use on mucous membranes, cuts, abrasions, burns and body surfaces for the treatment immediately after an unexpected exposure to infection risk, and professional medical attention.

Sinudox™	EU CE Mark	Solution intended for nasal irrigation, including the moistening of cuts, abrasions and lacerations located in the nasal cavity.

Significant Customers

We rely on certain key customers for a significant portion of revenues. At March 31, 2024, customer B represented 13% of our net accounts receivable balance and customer D represented 17% of our net accounts receivable balance. At March 31, 2023, customer B represented 22% of our net accounts receivable balance and customer D represented 21% of our net accounts receivable balance. For the year ended March 31, 2024, customer A represented 17%, customer B represented 15% and customer C represented 14% of net revenues. For the year ended March 31, 2023, customer A represented 11%, customer B represented 16% and customer C represented 18% of net revenues.

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

Dermatology

Our dermatology products are at the forefront of HOCl-based solutions, a safe and highly effective active ingredient designed to relieve itching and burning and act as a highly effective antimicrobial agent. We believe no other solutions on the market provide the same patient benefits at the levels of safety and cost. Our HOCl-based solutions face significant competition in the United States from prescription products including corticosteroids, topical steroids and topical antibiotics. Our opportunity as an adjunct to these steroids is based on the insight that many doctors and patients limit steroid and antibiotic use due to potential side effects. These side effects include bacterial resistance, stinging, burning and inflammation for topical antibiotics and stretch marks, easy bruising, tearing of the skin and, to a lesser extent, enlarged blood vessels for topical steroids. Our HOCl-based products are safe, non-toxic and have shown few side effects in clinical studies.

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

Some of our competitors in the dermatology, wound care, eye, nasal and oral care, podiatry, animal health care and surface disinfectant markets enjoy several competitive advantages. These include:

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

On November 30, 2023, the FDA issued a proposed rule to classify certain wound dressings and liquid wound washes containing antimicrobials with a low level of antimicrobial resistance concern, including hypochlorous acid, into Class II medical devices. If finalized as proposed, we would be required to submit new 510(k) applications for our products and to demonstrate compliance with special controls that require specific information relating to performance testing and technical specifications, specific labeling requirements, and other requirements to mitigate the risks to health and demonstrate a reasonable assurance of safety and effectiveness. Our existing devices could serve as predicates for the new devices. The FDA is proposing that manufacturers will need to demonstrate compliance with applicable special controls within six months after the effective date of the rule, when finalized.

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

If the FDA finds that a manufacturer has failed to comply with FDA laws and regulations or that a medical device is ineffective or poses an unreasonable health risk, it can institute or seek a wide variety of enforcement actions and remedies, ranging from a public warning letter to more severe actions such as:

•	imposing fines, injunctions and civil penalties
•	requiring a recall or seizure of products
•	implementing operating restrictions, which can include a partial suspension or total shutdown of production
•	refusing requests for 510(k) clearance or pre-market approval of new products
•	withdrawing 510(k) clearance or pre-market approvals already granted
•	criminal prosecution

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

The Medical Devices Regulation was adopted in the EU on May 26, 2017 to replace the existing Medical Device Directive, and became applicable on May 26, 2021, with a transition period until May 26, 2024, which was been extended to December 31, 2028 for non-implantable Class IIb and lower risk devices. Under the new Medical Devices Regulation, certain devices are classified in higher classes, new devices are classified, and certain new obligations are imposed on manufacturers and distributors. Manufacturers are required to engage a medical device expert and carry insurance for possible liability claims. In addition, the pre-market approval and post-market surveillance requirements are enhanced. The European Database for Medical Devices, or Eudamed, will hold and publish information on medical devices collected from the European Commission and the national authorities.

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

ITEM 1A. Risk Factors

Risks Related to Our Business

We have a history of losses, we expect to continue to incur losses and we may never achieve profitability and our March 31, 2024 audited consolidated financial statements included disclosure that casts substantial doubt regarding our ability to continue as a going concern.

We reported a net loss of $4,835,000 and $5,151,000 for the years ended March 31, 2024 and 2023, respectively. At March 31, 2024 and 2023, our accumulated deficit amounted to $194,349,000 and $189,514,000, respectively. We had working capital of $8,829,000 and $10,081,000 as of March 31, 2024 and 2023, respectively. During the years ended March 31, 2024 and 2023, net cash used in operating activities amounted to $2,398,000 and $6,152,000, respectively. As of March 31, 2024, we had cash and cash equivalents of $3,128,000.

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

Since 2004, we loaned substantial amounts to our Mexico subsidiary Oculus Technologies of Mexico, S.A. de C.V. at various interest rates to fund their operations. As of March 31, 2024, our Mexico subsidiary owes approximately $13.4 million in principal, $9.8 million in technical assistance payments and $12.6 million in accrued interest. The intercompany loans mature in 2027. There is no guarantee that our Mexican subsidiary will be able to pay any or all of the amounts due. If we were to forgive the debt or if we were to convert the debt to equity, it would be subject to Mexico income tax at 30%, or approximately $10.7 million, as well as Mexican withholding tax of 15%.

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

In addition, any interest paid to a foreign lender is subject to Mexico withholding tax of 15%. We also have interest owed on our intercompany technical assistance agreement and royalty withholding of 10% on our technical assistance agreement. This would amount to approximately $4.7 million in Mexico withholding tax at March 31, 2024, if all of the interest and technical assistance were to be repaid to us. In general, the foreign related party parent can then claim a credit for these withholding taxes on their U.S. income tax return. However, because of our substantial U.S. net operating losses, we are prevented from claiming any credit on any withholding tax for U.S. income tax purposes. Any such failure to pay intercompany debt, inability to deduct income taxes or apply credits, or liability for tax payments could have a material adverse effect on our business, financial condition, and results of operations.

We rely on a number of key customers who may not consistently purchase our products in the future and if we lose any one of these customers, our revenues may decline.

Although we have a significant number of customers in each of the geographic markets that we operate in, we rely on certain key customers for a significant portion of our revenues. For the year ended March 31, 2024, customer A represented 17%, customer B represented 15% and customer C represented 14% of net revenues. For the year ended March 31, 2023, customer A represented 11%, customer B represented 16% and customer C represented 18% of net revenues. In the future, a small number of customers may continue to represent a significant portion of our total revenues in any given period. These customers may not consistently purchase our products at a particular rate over any subsequent period. The loss of any of these customers could adversely affect our revenues.

A majority of our business is conducted outside of the United States, exposing us to additional risks that may not exist in the United States, which in turn could cause our business and operating results to suffer.

We have material international operations in Mexico, Asia and Europe. During the years ended March 31, 2024 and 2023, approximately 76% and 74% of our total revenue, respectively, were generated from sales outside of the United States. Our business is highly regulated for the use, marketing and manufacturing of our HOCl-based products both domestically and internationally. Our international operations are subject to risks, including:

•	local political or economic instability;

•	continuing restrictions related to the Covid-19 pandemic;

•	changes in exchange rates;

•	changes in governmental regulation;

•	changes in import/export duties;

•	trade restrictions;

•	lack of experience in foreign markets;

•	difficulties and costs of staffing and managing operations in certain foreign countries;

•	work stoppages or other changes in labor conditions;

•	difficulties in collecting accounts receivables on a timely basis, or at all; and

•	adverse tax consequences or overlapping tax structures.

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

On November 30, 2023, the FDA issued a proposed rule to classify certain wound dressings and liquid wound washes, including hypochlorous acid, into Class II medical devices. If finalized, we would be required to submit new 510(k) applications for our products and to demonstrate compliance with special controls that require specific information relating to performance testing and technical specifications, specific labeling requirements, and other requirements. While we believe we will be able to demonstrate compliance with these special controls if the proposed rule is finalized, there is no guarantee that the FDA will issue new clearance letters for our products, and the process of obtaining additional clearances may be costly and time consuming.

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

We grant credit to our business customers, which are primarily located in Mexico, Europe and the United States. Collateral is generally not required for trade receivables. We maintain allowances for potential credit losses. We rely on certain key customers for a significant portion of revenues. At March 31, 2024, customer B represented 13% of our net accounts receivable balance and customer D represented 17% of our net accounts receivable balance. At March 31, 2023, customer B represented 22% of our net accounts receivable balance and customer D represented 21% of our net accounts receivable balance. While we believe we have a varied customer base and have experienced strong collections in the past, if current economic conditions disproportionately impact any one of our key customers, including reductions in their purchasing commitments to us or their ability to pay their obligations, it could have a material adverse effect on our revenues and liquidity. We have not purchased insurance on our accounts receivable balances.

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

An element of our business strategy is to enter into collaborative or license arrangements under which we license our HOCl technology to other parties for development and commercialization. We expect to seek collaborators for our potential products because of the expense, effort and expertise required to conduct clinical trials and further develop those potential product candidates. Because collaboration arrangements are complex to negotiate, we may not be successful in our attempts to establish these arrangements. If we need third party assistance in identifying and negotiating one or more acceptable arrangements, it might be costly. Also, we may not have products that are desirable to other parties, or we may be unwilling to license a potential product because the party interested in it is a competitor. The terms of any arrangements that we establish may not be favorable to us. Alternatively, potential collaborators may decide against entering into an agreement with us because of our financial, regulatory or intellectual property position or for scientific, commercial or other reasons. If we are unable to establish collaborative agreements, we may not be able to develop and commercialize new products, which would adversely affect our business and our revenues.

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

Our ability to generate revenue will be diminished if our partners are unable to obtain acceptable prices or an adequate level of reimbursement from third-party payors, or our partners may face pricing pressure from private third-party payers, including customers, from rebates and restrictive reimbursement practices.

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

There is significant uncertainty concerning third-party coverage and reimbursement of newly approved medical products. Third-party payors are increasingly challenging the prices charged for medical products and services. Also, the trend toward managed healthcare in the United States and the concurrent growth of organizations such as HMOs, as well as the “Affordable Care Act,” or any new healthcare laws may result in lower prices for or rejection of our products. The cost containment measures that healthcare payors and providers are instituting and the effect of any healthcare reform or changes to managed healthcare could materially and adversely affect our ability to generate revenues.

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

Our ability to generate revenue will be diminished if our partners are unable to manage customer product substitutions for our prescription products.

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

We may need to raise additional capital in the future in order to, among other things:

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

Our information technology and infrastructure may be breached or attacked, which could expose us to liability, damage our reputation, compromise our confidential information or otherwise adversely affect our business.

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

Fluctuations in our operating results may lead to fluctuations, including declines, in our share price. Our operating results and our share price may fluctuate from period to period due to a variety of factors, including:

•	demand by physicians, other medical staff and patients for our HOCl-based products;

•	clinical trial results published by others in our industry and publication of results in peer-reviewed journals or the presentation at medical conferences;

•	the inclusion or exclusion of our HOCl-based products in large clinical trials conducted by others;

•	actual and anticipated fluctuations in our quarterly financial and operating results;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	issues in manufacturing our product candidates or products;

•	new or less expensive products and services or new technology introduced or offered by our competitors or by us;

•	reimbursement decisions by third-party payors and announcements of those decisions;

•	the development and commercialization of product enhancements;

•	changes in the regulatory environment;

•	delays in establishing new strategic relationships;

•	costs associated with collaborations and new product candidates;

•	introduction of technological innovations or new commercial products by us or our competitors;

•	litigation or public concern about the safety of our product candidates or products;

•	changes in recommendations of securities analysts or lack of analyst coverage;

•	failure to meet analyst expectations regarding our operating results;

•	additions or departures of key personnel; and

•	general market conditions.

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

Shares issuable upon the exercise of outstanding options may substantially increase the number of shares available for sale in the public market and depress the price of our common stock.

As of March 31, 2024, we had outstanding options to purchase an aggregate of 1,032,999 shares of our common stock at a weighted average exercise price of $2.42 per share and a weighted average contractual term of 8.91 years. In addition, 125,556 shares of our common stock were available on March 31, 2024 for future option grants under our 2016 Equity Incentive Plan and our 2021 Equity Incentive Plan. To the extent any additional options are granted and exercised, there will be further dilution to stockholders and investors. Until the options expire, these holders will have an opportunity to profit from any increase in the market price of our common stock without assuming the risks of ownership. Holders of options may convert or exercise these securities at a time when we could obtain additional capital on terms more favorable than those provided by the options. The exercise of the options will dilute the voting interest of the owners of presently outstanding shares by adding a substantial number of additional shares of our common stock.

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

On September 22, 2023, we received a letter from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that we are not in compliance with Nasdaq Listing Rule 5550(a)(2), which requires companies listed on The Nasdaq Stock Market to maintain a minimum bid price of $1 per share for continued listing. On March 21, 2024, we received a notice that Nasdaq had granted us an additional 180 calendar days, or until September 16, 2024, to regain compliance with the minimum closing bid price requirement for continued listing. Nasdaq’s letter has no immediate impact on the listing of our common stock, which will continue to be listed and traded on Nasdaq, subject to our compliance with the other continued listing requirements. We may regain compliance at any time during this compliance period if the minimum bid price for our common stock is at least $1 for a minimum of ten consecutive business days.

Until Nasdaq has reached a final determination that we have regained compliance with all of the applicable continued listing requirements, there can be no assurances regarding the continued listing of our common stock or warrants on Nasdaq. The delisting of our common stock and warrants from Nasdaq would have a material adverse effect on our access to capital markets, and any limitation on market liquidity or reduction in the price of its common stock as a result of that delisting would adversely affect our ability to raise capital on terms acceptable to the Company, if at all.

ITEM 1B. Unresolved Staff Comments

Not Applicable.

ITEM 1C. Cybersecurity

Risk Management and Strategy

We identify and address cybersecurity threats and risks related to our business with an approach that includes assessments by our management and use of an outside consultant to manage our information technology. In addition, we rely on operating systems and software from established and reliable third-party service providers to provide security. We have employee policies in place designed to reduce risk of cyber-attacks and educate employees on protocol in the event of a potential cybersecurity incident.

Currently we are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected our business strategy, results of operations or financial condition or are reasonably likely to have such a material effect. However, cyber-attacks are increasing in frequency, sophistication and intensity, and despite our ongoing efforts we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents. Please refer to “Risk Factors” in Part I, Item 1A of this Form 10-K for more information on the risks posed to us by cybersecurity threats.

Governance

The Board of Directors takes an active role, as a whole, in overseeing management regarding our Company’s risks, including cybersecurity risks. Our management, including our Chief Executive Officer and our Chief Financial Officer, keeps the Board of Directors apprised of significant risks facing our Company and the approach being taken to understand, manage, and mitigate such risks, including with respect to potential cybersecurity threats.

ITEM 2. Properties

At March 31, 2024, we have a corporate office in Boulder, Colorado and our manufacturing facility in Zapopan, Mexico. We currently lease the following material properties:

Location	Rent per month	Purpose
5445 Conestoga Court, Unit 150, Boulder, CO 80301	USD 3,573	Principal executive office
Industria Vidriera 81, & 87 Zapopan Industrial Norte, Zapopan, Jalisco, 45135, Mexico	MXN 209,811	Office, manufacturing
Industria Maderera 124, 106, 115 & 815 Zapopan Industrial Norte, Zapopan, Jalisco, 45135, Mexico	MXN 213,625	Warehouse

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

Holders

As of June 12, 2024, we had approximately 291 holders of record of our common stock. Holders of record include nominees who may hold shares on behalf of multiple owners.

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

Recent Sales of Unregistered Securities

We did not issue any unregistered securities during the year ended March 31, 2024 and through June 17, 2024.

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

For a Summary of all Accounting Policies, please refer to Notes to Consolidated Financial Statements, Note 3.

Results of Continuing Operations

Comparison of the Year Ended March 31, 2024 and 2023

Revenue

The following table shows our consolidated total revenue and revenue by geographic region for the year ended March 31, 2024 and 2023:

	Year Ended March 31,
(In thousands)	2024	2023	$ Change	% Change
United States	$3,058	$3,428	$(370)	(11%	)
Europe	4,781	4,051	730	18%
Asia	2,298	2,451	(153)	(6%	)
Latin America	1,726	2,383	(657)	(28%	)
Rest of the World	872	959	(87)	(9%	)
Total	$12,735	$13,272	$(537)	(4%	)

The decrease in United States revenue of $370,000 for the year ended March 31, 2024, was primarily the result of fluctuations in over-the-counter animal health care sales.

The increase in Europe revenue for the year ended March 31, 2024 of $730,000 was the result of a general increase in demand for our products and, more specifically, an increase in demand for our wound care products from our customer in Poland due to recent world events.

The decrease in Asia revenue of $153,000 for the year ended March 31, 2024, was primarily due to timing of orders. Revenues from our international distributors tend to fluctuate from period to period due to customer placement of larger but less frequent orders to benefit from quantity discounts and reduced shipping costs.

The decrease in Latin America revenue for the year ended March 31, 2024 of $657,000 was primarily due to a one-time event in the prior year related to the sale of machinery to a customer. We recorded $750,000 of service revenue in the prior year in connection with this transaction.

The decrease in Rest of World revenue for the year ended March 31, 2024 of $87,000 was primarily due to timing of customer orders.

Cost of Revenue and Gross Profit

The cost of revenue and gross profit metrics for the year ended March 31, 2024 and 2023 are as follows:

	Year Ended March 31,
(In thousands, except for percentages)	2024	2023	$ Change	% Change
Cost of Revenues	$7,990	$8,795	$(805)	(9%	)
Cost of Revenue as a % of Revenues	63%	66%
Gross Profit	$4,745	$4,477	$268	6%
Gross Profit as a % of Revenues	37%	34%

The increase in gross profit margin of $268,000 for the year ended March 31, 2024, as compared to the prior year, was primarily due to overall product mix, redeployment of labor to research and development projects in the current year and higher costs of materials and transportation in the prior year.

Research and Development Expense

The research and development expense metrics for the year ended March 31, 2024 and 2023 are as follows:

	Year Ended March 31,
(In thousands, except for percentages)	2024	2023	$ Change	% Change
Research and Development Expense	$1,871	$207	$1,664	804%
Research and Development Expense as a % of Revenues	15%	2%

Increases in research and development expenses for the year ended March 31, 2024 of $1,664,000 was primarily due to increased product development and expanded regulatory efforts in the U.S. and Europe to support new product releases.

Selling, General and Administrative Expense

The selling, general and administrative expense metrics for the years ended March 31, 2024 and 2023 are as follows:

	Year Ended March 31,
(In thousands, except for percentages)	2024	2023	Change	% Change
Selling, General and Administrative Expense	$7,575	$8,840	$(1,265)	(14%	)
Selling, General and Administrative Expense as a % of Revenues	59%	67%

The decline in selling, general and administrative expenses for the year ended March 31, 2024 of $1,265,000 was the result of ongoing efforts to contain expenses across all parts of the company.

Other Expense, net

Other expense, net for the year ended March 31, 2024 was $330,000 compared to $614,000 for the year ended March 31, 2023. The changes in other expense, net primarily relate to exchange rate fluctuations.

Income Tax Benefit

Income tax benefit for the year ended March 31, 2024 and 2023 was $196,000 and $33,000, respectively. The increase is primarily related to the release of our valuation allowance on deferred tax assets in Europe.

Net Loss

The following table provides the net loss for each period along with the computation of basic and diluted net loss per share:

	For the Year Ended March 31,
(In thousands, except per share data)	2024	2023

Net loss	$(4,835)	$(5,151)

Weighted-average shares outstanding: basic and diluted	9,090	3,394

Net loss per share: basic and diluted	$(0.53)	$(1.52)

Liquidity and Capital Resources

We reported a net loss of $4,835,000 and $5,151,000 for the years ended March 31, 2024 and 2023, respectively. At March 31, 2024 and 2023, our accumulated deficit amounted to $194,349,000 and $189,514,000, respectively. As of March 31, 2024 and 2023, we had cash and cash equivalents of $3,128,000 and $3,820,000, respectively. Since our inception, substantially all of our operations have been financed through sales of equity securities. Other sources of financing that we have used to date include our revenues, as well as various loans and the sale of certain assets to customers.

Since April 1, 2023, substantially all of our operations have been financed through cash on hand and the following transactions:

•	Proceeds of $1,446,000, net of offering expenses, from the sale of common stock on October 26, 2023.
•	Proceeds of $343,000, net of offering expenses, from the sale of common stock on January 11, 2024.

The following table presents a summary of our consolidated cash flows for operating, investing and financing activities for the years ended March 31, 2024 and 2023 as well balances of cash and cash equivalents and working capital:

	Year ended March 31,
(In thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$(2,398)	$(6,152)
Investing activities	(2)	(258)
Financing activities	1,676	2,489
Effect of exchange rates on cash	32	345
Net change in cash and cash equivalents	(692)	(3,576)
Cash and cash equivalents, beginning of the period	3,820	7,396
Cash and cash equivalents, end of the period	$3,128	$3,820
Working capital (1), end of period	$8,829	$10,081

(1)	Defined as current assets minus current liabilities.

As of March 31, 2024 and 2023, we had cash and cash equivalents of $3,128,000 and $3,820,000, respectively.

Net cash used in operating activities during the year ended March 31, 2024 was $2,398,000, primarily due to our net loss of $4,835,000, offset by stock compensation of $516,000, a decrease in inventory of $184,000, and a decrease in prepaid expenses of $1,107,000.

Net cash used in operating activities during the year ended March 31, 2023 was $6,152,000, primarily due to net loss of $5,151,000 and a decline in deferred revenue.

Net cash used in investing activities for the year ended March 31, 2024 was $2,000, primarily related to the purchase of capital property and equipment.

Net cash used in investing activities for the year ended March 31, 2023 was $258,000, primarily related to the purchase of capital property and equipment.

Net cash provided by financing activities for the year ended March 31, 2024 was $1,676,000 primarily related to proceeds of $1,784,000 from the sale of common stock.

Net cash provided by financing activities for the year ended March 31, 2023 was $2,489,000 primarily related to proceeds of $2,868,000 from the sale of common stock, proceeds of $515,000 from short-term notes, offset by payments on our PPP loan and short-term notes.

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

Capital Expenditures

We currently forecast capital expenditures in order to execute on our business plan and maintain growth; however, the actual amount and timing of such capital expenditures will ultimately be determined by the volume of business. We currently do not anticipate that a material amount will be purchased for the year ended March 31, 2025. If we purchase capital equipment, we expect to pay cash for those expenditures or to finance them through equipment leases.

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

We face a substantial Mexico tax liability, intercompany debt, unpaid technical assistance charges and accrued interest. These amounts are due in 2027. At this time, management believes there are sufficient assets on the balance sheet to more than cover any tax obligation without interrupting the Company’s operations or business. We have engaged tax professionals to review all options to limit our exposure to these amounts and to proceed in a manner that is most advantageous to the Company.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Sonoma Pharmaceuticals, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Sonoma Pharmaceuticals, Inc. and Subsidiaries (the "Company") as of March 31, 2024 and 2023, and the related consolidated statements of comprehensive loss, changes in stockholders' equity and cash flows for the years ended March 31, 2024 and 2023, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, and the results of their operations and cash flows for the years ended March 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Tampa, Florida

June 17, 2024

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share amounts)

	March 31, 2024	March 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$3,128	$3,820
Accounts receivable, net	2,898	2,572
Inventories, net	2,719	2,858
Prepaid expenses and other current assets	3,541	4,308
Current portion of deferred consideration, net of discount	262	240
Total current assets	12,548	13,798
Property and equipment, net	365	488
Operating lease, right of use assets	286	418
Deferred tax asset	1,145	949
Deferred consideration, net of discount, less current portion	330	505
Other assets	66	73
Total assets	$14,740	$16,231

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$607	$841
Accrued expenses and other current liabilities	2,113	2,029
Deferred revenue	478	160
Short-term debt	323	431
Operating lease liabilities, current portion	198	256
Total current liabilities	3,719	3,717
Deferred revenue, net of current portion	87	140
Withholding tax payable	4,710	4,235
Operating lease liabilities, less current portion	87	162
Total liabilities	8,603	8,254
Commitments and Contingencies (Note 11)
Stockholders’ Equity:
Convertible preferred stock, $0.0001 par value; 714,286 shares authorized at March 31, 2024 and 2023, respectively, no shares issued and outstanding at March 31, 2024 and 2023, respectively	–	–
Common stock, $0.0001 par value; 24,000,000 shares authorized at March 31, 2024 and 2023, respectively, 15,607,433 and 4,933,550 shares issued and outstanding at March 31, 2024 and 2023, respectively (Note 12)	2	5
Additional paid-in capital	203,207	200,904
Accumulated deficit	(194,349)	(189,514)
Accumulated other comprehensive loss	(2,723)	(3,418)
Total stockholders’ equity	6,137	7,977
Total liabilities and stockholders’ equity	$14,740	$16,231

The accompanying footnotes are an integral part of these consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(In thousands, except per share amounts)

	Year ended March 31,
	2024	2023
Revenues	$12,735	$13,272
Cost of revenues	7,990	8,795
Gross profit	4,745	4,477
Operating expenses:
Research and development	1,871	207
Selling, general and administrative	7,575	8,840
Total operating expenses	9,446	9,047
Loss from operations	(4,701)	(4,570)
Other expense, net	(330)	(614)
Loss from operations before income taxes	(5,031)	(5,184)
Income tax benefit	196	33
Net loss	$(4,835)	$(5,151)

Net loss per share: basic and diluted	$(0.53)	$(1.52)

Weighted-average shares outstanding: basic and diluted	9,090	3,394

Other comprehensive loss:
Net loss	$(4,835)	$(5,151)
Foreign currency translation adjustments	695	894
Comprehensive loss	$(4,140)	$(4,257)

The accompanying footnotes are an integral part of these consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended March 31, 2024 and 2023

(In thousands, except share amounts)

	Common Stock ($0.0001 par Value)		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance March 31, 2022	3,100,937	$2	$197,370	$(184,363)	$(4,312)	$8,697
Proceeds from the At-the-Market sale of common stock, net of offering expenses	1,819,593	3	2,865	–	–	2,868
Employee stock-based compensation expense	–	–	649	–	–	649
Stock based compensation related to issuance of common stock restricted stock grants	13,020	–	20	–	–	20
Foreign currency translation adjustment	–	–	–	–	894	894
Net loss	–	–	–	(5,151)	–	(5,151)
Balance, March 31, 2023	4,933,550	$5	$200,904	$(189,514)	$(3,418)	$7,977
Adjustment to correct par value	–	(4)	4	–	–	–
Proceeds from the sale of common stock, net of offering expenses	8,500,000	1	1,445	–	–	1,446
Proceeds from the At-the-Market sale of common stock, net of offering expenses	1,923,100	–	338	–	–	338
Employee stock-based compensation expenses	–	–	255	–	–	255
Stock based compensation related to issuance of common stock restricted stock grants	250,783	–	261	–	–	261
Foreign currency translation adjustment	–	–	–	–	695	695
Net loss	–	–	–	(4,835)	–	(4,835)
Balance, March 31, 2024	15,607,433	$2	$203,207	$(194,349)	$(2,723)	$6,137

The accompanying footnotes are an integral part of these consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(4,835)	$(5,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	176	125
Stock-based compensation	516	669
Deferred income tax expense	(109)	(37)
Operating lease right-of-use asset	161	173
Gain on sale of assets	–	(1)
Changes in operating assets and liabilities:
Accounts receivable, net	(230)	(4)
Inventories, net	184	–
Prepaid expenses and other current assets	1,107	(306)
Deferred consideration, net of discount	222	190
Accounts payable	(278)	(864)
Accrued expenses and other current liabilities	19	127
Withholding tax payable	475	396
Operating lease liabilities	(161)	(173)
Deferred revenue	355	(1,296)
Net cash used in operating activities	(2,398)	(6,152)
Cash flows from investing activities:
Purchases of property and equipment	(17)	(269)
Deposits	15	11
Net cash used in investing activities	(2)	(258)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering expenses	1,784	2,868
Payments on PPP Loan	–	(120)
Principal payments on short-term debt	(481)	(774)
Insurance premiums financed	373	515
Net cash provided by financing activities	1,676	2,489
Effect of exchange rate on cash and cash equivalents	32	345
Net decrease in cash and cash equivalents	(692)	(3,576)
Cash and cash equivalents, beginning of year	3,820	7,396
Cash and cash equivalents, end of year	$3,128	$3,820

Supplemental disclosure of cash flow information:
Cash paid for interest	$22	$17

Non-cash operating and financing activities:
Insurance premiums financed	$373	$515

The accompanying footnotes are an integral part of these consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Organization and Recent Developments

Organization

Sonoma Pharmaceuticals, Inc. (the “Company”) was incorporated under the laws of the State of California in April 1999 and was reincorporated under the laws of the State of Delaware in December 2006. The Company moved its principal office from Petaluma, California to Woodstock, Georgia in June 2020 and to Boulder, Colorado in October 2022. The Company is a global healthcare leader for developing and producing stabilized hypochlorous acid (“HOCl”) products for a wide range of applications, including wound care, eye, oral and nasal care, dermatological conditions, podiatry, animal health care, and as a non-toxic disinfectant. The Company’s products are clinically proven to reduce itch, pain, scarring, and irritation safely and without damaging healthy tissue. In-vitro and clinical studies of HOCl show it to safely manage skin abrasions, lacerations, minor irritations, cuts, and intact skin. The Company sells its products either directly or via partners in 55 countries worldwide.

NOTE 2 – Liquidity and Financial Condition

The Company reported a net loss of $4,835,000 and $5,151,000 for the years ended March 31, 2024 and 2023, respectively. At March 31, 2024 and 2023, the Company’s accumulated deficit amounted to $194,349,000 and $189,514,000, respectively. The Company had working capital of $8,829,000 and $10,081,000 as of March 31, 2024 and 2023, respectively. During the years ended March 31, 2024 and 2023, net cash used in operating activities amounted to $2,398,000 and $6,152,000, respectively.

Management believes that the Company has access to additional capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means; however, the Company cannot provide any assurance that other new financings will be available on commercially acceptable terms, if needed. If the economic climate in the U.S. deteriorates, the Company’s ability to raise additional capital could be negatively impacted. If the Company is unable to secure additional capital, it may be required to take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations. These measures could cause significant delays in the Company’s continued efforts to commercialize its products, which is critical to the realization of its business plan and the future operations of the Company. This uncertainty along with the Company’s history of losses indicates that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The accompanying consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

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

Concentration of Credit Risk and Major Customers

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents and accounts receivable. Cash and cash equivalents are maintained in financial institutions in the United States, Mexico and the Netherlands. The Company is exposed to credit risk in the event of default by these financial institutions for amounts in excess of the Federal Deposit Insurance Corporation insured limits. Cash and cash equivalents held in foreign banks are intentionally kept at minimal levels, and therefore have minimal credit risk associated with them. We currently have $1,185,000 of deposits above federally insured limits.

The following table shows major customers revenues as a percentage of net revenue:

	For the Year Ended March 31,
	2024	2023
Customer A	17%	11%
Customer B	15%	16%
Customer C	14%	18%
Customer D	*%	*%

The following table shows major customers accounts receivable balances as a percentage of net accounts receivables:

	March 31,
	2024	2023
Customer A	*%	*%
Customer B	13%	22%
Customer C	*%	*%
Customer D	17%	21%

*	Represents less than 10%

Accounts Receivable

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts, and sales returns. Estimates for cash discounts and sales returns are based on analysis of contractual terms and historical trends.

The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Other factors that the Company considers include its existing contractual obligations, historical payment patterns of its customers and individual customer circumstances, an analysis of days sales outstanding by customer and geographic region, and a review of the local economic environment and its potential impact on government funding and reimbursement practices. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company did not deem it necessary to record an allowance for doubtful accounts for probable credit losses at March 31, 2024 and March 31, 2023. Additionally, at March 31, 2024 and 2023, the Company has allowances of $27,000 and $16,000, respectively, related to potential discounts, returns, distributor fees and rebates. The allowances are included in Accounts Receivable, net in the accompanying consolidated balance sheets.

Inventories

Inventories are stated at the lower of cost, cost being determined on a standard cost basis (which approximates actual cost on a first-in, first-out basis), or net realizable value.

Due to changing market conditions, estimated future requirements, age of the inventories on hand and production of new products, the Company regularly reviews inventory quantities on hand and records a provision to write down excess and obsolete inventory to its estimated net realizable value. At March 31, 2024 and 2023, the Company recorded provisions to reduce the carrying amounts of inventories to their net realizable value in the amounts of $296,000 and $236,000, respectively. which is included in inventories, net on the Company’s accompanying consolidated balance sheets.

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

As of March 31, 2024 and 2023, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

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

When circumstances indicate that an impairment may have occurred, the Company tests such assets for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of such assets and their eventual disposition to their carrying amounts. In estimating these future cash flows, assets and liabilities are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other such groups. If the undiscounted future cash flows are less than the carrying amount of the asset, an impairment loss, measured as the excess of the carrying value of the asset over its estimated fair value, will be recognized. The cash flow estimates used in such calculations are based on estimates and assumptions, using all available information that management believes is reasonable. The Company did not record impairment losses for the years ended March 31, 2024 and 2023.

Research and Development

Research and development expenses are charged to operations as incurred and consists primarily of personnel expenses, clinical and regulatory services and supplies. For the years ended March 31, 2024 and 2023, research and development expense amounted to $1,871,000 and $207,000, respectively.

Advertising Costs

Advertising costs are charged to operations as incurred. Advertising costs amounted to $156,000 and $156,000 for the years ended March 31, 2024 and 2023, respectively. Advertising costs are included in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive loss.

Shipping and Handling Costs

The Company classifies amounts billed to customers related to shipping and handling in sale transactions as product revenues. The corresponding shipping and handling costs incurred are recorded in cost of product revenues. For the years ended March 31, 2024 and 2023, the Company recorded revenue related to shipping and handling costs of $28,000 and $42,000, respectively. These amounts are included in product revenues in the accompanying consolidated statements of comprehensive loss.

Foreign Currency Reporting

The Company’s subsidiary, OTM, uses the local currency (Mexican Pesos) as its functional currency and its subsidiary, SP Europe, uses the local currency (Euro) as its functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date, and revenue and expense accounts are translated at average exchange rates during the period. Resulting translation adjustments amounted to $695,000 and $894,000 for the years ended March 31, 2024 and 2023, respectively. These amounts were recorded in other comprehensive loss in the accompanying consolidated statements of comprehensive loss for the years ended March 31, 2024 and 2023.

Foreign currency transaction losses relate primarily to trade payables and receivables and intercompany transactions between subsidiaries OTM and SP Europe. These transactions are expected to be settled in the foreseeable future. The Company recorded foreign currency transaction losses of $825,000 and $692,000 for the years ended March 31, 2024 and 2023, respectively. The related amounts were recorded in other expense in the accompanying consolidated statements of comprehensive loss.

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

Comprehensive Loss

Other comprehensive loss includes all changes in stockholders’ equity during a period from non-owner sources and is reported in the consolidated statements of changes in stockholders’ equity. To date, other comprehensive loss consists of changes in accumulated foreign currency translation adjustments. Accumulated other comprehensive losses at March 31, 2024 and 2023 were $2,723,000 and $3,418,000, respectively.

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

	For the Year Ended March 31,
(In thousands, except per share data)	2024	2023

Net loss	$(4,835)	$(5,151)

Weighted-average shares outstanding: basic and diluted	9,090	3,394

Net loss per share: basic and diluted	$(0.53)	$(1.52)

The computation of basic loss per share for the years ended March 31, 2024 and 2023 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	March 31,
(In thousands)	2024	2023

Common stock to be issued upon exercise of options	1,033	565
Common stock to be issued upon exercise of warrants	–	104
Common stock to be issued upon exercise of common stock units (1)	–	46
	1,033	715

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

Sale of Common Stock

In connection with the Equity Distribution Agreement that the Company entered into on December 15, 2023 with Maxim Group LLC (“Maxim”), as amended, from May 13, 2024 to May 22, 2024 the Company sold 3,166,202 shares of its common stock for gross proceeds of $786,000 and net proceeds of $762,000 after deducting commissions and other estimated offering expenses paid by the Company.

Equity Grants

On June 14, 2024, the Compensation Committee of the Board of Directors approved an equity award of 53,586 Restricted Stock Units to each of Ms. Trombly, Mr. Dvonch and Mr. Thornton, to be issued to on June 20, 2024, at a valuation based on the Company’s five day weighted-average stock price prior to the date of grant.

Recent Accounting Standards

The Company has evaluated all the recent accounting standards and determined that none of them are material to it.

NOTE 4 – Accounts Receivable

Accounts receivable, net consists of the following:

	March 31,
	2024	2023
Accounts receivable	$2,925,000	$2,588,000
Less: discounts, rebates, distributor fees and returns	(27,000)	(16,000)
Total accounts receivable, net	$2,898,000	$2,572,000

NOTE 5 – Inventories

Inventories, net consists of the following:

	March 31,
	2024	2023
Raw materials	$1,802,000	$1,764,000
Finished goods	1,213,000	1,330,000
	3,015,000	3,094,000
Less: allowance for obsolete and excess inventory	(296,000)	(236,000)
Total inventories	$2,719,000	$2,858,000

NOTE 6 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31,
	2024	2023
Prepaid insurance	$340,000	$438,000
Tax prepaid to Mexican tax authorities	3,096,000	3,845,000
Other prepaid expenses and other current assets	105,000	25,000
	$3,541,000	$4,308,000

NOTE 7 – Property and Equipment

Property and equipment, net consists of the following:

	March 31,
	2024	2023
Manufacturing, lab, and other equipment	$1,776,000	$1,624,000
Office equipment	236,000	202,000
Furniture and fixtures	128,000	122,000
Leasehold improvements	605,000	554,000
	2,745,000	2,502,000
Less: accumulated depreciation and amortization	(2,380,000)	(2,014,000)
Total property and equipment, net and equipment, net	$365,000	$488,000

Depreciation and amortization expense amounted to $176,000 and $125,000 for the years ended March 31, 2024 and 2023, respectively.

NOTE 8 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31,
	2024	2023
Salaries and related costs	$1,419,000	$1,463,000
Other	694,000	566,000
Total accrued expenses and other current liabilities	$2,113,000	$2,029,000

NOTE 9 – Debt

Financing of Insurance Premiums

On February 6, 2024, the Company entered into a note agreement for $373,000 with an interest rate of 8.42% per annum with final payment on November 1, 2024. This instrument was issued in connection with financing insurance premiums. The note is payable in nine monthly installment payments of principal and interest of $42,000, with the first installment beginning March 1, 2024. At March 31, 2024, the outstanding principal on the note amounted to $323,000.

On February 1, 2023, the Company entered into a note agreement for $453,000 with an interest rate of 8.98% per annum with final payment on January 1, 2024. This instrument was issued in connection with financing insurance premiums. The note is payable in eleven monthly installment payments of principal and interest of $43,000, with the first installment beginning March 1, 2023. At March 31, 2023, the outstanding principal on the note amounted to $431,000.

NOTE 10 – Leases

The Company’s operating leases are comprised primarily of facility leases. Balance sheet information related to the Company’s leases is presented below:

	March 31,	March 31,
	2024	2023
Operating leases:
Operating lease right-of-use assets	$286,000	$418,000
Operating lease liabilities – current	198,000	256,000
Operating lease liabilities – non-current	87,000	162,000

Other information related to leases is presented below:

	Year ended March 31, 2024	Year ended March 31, 2023
Lease cost
Operating lease cost	$380,000	$385,000
Other information:
Operating cash flows from operating leases	$(161,000)	$(173,000)
Weighted-average remaining lease term – operating leases (in months)	19.7	19.4
Weighted-average discount rate – operating leases	6%	6%

As of March 31, 2024, the annual future minimum lease payments of the Company’s operating lease liabilities were as follows:

For Years Ending March 31,

2025	$227,000
2026	68,000
2027	15,000
Thereafter	9,000
Total future minimum lease payments, undiscounted	319,000
Less: imputed interest	(34,000)
Total lease liability	$285,000

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

On June 16, 2023, we amended and restated our employment agreement with Bruce Thornton, our Chief Operating Officer. Under the amended and restated agreement, Mr. Thornton will serve as Executive Vice President and Chief Operating Officer of the Company. Mr. Thornton will no longer receive a monthly car allowance; however, his base salary is adjusted to include such amount. The amended and restated agreement also provides that, in the event of termination upon change of control either without cause or for good reason, Mr. Thornton is entitled to receive, in addition to the other benefits described therein, a lump sum severance equal to one and a half times his base salary and one and a half times his target annual bonus. The agreement further provides that upon termination for any reason, Mr. Thornton’s outstanding and vested equity awards shall remain exercisable for 18 months following termination. Either party may terminate the employment agreement for any reason upon at least 60 days prior written notice. All other material terms of his amended and restated agreement remain unchanged from his prior employment agreement.

Bonus Grants

On June 16, 2023, the Compensation Committee of the Board of Directors approved annual bonus awards of $162,500 for Ms. Trombly and $150,000 for Mr. Thornton.

Equity Awards

On June 16, 2023, the Compensation Committee of the Board of Directors approved an equity award of 100,000 shares of the Company’s common stock to each of Ms. Trombly and Mr. Thornton, to be issued on June 30, 2023, at a valuation based on the five day weighted trailing average of the Company’s stock price on the day of grant. In addition, the Compensation Committee also approved a one-time cash payment by the Company as reimbursement for estimated taxes payable with respect to such equity awards. On September 22, 2023, the Company paid taxes related to the common stock issuance in the amount of $149,000.

As of March 31, 2024, with respect to these agreements, aggregated annual salaries was $586,000 and potential severance payments to these key executives was $1,300,000, if triggered.

Related Party Transactions

Ms. Trombly is the Chief Executive Officer of the Company and the owner of Trombly Business Law, PC. During the year ended March 31, 2023, the Company incurred $27,000 in legal services from Trombly Business Law, PC. During the year ended March 31, 2024 the Company no longer used the services of Trombly Business Law, PC.

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

The Company’s board of directors adopted the Rights Agreement to protect shareholder value by guarding against a potential limitation on the Company’s ability to use its net operating loss carryforwards, or NOLs, and other tax benefits, which may be used to reduce potential future income tax obligations. The Company has experienced and continues to experience substantial operating losses, and under the Internal Revenue Code of 1986, as amended, and rules promulgated thereunder, the Company may “carry forward” these NOLs and other tax benefits in certain circumstances to offset any current and future earnings and thus reduce our income tax liability, subject to certain requirements and restrictions. To the extent that the NOLs and other tax benefits do not otherwise become limited, the Company believes that it will be able to carry forward a significant amount of NOLs and other tax benefits, and therefore these NOLs and other tax benefits could be a substantial asset to the Company. However, if the Company experiences an “ownership change,” as defined in Section 382 of the Code, its ability to use its NOLs and other tax benefits will be substantially limited. Generally, an ownership change would occur if our shareholders who own, or are deemed to own, 5% or more of the Company’s common stock increase their collective ownership in the Company by more than 50% over a rolling three-year period.

Sale of Common Stock

On October 26, 2023, the Company entered into a placement agency agreement with Maxim, pursuant to which Maxim agreed to use its reasonable best efforts to solicit offers to purchase up to an aggregate of 8,500,000 shares of the Company’s common stock, par value $0.0001 per share.  The Company agreed to pay Maxim a cash fee equal to 8.0% of the gross proceeds from the offering, plus reimbursement of up to $75,000 of legal fees and other expenses. Additionally, on October 26, 2023, the Company entered into a securities purchase agreement with the purchasers party thereto for the sale and issuance of an aggregate of up to 8,500,000 shares of the Company’s common stock at a public offering price of $0.20 per share. The closing of the offering occurred on October 30, 2023. In connection with the offering, the Company sold 8,500,000 shares of the Company’s common stock for aggregate gross proceeds of $1,700,000 and net proceeds of $1,446,000, after deducting placement agent fees and other estimated offering expenses paid by the Company.

On December 15, 2023, the Company entered into an Equity Distribution Agreement (the “Agreement”), with Maxim Group LLC, pursuant to which the Company may offer and sell, from time to time, through Maxim, as sales agent or principal, shares of its common stock, $0.0001 par value per share. Subject to the terms and conditions of the Agreement, Maxim will use commercially reasonable efforts consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of the Nasdaq Capital Market to sell shares from time to time based upon the Company’s instructions, including any price, time or size limits specified by the Company. Under the Agreement, Maxim may sell shares by any method deemed to be an “at the market” offering as defined in Rule 415 under the U.S. Securities Act of 1933, as amended, or any other method permitted by law, including in privately negotiated transactions. Maxim’s obligations to sell shares under the Agreement are subject to satisfaction of certain conditions, including customary closing conditions for transactions of this nature. The Company will pay Maxim a commission of 3% of the aggregate gross proceeds from each sale of shares and has agreed to provide Maxim with customary indemnification and contribution rights. The Company also agreed to reimburse Maxim for certain specified expenses of up to $20,000. On January 11, 2024, the Company sold 1,923,100 shares of its common stock for gross proceeds of approximately $392,000 and net proceeds of $338,000 after deducting commissions and other estimated offering expenses paid by the Company.

NOTE 13 – Stock-Based Compensation

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

Options issued under the 2016 Plan generally have a ten-year term.

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

At March 31, 2024 there were 1,467 shares available for future issuance.

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

Options issued under the 2021 Plan generally have a ten-year term.

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

At March 31, 2024, there were 124,089 shares available for future issuance.

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

The Company estimated the fair value of employee and non-employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service periods of the respective awards. The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Year Ended March 31,
	2024	2023
Fair value of the Company’s common stock on date of grant	$0.19	$1.09
Expected term	5.56 yrs	6.00 yrs
Risk-free interest rate	3.87%	3.92%
Dividend yield	0.00%	0.00%
Volatility	98.40%	110.88%
Fair value of options granted	$0.15	$0.92

During the years ended March 31, 2024 and 2023, the Company incurred $516,000 and $669,000, respectively of stock-based compensation expense. All stock-based compensation incurred is included in selling, general and administrative expense in the accompanying consolidated statements of comprehensive loss.

At March 31, 2024, there were unrecognized compensation costs of $311,000 related to stock options which is expected to be recognized over a weighted-average amortization period of 1.19 years.

Stock-Based Award Activity

Stock-based awards outstanding at March 31, 2024 under the various plans are as follows:

Plan	Stock Options
2006 Plan	183
2011 Plan	81,336
2016 Plan	328,733
2021 Plan	622,747
1,032,999

Stock options award activity is as follows:
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at April 1, 2023	565,027	$8.84
Options granted	500,000	0.19
Options exercised	–	–
Options forfeited	(17,753)	1.40
Options expired	(14,275)	128.54
Outstanding at March 31, 2024	1,032,999	$3.13	8.91	$2.25
Exercisable at March 31, 2024	698,454	$4.06	8.54	$2.25

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock, or $0.17 and $0.98 per share at March 31, 2024 and 2023, respectively.

Restricted stock award activity is as follows:
	Number of Shares	Weighted Average Award Date Fair Value per Share
Unvested restricted stock awards outstanding at April 1, 2023	–	$–
Restricted stock awards granted	251,000	1.04
Restricted stock awards vested	(251,000)	1.04
Unvested restricted stock awards outstanding at March 31, 2024	–	$–

The Company did not capitalize any cost associated with stock-based compensation.

The Company issues new shares of common stock upon exercise of stock options or release of restricted stock awards.

NOTE 14 – Income Taxes

The income tax provision (benefit) is based on the following loss before income taxes, which are from domestic and foreign sources:

	Year Ended March 31,
	2024	2023
Domestic	$(364,000)	$(988,000)
Foreign	(4,559,000)	(4,194,000)
Totals	$(4,923,000)	$(5,182,000)

The federal, state and foreign income tax provisions are summarized as follows:

	Year Ended March 31,
	2024	2023
Current:
State	$2,000	$2,000

Deferred Foreign	(198,000)	(35,000)
Total income tax benefit	$(196,000)	$(33,000)

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for continuing operations is as follows:

	Year Ended March 31,
	2024		2023
Expected federal statutory rate	21.0%		21.0%
State income taxes	0.2%		0.8%
Foreign earnings taxed at different rates	7.9%		6.5%
Effect of permanent differences	(5.8%	)	(7.5%	)
Effect of intercompany interest permanent differences	(20.1%	)	(16.1%	)
True-up of state deferred assets	(1.5%	)	1.3%
	1.7%		6.0%
Change in valuation allowance	2.3%		(5.4%	)
Totals	4.0%		0.6%

The tax effects of temporary differences that give rise to significant components of our deferred tax assets consist of:

	March 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$28,692,000	$28,558,000
Research and development tax credit carryforwards	1,796,000	1,800,000
Stock-based compensation	913,000	739,000
Reserves and accruals	659,000	795,000
Other deferred tax assets	52,000	20,000
Lease liability	22,000	24,000
Gross deferred tax assets	$32,134,000	$31,936,000

Less valuation allowance	(30,836,000)	(30,809,000)

Total deferred tax assets	$1,298,000	$1,127,000

Deferred tax liabilities:
Fixed assets	(10,000)	(16,000)
Prepaid expenses	(121,000)	(138,000)
Right of use asset	(22,000)	(24,000)
Gross deferred tax liabilities	(153,000)	(178,000)
Net deferred tax assets	$1,145,000	$949,000

As of March 31, 2024, we have net operating loss carryforwards for Federal, State and foreign income tax purposes of approximately $116,600,000, $43,200,000 and $1,800,000 respectively. Due to the Tax Cuts and Job Act, Federal NOL generated after March 31, 2018 have an indefinite life. Federal NOL generated on and before March 31, 2017 will begin to expire 2024, if not utilized. State NOLs will begin to expire in the year 2026, if not utilized. Foreign NOLs will carry forward for 10 years.

As of March 31, 2024, we had Federal and California research and development credit carryforward of approximately $1,006,000 and $790,000 respectively. The Federal research and development credits will begin to expire in 2024 while the California research and development credits have no expiration date.

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

The Company released the valuation allowance recorded against its Netherlands deferred tax assets as of March 31, 2024. Given its recent history of earnings, current earnings and anticipated future earnings, the Company concluded that there is sufficient positive evidence available to reach a conclusion that the valuation allowance is no longer needed in the Netherlands. The release of the valuation allowance resulted in the recognition of deferred tax assets of $114,000. The Company, after considering all available evidence, fully reserved against all deferred tax assets in the U.S. since it is more likely than not such benefits will not be realized in future periods. The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit.

The Company has filed tax returns for federal, state and foreign jurisdictions. The Company’s evaluation of uncertain tax matters was performed for tax years ended through March 31, 2024. Generally, the Company is subject to audit for the years ended March 31, 2023, 2022 and 2021. The Company has elected to retain its existing accounting policy with respect to the treatment of interest and penalties attributable to income taxes, and continues to reflect interest and penalties attributable to income taxes, to the extent they arise, as a component of its income tax provision or benefit as well as its outstanding income tax assets and liabilities. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments result in a material change to its financial position.

NOTE 15 – Employee Benefit Plan

The Company has a program to contribute and administer a qualified 401(k) plan. Under the 401(k) plan, the Company matches employee contributions to the plan up to 4% of the employee’s salary. Company contributions to the plan amounted to an aggregate of $82,000 and $101,000 for the years ended March 31, 2024 and 2023, respectively.

NOTE 16 – Revenue Disaggregation

The Company generates product revenues from products which are sold into the human and animal healthcare markets, and the Company generates service revenues from laboratory testing services which are provided to medical device manufacturers.

The following table presents the Company’s disaggregated revenues by source:

	Year Ended March 31,
	2024	2023
Product:
Human Care	$10,110,000	$9,426,000
Animal Care	2,203,000	2,500,000
Total Product Revenue	12,313,000	11,926,000
Service/Royalty	422,000	1,346,000
Total	$12,735,000	$13,272,000

The following table shows the Company’s revenues by geographic region:

	Year Ended March 31,
	2024	2023
United States	$3,058,000	$3,428,000
Europe	4,781,000	4,051,000
Asia	2,298,000	2,451,000
Latin America	1,726,000	2,383,000
Rest of the World	872,000	959,000
Total	$12,735,000	$13,272,000

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of our most recent fiscal quarter. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2024 due to the fact that material weaknesses in our internal controls over financial reporting exist at year end.

Notwithstanding our ineffective disclosure controls and procedures, management believes the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial condition, results of operations and cash flows at and for the years presented in accordance with U.S. generally accepted accounting principles.

Evaluation of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rule 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2024. We have determined that there were inadequate spreadsheet controls, a lack of separation of duties with preparation and review of the reported numbers, and inadequate analysis of revenue reporting among other things. We believe we have taken steps to correct this, but the controls have not been tested and have not been working for a sufficient period of time to remove this weakness.

Management’s Remediation Measures

Management, with oversight from the Audit Committee of our Board of Directors, is actively engaged in remediation efforts to address the material weaknesses identified in the management’s evaluation of internal controls and procedures. Management has taken a number of actions to remediate the material weaknesses described above, including the following:

•	Improved monitoring and risk assessment activities to address these control deficiencies.
•	Hired an experienced Chief Financial Officer and Controller in 2023.
•	Separated the preparation of the financial reports from review of the financial reports.
•	Implemented additional process-level controls over revenue recognition of new contracts.
•	Developed and delivered further internal controls training to individuals associated with these control deficiencies and enhanced training provided to all personnel who have financial reporting or internal control responsibilities in these areas. The training includes a review of individual roles and responsibilities related to internal controls, proper oversight and reemphasizes the importance of completing the control procedures.
•	Did a detailed review of income taxes and our intercompany agreements which uncovered the fact that we should be accruing withholding taxes that will be paid to Mexico when intercompany interest and technical assistance payments are made to Mexico from the United States and that we will not be eligible for a tax credit in the United States because of our net operating loss positions.

These improvements are targeted at strengthening our internal control over financial reporting and remediating the material weaknesses. We remain committed to an effective internal control environment, and management believes that these actions and the improvements management expects to achieve as a result will effectively remediate the material weaknesses. However, the material weaknesses in our internal control over financial reporting will not be considered remediated until the controls operate for a sufficient period of time and management has concluded, through testing that these controls operate effectively. As of the date of filing this Annual Report on Form 10-K, management is in the process of testing and evaluating these additional controls to determine whether they are operating effectively. We have hired appropriate accounting staff to establish effective internal controls and processes.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not finished testing our controls and sufficient time has not elapsed to make the determination these controls are operating effectively.

ITEM 9B. Other Information

Amendment to Bylaws

On June 14, 2024, the Board of Directors approved an amendment to Section 2.8 of our Amended and Restated Bylaws, changing our stockholders’ meeting quorum requirement from the holders of a majority of the stock issued and outstanding and entitled to vote, present in person or represented in proxy, to “the holders of at least one-third of the stock issued and outstanding and entitled to vote, present in person or represented in proxy.”

A copy of Amendment No. 1 to the Amended and Restated Bylaws of Sonoma Pharmaceuticals, Inc., as adopted by the Board of Directors, is filed as Exhibit 3.10 to this Annual Report on Form 10-K.

Equity Awards

On June 14, 2024, the Compensation Committee of the Board of Directors approved an equity award of 53,586 Restricted Stock Units to each of Ms. Trombly, Mr. Dvonch and Mr. Thornton, to be issued on June 20, 2024, at a valuation based on the five day weighted-average stock price prior to the date of grant.

During the quarter ended March 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended March 31, 2024 (the “2024 Proxy Statement”).

Item 405 of Regulation S-K requires the disclosure of, based upon our review of the forms submitted to us during and with respect to our most recent fiscal year, any known failure by any director, officer, or beneficial owner of more than ten percent of any class of our securities, or any other person subject to Section 16 of the Exchange Act (“reporting person”) to file timely a report required by Section 16(a) of the Exchange Act. This disclosure is contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2024 Proxy Statement.

Code of Business Conduct

We have adopted a Code of Business Conduct that applies to all of our officers, directors, and employees, including our Chief Executive Officer, Chief Financial Officer, and other employees who perform financial or accounting functions. The Code of Business Conduct sets forth the basic principles that guide the business conduct of our employees. On January 17, 2017, our board of directors adopted changes to our Code of Business Conduct. The changes to the Code of Business Conduct were made to update the code to current best practices. In addition to some clerical changes, the Code of Business Conduct now explicitly requires employees, directors and officers to act honestly and ethically in dealing with customers, business partners and others. Furthermore, the Code of Business Conduct now explicitly extends the confidentiality and conflicts of interest requirements to directors and prohibits company loans. The Code of Business Conduct also updated the disclosure, reporting and enforcement provisions. We filed our Code of Business Conduct with the Securities and Exchange Commission as exhibit 14.1 to the current report on Form 8-K on January 23, 2017, and it is also available on our website at http://www.ir.sonomapharma.com/governance-documents. We will provide any person, without charge, copies of our Code of Business Conduct and Ethics upon request. Such requests should be in writing and addressed to: Sonoma Pharmaceuticals, Inc., Attention: Chief Financial Officer, 5445 Conestoga Court, Suite 150, Boulder, Colorado 80301.

To date, there have been no waivers under our Code of Business Conduct. We intend to disclose future amendments to certain provisions of our Code of Business Conduct or any waivers, if and when granted, of our Code of Business Conduct on our website at http://www.sonomapharma.com within four business days following the date of such amendment or waiver.

Procedures for Nominating Directors

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors. The Board of Directors will consider candidates for director positions that are recommended by any of our stockholders. Any such recommendation for a director nomination should be provided to our Secretary. The recommended candidate should be submitted to us in writing and addressed to Sonoma Pharmaceuticals, Inc., Attention: Secretary, 5445 Conestoga Court, Suite 150, Boulder, Colorado 80301. The recommendation should include the following information: name of candidate; address, phone and fax number of candidate; a statement signed by the candidate certifying that the candidate wishes to be considered for nomination to our Board of Directors and stating why the candidate believes that he or she would be a valuable addition to our Board of Directors; a summary of the candidate’s work experience for the prior five years and the number of shares of our stock beneficially owned by the candidate.  The Board will evaluate the recommended candidate and shall determine whether or not to proceed with the candidate in accordance with our procedures. We reserve the right to change our procedures at any time to comply with the requirements of applicable laws.

ITEM 11. Executive Compensation

The information required by this Item is incorporated by reference to the 2024 Proxy Statement.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the 2024 Proxy Statement.

The information required to be disclosed by Item 201(d) of Regulation S-K, “Securities Authorized for Issuance Under Equity Compensation Plans,” appears under the caption “Equity Compensation Plan Information” in the 2023 Proxy Statement and such information is incorporated by reference into this report.

ITEM 13. Certain Relationships, Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the 2024 Proxy Statement.

ITEM 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the 2024 Proxy Statement.

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

(b) Exhibits

Exhibit Index

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., effective January 30, 2006 (included as exhibit 3.1 of the Company’s Annual Report on Form 10-K filed June 20, 2007, and incorporated herein by reference).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., effective October 22, 2008 (included as exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 21, 2008, and incorporated herein by reference).
3.4	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective March 29, 2013 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 22, 2013, and incorporated herein by reference).
3.5	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective December 4, 2014 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 8, 2014, and incorporated herein by reference).
3.6	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective October 22, 2015 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 27, 2015, and incorporated herein by reference).
3.7	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective June 24, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 28, 2016, and incorporated herein by reference).
3.8	Certificate of Amendment of Restated Certificate of Incorporation of Sonoma Pharmaceuticals, Inc., as amended, effective December 6, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 7, 2016, and incorporated herein by reference).
3.9	Amended and Restated Bylaws, as amended, of Sonoma Pharmaceuticals, Inc., effective December 6, 2016 (included as exhibit 3.2 to the Company’s Current Report on Form 8-K filed December 7, 2016, and incorporated herein by reference).
3.10*	Amendment No. 1 to Amended and Restated Bylaws, as amended, of Sonoma Pharmaceuticals, Inc., effective June 14, 2024.
3.11	Certificate of Designation of Preferences, Rights and Limitations of Series A 0% Convertible Preferred Stock, filed with the Delaware Secretary of State on April 24, 2012 (included as exhibit 4.2 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).
3.12	Certificate of Designation of Series B Preferred Stock, effective October 18, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 21, 2016, and incorporated herein by references).

3.13	Certificate of Amendment of Restated Certificate of Incorporation of Sonoma Pharmaceuticals, Inc., as amended, effective June 19, 2019 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 19, 2019, and incorporated herein by reference).
4.1	Specimen Common Stock Certificate (included as exhibit 4.1 to the Company’s Annual Report on Form 10-K filed June 28, 2017, and incorporated herein by reference).
4.2	Section 382 Rights Agreement, dated as of October 18, 2016, between Oculus Innovative Sciences, Inc. and Computershare Inc., which includes the Form of Certificate of Designation of Series B Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 21, 2016, and incorporated herein by reference).
10.1	Form of Indemnification Agreement between Oculus Innovative Sciences, Inc. and its officers and directors (included as exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.2	Office Lease Agreement, dated May 18, 2006, between Oculus Technologies of Mexico, S.A. de C.V. and Antonio Sergio Arturo Fernandez Valenzuela (translated from Spanish) (included as exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.3	Office Lease Agreement, dated July 2003, between Oculus Innovative Sciences, B.V. and Artikona Holding B.V. (translated from Dutch) (included as exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.4	Form of Director Agreement (included as exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.5	Amendment to Office Lease Agreement, effective February 15, 2008, by and between Oculus Innovative Sciences Netherlands B.V. and Artikona Holding B.V. (translated from Dutch) (included as exhibit 10.44 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).
10.6†	Exclusive Sales and Distribution Agreement, dated November 6, 2015, by and between Oculus Innovative Sciences, Inc. and Manna Pro Products, LLC (included as exhibit 10.1 to the Company’s 8-K filed March 23, 2016 and incorporated herein by reference).
10.7†	Asset Purchase Agreement dated October 27, 2016, between Oculus Innovative Sciences, Inc. and Invekra, S.A.P.I de C.V. (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 31, 2016, and incorporated herein by reference).
10.8†	Amendment Agreement to Acquisition Option dated October 27, 2016, by and between More Pharma Corporation S. de R.L. de C.V. and Oculus Technologies of Mexico, S.A. de C.V. (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 31, 2016, and incorporated herein by reference).
10.9	2016 Equity Incentive Plan (included as exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2016, and incorporated herein by reference).
10.10⸸+	Asset Purchase Agreement dated May 14, 2019, between Sonoma Pharmaceuticals, Inc. and Petagon, Ltd. (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 22, 2019, and incorporated herein by reference).
10.11⸸+	Asset Purchase Agreement dated February 21, 2020, between Sonoma Pharmaceuticals, Inc. and MicroSafe Group, DMCC (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 27, 2020, and incorporated herein by reference.)
10.12⸸+	License, Distribution and Supply Agreement by and between Sonoma Pharmaceuticals, Inc. and Brill International, S.L. dated May 19, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 26, 2020, and incorporated herein by reference.)
10.13⸸	Licensing Agreement between Sonoma Pharmaceuticals, Inc. and MicroSafe Group, effective July 27, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 6, 2020, and incorporated herein by reference).
10.14⸸	Exclusive Supply and Distribution Agreement between the Company and EMC Pharma, LLC, dated March 26, 2021 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 31, 2021, and incorporated herein by reference).
10.15	2021 Equity Incentive Plan (included as appendix on the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2021 and incorporated herein by reference).
10.16+⸸	Exclusive License and Distribution Agreement between the Company and Dyamed Biotech Pte Ltd., dated November 4, 2021 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 9, 2021, and incorporated herein by reference).
10.17+⸸	Exclusive License and Distribution Agreement between Sonoma Pharmaceuticals, Inc. and Anlicare International dated January 18, 2022 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 20, 2022, and incorporated herein by reference).
10.18	Sonoma Pharmaceuticals, Inc. Non-Employee Director Compensation Program and Stock Ownership Guidelines, revised by the Board of Directors on December 29, 2022 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 30, 2022, and incorporated herein by reference).
10.19	Amended and Restated Employment Agreement by and between the Company and Amy Trombly, dated June 16, 2023 (included as exhibit 10.38 to the Company’s Annual Report on Form 10-K filed June 21, 2023, and incorporated herein by reference).

10.20	Amended and Restated Employment Agreement by and between the Company and Bruce Thornton, dated June 16, 2023 (included as exhibit 10.39 to the Company’s Annual Report on Form 10-K filed June 21, 2023, and incorporated herein by reference).
10.21	First Amendment to the Lease between the Company and Westland Development Services, Inc., dated June 21, 2023 (included as exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2023, and incorporated herein by reference).
10.22	Equity Distribution Agreement, by and between Sonoma Pharmaceuticals, Inc. and Maxim Group LLC, dated December 15, 2023 (included as exhibit 1.1 to the Company’s Current Report on Form 8-K filed December 15, 2023, and incorporated herein by reference).
10.23⸸+	License and Distribution Agreement, dated January 5, 2024, between Sonoma Pharmaceuticals, Inc. and NovaBay Pharmaceuticals, Inc. (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 9, 2024, and incorporated herein by reference).
10.24	Offer letter to Jerome Dvonch dated February 7, 2024 (included as exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q filed February 8, 2024, and incorporated herein by reference).
10.25	Offer letter to John Dal Poggetto dated February 7, 2024 (included as exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q filed February 8, 2024 and incorporated herein by reference).
10.26	Amendment No. 1 to Equity Distribution Agreement, by and between Sonoma Pharmaceuticals, Inc. and Maxim Group LLC., dated March 8, 2024 (included as exhibit 1.1 to the Company’s Current Report on Form 8-K filed March 8, 2024, and incorporated herein by reference).
14.1	Code of Business Conduct (included as exhibit 14.1 to the Company’s Current Report on Form 8-K filed January 23, 2017, and incorporated herein by reference).
21.1	List of Subsidiaries (included as exhibit 21.1 to the Company’s Annual Report on Form 10-K June 28, 2017, and incorporated herein by reference).
23.1*	Consent of Frazier & Deeter, LLC, independent registered public accounting firm.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Sonoma Pharmaceuticals, Inc. Compensation Clawback Policy
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

*	Filed herewith.
†	Confidential treatment has been granted with respect to certain portions of this agreement.
⸸	Certain portions of the exhibit have been omitted to preserve the confidentiality of such information. The Company will furnish copies of any such information to the SEC upon request.
+	The schedules to the exhibit have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any such schedules to the SEC upon request.

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

SONOMA PHARMACEUTICALS, INC.

Date: June 17, 2024	By:	/s/ Amy Trombly
Amy Trombly President and Chief Executive Officer, (Principal Executive Officer)

Date: June 17, 2024		/s/ Jerome Dvonch
Jerome Dvonch
Chief Financial Officer
(Principal Financial and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Amy Trombly	President, Chief Executive Officer	June 17, 2024
Amy Trombly	(Principal Executive Officer)

/s/ Jerome Dvonch	Chief Financial Officer	June 17, 2024
Jerome Dvonch	(Principal Financial and Principal Accounting Officer)

/s/ Jay Edward Birnbaum	Director	June 17, 2024
Jay Edward Birnbaum

/s/ Philippe Weigerstorfer	Director	June 17, 2024
Philippe Weigerstorfer

/s/ Jerry McLaughlin	Director	June 17, 2024
Jerry McLaughlin

