Form 10-Q
period 2024-06-30
Sonoma Pharmaceuticals, Inc.
filed 2024-08-08
CIK 1367083

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of August 8, 2024 was 19,149,393.

SONOMA PHARMACEUTICALS, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	June 30, 2024	March 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,589	$3,128
Accounts receivable, net	3,247	2,898
Inventories, net	2,658	2,719
Prepaid expenses and other current assets	3,196	3,541
Current portion of deferred consideration, net of discount	237	262
Total current assets	11,927	12,548
Property and equipment, net	302	365
Operating lease, right of use assets	216	286
Deferred tax asset	921	1,145
Deferred consideration, net of discount, less current portion	246	330
Other assets	61	66
Total assets	$13,673	$14,740

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$751	$607
Accrued expenses and other current liabilities	2,228	2,113
Deferred revenue, current portion	413	478
Short-term debt	204	323
Operating lease liabilities, current portion	155	198
Total current liabilities	3,751	3,719
Deferred revenue, net of current portion	64	87
Withholding tax payable	4,822	4,710
Operating lease liabilities, less current portion	61	87
Total liabilities	8,698	8,603
Commitments and Contingencies (Note 5)
Stockholders’ Equity:
Convertible preferred stock, $0.0001 par value; 714,286 shares authorized at June 30, 2024 and March 31, 2024, respectively, no shares issued and outstanding at June 30, 2024 and March 31, 2024, respectively	–	–
Common stock, $0.0001 par value; 24,000,000 shares authorized at June 30, 2024 and March 31, 2024, respectively, 19,004,393 and 15,607,433 shares issued and outstanding at June 30, 2024 and March 31, 2024, respectively (Note 7)	2	2
Additional paid-in capital	204,069	203,207
Accumulated deficit	(195,492)	(194,349)
Accumulated other comprehensive loss	(3,604)	(2,723)
Total stockholders’ equity	4,975	6,137
Total liabilities and stockholders’ equity	$13,673	$14,740

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2024	2023
Revenues	$3,391	$3,427
Cost of revenues	2,085	2,223
Gross profit	1,306	1,204
Operating expenses:
Research and development	470	325
Selling, general and administrative	2,009	2,119
Total operating expenses	2,479	2,444
Loss from operations	(1,173)	(1,240)
Other income (expense), net	176	(211)
Loss from operations before income taxes	(997)	(1,451)
Income tax (expense) benefit	(146)	33
Net loss	$(1,143)	$(1,418)

Net loss per share: basic and diluted	$(0.07)	$(0.29)

Weighted-average shares outstanding: basic and diluted	17,029	4,936

Other comprehensive loss:
Net loss	$(1,143)	$(1,418)
Foreign currency translation adjustments	(881)	511
Comprehensive loss	$(2,024)	$(907)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(1,143)	$(1,418)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39	45
Stock-based compensation	107	177
Deferred income tax expense	122	90
Operating lease right-of-use asset	55	79
Changes in operating assets and liabilities:
Accounts receivable, net	(470)	191
Inventories, net	(114)	230
Prepaid expenses and other current assets	59	(84)
Deferred consideration, net of discount	53	49
Accounts payable	182	214
Accrued expenses and other current liabilities	186	180
Withholding tax payable	112	122
Operating lease liabilities	(55)	(79)
Deferred revenue	(45)	(11)
Net cash used in operating activities	(912)	(215)
Cash flows from investing activities:
Purchases of property and equipment	(5)	(17)
Net cash used in investing activities	(5)	(17)
Cash flows from financing activities:
Proceeds (costs) from issuance of common stock, net of offering expenses	748	(5)
Proceeds from exercise of employee stock options	7	–
Principal payments on short-term debt	(119)	(130)
Net cash provided by (used in) financing activities	636	(135)
Effect of exchange rate on cash and cash equivalents	(258)	91
Net decrease in cash and cash equivalents	(539)	(276)
Cash and cash equivalents, beginning of period	3,128	3,820
Cash and cash equivalents, end of period	$2,589	$3,544

Supplemental disclosure of cash flow information:
Cash paid for interest	$5	$5

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months ended June 30, 2024 and 2023

(In thousands, except share amounts)

(Unaudited)

	Common Stock ($0.0001 par Value)		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance, March 31, 2024	15,607,433	$2	$203,207	$(194,349)	$(2,723)	$6,137
Proceeds from At-the-Market sale of common stock, net of offering expenses	3,166,202	–	748	–	–	748
Proceeds from exercise of employee stock options	40,000	–	7	–	–	7
Employee stock-based compensation expenses	190,758	–	107	–	–	107
Foreign currency translation adjustment	–	–	–	–	(881)	(881)
Net loss	–	–	–	(1,143)	–	(1,143)
Balance, June 30, 2024	19,004,393	$2	$204,069	$(195,492)	$(3,604)	$4,975

	Common Stock ($0.0001 par Value)		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance, March 31, 2023	4,933,550	$5	$200,904	$(189,514)	$(3,418)	$7,977
Cost in connection with ATM	–	–	(5)	–	–	(5)
Employee stock-based compensation expenses	208,046	–	177	–	–	177
Foreign currency translation adjustment	–	–	–	–	511	511
Net loss	–	–	–	(1,418)	–	(1,418)
Balance, June 30, 2023	5,141,596	$5	$201,076	$(190,932)	$(2,907)	$7,242

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and are in the form prescribed by the Securities and Exchange Commission (the “SEC”) in instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods indicated. All material intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended March 31, 2024, and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on June 17, 2024.

Note 2.	Liquidity and Financial Condition

The Company reported a net loss of $1,143,000 and $1,418,000 for the three months ended June 30, 2024 and 2023, respectively. At June 30, 2024 and March 31, 2024, the Company’s accumulated deficit amounted to $195,492,000 and $194,349,000, respectively. The Company had working capital of $8,176,000 and $8,829,000 as of June 30, 2024 and March 31, 2024, respectively. During the three months ended June 30, 2024 and 2023, net cash used in operating activities amounted to $912,000 and $215,000, respectively.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Significant estimates and assumptions include reserves and write-downs related to receivables and inventories, the valuation allowance relating to the Company’s deferred tax assets, valuation of equity and the estimated amortization periods of upfront product licensing fees received from customers. Periodically, the Company evaluates and adjusts estimates accordingly.

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

The following table provides the net loss for each period along with the computation of basic and diluted net loss per share:

	For the Three Months Ended June 30,
(In thousands, except per share data)	2024	2023
Numerator:
Net loss	$(1,143)	$(1,418)

Denominator:
Weighted-average number of common shares outstanding: basic and diluted	17,029	4,936

Net loss per share: basic and diluted	$(0.07)	$(0.29)

The computation of basic and diluted loss per share for the three months ended June 30, 2024 and 2023 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	June 30,
(In thousands)	2024	2023
Common stock to be issued upon vesting of restricted stock units	–	31
Common stock to be issued upon exercise of options	993	547
Common stock to be issued upon exercise of warrants	–	103
Common stock to be issued upon exercise of common stock units (1)	–	46
	993	727

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

The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Other factors that the Company considers include its existing contractual obligations, historical payment patterns of its customers and individual customer circumstances, an analysis of days sales outstanding by customer and geographic region, and a review of the local economic environment and its potential impact on government funding and reimbursement practices. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company did not deem it necessary to record an allowance for doubtful accounts for probable credit losses at June 30, 2024 and March 31, 2024. Additionally, at June 30, 2024 and March 31, 2024, the Company has allowances of $32,000 and $27,000, respectively, related to potential discounts, returns, distributor fees and rebates. The allowances are included in Accounts Receivable, net in the accompanying condensed consolidated balance sheets.

Inventories

Inventories are stated at the lower of cost, cost being determined on a standard cost basis (which approximates actual cost on a first-in, first-out basis), or net realizable value.

Due to changing market conditions, estimated future requirements, age of the inventories on hand and production of new products, the Company regularly reviews inventory quantities on hand and records a provision to write down excess and obsolete inventory to its estimated net realizable value. At June 30, 2024 and March 31, 2024, the Company recorded provisions to reduce the carrying amounts of inventories to their net realizable value in the amounts of $262,000 and $296,000, respectively, which is included in Inventories, net in the accompanying condensed consolidated balance sheets.

Recent Accounting Standards

Accounting standards that have been issued or proposed by the FASB, the SEC or other standard setting bodies that do not require adoption until a future date are not expected to have a material impact on the condensed consolidated financial statements upon adoption.

Note 4.	Condensed Consolidated Balance Sheet

Inventories, net

Inventories, net consist of the following:

	June 30,	March 31,
	2024	2024
Raw materials	$1,695,000	$1,802,000
Finished goods	1,225,000	1,213,000
	2,920,000	3,015,000
Less: allowance for obsolete and excess inventory	(262,000)	(296,000)
Total inventories, net	$2,658,000	$2,719,000

Leases

The Company’s operating leases are comprised primarily of facility leases. Balance sheet information related to the Company’s leases is presented below:

	June 30,	March 31,
	2024	2024
Operating leases:
Operating lease right-of-use assets	$216,000	$286,000
Operating lease liabilities – current	155,000	198,000
Operating lease liabilities – non-current	61,000	87,000

Other information related to leases is presented below:

Three Months Ended June 30, 2024
Operating lease cost	$93,000
Other information:
Operating cash flows from operating leases	(55,000)
Weighted-average remaining lease term – operating leases (in months)	19.0
Weighted-average discount rate – operating leases	6.00%

As of June 30, 2024, the annual minimum lease payments of our operating lease liabilities were as follows:

For Years Ending March 31,
2025 (excluding the three months ended June 30, 2024)	$150,000
2026	67,000
2027	14,000
2028	9,000
Total future minimum lease payments, undiscounted	240,000
Less: imputed interest	(24,000)
Present value of future minimum lease payments	$216,000

Note 5.	Commitments and Contingencies

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

As of June 30, 2024, with respect to these agreements, aggregated annual salaries was $586,000 and potential severance payments to these key executives is $1,300,000, if triggered.

Note 6.	Debt

Financing of Insurance Premiums

On February 6, 2024, the Company entered into a note agreement for $373,000 with an interest rate of 8.42% per annum with final payment on November 1, 2024. This instrument was issued in connection with financing insurance premiums. The note is payable in nine monthly installment payments of principal and interest of $42,000, with the first installment beginning March 1, 2024. At June 30, 2024 and March 31, 2024, the outstanding principal on the note amounted to $204,000 and $323,000, respectively.

Note 7.	Stockholders’ Equity

Authorized Capital

The Company is authorized to issue up to 24,000,000 shares of common stock with a par value of $0.0001 per share and 714,286 shares of convertible preferred stock with a par value of $0.0001 per share.

Sale of Common Stock

In connection with the Equity Distribution Agreement that the Company entered into on December 15, 2023 with Maxim Group LLC (“Maxim”), as amended, from May 13, 2024 to May 22, 2024 the Company sold 3,166,202 shares of its common stock for gross proceeds of $786,000 and net proceeds of $748,000 after deducting commissions and other offering expenses paid by the Company.

Note 8.	Stock-Based Compensation

For the three months ended June 30, 2024 and 2023, the Company incurred $107,000 and $177,000 of stock-based compensation expense, respectively. All stock-based compensation incurred is included in selling, general and administrative expense in the accompanying condensed consolidated statements of comprehensive loss.

At June 30, 2024, there was unrecognized compensation costs of $242,000 related to stock options which is expected to be recognized over a weighted-average amortization period of 0.94 years.

Stock options award activity is as follows:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at April 1, 2024	1,032,999	$3.13
Options exercised	(40,000)	0.18
Outstanding at June 30, 2024	992,999	$3.25
Exercisable at June 30, 2024	658,453	$4.30

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock, or $0.21 per share at June 30, 2024.

Restricted stock award activity is as follows:

	Number of Shares	Weighted Average Award Date Fair Value per Share
Unvested restricted stock awards outstanding at April 1, 2024	–	$–
Restricted stock awards granted	190,758	0.20
Restricted stock awards vested	(190,758)	0.20
Unvested restricted stock awards outstanding at June 30, 2024	–	$–

The Company did not capitalize any cost associated with stock-based compensation.

The Company issues new shares of common stock upon exercise of stock options or release of restricted stock awards.

Note 9.	Income Taxes

At the end of each interim reporting period, the Company determines the income tax provision by using an estimate of the annual effective tax rate, adjusted for discrete items occurring in the quarter.

Our effective tax rate for the three months ended June 30, 2024 was (14.64)%. The Company’s effective tax rate for the three months ended June 30, 2024 differed from the federal statutory tax rate of 21% primarily due to the valuation allowance recognized against deferred tax assets in the U.S.

Judgment is required in determining whether deferred tax assets will be realized in full or in part. Management assesses the available positive and negative evidence on a jurisdictional basis to estimate if deferred tax assets will be recognized and when it is more likely than not that all or some deferred tax assets will not be realized, and a valuation allowance must be established. As of June 30, 2024, the Company continues to maintain a valuation allowance in the U.S.

Note 10.	Revenue Disaggregation

The Company generates product revenues from products which are sold into the human and animal healthcare markets, and the Company generates service revenues from laboratory testing services which are provided to medical device manufacturers.

The following table presents the Company’s disaggregated revenues by source:

	Three Months Ended June 30,
Product	2024	2023
Human Care	$2,876,000	$2,750,000
Animal Care	399,000	578,000
Total Product	3,275,000	3,328,000
Service and Royalty	116,000	99,000
Total	$3,391,000	$3,427,000

The following table shows the Company’s revenues by geographic region:

	Three Months Ended June 30,
	2024	2023
United States	$642,000	$806,000
Europe	1,288,000	1,070,000
Asia	477,000	862,000
Latin America	880,000	487,000
Rest of the World	104,000	202,000
Total	$3,391,000	$3,427,000

Note 11.	Significant Customer Concentrations

The following table shows major customers revenues as a percentage of net revenue:

	For the Three Months Ended June 30,
	2024	2023
Customer A	*%	15%
Customer B	26%	14%
Customer C	18%	14%

The following table shows major customers accounts receivable balances as a percentage of net accounts receivables:

	June 30,
	2024	2023
Customer A	16%	15%
Customer B	17%	*%
Customer C	11%	11%
Customer D	17%	21%

*	Represents less than 10%

Note 12.	Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date the condensed consolidated financial statements were issued. The Company does not have subsequent events to report.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as of June 30, 2024 and our audited consolidated financial statements for the year ended March 31, 2024 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 17, 2024.

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

In September 2021, we launched a new over-the-counter product, Regenacyn® Advanced Scar Gel, which is clinically proven to improve the overall appearance of scars while reducing pain, itch and redness. On the same day, we launched Regenacyn Plus, a prescription-strength scar gel which is available as an office dispense product through physician offices.

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

In January 2023, we launched a line of office dispense products exclusively for skin care professionals, including two new prescription strength dermatology products, Reliefacyn Plus Advanced Itch-Burn-Rash-Pain Relief Hydrogel and Rejuvacyn Plus Skin Repair Cooling Mist. These products, along with Regenacyn Plus Scar Gel, are marketed and sold directly to dermatology practices and medical spas.

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

In April 2024, we announced expansion of our Microcyn Negative Pressure Wound Therapy Solution products line, now available in 250mL, 450mL and 990mL sizes to meet the diverse needs of healthcare professionals and patients.

In July 2024, we announced an expansion of our distributor base in Europe through a new partnership with Smart Healthcare Company (SHC) s.r.o. for the distribution of Microdacyn60® wound care products into Ukraine.

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

In international markets, our product Microdacyn60 Oral Care treats mouth and throat infections and thrush. Microdacyn60 assists in reducing inflammation and pain, provides soothing cough relief and does not contain any harmful chemicals. It does not stain teeth, is non-irritating, non-sensitizing, has no contraindications and is ready for use with no mixing or dilution.

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

In April 2023, we launched PodiacynTM Advanced Everyday Foot Care direct to consumers for over-the-counter use in the United States, intended for management of foot odors, infections, and irritations, as well as daily foot health and hygiene. Podiacyn is available through Amazon.com, our online store and third-party distributors.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

Revenue

The following table shows our consolidated total revenue and revenue by geographic region for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
(In thousands)	2024	2023	$ Change	% Change
United States	$642	$806	$(164)	(20%	)
Europe	1,288	1,070	218	20%
Asia	477	862	(385)	(45%	)
Latin America	880	487	393	81%
Rest of the World	104	202	(98)	(49%	)
Total	$3,391	$3,427	$(36)	(1%	)

The decrease in United States revenue of $164,000 for the three months ended June 30, 2024, was primarily the result of fluctuations in timing of orders of over-the-counter animal health care products.

The increase in Europe revenue for the three months ended June 30, 2024 of $218,000 was the result of a general increase in demand for our products.

The decrease in Asia revenue of $385,000 for the three months ended June 30, 2024 was primarily due to timing of orders. Revenues from our international distributors tend to fluctuate from period to period due to customer placement of larger but less frequent orders to benefit from quantity discounts and reduced shipping costs.

The increase in Latin America revenue for the three months ended June 30, 2024 of $393,000 was primarily due to timing of customer orders for overflow manufacturing.

The decrease in Rest of World revenue for the three months ended June 30, 2024 of $98,000 was primarily due to timing of customer orders.

Cost of Revenue and Gross Profit

The cost of revenue and gross profit metrics for the three months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended June 30,
(In thousands, except for percentages)	2024	2023	$ Change	% Change
Cost of Revenues	$2,085	$2,223	$(138)	(6%	)
Cost of Revenue as a % of Revenues	61%	65%
Gross Profit	$1,306	$1,204	$102	8%
Gross Profit as a % of Revenues	39%	35%

The increase in gross profit of $102,000 for the three months ended June 30, 2024, as compared to the prior period, was primarily due to overall product mix, and higher costs of materials and transportation in the prior period.

Research and Development Expense

The research and development expense metrics for the three months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended June 30,
(In thousands, except for percentages)	2024	2023	$ Change	% Change
Research and Development Expense	$470	$325	$145	45%
Research and Development Expense as a % of Revenues	14%	9%

Increases in research and development expenses for the three months ended June 30, 2024 of $145,000 was primarily due to increased product development and expanded regulatory efforts in the U.S. and Europe to support new product releases.

Selling, General and Administrative Expense

The selling, general and administrative expense metrics for the three months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended June 30,
(In thousands, except for percentages)	2024	2023	Change	% Change
Selling, General and Administrative Expense	$2,009	$2,119	$(110)	(5%	)
Selling, General and Administrative Expense as a % of Revenues	59%	62%

The decline in selling, general and administrative expenses for the three months ended June 30, 2024 of $110,000 was the result of ongoing efforts to contain expenses across all parts of the company.

Other Income (Expense), net

Other income (expense), net for the three months ended June 30, 2024 was $176,000 compared to other income (expense), net of $(211,000) for the three months ended June 30, 2023. The change in other income (expense), net primarily relates to exchange rate fluctuations.

Income Tax (Expense) Benefit

Income tax (expense) benefit for the three months ended June 30, 2024 and 2023 was $(146,000) and $33,000, respectively. The expense for the current year is primarily related to the use of our deferred tax asset in Mexico and, to a lesser extent, our deferred tax asset in Netherlands. The benefit for the prior year was related to our Mexico deferred tax asset.

Net Loss

The following table provides the net loss for each period along with the computation of basic and diluted net loss per share:

	Three Months Ended June 30,
(In thousands, except per share data)	2024	2023
Net loss	$(1,143)	$(1,418)

Weighted-average shares outstanding: basic and diluted	17,029	4,936

Net loss per share: basic and diluted	$(0.07)	$(0.29)

Liquidity and Capital Resources

We reported a net loss of $1,143,000 and $1,418,000 for the three months ended June 30, 2024 and June 30, 2023, respectively. At June 30, 2024 and March 31, 2024, our accumulated deficit amounted to $195,492,000 and $194,349,000, respectively. At June 30, 2024 and March 31, 2024, we had cash and cash equivalents of $2,589,000 and $3,128,000, respectively. At June 30, 2024 and March 31, 2024, we had working capital of $8,176,000 and $8,829,000, respectively.

Sources of Liquidity

Since our inception, substantially all of our operations have been financed through sales of equity securities. Other sources of financing that we have used to date include our revenues, as well as various loans and the sale of certain assets to customers.

Since July 1, 2023, substantially all of our operations have been financed through cash on hand and the following transactions:

•	Proceeds of $1,446,000, net of offering expenses, from the sale of common stock on October 26, 2023.
•	Proceeds of $343,000, net of offering expenses, from the sale of common stock on January 11, 2024.
•	Proceeds of $748,000, net of offering expenses, from the sale of common stock in May of 2024.

Cash Flows

The following table presents a summary of our consolidated cash flows for operating, investing and financing activities for the three months ended June 30, 2024 and 2023 as well balances of cash and cash equivalents and working capital:

	Three Months ended June 30,
(In thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$(912)	$(215)
Investing activities	(5)	(17)
Financing activities	636	(135)
Effect of exchange rates on cash	(258)	91
Net change in cash and cash equivalents	(539)	(276)
Cash and cash equivalents, beginning of the period	3,128	3,820
Cash and cash equivalents, end of the period	$2,589	$3,544
Working capital (1), end of period	$8,176	$9,546

(1)	Defined as current assets minus current liabilities.

Net cash used by operating activities during the three months ended June 30, 2024 was $912,000, primarily due to a net loss of $1,143,000 offset by stock related compensation expense of $107,000.

Net cash used by operating activities during the three months ended June 30, 2023 was $215,000, primarily due to a net loss of $1,418,000 offset by stock related compensation expense of $177,000, decrease in accounts receivable of $191,000, decrease in inventory of $230,000 and a combined increase in accounts payable and accrued liabilities of $394,000.

Net cash used in investing activities was $5,000 for three months ended June 30, 2024, primarily related to the purchase of equipment.

Net cash used in investing activities was $17,000 for three months ended June 30, 2023, primarily related to the purchase of equipment.

Net cash provided by financing activities was $636,000 for the three months ended June 30, 2024, primarily due to the sale of common stock of $748,000 offset by $119,000 of principal payments on a short-term loan related to financing of insurance premiums.

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

We are exposed to risk from foreign currency devaluation for both the Mexico Peso and the Euro versus the US dollar. Risk related to foreign currency valuation tends to be unpredictable and can be affected by various factors outside of our control.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Significant estimates and assumptions include reserves and write-downs related to receivables and inventories, the valuation allowance relating to our deferred tax assets, valuation of equity and the estimated amortization periods of upfront product licensing fees received from customers. Periodically, we evaluate and adjust estimates accordingly.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of our most recent fiscal quarter. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2024 due to the fact that material weaknesses in our internal controls over financial reporting exist at period end.

Notwithstanding our ineffective disclosure controls and procedures, management believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. generally accepted accounting principles.

Evaluation of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rule 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2024. We determined that there was a lack of separation of duties with preparation and review of the reported numbers, among other things. We believe we have taken steps to correct this, but the controls are currently being tested and have not been working for a sufficient period of time to remove this weakness.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not finished testing our controls and sufficient time has not elapsed to make the determination these controls are operating effectively.

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

There have been no material changes from risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended March 31, 2024, as filed with the SEC June 17, 2024.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue any unregistered securities during the quarter ended June 30, 2024 and through August 8, 2024.

Item 3.	Default Upon Senior Securities

We did not default upon any senior securities during the quarter ended June 30, 2024.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

During the quarter ended June 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

Exhibit Index

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., effective January 30, 2006 (included as exhibit 3.1 of the Company’s Annual Report on Form 10-K filed June 20, 2007, and incorporated herein by reference).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., effective October 22, 2008 (included as exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 21, 2008, and incorporated herein by reference).
3.4	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective March 29, 2013 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 22, 2013, and incorporated herein by reference).
3.5	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective December 4, 2014 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 8, 2014, and incorporated herein by reference).
3.6	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective October 22, 2015 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 27, 2015, and incorporated herein by reference).
3.7	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective June 24, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 28, 2016, and incorporated herein by reference).
3.8	Certificate of Amendment of Restated Certificate of Incorporation of Sonoma Pharmaceuticals, Inc., as amended, effective December 6, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 7, 2016, and incorporated herein by reference).
3.9	Amended and Restated Bylaws, as amended, of Sonoma Pharmaceuticals, Inc., effective December 6, 2016 (included as exhibit 3.2 to the Company’s Current Report on Form 8-K filed December 7, 2016, and incorporated herein by reference).
3.10	Amendment No. 1 to Amended and Restated Bylaws, as amended, of Sonoma Pharmaceuticals, Inc., effective June 14, 2024 (included as exhibit 3.10 to the Company’s Annual Report on Form 10-K filed June 17, 2024, and incorporated herein by reference).
3.11	Certificate of Designation of Preferences, Rights and Limitations of Series A 0% Convertible Preferred Stock, filed with the Delaware Secretary of State on April 24, 2012 (included as exhibit 4.2 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).
3.12	Certificate of Designation of Series B Preferred Stock, effective October 18, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 21, 2016, and incorporated herein by references).
3.13	Certificate of Amendment of Restated Certificate of Incorporation of Sonoma Pharmaceuticals, Inc., as amended, effective June 19, 2019 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 19, 2019, and incorporated herein by reference).
4.1	Specimen Common Stock Certificate (included as exhibit 4.1 to the Company’s Annual Report on Form 10-K filed June 28, 2017, and incorporated herein by reference).
4.2	Section 382 Rights Agreement, dated as of October 18, 2016, between Oculus Innovative Sciences, Inc. and Computershare Inc., which includes the Form of Certificate of Designation of Series B Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 21, 2016, and incorporated herein by reference).
10.1	Form of Indemnification Agreement between Oculus Innovative Sciences, Inc. and its officers and directors (included as exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.2	Office Lease Agreement, dated May 18, 2006, between Oculus Technologies of Mexico, S.A. de C.V. and Antonio Sergio Arturo Fernandez Valenzuela (translated from Spanish) (included as exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.3	Office Lease Agreement, dated July 2003, between Oculus Innovative Sciences, B.V. and Artikona Holding B.V. (translated from Dutch) (included as exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

10.4	Form of Director Agreement (included as exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.5	Amendment to Office Lease Agreement, effective February 15, 2008, by and between Oculus Innovative Sciences Netherlands B.V. and Artikona Holding B.V. (translated from Dutch) (included as exhibit 10.44 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).
10.6†	Exclusive Sales and Distribution Agreement, dated November 6, 2015, by and between Oculus Innovative Sciences, Inc. and Manna Pro Products, LLC (included as exhibit 10.1 to the Company’s 8-K filed March 23, 2016 and incorporated herein by reference).
10.7†	Asset Purchase Agreement dated October 27, 2016, between Oculus Innovative Sciences, Inc. and Invekra, S.A.P.I de C.V. (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 31, 2016, and incorporated herein by reference).
10.8†	Amendment Agreement to Acquisition Option dated October 27, 2016, by and between More Pharma Corporation S. de R.L. de C.V. and Oculus Technologies of Mexico, S.A. de C.V. (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 31, 2016, and incorporated herein by reference).
10.9	2016 Equity Incentive Plan (included as exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2016, and incorporated herein by reference).
10.10⸸+	Asset Purchase Agreement dated May 14, 2019, between Sonoma Pharmaceuticals, Inc. and Petagon, Ltd. (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 22, 2019, and incorporated herein by reference).
10.11⸸+	Asset Purchase Agreement dated February 21, 2020, between Sonoma Pharmaceuticals, Inc. and MicroSafe Group, DMCC (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 27, 2020, and incorporated herein by reference.)
10.12⸸+	License, Distribution and Supply Agreement by and between Sonoma Pharmaceuticals, Inc. and Brill International, S.L. dated May 19, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 26, 2020, and incorporated herein by reference.)
10.13⸸	Licensing Agreement between Sonoma Pharmaceuticals, Inc. and MicroSafe Group, effective July 27, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 6, 2020, and incorporated herein by reference).
10.14⸸	Exclusive Supply and Distribution Agreement between the Company and EMC Pharma, LLC, dated March 26, 2021 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 31, 2021, and incorporated herein by reference).
10.15	2021 Equity Incentive Plan (included as appendix on the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2021 and incorporated herein by reference).
10.16+⸸	Exclusive License and Distribution Agreement between the Company and Dyamed Biotech Pte Ltd., dated November 4, 2021 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 9, 2021, and incorporated herein by reference).
10.17+⸸	Exclusive License and Distribution Agreement between Sonoma Pharmaceuticals, Inc. and Anlicare International dated January 18, 2022 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 20, 2022, and incorporated herein by reference).
10.18	Sonoma Pharmaceuticals, Inc. Non-Employee Director Compensation Program and Stock Ownership Guidelines, revised by the Board of Directors on December 29, 2022 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 30, 2022, and incorporated herein by reference).
10.19	Amended and Restated Employment Agreement by and between the Company and Amy Trombly, dated June 16, 2023 (included as exhibit 10.38 to the Company’s Annual Report on Form 10-K filed June 21, 2023, and incorporated herein by reference).
10.20	Amended and Restated Employment Agreement by and between the Company and Bruce Thornton, dated June 16, 2023 (included as exhibit 10.39 to the Company’s Annual Report on Form 10-K filed June 21, 2023, and incorporated herein by reference).
10.21	First Amendment to the Lease between the Company and Westland Development Services, Inc., dated June 21, 2023 (included as exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2023, and incorporated herein by reference).
10.22	Equity Distribution Agreement, by and between Sonoma Pharmaceuticals, Inc. and Maxim Group LLC, dated December 15, 2023 (included as exhibit 1.1 to the Company’s Current Report on Form 8-K filed December 15, 2023, and incorporated herein by reference).
10.23	Offer letter to Jerome Dvonch dated February 7, 2024 (included as exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q filed February 8, 2024, and incorporated herein by reference).

10.24	Offer letter to John Dal Poggetto dated February 7, 2024 (included as exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q filed February 8, 2024 and incorporated herein by reference).
10.25	Amendment No. 1 to Equity Distribution Agreement, by and between Sonoma Pharmaceuticals, Inc. and Maxim Group LLC., dated March 8, 2024 (included as exhibit 1.1 to the Company’s Current Report on Form 8-K filed March 8, 2024, and incorporated herein by reference).
14.1	Code of Business Conduct (included as exhibit 14.1 to the Company’s Current Report on Form 8-K filed January 23, 2017, and incorporated herein by reference).
21.1	List of Subsidiaries (included as exhibit 21.1 to the Company’s Annual Report on Form 10-K June 28, 2017, and incorporated herein by reference).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

*	Filed herewith.
†	Confidential treatment has been granted with respect to certain portions of this agreement.
⸸	Certain portions of the exhibit have been omitted to preserve the confidentiality of such information. The Company will furnish copies of any such information to the SEC upon request.
+	The schedules to the exhibit have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any such schedules to the SEC upon request.

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

Date: August 8, 2024	By:	/s/ Amy Trombly
Amy Trombly President and Chief Executive Officer, (Principal Executive Officer)

Date: August 8, 2024	By:	/s/ Jerome Dvonch
Jerome Dvonch
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

