Form 10-Q
period 2024-12-31
Sonoma Pharmaceuticals, Inc.
filed 2025-02-05
CIK 1367083

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of February 4, 2025 was 1,615,765.

SONOMA PHARMACEUTICALS, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31, 2024	March 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,236	$3,128
Accounts receivable, net	2,405	2,898
Inventories, net	3,143	2,719
Prepaid expenses and other current assets	1,387	3,541
Current portion of deferred consideration, net of discount	209	262
Total current assets	12,380	12,548
Property and equipment, net	215	365
Operating lease, right of use assets	119	286
Deferred tax asset	760	1,145
Deferred consideration, net of discount, less current portion	121	330
Other assets	73	66
Total assets	$13,668	$14,740

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,395	$607
Accrued expenses and other current liabilities	1,916	2,113
Deferred revenue, current portion	302	478
Short-term debt	–	323
Operating lease liabilities, current portion	90	198
Total current liabilities	3,703	3,719
Deferred revenue, net of current portion	30	87
Withholding tax payable	5,036	4,710
Operating lease liabilities, less current portion	29	87
Total liabilities	8,798	8,603
Commitments and Contingencies (Note 5)
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 714,286 shares authorized at December 31, 2024 and March 31, 2024, no shares issued and outstanding at December 31, 2024 and March 31, 2024	–	–
Common stock, $0.0001 par value; 50,000,000 and 24,000,000 shares authorized at December 31, 2024 and March 31, 2024, respectively, 1,615,765 and 780,371 shares issued and outstanding at December 31, 2024 and March 31, 2024, respectively (Note 1) (Note 7)	–	–
Additional paid-in capital	206,454	203,209
Accumulated deficit	(197,030)	(194,349)
Accumulated other comprehensive loss	(4,554)	(2,723)
Total stockholders’ equity	4,870	6,137
Total liabilities and stockholders’ equity	$13,668	$14,740

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Revenues	$3,564	$3,138	$10,534	$9,296
Cost of revenues	2,294	1,678	6,597	5,642
Gross profit	1,270	1,460	3,937	3,654
Operating expenses:
Research and development	427	601	1,403	1,462
Selling, general and administrative	1,874	1,703	5,588	5,484
Total operating expenses	2,301	2,304	6,991	6,946
Loss from operations	(1,031)	(844)	(3,054)	(3,292)
Other income (expense), net	112	(79)	675	(380)
Loss from operations before income taxes	(919)	(923)	(2,379)	(3,672)
Income tax (expense) benefit	(9)	57	(302)	(96)
Net loss	$(928)	$(866)	$(2,681)	$(3,768)

Net loss per share: basic and diluted	$(0.63)	$(1.59)	$(2.40)	$(10.74)
Weighted-average number of shares: basic and diluted	1,464	546	1,117	351

Other comprehensive loss:
Net loss	$(928)	$(866)	$(2,681)	$(3,768)
Foreign currency translation adjustments	(357)	297	(1,831)	595
Comprehensive loss	$(1,285)	$(569)	$(4,512)	$(3,173)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(2,681)	$(3,768)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	107	135
Stock-based compensation	134	447
Deferred income taxes	169	92
Changes in operating assets and liabilities:
Accounts receivable, net	219	(221)
Inventories, net	(679)	(93)
Prepaid expenses and other current assets	1,547	546
Deferred consideration	142	161
Operating lease, right-of-use assets	136	99
Accounts payable	864	(12)
Accrued expenses and other current liabilities	(1)	(226)
Deferred revenue	(140)	33
Withholding tax payable	326	356
Operating lease liabilities	(136)	(99)
Net cash provided by (used in) operating activities	7	(2,550)

Cash flows from investing activities:
Purchases of property and equipment	(33)	(20)
Net cash used in investing activities	(33)	(20)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering expenses	3,079	1,441
Proceeds from exercise of employee stock options	33	–
Payments for fractional shares related to reverse-split	(1)	–
Principal payments on short-term debt	(323)	(387)
Net cash provided by financing activities	2,788	1,054
Effect of exchange rate on cash and cash equivalents	(654)	102
Net increase (decrease) in cash and cash equivalents	2,108	(1,414)
Cash and cash equivalents, beginning of period	3,128	3,820
Cash and cash equivalents, end of period	$5,236	$2,406

Supplemental disclosure of cash flow information:
Cash paid for interest	$8	$15

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months ended December 31, 2024 and 2023

(In thousands, except share amounts)

(Unaudited)

	Common Stock ($0.0001 par Value)		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance, March 31, 2024	780,371	$–	$203,209	$(194,349)	$(2,723)	$6,137
Proceeds from At-the-Market sale of common stock, net of offering expenses	158,311	–	748	–	–	748
Proceeds from exercise of employee stock options	2,000	–	7	–	–	7
Employee stock-based compensation expenses	9,538	–	107	–	–	107
Foreign currency translation adjustment	–	–	–	–	(881)	(881)
Net loss	–	–	–	(1,143)	–	(1,143)
Balance, June 30, 2024	950,220	$–	$204,071	$(195,492)	$(3,604)	$4,975
Proceeds from At-the-Market sale of common stock, net of offering expenses	381,433	–	1,541	–	–	1,541
Proceeds from exercise of employee stock options	7,250	–	26	–	–	26
Payments for fractional shares related to reverse-split	(288)	–	(1)	–	–	(1)
Employee stock-based compensation expenses	–	–	14	–	–	14
Foreign currency translation adjustment	–	–	–	–	(593)	(593)
Net loss	–	–	–	(610)	–	(610)
Balance, September 30, 2024	1,338,615	$–	$205,651	$(196,102)	$(4,197)	$5,352
Proceeds from At-the-Market sale of common stock, net of offering expenses	277,150	–	790	–	–	790
Employee stock-based compensation expenses	–	–	13	–	–	13
Foreign currency translation adjustment	–	–	–	–	(357)	(357)
Net loss	–	–	–	(928)	–	(928)
Balance, December 31, 2024	1,615,765	$–	$206,454	$(197,030)	$(4,554)	$4,870

	Common Stock ($0.0001 par Value)		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance, March 31, 2023	246,678	$–	$200,909	$(189,514)	$(3,418)	$7,977
Cost in connection with ATM	–	–	(5)	–	–	(5)
Employee stock-based compensation expenses	10,402	–	177	–	–	177
Foreign currency translation adjustment	–	–	–	–	511	511
Net loss	–	–	–	(1,418)	–	(1,418)
Balance, June 30, 2023	257,080	$–	$201,081	$(190,932)	$(2,907)	$7,242
Employee stock-based compensation expenses	1,887	–	130	–	–	130
Foreign currency translation adjustment	–	–	–	–	(213)	(213)
Net loss	–	–	–	(1,484)	–	(1,484)
Balance, September 30, 2023	258,967	$–	$201,211	$(192,416)	$(3,120)	$5,675
Proceeds from stock offering, net of offering expenses	425,000	–	1,446	–	–	1,446
Employee stock-based compensation expenses	250	–	140	–	–	140
Foreign currency translation adjustment	–	–	–	–	297	297
Net loss	–	–	–	(866)	–	(866)
Balance, December 31, 2023	684,217	$–	$202,797	$(193,282)	$(2,823)	$6,692

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

The Company reported a net loss of $928,000 and $866,000 for the three months ended December 31, 2024 and 2023, respectively, and $2,681,000 and $3,768,000 for the nine months ended December 31, 2024 and 2023, respectively. At December 31, 2024 and March 31, 2024, the Company’s accumulated deficit amounted to $197,030,000 and $194,349,000, respectively. The Company had working capital of $8,677,000 and $8,829,000 as of December 31, 2024 and March 31, 2024, respectively. The cash balance at December 31, 2024 and March 31, 2024 was $5,236,000 and $3,128,000, respectively. During the nine months ended December 31, 2024 net cash provided by operating activities amounted to $7,000. During the nine months ended December 31, 2023 net cash used in operating activities amounted to $2,550,000.

Management believes that the Company has access to additional capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means; however, the Company cannot provide any assurance that new financings will be available on commercially acceptable terms, if needed. If the economic climate in the U.S. deteriorates, the Company’s ability to raise additional capital could be negatively impacted. If the Company is unable to secure additional capital, it may be required to take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations. These measures could cause significant delays in the Company’s continued efforts to commercialize its products, which is critical to the realization of its business plan and the future operations of the Company. This uncertainty along with the Company’s history of losses indicates that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The accompanying condensed consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

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

The following table provides the net loss for each period along with the computation of basic and diluted net loss per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except per share data)	2024	2023	2024	2023
Numerator:
Net loss	$(928)	$(866)	$(2,681)	$(3,768)

Denominator:
Weighted-average number of common shares outstanding: basic and diluted	1,464	546	1,117	351

Net loss per share: basic and diluted	$(0.63)	$(1.59)	$(2.40)	$(10.74)

The computation of basic loss per share for the three and nine months ended December 31, 2024 and 2023 excludes potentially dilutive securities because their inclusion would be anti-dilutive. The Company excluded from the computation of basic loss per share stock options of 42,000 and 51,000 for the three months ended December 31, 2024 and 2023, respectively, and stock options of 42,000 and 51,000 for the nine months ended December 31, 2024 and 2023, respectively.

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

The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Other factors that the Company considers include its existing contractual obligations, historical payment patterns of its customers and individual customer circumstances, an analysis of days sales outstanding by customer and geographic region, and a review of the local economic environment and its potential impact on government funding and reimbursement practices. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company did not deem it necessary to record an allowance for doubtful accounts for probable credit losses at December 31, 2024 and March 31, 2024. At December 31, 2024 and March 31, 2024, the Company has allowances of $15,000 and $27,000, respectively, related to potential discounts, returns, distributor fees and rebates. The allowances are included in Accounts Receivable, net in the accompanying condensed consolidated balance sheets.

Inventories

Inventories are stated at the lower of cost, cost being determined on a standard cost basis (which approximates actual cost on a first-in, first-out basis), or net realizable value.

Due to changing market conditions, estimated future requirements, age of the inventories on hand and production of new products, the Company regularly reviews inventory quantities on hand and records a provision to write down excess and obsolete inventory to its estimated net realizable value. At December 31, 2024 and March 31, 2024, the Company recorded provisions to reduce the carrying amounts of inventories to their net realizable value in the amounts of $239,000 and $296,000, respectively, which is included in Inventories, net in the accompanying condensed consolidated balance sheets.

Recent Accounting Standards

Accounting standards that have been issued or proposed by the FASB, the SEC or other standard setting bodies that do not require adoption until a future date are not expected to have a material impact on the condensed consolidated financial statements upon adoption.

Note 4.	Condensed Consolidated Balance Sheet

Inventories, net

Inventories, net consist of the following:

	December 31,	March 31,
	2024	2024
Raw materials	$1,376,000	$1,802,000
Finished goods	2,006,000	1,213,000
	3,382,000	3,015,000
Less: allowance for obsolete and excess inventory	(239,000)	(296,000)
Total inventories, net	$3,143,000	$2,719,000

Leases

The Company’s operating leases are comprised primarily of facility leases. Balance sheet information related to the Company’s leases is presented below:

	December 31,	March 31,
	2024	2024
Operating leases:
Operating lease right-of-use assets	$119,000	$286,000
Operating lease liabilities – current	90,000	198,000
Operating lease liabilities – non-current	29,000	87,000

Other information related to leases is presented below:

Nine Months Ended December 31, 2024
Operating lease cost	$277,000
Other information:
Operating cash flows from operating leases	(136,000)
Weighted-average remaining lease term – operating leases (in months)	17.50
Weighted-average discount rate – operating leases	6.00%

As of December 31, 2024, the annual minimum lease payments of our operating lease liabilities were as follows:

For Years Ending March 31,
2025 (excluding the nine months ended December 31, 2024)	$41,000
2026	65,000
2027	14,000
2028	8,000
Total future minimum lease payments, undiscounted	128,000
Less: imputed interest	(9,000)
Present value of future minimum lease payments	$119,000

Note 5.	Commitments and Contingencies

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

As of December 31, 2024, with respect to these agreements, aggregated annual salaries was $586,000 and potential severance payments to these key executives is $1,300,000, if triggered.

Note 6.	Debt

Financing of Insurance Premiums

On February 6, 2024, the Company entered into a note agreement for $373,000 with an interest rate of 8.42% per annum with final payment on November 1, 2024. This instrument was issued in connection with financing insurance premiums. The note was payable in nine monthly installment payments of principal and interest of $42,000, with the first installment beginning March 1, 2024. On November 1, 2024, the Company made the final payment on the note. On March 31, 2024, the outstanding principal on the note amounted to $323,000.

Note 7.	Stockholders’ Equity

Authorized Capital

Effective August 29, 2024, the Company increased its authorized shares from 24,000,000 to 50,000,000 shares of common stock with a par value of $0.0001 per share. Additionally, the Company is authorized to issue 714,286 shares of preferred stock with a par value of $0.0001 per share.

Sale of Common Stock

In connection with the Equity Distribution Agreement that the Company entered into on December 15, 2023 with Maxim Group LLC (“Maxim”), as amended, from May 13, 2024 to November 20, 2024 the Company sold 816,894 shares of its common stock for gross proceeds of $3,325,000 and net proceeds of $3,079,000 after deducting commissions and other offering expenses paid by the Company.

Note 8.	Stock-Based Compensation

For the three months ended December 31, 2024 and 2023, the Company incurred $13,000 and $140,000 of stock-based compensation expense, respectively. For the nine months ended December 31, 2024 and 2023, the Company incurred $134,000 and $447,000 of stock-based compensation expense, respectively. All stock-based compensation incurred is included in selling, general and administrative expense in the accompanying condensed consolidated statements of comprehensive loss.

At December 31, 2024, there was unrecognized compensation costs of $216,000 related to stock options which is expected to be recognized over a weighted-average amortization period of 1.54 years.

Stock options award activity is as follows:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at April 1, 2024	51,675	$62.60
Options exercised	(9,250)	3.60
Options forfeited	(250)	3.60
Options expired	(63)	1,836.29
Outstanding at December 31, 2024	42,112	$73.69
Exercisable at December 31, 2024	31,282	$95.17

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock, or $2.69 per share at December 31, 2024.

Restricted stock award activity is as follows:

	Number of Shares	Weighted Average Award Date Fair Value per Share
Unvested restricted stock awards outstanding at April 1, 2024	–	$–
Restricted stock awards granted	9,538	4.08
Restricted stock awards vested	(9,538)	4.08
Unvested restricted stock awards outstanding at December 31, 2024	–	$–

The Company issues new shares of common stock upon exercise of stock options or release of restricted stock awards.

Note 9.	Income Taxes

At the end of each interim reporting period, the Company determines the income tax provision by using an estimate of the annual effective tax rate, adjusted for discrete items occurring in the quarter.

Our effective tax rate for the three and nine months ended December 31, 2024 was (0.1)% and (12.7)%, respectively. The Company’s effective tax rate for the three and nine months ended December 31, 2024 differed from the federal statutory tax rate of 21% primarily due to the valuation allowance recognized against deferred tax assets in the U.S., and permanent tax adjustment of intercompany interest expense in Mexico and Netherlands.

Judgment is required in determining whether deferred tax assets will be realized in full or in part. Management assesses the available positive and negative evidence on a jurisdictional basis to estimate if deferred tax assets will be recognized and when it is more likely than not that all or some deferred tax assets will not be realized, and a valuation allowance must be established. As of December 31, 2024, the Company continues to maintain a valuation allowance in the U.S.

Note 10.	Revenue Disaggregation

The Company generates product revenues from products which are sold into the human and animal healthcare markets, and the Company generates service revenues from laboratory testing services which are provided to medical device manufacturers.

The following table presents the Company’s disaggregated revenues by revenue source:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Human Care	$3,052,000	$2,461,000	$8,886,000	$7,286,000
Animal Care	376,000	621,000	1,176,000	1,688,000
Service and Royalty	136,000	56,000	472,000	322,000
	$3,564,000	$3,138,000	$10,534,000	$9,296,000

The following table shows the Company’s revenues by geographic region:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
United States	$614,000	$868,000	$1,930,000	$2,214,000
Europe	1,257,000	1,217,000	3,943,000	3,488,000
Asia	579,000	522,000	1,832,000	1,730,000
Latin America	829,000	368,000	2,174,000	1,165,000
Rest of the World	285,000	163,000	655,000	699,000
Total	$3,564,000	$3,138,000	$10,534,000	$9,296,000

Note 11.	Significant Customer Concentrations

The following table shows major customers revenues as a percentage of net revenue:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Customer A	*%	11%	*%	12%
Customer B	23%	17%	21%	15%
Customer C	19%	13%	19%	15%

The following table shows major customers accounts receivable balances as a percentage of net accounts receivables:

	December 31,
	2024	2023
Customer A	19%	13%
Customer B	*%	15%
Customer C	14%	*%
Customer D	25%	13%

*	% Represents less than 10%

Note 12.	Subsequent Events

On January 2, 2025 the Company granted an aggregate of 22,500 stock options to the independent members of its Board of Directors. The options vest in equal annual increments over a three year period and have an exercise price of $2.68. Additionally, on January 2, 2025 the Company granted an aggregate of 27,000 stock options to its employees. The options are immediately vested on the grant date and have an exercise price of $2.68. Additionally, on January 2, 2025 the Company issued an aggregate of 45,000 restricted stock units to the members of its management group. The restricted stock units vest in equal increments over a two year period with the first vest date to occur on July 2, 2025.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as of December 31, 2024 and our audited consolidated financial statements for the year ended March 31, 2024 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 17, 2024.

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

Forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to the risks described in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q including: our ability to become profitable; our dependence on third-party distributors; certain tax impacts of inter-company loans between us and our Mexican subsidiary; the progress and timing of our development programs and regulatory approvals for our products; the benefits and effectiveness of our products; the ability of our products to meet existing or future regulatory standards; the progress and timing of clinical trials and physician studies; our expectations and capabilities relating to the sales and marketing of our current products and our product candidates; our ability to compete with other companies that are developing or selling products that are competitive with our products; the establishment of strategic partnerships for the development or sale of products; the risk our research and development efforts do not lead to new products; the timing of commercializing our products; our ability to penetrate markets through our sales force, distribution network, and strategic business partners to gain a foothold in the market and generate attractive margins; the ability to attain specified revenue goals within a specified time frame, if at all, or to reduce costs; the outcome of discussions with the U.S. Food and Drug Administration, or FDA, and other regulatory agencies; the content and timing of submissions to, and decisions made by, the FDA and other regulatory agencies, including demonstrating to the satisfaction of the FDA the safety and efficacy of our products; our ability to successfully transition our European products to the new Medical Device Regulation, or to comply with its ongoing requirements; our ability to manufacture sufficient amounts of our products for commercialization activities; our ability to protect our intellectual property and operate our business without infringing on the intellectual property of others; our ability to continue to expand our intellectual property portfolio; the risk we may need to indemnify our distributors or other third parties; risks attendant with conducting a significant portion of our business outside the United States; fluctuations in foreign currency exchange rates; risks relative to global economic conditions, prospective tariffs or changes to trade policies; our ability to comply with complex federal and state fraud and abuse laws, including state and federal anti-kickback laws; risks associated with changes to health care laws; our ability to attract and retain qualified directors, officers and employees; our expectations relating to the concentration of our revenue from international sales; our ability to expand to and commercialize products in markets outside the wound care market; our ability to protect our information technology and infrastructure; and the impact of any future changes in accounting regulations or practices in general with respect to public companies. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

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

In the United States, we relaunched the direct sale of our prescription and office dispense dermatology products in December 2024, including Epicyn® Facial Cleanser, Levicyn® Antimicrobial Dermal Spray, Levicyn® Gel, Levicyn® Spray Gel, Celacyn® Scar Management Gel. We also relaunched over-the-counter Lasercyn® Dermal Spray and Lasercyn Gel®.

Other over-the-counter dermatology products in the United States include Regenacyn® Advanced Scar Gel, which is clinically proven to improve the overall appearance of scars while reducing pain, itch and redness, Reliefacyn® Advanced Itch-Burn-Rash-Pain Relief Hydrogel for the alleviation of red bumps, rashes, shallow skin fissures, peeling, and symptoms of eczema/atopic dermatitis, and Rejuvacyn® Advanced Skin Repair Cooling Mist for management of minor skin irritations following cosmetic procedures as well as daily skin health and hydration. Rejuvacyn is certified as a Natural Personal Care Product by the Natural Products Association, and Reliefacyn received the National Eczema Association Seal of AcceptanceTM in 2023.

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

Eye Care

In the United States, we sell Ocucyn® Eyelid & Eyelash Cleanser directly to consumers on Amazon.com, through our online store, and through third party distributors. Ocucyn is designed for everyday use as a safe, gentle, and effective solution for good eyelid and eyelash hygiene.

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

Recent Developments

As of the date of this filing, the U.S. has announced a 25% tariff on all goods imported from Mexico and Canada, and an additional 10% tariff on goods imported from China.  Canada has announced a 25% tariff on certain U.S. goods, and Mexico has also indicated that it intends to impose tariffs on U.S. goods.  We do not know when or if such tariffs will take effect or how long any of these tariffs will last, and we do not know if tariffs will apply to all goods at the same rate, or if healthcare products may be subject to a different rate or be exempted.  We continue to monitor statements made and actions taken by the U.S. government regarding tariffs on goods imported into the U.S. from Mexico, Canada, and other countries. We continue to also monitor actions by other countries with which we do business. It is possible other countries may impose tariffs on goods imported into their countries from the U.S.

We manufacture all of our goods in Mexico. For the nine months ended December 31, 2024, approximately 82% of our revenue was derived from sales outside of the U.S. and 18% of our revenues was derived from the U.S.  We ship our goods from Mexico directly to our partners around the world.  Thus, if the U.S. imposes tariffs on goods imported into the U.S. from Mexico, the impact on our business will be limited to our business in the U.S. As of the nine months ended December 31, 2024, and in historical periods prior to that, our revenues in Canada have been insignificant.  Additionally, we source most of our raw materials in Mexico and do not expect tariffs to materially impact our cost of goods.  If a tariff of up to 25% for goods imported to the U.S. from Mexico is imposed on our products, we do not expect the impact on our current business to be material as of the date of this filing. However, if our sales in the U.S. increase in the future, the impact on our business could increase and become material.  We have signed contracts with Medline Industries, LP and WellSpring Pharmaceutical Corporation for the sale of our products in the U.S. and expect our U.S. sales to increase in 2025, however we do not yet know the extent of the increase. We assume for purposes of this discussion, but do not know for certain, that tariffs would be based on our cost of goods and not our revenues.

The economic impact of the tariffs currently announced or that may be announced in the future, will likely impact the U.S. and potentially the global economy.  One impact may be the cost of shipping as companies adjust to new tariffs.  Increases to shipping costs may adversely impact our business.  Additionally, if the tariffs cause a slowdown in the U.S. or other economies, it may impact overall demand for our products.  If tariffs negatively impact the U.S. stock market, our ability to raise funds may be adversely affected.

It is also possible that tariffs between the U.S. and other countries, such as China, may benefit certain aspects of our business. If other countries impose tariffs on U.S. goods imported into their country, we would not expect an impact to our business, because we ship our goods to our international partners from Mexico.  Such tariffs may provide us with a competitive advantage over our U.S. competitors, because our U.S. competitors might experience higher costs due to tariffs, while our goods would not be impacted because we ship to our distributors from Mexico.  If any countries that we ship to impose tariffs on goods imported from Mexico, there may be an adverse impact on our business.  The tariff situation continues to evolve and we monitor it closely.

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

Results of Operations

Comparison of the Three Months Ended December 31, 2024 and 2023

Revenue

The following table shows our consolidated total revenue and revenue by geographic region for the three months ended December 31, 2024 and 2023:

	Three Months Ended December 31,
(In thousands)	2024	2023	$ Change	% Change
United States	$614	$868	$(254)	(29%	)
Europe	1,257	1,217	40	3%
Asia	579	522	57	11%
Latin America	829	368	461	125%
Rest of the World	285	163	122	75%
Total	$3,564	$3,138	$426	14%

The decrease in United States revenue of $254,000 for the three months ended December 31, 2024 was primarily the result of fluctuations in demand for animal health care products.

The increase in Europe revenue for the three months ended December 31, 2024 of $40,000 was the result of a general increase in demand for our products.

The increase in Asia revenue of $57,000 for the three months ended December 31, 2024 was primarily due to timing of customer orders. Revenues from this region tend to be choppy when viewed on a quarterly basis due to customers placing larger, but less frequent, orders to benefit from quantity discounts and reduced shipping costs when ordering larger quantities.

The increase in Latin America revenue for the three months ended December 31, 2024 of $461,000 was primarily due to an increase in manufacturing orders.

The increase in Rest of World revenue for the three months ended December 31, 2024 of $122,000 was primarily due to timing of customer orders. Revenues from these regions tend to be choppy when viewed on a quarterly basis due to customers placing larger, but less frequent, orders to benefit from quantity discounts and reduced shipping costs when ordering larger quantities.

Cost of Revenue and Gross Profit

The cost of revenue and gross profit metrics for the three months ended December 31, 2024 and 2023 are as follows:

	Three Months Ended December 31,
(In thousands, except for percentages)	2024	2023	$ Change	% Change
Cost of Revenues	$2,294	$1,678	$616	37%
Cost of Revenue as a % of Revenues	64%	53%
Gross Profit	$1,270	$1,460	$(190)	(13%	)
Gross Profit as a % of Revenues	36%	47%

The decrease in gross profit of $190,000 for the three months ended December 31, 2024 was due to prior period utilization of manufacturing resources to support new regulatory requirements in Europe which were reported within research and development expense. The current year required less utilization of these resources.

Research and Development Expense

The research and development expense metrics for the three months ended December 31, 2024 and 2023 are as follows:

	Three Months Ended December 31,
(In thousands, except for percentages)	2024	2023	$ Change	% Change
Research and Development Expense	$427	$601	$(174)	(29%	)
Research and Development Expense as a % of Revenues	12%	19%

The decrease in research and development expenses for the three months ended December 31, 2024 of $174,000 was primarily due to the timing of product development and regulatory efforts.

Selling, General and Administrative Expense

The selling, general and administrative expense metrics for the three months ended December 31, 2024 and 2023 are as follows:

	Three Months Ended December 31,
(In thousands, except for percentages)	2024	2023	Change	% Change
Selling, General and Administrative Expense	$1,874	$1,703	$171	10%
Selling, General and Administrative Expense as a % of Revenues	53%	54%

The increase in selling, general and administrative expenses for the three months ended December 31, 2024 of $171,000 was the result of fluctuations in timing of corporate spending.

Other Income (Expense), net

Other income (expense), net for the three months ended December 31, 2024 was $112,000 compared to $(79,000) for the three months ended December 31, 2023. The change in other income (expense), net primarily relates to exchange rate fluctuations.

Income Tax (Expense) Benefit

Income tax (expense) benefit for the three months ended December 31, 2024 and 2023 was $(9,000) and $57,000, respectively. The expense for the current year is primarily related to the use of our deferred tax asset in Mexico and, to a lesser extent, our deferred tax asset in Netherlands. The benefit for the prior year was related to our Mexico deferred tax asset.

Net Loss

The following table provides the net loss for each period along with the computation of basic and diluted net loss per share:

	Three Months Ended December 31,
(In thousands, except per share data)	2024	2023
Net loss	$(928)	$(866)

Weighted-average shares outstanding: basic and diluted	1,464	546

Net loss per share: basic and diluted	$(0.63)	$(1.59)

Comparison of the Nine Months Ended December 31, 2024 and 2023

Revenue

The following table shows our consolidated total revenue and revenue by geographic region for the nine months ended December 31, 2024 and 2023:

	Nine Months Ended December 31,
(In thousands)	2024	2023	$ Change	% Change
United States	$1,930	$2,214	$(284)	(13%	)
Europe	3,943	3,488	455	13%
Asia	1,832	1,730	102	6%
Latin America	2,174	1,165	1,009	87%
Rest of the World	655	699	(44)	(6%	)
Total	$10,534	$9,296	$1,238	13%

The decrease in United States revenue of $284,000 for the nine months ended December 31, 2024 was primarily the result of fluctuations in demand for animal health care products.

The increase in Europe revenue for the nine months ended December 31, 2024 of $455,000 was the result of a general increase in demand for our products.

The increase in Asia revenue of $102,000 for the nine months ended December 31, 2024 was primarily due to timing of customer orders. Revenues from this region tend to be choppy when viewed on a quarterly basis due to customers placing larger, but less frequent, orders to benefit from quantity discounts and reduced shipping costs when ordering larger quantities.

The increase in Latin America revenue for the nine months ended December 31, 2024 of $1,009,000 was primarily due to an increase in manufacturing orders.

The decrease in Rest of World revenue for the nine months ended December 31, 2024 of $44,000 was primarily due to timing of customer orders. Revenues from these regions tend to be choppy when viewed on a quarterly basis due to customers placing larger, but less frequent, orders to benefit from quantity discounts and reduced shipping costs when ordering larger quantities.

Cost of Revenue and Gross Profit

The cost of revenue and gross profit metrics for the nine months ended December 31, 2024 and 2023 are as follows:

	Nine Months Ended December 31,
(In thousands, except for percentages)	2024	2023	$ Change	% Change
Cost of Revenues	$6,597	$5,642	$955	17%
Cost of Revenue as a % of Revenues	63%	61%
Gross Profit	$3,937	$3,654	$283	8%
Gross Profit as a % of Revenues	37%	39%

The increase in gross profit of $283,000 for the nine months ended December 31, 2024 was primarily due to an increase in revenue. This was offset by prior period utilization of manufacturing resources to support new regulatory requirements in Europe which were reported within research and development expense. The current year required less utilization of these resources.

Research and Development Expense

The research and development expense metrics for the nine months ended December 31, 2024 and 2023 are as follows:

	Nine Months Ended December 31,
(In thousands, except for percentages)	2024	2023	$ Change	% Change
Research and Development Expense	$1,403	$1,462	$(59)	(4%	)
Research and Development Expense as a % of Revenues	13%	16%

The decrease in research and development expenses for the nine months ended December 31, 2024 of $59,000 was primarily due to increased product development and expanded regulatory efforts in the U.S. and Europe to support new product releases, and increases in regulatory demands in Europe reported in the prior period.

Selling, General and Administrative Expense

The selling, general and administrative expense metrics for the nine months ended December 31, 2024 and 2023 are as follows:

	Nine Months Ended December 31,
(In thousands, except for percentages)	2024	2023	Change	% Change
Selling, General and Administrative Expense	$5,588	$5,484	$104	2%
Selling, General and Administrative Expense as a % of Revenues	53%	59%

The increase in selling, general and administrative expenses for the nine months ended December 31, 2024 of $104,000 was the result of an increase in corporate expenses.

Other Income (Expense), net

Other income (expense), net for the nine months ended December 31, 2024 was $675,000 compared to $(380,000) for the nine months ended December 31, 2023. The change in other income (expense), net primarily relates to exchange rate fluctuations.

Income Tax (Expense) Benefit

Income tax (expense) benefit for the nine months ended December 31, 2024 and 2023 was $(302,000) and $(96,000), respectively. The expense for each period is primarily related to the use of our deferred tax asset in Mexico and, to a lesser extent, our deferred tax asset in Netherlands.

Net Loss

The following table provides the net loss for each period along with the computation of basic and diluted net loss per share:

	Nine Months Ended December 31,
(In thousands, except per share data)	2024	2023
Net loss	$(2,681)	$(3,768)

Weighted-average shares outstanding: basic and diluted	1,117	351

Net loss per share: basic and diluted	$(2.40)	$(10.74)

Liquidity and Capital Resources

We reported a net loss of $928,000 and $866,000 for the three months ended December 31, 2024 and 2023, respectively, and $2,681,000 and $3,768,000 for the nine months ended December 31, 2024 and 2023, respectively. At December 31, 2024 and March 31, 2024, our accumulated deficit amounted to $197,030,000 and $194,349,000, respectively. At December 31, 2024 and March 31, 2024, we had cash and cash equivalents of $5,236,000 and $3,128,000, respectively. At December 31, 2024 and March 31, 2024, we had working capital of $8,677,000 and $8,829,000, respectively.

We believe that we have access to additional capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means; however, we cannot provide any assurance that new financings will be available on commercially acceptable terms, if needed. If the economic climate in the U.S. deteriorates, our ability to raise additional capital could be negatively impacted. If we are unable to secure additional capital, we may be required to take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. These measures could cause significant delays in our continued efforts to commercialize our products, which is critical to the realization of our plan and future operations. This uncertainty along with our history of losses indicates that there is substantial doubt about our ability to continue as a going concern within one year after the date that our financial statements are issued. The accompanying condensed consolidated financial statements do not include any adjustments that may be necessary should we be unable to continue as a going concern.

Sources of Liquidity

Since our inception, substantially all of our operations have been financed through sales of equity securities. Other sources of financing that we have used to date include our revenues, as well as various loans and the sale of certain assets to customers.

Since January 1, 2024, substantially all of our operations have been financed through cash on hand and the following transactions:

•	Proceeds of $343,000, net of offering expenses, from the sale of common stock on January 11, 2024.
•	Proceeds of $3,079,000, net of offering expenses, from the sale of common stock in the nine months ended December 31, 2024.

Cash Flows

The following table presents a summary of our consolidated cash flows for operating, investing and financing activities for the nine months ended December 31, 2024 and 2023 as well as balances of cash and cash equivalents and working capital:

	Nine Months Ended December 31,
(In thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$7	$(2,550)
Investing activities	(33)	(20)
Financing activities	2,788	1,054
Effect of exchange rate on cash and cash equivalents	(654)	102
Net increase (decrease) in cash and cash equivalents	2,108	(1,414)
Cash and cash equivalents, beginning of the period	3,128	3,820
Cash and cash equivalents, end of the period	$5,236	$2,406
Working capital (1), end of period	$8,677	$9,428

(1)	Defined as current assets minus current liabilities.

Net cash provided by operating activities during the nine months ended December 31, 2024 was $7,000, primarily due to a net loss of $2,681,000 offset by a decrease in prepaid expenses of $1,547,000, a decrease in accounts receivable of $219,000 and an increase in accounts payable of $864,000.

Net cash used in operating activities during the nine months ended December 31, 2023 was $2,550,000, primarily due to a net loss of $3,768,000, an increase in accounts receivables of $221,000, and an increase in inventory of $93,000, offset by stock compensation of $447,000 and an increase in prepaid expenses of $546,000.

Net cash used in investing activities was $33,000 for nine months ended December 31, 2024, primarily related to the purchase of equipment.

Net cash used in investing activities was $20,000 for the nine months ended December 31, 2023, primarily related to purchases of equipment.

Net cash provided by financing activities was $2,788,000 for the nine months ended December 31, 2024, primarily due to net proceeds from the sale of common stock of $3,079,000 offset by $323,000 of principal payments on a short-term loan related to financing of insurance premiums.

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

We also closely monitor global economic conditions, including the risk of economic downturn or recession, the prospect of increased tariffs, as well as overall consumer sentiment, any of which may impact our financial results.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of our most recent fiscal quarter. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2024 due to the fact that material weaknesses in our internal controls over financial reporting exist at period end.

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

Evaluation of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rule 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2024. We determined that there was a lack of separation of duties with preparation and review of the reported numbers, among other things. We believe we have taken steps to correct this, but the controls are currently being tested and have not been working for a sufficient period of time to remove this weakness.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not finished testing our controls and sufficient time has not elapsed to make the determination these controls are operating effectively.

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

Our international operations are subject to trade policies, tariffs and trade agreements, and recent and future changes could harm our business.

We have significant international operations in Mexico and Europe, and we manufacture all of our products for export from Mexico. New or increased tariffs on goods imported into the United States, particularly tariffs on products manufactured in Mexico, could adversely affect our business.

Any changes to existing trade agreements, like the United States-Mexico-Canada Agreement (USMCA), which went into effect on July 1, 2020 (or subsequent trade agreements), or greater restrictions on free trade generally, could impact our operations in countries where we manufacture or sell products or source components, or materials, which could adversely affect our operating results and our business.

Given the uncertainty regarding the scope and duration of any trade actions by the U.S. government or other countries, we can provide no assurance that the impact on our operations and results in the future will not be material.

If we fail to successfully transition our European products to the new Medical Device Regulation, or fail to comply with ongoing regulatory requirements for these products, these products could be subject to withdrawal from the market.

Our products are classified as medical devices in the European Union (EU). In order to sell medical device products within the European Union, we are required to comply with the requirements of the Medical Devices Regulation, and its national implementations, including affixing CE markings on products.

The Medical Devices Regulation was adopted in the EU on May 26, 2017 to replace the existing Medical Device Directive, and became applicable on May 26, 2021, with a transition period until extended to December 31, 2028 for non-implantable Class IIb and lower risk devices. We received a CE certificate for 39 of our Class IIB medical devices under the Medical Device Directive. Under the new Medical Devices Regulation, certain devices are classified in higher classes, new devices are classified, and certain new obligations are imposed on manufacturers and distributors. In addition, the pre-market approval and post-market surveillance requirements are enhanced.

We have successfully completed transition to the new Medical Device Regulation (MDR) for four of our products in Europe, including Microdacyn60® Wound Care and Microdacyn60 Hydrogel, our scar gel product Epicyn®, and Pediacyn® for atopic dermatitis, which are each classified as Class IIb medical devices.

Our eye care product Ocudox® and our acne products GramaDerm® Solution and GramaDerm Hydrogel are each under review as Class IIa medical devices. Our nasal product Sinudox, Microdacyn® Oral and MucoClyns®, a disinfectant, will not be transitioned without additional studies. We currently have no commercial sales of these products and are evaluating whether to conduct the additional studies necessary to transition these products.

We can provide no assurance that we will able to maintain the requirements established for CE markings for any or all of our products in the EU or be able to produce these products in a timely and profitable manner while complying with the requirements of the Medical Devices Regulation and other regulatory requirements. Failure to obtain CE markings under the Medical Device Regulation for any or all of our remaining product sold in the EU prior to December 31, 2028 could results in these product being withdrawn from the market and could have a material negative impact on our future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue any unregistered securities during the quarter ended December 31, 2024 and through February 5, 2025.

Item 3.	Default Upon Senior Securities

We did not default upon any senior securities during the quarter ended December 31, 2024.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

During the quarter ended December 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

Exhibit Index

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., effective January 30, 2006 (included as exhibit 3.1 of the Company’s Annual Report on Form 10-K filed June 20, 2007, and incorporated herein by reference).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., effective October 22, 2008 (included as exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 21, 2008, and incorporated herein by reference).
3.4	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective March 29, 2013 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 22, 2013, and incorporated herein by reference).
3.5	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective December 4, 2014 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 8, 2014, and incorporated herein by reference).
3.6	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective October 22, 2015 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 27, 2015, and incorporated herein by reference).
3.7	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective June 24, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 28, 2016, and incorporated herein by reference).
3.8	Certificate of Amendment of Restated Certificate of Incorporation of Sonoma Pharmaceuticals, Inc., as amended, effective December 6, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 7, 2016, and incorporated herein by reference).
3.9	Amended and Restated Bylaws, as amended, of Sonoma Pharmaceuticals, Inc., effective December 6, 2016 (included as exhibit 3.2 to the Company’s Current Report on Form 8-K filed December 7, 2016, and incorporated herein by reference).
3.10	Amendment No. 1 to Amended and Restated Bylaws, as amended, of Sonoma Pharmaceuticals, Inc., effective June 14, 2024 (included as exhibit 3.10 to the Company’s Annual Report on Form 10-K filed June 17, 2024, and incorporated herein by reference).
3.11	Certificate of Designation of Preferences, Rights and Limitations of Series A 0% Convertible Preferred Stock, filed with the Delaware Secretary of State on April 24, 2012 (included as exhibit 4.2 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).
3.12	Certificate of Designation of Series B Preferred Stock, effective October 18, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 21, 2016, and incorporated herein by references).
3.13	Certificate of Amendment of Restated Certificate of Incorporation of Sonoma Pharmaceuticals, Inc., as amended, effective June 19, 2019 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 19, 2019, and incorporated herein by reference).
3.14	Certificate of Amendment of Restated Certificate of Incorporation of Sonoma Pharmaceuticals, Inc., as amended, effective August 29, 2024 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 28, 2024, and incorporated herein by reference).
4.1	Specimen Common Stock Certificate (included as exhibit 4.1 to the Company’s Annual Report on Form 10-K filed June 28, 2017, and incorporated herein by reference).
4.2	Section 382 Rights Agreement, dated as of October 18, 2016, between Oculus Innovative Sciences, Inc. and Computershare Inc., which includes the Form of Certificate of Designation of Series B Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 21, 2016, and incorporated herein by reference).
10.1	Form of Indemnification Agreement between Oculus Innovative Sciences, Inc. and its officers and directors (included as exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.2	Office Lease Agreement, dated May 18, 2006, between Oculus Technologies of Mexico, S.A. de C.V. and Antonio Sergio Arturo Fernandez Valenzuela (translated from Spanish) (included as exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

10.3	Office Lease Agreement, dated July 2003, between Oculus Innovative Sciences, B.V. and Artikona Holding B.V. (translated from Dutch) (included as exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.4	Form of Director Agreement (included as exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.5	Amendment to Office Lease Agreement, effective February 15, 2008, by and between Oculus Innovative Sciences Netherlands B.V. and Artikona Holding B.V. (translated from Dutch) (included as exhibit 10.44 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).
10.6†	Exclusive Sales and Distribution Agreement, dated November 6, 2015, by and between Oculus Innovative Sciences, Inc. and Manna Pro Products, LLC (included as exhibit 10.1 to the Company’s 8-K filed March 23, 2016 and incorporated herein by reference).
10.7†	Asset Purchase Agreement dated October 27, 2016, between Oculus Innovative Sciences, Inc. and Invekra, S.A.P.I de C.V. (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 31, 2016, and incorporated herein by reference).
10.8†	Amendment Agreement to Acquisition Option dated October 27, 2016, by and between More Pharma Corporation S. de R.L. de C.V. and Oculus Technologies of Mexico, S.A. de C.V. (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 31, 2016, and incorporated herein by reference).
10.9	2016 Equity Incentive Plan (included as exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2016, and incorporated herein by reference).
10.10⸸+	Asset Purchase Agreement dated May 14, 2019, between Sonoma Pharmaceuticals, Inc. and Petagon, Ltd. (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 22, 2019, and incorporated herein by reference).
10.11⸸+	Asset Purchase Agreement dated February 21, 2020, between Sonoma Pharmaceuticals, Inc. and MicroSafe Group, DMCC (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 27, 2020, and incorporated herein by reference.)
10.12⸸+	License, Distribution and Supply Agreement by and between Sonoma Pharmaceuticals, Inc. and Brill International, S.L. dated May 19, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 26, 2020, and incorporated herein by reference.)
10.13⸸	Licensing Agreement between Sonoma Pharmaceuticals, Inc. and MicroSafe Group, effective July 27, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 6, 2020, and incorporated herein by reference).
10.14	2021 Equity Incentive Plan (included as appendix on the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2021 and incorporated herein by reference).
10.15	2024 Equity Incentive Plan (included as appendix on the Company’s Definitive Proxy Statement on Schedule 14A filed July 1, 2024 and incorporated herein by reference).
10.16+⸸	Exclusive License and Distribution Agreement between the Company and Dyamed Biotech Pte Ltd., dated November 4, 2021 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 9, 2021, and incorporated herein by reference).
10.17+⸸	Exclusive License and Distribution Agreement between Sonoma Pharmaceuticals, Inc. and Anlicare International dated January 18, 2022 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 20, 2022, and incorporated herein by reference).
10.18	Sonoma Pharmaceuticals, Inc. Non-Employee Director Compensation Program and Stock Ownership Guidelines, revised by the Board of Directors on December 29, 2022 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 30, 2022, and incorporated herein by reference).
10.19	Amended and Restated Employment Agreement by and between the Company and Amy Trombly, dated June 16, 2023 (included as exhibit 10.38 to the Company’s Annual Report on Form 10-K filed June 21, 2023, and incorporated herein by reference).
10.20	Amended and Restated Employment Agreement by and between the Company and Bruce Thornton, dated June 16, 2023 (included as exhibit 10.39 to the Company’s Annual Report on Form 10-K filed June 21, 2023, and incorporated herein by reference).
10.21	First Amendment to the Lease between the Company and Westland Development Services, Inc., dated June 21, 2023 (included as exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2023, and incorporated herein by reference).

10.22	Equity Distribution Agreement, by and between Sonoma Pharmaceuticals, Inc. and Maxim Group LLC, dated December 15, 2023 (included as exhibit 1.1 to the Company’s Current Report on Form 8-K filed December 15, 2023, and incorporated herein by reference).
10.23	Offer letter to Jerome Dvonch dated February 7, 2024 (included as exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q filed February 8, 2024, and incorporated herein by reference).
10.24	Offer letter to John Dal Poggetto dated February 7, 2024 (included as exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q filed February 8, 2024 and incorporated herein by reference).
10.25	Amendment No. 1 to Equity Distribution Agreement, by and between Sonoma Pharmaceuticals, Inc. and Maxim Group LLC., dated March 8, 2024 (included as exhibit 1.1 to the Company’s Current Report on Form 8-K filed March 8, 2024, and incorporated herein by reference).
10.26⸸+	Distribution Agreement, dated August 19, 2024, by and between Sonoma Pharmaceuticals, Inc. and Medline Industries, LP (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 21, 2024, and incorporated herein by reference).
10.27+	Amendment No. 1 to Distribution Agreement, dated October 17, 2024, by and between Sonoma Pharmaceuticals, Inc. and Medline Industries, LP (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 22, 2024, and incorporated herein by reference).
10.28⸸+	Master Supply Agreement, dated January 29, 2025, by and between Sonoma Pharmaceuticals, Inc. and WellSpring Pharmaceutical Corporation (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 30, 2025, and incorporated herein by reference).
14.1	Code of Business Conduct, as revised and adopted on November 5, 2024 (included as exhibit 14.1 to the Company’s Quarterly Report of Form 10-Q filed November 7, 2024, and incorporated herein by reference).
21.1	List of Subsidiaries (included as exhibit 21.1 to the Company’s Annual Report on Form 10-K June 28, 2017, and incorporated herein by reference).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

*	Filed herewith.
†	Confidential treatment has been granted with respect to certain portions of this agreement.
⸸	Certain portions of the exhibit have been omitted to preserve the confidentiality of such information. The Company will furnish copies of any such information to the SEC upon request.
+	The schedules to the exhibit have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any such schedules to the SEC upon request.

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

Date: February 5, 2025	By:	/s/ Amy Trombly
Amy Trombly President and Chief Executive Officer, (Principal Executive Officer)

Date: February 5, 2025	By:	/s/ Jerome Dvonch
Jerome Dvonch
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

