Form 10-K
period 2025-03-31
Sonoma Pharmaceuticals, Inc.
filed 2025-06-17
CIK 1367083

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For transition period from _____________ to _____________

Commission File Number: 001-33216

SONOMA PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	68-0423298
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on September 30, 2024, was $4,047,199 based on a total of 1,318,306 shares of the registrant’s common stock held by non-affiliates on September 30, 2024, at the closing price of $3.07 per share, as reported on the Nasdaq Capital Market.

There were 1,642,765 shares of the registrant’s common stock issued and outstanding on June 16, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12, 13 and 14 of Part III will incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2025 annual meeting of stockholders.

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

Our principal executive offices are located at 5445 Conestoga Court, Suite 150, Boulder, Colorado 80301. We have two active wholly-owned subsidiaries: Oculus Technologies of Mexico, S.A. de C.V., and Sonoma Pharmaceuticals Netherlands, B.V. Our fiscal year end is March 31. Our corporate telephone number is (800) 759-9305. Our websites are www.sonomapharma.com and www.sonomapharma.eu. The websites and any information contained therein or connected thereto is not intended to be incorporated into this report.

Overview

We are a global healthcare leader for developing and producing stabilized hypochlorous acid, or HOCl, products for a wide range of applications, including wound care, eye care, oral care, dermatological conditions, podiatry, animal health care and non-toxic disinfectants. Our products are clinically proven to reduce itch, pain, scarring, and irritation safely and without damaging healthy tissue. In-vitro and clinical studies of HOCl show it to safely manage skin abrasions, lacerations, minor irritations, cuts, and intact skin. We sell our products either directly or via partners in over 55 countries worldwide.

Business Update

Over the past year, we have continued our focus on increasing revenues and continuing progress towards profitability. During our most recent fiscal year, our revenues have grown as a result of continued expansion of our distribution network and customer base, the introduction of new products into multiple markets around the world, as well as organic growth from existing customers and distributors. We have also focused on expanding and strengthening our regulatory reach by seeking new approvals and clearances.

Some of our recent business updates include:

•	We successfully transitioned all of our commercialized products in Europe, including eye care, wound care, scar gel, acne products and atopic dermatitis products to the new European Union (EU) Medical Device Regulation (MDR).

•	Our manufacturing facility and five of our products were successfully registered with the Medicines & Healthcare products Regulatory Agency (MHRA) in the United Kingdom, including our wound irrigation solution, scar management products, wound hydrogel, and skin exfoliant, and we partnered with a leading health and beauty retailer for the sale of our acne products in over 1,200 U.K. stores.

•	In January 2025, we partnered with WellSpring Pharmaceutical Corporation for the sale of our Microcyn technology-based products to large retailers in the United States. In March 2025 and June 2025, we expanded our agreement with WellSpring to include additional consumer focused products.

•	In September and November 2024, we received two new 510(k) clearances from the FDA, including specific over-the-counter indications for the face, eyelid and eyelashes, as well as improved biocompatibility for our Microcyn-based solution and hydrogel.

•	In December 2024, we announced the relaunch of our prescription eye care product, Acuicyn®, our prescription dermatology products Celacyn®, Levicyn® and Epicyn®, and our over-the-counter Lasercyn® Dermal Spray and Lasercyn Gel.

•	In August 2024, we announced a new distribution agreement with Medline Industries, LP for the marketing and distribution of our wound care products in the United States. In October 2024, we expanded our agreement with Medline for marketing and distribution of our wound care products in Canada, and the sale of OTC wound care products to retailers in both countries.

We continue to invest in research and development, both in the U.S. and internationally, for our core performance-stabilized hypochlorous acid, or HOCl, technology. We have an active pipeline of products and we intend to continue to seek new regulatory clearances to expand potential markets for our products.

Business Channels

Our core market differentiation is based on being the leading developer and producer of stabilized hypochlorous acid, or HOCl, solutions. We have been in business for over 20 years, and in that time, we have developed significant scientific knowledge of how best to develop and manufacture HOCl products backed by decades of studies and data collection along with manufacturing experience.

We sell our products into many markets both in the U.S. and internationally. In international markets, we ship a variety of products into over 55 countries. Our core strategy is to work with partners both in the United States and around the world to market and distribute our products. In some cases, we market and sell our own products.

Dermatology

We have developed unique, differentiated, and safe dermatologic products that support paths to healing for various dermatologic conditions. Our products are primarily targeted at the treatment of redness and irritation, the management of scars and symptoms of eczema/atopic dermatitis. In Europe and the United Kingdom, we have developed products to treat acne. We are strategically focused on introducing innovative new products that are supported by human clinical data with applications that address specific dermatological procedures currently in demand. In addition, we look for markets where we can provide effective product line extensions and pricing to new product families.

In the United States, we relaunched the direct sale of our prescription and office dispense dermatology products in December 2024, including Epicyn Facial Cleanser, Levicyn Antimicrobial Dermal Spray, Levicyn Gel, Levicyn Spray Gel, Celacyn Scar Management Gel. We also relaunched over-the-counter Lasercyn Dermal Spray and Lasercyn Gel.

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

Our consumer products are available through online retailers, our online store and third-party distributors.

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

Eye Care

In the United States, our prescription product Acuicyn® Eyelid & Eyelash Cleanser is an effective solution for symptoms of blepharitis and the daily hygiene of eyelids and lashes, and helps manage red, itchy, crusty and inflamed eyes. It is strong enough to kill the bacteria that causes discomfort, fast enough to provide near instant relief, and gentle enough to use as often as needed.

We sell Ocucyn® Eyelid & Eyelash Cleanser to consumers through online retailers, our online store, and third party distributors. Ocucyn is designed for everyday use as a safe, gentle, and effective solution for good eyelid and eyelash hygiene. In international markets we rely on distribution partners to sell our eye products.

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

Our international nasal care product Sinudox™ based on our HOCl technology is an electrolyzed solution intended for nasal irrigation. Sinudox clears and cleans stuffy, runny noses and blocked or inflamed sinuses by ancillary ingredients that may have a local antimicrobial effect. We sell Sinudox through international distributors.

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

For our animal health products sold in the U.S. and Canada, we partner with Compana Pet Brands. Compana distributes non-prescription products to national pet-store retail chains and farm animal specialty stores, such as PetSmart, Tractor Supply, PetExpress, and Menards.

For the Asian and European markets, in May 2019 we partnered with Petagon an international importer and distributor of quality pet food and products for an initial term of five years. We supply Petagon with all MicrocynAH products sold by Petagon.

Surface Disinfectants

Our HOCl technology has been formulated as a disinfectant and sanitizer solution and is sold in numerous countries. It is designed to be used to spray in aerosol format in areas and environments likely to serve as a breeding ground for the spread of infectious disease, which could result in epidemics or pandemics. The medical-grade surface disinfectant solution is used in hospitals worldwide to protect doctors and patients. In May 2020, Nanocyn® Disinfectant & Sanitizer received approval to be entered into the Australian Register of Therapeutic Goods, or ARTG, for use against the coronavirus SARS-CoV-2, or COVID-19, and was also authorized in Canada for use against COVID-19. Nanocyn has also met the stringent environmental health and social/ethical criteria of Good Environmental Choice Australia, or GECA, becoming one of the very few eco-certified, all-natural disinfectant solutions in Australia. In 2024, the Australian Therapeutic Goods Administration approved extended claims for Nanocyn for use against Candida auris (C. auris) and Clostritium Difficile (C. diff.).

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

Employees

As of June 12, 2025, we employed a total of 7 full-time employees in the United States, and one full-time employee in the Netherlands. Additionally, we had approximately 160 employees in Mexico. We are not a party to any collective bargaining agreements. We believe relations with employees are very good.

Products

Our products are all classified as medical devices and categorized as prescription, over-the-counter (OTC) and office dispense products. Below are some of our key products that we either sell through our own efforts or through partnership agreements.

Dermatology

In the United States, we offer both prescription and OTC dermatology products. Our prescription strength products include Epicyn Facial Cleanser, Levicyn Dermal Spray, Levicyn Gel, Levicyn Spray Gel, Celacyn Scar Management Gel.

We offer Lasercyn Dermal Spray, Lasercyn Gel, Regenacyn Advanced Scar Gel, Reliefacyn Advanced Itch-Burn-Rash-Pain Relief Hydrogel and Lumacyn Clarifying Mist for OTC purchase in the United States, and Regenacyn Plus Scar Gel and Reliefacyn Plus Itch-Burn-Rash-Pain Relief Hydrogel for office dispense.

Lasercyn Post Procedure Gel is intended for the management of post non-ablative laser therapy procedures, post microdermabrasion therapy and following superficial chemical peels. Both Lasercyn Gel and Lasercyn Dermal Spray may also be used to relieve itch and pain from minor skin irritations, lacerations, abrasions and minor burns.

Regenacyn Advanced Scar Gel is clinically proven to improve the overall appearance of scars, burns and keloids while reducing pain and itch.

Reliefacyn Advanced Itch-Burn-Rash-Pain Relief Hydrogel is intended for the alleviation of red bumps, rashes, shallow skin fissures, sunburn, peeling, and symptoms of eczema/atopic dermatitis.

Lumacyn Clarifying Mist is intended for use as a daily skin toner, to soothe and cleanse the skin, reduce redness, and manage blemishes by reducing infection.

Regenacyn Plus, Reliefacyn Plus, and Rejuvacyn Plus are prescription-strength products available as office dispense through dermatology practices and medical spas.

Internationally, we offer GramaDerm® Hydrogel and Solution Combo Pack to assist in the treatment of topical mild to moderate acne, Epicyn® Scar Management Hydrogel and Pediacyn® Atopic Dermatitis Hydrogel.

Wound Care

In the United States we offer Microcyn wound and skin care both as an OTC and prescription product.

Microcyn OTC Advanced Wound & Skin Cleanser is intended for the over-the-counter management of skin abrasions, lacerations, minor irritations and cuts.

Microcyn Wound Care Management for Professional Use is an HOCl-based topical line of products designed to stimulate expedited healing by targeting a wide range of pathogens including viruses, fungi, spores and bacteria, including antibiotic-resistant strains that slow the natural healing of wounds. We offer Microcyn Skin & Wound Spray, Skin & Wound Hydrogel, Wound Irrigation Solution, and Negative Pressure Wound Therapy Solution.

Eye, Nasal and Oral Care

In the United States, we offer both OTC and prescription eye care products.

Acuiycn Eyelid and Eyelash Hygiene is a prescription HOCl-based solution that removes encrustation and debris, to help manage red, itchy, crusty, inflamed eyes and symptoms of chronic eye conditions such as dry eye, contact lens intolerance, blepharitis and meibomian gland dysfunction.

Ocucyn Eyelid and Eyelash Cleanser is an OTC eye care product sold directly in the United States that provides everyday relief for red, itchy, irritated and swollen eyelids.

Internationally, we offer OcudoxTM for eye care, SinudoxTM for nasal irrigation, and Microdacyn60® Oral Care to support the treatment of mouth and throat infections and the debridement and moistening of mouth lesions and thrush.

Animal Health Care

In the United States and internationally, our HOCl-based MicrocynAH line offers topical solutions designed to relieve the common symptoms of hot spots, scratches, skin rashes, post-surgical sites and irritated animal skin and promote expedited healing for all animals.

Our MicrocynVS line is veterinarian-strength animal care for use in vet clinics and animal hospitals.

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

Research and Development

Research and development expenses consist primarily of expenses for clinical studies, personnel, regulatory services and supplies. For the years ended March 31, 2025 and 2024, research and development expense amounted to $1,814,000 and $1,871,000, respectively. A small percentage of these expenses were borne by our customers.

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

We believe we own or have access to sufficient factory space and equipment to produce an adequate amount of product to meet anticipated future requirements for at least the next two years. With expansion into new geographic markets, we may establish additional manufacturing facilities to better serve those new markets.

Regulatory Approvals and Clearances

To date, in the United States we have obtained 22 U.S. Food and Drug Administration, or FDA, clearances permitting the sale of products as medical devices for Section 510(k) of the Federal Food, Drug and Cosmetic Act.

Outside the United States, we sell products for dermatological and advanced tissue care with a European Conformity marking, Conformité Européenne, or CE. On January 29, 2025, we received an updated CE certificate under the new EU Medical Devices Regulation covering all of our commercialized products in Europe.

The following table summarizes our current material regulatory approvals and clearances by brand.

Brand	Approval Type	Summary Indication

HOCl-based Products:

Microcyn Wound Care Management Acuicyn Antimicrobial Eyelid & Eyelash Hygiene Epicyn Antimicrobial Facial Cleanser	U.S. 510(k)	Under the supervision of a healthcare professional, intended for the cleansing, irrigation, moistening, debridement and removal of foreign material and debris from exudating wounds, acute and chronic dermal lesions including stage I-IV pressure ulcers, stasis ulcers, diabetic ulcers, post-surgical wounds, first-and-second-degree burns, abrasions, minor irritations of the skin, diabetic foot ulcers, ingrown toe nails, grafted/donor sites and exit sites. It is also intended for use to moisten and lubricate wound dressings and for use with devices intended to irrigate wounds.

Microcyn OTC Advanced Wound & Skin Cleanser Ocucyn Eyelid & Eyelash Cleanser Lumacyn Clarifying Mist Podiacyn Advanced Everyday Foot Care	U.S. 510(k)	Intended for OTC use in the management of skin abrasions, lacerations, minor irritations, cuts and intact skin.

Levicyn Gel Lasercyn Post Procedure Gel	U.S. 510(k)	Prescription and OTC product intended for the management of post non ablative laser therapy procedures, post microdermabrasion therapy and following superficial chemical peels. May also be used to relieve itch and pain from minor skin irritations, lacerations, abrasions and minor burns.

Celacyn Scar Management Gel Regenacyn Plus Scar Gel Regenacyn Advanced Scar Gel	U.S. 510(k)	Prescription and OTC product intended for the management of old and new hypertrophic and keloid scarring resulting from burns, general surgical procedures and trauma wounds.

Levicyn SG	U.S. 510(k)	Under the supervision of a healthcare professional, intended to manage and relieve the burning, itching and pain experienced with various types of dermatoses, including radiation dermatitis and atopic dermatitis. May be also used to relieve the pain of first and second degree burns. Helps to relieve dry waxy skin by maintaining a moist wound and skin environment, which is beneficial to the healing process.

Rejuvacyn Plus Skin Repair Cooling Mist Rejuvacyn Advanced Skin Repair Cooling Mist Lasercyn Gel	U.S. 510(k)	Prescription and OTC product for the management of post non ablative laser therapy procedures, post microdermabrasion therapy and following superficial chemical peels. May also be used to relieve itch and pain from minor skin irritations, lacerations, abrasions and minor burns. intended for the management of minor skin irritations following post non ablative laser therapy procedures, post microdermabrasion therapy and following superficial chemical peels, and to relieve itch and pain from minor skin irritations, lacerations, abrasions and minor burns.

Reliefacyn Plus Itch-Burn-Rash-Pain Relief Hydrogel Levicyn Dermal Spray	U.S. 510(k)	Under the supervision of a healthcare professional, indicated to manage and relieve the burning, itching and pain experienced with various types of dermatoses, including radiation dermatitis and atopic dermatitis. May be also used to relieve the pain of first and second degree burns. Helps to relieve dry waxy skin by maintaining a moist wound and skin environment, which is beneficial to the healing process.

Reliefacyn Advanced Itch-Burn-Rash-Pain Relief Hydrogel Lasercyn Dermal Spray	U.S. 510(k)	Intended for OTC use to relieve the burning and itching associated with many common types of skin irritations, lacerations, abrasions and minor burns. Also indicated for the management of irritation and pain from minor burns, including sunburn.

Endocyn Root Canal Irrigation Solution	U.S. 510(k)	Under the supervision of a healthcare professional intended to irrigate, cleanse, and debride root canal systems including the removal of foreign material and debris during root canal therapy. It is also intended to provide for lubrication and irrigation during root canal instrumentation.

Microdacyn60 Wound Care	EU CE Mark	Indicated for use in surgical wounds (intraoperative and postoperative), acute and chronic wounds, ulcers, cuts, abrasions, and burns. Microdacyn60® Wound Care can be broadly applied within a comprehensive wound treatment.

Microdacyn60 Hydrogel	EU CE Mark	indicated for use in acute and chronic wounds, ulcers, cuts, abrasions and burns. Can be broadly applied within a comprehensive wound treatment.

Epicyn Scar Management Hydrogel	EU CE Mark	Indicated as an adjuvant in the wound healing process with wounds that can only heal by secondary intention in maturation phase. Effective for the management and reduction of new and existing hypertrophic and keloid scars.

Pediacyn Atopic Dermatitis Hydrogel	EU CE Mark	Indicated as an adjuvant in the healing process of wounds that can only heal by secondary intention in the maturation phase. Indicated for the care of lesions associated with atopic dermatitis.

GramaDerm Solution	EU CE Mark	Indicated as an adjunct in the topical treatment of mild to moderate acne.

GramaDerm Hydrogel	EU CE Mark	Indicated as an adjunct in the topical treatment of mild to moderate acne.

Ocudox	EU CE Mark	Indicated to aid in the treatment and symptoms of blepharitis on the eyelid. Can be used to clean minor cuts and burns of the periocular skin.

Significant Customers

We rely on certain key customers for a significant portion of revenues. At March 31, 2025, customer D represented 24% of our net accounts receivable balance. At March 31, 2024, customer B represented 13% of our net accounts receivable balance and customer D represented 17% of our net accounts receivable balance. For the year ended March 31, 2025, customer B represented 21% and customer C represented 18% of net revenues. For the year ended March 31, 2024, customer A represented 17%, customer B represented 15% and customer C represented 14% of net revenues.

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

We have also filed for trademark protection for marks used with products in each of the following regions: United States, Europe, Canada, Brazil, certain countries in the Middle East and certain countries in Asia, including Japan, China, Hong Kong, the Republic of Korea, India and Australia. In addition to patents and trademarks, we rely on trade secret and other intellectual property laws, nondisclosure agreements and other measures to protect intellectual property rights. We believe that in order to have a competitive advantage, we must develop and maintain the proprietary aspects of technologies. Employees, consultants and advisors are required to execute confidentiality agreements in connection with their employment, consulting or advisory relationships. Employees, consultants and advisors with whom we expect to work with are also required to disclose and assign to us all inventions made in the course of a working relationship with them, while using intellectual property or which relate to our business. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of the products or to wrongfully obtain or use information that is regarded as proprietary.

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

Medical Device Regulation

To date, we have received 22 510(k) clearances for use of products as medical devices in tissue care management, such as cleaning, debridement, lubricating, moistening and dressing, including for acute and chronic wounds, and in dermatology applications. Any future product candidates or new applications classified as medical devices will require clearance by the FDA.

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

Other Regulation in the United States

The Physician Payments Sunshine Act

The Physician Payments Sunshine Act signed into law in 2010 as part of the Affordable Care Act requires manufacturers of medical devices, drugs, biologicals, and medical supplies for which payment is available under Medicare or Medicaid to track and report certain payments made to and transfers of value provided to physicians and teaching hospitals as well as to report certain ownership and investment interests held by physicians and their immediate family members. These manufacturers must report annually to the Center for Medicare & Medicaid Services any direct or indirect payments and transfers of value of $13.46 or more, or annual aggregate of $134.54 or more in calendar year 2025, made to physicians or to a third party at the request of or on behalf of a physician, including dentists. Payment includes: consulting fees, compensation for services other than consulting, honoraria, gifts, entertainment, food, travel (including the specified destinations), education, research, charitable contribution, royalty or license, current or prospective ownership or investment interest, direct compensation for serving as faculty or as a speaker for a medical education program, grants, any other nature of the payment, or other transfer of value. Manufacturers face monetary penalties for non-compliance. Certain payments related to research must be reported separately. Product samples intended for patient use need not be reported.

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

We successfully transitioned all of our commercialized products in Europe to the Medical Devices Regulation and received an updated CE certificate for Class IIb wound care solution, wound care hydrogel and dermatological hydrogel and Class IIa dermatological solution, dermatological hydrogel and eyelid solution, which allows us to continue to affix CE markings on our products and sell them as medical devices in Europe. We may not be able to maintain the requirements established for CE markings for any or all of our products or be able to produce these products in a timely and profitable manner while complying with the requirements of the Medical Devices Regulation and other regulatory requirements. We are subject to continued supervision and are required to report any serious adverse incidents to the appropriate authorities. We are also required to comply with additional national requirements that are beyond the scope of the Medical Devices Regulation.

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

ITEM 1A. Risk Factors

Risks Related to Our Business

We have a history of losses, we expect to continue to incur losses and we may never achieve profitability, and our March 31, 2025 audited consolidated financial statements included disclosure that casts substantial doubt regarding our ability to continue as a going concern.

We reported a net loss of $3,457,000 and $4,835,000 for the years ended March 31, 2025 and 2024, respectively. At March 31, 2025 and 2024, our accumulated deficit amounted to $197,806,000 and $194,349,000, respectively. We had working capital of $8,552,000 and $8,829,000 as of March 31, 2025 and 2024, respectively. During the years ended March 31, 2025 and 2024, net cash used in operating activities amounted to $88,000 and $2,398,000, respectively. As of March 31, 2025, we had cash and cash equivalents of $5,374,000.

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

Our business strategy and our short- and long-term operating results depend in part on our ability to execute on existing strategic collaborations and to license or partner with new strategic partners. We believe collaborations allow us to leverage our resources and technologies and to access markets that are compatible with our own core areas of expertise while avoiding the cost of establishing or maintaining a direct sales force in each market. We may incur significant costs in the use of third parties and other resources to identify and assist in establishing relationships with potential collaborators. We currently use distributors for most of our products.

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

Since 2004, we loaned substantial amounts to our Mexico subsidiary Oculus Technologies of Mexico, S.A. de C.V. at various interest rates to fund their operations. As of March 31, 2025, our Mexico subsidiary owes approximately $10.9 million in principal, $8.6 million in technical assistance payments and $26.4 million in accrued interest. The intercompany loans mature in 2027. There is no guarantee that our Mexican subsidiary will be able to pay any or all of the amounts due. If we were to forgive the debt or if we were to convert the debt to equity, it would be subject to Mexico income tax at 30%, or approximately $13.8 million, as well as Mexican withholding tax of 15%.

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

In addition, any interest paid to a foreign lender is subject to Mexico withholding tax of 15%. We also have interest owed on our intercompany technical assistance agreement and royalty withholding of 10% on our technical assistance agreement. This would amount to approximately $5.1 million in Mexico withholding tax at March 31, 2025, if all of the interest and technical assistance were to be repaid to us. In general, the foreign related party parent can then claim a credit for these withholding taxes on their U.S. income tax return. However, because of our substantial U.S. net operating losses, we are prevented from claiming any credit on any withholding tax for U.S. income tax purposes. Any such failure to pay intercompany debt, inability to deduct income taxes or apply credits, or liability for tax payments could have a material adverse effect on our business, financial condition, and results of operations.

We rely on a number of key customers who may not consistently purchase our products in the future, and if we lose any one of these customers, our revenues may decline.

Although we have a significant number of customers in each of the geographic markets that we operate in, we rely on certain key customers for a significant portion of our revenues. For the year ended March 31, 2025, customer B represented 21% and customer C represented 18% of net revenues. For the year ended March 31, 2024, customer A represented 17%, customer B represented 15% and customer C represented 14% of net revenues. In the future, a small number of customers may continue to represent a significant portion of our total revenues in any given period. These customers may not consistently purchase our products at a particular rate over any subsequent period. The loss of any of these customers could adversely affect our revenues.

A majority of our business is conducted outside of the United States, exposing us to additional risks that may not exist in the United States, which in turn could cause our business and operating results to suffer.

We have material international operations in Mexico, Asia and Europe. During the years ended March 31, 2025 and 2024, approximately 82% and 76% of our total revenue, respectively, were generated from sales outside of the United States. Our business is highly regulated for the use, marketing and manufacturing of our HOCl-based products both domestically and internationally. Our international operations are subject to risks, including:

•	local political or economic instability;

•	economic downturn or recession;

•	changes in exchange rates;

•	changes in governmental regulation;

•	changes in import/export duties, tariffs, or trade agreements;

•	trade restrictions;

•	lack of experience in foreign markets;

•	difficulties and costs of staffing and managing operations in certain foreign countries;

•	work stoppages or other changes in labor conditions;

•	difficulties in collecting accounts receivables on a timely basis, or at all; and

•	adverse tax consequences or overlapping tax structures.

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

If we fail to comply with ongoing regulatory requirements for our European products under the new Medical Devices Regulation, these products could be subject to withdrawal from the market.

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

We have successfully completed transition to the new Medical Device Regulation (MDR) for all of our commercialized products in Europe, including Microdacyn60 Wound Care and Microdacyn60 Hydrogel, our scar gel product Epicyn®, and Pediacyn® for atopic dermatitis, which are each classified as Class IIb medical devices, and our eye care product Ocudox and acne products GramaDerm Solution and GramaDerm Hydrogel, which are each classified as Class IIa medical devices. Our nasal product Sinudox, Microdacyn® Oral and MucoClyns®, a disinfectant, will not be transitioned without additional studies. We currently have no commercial sales of these products and are evaluating whether to conduct the additional studies necessary to transition these products.

We can provide no assurance that we will be able to maintain the requirements established for CE markings for any or all of our products in the EU or be able to produce these products in a timely and profitable manner while complying with the requirements of the Medical Devices Regulation and other regulatory requirements. Failure to comply with these requirements could result in these products being withdrawn from the market and could have a material negative impact on our future results.

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

If our competitors develop products with similar characteristics to our HOCl technology, we may need to modify or alter our business strategy, which may delay the achievement of our goals.

Competitors have and may continue to develop products with similar characteristics to our HOCl technology. Such similar products marketed by larger competitors can hinder our or our partners’ efforts to penetrate the market. As a result, we may be forced to modify or alter our business and regulatory strategy and sales and marketing plans, as a response to changes in the market, competition and technology limitations, among others. Such modifications may pose additional delays in achieving our goals.

Negative economic conditions increase the risk that we could suffer unrecoverable losses on our customers’ accounts receivable which would adversely affect our financial results.

We grant credit to our business customers, which are primarily located in Mexico, Europe and the United States. Collateral is generally not required for trade receivables. We maintain allowances for potential credit losses. We rely on certain key customers for a significant portion of revenues. At March 31, 2025, customer D represented 24% of our net accounts receivable balance. At March 31, 2024, customer B represented 13% of our net accounts receivable balance and customer D represented 17% of our net accounts receivable balance. While we believe we have a varied customer base and have experienced strong collections in the past, if current economic conditions disproportionately impact any one of our key customers, including reductions in their purchasing commitments to us or their ability to pay their obligations, it could have a material adverse effect on our revenues and liquidity. We have not purchased insurance on our accounts receivable balances.

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

Our Restated Certificate of Incorporation, as amended, allows us to issue up to 50,000,000 shares of our common stock and to issue and designate, without stockholder approval, the rights of up to 714,286 shares of preferred stock. In the event we issue additional shares of our capital stock, dilution to our stockholders could result. In addition, if we issue and designate a class of convertible preferred stock, these securities may provide for rights, preferences or privileges senior to those of holders of our common stock. Additionally, if we issue preferred stock, it may convert into common stock at a ratio of 1:1 or greater because our Restated Certificate of Incorporation, as amended, allows us to designate a conversion ratio without limitations.

Shares issuable upon the exercise of outstanding options may substantially increase the number of shares available for sale in the public market and depress the price of our common stock.

As of March 31, 2025, we had outstanding options to purchase an aggregate of 73,081 shares of our common stock at a weighted average exercise price of $43.27 per share and a weighted average contractual term of 8.82 years. In addition, 14,670 shares of our common stock were available on March 31, 2025 for future option grants under our 2016 Equity Incentive Plan, our 2021 Equity Incentive Plan and our 2024 Equity Incentive Plan. To the extent any additional options are granted and exercised, there will be further dilution to stockholders and investors. Until the options expire, these holders will have an opportunity to profit from any increase in the market price of our common stock without assuming the risks of ownership. Holders of options may convert or exercise these securities at a time when we could obtain additional capital on terms more favorable than those provided by the options. The exercise of the options will dilute the voting interest of the owners of presently outstanding shares by adding a substantial number of additional shares of our common stock.

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

If we fail to satisfy the continued listing requirements of the Nasdaq Capital Market, such as the minimum closing bid price requirement and corporate governance requirements, Nasdaq may take steps to delist our common stock. The delisting of our common stock from Nasdaq would have a material adverse effect on our access to capital markets, and any limitation on market liquidity or reduction in the price of its common stock as a result of that delisting would adversely affect our ability to raise capital on terms acceptable to the Company, if at all.

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

ITEM 2. Properties

At March 31, 2025, we have a corporate office in Boulder, Colorado and our manufacturing facility in Zapopan, Mexico. We currently lease the following material properties:

Locations	Rent per month	Purpose
1) 5445 Conestoga Court, Unit 150, Boulder, CO 80301	USD 3,680	Principal executive office
2) Industria Vidriera 81, & 87 Zapopan Industrial Norte, Zapopan, Jalisco, 45135, Mexico	MXN 209,811	Office, manufacturing
3) Industria Maderera 106, 115 & 815 Zapopan Industrial Norte, Zapopan, Jalisco, 45135, Mexico	MXN 213,625	Warehouse

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

ITEM 4. Mine Safety Disclosures

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

Holders

As of June 10, 2025, we had approximately 61 holders of record of our common stock. Holders of record include nominees who may hold shares on behalf of multiple owners.

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

Recent Sales of Unregistered Securities

We did not issue any unregistered securities during the year ended March 31, 2025 and through June 12, 2025.

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

On an ongoing basis, we evaluate our estimates and judgments. Areas in which we exercise significant judgment include, but are not necessarily limited to, our valuation of accounts receivable, inventory, income taxes, and equity transactions (compensatory and financing).

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

For a Summary of all Accounting Policies, please refer to Notes to Consolidated Financial Statements, Note 3.

Results of Continuing Operations

Comparison of the Year Ended March 31, 2025 and 2024

Revenue

The following table shows our consolidated total revenue and revenue by geographic region for the year ended March 31, 2025 and 2024:

	Year Ended March 31,
(In thousands, except for percentages)	2025	2024	$ Change	% Change
United States	$2,611	$3,058	$(447)	(15%	)
Europe	5,523	4,781	742	16%
Asia	2,317	2,298	19	1%
Latin America	2,962	1,726	1,236	72%
Rest of the World	875	872	3	0%
Total	$14,288	$12,735	$1,553	12%

The decrease in United States revenue of $447,000 for the year ended March 31, 2025, was primarily the result of fluctuations in demand for over-the-counter animal health care products.

The increase in Europe revenue for the year ended March 31, 2025 of $742,000 was the result of a general increase in demand for our products and, more specifically, an increase in demand for our wound care products due to recent world events.

The increase in Asia revenue of $19,000 for the year ended March 31, 2025 was primarily due to timing of customer orders.

The increase in Latin America revenue for the year ended March 31, 2025 of $1,236,000 was primarily due to an increase in manufacturing orders.

The increase in Rest of World revenue for the year ended March 31, 2025 of $3,000 was primarily due to timing of customer orders.

Cost of Revenue and Gross Profit

The cost of revenue and gross profit metrics for the year ended March 31, 2025 and 2024 are as follows:

	Year Ended March 31,
(In thousands, except for percentages)	2025	2024	$ Change	% Change
Cost of Revenues	$8,823	$7,990	$883	10%
Cost of Revenue as a % of Revenues	62%	63%
Gross Profit	$5,465	$4,745	$720	15%
Gross Profit as a % of Revenues	38%	37%

The gross profit margin of 38% for the year ended March 31, 2025 was consistent with the prior year.

Research and Development Expense

The research and development expense metrics for the year ended March 31, 2025 and 2024 are as follows:

	Year Ended March 31,
(In thousands, except for percentages)	2025	2024	$ Change	% Change
Research and Development Expense	$1,814	$1,871	$(57)	(3%	)
Research and Development Expense as a % of Revenues	13%	15%

Decrease in research and development expenses for the year ended March 31, 2025 of $57,000 was primarily due to decreased product development expenses in the U.S. in the current period and decreased regulatory efforts in Europe following the successful transition to MDR.

Selling, General and Administrative Expense

The selling, general and administrative expense metrics for the years ended March 31, 2025 and 2024 are as follows:

	Year Ended March 31,
(In thousands, except for percentages)	2025	2024	Change	% Change
Selling, General and Administrative Expense	$7,361	$7,575	$(214)	(3%	)
Selling, General and Administrative Expense as a % of Revenues	52%	59%

The decrease in selling, general and administrative expenses for the year ended March 31, 2025 of $214,000 was the result of ongoing efforts to contain expenses across all parts of the company.

Other Income (Expense), net

Other income (expense), net for the year ended March 31, 2025 was $803,000 compared to $(330,000) for the year ended March 31, 2024. The change in other income (expense), net primarily relates to exchange rate fluctuations and to a lesser extent income of $245,000 for employee retention credits approved from calendar year 2020. In fiscal 2026 we expect to recognize income of approximately $350,000 related to approved calendar year 2021 employee retention credits.

Income Tax (Expense) Benefit

Income tax (expense) benefit for the years ended March 31, 2025 and 2024 was $(550,000) and $196,000, respectively. The expense for the current year is primarily related to the use of our deferred tax asset in Mexico and, to a lesser extent, an increase in our deferred tax asset in Netherlands. The benefit for the prior year was related to our Mexico deferred tax asset.

Net Loss

The following table provides the net loss for each period along with the computation of basic and diluted net loss per share:

	For the Year Ended March 31,
(In thousands, except per share data)	2025	2024

Net loss	$(3,457)	$(4,835)

Weighted-average shares outstanding: basic and diluted	1,241	455

Net loss per share: basic and diluted	$(2.79)	$(10.63)

Liquidity and Capital Resources

We reported a net loss of $3,457,000 and $4,835,000 for the years ended March 31, 2025 and 2024, respectively. At March 31, 2025 and 2024, our accumulated deficit amounted to $197,806,000 and $194,349,000, respectively. As of March 31, 2025 and 2024, we had cash and cash equivalents of $5,374,000 and $3,128,000, respectively. Since our inception, substantially all of our operations have been financed through sales of equity securities. Other sources of financing that we have used to date include our revenues, as well as various loans and the sale of certain assets to customers.

Since April 1, 2024, substantially all of our operations have been financed through cash on hand and proceeds of $3,079,000, net of offering expenses, from the sale of common stock during the fiscal year ended March 31, 2025.

The following table presents a summary of our consolidated cash flows for operating, investing and financing activities for the years ended March 31, 2025 and 2024 as well as balances of cash and cash equivalents and working capital:

	Year ended March 31,
(In thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$(88)	$(2,398)
Investing activities	(80)	(2)
Financing activities	3,030	1,676
Effect of exchange rates on cash	(616)	32
Net change in cash and cash equivalents	2,246	(692)
Cash and cash equivalents, beginning of the period	3,128	3,820
Cash and cash equivalents, end of the period	$5,374	$3,128
Working capital (1), end of period	$8,552	$8,829

(1)	Defined as current assets minus current liabilities.

As of March 31, 2025 and 2024, we had cash and cash equivalents of $5,374,000 and $3,128,000, respectively.

Net cash used in operating activities during the year ended March 31, 2025 was $88,000, primarily due to our net loss of $3,457,000, offset by stock compensation of $224,000, a decrease in accounts receivable of $434,000, a decrease in prepaid expenses of $1,086,000 and an increase in accounts payable of $416,000.

Net cash used in operating activities during the year ended March 31, 2024 was $2,398,000, primarily due to our net loss of $4,835,000, offset by stock compensation of $516,000, a decrease in inventory of $184,000, and a decrease in prepaid expenses of $1,107,000.

Net cash used in investing activities for the year ended March 31, 2025 was $80,000, primarily related to the purchase of capital property and equipment.

Net cash used in investing activities for the year ended March 31, 2024 was $2,000, primarily related to the purchase of capital property and equipment.

Net cash provided by financing activities for the year ended March 31, 2025 was $3,030,000, primarily related to proceeds of $3,079,000 from the sale of common stock.

Net cash provided by financing activities for the year ended March 31, 2024 was $1,676,000, primarily related to proceeds of $1,784,000 from the sale of common stock.

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

Capital Expenditures

We currently forecast capital expenditures in order to execute on our business plan and maintain growth; however, the actual amount and timing of such capital expenditures will ultimately be determined by the volume of business. We currently do not anticipate that a material amount will be purchased for the year ended March 31, 2026. If we purchase capital equipment, we expect to pay cash for those expenditures or to finance them through equipment leases.

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

We face a substantial Mexico tax liability, intercompany debt, unpaid technical assistance charges and accrued interest. These amounts are due in 2027. At this time, management believes there are sufficient assets on the balance sheet to cover any tax obligation without interrupting our operations or business. We have engaged tax professionals to review all options to limit our exposure to these amounts and to proceed in a manner that is most advantageous to us.

We also closely monitor global economic conditions, including the risk of economic downturn or recession, the prospect of new or increased tariffs, as well as overall consumer sentiment, any of which may impact our financial results.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Significant estimates and assumptions include reserves and write-downs related to receivables and inventories, the valuation allowance relating to the Company’s deferred tax assets, and the valuation of equity.. Periodically, the Company evaluates and adjusts estimates accordingly.

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

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Sonoma Pharmaceuticals, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Sonoma Pharmaceuticals, Inc. and Subsidiaries (the "Company") as of March 31, 2025 and 2024, and the related consolidated statements of comprehensive loss, changes in stockholders' equity, and cash flows for the years ended March 31, 2025 and 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024, and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Nashville, Tennessee

June 17, 2025

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2025	March 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$5,374	$3,128
Accounts receivable, net	2,232	2,898
Inventories, net	2,915	2,719
Prepaid expenses and other current assets	1,915	3,541
Current portion of deferred consideration, net of discount	212	262
Total current assets	12,648	12,548
Property and equipment, net	225	365
Operating lease, right of use assets	84	286
Deferred tax asset, net	589	1,145
Deferred consideration, net of discount, less current portion	73	330
Other assets	74	66
Total assets	$13,693	$14,740

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$953	$607
Accrued expenses and other current liabilities	2,224	2,113
Deferred revenue, current portion	641	478
Short-term debt	220	323
Operating lease liabilities, current portion	58	198
Total current liabilities	4,096	3,719
Deferred revenue, net of current portion	17	87
Withholding tax payable	5,142	4,710
Operating lease liabilities, less current portion	27	87
Total liabilities	9,282	8,603
Commitments and Contingencies (Note 11)
Stockholders’ Equity:
Convertible preferred stock, $0.0001 par value; 714,286 shares authorized at March 31, 2025 and 2024, respectively, no shares issued and outstanding at March 31, 2025 and 2024	–	–
Common stock, $0.0001 par value; 50,000,000 and 24,000,000 shares authorized at March 31, 2025 and 2024, respectively, 1,634,265 and 780,371 shares issued and outstanding at March 31, 2025 and 2024, respectively (Note 1) (Note 12)	–	–
Additional paid-in capital	206,593	203,209
Accumulated deficit	(197,806)	(194,349)
Accumulated other comprehensive loss	(4,376)	(2,723)
Total stockholders’ equity	4,411	6,137
Total liabilities and stockholders’ equity	$13,693	$14,740

The accompanying footnotes are an integral part of these consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Year ended March 31,
	2025	2024
Revenues	$14,288	$12,735
Cost of revenues	8,823	7,990
Gross profit	5,465	4,745
Operating expenses:
Research and development	1,814	1,871
Selling, general and administrative	7,361	7,575
Total operating expenses	9,175	9,446
Loss from operations	(3,710)	(4,701)
Other income (expense), net	803	(330)
Loss from operations before income taxes	(2,907)	(5,031)
Income tax (expense) benefit	(550)	196
Net loss	$(3,457)	$(4,835)

Net loss per share: basic and diluted	$(2.79)	$(10.63)

Weighted-average shares outstanding: basic and diluted	1,241	455

Other comprehensive loss:
Net loss	$(3,457)	$(4,835)
Foreign currency translation adjustments	(1,653)	695
Comprehensive loss	$(5,110)	$(4,140)

The accompanying footnotes are an integral part of these consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended March 31, 2025 and 2024

(In thousands, except share amounts)

	Common Stock ($0.0001 par Value)		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, March 31, 2023	246,678	$–	$200,909	$(189,514)	$(3,418)	$7,977
Proceeds from the sale of common stock, net of offering expenses	425,000	–	1,446	–	–	1,446
Proceeds from the At-the-Market sale of common stock, net of offering expenses	96,154	–	338	–	–	338
Employee stock-based compensation	–	–	255	–	–	255
Stock based compensation related to restricted stock grants	12,539	–	261	–	–	261
Foreign currency translation adjustment	–	–	–	–	695	695
Net loss	–	–	–	(4,835)	–	(4,835)
Balance, March 31, 2024	780,371	–	203,209	(194,349)	(2,723)	6,137
Proceeds from the At-the-Market sale of common stock, net of offering expenses	816,894	–	3,079	–	–	3,079
Payments for fractional shares related to reverse-split	(288)	–	(1)	–	–	(1)
Proceeds from the exercise of employee stock options	27,750	–	82	–	–	82
Employee stock-based compensation	–	–	170	–	–	170
Stock based compensation related to restricted stock grants	9,538	–	54	–	–	54
Foreign currency translation adjustment	–	–	–	–	(1,653)	(1,653)
Net loss	–	–	–	(3,457)	–	(3,457)
Balance, March 31, 2025	1,634,265	$–	$206,593	$(197,806)	$(4,376)	$4,411

The accompanying footnotes are an integral part of these consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(3,457)	$(4,835)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	138	176
Stock-based compensation	224	516
Deferred income tax expense	357	(109)
Operating lease right-of-use asset	174	161
Changes in operating assets and liabilities:
Accounts receivable, net	434	(230)
Inventories, net	(388)	184
Prepaid expenses and other current assets	1,086	1,107
Deferred consideration, net of discount	194	222
Accounts payable	416	(278)
Accrued expenses and other current liabilities	295	19
Withholding tax payable	432	475
Operating lease liabilities	(174)	(161)
Deferred revenue	181	355
Net cash used in operating activities	(88)	(2,398)
Cash flows from investing activities:
Purchases of property and equipment	(80)	(2)
Net cash used in investing activities	(80)	(2)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering expenses	3,079	1,784
Proceeds from exercise of employee stock options	82	–
Payments for fractional shares related to reverse-split	(1)	–
Principal payments on short-term debt	(404)	(481)
Insurance premiums financed	274	373
Net cash provided by financing activities	3,030	1,676
Effect of exchange rate on cash and cash equivalents	(616)	32
Net increase (decrease) in cash and cash equivalents	2,246	(692)
Cash and cash equivalents, beginning of year	3,128	3,820
Cash and cash equivalents, end of year	$5,374	$3,128

Supplemental disclosure of cash flow information:
Cash paid for interest	$11	$22

Non-cash operating and financing activities:
Insurance premiums financed	$274	$373

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

Reverse Stock Split

Effective August 29, 2024, the Company effected a reverse stock split of its common stock, par value $0.0001 per share. Every twenty shares of common stock were reclassified and combined into one share of common stock. No fractional shares were issued as a result of the reverse stock split. Instead, each fractional share was settled with cash. The reverse stock split reduced the number of shares of the Company’s common stock outstanding from 21,174,693 to 1,058,447. The total number of authorized shares of common stock was not proportionally decreased and the par value per share of the common stock continues to be $0.0001. The reverse stock split has been retroactively applied to all share and per share amounts in the consolidated financial statements and accompanying footnotes.

NOTE 2 – Liquidity and Financial Condition

The Company reported a net loss of $3,457,000 and $4,835,000 for the years ended March 31, 2025 and 2024, respectively. At March 31, 2025 and 2024, the Company’s accumulated deficit amounted to $197,806,000 and $194,349,000, respectively. The Company had working capital of $8,552,000 and $8,829,000 as of March 31, 2025 and 2024, respectively. During the years ended March 31, 2025 and 2024, net cash used in operating activities amounted to $88,000 and $2,398,000, respectively.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Significant estimates and assumptions include reserves and write-downs related to receivables and inventories, the valuation allowance relating to the Company’s deferred tax assets and the valuation of equity. Periodically, the Company evaluates and adjusts estimates accordingly.

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

The Company assessed the promised goods and services in the technical support contract with Invekra for a ten-year period as being a distinct service that Invekra can benefit from on its own and as separately identifiable from any other promises within the contract. Given that the distinct service is not substantially the same as other goods and services within the Invekra contract, the Company accounted for the distinct service as a performance obligation. At March 31, 2025, 2024 and 2023, the Company had deferred revenue related to Invekra in the amounts of $69,000, $152,000 and $199,000, respectively.

Concentration of Credit Risk and Major Customers

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents and accounts receivable. Cash and cash equivalents are maintained in financial institutions in the United States, Mexico and the Netherlands. The Company is exposed to credit risk in the event of default by these financial institutions for amounts in excess of the Federal Deposit Insurance Corporation insured limits. Cash and cash equivalents held in foreign banks are intentionally kept at minimal levels, and therefore have minimal credit risk associated with them. We currently have $3,004,000 of deposits above federally insured limits.

The following table shows major customers revenues as a percentage of revenue:

	For the Year Ended March 31,
	2025	2024
Customer A	*%	17%
Customer B	21%	15%
Customer C	18%	14%

The following table shows major customers accounts receivable balances as a percentage of net accounts receivables:

	March 31,
	2025	2024
Customer B	*%	13%
Customer D	24%	17%

*	% Represents less than 10%

Accounts Receivable

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts, and sales returns. Estimates for cash discounts and sales returns are based on analysis of contractual terms and historical trends.

The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Other factors that the Company considers include its existing contractual obligations, historical payment patterns of its customers and individual customer circumstances, an analysis of days sales outstanding by customer and geographic region, and a review of the local economic environment and its potential impact on government funding and reimbursement practices. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company did not deem it necessary to record an allowance for doubtful accounts for probable credit losses at March 31, 2025, March 31, 2024 and March 31, 2023. Additionally, at March 31, 2025, 2024 and 2023, the Company has allowances of $8,000, $27,000 and $16,000, respectively, related to potential discounts, returns, distributor fees and rebates. The allowances are included in accounts receivable, net in the accompanying consolidated balance sheets.

Inventories

Inventories are stated at the lower of cost, cost being determined on a standard cost basis (which approximates actual cost on a first-in, first-out basis), or net realizable value.

Due to changing market conditions, estimated future requirements, age of the inventories on hand and production of new products, the Company regularly reviews inventory quantities on hand and records a provision to write down excess and obsolete inventory to its estimated net realizable value. At March 31, 2025 and 2024, the Company recorded provisions to reduce the carrying amounts of inventories to their net realizable value in the amounts of $298,000 and $296,000, respectively, which is included in inventories, net on the Company’s accompanying consolidated balance sheets.

Financial Assets and Liabilities

Financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which management believes approximates fair value due to the short-term nature of these instruments. The fair value of capital lease obligations and approximates their carrying amounts as a market rate of interest is attached to their repayment. The Company measures the fair value of financial assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. The Company uses three levels of inputs that may be used to measure fair value:

Level 1 – quoted prices in active markets for identical assets or liabilities;

Level 2 – quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets;

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

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

As of March 31, 2025 and 2024, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the respective assets. Depreciation of leasehold improvements is computed using the straight-line method over the lesser of the estimated useful life of the improvement or the remaining term of the lease. Estimated useful asset life by classification is as follows:

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

When circumstances indicate that an impairment may have occurred, the Company tests such assets for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of such assets and their eventual disposition to their carrying amounts. In estimating these future cash flows, assets and liabilities are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other such groups. If the undiscounted future cash flows are less than the carrying amount of the asset, an impairment loss, measured as the excess of the carrying value of the asset over its estimated fair value, will be recognized. The cash flow estimates used in such calculations are based on estimates and assumptions, using all available information that management believes is reasonable. The Company did not record impairment losses for the years ended March 31, 2025 and 2024.

Research and Development

Research and development expenses are charged to operations as incurred and consists primarily of personnel expenses, clinical and regulatory services and supplies. For the years ended March 31, 2025 and 2024, research and development expense amounted to $1,814,000 and $1,871,000, respectively.

Advertising Costs

Advertising costs are charged to operations as incurred. Advertising costs amounted to $190,000 and $156,000 for the years ended March 31, 2025 and 2024, respectively. Advertising costs are included in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive loss.

Shipping and Handling Costs

The Company classifies amounts billed to customers related to shipping and handling in sale transactions as product revenues. The corresponding shipping and handling costs incurred are recorded in cost of product revenues. For the years ended March 31, 2025 and 2024, the Company recorded revenue related to shipping and handling costs of $18,000 and $28,000, respectively. These amounts are included in revenues in the accompanying consolidated statements of comprehensive loss.

Foreign Currency Reporting

The Company’s subsidiary, OTM, uses the local currency (Mexican Pesos) as its functional currency and its subsidiary, SP Europe, uses the local currency (Euro) as its functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date, and revenue and expense accounts are translated at average exchange rates during the period. Resulting translation adjustments amounted to losses of $1,653,000 and gains of $695,000 for the years ended March 31, 2025 and 2024, respectively. These amounts were recorded in other comprehensive loss in the accompanying consolidated statements of comprehensive loss for the years ended March 31, 2025 and 2024.

Foreign currency transaction losses relate primarily to trade payables and receivables and intercompany transactions between subsidiaries OTM and SP Europe. These transactions are expected to be settled in the foreseeable future. The Company recorded foreign currency transaction gains of $243,000 and losses of $825,000 for the years ended March 31, 2025 and 2024, respectively. The related amounts were recorded in other income (expense) in the accompanying consolidated statements of comprehensive loss.

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

Comprehensive Loss

Other comprehensive loss includes all changes in stockholders’ equity during a period from non-owner sources and is reported in the consolidated statements of changes in stockholders’ equity. To date, other comprehensive loss consists of changes in accumulated foreign currency translation adjustments. Accumulated other comprehensive losses at March 31, 2025 and 2024 were $4,376,000 and $2,723,000, respectively.

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

	For the Year Ended March 31,
(In thousands, except per share data)	2025	2024

Net loss	$(3,457)	$(4,835)

Weighted-average shares outstanding: basic and diluted	1,241	455

Net loss per share: basic and diluted	$(2.79)	$(10.63)

The computation of basic and diluted loss per share for the years ended March 31, 2025 and 2024 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	March 31,
(In thousands)	2025	2024

Common stock to be issued upon exercise of options	73	52
Common stock to be issued upon vesting of restricted stock units	45	–
	118	52

Convertible Preferred Stock

The Company applies the accounting standards for distinguishing liabilities from equity when determining the classification and measurement of its preferred stock. Shares that are subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. The Company classifies conditionally redeemable preferred shares, which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, preferred shares are classified as stockholders' equity. There are no shares issued as of March 31, 2025.

Segment Reporting

The Company has one primary business activity and operate in one reportable segment. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer (“CEO”) who evaluates performance and makes operating decisions about allocating resources based on financial data presented on a consolidated basis. The measures of profitability and the significant segment expenses reviewed by the CODM are consistent with these financial statements and footnotes.

Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date these consolidated financial statements were issued. All events requiring disclosure have been incorporated into the notes to the consolidated financial statements.

Recent Accounting Standards

The Company has evaluated all the recent accounting standards and determined that none are material to it.

NOTE 4 – Accounts Receivable

Accounts receivable, net consists of the following:

	March 31,
	2025	2024
Accounts receivable	$2,240,000	$2,925,000
Less: discounts, rebates, distributor fees and returns	(8,000)	(27,000)
Total accounts receivable, net	$2,232,000	$2,898,000

NOTE 5 – Inventories

Inventories, net consists of the following:

	March 31,
	2025	2024
Raw materials	$1,395,000	$1,802,000
Finished goods	1,818,000	1,213,000
	3,213,000	3,015,000
Less: allowance for obsolete and excess inventory	(298,000)	(296,000)
Total inventories	$2,915,000	$2,719,000

NOTE 6 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31,
	2025	2024
Prepaid insurance	$236,000	$340,000
VAT prepaid to Mexican tax authorities	1,531,000	3,096,000
Other prepaid expenses and other current assets	148,000	105,000
	$1,915,000	$3,541,000

NOTE 7 – Property and Equipment

Property and equipment, net consists of the following:

	March 31,
	2025	2024
Manufacturing, lab, and other equipment	$1,471,000	$1,776,000
Office equipment	217,000	236,000
Furniture and fixtures	121,000	128,000
Leasehold improvements	491,000	605,000
	2,300,000	2,745,000
Less: accumulated depreciation	(2,075,000)	(2,380,000)
Total property and equipment, net and equipment, net	$225,000	$365,000

Depreciation expense amounted to $138,000 and $176,000 for the years ended March 31, 2025 and 2024, respectively.

NOTE 8 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31,
	2025	2024
Salaries and related costs	$1,737,000	$1,419,000
Other	487,000	694,000
Total accrued expenses and other current liabilities	$2,224,000	$2,113,000

NOTE 9 – Debt

Financing of Insurance Premiums

On February 1, 2025, the Company entered into a note agreement for $274,000 with an interest rate of 7.97% per annum with final payment on November 1, 2025. This instrument was issued in connection with financing insurance premiums. On February 5, 2025, the Company made an initial payment of $28,000. The note is payable in nine monthly installment payments of principal and interest of $28,000, with the first monthly installment beginning March 1, 2025. At March 31, 2025, the outstanding principal on the note amounted to $220,000.

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

NOTE 10 – Leases

The Company’s operating leases are comprised primarily of facility leases. Balance sheet information related to the Company’s leases is presented below:

	March 31,	March 31,
	2025	2024
Operating leases:
Operating lease right-of-use assets	$84,000	$286,000
Operating lease liabilities – current	58,000	198,000
Operating lease liabilities – non-current	27,000	87,000

Other information related to leases is presented below:

	Year ended March 31, 2025	Year ended March 31, 2024
Lease cost
Operating lease cost	$365,000	$380,000
Other information:
Operating cash flows from operating leases	$(174,000)	$(161,000)
Weighted-average remaining lease term – operating leases (in months)	18.6	19.7
Weighted-average discount rate – operating leases	6%	6%

As of March 31, 2025, the annual future minimum lease payments of the Company’s operating lease liabilities were as follows:

For Years Ending March 31,

2026	$66,000
2027	15,000
2028	9,000
Total future minimum lease payments, undiscounted	90,000
Less: imputed interest	(5,000)
Total lease liability	$85,000

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

As of March 31, 2025, with respect to these agreements, aggregated annual salaries was $586,000 and potential severance payments to these key executives was $1,300,000, if triggered.

NOTE 12 – Stockholders’ Equity

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

Description of Series B Convertible Preferred Stock

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

Sale of Common Stock

On October 26, 2023, the Company entered into a placement agency agreement with Maxim Group LLC (“Maxim”) pursuant to which Maxim agreed to use its reasonable best efforts to solicit offers to purchase up to an aggregate of 425,000 shares of the Company’s common stock, par value $0.0001 per share.  The Company agreed to pay Maxim a cash fee equal to 8.0% of the gross proceeds from the offering, plus reimbursement of up to $75,000 of legal fees and other expenses. Additionally, on October 26, 2023, the Company entered into a securities purchase agreement with the purchasers party thereto for the sale and issuance of an aggregate of up to 425,000 shares of the Company’s common stock at a public offering price of $4.00 per share. The closing of the offering occurred on October 30, 2023. In connection with the offering, the Company sold 425,000 shares of the Company’s common stock for aggregate gross proceeds of $1,700,000 and net proceeds of $1,446,000, after deducting placement agent fees and other estimated offering expenses paid by the Company.

On December 15, 2023, the Company entered into an Equity Distribution Agreement (the “Agreement”), with Maxim pursuant to which the Company may offer and sell, from time to time, through Maxim, as sales agent or principal, shares of its common stock, $0.0001 par value per share. Subject to the terms and conditions of the Agreement, Maxim will use commercially reasonable efforts consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of the Nasdaq Capital Market to sell shares from time to time based upon the Company’s instructions, including any price, time or size limits specified by the Company. Under the Agreement, Maxim may sell shares by any method deemed to be an “at the market” offering as defined in Rule 415 under the U.S. Securities Act of 1933, as amended, or any other method permitted by law, including in privately negotiated transactions. Maxim’s obligations to sell shares under the Agreement are subject to satisfaction of certain conditions, including customary closing conditions for transactions of this nature. The Company will pay Maxim a commission of 3% of the aggregate gross proceeds from each sale of shares and has agreed to provide Maxim with customary indemnification and contribution rights. The Company also agreed to reimburse Maxim for certain specified expenses of up to $20,000.

In connection with the Agreement that the Company entered into on December 15, 2023 with Maxim, on January 11, 2024, the Company sold 96,154 shares of its common stock for gross proceeds of $392,000 and net proceeds of $338,000 after deducting commissions and other estimated offering expenses paid by the Company.

In connection with the Agreement that the Company entered into on December 15, 2023 with Maxim, as amended, from May 13, 2024 to November 20, 2024 the Company sold 816,894 shares of its common stock for gross proceeds of $3,325,000 and net proceeds of $3,079,000 after deducting commissions and other offering expenses paid by the Company.

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

The board has authorized 2,222 of the Company’s common stock for issuance under the 2016 Plan, in addition to automatic increases provided for in the 2016 Plan through April 1, 2026. The number of shares of the Company’s common stock reserved for issuance under the 2016 Plan will automatically increase, with no further action by the stockholders, at the beginning of each fiscal year by an amount equal to the lesser of (i) 8% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding year, or (ii) an amount determined by the Company’s board of directors. During the year ended March 31, 2019, the board of directors approved an increase of 243 shares authorized for issuance. During the year ended March 31, 2020, the board of directors approved an increase of 5,266 shares authorized for issuance. During the year ended March 31, 2022, the board of directors approved an increase of 8,372 shares authorized for issuance. During the year ended March 31, 2025, the board of directors approved an increase of 62,429 shares authorized for issuance.

At March 31, 2025 there were 9,670 shares available for future issuance.

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

The board has authorized 50,000 shares of the Company’s common stock for issuance under the 2021 Plan.

At March 31, 2025, there were no shares available for future issuance.

2024 Stock Plan

On August 23, 2024, upon recommendation of the board, the stockholders approved the Company’s 2024 Equity Incentive Plan (the “2024 Plan”). The 2024 Plan is effective as of August 23, 2024 and has a five year term.

The 2024 Plan provides for the grant of options, including incentive stock options as defined in Section 422 of the Internal Revenue Code to employees, stock appreciation rights, restricted awards, performance share awards and performance compensation awards to employees, non-employee directors, advisors and consultants.

Options issued under the 2024 Plan generally have a ten-year term.

In accordance with the 2024 Plan, the stated exercise price of an employee incentive stock option or a non-statutory stock option shall not be less than 100% of the estimated fair market value of a share of common stock on the date of grant. An employee who owns more than 10% of the total combined voting power of all classes of outstanding stock of the Company shall not be eligible for the grant of an employee incentive stock option unless such grant satisfies the requirements of Section 422(c)(5) of the Internal Revenue Code.

Shares subject to awards that expire unexercised or are forfeited or terminated for any other reason will again become available for issuance under the 2024 Plan.

The board has authorized 50,000 shares of the Company’s common stock for issuance under the 2024 Plan, in addition to automatic increases provided for in the 2024 Plan through April 1, 2029. The number of shares of the Company’s common stock reserved for issuance under the 2024 Plan will automatically increase, with no further action by the stockholders, at the beginning of each fiscal year by an amount equal to the lesser of (i) 5% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding year, or (ii) an amount determined by the Company’s board of directors.

At March 31, 2025, there were 5,000 shares available for future issuance.

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

The expected term of the stock options represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by SEC Staff Accounting Bulletin No. 110 for “plain vanilla” options. The expected stock price volatility for the Company’s stock options was determined by using an average of the historical volatilities of the Company. The Company will continue to analyze the stock price volatility and expected term assumptions as more data for the Company’s common stock and exercise patterns become available. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.

The Company estimated the fair value of employee and non-employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service periods of the respective awards. The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Year Ended March 31,
	2025	2024
Fair value of the Company’s common stock on date of grant	$2.68	$0.19
Expected term	5.68 yrs	5.56 yrs
Risk-free interest rate	4.57%	3.87%
Dividend yield	0.00%	0.00%
Volatility	109.91%	98.40%
Fair value of options granted	$2.23	$0.15

During the years ended March 31, 2025 and 2024, the Company incurred $224,000 and $516,000, respectively of stock-based compensation expense. All stock-based compensation expense incurred is included in selling, general and administrative expense in the accompanying consolidated statements of comprehensive loss.

At March 31, 2025, there were unrecognized compensation costs of $250,000 related to stock options which is expected to be recognized over a weighted-average amortization period of 1.58 years.

Stock-Based Award Activity

Stock-based awards outstanding at March 31, 2025 under the various plans are as follows:

Plan	Stock Options
2011 Plan	3,998
2016 Plan	38,942
2021 Plan	30,141
73,081

Stock options award activity is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at April 1, 2024	51,675	$62.60
Options granted	49,500	2.68
Options exercised	(27,750)	2.99
Options forfeited	(250)	3.60
Options expired	(94)	1,485.96
Outstanding at March 31, 2025	73,081	$43.27	8.82	$2.19
Exercisable at March 31, 2025	39,751	$74.86	7.71	$2.19

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock, or $2.19 and $3.40 per share at March 31, 2025 and 2024, respectively.

Restricted stock award activity is as follows:

	Number of Shares	Weighted Average Award Date Fair Value per Share
Unvested restricted stock awards outstanding at April 1, 2024	–	$–
Restricted stock awards granted	54,538	2.92
Restricted stock awards vested	(9,538)	4.08
Unvested restricted stock awards outstanding at March 31, 2025	45,000	$2.68

A tax benefit of $123,000 has been recognized relating to stock-based compensation as a result of non-qualified stock options and restricted stock exercised during the year ending March 31, 2025.

The Company issues new shares of common stock upon exercise of stock options or release of restricted stock awards.

NOTE 14 – Income Taxes

The income tax provision (benefit) is based on the following net taxable loss before income taxes, which are from domestic and foreign sources:

	Year Ended March 31,
	2025	2024
Domestic	$(161,000)	$(364,000)
Foreign	(2,749,000)	(4,559,000)
Totals	$(2,910,000)	$(4,923,000)

The federal, state and foreign income tax provisions are summarized as follows:

	Year Ended March 31,
	2025	2024
Current:
State	$(2,000)	$(2,000)

Deferred:
Foreign	(548,000)	198,000
Total income tax (expense) benefit	$(550,000)	$196,000

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for continuing operations is as follows:

	Year Ended March 31,
	2025		2024
Expected federal statutory rate	21.0%		21.0%
State income taxes, net of federal benefit	0.1%		0.2%
Foreign earnings taxed at different rates	6.7%		7.9%
Effect of permanent differences	(7.4%	)	(5.8%	)
Effect of intercompany interest permanent differences	(30.2%	)	(20.1%	)
True-up of state deferred assets	(68.4%	)	(1.5%	)
	(78.2%	)	1.7%
Change in valuation allowance	(59.3%	)	2.3%
Totals	(18.9%	)	4.0%

The tax effects of temporary differences that give rise to significant components of our deferred tax assets consist of:

	March 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$26,456,000	$28,692,000
Research and development tax credit carryforwards	1,749,000	1,796,000
Stock-based compensation	879,000	913,000
Reserves and accruals	618,000	659,000
Other deferred tax assets	41,000	52,000
Lease liability	10,000	22,000
Gross deferred tax assets	29,753,000	32,134,000

Less valuation allowance	(29,062,000)	(30,836,000)

Total deferred tax assets	$691,000	$1,298,000

Deferred tax liabilities:
Fixed assets	(6,000)	(10,000)
Prepaid expenses	(86,000)	(121,000)
Right of use asset	(10,000)	(22,000)
Gross deferred tax liabilities	(102,000)	(153,000)
Net deferred tax assets	$589,000	$1,145,000

As of March 31, 2025, we have net operating loss carryforwards for federal, state and foreign income tax purposes of approximately $107,700,000, $42,800,000 and $800,000, respectively. Due to the Tax Cuts and Job Act, federal NOL generated after March 31, 2018 have an indefinite life. Federal NOL generated on and before March 31, 2017 began to expire in 2024, if not utilized. State NOLs will begin to expire in the year 2026, if not utilized. Foreign NOLs will carry forward for 10 years.

As of March 31, 2025, we had federal and California research and development credit carryforward of approximately $950,000 and $790,000, respectively. As of March 31, 2024, we had federal and California research and development credit carryforward of approximately $1,006,000 and $790,000 respectively. The federal research and development credits began to expire in 2024 while the California research and development credits have no expiration date.

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

The Company has filed tax returns for federal, state and foreign jurisdictions. The Company’s evaluation of uncertain tax matters was performed for tax years ended through March 31, 2025. Generally, the Company is subject to audit for the years ended March 31, 2023, 2022 and 2021. The Company has elected to retain its existing accounting policy with respect to the treatment of interest and penalties attributable to income taxes, and continues to reflect interest and penalties attributable to income taxes, to the extent they arise, as a component of its income tax provision or benefit as well as its outstanding income tax assets and liabilities. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments to result in a material change to its financial position.

NOTE 15 – Employee Benefit Plan

The Company has a program to contribute and administer a qualified 401(k) plan. Under the 401(k) plan, the Company matches employee contributions to the plan up to 4% of the employee’s salary. Company contributions to the plan amounted to an aggregate of $88,000 and $82,000 for the years ended March 31, 2025 and 2024, respectively.

NOTE 16 – Revenue Disaggregation

The Company generates product revenues from products which are sold into the human and animal healthcare markets, and the Company generates service revenues from laboratory testing services which are provided to medical device manufacturers.

The following table presents the Company’s disaggregated revenues by source:

	Year Ended March 31,
	2025	2024
Product:
Human Care	$12,079,000	$10,110,000
Animal Care	1,653,000	2,203,000
Total Product Revenue	13,732,000	12,313,000
Service/Royalty	556,000	422,000
Total	$14,288,000	$12,735,000

The following table shows the Company’s revenues by geographic region:

	Year Ended March 31,
	2025	2024
United States	$2,611,000	$3,058,000
Europe	5,523,000	4,781,000
Asia	2,317,000	2,298,000
Latin America	2,962,000	1,726,000
Rest of the World	875,000	872,000
Total	$14,288,000	$12,735,000

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of our most recent fiscal quarter. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Evaluation of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rule 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2025. We have determined that there were adequate spreadsheet controls, an adequate separation of duties with preparation and review of the reported numbers, and adequate analysis of revenue reporting among other things. We believe we have taken steps to correct this and the controls have been working for a sufficient period of time to remove this weakness.

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

These improvements were targeted at strengthening our internal control over financial reporting and remediating the material weaknesses. We remain committed to an effective internal control environment, and management believes that these actions and the improvements management expects to achieve as a result effectively remediated the material weaknesses. The material weaknesses in our internal control over financial reporting are considered remediated and the controls have operated for a sufficient period of time and management has concluded, through testing that these controls operate effectively. As of the date of filing this Annual Report on Form 10-K, management has evaluated these additional controls and determined they are operating effectively. We have hired appropriate accounting staff to establish effective internal controls and processes.

Changes in Internal Control over Financial Reporting

There were changes in our internal control over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Sufficient time has elapsed to make the determination these controls are operating effectively.

ITEM 9B. Other Information

Equity Awards

On June 12, 2025, the Compensation Committee of the Board of Directors approved an equity award of 13,500 Restricted Stock Units (RSUs) to each of Ms. Trombly, Mr. Dvonch and Mr. Thornton, to be issued on June 19, 2025. The RSUs vest on the third anniversary of the grant date or upon change of control or as otherwise provided in an executive officer’s employment agreement.

During the quarter ended March 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended March 31, 2025 (the “2025 Proxy Statement”).

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

Code of Business Conduct

We have adopted a Code of Business Conduct that applies to all of our officers, directors, and employees, including our Chief Executive Officer, Chief Financial Officer, and other employees who perform financial or accounting functions. The Code of Business Conduct sets forth the basic principles that guide the business conduct of our employees. On November 5, 2024, our board of directors adopted changes to our Code of Business Conduct. The changes to the Code of Business Conduct were made to update the code to current best practices. In addition to some clerical changes, the Code of Business Conduct now explicitly reflects the definition of “code of ethics” in Item 406 of Regulation S-K. The Code also updates reporting procedures, including updates to our anonymous reporting hotline. We filed our Code of Business Conduct with the Securities and Exchange Commission as exhibit 14.1 to the current report on Form 8-K on November 7, 2024, and it is also available on our website at http://www.ir.sonomapharma.com/governance-documents. We will provide any person, without charge, copies of our Code of Business Conduct and Ethics upon request. Such requests should be in writing and addressed to: Sonoma Pharmaceuticals, Inc., Attention: Chief Financial Officer, 5445 Conestoga Court, Suite 150, Boulder, Colorado 80301.

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

ITEM 11. Executive Compensation

The information required by this Item is incorporated by reference to the 2025 Proxy Statement.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the 2025 Proxy Statement.

The information required to be disclosed by Item 201(d) of Regulation S-K, “Securities Authorized for Issuance Under Equity Compensation Plans,” appears under the caption “Equity Compensation Plan Information” in the 2024 Proxy Statement and such information is incorporated by reference into this report.

ITEM 13. Certain Relationships, Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the 2025 Proxy Statement.

ITEM 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the 2025 Proxy Statement.

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

(b) Exhibits

Exhibit Index

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., effective January 30, 2006 (included as exhibit 3.1 of the Company’s Annual Report on Form 10-K filed June 20, 2007, and incorporated herein by reference).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., effective October 22, 2008 (included as exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 21, 2008, and incorporated herein by reference).
3.4	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective March 29, 2013 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 22, 2013, and incorporated herein by reference).
3.5	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective December 4, 2014 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 8, 2014, and incorporated herein by reference).
3.6	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective October 22, 2015 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 27, 2015, and incorporated herein by reference).
3.7	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective June 24, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 28, 2016, and incorporated herein by reference).
3.8	Certificate of Amendment of Restated Certificate of Incorporation of Sonoma Pharmaceuticals, Inc., as amended, effective December 6, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 7, 2016, and incorporated herein by reference).
3.9	Amended and Restated Bylaws, as amended, of Sonoma Pharmaceuticals, Inc., effective December 6, 2016 (included as exhibit 3.2 to the Company’s Current Report on Form 8-K filed December 7, 2016, and incorporated herein by reference).
3.10	Amendment No. 1 to Amended and Restated Bylaws, as amended, of Sonoma Pharmaceuticals, Inc., effective June 14, 2024 (included as exhibit 3.10 to the Company’s Annual Report on Form 10-K filed June 17, 2024, and incorporated herein by reference).
3.11	Certificate of Designation of Preferences, Rights and Limitations of Series A 0% Convertible Preferred Stock, filed with the Delaware Secretary of State on April 24, 2012 (included as exhibit 4.2 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).
3.12	Certificate of Designation of Series B Preferred Stock, effective October 18, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 21, 2016, and incorporated herein by references).

3.13	Certificate of Amendment of Restated Certificate of Incorporation of Sonoma Pharmaceuticals, Inc., as amended, effective June 19, 2019 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 19, 2019, and incorporated herein by reference).
3.14	Certificate of Amendment of Restated Certificate of Incorporation of Sonoma Pharmaceuticals, Inc., as amended, effective August 29, 2024 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 28, 2024, and incorporated herein by reference).
4.1	Specimen Common Stock Certificate (included as exhibit 4.1 to the Company’s Annual Report on Form 10-K filed June 28, 2017, and incorporated herein by reference).
4.2	Section 382 Rights Agreement, dated as of October 18, 2016, between Oculus Innovative Sciences, Inc. and Computershare Inc., which includes the Form of Certificate of Designation of Series B Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 21, 2016, and incorporated herein by reference).
10.1	Form of Indemnification Agreement between Oculus Innovative Sciences, Inc. and its officers and directors (included as exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.2	Office Lease Agreement, dated May 18, 2006, between Oculus Technologies of Mexico, S.A. de C.V. and Antonio Sergio Arturo Fernandez Valenzuela (translated from Spanish) (included as exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.3	Office Lease Agreement, dated July 2003, between Oculus Innovative Sciences, B.V. and Artikona Holding B.V. (translated from Dutch) (included as exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.4	Form of Director Agreement (included as exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.5	Amendment to Office Lease Agreement, effective February 15, 2008, by and between Oculus Innovative Sciences Netherlands B.V. and Artikona Holding B.V. (translated from Dutch) (included as exhibit 10.44 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).
10.6†	Exclusive Sales and Distribution Agreement, dated November 6, 2015, by and between Oculus Innovative Sciences, Inc. and Manna Pro Products, LLC (included as exhibit 10.1 to the Company’s 8-K filed March 23, 2016 and incorporated herein by reference).
10.7†	Asset Purchase Agreement dated October 27, 2016, between Oculus Innovative Sciences, Inc. and Invekra, S.A.P.I de C.V. (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 31, 2016, and incorporated herein by reference).
10.8†	Amendment Agreement to Acquisition Option dated October 27, 2016, by and between More Pharma Corporation S. de R.L. de C.V. and Oculus Technologies of Mexico, S.A. de C.V. (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 31, 2016, and incorporated herein by reference).
10.9	2016 Equity Incentive Plan (included as exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2016, and incorporated herein by reference).
10.10⸸+	Asset Purchase Agreement dated May 14, 2019, between Sonoma Pharmaceuticals, Inc. and Petagon, Ltd. (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 22, 2019, and incorporated herein by reference).
10.11⸸+	Asset Purchase Agreement dated February 21, 2020, between Sonoma Pharmaceuticals, Inc. and MicroSafe Group, DMCC (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 27, 2020, and incorporated herein by reference.)
10.12⸸+	License, Distribution and Supply Agreement by and between Sonoma Pharmaceuticals, Inc. and Brill International, S.L. dated May 19, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 26, 2020, and incorporated herein by reference.)
10.13⸸	Licensing Agreement between Sonoma Pharmaceuticals, Inc. and MicroSafe Group, effective July 27, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 6, 2020, and incorporated herein by reference).
10.14	2021 Equity Incentive Plan (included as appendix on the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2021 and incorporated herein by reference).
10.15	2024 Equity Incentive Plan (included as appendix on the Company’s Definitive Proxy Statement on Schedule 14A filed July 1, 2024 and incorporated herein by reference).

10.16+⸸	Exclusive License and Distribution Agreement between the Company and Dyamed Biotech Pte Ltd., dated November 4, 2021 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 9, 2021, and incorporated herein by reference).
10.17+⸸	Exclusive License and Distribution Agreement between Sonoma Pharmaceuticals, Inc. and Anlicare International dated January 18, 2022 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 20, 2022, and incorporated herein by reference).
10.18	Sonoma Pharmaceuticals, Inc. Non-Employee Director Compensation Program and Stock Ownership Guidelines, revised by the Board of Directors on December 29, 2022 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 30, 2022, and incorporated herein by reference).
10.19	Amended and Restated Employment Agreement by and between the Company and Amy Trombly, dated June 16, 2023 (included as exhibit 10.38 to the Company’s Annual Report on Form 10-K filed June 21, 2023, and incorporated herein by reference).
10.20	Amended and Restated Employment Agreement by and between the Company and Bruce Thornton, dated June 16, 2023 (included as exhibit 10.39 to the Company’s Annual Report on Form 10-K filed June 21, 2023, and incorporated herein by reference).
10.21	First Amendment to the Lease between the Company and Westland Development Services, Inc., dated June 21, 2023 (included as exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2023, and incorporated herein by reference).
10.22	Equity Distribution Agreement, by and between Sonoma Pharmaceuticals, Inc. and Maxim Group LLC, dated December 15, 2023 (included as exhibit 1.1 to the Company’s Current Report on Form 8-K filed December 15, 2023, and incorporated herein by reference).
10.23	Offer letter to Jerome Dvonch dated February 7, 2024 (included as exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q filed February 8, 2024, and incorporated herein by reference).
10.24	Offer letter to John Dal Poggetto dated February 7, 2024 (included as exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q filed February 8, 2024 and incorporated herein by reference).
10.25	Amendment No. 1 to Equity Distribution Agreement, by and between Sonoma Pharmaceuticals, Inc. and Maxim Group LLC., dated March 8, 2024 (included as exhibit 1.1 to the Company’s Current Report on Form 8-K filed March 8, 2024, and incorporated herein by reference).
10.26⸸+	Distribution Agreement, dated August 19, 2024, by and between Sonoma Pharmaceuticals, Inc. and Medline Industries, LP (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 21, 2024, and incorporated herein by reference).
10.27+	Amendment No. 1 to Distribution Agreement, dated October 17, 2024, by and between Sonoma Pharmaceuticals, Inc. and Medline Industries, LP (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 22, 2024, and incorporated herein by reference).
10.28⸸+	Master Supply Agreement, dated January 29, 2025, by and between Sonoma Pharmaceuticals, Inc. and WellSpring Pharmaceutical Corporation (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 30, 2025, and incorporated herein by reference).
10.29⸸+	Amendment No. 1 to Master Supply Agreement, dated March 21, 2025, by and between Sonoma Pharmaceuticals, Inc. and WellSpring Pharmaceutical Corporation (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 25, 2025, and incorporated herein by reference).
10.30⸸+*	Amendment No. 2 to Master Supply Agreement, dated June 2, 2025, by and between Sonoma Pharmaceuticals, Inc. and WellSpring Pharmaceutical Corporation.
10.31⸸+*	Distribution and Supply Agreement, effective March 28, 2025, by and between Sonoma Pharmaceuticals, Inc. and Phase One Health, LLC.
14.1	Code of Business Conduct, as revised and adopted on November 5, 2024 (included as exhibit 14.1 to the Company’s Quarterly Report on Form 10-Q filed November 7, 2024, and incorporated herein by reference).
19*	Sonoma Pharmaceuticals, Inc. Policy as to Trades in the Company’s Securities by Company Personnel and Treatment of Confidential Information, as amended on December 20, 2023.
21.1	List of Subsidiaries (included as exhibit 21.1 to the Company’s Annual Report on Form 10-K June 28, 2017, and incorporated herein by reference).
23.1*	Consent of Frazier & Deeter, LLC, independent registered public accounting firm.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Sonoma Pharmaceuticals, Inc. Compensation Clawback Policy (included as Exhibit 97 to the Company’s Annual Report on Form 10-K filed June 17, 2024, and incorporated herein by reference).
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

*	Filed herewith.
†	Confidential treatment has been granted with respect to certain portions of this agreement.
⸸	Certain portions of the exhibit have been omitted to preserve the confidentiality of such information. The Company will furnish copies of any such information to the SEC upon request.
+	The schedules to the exhibit have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any such schedules to the SEC upon request.

Copies of above exhibits not contained herein are available to any stockholder, upon payment of a reasonable per page fee, upon written request to: Chief Financial Officer, Sonoma Pharmaceuticals, Inc., 5445 Conestoga Court, Suite 150, Boulder, Colorado 80301.

(c) Financial Statements and Schedules

Reference is made to Item 15(a)(2) above.

ITEM 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONOMA PHARMACEUTICALS, INC.

Date: June 17, 2025	By:	/s/ Amy Trombly
Amy Trombly President and Chief Executive Officer, (Principal Executive Officer)

Date: June 17, 2025		/s/ Jerome Dvonch
Jerome Dvonch
Chief Financial Officer
(Principal Financial and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Amy Trombly	President, Chief Executive Officer	June 17, 2025
Amy Trombly	(Principal Executive Officer)

/s/ Jerome Dvonch	Chief Financial Officer	June 17, 2025
Jerome Dvonch	(Principal Financial and Principal Accounting Officer)

/s/ Jay Edward Birnbaum	Director	June 17, 2025
Jay Edward Birnbaum

/s/ Philippe Weigerstorfer	Director	June 17, 2025
Philippe Weigerstorfer

/s/ Jerry McLaughlin	Director	June 17, 2025
Jerry McLaughlin

