Form 10-Q
period 2025-06-30
Sonoma Pharmaceuticals, Inc.
filed 2025-08-07
CIK 1367083

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of August 7, 2025 was 1,643,265.

SONOMA PHARMACEUTICALS, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2025	March 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,605	$5,374
Accounts receivable, net	2,602	2,232
Inventories, net	3,802	2,915
Prepaid expenses and other current assets	2,868	1,915
Current portion of deferred consideration, net of discount	230	212
Total current assets	13,107	12,648
Property and equipment, net	301	225
Operating lease, right of use assets	536	84
Deferred tax asset, net	546	589
Deferred consideration, net of discount, less current portion	24	73
Other assets	80	74
Total assets	$14,594	$13,693

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,046	$953
Accrued expenses and other current liabilities	1,836	2,224
Deferred revenue, current portion	731	641
Short-term debt	139	220
Operating lease liabilities, current portion	96	58
Total current liabilities	4,848	4,096
Deferred revenue, net of current portion	4	17
Withholding tax payable	5,246	5,142
Operating lease liabilities, less current portion	440	27
Total liabilities	10,538	9,282
Commitments and Contingencies (Note 5)
Stockholders’ Equity:
Convertible preferred stock, $0.0001 par value; 714,286 shares authorized at June 30, 2025 and March 31, 2025, no shares issued and outstanding at June 30, 2025 and March 31, 2025	–	–
Common stock, $0.0001 par value; 50,000,000 shares authorized at June 30, 2025 and March 31, 2025, 1,642,765 and 1,634,265 shares issued and outstanding at June 30, 2025 and March 31, 2025, respectively (Note 1)	–	–
Additional paid-in capital	206,673	206,593
Accumulated deficit	(199,047)	(197,806)
Accumulated other comprehensive loss	(3,570)	(4,376)
Total stockholders’ equity	4,056	4,411
Total liabilities and stockholders’ equity	$14,594	$13,693

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2025	2024
Revenues	$4,015	$3,391
Cost of revenues	2,551	2,085
Gross profit	1,464	1,306
Operating expenses:
Research and development	594	470
Selling, general and administrative	1,965	2,009
Total operating expenses	2,559	2,479
Loss from operations	(1,095)	(1,173)
Other (expense) income, net	(147)	176
Loss from operations before income taxes	(1,242)	(997)
Income tax benefit (expense)	1	(146)
Net loss	$(1,241)	$(1,143)

Net loss per share: basic and diluted	$(0.76)	$(1.34)

Weighted-average shares outstanding: basic and diluted	1,641	851

Other comprehensive loss:
Net loss	$(1,241)	$(1,143)
Foreign currency translation adjustments	806	(881)
Comprehensive loss	$(435)	$(2,024)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,241)	$(1,143)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	36	39
Stock-based compensation	57	107
Deferred income tax expense	93	122
Operating lease right-of-use asset	(448)	55
Changes in operating assets and liabilities:
Accounts receivable, net	(216)	(470)
Inventories, net	(652)	(114)
Prepaid expenses and other current assets	(819)	59
Deferred consideration, net of discount	55	53
Accounts payable	1,026	182
Accrued expenses and other current liabilities	(484)	186
Withholding tax payable	104	112
Operating lease liabilities	448	(55)
Deferred revenue	26	(45)
Net cash used in operating activities	(2,015)	(912)
Cash flows from investing activities:
Purchases of property and equipment	(106)	(5)
Net cash used in investing activities	(106)	(5)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering expenses	–	748
Proceeds from exercise of employee stock options	23	7
Principal payments on short-term debt	(81)	(119)
Net cash (used in) provided by financing activities	(58)	636
Effect of exchange rate on cash and cash equivalents	410	(258)
Net decrease in cash and cash equivalents	(1,769)	(539)
Cash and cash equivalents, beginning of period	5,374	3,128
Cash and cash equivalents, end of period	$3,605	$2,589

Supplemental disclosure of cash flow information:
Cash paid for interest	$3	$5

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024

(In thousands, except share amounts)

(Unaudited)

	Common Stock ($0.0001 par Value)		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance, March 31, 2025	1,634,265	$–	$206,593	$(197,806)	$(4,376)	$4,411
Exercise of employee stock options	8,500	–	23	–	–	23
Employee stock-based compensation	–	–	57	–	–	57
Foreign currency translation adjustment	–	–	–	–	806	806
Net loss	–	–	–	(1,241)	–	(1,241)
Balance, June 30, 2025	1,642,765	$–	$206,673	$(199,047)	$(3,570)	$4,056

	Common Stock ($0.0001 par Value)		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance, March 31, 2024	780,371	$–	$203,209	$(194,349)	$(2,723)	$6,137
Proceeds from At-the-Market sale of common stock, net of offering expenses	158,311	–	748	–	–	748
Exercise of employee stock options	2,000	–	7	–	–	7
Employee stock-based compensation	9,538	–	107	–	–	107
Foreign currency translation adjustment	–	–	–	–	(881)	(881)
Net loss	–	–	–	(1,143)	–	(1,143)
Balance, June 30, 2024	950,220	$–	$204,071	$(195,492)	$(3,604)	$4,975

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to nearest thousand unless specified)

(Unaudited)

Note 1.	Organization and Recent Developments

Organization

Sonoma Pharmaceuticals, Inc. (the “Company”) was incorporated under the laws of the State of California in April 1999 and was reincorporated under the laws of the State of Delaware in December 2006. The Company moved its principal office from Petaluma, California to Woodstock, Georgia in June 2020 and to Boulder, Colorado in October 2022. The Company is a global healthcare leader for developing and producing stabilized hypochlorous acid (“HOCl”) products for a wide range of applications, including wound care, eye care, dermatological conditions, podiatry, animal health care, and as a non-toxic disinfectant. The Company’s products are clinically proven to reduce itch, pain, scarring, and irritation safely and without damaging healthy tissue. In-vitro and clinical studies of HOCl show it to safely manage skin abrasions, lacerations, minor irritations, cuts, and intact skin. The Company sells its products either directly or via partners in 55 countries worldwide.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and are in the form prescribed by the Securities and Exchange Commission (the “SEC”) in instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods indicated. All material intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended March 31, 2025, and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on June 17, 2025.

Note 2.	Liquidity and Financial Condition

The Company reported a net loss of $1,241,000 and $1,143,000 for the three months ended June 30, 2025 and 2024, respectively. At June 30, 2025 and March 31, 2025, the Company’s accumulated deficit amounted to $199,047,000 and $197,806,000, respectively. The Company had working capital of $8,259,000 and $8,552,000 as of June 30, 2025 and March 31, 2025, respectively. During the three months ended June 30, 2025 and 2024, net cash used in operating activities amounted to $2,015,000 and $912,000, respectively.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Significant estimates and assumptions include the valuation allowance relating to the Company’s deferred tax assets. Periodically, the Company evaluates and adjusts estimates accordingly.

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

The following table provides the net loss for each period along with the computation of basic and diluted net loss per share:

	For the Three Months Ended June 30,
(In thousands, except per share data)	2025	2024

Net loss	$(1,241)	$(1,143)

Weighted-average number of common shares outstanding: basic and diluted	1,641	851

Net loss per share: basic and diluted	$(0.76)	$(1.34)

The computation of basic and diluted loss per share for the three months ended June 30, 2025 and 2024 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	June 30,
(In thousands)	2025	2024
Common stock to be issued upon vesting of restricted stock units	106	–
Common stock to be issued upon exercise of options	72	50
	178	50

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

The Company assessed the promised goods and services in the technical support contract with Invekra for a ten-year period as being a distinct service that Invekra can benefit from on its own and as separately identifiable from any other promises within the contract. Given that the distinct service is not substantially the same as other goods and services within the Invekra contract, the Company accounted for the distinct service as a performance obligation. At June 30, 2025, March 31, 2025 and March 31, 2024, the Company had deferred revenue related to Invekra in the amounts of $61,000, $69,000 and $152,000, respectively.

Accounts Receivable

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts, and sales returns. Estimates for cash discounts and sales returns are based on analysis of contractual terms and historical trends.

The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Other factors that the Company considers include its existing contractual obligations, historical payment patterns of its customers and individual customer circumstances, an analysis of days sales outstanding by customer and geographic region, and a review of the local economic environment and its potential impact on government funding and reimbursement practices. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company did not deem it necessary to record an allowance for doubtful accounts for probable credit losses at June 30, 2025, March 31, 2025 and March 31, 2024. At June 30, 2025, March 31, 2025 and March 31, 2024, the Company’s accounts receivable, net balances are $2,602,000, $2,232,000 and $2,898,000, respectively. Additionally, at June 30, 2025, March 31, 2025 and March 31, 2024, the Company has allowances of $19,000, $8,000 and $27,000, respectively, related to potential discounts, returns, distributor fees and rebates. The allowances are included in accounts receivable, net in the accompanying condensed consolidated balance sheets.

Inventories

Inventories are stated at the lower of cost, cost being determined on a standard cost basis (which approximates actual cost on a first-in, first-out basis), or net realizable value.

Due to changing market conditions, estimated future requirements, age of the inventories on hand and production of new products, the Company regularly reviews inventory quantities on hand and records a provision to write down excess and obsolete inventory to its estimated net realizable value. At June 30, 2025 and March 31, 2025, the Company recorded provisions to reduce the carrying amounts of inventories to their net realizable value in the amounts of $304,000 and $298,000, respectively, which is included in inventories, net in the accompanying condensed consolidated balance sheets.

Segment Reporting

The Company has one primary business activity and operates in one reportable segment. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer (“CEO”) who evaluates performance and makes operating decisions about allocating resources based on financial data presented on a consolidated basis. The measures of profitability and the significant segment expenses reviewed by the CODM are consistent with these financial statements and footnotes.

Recent Accounting Standards

Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, establishes incremental disaggregation of income tax disclosure pertaining to the effective tax rate reconciliation and income taxes paid. This standard is effective for fiscal years beginning after December 31, 2024 and requires prospective application with the option to apply it retrospectively. The Company intends to adopt this standard in its Annual Report on Form 10-K for the year ended March 31, 2026. The Company is currently evaluating the potential impact of adopting the standard on its disclosures.

This and other accounting standards that have been issued or proposed by the FASB, the SEC or other standard setting bodies that do not require adoption until a future date are not expected to have a material impact on the condensed consolidated financial statements upon adoption.

Note 4.	Condensed Consolidated Balance Sheet

Inventories, net

Inventories, net consist of the following:

	June 30,	March 31,
	2025	2025
Raw materials	$1,755,000	$1,395,000
Finished goods	2,351,000	1,818,000
	4,106,000	3,213,000
Less: allowance for obsolete and excess inventory	(304,000)	(298,000)
Total inventories, net	$3,802,000	$2,915,000

Leases

The Company’s operating leases are comprised primarily of facility leases. Balance sheet information related to the Company’s leases is presented below:

	June 30,	March 31,
	2025	2025
Operating leases:
Operating lease right-of-use assets	$536,000	$84,000
Operating lease liabilities – current	96,000	58,000
Operating lease liabilities – non-current	440,000	27,000

Other information related to leases is presented below:

Three Months Ended June 30, 2025
Operating lease cost	$87,000
Other information:
Operating cash flows from operating leases	$(448,000)
Weighted-average remaining lease term – operating leases (in months)	53.3
Weighted-average discount rate – operating leases	10.7%

As of June 30, 2025, the annual minimum lease payments of our operating lease liabilities were as follows:

For Years Ending March 31,
2026 (excluding the three months ended June 30, 2025)	$126,000
2027	139,000
2028	146,000
2029	149,000
2030	164,000
Thereafter	13,000
Total future minimum lease payments, undiscounted	737,000
Less: imputed interest	(201,000)
Present value of future minimum lease payments	$536,000

Note 5.	Commitments and Contingencies

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

As of June 30, 2025, with respect to these agreements, aggregated annual salaries was $675,000 and potential severance payments to these key executives is $1,519,000 if triggered.

Note 6.	Debt

Financing of Insurance Premiums

On February 1, 2025, the Company entered into a note agreement for $274,000 with an interest rate of 7.97% per annum with final payment on November 1, 2025. This instrument was issued in connection with financing insurance premiums. At June 30, 2025 and March 31, 2025, the outstanding principal on the note amounted to $139,000 and $220,000, respectively.

Note 7.	Stock-Based Compensation

For the three months ended June 30, 2025 and 2024, the Company incurred $57,000 and $107,000 of stock-based compensation expense, respectively. All stock-based compensation incurred is included in selling, general and administrative expense in the accompanying condensed consolidated statements of comprehensive loss.

For the three months ended June 30, 2025 the Company estimated the fair value of employee and non-employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options was estimated using the following weighted-average assumptions:

Weighted -
Average
Assumptions
Fair value of the Company’s common stock on date of grant	$2.85
Expected term	5 years
Risk-free interest rate	4.38%
Dividend yield	0%
Volatility	112.56%
Fair value of options granted	$2.32

At June 30, 2025, there was unrecognized compensation costs of $233,000 related to stock options which is expected to be recognized over a weighted-average amortization period of 1.33 years.

Stock options award activity is as follows:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at April 1, 2025	73,081	$43.27
Options granted	9,000	2.85
Options exercised	(8,500)	2.68
Options forfeited	(1,074)	79.15
Options expired	–	–
Outstanding at June 30, 2025	72,507	$42.47
Exercisable at June 30, 2025	39,177	$73.86

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock, or $2.85 per share at June 30, 2025.

Restricted stock award activity is as follows:

	Number of Shares	Weighted Average Award Date Fair Value per Share
Unvested restricted stock awards outstanding at April 1, 2025	45,000	$2.68
Restricted stock awards granted	60,500	2.85
Restricted stock awards vested	–	–
Unvested restricted stock awards outstanding at June 30, 2025	105,500	$2.78

A tax benefit of $23,000 has been recognized as a result of non-qualified stock options exercised during the three months ended June 30, 2025.

The Company issues new shares of common stock upon exercise of stock options or release of restricted stock awards.

Note 8.	Income Taxes

At the end of each interim reporting period, the Company determines the income tax provision by using an estimate of the annual effective tax rate, adjusted for discrete items occurring in the quarter.

Our effective tax rate for the three months ended June 30, 2025 was (0.06)%. The Company’s effective tax rate for the three months ended June 30, 2025 differed from the federal statutory tax rate of 21% primarily due to the valuation allowance recognized against deferred tax assets in the U.S.

Judgment is required in determining whether deferred tax assets will be realized in full or in part. Management assesses the available positive and negative evidence on a jurisdictional basis to estimate if deferred tax assets will be recognized and when it is more likely than not that all or some deferred tax assets will not be realized, and a valuation allowance must be established. As of June 30, 2025, the Company continues to maintain a valuation allowance in the U.S.

Note 9.	Revenue Disaggregation

The Company generates product revenues from products which are sold into the human and animal healthcare markets.

The following table presents the Company’s disaggregated revenues by source:

	Three Months Ended June 30,
Product	2025	2024
Human Care	$3,555,000	$2,992,000
Animal Care	460,000	399,000
Total Product	4,015,000	3,391,000

The following table shows the Company’s revenues by geographic region:

	Three Months Ended June 30,
	2025	2024
United States	$1,005,000	$642,000
Europe	1,468,000	1,288,000
Asia	662,000	477,000
Latin America	564,000	880,000
Rest of the World	316,000	104,000
Total	$4,015,000	$3,391,000

Note 10.	Significant Customer Concentrations

The following table shows major customers revenues as a percentage of net revenue:

	For the Three Months Ended June 30,
	2025	2024
Customer A	10%	*%
Customer B	14%	26%
Customer C	19%	18%

The following table shows major customers accounts receivable balances as a percentage of net accounts receivables:

	June 30,
	2025	2024
Customer A	*%	16%
Customer B	*%	17%
Customer C	14%	11%
Customer D	13%	17%

*	% Represents less than 10%

Note 11.	Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date the condensed consolidated financial statements were issued. The Company does not have subsequent events to report.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as of June 30, 2025 and our audited consolidated financial statements for the year ended March 31, 2025 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 17, 2025.

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

Our Business

We are a global healthcare leader for developing and producing stabilized hypochlorous acid, or HOCl, products for a wide range of applications, including wound care, eye care, dermatological conditions, podiatry, animal health care and non-toxic disinfectants. Our products are clinically proven to reduce itch, pain, scarring, and irritation safely and without damaging healthy tissue. In-vitro and clinical studies of HOCl show it to safely manage skin abrasions, lacerations, minor irritations, cuts, and intact skin. We sell our products either directly or via partners in 55 countries worldwide.

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

We sell our products into many markets both in the U.S. and internationally. In international markets, we sell a variety of products into over 55 countries. Our core strategy is to work with partners both in the United States and around the world to market and distribute our products. In some cases, we market and sell our own products.

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

Our consumer products are available through online retailers, our online store and third-party distributors. On January 29, 2025, we entered into a Master Supply Agreement with WellSpring Pharmaceutical Corporation for the sale of our Microcyn® technology-based products to large retailers in the United States. The agreement is for an initial term of two years, subject to three automatic one-year renewal periods. We amended the agreement on March 21, June 2, and July 23, 2025 to include additional products for distribution.

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

We sell dermatology products in international markets through distributors. In these markets, we have a network of partners, ranging from country specific distributors to large pharmaceutical companies to full-service sales and marketing companies. We work with our international partners to create products they can market in their home country. Some products we develop and manufacture are custom label while others use branding we have already developed. We have created or co-developed a wide range of products for international markets using our core HOCl technology.

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

In August 2024, we entered into a distribution agreement with Medline Industries, LP, for the marketing and distribution of our wound care products in the United States. The agreement is for an initial term of five years, subject to automatic one-year renewal periods. In October 2024, we entered into an amendment to the agreement which allows Medline to also sell our wound care products in Canada, as well as to sell additional over-the-counter wound care products to retailers in both countries.

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

We sell Ocucyn® Eyelid & Eyelash Cleanser to consumers through our online store, and third party distributors. Ocucyn is designed for everyday use as a safe, gentle, and effective solution for good eyelid and eyelash hygiene. In international markets we rely on distribution partners to sell our eye products.

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

For our animal health products sold in the U.S., we partner with Compana Pet Brands. Compana distributes non-prescription products to national pet-store retail chains and farm animal specialty stores, such as PetSmart, Tractor Supply, and Menards.

For the Asian and European markets, in May 2019 we partnered with Petagon, an international importer and distributor of quality pet food and products, for an initial term of five years. We supply Petagon with all MicrocynAH products sold by Petagon.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

Revenue

The following table shows our consolidated total revenue and revenue by geographic region for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
(In thousands)	2025	2024	$ Change	% Change
United States	$1,005	$642	$363	57%
Europe	1,468	1,288	180	14%
Asia	662	477	185	39%
Latin America	564	880	(316)	(36%	)
Rest of the World	316	104	212	204%
Total	$4,015	$3,391	$624	18%

The increase in United States revenue of $363,000 for the three months ended June 30, 2025 was primarily the result of an increase in revenue related to human health care products and over-the-counter animal health care products.

The increase in Europe revenue for the three months ended June 30, 2025 of $180,000 was the result of a general increase in demand for our products.

The increase in Asia revenue of $185,000 for the three months ended June 30, 2025 was primarily due to timing of orders. Revenues from our international distributors tend to fluctuate from period to period due to customer placement of larger but less frequent orders to benefit from quantity discounts and reduced shipping costs.

The decrease in Latin America revenue for the three months ended June 30, 2025 of $316,000 was primarily due to timing of customer orders for overflow manufacturing.

The increase in Rest of World revenue for the three months ended June 30, 2025 of $212,000 was primarily due to timing of customer orders.

Cost of Revenue and Gross Profit

The cost of revenue and gross profit metrics for the three months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30,
(In thousands, except for percentages)	2025	2024	$ Change	% Change
Cost of Revenues	$2,551	$2,085	$466	22%
Cost of Revenue as a % of Revenues	64%	61%
Gross Profit	$1,464	$1,306	$158	12%
Gross Profit as a % of Revenues	36%	39%

The increase in gross profit of $158,000 for the three months ended June 30, 2025, as compared to the prior period, was primarily due to an increase in revenue and overall product mix.

Research and Development Expense

The research and development expense metrics for the three months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30,
(In thousands, except for percentages)	2025	2024	$ Change	% Change
Research and Development Expense	$594	$470	$124	26%
Research and Development Expense as a % of Revenues	15%	14%

Increases in research and development expenses for the three months ended June 30, 2025 of $124,000 were primarily due to increased product development to support new product releases.

Selling, General and Administrative Expense

The selling, general and administrative expense metrics for the three months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30,
(In thousands, except for percentages)	2025	2024	Change	% Change
Selling, General and Administrative Expense	$1,965	$2,009	$(44)	(2%	)
Selling, General and Administrative Expense as a % of Revenues	49%	59%

The decline in selling, general and administrative expenses for the three months ended June 30, 2025 of $44,000 was the result of ongoing efforts to contain expenses across all parts of the company.

Other (Expense) Income, net

Other (expense) income, net for the three months ended June 30, 2025 was $(147,000) compared to $176,000 for the three months ended June 30, 2024. Other (expense) income, net in the current period primarily relates to exchange rate fluctuations, offset by the recognition of income of approximately $323,000 related to employee retention credits. Other (expense) income, net in the prior period primarily relates to exchange rate fluctuations.

Income Tax Benefit (Expense)

Income tax benefit (expense) for the three months ended June 30, 2025 and 2024 was $1,000 and ($146,000), respectively. The benefit for the current period was related to an increase in our Mexico deferred tax asset. The expense for the prior period is primarily related to the use of our Mexico deferred tax asset.

Net Loss

The following table provides the net loss for each period along with the computation of basic and diluted net loss per share:

	Three Months Ended June 30,
(In thousands, except per share data)	2025	2024
Net loss	$(1,241)	$(1,143)

Weighted-average shares outstanding: basic and diluted	1,641	851

Net loss per share: basic and diluted	$(0.76)	$(1.34)

Liquidity and Capital Resources

We reported a net loss of $1,241,000 and $1,143,000 for the three months ended June 30, 2025 and June 30, 2024, respectively. At June 30, 2025 and March 31, 2025, our accumulated deficit amounted to $199,047,000 and $197,806,000, respectively. At June 30, 2025 and March 31, 2025, we had cash and cash equivalents of $3,605,000 and $5,374,000, respectively. At June 30, 2025 and March 31, 2025, we had working capital of $8,259,000 and $8,552,000, respectively.

Sources of Liquidity

Since our inception, substantially all of our operations have been financed through sales of equity securities. Other sources of financing that we have used to date include our revenues, as well as various loans and the sale of certain assets to customers.

Since July 1, 2024, substantially all of our operations have been financed through cash on hand and the following transactions:

•	Proceeds of $2,238,000, net of offering expenses, from the sale of common stock at various dates; and
•	Proceeds of $619,000 related to employee retention credits for the years 2020 and 2021.

Cash Flows

The following table presents a summary of our condensed consolidated cash flows for operating, investing and financing activities for the three months ended June 30, 2025 and 2024 as well as balances of cash and cash equivalents and working capital:

	Three Months ended June 30,
(In thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$(2,015)	$(912)
Investing activities	(106)	(5)
Financing activities	(58)	636
Effect of exchange rates on cash	410	(258)
Net change in cash and cash equivalents	(1,769)	(539)
Cash and cash equivalents, beginning of the period	5,374	3,128
Cash and cash equivalents, end of the period	$3,605	$2,589
Working capital (1), end of period	$8,259	$8,176

(1)	Defined as current assets minus current liabilities.

Net cash used in operating activities during the three months ended June 30, 2025 was $2,015,000, primarily due to our net loss of $1,241,000, an increase in accounts receivable of $216,000, an increase in inventory of $652,000, an increase in prepaid expenses of $819,000 offset by stock compensation of $57,000, and an increase in accounts payable of $1,026,000.

Net cash used in operating activities during the three months ended June 30, 2024 was $912,000, primarily due to a net loss of $1,143,000 offset by stock related compensation expense of $107,000.

Net cash used in investing activities was $106,000 for the three months ended June 30, 2025, primarily related to the purchase of equipment.

Net cash used in investing activities was $5,000 for the three months ended June 30, 2024, primarily related to the purchase of equipment.

Net cash used in financing activities was $58,000 for the three months ended June 30, 2025, primarily related to exercise of stock options of $23,000 offset by $81,000 of principal payments on a short-term loan related to financing of insurance premiums.

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

On July 4, 2025, the United States enacted tax reform legislation through the One Big Beautiful Bill Act ("OBBBA"), which changes existing U.S. tax laws, including extending or making permanent certain provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We anticipate an insignificant impact to deferred tax assets and liabilities and to income taxes payable in the period of enactment. We continue to evaluate the impact the new legislation will have on our consolidated financial statements.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Significant estimates and assumptions include the valuation allowance relating to our deferred tax assets. Periodically, we evaluate and adjust estimates accordingly.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) prior to the filing of this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were, in design and operation effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the first quarter of fiscal year 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure control system were met.

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

There have been no material changes from risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended March 31, 2025, as filed with the SEC June 17, 2025.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue any unregistered securities during the quarter ended June 30, 2025 and through August 7, 2025.

Item 3.	Default Upon Senior Securities

We did not default upon any senior securities during the quarter ended June 30, 2025.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

During the quarter ended June 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

Exhibit Index

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., effective January 30, 2006 (included as exhibit 3.1 of the Company’s Annual Report on Form 10-K filed June 20, 2007, and incorporated herein by reference).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., effective October 22, 2008 (included as exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 21, 2008, and incorporated herein by reference).
3.4	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective March 29, 2013 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 22, 2013, and incorporated herein by reference).
3.5	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective December 4, 2014 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 8, 2014, and incorporated herein by reference).
3.6	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective October 22, 2015 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 27, 2015, and incorporated herein by reference).
3.7	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective June 24, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 28, 2016, and incorporated herein by reference).

3.8	Certificate of Amendment of Restated Certificate of Incorporation of Sonoma Pharmaceuticals, Inc., as amended, effective December 6, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 7, 2016, and incorporated herein by reference).
3.9	Amended and Restated Bylaws, as amended, of Sonoma Pharmaceuticals, Inc., effective December 6, 2016 (included as exhibit 3.2 to the Company’s Current Report on Form 8-K filed December 7, 2016, and incorporated herein by reference).
3.10	Amendment No. 1 to Amended and Restated Bylaws, as amended, of Sonoma Pharmaceuticals, Inc., effective June 14, 2024 (included as exhibit 3.10 to the Company’s Annual Report on Form 10-K filed June 17, 2024, and incorporated herein by reference).
3.11	Certificate of Designation of Preferences, Rights and Limitations of Series A 0% Convertible Preferred Stock, filed with the Delaware Secretary of State on April 24, 2012 (included as exhibit 4.2 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).
3.12	Certificate of Designation of Series B Preferred Stock, effective October 18, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 21, 2016, and incorporated herein by references).
3.13	Certificate of Amendment of Restated Certificate of Incorporation of Sonoma Pharmaceuticals, Inc., as amended, effective June 19, 2019 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 19, 2019, and incorporated herein by reference).
3.14	Certificate of Amendment of Restated Certificate of Incorporation of Sonoma Pharmaceuticals, Inc., as amended, effective August 29, 2024 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 28, 2024, and incorporated herein by reference).
4.1	Specimen Common Stock Certificate (included as exhibit 4.1 to the Company’s Annual Report on Form 10-K filed June 28, 2017, and incorporated herein by reference).
4.2	Section 382 Rights Agreement, dated as of October 18, 2016, between Oculus Innovative Sciences, Inc. and Computershare Inc., which includes the Form of Certificate of Designation of Series B Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 21, 2016, and incorporated herein by reference).
10.1	Form of Indemnification Agreement between Oculus Innovative Sciences, Inc. and its officers and directors (included as exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.2	Office Lease Agreement, dated May 18, 2006, between Oculus Technologies of Mexico, S.A. de C.V. and Antonio Sergio Arturo Fernandez Valenzuela (translated from Spanish) (included as exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.3	Office Lease Agreement, dated July 2003, between Oculus Innovative Sciences, B.V. and Artikona Holding B.V. (translated from Dutch) (included as exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.4	Form of Director Agreement (included as exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.5	Amendment to Office Lease Agreement, effective February 15, 2008, by and between Oculus Innovative Sciences Netherlands B.V. and Artikona Holding B.V. (translated from Dutch) (included as exhibit 10.44 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).
10.6†	Exclusive Sales and Distribution Agreement, dated November 6, 2015, by and between Oculus Innovative Sciences, Inc. and Manna Pro Products, LLC (included as exhibit 10.1 to the Company’s 8-K filed March 23, 2016 and incorporated herein by reference).
10.7†	Asset Purchase Agreement dated October 27, 2016, between Oculus Innovative Sciences, Inc. and Invekra, S.A.P.I de C.V. (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 31, 2016, and incorporated herein by reference).
10.8†	Amendment Agreement to Acquisition Option dated October 27, 2016, by and between More Pharma Corporation S. de R.L. de C.V. and Oculus Technologies of Mexico, S.A. de C.V. (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 31, 2016, and incorporated herein by reference).
10.9	2016 Equity Incentive Plan (included as exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2016, and incorporated herein by reference).
10.10⸸+	Asset Purchase Agreement dated May 14, 2019, between Sonoma Pharmaceuticals, Inc. and Petagon, Ltd. (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 22, 2019, and incorporated herein by reference).
10.11⸸+	Asset Purchase Agreement dated February 21, 2020, between Sonoma Pharmaceuticals, Inc. and MicroSafe Group, DMCC (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 27, 2020, and incorporated herein by reference.)
10.12⸸+	License, Distribution and Supply Agreement by and between Sonoma Pharmaceuticals, Inc. and Brill International, S.L. dated May 19, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 26, 2020, and incorporated herein by reference.)

10.13⸸	Licensing Agreement between Sonoma Pharmaceuticals, Inc. and MicroSafe Group, effective July 27, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 6, 2020, and incorporated herein by reference).
10.14	2021 Equity Incentive Plan (included as appendix on the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2021 and incorporated herein by reference).
10.15	2024 Equity Incentive Plan (included as appendix on the Company’s Definitive Proxy Statement on Schedule 14A filed July 1, 2024 and incorporated herein by reference).
10.16+⸸	Exclusive License and Distribution Agreement between the Company and Dyamed Biotech Pte Ltd., dated November 4, 2021 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 9, 2021, and incorporated herein by reference).
10.17+⸸	Exclusive License and Distribution Agreement between Sonoma Pharmaceuticals, Inc. and Anlicare International dated January 18, 2022 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 20, 2022, and incorporated herein by reference).
10.18	Sonoma Pharmaceuticals, Inc. Non-Employee Director Compensation Program and Stock Ownership Guidelines, revised by the Board of Directors on December 29, 2022 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 30, 2022, and incorporated herein by reference).
10.19	Amended and Restated Employment Agreement by and between the Company and Amy Trombly, dated June 16, 2023 (included as exhibit 10.38 to the Company’s Annual Report on Form 10-K filed June 21, 2023, and incorporated herein by reference).
10.20	Amended and Restated Employment Agreement by and between the Company and Bruce Thornton, dated June 16, 2023 (included as exhibit 10.39 to the Company’s Annual Report on Form 10-K filed June 21, 2023, and incorporated herein by reference).
10.21	First Amendment to the Lease between the Company and Westland Development Services, Inc., dated June 21, 2023 (included as exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2023, and incorporated herein by reference).
10.22	Equity Distribution Agreement, by and between Sonoma Pharmaceuticals, Inc. and Maxim Group LLC, dated December 15, 2023 (included as exhibit 1.1 to the Company’s Current Report on Form 8-K filed December 15, 2023, and incorporated herein by reference).
10.23	Offer letter to Jerome Dvonch dated February 7, 2024 (included as exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q filed February 8, 2024, and incorporated herein by reference).
10.24	Offer letter to John Dal Poggetto dated February 7, 2024 (included as exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q filed February 8, 2024 and incorporated herein by reference).
10.25	Amendment No. 1 to Equity Distribution Agreement, by and between Sonoma Pharmaceuticals, Inc. and Maxim Group LLC., dated March 8, 2024 (included as exhibit 1.1 to the Company’s Current Report on Form 8-K filed March 8, 2024, and incorporated herein by reference).
10.26⸸+	Distribution Agreement, dated August 19, 2024, by and between Sonoma Pharmaceuticals, Inc. and Medline Industries, LP (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 21, 2024, and incorporated herein by reference).
10.27+	Amendment No. 1 to Distribution Agreement, dated October 17, 2024, by and between Sonoma Pharmaceuticals, Inc. and Medline Industries, LP (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 22, 2024, and incorporated herein by reference).
10.28⸸+	Master Supply Agreement, dated January 29, 2025, by and between Sonoma Pharmaceuticals, Inc. and WellSpring Pharmaceutical Corporation (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 30, 2025, and incorporated herein by reference).
10.29⸸+	Amendment No. 1 to Master Supply Agreement, dated March 21, 2025, by and between Sonoma Pharmaceuticals, Inc. and WellSpring Pharmaceutical Corporation (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 25, 2025, and incorporated herein by reference).
10.30⸸+	Amendment No. 2 to Master Supply Agreement, dated June 2, 2025, by and between Sonoma Pharmaceuticals, Inc. and WellSpring Pharmaceutical Corporation (included as exhibit 10.30 to the Company’s Annual Report on Form 10-K filed June 17, 2025, and incorporated herein by reference).
10.31⸸+*	Amendment No. 3 to Master Supply Agreement, dated July 23, 2025, by and between Sonoma Pharmaceuticals, Inc. and WellSpring Pharmaceutical Corporation.
10.32⸸+	Distribution and Supply Agreement, effective March 28, 2025, by and between Sonoma Pharmaceuticals, Inc. and Phase One Health, LLC (included as exhibit 10.31 to the Company’s Annual Report on Form 10-K filed June 17, 2025, and incorporated herein by reference).
21.1	List of Subsidiaries (included as exhibit 21.1 to the Company’s Annual Report on Form 10-K filed June 28, 2017, and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

*	Filed herewith.
†	Confidential treatment has been granted with respect to certain portions of this agreement.
⸸	Certain portions of the exhibit have been omitted to preserve the confidentiality of such information. The Company will furnish copies of any such information to the SEC upon request.
+	The schedules to the exhibit have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any such schedules to the SEC upon request.

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

Date: August 7, 2025	By:	/s/ Amy Trombly
Amy Trombly President and Chief Executive Officer, (Principal Executive Officer)

Date: August 7, 2025	By:	/s/ Jerome Dvonch
Jerome Dvonch
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

