Form 10-Q
period 2025-09-30
Sonoma Pharmaceuticals, Inc.
filed 2025-11-04
CIK 1367083

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of November 3, 2025 was 1,701,076.

SONOMA PHARMACEUTICALS, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2025	March 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,035	$5,374
Accounts receivable, net	2,703	2,232
Inventories, net	3,634	2,915
Prepaid expenses and other current assets	2,925	1,915
Current portion of deferred consideration, net of discount	204	212
Total current assets	12,501	12,648
Property and equipment, net	284	225
Operating lease, right of use assets	479	84
Deferred tax asset, net	508	589
Deferred consideration, net of discount, less current portion	–	73
Other assets	84	74
Total assets	$13,856	$13,693

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,404	$953
Accrued expenses and other current liabilities	2,024	2,224
Deferred revenue, current portion	750	641
Short-term debt	56	220
Operating lease liabilities, current portion	88	58
Total current liabilities	4,322	4,096
Deferred revenue, net of current portion	–	17
Withholding tax payable	5,356	5,142
Operating lease liabilities, less current portion	391	27
Total liabilities	10,069	9,282
Commitments and Contingencies (Note 5)
Stockholders’ Equity:
Convertible preferred stock, $0.0001 par value; 714,286 shares authorized at September 30, 2025 and March 31, 2025, no shares issued and outstanding at September 30, 2025 and March 31, 2025	–	–
Common stock, $0.0001 par value; 50,000,000 shares authorized at September 30, 2025 and March 31, 2025, 1,649,765 and 1,634,265 shares issued and outstanding at September 30, 2025 and March 31, 2025, respectively (Note 1)	–	–
Additional paid-in capital	206,733	206,593
Accumulated deficit	(199,581)	(197,806)
Accumulated other comprehensive loss	(3,365)	(4,376)
Total stockholders’ equity	3,787	4,411
Total liabilities and stockholders’ equity	$13,856	$13,693

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Revenues	$5,604	$3,579	$9,619	$6,970
Cost of revenues	3,484	2,218	6,035	4,303
Gross profit	2,120	1,361	3,584	2,667
Operating expenses:
Research and development	575	506	1,169	976
Selling, general and administrative	1,882	1,705	3,847	3,714
Total operating expenses	2,457	2,211	5,016	4,690
Loss from operations	(337)	(850)	(1,432)	(2,023)
Other (expense) income, net	(394)	387	(541)	563
Net loss before income taxes	(731)	(463)	(1,973)	(1,460)
Income tax benefit (expense)	197	(147)	198	(293)
Net loss	$(534)	$(610)	$(1,775)	$(1,753)

Net loss per share: basic and diluted	$(0.32)	$(0.59)	$(1.08)	$(1.86)
Weighted-average number of shares outstanding: basic and diluted	1,646	1,034	1,643	943

Other comprehensive loss:
Net loss	$(534)	$(610)	$(1,775)	$(1,753)
Foreign currency translation adjustments	205	(593)	1,011	(1,474)
Comprehensive loss	$(329)	$(1,203)	$(764)	$(3,227)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,775)	$(1,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	72	74
Stock-based compensation	96	121
Deferred tax asset	141	188
Operating lease right-of-use asset	(392)	102
Changes in operating assets and liabilities:
Accounts receivable, net	(294)	(427)
Inventories, net	(444)	(370)
Prepaid expenses and other current assets	(834)	1,134
Deferred consideration, net of discount	114	99
Accounts payable	360	219
Accrued expenses and other current liabilities	(326)	62
Withholding tax payable	214	223
Operating lease liabilities	392	(102)
Deferred revenue	26	(128)
Net cash used in operating activities	(2,650)	(558)
Cash flows from investing activities:
Purchases of property and equipment	(116)	(31)
Net cash used in investing activities	(116)	(31)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering expenses	–	2,289
Proceeds from exercise of employee stock options	44	33
Payments for fractional shares related to reverse-split	–	(1)
Principal payments on short-term debt	(164)	(241)
Net cash (used in) provided by financing activities	(120)	2,080
Effect of exchange rate on cash and cash equivalents	547	(541)
Net (decrease) increase in cash and cash equivalents	(2,339)	950
Cash and cash equivalents, beginning of period	5,374	3,128
Cash and cash equivalents, end of period	$3,035	$4,078

Supplemental disclosure of cash flow information:
Cash paid for interest	$5	$8
Cash paid for taxes	$623	$–

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(In thousands, except share amounts)

(Unaudited)

	Common Stock ($0.0001 par Value)		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance, March 31, 2025	1,634,265	$–	$206,593	$(197,806)	$(4,376)	$4,411
Exercise of employee stock options	8,500	–	23	–	–	23
Employee stock-based compensation	–	–	57	–	–	57
Foreign currency translation adjustment	–	–	–	–	806	806
Net loss	–	–	–	(1,241)	–	(1,241)
Balance, June 30, 2025	1,642,765	$–	$206,673	$(199,047)	$(3,570)	$4,056
Exercise of employee stock options	7,000	–	21	–	–	21
Employee stock-based compensation	–	–	39	–	–	39
Foreign currency translation adjustment	–	–	–	–	205	205
Net loss	–	–	–	(534)	–	(534)
Balance, September 30, 2025	1,649,765	$–	$206,733	$(199,581)	$(3,365)	$3,787

	Common Stock ($0.0001 par Value)		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance, March 31, 2024	780,371	$–	$203,209	$(194,349)	$(2,723)	$6,137
Proceeds from At-the-Market sale of common stock, net of offering expenses	158,311	–	748	–	–	748
Exercise of employee stock options	2,000	–	7	–	–	7
Employee stock-based compensation	9,538	–	107	–	–	107
Foreign currency translation adjustment	–	–	–	–	(881)	(881)
Net loss	–	–	–	(1,143)	–	(1,143)
Balance, June 30, 2024	950,220	$–	$204,071	$(195,492)	$(3,604)	$4,975
Proceeds from At-the-Market sale of common stock, net of offering expenses	381,433	–	1,541	–	–	1,541
Exercise of employee stock options	7,250	–	26	–	–	26
Payments for fractional shares related to reverse-split	(288)	–	(1)	–	–	(1)
Employee stock-based compensation	–	–	14	–	–	14
Foreign currency translation adjustment	–	–	–	–	(593)	(593)
Net loss	–	–	–	(610)	–	(610)
Balance, September 30, 2024	1,338,615	$–	$205,651	$(196,102)	$(4,197)	$5,352

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

The Company reported a net loss of $534,000 and $610,000 for the three months ended September 30, 2025 and 2024, respectively, and $1,775,000 and $1,753,000 for the six months ended September 30, 2025 and 2024, respectively. At September 30, 2025 and March 31, 2025, the Company’s accumulated deficit amounted to $199,581,000 and $197,806,000, respectively. The Company had working capital of $8,179,000 and $8,552,000 as of September 30, 2025 and March 31, 2025, respectively. The cash balance at September 30, 2025 and March 31, 2025 was $3,035,000 and $5,374,000, respectively. During the six months ended September 30, 2025 and 2024, net cash used in operating activities amounted to $2,650,000 and $558,000, respectively.

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

The following table provides the net loss for each period along with the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(534,000)	$(610,000)	$(1,775,000)	$(1,753,000)

Denominator:
Weighted-average number of common shares outstanding: basic and diluted	1,646,000	1,034,000	1,643,000	943,000

Net loss per share: basic and diluted	$(0.32)	$(0.59)	$(1.08)	$(1.86)

The computation of basic and diluted loss per share for the three and six months ended September 30, 2025 and 2024 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Common stock to be issued upon vesting of restricted stock units	106,000	–	106,000	–
Common stock to be issued upon exercise of options	66,000	42,000	66,000	42,000
	172,000	42,000	172,000	42,000

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

The Company assessed the promised goods and services in the technical support contract with Invekra for a ten-year period as being a distinct service that Invekra can benefit from on its own and as separately identifiable from any other promises within the contract. Given that the distinct service is not substantially the same as other goods and services within the Invekra contract, the Company accounted for the distinct service as a performance obligation. At September 30, 2025, March 31, 2025 and March 31, 2024, the Company had deferred revenue related to Invekra in the amounts of $47,000, $69,000 and $152,000, respectively.

Accounts Receivable

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts, and sales returns. Estimates for cash discounts and sales returns are based on analysis of contractual terms and historical trends.

The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Other factors that the Company considers include its existing contractual obligations, historical payment patterns of its customers and individual customer circumstances, an analysis of days sales outstanding by customer and geographic region, and a review of the local economic environment and its potential impact on government funding and reimbursement practices. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company did not deem it necessary to record an allowance for doubtful accounts for probable credit losses at September 30, 2025, March 31, 2025 and March 31, 2024. At September 30, 2025, March 31, 2025 and March 31, 2024, the Company’s accounts receivable, net balances are $2,703,000, $2,232,000 and $2,898,000, respectively. Additionally, at September 30, 2025, March 31, 2025 and March 31, 2024, the Company has allowances of $19,000, $8,000 and $27,000, respectively, related to potential discounts, returns, distributor fees and rebates. The allowances are included in accounts receivable, net in the accompanying condensed consolidated balance sheets.

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

Note 4.	Condensed Consolidated Balance Sheet

Inventories, net

Inventories, net consist of the following:

	September 30,	March 31,
	2025	2025
Raw materials	$1,974,000	$1,395,000
Finished goods	1,965,000	1,818,000
	3,939,000	3,213,000
Less: allowance for obsolete and excess inventory	(305,000)	(298,000)
Total inventories, net	$3,634,000	$2,915,000

Leases

The Company’s operating leases are comprised primarily of facility leases. Balance sheet information related to the Company’s leases is presented below:

	September 30,	March 31,
	2025	2025
Operating leases:
Operating lease right-of-use assets	$479,000	$84,000
Operating lease liabilities – current	88,000	58,000
Operating lease liabilities – non-current	391,000	27,000

Other information related to leases is presented below:

Three Months Ended September 30, 2025
Operating lease cost	$187,000
Other information:
Operating cash flows from operating leases	$(392,000)
Weighted-average remaining lease term – operating leases (in months)	51.6
Weighted-average discount rate – operating leases	10.8%

As of September 30, 2025, the annual minimum lease payments of our operating lease liabilities were as follows:

For Years Ending March 31,
2026 (excluding the three months ended September 30, 2025)	$77,000
2027	131,000
2028	133,000
2029	130,000
2030	137,000
Thereafter	12,000
Total future minimum lease payments, undiscounted	620,000
Less: imputed interest	(141,000)
Present value of future minimum lease payments	$479,000

Note 5.	Commitments and Contingencies

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

Employment Matters

At September 30, 2025, the Company had employment agreements in place with two of its key executives. These executive employment agreements provided, among other things, for the payment of up to eighteen months of severance compensation for terminations under certain circumstances.

As of September 30, 2025, with respect to these agreements, aggregated annual salaries was $675,000 and potential severance payments to these key executives is $1,519,000 if triggered.

Note 6.	Debt

Financing of Insurance Premiums

On February 1, 2025, the Company entered into a note agreement for $274,000 with an interest rate of 7.97% per annum with final payment on November 1, 2025. This instrument was issued in connection with financing insurance premiums. At September 30, 2025 and March 31, 2025, the outstanding principal on the note amounted to $56,000 and $220,000, respectively.

Note 7.	Stock-Based Compensation

For the three months ended September 30, 2025 and 2024, the Company incurred $39,000 and $14,000 of stock-based compensation expense, respectively. For the six months ended September 30, 2025 and 2024, the Company incurred $96,000 and $121,000 of stock-based compensation expense, respectively. All stock-based compensation incurred is included in selling, general and administrative expense in the accompanying condensed consolidated statements of comprehensive loss.

For the six months ended September 30, 2025, the Company estimated the fair value of employee and non-employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options was estimated using the following weighted-average assumptions:

Weighted -
Average
Assumptions
Fair value of the Company’s common stock on date of grant	$2.85
Expected term	5 years
Risk-free interest rate	4.38%
Dividend yield	0%
Volatility	112.56%
Fair value of options granted	$2.32

At September 30, 2025, there was unrecognized compensation costs of $151,000 related to stock options which is expected to be recognized over a weighted-average amortization period of 1.13 years.

Stock options award activity is as follows:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at April 1, 2025	73,081	$43.27
Options granted	9,000	2.85
Options exercised	(15,500)	2.81
Options forfeited	(229)	1,006.45
Outstanding at September 30, 2025	66,352	$43.70
Exercisable at September 30, 2025	35,353	$78.17

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock, or $3.88 per share at September 30, 2025.

Restricted stock award activity is as follows:

	Number of Shares	Weighted Average Award Date Fair Value per Share
Unvested restricted stock awards outstanding at April 1, 2025	45,000	$2.68
Restricted stock awards granted	60,500	2.85
Unvested restricted stock awards outstanding at September 30, 2025	105,500	$2.78

A tax benefit of $43,000 has been recognized as a result of non-qualified stock options exercised during the six months ended September 30, 2025.

The Company issues new shares of common stock upon exercise of stock options or release of restricted stock awards.

Note 8.	Income Taxes

At the end of each interim reporting period, the Company determines the income tax provision by using an estimate of the annual effective tax rate, adjusted for discrete items occurring in the quarter.

Our effective tax rate for the three and six months ended September 30, 2025 was (26.97)% and (10.03)%. The Company’s effective tax rate for the three months and six months ended September 30, 2025 differed from the federal statutory tax rate of 21% primarily due to the valuation allowance recognized against deferred tax assets in the U.S and permanent tax adjustment of intercompany interest expense in Mexico and Netherlands.

Judgment is required in determining whether deferred tax assets will be realized in full or in part. Management assesses the available positive and negative evidence on a jurisdictional basis to estimate if deferred tax assets will be recognized and when it is more likely than not that all or some deferred tax assets will not be realized, and a valuation allowance must be established. As of September 30, 2025, the Company continues to maintain a valuation allowance in the U.S.

Note 9.	Revenue Disaggregation

The Company generates product revenues from products which are sold into the human and animal healthcare markets.

The following table presents the Company’s disaggregated revenues by source:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Human Care	$5,116,000	$3,177,000	$8,671,000	$6,169,000
Animal Care	488,000	402,000	948,000	801,000
	$5,604,000	$3,579,000	$9,619,000	$6,970,000

The following table shows the Company’s revenues by geographic region:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
United States	$1,449,000	$675,000	$2,454,000	$1,317,000
Europe	2,151,000	1,506,000	3,619,000	2,794,000
Asia	1,057,000	776,000	1,719,000	1,253,000
Latin America	532,000	465,000	1,096,000	1,345,000
Rest of the World	415,000	157,000	731,000	261,000
Total	$5,604,000	$3,579,000	$9,619,000	$6,970,000

Note 10.	Significant Customer Concentrations

The following table shows major customers revenues as a percentage of net revenue:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Customer B	*%	13%	11%	19%
Customer C	17%	19%	18%	19%
Customer D	*%	12%	*%	*%

The following table shows major customers accounts receivable balances as a percentage of net accounts receivables:

	September 30,
	2025	2024
Customer A	*%	16%
Customer C	15%	11%
Customer D	10%	20%

*	% Represents less than 10%

Note 11.	Subsequent Events

At-the-Market Sale of Common Stock

During October 2025, the Company sold 51,436 shares of common stock for gross proceeds of $232,000 and net proceeds of $170,000 after deducting offering expenses.

Employment Matters

On October 3, 2025, the Company amended and restated the employment agreement with its Chief Executive Officer. The amended and restated employment agreement provides, among other things, for the payment of up to twenty-four months of severance compensation for termination under certain circumstances. Following such events, the annual salary for the Company’s Chief Executive Officer is $475,000 and potential severance payments to the Company’s Chief Executive Officer is $1,425,000 if triggered (Note 5). On October 18, 2025, the Company terminated the employment agreement with its Executive Vice President and Chief Operating Officer.

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

Other over-the-counter dermatology products in the United States include Regenacyn® Advanced Scar Gel, which is clinically proven to improve the overall appearance of scars while reducing pain, itch and redness, Reliefacyn® Advanced Itch-Burn-Rash-Pain Relief Hydrogel for the alleviation of red bumps, rashes, shallow skin fissures, peeling, and symptoms of eczema/atopic dermatitis, and Rejuvacyn® Advanced Skin Repair Cooling Mist for management of minor skin irritations following cosmetic procedures as well as daily skin health and hydration. Rejuvacyn is certified as a Natural Personal Care Product by the Natural Products Association, and Reliefacyn received the National Eczema Association Seal of AcceptanceTM in 2023 and the National Psoriasis Foundation Seal of Recognition in 2025. In January 2024, we launched LumacynTM Clarifying Mist, a direct-to-consumer skin care product in the United States. Lumacyn is an all-natural daily toner to soothe skin, reduce redness and irritation, and manage blemishes by reducing infection.

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

In April 2023, we launched Podiacyn® Advanced Everyday Foot Care direct to consumers for over-the-counter use in the United States, intended for management of foot odors, infections, and irritations, as well as daily foot health and hygiene. Podiacyn is available through our online store and third-party distributors.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

Revenue

The following table shows our consolidated total revenue and revenue by geographic region for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
(In thousands)	2025	2024	$ Change	% Change
United States	$1,449	$675	$774	115%
Europe	2,151	1,506	645	43%
Asia	1,057	776	281	36%
Latin America	532	465	67	14%
Rest of the World	415	157	258	164%
Total	$5,604	$3,579	$2,025	57%

The increase in United States revenue of $774,000 for the three months ended September 30, 2025 was primarily the result of an increase in revenue related to human health care products and over-the-counter animal health care products.

The increase in Europe revenue for the three months ended September 30, 2025 of $645,000 was the result of a general increase in demand for our products.

The increase in Asia revenue of $281,000 for the three months ended September 30, 2025 was primarily due to timing of orders. Revenues from our international distributors tend to fluctuate from period to period due to customer placement of larger but less frequent orders to benefit from quantity discounts and reduced shipping costs.

The increase in Latin America revenue for the three months ended September 30, 2025 of $67,000 was primarily due to timing of customer orders for overflow manufacturing.

The increase in Rest of World revenue for the three months ended September 30, 2025 of $258,000 was primarily due to timing of customer orders.

Cost of Revenue and Gross Profit

The cost of revenue and gross profit metrics for the three months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended September 30,
(In thousands, except for percentages)	2025	2024	$ Change	% Change
Cost of Revenues	$3,484	$2,218	$1,266	57%
Cost of Revenue as a % of Revenues	62%	62%
Gross Profit	$2,120	$1,361	$759	56%
Gross Profit as a % of Revenues	38%	38%

The increase in gross profit of $759,000 for the three months ended September 30, 2025, as compared to the prior period, was primarily due to an increase in revenue and overall product mix.

Research and Development Expense

The research and development expense metrics for the three months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended September 30,
(In thousands, except for percentages)	2025	2024	$ Change	% Change
Research and Development Expense	$575	$506	$69	14%
Research and Development Expense as a % of Revenues	10%	14%

Increases in research and development expenses for the three months ended September 30, 2025 of $69,000 were primarily due to increased product development to support new product releases.

Selling, General and Administrative Expense

The selling, general and administrative expense metrics for the three months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended September 30,
(In thousands, except for percentages)	2025	2024	Change	% Change
Selling, General and Administrative Expense	$1,882	$1,705	$177	10%
Selling, General and Administrative Expense as a % of Revenues	34%	48%

The increase in selling, general and administrative expenses for the three months ended September 30, 2025 of $177,000 was the result of ongoing efforts to generate increased revenues across all geographic regions.

Other (Expense) Income, net

Other (expense) income, net for the three months ended September 30, 2025 was $(394,000) compared to $387,000 for the three months ended September 30, 2024. Other (expense) income, net primarily relates to exchange rate fluctuations.

Income Tax Benefit (Expense)

Income tax benefit (expense) for the three months ended September 30, 2025 and 2024 was $197,000 and ($147,000), respectively. The benefit for the current period was related to an increase in our Mexico deferred tax asset. The expense for the prior period is primarily related to the use of our Mexico deferred tax asset.

Net Loss

The following table provides the net loss for each period along with the computation of basic and diluted net loss per share:

	Three Months Ended September 30,
(In thousands, except per share data)	2025	2024
Net loss	$(534)	$(610)

Weighted-average shares outstanding: basic and diluted	1,646	1,034

Net loss per share: basic and diluted	$(0.32)	$(0.59)

Comparison of the Six Months Ended September 30, 2025 and 2024

Revenue

The following table shows our consolidated total revenue and revenue by geographic region for the six months ended September 30, 2025 and 2024:

	Six Months Ended September 30,
(In thousands)	2025	2024	$ Change	% Change
United States	$2,454	$1,317	$1,137	86%
Europe	3,619	2,794	825	30%
Asia	1,719	1,253	466	37%
Latin America	1,096	1,345	(249)	(19%	)
Rest of the World	731	261	470	180%
Total	$9,619	$6,970	$2,649	38%

The increase in United States revenue of $1,137,000 for the six months ended September 30, 2025 was primarily the result of an increase in revenue related to human health care products and over-the-counter animal health care products.

The increase in Europe revenue for the six months ended September 30, 2025 of $825,000 was the result of a general increase in demand for our products.

The increase in Asia revenue of $466,000 for the six months ended September 30, 2025 was primarily due to timing of orders. Revenues from our international distributors tend to fluctuate from period to period due to customer placement of larger but less frequent orders to benefit from quantity discounts and reduced shipping costs.

The decrease in Latin America revenue for the six months ended September 30, 2025 of $249,000 was primarily due to timing of customer orders for overflow manufacturing.

The increase in Rest of World revenue for the six months ended September 30, 2025 of $470,000 was primarily due to timing of customer orders.

Cost of Revenue and Gross Profit

The cost of revenue and gross profit metrics for the six months ended September 30, 2025 and 2024 are as follows:

	Six Months Ended September 30,
(In thousands, except for percentages)	2025	2024	$ Change	% Change
Cost of Revenues	$6,035	$4,303	$1,732	40%
Cost of Revenue as a % of Revenues	63%	62%
Gross Profit	$3,584	$2,667	$917	34%
Gross Profit as a % of Revenues	37%	38%

The increase in gross profit of $917,000 for the six months ended September 30, 2025, as compared to the prior period, was primarily due to an increase in revenue and overall product mix.

Research and Development Expense

The research and development expense metrics for the six months ended September 30, 2025 and 2024 are as follows:

	Six Months Ended September 30,
(In thousands, except for percentages)	2025	2024	$ Change	% Change
Research and Development Expense	$1,169	$976	$193	20%
Research and Development Expense as a % of Revenues	12%	14%

Increases in research and development expenses for the six months ended September 30, 2025 of $193,000 were primarily due to increased product development to support new product releases.

Selling, General and Administrative Expense

The selling, general and administrative expense metrics for the six months ended September 30, 2025 and 2024 are as follows:

	Six Months Ended September 30,
(In thousands, except for percentages)	2025	2024	Change	% Change
Selling, General and Administrative Expense	$3,847	$3,714	$133	4%
Selling, General and Administrative Expense as a % of Revenues	40%	53%

The increase in selling, general and administrative expenses for the six months ended September 30, 2025 of $133,000 was the result of ongoing efforts to generate increased revenues across all geographic regions.

Other (Expense) Income, net

Other (expense) income, net for the six months ended September 30, 2025 was $(541,000) compared to $563,000 for the six months ended September 30, 2024. Other (expense) income, net in the current period primarily relates to exchange rate fluctuations, offset by the recognition of income of approximately $323,000 related to employee retention credits. Other (expense) income, net in the prior period primarily relates to exchange rate fluctuations.

Income Tax Benefit (Expense)

Income tax benefit (expense) for the six months ended September 30, 2025 and 2024 was $198,000 and ($293,000), respectively. The benefit for the current period was related to an increase in our Mexico deferred tax asset. The expense for the prior period is primarily related to the use of our Mexico deferred tax asset.

Net Loss

The following table provides the net loss for each period along with the computation of basic and diluted net loss per share:

	Six Months Ended September 30,
(In thousands, except per share data)	2025	2024
Net loss	$(1,775)	$(1,753)

Weighted-average shares outstanding: basic and diluted	1,643	943

Net loss per share: basic and diluted	$(1.08)	$(1.86)

Liquidity and Capital Resources

We reported a net loss of $1,775,000 and $1,753,000 for the six months ended September 30, 2025 and September 30, 2024, respectively. At September 30, 2025 and March 31, 2025, our accumulated deficit amounted to $199,581,000 and $197,806,000, respectively. At September 30, 2025 and March 31, 2025, we had cash and cash equivalents of $3,035,000 and $5,374,000, respectively. At September 30, 2025 and March 31, 2025, we had working capital of $8,179,000 and $8,552,000, respectively.

We believe we have access to additional capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means; however, we cannot provide any assurance that other new financings will be available on commercially acceptable terms, if needed. If the economic climate in the U.S. deteriorates, our ability to raise additional capital could be negatively impacted. If we are unable to secure additional capital, we may be required to take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet our obligations. These measures could cause significant delays our continued efforts to commercialize products, which is critical to the realization of our business plan and our future operations. This uncertainty along with the our history of losses indicates that there is substantial doubt about the our ability to continue as a going concern within one year after the date that these financial statements are issued. The accompanying condensed consolidated financial statements do not include any adjustments that may be necessary should we be unable to continue as a going concern.

Sources of Liquidity

Since our inception, substantially all of our operations have been financed through sales of equity securities. Other sources of financing that we have used to date include our revenues, as well as various loans and the sale of certain assets to customers.

Since October 1, 2024, substantially all of our operations have been financed through cash on hand and the following transactions:

•	Proceeds of $958,000, net of offering expenses, from the sale of common stock at various dates; and
•	Proceeds of $619,000 related to employee retention credits for the years 2020 and 2021.

Cash Flows

The following table presents a summary of our condensed consolidated cash flows for operating, investing and financing activities for the three months ended September 30, 2025 and 2024 as well as balances of cash and cash equivalents and working capital:

	Six Months ended September 30,
(In thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$(2,650)	$(558)
Investing activities	(116)	(31)
Financing activities	(120)	2,080
Effect of exchange rates on cash	547	(541)
Net change in cash and cash equivalents	(2,339)	950
Cash and cash equivalents, beginning of the period	5,374	3,128
Cash and cash equivalents, end of the period	$3,035	$4,078
Working capital (1), end of period	$8,179	$8,912

(1)	Defined as current assets minus current liabilities.

Net cash used in operating activities during the three months ended September 30, 2025 was $2,650,000, primarily due to our net loss of $1,775,000, an increase in accounts receivable of $294,000, an increase in inventory of $444,000, an increase in prepaid expenses of $834,000 offset by stock compensation of $96,000, and an increase in accounts payable of $360,000.

Net cash used in operating activities during the six months ended September 30, 2024 was $558,000, primarily due to a net loss of $1,753,000 offset by decrease in prepaid expenses of $1,134,000.

Net cash used in investing activities was $116,000 for the three months ended September 30, 2025, primarily related to the purchase of equipment.

Net cash used in investing activities was $31,000 for six months ended September 30, 2024, primarily related to the purchase of equipment.

Net cash used in financing activities was $120,000 for the three months ended September 30, 2025, primarily related to exercise of stock options of $44,000 offset by $164,000 of principal payments on a short-term loan related to financing of insurance premiums.

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

On July 4, 2025, the United States enacted tax reform legislation through the One Big Beautiful Bill Act ("OBBBA"), which changes existing U.S. tax laws, including extending or making permanent certain provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company anticipates an insignificant impact to deferred tax assets and liabilities and to income taxes payable in the period of enactment. We continue to evaluate the impact the new legislation will have on our consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) prior to the filing of this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were in design and operation effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the second quarter of fiscal year 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not issue any unregistered securities during the quarter ended September 30, 2025 and through November 4, 2025.

Item 3.	Default Upon Senior Securities

We did not default upon any senior securities during the quarter ended September 30, 2025.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

During the quarter ended September 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

Exhibit Index

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., effective January 30, 2006 (included as exhibit 3.1 of the Company’s Annual Report on Form 10-K filed June 20, 2007, and incorporated herein by reference).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., effective October 22, 2008 (included as exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 21, 2008, and incorporated herein by reference).
3.4	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective March 29, 2013 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 22, 2013, and incorporated herein by reference).
3.5	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective December 4, 2014 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 8, 2014, and incorporated herein by reference).
3.6	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective October 22, 2015 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 27, 2015, and incorporated herein by reference).
3.7	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective June 24, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 28, 2016, and incorporated herein by reference).
3.8	Certificate of Amendment of Restated Certificate of Incorporation of Sonoma Pharmaceuticals, Inc., as amended, effective December 6, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 7, 2016, and incorporated herein by reference).
3.9	Amended and Restated Bylaws, as amended, of Sonoma Pharmaceuticals, Inc., effective December 6, 2016 (included as exhibit 3.2 to the Company’s Current Report on Form 8-K filed December 7, 2016, and incorporated herein by reference).
3.10	Amendment No. 1 to Amended and Restated Bylaws, as amended, of Sonoma Pharmaceuticals, Inc., effective June 14, 2024 (included as exhibit 3.10 to the Company’s Annual Report on Form 10-K filed June 17, 2024, and incorporated herein by reference).
3.11	Certificate of Designation of Preferences, Rights and Limitations of Series A 0% Convertible Preferred Stock, filed with the Delaware Secretary of State on April 24, 2012 (included as exhibit 4.2 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).
3.12	Certificate of Designation of Series B Preferred Stock, effective October 18, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 21, 2016, and incorporated herein by references).
3.13	Certificate of Amendment of Restated Certificate of Incorporation of Sonoma Pharmaceuticals, Inc., as amended, effective June 19, 2019 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 19, 2019, and incorporated herein by reference).
3.14	Certificate of Amendment of Restated Certificate of Incorporation of Sonoma Pharmaceuticals, Inc., as amended, effective August 29, 2024 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 28, 2024, and incorporated herein by reference).
4.1	Specimen Common Stock Certificate (included as exhibit 4.1 to the Company’s Annual Report on Form 10-K filed June 28, 2017, and incorporated herein by reference).
4.2	Section 382 Rights Agreement, dated as of October 18, 2016, between Oculus Innovative Sciences, Inc. and Computershare Inc., which includes the Form of Certificate of Designation of Series B Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 21, 2016, and incorporated herein by reference).
10.1	Form of Indemnification Agreement between Oculus Innovative Sciences, Inc. and its officers and directors (included as exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.2	Office Lease Agreement, dated May 18, 2006, between Oculus Technologies of Mexico, S.A. de C.V. and Antonio Sergio Arturo Fernandez Valenzuela (translated from Spanish) (included as exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).

10.3	Office Lease Agreement, dated July 2003, between Oculus Innovative Sciences, B.V. and Artikona Holding B.V. (translated from Dutch) (included as exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.4	Form of Director Agreement (included as exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.5	Amendment to Office Lease Agreement, effective February 15, 2008, by and between Oculus Innovative Sciences Netherlands B.V. and Artikona Holding B.V. (translated from Dutch) (included as exhibit 10.32 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).
10.6†	Exclusive Sales and Distribution Agreement, dated November 6, 2015, by and between Oculus Innovative Sciences, Inc. and Manna Pro Products, LLC (included as exhibit 10.1 to the Company’s 8-K filed March 23, 2016 and incorporated herein by reference).
10.7†	Asset Purchase Agreement dated October 27, 2016, between Oculus Innovative Sciences, Inc. and Invekra, S.A.P.I de C.V. (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 31, 2016, and incorporated herein by reference).
10.8†	Amendment Agreement to Acquisition Option dated October 27, 2016, by and between More Pharma Corporation S. de R.L. de C.V. and Oculus Technologies of Mexico, S.A. de C.V. (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 31, 2016, and incorporated herein by reference).
10.9	2016 Equity Incentive Plan (included as exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2016, and incorporated herein by reference).
10.10⸸+	Asset Purchase Agreement dated May 14, 2019, between Sonoma Pharmaceuticals, Inc. and Petagon, Ltd. (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 22, 2019, and incorporated herein by reference).
10.11⸸+	Asset Purchase Agreement dated February 21, 2020, between Sonoma Pharmaceuticals, Inc. and MicroSafe Group, DMCC (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 27, 2020, and incorporated herein by reference.)
10.12⸸+	License, Distribution and Supply Agreement by and between Sonoma Pharmaceuticals, Inc. and Brill International, S.L. dated May 19, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 26, 2020, and incorporated herein by reference.)
10.13⸸	Licensing Agreement between Sonoma Pharmaceuticals, Inc. and MicroSafe Group, effective July 27, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 6, 2020, and incorporated herein by reference).
10.14	2021 Equity Incentive Plan (included as appendix on the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2021 and incorporated herein by reference).
10.15	2024 Equity Incentive Plan (included as appendix on the Company’s Definitive Proxy Statement on Schedule 14A filed July 1, 2024 and incorporated herein by reference).
10.16+⸸	Exclusive License and Distribution Agreement between the Company and Dyamed Biotech Pte Ltd., dated November 4, 2021 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 9, 2021, and incorporated herein by reference).
10.17+⸸	Exclusive License and Distribution Agreement between Sonoma Pharmaceuticals, Inc. and Anlicare International dated January 18, 2022 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 20, 2022, and incorporated herein by reference).
10.18	Sonoma Pharmaceuticals, Inc. Non-Employee Director Compensation Program and Stock Ownership Guidelines, revised by the Board of Directors on December 29, 2022 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 30, 2022, and incorporated herein by reference).
10.19	Amended and Restated Employment Agreement by and between the Company and Amy Trombly, dated June 16, 2023 (included as exhibit 10.38 to the Company’s Annual Report on Form 10-K filed June 21, 2023, and incorporated herein by reference).
10.20	Amended and Restated Employment Agreement by and between the Company and Bruce Thornton, dated June 16, 2023 (included as exhibit 10.39 to the Company’s Annual Report on Form 10-K filed June 21, 2023, and incorporated herein by reference).
10.21	First Amendment to the Lease between the Company and Westland Development Services, Inc., dated June 21, 2023 (included as exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2023, and incorporated herein by reference).
10.22	At Market Issuance Sales Agreement, by and between the Company and Ladenburg Thalmann & Co. Inc., dated September 26, 2025 (included as exhibit 1.1 to the Company’s Current Report on Form 8-K filed September 26, 2025, and incorporated herein by reference).

10.23	Offer letter to Jerome Dvonch dated February 7, 2024 (included as exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q filed February 8, 2024, and incorporated herein by reference).
10.24	Offer letter to John Dal Poggetto dated February 7, 2024 (included as exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q filed February 8, 2024 and incorporated herein by reference).
10.25	Amendment No. 1 to Equity Distribution Agreement, by and between Sonoma Pharmaceuticals, Inc. and Maxim Group LLC., dated March 8, 2024 (included as exhibit 1.1 to the Company’s Current Report on Form 8-K filed March 8, 2024, and incorporated herein by reference).
10.26⸸+	Distribution Agreement, dated August 19, 2024, by and between Sonoma Pharmaceuticals, Inc. and Medline Industries, LP (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 21, 2024, and incorporated herein by reference).
10.27+	Amendment No. 1 to Distribution Agreement, dated October 17, 2024, by and between Sonoma Pharmaceuticals, Inc. and Medline Industries, LP (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 22, 2024, and incorporated herein by reference).
10.28⸸+	Master Supply Agreement, dated January 29, 2025, by and between Sonoma Pharmaceuticals, Inc. and WellSpring Pharmaceutical Corporation (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 30, 2025, and incorporated herein by reference).
10.29⸸+	Amendment No. 1 to Master Supply Agreement, dated March 21, 2025, by and between Sonoma Pharmaceuticals, Inc. and WellSpring Pharmaceutical Corporation (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 25, 2025, and incorporated herein by reference).
10.30⸸+	Amendment No. 2 to Master Supply Agreement, dated June 2, 2025, by and between Sonoma Pharmaceuticals, Inc. and WellSpring Pharmaceutical Corporation (included as exhibit 10.30 to the Company’s Annual Report on Form 10-K filed June 17, 2025, and incorporated herein by reference).
10.31⸸+	Amendment No. 3 to Master Supply Agreement, dated July 23, 2025, by and between Sonoma Pharmaceuticals, Inc. and WellSpring Pharmaceutical Corporation (included as exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q filed August 7, 2025, and incorporated herein by reference)
10.32⸸+	Distribution and Supply Agreement, effective March 28, 2025, by and between Sonoma Pharmaceuticals, Inc. and Phase One Health, LLC (included as exhibit 10.31 to the Company’s Annual Report on Form 10-K filed June 17, 2025, and incorporated herein by reference).
10.33	Amended and Restated Employment Agreement by and between the Company and Amy Trombly, dated October 3, 2025 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 9, 2025, and incorporated herein by reference).
21.1	List of Subsidiaries (included as exhibit 21.1 to the Company’s Annual Report on Form 10-K filed June 28, 2017, and incorporated herein by reference).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

*	Filed herewith.
†	Confidential treatment has been granted with respect to certain portions of this agreement.
⸸	Certain portions of the exhibit have been omitted to preserve the confidentiality of such information. The Company will furnish copies of any such information to the SEC upon request.
+	The schedules to the exhibit have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any such schedules to the SEC upon request.

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

Date: November 4, 2025	By:	/s/ Amy Trombly
Amy Trombly President and Chief Executive Officer, (Principal Executive Officer)

Date: November 4, 2025	By:	/s/ Jerome Dvonch
Jerome Dvonch
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

