Form 10-Q
period 2025-12-31
Sonoma Pharmaceuticals, Inc.
filed 2026-02-10
CIK 1367083

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of February 9, 2026 was 1,730,613.

SONOMA PHARMACEUTICALS, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31, 2025	March 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,561	$5,374
Accounts receivable, net	2,382	2,232
Inventories, net	3,703	2,915
Prepaid expenses and other current assets	3,351	1,915
Current portion of deferred consideration, net of discount	148	212
Total current assets	12,145	12,648
Property and equipment, net	314	225
Operating lease, right of use assets	642	84
Deferred tax asset, net	458	589
Deferred consideration, net of discount, less current portion	–	73
Other assets	64	74
Total assets	$13,623	$13,693

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,646	$953
Accrued expenses and other current liabilities	2,111	2,224
Deferred revenue, current portion	314	641
Short-term debt	–	220
Operating lease liabilities, current portion	146	58
Total current liabilities	4,217	4,096
Deferred revenue, net of current portion	–	17
Withholding tax payable	5,465	5,142
Operating lease liabilities, less current portion	509	27
Total liabilities	10,191	9,282
Commitments and Contingencies (Note 5)
Stockholders’ Equity:
Convertible preferred stock, $0.0001 par value; 714,286 shares authorized at December 31, 2025 and March 31, 2025, no shares issued and outstanding at December 31, 2025 and March 31, 2025	–	–
Common stock, $0.0001 par value; 50,000,000 shares authorized at December 31, 2025 and March 31, 2025, 1,730,613 and 1,634,265 shares issued and outstanding at December 31, 2025 and March 31, 2025, respectively (Note 1) (Note 7)	–	–
Additional paid-in capital	207,023	206,593
Accumulated deficit	(200,400)	(197,806)
Accumulated other comprehensive loss	(3,191)	(4,376)
Total stockholders’ equity	3,432	4,411
Total liabilities and stockholders’ equity	$13,623	$13,693

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Revenues	$4,349	$3,564	$13,968	$10,534
Cost of revenues	2,699	2,294	8,734	6,597
Gross profit	1,650	1,270	5,234	3,937
Operating expenses:
Research and development	557	427	1,726	1,403
Selling, general and administrative	1,771	1,874	5,618	5,588
Total operating expenses	2,328	2,301	7,344	6,991
Loss from operations	(678)	(1,031)	(2,110)	(3,054)
Other (expense) income, net	(271)	112	(812)	675
Net loss before income taxes	(949)	(919)	(2,922)	(2,379)
Income tax benefit (expense)	130	(9)	328	(302)
Net loss	$(819)	$(928)	$(2,594)	$(2,681)

Net loss per share: basic and diluted	$(0.48)	$(0.63)	$(1.56)	$(2.40)
Weighted-average number of shares outstanding: basic and diluted	1,713	1,464	1,667	1,117

Other comprehensive loss:
Net loss	$(819)	$(928)	$(2,594)	$(2,681)
Foreign currency translation adjustments	174	(357)	1,185	(1,831)
Comprehensive loss	$(645)	$(1,285)	$(1,409)	$(4,512)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(2,594)	$(2,681)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	106	107
Stock-based compensation	120	134
Deferred income taxes	200	169
Operating lease right-of-use asset	(553)	136
Changes in operating assets and liabilities:
Accounts receivable, net	46	219
Inventories, net	(484)	(679)
Prepaid expenses and other current assets	(1,226)	1,547
Deferred consideration, net of discount	176	142
Accounts payable	589	864
Accrued expenses and other current liabilities	(248)	(1)
Withholding tax payable	323	326
Operating lease liabilities	554	(136)
Deferred revenue	(423)	(140)
Net cash (used in) provided by operating activities	(3,414)	7
Cash flows from investing activities:
Purchases of property and equipment	(163)	(33)
Net cash used in investing activities	(163)	(33)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering expenses	266	3,079
Proceeds from exercise of employee stock options	44	33
Payments for fractional shares related to reverse-split	–	(1)
Principal payments on short-term debt	(220)	(323)
Net cash provided by financing activities	90	2,788
Effect of exchange rate on cash and cash equivalents	674	(654)
Net (decrease) increase in cash and cash equivalents	(2,813)	2,108
Cash and cash equivalents, beginning of period	5,374	3,128
Cash and cash equivalents, end of period	$2,561	$5,236

Supplemental disclosure of cash flow information:
Cash paid for interest	$10	$8
Cash paid for taxes	$870	$–

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED DECEMBER 31, 2025 AND 2024

(In thousands, except share amounts)

(Unaudited)

	Common Stock ($0.0001 par Value)		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance, March 31, 2025	1,634,265	$–	$206,593	$(197,806)	$(4,376)	$4,411
Exercise of employee stock options	8,500	–	23	–	–	23
Employee stock-based compensation	–	–	57	–	–	57
Foreign currency translation adjustment	–	–	–	–	806	806
Net loss	–	–	–	(1,241)	–	(1,241)
Balance, June 30, 2025	1,642,765	$–	$206,673	$(199,047)	$(3,570)	$4,056
Exercise of employee stock options	7,000	–	21	–	–	21
Employee stock-based compensation	–	–	39	–	–	39
Foreign currency translation adjustment	–	–	–	–	205	205
Net loss	–	–	–	(534)	–	(534)
Balance, September 30, 2025	1,649,765	$–	$206,733	$(199,581)	$(3,365)	$3,787
Proceeds from At-the-Market sale of common stock, net of offering expenses	80,848	–	266	–	–	266
Employee stock-based compensation	–	–	24	–	–	24
Foreign currency translation adjustment	–	–	–	–	174	174
Net loss	–	–	–	(819)	–	(819)
Balance, December 31, 2025	1,730,613	$–	$207,023	$(200,400)	$(3,191)	$3,432

	Common Stock ($0.0001 par Value)		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance, March 31, 2024	780,371	$–	$203,209	$(194,349)	$(2,723)	$6,137
Proceeds from At-the-Market sale of common stock, net of offering expenses	158,311	–	748	–	–	748
Exercise of employee stock options	2,000	–	7	–	–	7
Employee stock-based compensation	9,538	–	107	–	–	107
Foreign currency translation adjustment	–	–	–	–	(881)	(881)
Net loss	–	–	–	(1,143)	–	(1,143)
Balance, June 30, 2024	950,220	$–	$204,071	$(195,492)	$(3,604)	$4,975
Proceeds from At-the-Market sale of common stock, net of offering expenses	381,433	–	1,541	–	–	1,541
Exercise of employee stock options	7,250	–	26	–	–	26
Payments for fractional shares related to reverse-split	(288)	–	(1)	–	–	(1)
Employee stock-based compensation	–	–	14	–	–	14
Foreign currency translation adjustment	–	–	–	–	(593)	(593)
Net loss	–	–	–	(610)	–	(610)
Balance, September 30, 2024	1,338,615	$–	$205,651	$(196,102)	$(4,197)	$5,352
Proceeds from At-the-Market sale of common stock, net of offering expenses	277,150	–	790	–	–	790
Employee stock-based compensation	–	–	13	–	–	13
Foreign currency translation adjustment	–	–	–	–	(357)	(357)
Net loss	–	–	–	(928)	–	(928)
Balance, December 31, 2024	1,615,765	$–	$206,454	$(197,030)	$(4,554)	$4,870

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Rounded to nearest thousand unless specified)

(Unaudited)

Note 1.	Organization and Recent Developments

Organization

Sonoma Pharmaceuticals, Inc. (the “Company”) was incorporated under the laws of the State of California in April 1999 and was reincorporated under the laws of the State of Delaware in December 2006. The Company moved its principal office from Petaluma, California to Woodstock, Georgia in June 2020 and to Boulder, Colorado in October 2022. The Company is a global healthcare leader for developing and producing stabilized hypochlorous acid (“HOCl”) products for a wide range of applications, including wound care, eye care, dermatological conditions, podiatry, animal health care, and as a non-toxic disinfectant. The Company’s products are clinically proven to reduce itch, pain, scarring, and irritation safely and without damaging healthy tissue. In-vitro and clinical studies of HOCl show it to safely manage skin abrasions, lacerations, minor irritations, cuts, and intact skin. The Company sells its products either directly or via partners in over 55 countries worldwide.

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

The Company reported a net loss of $819,000 and $928,000 for the three months ended December 31, 2025 and 2024, respectively, and $2,594,000 and $2,681,000 for the nine months ended December 31, 2025 and 2024, respectively. At December 31, 2025 and March 31, 2025, the Company’s accumulated deficit amounted to $200,400,000 and $197,806,000, respectively. The Company had working capital of $7,928,000 and $8,552,000 as of December 31, 2025 and March 31, 2025, respectively. The cash balance at December 31, 2025 and March 31, 2025 was $2,561,000 and $5,374,000, respectively. During the nine months ended December 31, 2025 and 2024, net cash (used in) provided by operating activities amounted to $3,414,000 and $7,000, respectively.

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

The following table provides the net loss for each period along with the computation of basic and diluted net loss per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Numerator:
Net loss	$(819,000)	$(928,000)	$(2,594,000)	$(2,681,000)

Denominator:
Weighted-average number of common shares outstanding: basic and diluted	1,713,000	1,464,000	1,667,000	1,117,000

Net loss per share: basic and diluted	$(0.48)	$(0.63)	$(1.56)	$(2.40)

The computation of basic and diluted loss per share for the three and nine months ended December 31, 2025 and 2024 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Common stock to be issued upon vesting of restricted stock units	82,000	–	82,000	–
Common stock to be issued upon exercise of options	64,000	42,000	64,000	42,000
	146,000	42,000	146,000	42,000

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

The Company assessed the promised goods and services in the technical support contract with Invekra for a ten-year period as being a distinct service that Invekra can benefit from on its own and as separately identifiable from any other promises within the contract. Given that the distinct service is not substantially the same as other goods and services within the Invekra contract, the Company accounted for the distinct service as a performance obligation. At December 31, 2025, March 31, 2025 and March 31, 2024, the Company had deferred revenue related to Invekra in the amounts of $0, $69,000 and $152,000, respectively.

Accounts Receivable

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts, and sales returns. Estimates for cash discounts and sales returns are based on analysis of contractual terms and historical trends.

The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Other factors that the Company considers include its existing contractual obligations, historical payment patterns of its customers and individual customer circumstances, an analysis of days sales outstanding by customer and geographic region, and a review of the local economic environment and its potential impact on government funding and reimbursement practices. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company did not deem it necessary to record an allowance for doubtful accounts for probable credit losses at December 31, 2025, March 31, 2025 and March 31, 2024. At December 31, 2025, March 31, 2025 and March 31, 2024, the Company’s accounts receivable, net balances are $2,382,000, $2,232,000 and $2,898,000, respectively. Additionally, at December 31, 2025, March 31, 2025 and March 31, 2024, the Company has allowances of $19,000, $8,000 and $27,000, respectively, related to potential discounts, returns, distributor fees and rebates. The allowances are included in accounts receivable, net in the accompanying condensed consolidated balance sheets.

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

Recent Accounting Standards

Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, establishes incremental disaggregation of income tax disclosure pertaining to the effective tax rate reconciliation and income taxes paid. This standard is effective for fiscal years beginning after December 31, 2024 and requires prospective application with the option to apply it retrospectively. The Company intends to adopt this standard in its Annual Report on Form 10-K for the year ending March 31, 2026. The Company is currently evaluating the potential impact of adopting the standard on its disclosures.

This and other accounting standards that have been issued or proposed by the FASB, the SEC or other standard setting bodies that do not require adoption until a future date are not expected to have a material impact on the condensed consolidated financial statements upon adoption.

Note 4.	Condensed Consolidated Balance Sheet

Inventories, net

Inventories, net consist of the following:

	December 31,	March 31,
	2025	2025
Raw materials	$2,068,000	$1,395,000
Finished goods	1,951,000	1,818,000
	4,019,000	3,213,000
Less: allowance for obsolete and excess inventory	(316,000)	(298,000)
Total inventories, net	$3,703,000	$2,915,000

Leases

The Company’s operating leases are comprised primarily of facility leases. Balance sheet information related to the Company’s leases is presented below:

	December 31,	March 31,
	2025	2025
Operating leases:
Operating lease right-of-use assets	$642,000	$84,000
Operating lease liabilities – current	146,000	58,000
Operating lease liabilities – non-current	509,000	27,000

Other information related to leases is presented below:

Nine Months Ended December 31, 2025
Operating lease cost	$285,000
Other information:
Operating cash flows from operating leases	$(553,000)
Weighted-average remaining lease term – operating leases (in months)	46.5
Weighted-average discount rate – operating leases	10.6%

As of December 31, 2025, the annual minimum lease payments of our operating lease liabilities were as follows:

For Years Ending March 31,
2026 (excluding the nine months ended December 31, 2025)	$51,000
2027	210,000
2028	208,000
2029	169,000
2030	162,000
Thereafter	12,000
Total future minimum lease payments, undiscounted	812,000
Less: imputed interest	(157,000)
Present value of future minimum lease payments	$655,000

Note 5.	Commitments and Contingencies

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

Employment Matters

At December 31, 2025, the Company had an employment agreement in place with one of its key executives. This executive employment agreement provided, among other things, for the payment of up to twenty-four months of severance compensation for terminations under certain circumstances.

As of December 31, 2025, with respect to this agreement, aggregated annual salaries was $475,000 and potential severance payments to these key executives is $1,425,000 if triggered.

Note 6.	Debt

Financing of Insurance Premiums

On February 1, 2025, the Company entered into a note agreement for $274,000 with an interest rate of 7.97% per annum with final payment on November 1, 2025. This instrument was issued in connection with financing insurance premiums. At December 31, 2025 and March 31, 2025, the outstanding principal on the note amounted to $0 and $220,000, respectively.

Note 7.	Stockholders’ Equity

Sale of Common Stock

In connection with the Equity Distribution Agreement that the Company entered into on September 26, 2025 with Ladenburg Thalmann & Co. Inc., from October 8, 2025 to November 14, 2025 the Company sold 80,848 shares of its common stock for gross proceeds of $347,000 and net proceeds of $266,000 after deducting commissions and other offering expenses paid by the Company.

Note 8.	Stock-Based Compensation

For the three months ended December 31, 2025 and 2024, the Company incurred $24,000 and $13,000 of stock-based compensation expense, respectively. For the nine months ended December 31, 2025 and 2024, the Company incurred $120,000 and $134,000 of stock-based compensation expense, respectively. All stock-based compensation incurred is included in selling, general and administrative expense in the accompanying condensed consolidated statements of comprehensive loss.

For the nine months ended December 31, 2025, the Company estimated the fair value of employee and non-employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options was estimated using the following weighted-average assumptions:

Weighted -
Average
Assumptions
Fair value of the Company’s common stock on date of grant	$2.85
Expected term	5 years
Risk-free interest rate	4.38%
Dividend yield	0%
Volatility	112.56%
Fair value of options granted	$2.32

At December 31, 2025, there was unrecognized compensation costs of $121,000 related to stock options which is expected to be recognized over a weighted-average amortization period of 1.25 years.

Stock options award activity is as follows:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at April 1, 2025	73,081	$43.27
Options granted	9,000	2.85
Options exercised	(15,500)	2.81
Options forfeited	(2,918)	99.48
Outstanding at December 31, 2025	63,663	$44.82
Exercisable at December 31, 2025	39,080	$71.25

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock, or $3.64 per share at December 31, 2025.

Restricted stock award activity is as follows:

	Number of Shares	Weighted Average Award Date Fair Value per Share
Unvested restricted stock awards outstanding at April 1, 2025	45,000	$2.68
Restricted stock awards granted	60,500	2.85
Forfeited stock awards	(23,500)	2.78
Unvested restricted stock awards outstanding at December 31, 2025	82,000	$2.78

A tax benefit of $43,000 has been recognized as a result of non-qualified stock options exercised during the nine months ended December 31, 2025.

The Company issues new shares of common stock upon exercise of stock options or release of restricted stock awards.

Note 9.	Income Taxes

At the end of each interim reporting period, the Company determines the income tax provision by using an estimate of the annual effective tax rate, adjusted for discrete items occurring in the quarter.

Our effective tax rate for the three and nine months ended December 31, 2025 was (13.7)% and (11.53)%. The Company’s effective tax rate for the three months and nine months ended December 31, 2025 differed from the federal statutory tax rate of 21% primarily due to the valuation allowance recognized against deferred tax assets in the U.S and permanent tax adjustment of intercompany interest expense in Mexico and Netherlands.

Judgment is required in determining whether deferred tax assets will be realized in full or in part. Management assesses the available positive and negative evidence on a jurisdictional basis to estimate if deferred tax assets will be recognized and when it is more likely than not that all or some deferred tax assets will not be realized, and a valuation allowance must be established. As of December 31, 2025, the Company continues to maintain a valuation allowance in the U.S.

Note 10.	Revenue Disaggregation

The Company generates product revenues from products which are sold into the human and animal healthcare markets.

The following table presents the Company’s disaggregated revenues by source:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Human Care	$3,863,000	$3,188,000	$12,534,000	$9,358,000
Animal Care	486,000	376,000	1,434,000	1,176,000
	$4,349,000	$3,564,000	$13,968,000	$10,534,000

The following table shows the Company’s revenues by geographic region:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
United States	$1,218,000	$614,000	$3,672,000	$1,930,000
Europe	1,560,000	1,257,000	5,179,000	3,943,000
Asia	800,000	579,000	2,519,000	1,832,000
Latin America	518,000	829,000	1,614,000	2,174,000
Rest of the World	253,000	285,000	984,000	655,000
Total	$4,349,000	$3,564,000	$13,968,000	$10,534,000

Note 11.	Significant Customer Concentrations

The following table shows major customers revenues as a percentage of net revenue:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Customer B	12%	23%	12%	21%
Customer C	25%	19%	20%	19%

The following table shows major customers accounts receivable balances as a percentage of net accounts receivables:

	December 31,
	2025	2024
Customer A	*%	19%
Customer C	20%	14%
Customer D	*%	25%
Customer E	11%	*%

*	% Represents less than 10%

Note 12.	Subsequent Events

Annual Equity Grant

On January 2, 2026, the Company granted an aggregate of 30,000 stock options to the independent members of its Board of Directors. The options vest in equal annual increments over a three year period and have an exercise price of $3.68. Additionally, on January 2, 2026, the Company granted an aggregate of 25,500 stock options to its employees. The options vest immediately on the grant date and have an exercise price of $3.68. Additionally, on January 2, 2026, the Company issued an aggregate of 36,000 restricted stock units to the members of its management group. The restricted stock units vest either (i) on the third anniversary of the grant date or (ii) in equal increments over a twenty-four month period.

Appointment of New Director

On January 28, 2026, the Company appointed Vanessa Jacoby as a director of the Company. Pursuant to the Company's non-employee director compensation plan, as amended on January 28, 2026, as a non-employee director of theCompany, Ms. Jacoby will receive an annual retainer of $32,500. She will also receive an additional $10,000 annually as Chair of the Audit Committee and $7,500 as a non-chairperson member of the Compensation Committee. The Company will also reimburse Ms. Jacoby for reasonable expenses in connection with attendance at board and committee meetings.

In conjunction with her appointment to the Board, on January 28, 2026, Ms. Jacoby was automatically granted options to purchase up to 10,000 shares of common stock. The options will vest in three equal installments over a period of three years on the first, second, and third anniversary of the grant or upon change of control.

Consulting Agreement with Dr. Birnbaum

Effective January 28, 2026, Dr. Jay Birnbaum retired from the Company's Board of Directors. Dr. Birnbaum will continue to serve the Company pursuant to a consulting agreement (the “Consulting Agreement”), for a term of one year. Dr. Birnbaum will receive compensation of 5,000 Restricted Stock Units (RSUs) representing 5,000 shares of the Company’s Common Stock per quarter. Such RSUs will vest on the second business day after the Company files its Annual Report on Form 10-K for the year ended March 31, 2027, or upon change of control. Any outstanding equity awards held by Dr. Birnbaum will continue to vest in accordance with their terms, subject to Dr. Birnbaum’s continued compliance with the terms of the Consulting Agreement through each applicable vesting date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as of December 31, 2025 and our audited consolidated financial statements for the year ended March 31, 2025 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 17, 2025.

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

In the United States, we relaunched the direct sale of our prescription and office dispense dermatology products in December 2024, including Epicyn® Facial Cleanser, Levicyn® Antimicrobial Dermal Spray, Levicyn Gel, Levicyn Spray Gel, Celacyn® Scar Management Gel. We also relaunched over-the-counter Lasercyn® Dermal Spray and Lasercyn Gel.

Other over-the-counter dermatology products in the United States include Regenacyn® Advanced Scar Gel, which is clinically proven to improve the overall appearance of scars while reducing pain, itch and redness, Reliefacyn® Advanced Itch-Burn-Rash-Pain Relief Hydrogel for the alleviation of red bumps, rashes, shallow skin fissures, peeling, and symptoms of eczema/atopic dermatitis, and Rejuvacyn® Advanced Skin Repair Cooling Mist for management of minor skin irritations following cosmetic procedures as well as daily skin health and hydration. Rejuvacyn is certified as a Natural Personal Care Product by the Natural Products Association, and Reliefacyn received the National Eczema Association Seal of AcceptanceTM in 2023, the National Psoriasis Foundation Seal of Recognition in 2025 and the National Rosacea Society Seal of Acceptance in 2025. In January 2024, we launched LumacynTM Clarifying Mist, a direct-to-consumer skin care product in the United States. Lumacyn is an all-natural daily toner to soothe skin, reduce redness and irritation, and manage blemishes by reducing infection.

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

Results of Operations

Comparison of the Three Months Ended December 31, 2025 and 2024

Revenue

The following table shows our consolidated total revenue and revenue by geographic region for the three months ended December 31, 2025 and 2024:

	Three Months Ended December 31,
(In thousands)	2025	2024	$ Change	% Change
United States	$1,218	$614	$604	98%
Europe	1,560	1,257	303	24%
Asia	800	579	221	38%
Latin America	518	829	(311)	(38%	)
Rest of the World	253	285	(32)	(11%	)
Total	$4,349	$3,564	$785	22%

Revenues in the U.S. increased 98%, primarily as a result of an increase in sales of over-the-counter products and increasing sales by new and existing distributors.

Europe revenues increased 24% as a result of increased demand for our products.

Revenues in Asia increased 38% and Rest of World revenues decreased 11%. Revenues from these regions tend to fluctuate when viewed on a quarterly basis due to customers placing larger, but less frequent, orders to benefit from quantity discounts and reduced shipping costs when ordering larger quantities.

Latin America revenues decreased 38%, primarily due to timing of customer orders for overflow manufacturing.

Cost of Revenue and Gross Profit

The cost of revenue and gross profit metrics for the three months ended December 31, 2025 and 2024 are as follows:

	Three Months Ended December 31,
(In thousands, except for percentages)	2025	2024	$ Change	% Change
Cost of Revenues	$2,699	$2,294	$405	18%
Cost of Revenue as a % of Revenues	62%	64%
Gross Profit	$1,650	$1,270	$380	30%
Gross Profit as a % of Revenues	38%	36%

The increase in gross profit of $380,000 for the three months ended December 31, 2025, as compared to the prior period, was primarily due to an increase in revenue and overall product mix.

Research and Development Expense

The research and development expense metrics for the three months ended December 31, 2025 and 2024 are as follows:

	Three Months Ended December 31,
(In thousands, except for percentages)	2025	2024	$ Change	% Change
Research and Development Expense	$557	$427	$130	30%
Research and Development Expense as a % of Revenues	13%	12%

The increase in research and development expenses for the three months ended December 31, 2025 of $130,000 was primarily due to increased product development to support new product releases.

Selling, General and Administrative Expense

The selling, general and administrative expense metrics for the three months ended December 31, 2025 and 2024 are as follows:

	Three Months Ended December 31,
(In thousands, except for percentages)	2025	2024	Change	% Change
Selling, General and Administrative Expense	$1,771	$1,874	$(103)	(5%	)
Selling, General and Administrative Expense as a % of Revenues	41%	53%

The decrease in selling, general and administrative expenses for the three months ended December 31, 2025 of $103,000 was the result of ongoing efforts to control expenses.

Other (Expense) Income, net

Other (expense) income, net for the three months ended December 31, 2025 was $(271,000) compared to $112,000 for the three months ended December 31, 2024. Other (expense) income, net primarily relates to exchange rate fluctuations.

Income Tax Benefit (Expense)

Income tax benefit (expense) for the three months ended December 31, 2025 and 2024 was $130,000 and ($9,000), respectively. The benefit for the current period was related to an expected tax loss in Mexico this fiscal year. The expense for the prior period was primarily related to the use of our Mexico deferred tax asset.

Net Loss

The following table provides the net loss for each period along with the computation of basic and diluted net loss per share:

	Three Months Ended
	December 31,
(In thousands, except per share data)	2025	2024
Net loss	$(819)	$(928)

Weighted-average shares outstanding: basic and diluted	1,713	1,464

Net loss per share: basic and diluted	$(0.48)	$(0.63)

Comparison of the Nine Months Ended December 31, 2025 and 2024

Revenue

The following table shows our consolidated total revenue and revenue by geographic region for the nine months ended December 31, 2025 and 2024:

	Nine Months Ended December 31,
(In thousands)	2025	2024	$ Change	% Change
United States	$3,672	$1,930	$1,742	90%
Europe	5,179	3,943	1,236	31%
Asia	2,519	1,832	687	38%
Latin America	1,614	2,174	(560)	(26%	)
Rest of the World	984	655	329	50%
Total	$13,968	$10,534	$3,434	33%

Revenues in the U.S. increased 90%, primarily as a result of an increase in sales of over-the-counter products and increasing sales by new and existing distributors.

Europe revenues increased 31% as a result of increased demand for our products.

Revenues in Asia increased 38% and Rest of World revenues increased 50%. Revenues from these regions tend to fluctuate when viewed on a quarterly basis due to customers placing larger, but less frequent, orders to benefit from quantity discounts and reduced shipping costs when ordering larger quantities.

Latin America revenues decreased 26%, primarily due to timing of customer orders for overflow manufacturing.

Cost of Revenue and Gross Profit

The cost of revenue and gross profit metrics for the nine months ended December 31, 2025 and 2024 are as follows:

	Nine Months Ended December 31,
(In thousands, except for percentages)	2025	2024	$ Change	% Change
Cost of Revenues	$8,734	$6,597	$2,137	32%
Cost of Revenue as a % of Revenues	63%	63%
Gross Profit	$5,234	$3,937	$1,297	33%
Gross Profit as a % of Revenues	37%	37%

The increase in gross profit of $1,297,000 for the nine months ended December 31, 2025, as compared to the prior period, was primarily due to an increase in revenue and overall product mix.

Research and Development Expense

The research and development expense metrics for the nine months ended December 31, 2025 and 2024 are as follows:

	Nine Months Ended December 31,
(In thousands, except for percentages)	2025	2024	$ Change	% Change
Research and Development Expense	$1,726	$1,403	$323	23%
Research and Development Expense as a % of Revenues	12%	13%

The increase in research and development expenses for the nine months ended December 31, 2025 of $323,000 was primarily due to increased product development to support new product releases.

Selling, General and Administrative Expense

The selling, general and administrative expense metrics for the nine months ended December 31, 2025 and 2024 are as follows:

	Nine Months Ended December 31,
(In thousands, except for percentages)	2025	2024	Change	% Change
Selling, General and Administrative Expense	$5,618	$5,588	$30	1%
Selling, General and Administrative Expense as a % of Revenues	40%	53%

The increase in selling, general and administrative expenses for the nine months ended December 31, 2025 of $30,000 was the result of ongoing efforts to generate increased revenues across all geographic regions.

Other (Expense) Income, net

Other (expense) income, net for the nine months ended December 31, 2025 was ($812,000) compared to $675,000 for the nine months ended December 31, 2024. Other (expense) income, net in the current period primarily relates to exchange rate fluctuations, offset by the recognition of income of approximately $323,000 related to employee retention credits. Other (expense) income, net in the prior period primarily relates to exchange rate fluctuations.

Income Tax Benefit (Expense)

Income tax benefit (expense) for the nine months ended December 31, 2025 and 2024 was $328,000 and ($302,000), respectively. The benefit for the current period was related to an expected tax loss in Mexico this fiscal year. The expense for the prior period is primarily related to the use of our Mexico deferred tax asset.

Net Loss

The following table provides the net loss for each period along with the computation of basic and diluted net loss per share:

	Nine Months Ended
	December 31,
(In thousands, except per share data)	2025	2024
Net loss	$(2,594)	$(2,681)

Weighted-average shares outstanding: basic and diluted	1,667	1,117

Net loss per share: basic and diluted	$(1.56)	$(2.40)

Liquidity and Capital Resources

We reported a net loss of $2,594,000 and $2,681,000 for the nine months ended December 31, 2025 and December 31, 2024, respectively. At December 31, 2025 and March 31, 2025, our accumulated deficit amounted to $200,400,000 and $197,806,000, respectively. At December 31, 2025 and March 31, 2025, we had cash and cash equivalents of $2,561,000 and $5,374,000, respectively. At December 31, 2025 and March 31, 2025, we had working capital of $7,928,000 and $8,552,000, respectively.

We believe we have access to additional capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means; however, we cannot provide any assurance that other new financings will be available on commercially acceptable terms, if needed. If the economic climate in the U.S. deteriorates, our ability to raise additional capital could be negatively impacted. If we are unable to secure additional capital, we may be required to take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet our obligations. These measures could cause significant delays our continued efforts to commercialize products, which is critical to the realization of our business plan and our future operations. This uncertainty along with our history of losses indicates that there is substantial doubt about the our ability to continue as a going concern within one year after the date that these financial statements are issued. The accompanying condensed consolidated financial statements do not include any adjustments that may be necessary should we be unable to continue as a going concern.

Sources of Liquidity

Since our inception, substantially all of our operations have been financed through sales of equity securities. Other sources of financing that we have used to date include our revenues, as well as various loans and the sale of certain assets to customers.

Since January 1, 2025, substantially all of our operations have been financed through cash on hand and the following transactions:

•	Proceeds of $266,000, net of offering expenses, from the sale of common stock at various dates; and
•	Proceeds of $619,000 related to employee retention credits for the years 2020 and 2021.

Cash Flows

The following table presents a summary of our condensed consolidated cash flows for operating, investing and financing activities for the nine months ended December 31, 2025 and 2024 as well as balances of cash and cash equivalents and working capital:

	Nine Months Ended
	December 31,
(In thousands)	2025	2024
Net cash (used in) provided by:
Operating activities	$(3,414)	$7
Investing activities	(163)	(33)
Financing activities	90	2,788
Effect of exchange rates on cash	674	(654)
Net change in cash and cash equivalents	(2,813)	2,108
Cash and cash equivalents, beginning of the period	5,374	3,128
Cash and cash equivalents, end of the period	$2,561	$5,236
Working capital (1), end of period	$7,928	$8,677

(1)	Defined as current assets minus current liabilities.

Net cash used in operating activities during the nine months ended December 31, 2025 was $3,414,000, primarily due to our net loss of $2,594,000, an increase in inventory of $484,000, and an increase in prepaid expenses of $1,226,000, offset by an increase in accounts payable of $589,000, a decrease in accounts receivable of $46,000 and stock compensation of $120,000.

Net cash provided by operating activities during the nine months ended December 31, 2024 was $7,000, primarily due to a net loss of $2,681,000 offset by a decrease in prepaid expenses of $1,547,000, a decrease in accounts receivable of $219,000 and an increase in accounts payable of $864,000.

Net cash used in investing activities was $163,000 for the nine months ended December 31, 2025, primarily related to the purchase of equipment.

Net cash used in investing activities was $33,000 for nine months ended December 31, 2024, primarily related to the purchase of equipment.

Net cash provided by financing activities was $90,000 for the nine months ended December 31, 2025, primarily related to net proceeds from the sale of common stock of $266,000 and exercise of stock options of $44,000, offset by $220,000 of principal payments on a short-term loan related to financing of insurance premiums.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) prior to the filing of this Quarterly

Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were in design and operating effectively.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the third quarter of fiscal year 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not issue any unregistered securities during the quarter ended December 31, 2025 and through February 12, 2026.

Item 3.	Default Upon Senior Securities

We did not default upon any senior securities during the quarter ended December 31, 2025.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

During the quarter ended December 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

Exhibit Index

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., effective January 30, 2006 (included as exhibit 3.1 of the Company’s Annual Report on Form 10-K filed June 20, 2007, and incorporated herein by reference).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., effective October 22, 2008 (included as exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 21, 2008, and incorporated herein by reference).
3.4	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective March 29, 2013 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 22, 2013, and incorporated herein by reference).

3.5	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective December 4, 2014 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 8, 2014, and incorporated herein by reference).
3.6	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective October 22, 2015 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 27, 2015, and incorporated herein by reference).
3.7	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective June 24, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 28, 2016, and incorporated herein by reference).
3.8	Certificate of Amendment of Restated Certificate of Incorporation of Sonoma Pharmaceuticals, Inc., as amended, effective December 6, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 7, 2016, and incorporated herein by reference).
3.9	Amended and Restated Bylaws, as amended, of Sonoma Pharmaceuticals, Inc., effective December 6, 2016 (included as exhibit 3.2 to the Company’s Current Report on Form 8-K filed December 7, 2016, and incorporated herein by reference).
3.10	Amendment No. 1 to Amended and Restated Bylaws, as amended, of Sonoma Pharmaceuticals, Inc., effective June 14, 2024 (included as exhibit 3.10 to the Company’s Annual Report on Form 10-K filed June 17, 2024, and incorporated herein by reference).
3.11	Certificate of Designation of Preferences, Rights and Limitations of Series A 0% Convertible Preferred Stock, filed with the Delaware Secretary of State on April 24, 2012 (included as exhibit 4.2 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).
3.12	Certificate of Designation of Series B Preferred Stock, effective October 18, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 21, 2016, and incorporated herein by references).
3.13	Certificate of Amendment of Restated Certificate of Incorporation of Sonoma Pharmaceuticals, Inc., as amended, effective June 19, 2019 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 19, 2019, and incorporated herein by reference).
3.14	Certificate of Amendment of Restated Certificate of Incorporation of Sonoma Pharmaceuticals, Inc., as amended, effective August 29, 2024(included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 28, 2024, and incorporated herein by reference).
4.1	Specimen Common Stock Certificate (included as exhibit 4.1 to the Company’s Annual Report on Form 10-K filed June 28, 2017, and incorporated herein by reference).
4.2	Section 382 Rights Agreement, dated as of October 18, 2016, between Oculus Innovative Sciences, Inc. and Computershare Inc., which includes the Form of Certificate of Designation of Series B Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 21, 2016, and incorporated herein by reference).
10.1	Form of Indemnification Agreement between Oculus Innovative Sciences, Inc. and its officers and directors (included as exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.2	Office Lease Agreement, dated May 18, 2006, between Oculus Technologies of Mexico, S.A. de C.V. and Antonio Sergio Arturo Fernandez Valenzuela (translated from Spanish) (included as exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.3	Office Lease Agreement, dated July 2003, between Oculus Innovative Sciences, B.V. and Artikona Holding B.V. (translated from Dutch) (included as exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.4	Form of Director Agreement (included as exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.5	Amendment to Office Lease Agreement, effective February 15, 2008, by and between Oculus Innovative Sciences Netherlands B.V. and Artikona Holding B.V. (translated from Dutch) (included as exhibit 10.32 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).
10.6†	Exclusive Sales and Distribution Agreement, dated November 6, 2015, by and between Oculus Innovative Sciences, Inc. and Manna Pro Products, LLC (included as exhibit 10.1 to the Company’s 8-K filed March 23, 2016 and incorporated herein by reference).
10.7†	Asset Purchase Agreement dated October 27, 2016, between Oculus Innovative Sciences, Inc. and Invekra, S.A.P.I de C.V. (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 31, 2016, and incorporated herein by reference).
10.8†	Amendment Agreement to Acquisition Option dated October 27, 2016, by and between More Pharma Corporation S. de R.L. de C.V. and Oculus Technologies of Mexico, S.A. de C.V. (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 31, 2016, and incorporated herein by reference).

10.9	2016 Equity Incentive Plan (included as exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2016, and incorporated herein by reference).
10.10⸸+	Asset Purchase Agreement dated May 14, 2019, between Sonoma Pharmaceuticals, Inc. and Petagon, Ltd. (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 22, 2019, and incorporated herein by reference).
10.11⸸+	Asset Purchase Agreement dated February 21, 2020, between Sonoma Pharmaceuticals, Inc. and MicroSafe Group, DMCC (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 27, 2020, and incorporated herein by reference.)
10.12⸸+	License, Distribution and Supply Agreement by and between Sonoma Pharmaceuticals, Inc. and Brill International, S.L. dated May 19, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 26, 2020, and incorporated herein by reference.)
10.13	2021 Equity Incentive Plan (included as appendix on the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2021 and incorporated herein by reference).
10.14	2024 Equity Incentive Plan (included as appendix on the Company’s Definitive Proxy Statement on Schedule 14A filed July 1, 2024 and incorporated herein by reference).
10.15+⸸	Exclusive License and Distribution Agreement between the Company and Dyamed Biotech Pte Ltd., dated November 4, 2021 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 9, 2021, and incorporated herein by reference).
10.16	Sonoma Pharmaceuticals, Inc. Non-Employee Director Compensation Program and Stock Ownership Guidelines, revised by the Board of Directors on January 28, 2026 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 28, 2026, and incorporated herein by reference).
10.17	First Amendment to the Lease between the Company and Westland Development Services, Inc., dated June 21, 2023 (included as exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2023, and incorporated herein by reference).
10.18*	Second Amendment to the Lease between the Company and Westland Development Services, Inc., dated November 5, 2025.
10.19	At Market Issuance Sales Agreement, by and between the Company and Ladenburg Thalmann & Co. Inc., dated September 26, 2025 (included as exhibit 1.1 to the Company’s Current Report on Form 8-K filed September 26, 2025, and incorporated herein by reference).
10.20	Offer letter to Jerome Dvonch dated February 7, 2024 (included as exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q filed February 8, 2024, and incorporated herein by reference).
10.21	Offer letter to John Dal Poggetto dated February 7, 2024 (included as exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q filed February 8, 2024 and incorporated herein by reference).
10.22⸸+	Distribution Agreement, dated August 19, 2024, by and between Sonoma Pharmaceuticals, Inc. and Medline Industries, LP (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 21, 2024, and incorporated herein by reference).
10.23+	Amendment No. 1 to Distribution Agreement, dated October 17, 2024, by and between Sonoma Pharmaceuticals, Inc. and Medline Industries, LP (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 22, 2024, and incorporated herein by reference).
10.24⸸+	Master Supply Agreement, dated January 29, 2025, by and between Sonoma Pharmaceuticals, Inc. and WellSpring Pharmaceutical Corporation (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 30, 2025, and incorporated herein by reference).
10.25⸸+	Amendment No. 1 to Master Supply Agreement, dated March 21, 2025, by and between Sonoma Pharmaceuticals, Inc. and WellSpring Pharmaceutical Corporation (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 25, 2025, and incorporated herein by reference).
10.26⸸+	Amendment No. 2 to Master Supply Agreement, dated June 2, 2025, by and between Sonoma Pharmaceuticals, Inc. and WellSpring Pharmaceutical Corporation (included as exhibit 10.30 to the Company’s Annual Report on Form 10-K filed June 17, 2025, and incorporated herein by reference).
10.27⸸+	Amendment No. 3 to Master Supply Agreement, dated July 23, 2025, by and between Sonoma Pharmaceuticals, Inc. and WellSpring Pharmaceutical Corporation (included as exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q filed August 7, 2025, and incorporated herein by reference)
10.28⸸+	Distribution and Supply Agreement, effective March 28, 2025, by and between Sonoma Pharmaceuticals, Inc. and Phase One Health, LLC (included as exhibit 10.31 to the Company’s Annual Report on Form 10-K filed June 17, 2025, and incorporated herein by reference).

10.29	Amended and Restated Employment Agreement by and between the Company and Amy Trombly, dated October 3, 2025 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 9, 2025, and incorporated herein by reference).
10.30	Consulting Agreement by and between the Company and Dr. Jay Birnbaum, dated January 28, 2026 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 28, 2026, and incorporated herein by reference).
21.1	List of Subsidiaries (included as exhibit 21.1 to the Company’s Annual Report on Form 10-K filed June 28, 2017, and incorporated herein by reference).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

*	Filed herewith.
†	Confidential treatment has been granted with respect to certain portions of this agreement.
⸸	Certain portions of the exhibit have been omitted to preserve the confidentiality of such information. The Company will furnish copies of any such information to the SEC upon request.
+	The schedules to the exhibit have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any such schedules to the SEC upon request.

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

Date: February 10, 2026	By:	/s/ Amy Trombly
Amy Trombly President and Chief Executive Officer, (Principal Executive Officer)

Date: February 10, 2026	By:	/s/ Jerome Dvonch
Jerome Dvonch
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

