Form 10-K
period 2026-03-31
Sonoma Pharmaceuticals, Inc.
filed 2026-06-16
CIK 1367083

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For transition period from _____________ to _____________

Commission File Number: 001-33216

SONOMA PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	68-0423298
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on September 30, 2025, was $6,322,289 based on a total of 1,629,456 shares of the registrant’s common stock held by non-affiliates on September 30, 2025, at the closing price of $3.88 per share, as reported on the Nasdaq Capital Market.

There were 4,785,801 shares of the registrant’s common stock issued and outstanding on June 15, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12, 13 and 14 of Part III will incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2026 annual meeting of stockholders.

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

Business Update

Over the past year, we have continued our focus on increasing revenues and continuing progress towards profitability. During our most recent fiscal year, our revenues have grown as a result of continued expansion of our distribution network and customer base including increasing expansion into consumer markets, the introduction of new products into multiple markets around the world, as well as organic growth from existing customers and distributors. We have also focused on expanding and strengthening our regulatory reach by seeking new approvals and clearances.

Some of our recent business updates include:

•	In March 2026, we announced the U.S. retail launch of our advanced HOCl-based burn relief hydrogel in CVS and Walmart stores in the United States.

•	Also in March 2026, we announced the launch of Aquanil® AD, a hypochlorous acid based dermatology product line for sensitive skin, developed exclusively for Persōn & Covey, Inc. for distribution through its established over-the-counter dermatology channels in the United States.

•	In October 2025, we announced the registration of our manufacturing facility and listing of our Microcyn-based facial spray under the FDA's Modernization of Cosmetics Regulation Act of 2022 (MoCRA).

•	In October 2025, we announced the launch of a new HOCl wound cleanser for Medline Industries, LP, to be distributed into hospital systems, home healthcare and other healthcare channels across the United States.

•	In August 2025, Reliefacyn® Advanced Itch-Burn-Rash-Pain Relief Hydrogel earned the National Psoriasis Foundation (NPF) Seal of Recognition, and in November 2025, Reliefacyn earned the National Rosacea Society (NRS) Seal of Acceptance.

•	In August 2025, we announced the launch of our HOCl-based diaper rash products for infants and children into Walmart stores and other large retailers in the United States.

•	In July 2025, we expanded our partnership with a U.S.-based distributor for the sale of Microcyn technology-based products to large retailers in the United States to include additional consumer-focused products.

•	In April 2025, we launched the sale of our hypochlorous acid-based acne products in over 1,200 stores in the United Kingdom through a leading U.K. health and beauty retailer and pharmacy chain.

•	In April 2025, we received regulatory approval for the sale of our wound care products in Ukraine as a Class IIb medical device.

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

Dermatology

We have developed unique, differentiated, and safe dermatologic products that support paths to healing for various dermatologic conditions. Our products are primarily targeted at relieving pain and itch from skin irritations, the management of scars and managing symptoms of eczema/atopic dermatitis. In Europe and the United Kingdom, we have developed products to assist in the treatment of acne. We are strategically focused on introducing innovative new products that are supported by human clinical data with applications that address specific dermatological procedures currently in demand. In addition, we look for markets where we can provide effective product line extensions and pricing to new product families.

In the United States, we relaunched the direct sale of our prescription and office dispense dermatology products in December 2024, including Epicyn® Facial Cleanser, Levicyn® Antimicrobial Dermal Spray, Levicyn Gel, Levicyn Spray Gel, Celacyn® Scar Management Gel. We also relaunched over-the-counter Lasercyn® Dermal Spray and Lasercyn Gel.

Other over-the-counter dermatology products in the United States include Regenacyn® Advanced Scar Gel, which is clinically proven to improve the overall appearance of scars while reducing pain, itch and redness, Reliefacyn® Advanced Itch-Burn-Rash-Pain Relief Hydrogel for the alleviation of red bumps, rashes, shallow skin fissures, peeling, and symptoms of eczema/atopic dermatitis, and Rejuvacyn® Advanced Skin Repair Cooling Mist for management of minor skin irritations following cosmetic procedures as well as daily skin health and hydration. Rejuvacyn is certified as a Natural Personal Care Product by the Natural Products Association, and Reliefacyn received the National Eczema Association Seal of AcceptanceTM in 2023, the National Psoriasis Foundation Seal of Recognition in 2025 and the National Rosacea Society Seal of Acceptance in 2025. In January 2024, we launched LumacynTM Clarifying Mist, a direct-to-consumer skin care product in the United States. Lumacyn is an all-natural daily toner to soothe and cleanse the skin.

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

Eye Care

In the United States, our prescription product Acuicyn® Eyelid & Eyelash Cleanser is an effective solution for symptoms of blepharitis and the daily hygiene of eyelids and lashes.

We sell Ocucyn® Eyelid & Eyelash Cleanser to consumers through our online store and third party distributors. Ocucyn is designed for everyday use as a safe, gentle, and effective solution for good eyelid and eyelash hygiene. In international markets we rely on distribution partners to sell our eye products.

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

In April 2023, we launched Podiacyn® Advanced Everyday Foot Care direct to consumers for over-the-counter use in the United States, intended for daily foot health and hygiene. Podiacyn is available through our online store and third-party distributors.

Animal Health Care

MicrocynAH® is an HOCl-based topical product line that cleans, debrides and supports healing of a wide spectrum of animal wounds and infections. It is intended for a variety of animal afflictions including cuts, burns, lacerations, rashes, hot spots, rain rot, post-surgical sites, pink eye symptoms and wounds to the outer ear.

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

Employees

As of June 12, 2026, we employed a total of 9 full-time employees in the United States, and one full-time employee in the Netherlands. Additionally, we had approximately 250 employees in Mexico. We are not a party to any collective bargaining agreements. We believe relations with employees are very good.

Products

Our products are all classified as medical devices and categorized as prescription, over-the-counter (OTC) and office dispense products. Below are some of our key products that we either sell through our own efforts or through partnership agreements.

Dermatology

In the United States, we offer both prescription and OTC dermatology products. Our prescription strength products include Epicyn Facial Cleanser, Levicyn Dermal Spray, Levicyn Gel, Levicyn Spray Gel and Celacyn Scar Management Gel.

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

Lumacyn Clarifying Mist is intended for use as a daily skin toner, to soothe and cleanse the skin.

Regenacyn Plus, Reliefacyn Plus, and Rejuvacyn Plus are prescription-strength products available as office dispense through dermatology practices and medical spas.

Internationally, we offer a GramaDerm® Hydrogel and Solution Combo Pack to assist in the treatment of topical mild to moderate acne, Epicyn® Scar Management Hydrogel and Pediacyn® Atopic Dermatitis Hydrogel.

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

Eye Care

In the United States, we offer both OTC and prescription eye care products.

Acuiycn Eyelid and Eyelash Hygiene is a prescription HOCl-based solution that removes encrustation and debris, to help manage red, itchy, crusty, inflamed eyes and symptoms of chronic eye conditions such as dry eye, contact lens intolerance, blepharitis and meibomian gland dysfunction.

Ocucyn®
Eyelid & Eyelash
Cleanser
Microcyn
2 fl.oz. (59 mL)
Ocucyn®
Eyelid & Eyelash
Cleanser
2 fl.oz. (59 mL)

Ocucyn Eyelid and Eyelash Cleanser is an OTC eye care product sold directly in the United States that provides everyday relief for red, itchy, irritated and swollen eyelids.

Internationally, we offer OcudoxTM for eye care.

Animal Health Care

In the United States and internationally, our HOCl-based MicrocynAH line offers topical solutions designed to relieve the common symptoms of hot spots, scratches, skin rashes, post-surgical sites and irritated animal skin and promote expedited healing for all animals.

Our MicrocynVS line is veterinarian-strength animal care for use in vet clinics and animal hospitals.

Consumer Markets

We manufacture HOCl-based products for consumer markets in the United States through established retail brands. These products, including facial sprays, diaper rash and sunburn relief hydrogels, and first aid products, are marketed and sold through U.S.-based distributors and product lines.

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

Research and Development

Research and development expenses consist primarily of expenses for clinical studies, personnel, regulatory services and supplies. For the years ended March 31, 2026 and 2025, research and development expense amounted to $2,271,000 and $1,814,000, respectively. A small percentage of these expenses were borne by our customers.

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

Regulatory Approvals and Clearances

To date, in the United States we have obtained 22 U.S. Food and Drug Administration, or FDA, clearances permitting the sale of products as medical devices under Section 510(k) of the Federal Food, Drug and Cosmetic Act, including wound care and dermatological indications for:

•	cleansing, irrigation, moistening and debridement of exudating wounds, acute and chronic dermal lesions, post-surgical wounds, first-and-second-degree burns and diabetic foot ulcers;
•	itch and pain relief associated with dermal irritation;
•	relieving the pain of first and second degree burns;
•	management of old and new hypertrophic and keloid scarring resulting from burns, general surgical procedures and trauma wounds;
•	relieving itching and pain experienced with various types of dermatoses, including atopic dermatitis;
•	management of minor skin irritations following post non ablative laser therapy procedures, microdermabrasion therapy or superficial chemical peels;
•	management of irritation and pain from minor burns, including sunburn; and
•	management of minor skin abrasions, minor lacerations, minor irritations and intact skin of the face, eyelid and eyelashes.

Outside the United States, we sell products for dermatological and advanced tissue care with a European Conformity marking, Conformité Européenne, or CE. On January 29, 2025, we received an updated CE certificate under the new EU Medical Devices Regulation (MDR) covering all of our commercialized products in Europe. Our product indications under MDR include:

•	use in surgical wounds (intraoperative and postoperative), acute and chronic wounds, ulcers, cuts, abrasions, and burns;
•	management and reduction of new and existing hypertrophic and keloid scars;
•	care of lesions associated with atopic dermatitis;
•	as an adjunct in the topical treatment of mild to moderate acne; and
•	to aid in the treatment and symptoms of blepharitis on the eyelid.

Significant Customers

We rely on certain key customers for a significant portion of revenues. At March 31, 2026, customer A represented 12% and customer C represented 19% of our net accounts receivable balance. At March 31, 2025, customer D represented 24% of our net accounts receivable balance. For the year ended March 31, 2026, customer C represented 15% of net revenues. For the year ended March 31, 2025, customer B represented 21% and customer C represented 18% of net revenues.

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

Competition

We compete globally across six main channels: dermatology, eye care, wound care, podiatry, animal health care and surface disinfectants with our HOCl technology.

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

Some of our competitors in the dermatology, wound care, eye, podiatry, animal health care and surface disinfectant markets enjoy several competitive advantages. These include:

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

Cosmetics Regulation

In October 2025, we announced the registration of our manufacturing facility and listing of our Microcyn-based facial spray under the FDA’s Modernization of Cosmetics Regulation Act of 2022 (MoCRA). MoCRA, enacted in December 2022, expanded the FDA’s regulatory authority over cosmetic products, including by providing the FDA with new mandatory recall authority over cosmetics and by requiring the registration of cosmetic manufacturing facilities, the reporting of certain adverse events, the issuance of cGMP requirements, and the establishment of safety substantiation requirements. Cosmetics are not subject to premarket approval by the FDA, but the FDA seeks to ensure cosmetic products are not adulterated or misbranded. If the safety of a product or its ingredients has not been adequately substantiated, an appropriate warning label is required to be included on the product. Other warnings may also be mandated pursuant to FDA regulations. The FDA monitors compliance of cosmetic products with applicable regulations through market surveillance and inspection of cosmetic manufacturers and distributors to ensure that products do not contain false or misleading labeling, are not adulterated, and are not manufactured under unsanitary conditions. Inspections also may arise from consumer or competitor complaints filed with the FDA. In the event that the FDA determines that one of our products fails to comply with FDA regulations, we may be required, or we may independently decide, to conduct a recall or market withdrawal of that product or to correct the failure by making changes to that product, including its manufacturing, formulation, or label.

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

Since 2004, we loaned substantial amounts to our Mexico subsidiary Oculus Technologies of Mexico, S.A. de C.V. at various interest rates to fund their operations. As of March 31, 2026, our Mexico subsidiary owes approximately $12.3 million in principal, $10.4 million in technical assistance payments and $32.2 million in accrued interest. The intercompany loans mature in 2032 and were extended 5 years during the current fiscal year. There is no guarantee that our Mexican subsidiary will be able to pay any or all of the amounts due. If we were to forgive the debt or if we were to convert the debt to equity, it would be subject to Mexico income tax at 30%, or approximately $16.5 million, as well as Mexican withholding tax of 15%.

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

In addition, any interest paid to a foreign lender is subject to Mexico withholding tax of 15%. We also have interest owed on our intercompany technical assistance agreement and royalty withholding of 10% on our technical assistance agreement. This would amount to approximately $5.6 million in Mexico withholding tax at March 31, 2026, if all of the interest and technical assistance were to be repaid to us. In general, the foreign related party parent can then claim a credit for these withholding taxes on their U.S. income tax return. However, because of our substantial U.S. net operating losses, we are prevented from claiming any credit on any withholding tax for U.S. income tax purposes. Any such failure to pay intercompany debt, inability to deduct income taxes or apply credits, or liability for tax payments could have a material adverse effect on our business, financial condition, and results of operations.

We rely on a number of key customers who may not consistently purchase our products in the future, and if we lose any one of these customers, our revenues may decline.

Although we have a significant number of customers in each of the geographic markets that we operate in, we rely on certain key customers for a significant portion of our revenues. For the year ended March 31, 2026, customer C represented 15% of net revenues. For the year ended March 31, 2025, customer B represented 21% and customer C represented 18% of net revenues. In the future, a small number of customers may continue to represent a significant portion of our total revenues in any given period. These customers may not consistently purchase our products at a particular rate over any subsequent period. The loss of any of these customers could adversely affect our revenues.

A majority of our business is conducted outside of the United States, exposing us to additional risks that may not exist in the United States, which in turn could cause our business and operating results to suffer.

We have material international operations in Mexico, Asia and Europe. During the years ended March 31, 2026 and 2025, approximately 71% and 82% of our total revenue, respectively, were generated from sales outside of the United States. Our business is highly regulated for the use, marketing and manufacturing of our HOCl-based products both domestically and internationally. Our international operations are subject to risks, including:

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

Quality issues, concerns about safety or efficacy of our products, or failure to comply with governmental regulations could result in recall of our products and we could suffer adverse public relations that could adversely impact our sales, operating results, reputation and business operations.

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

We grant credit to our business customers, which are primarily located in Mexico, Europe and the United States. Collateral is generally not required for trade receivables. We maintain allowances for potential credit losses. We rely on certain key customers for a significant portion of revenues. At March 31, 2026, customer A represented 12% and customer C represented 19% of our net accounts receivable balance. At March 31, 2025, customer D represented 24% of our net accounts receivable balance. While we believe we have a varied customer base and have experienced strong collections in the past, if current economic conditions disproportionately impact any one of our key customers, including reductions in their purchasing commitments to us or their ability to pay their obligations, it could have a material adverse effect on our revenues and liquidity. We have not purchased insurance on our accounts receivable balances.

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

As of March 31, 2026, we had outstanding options to purchase an aggregate of 129,163 shares of our common stock at a weighted average exercise price of $23.94 per share and a weighted average contractual term of 8.79 years. In addition, 82,290 shares of our common stock were available on March 31, 2026 for future option grants under our 2016 Equity Incentive Plan and our 2024 Equity Incentive Plan. To the extent any additional options are granted and exercised, there will be further dilution to stockholders and investors. Until the options expire, these holders will have an opportunity to profit from any increase in the market price of our common stock without assuming the risks of ownership. Holders of options may convert or exercise these securities at a time when we could obtain additional capital on terms more favorable than those provided by the options. The exercise of the options will dilute the voting interest of the owners of presently outstanding shares by adding a substantial number of additional shares of our common stock.

We have filed several registration statements with the SEC, so that substantially all of the shares of our common stock which are issuable upon the exercise of outstanding options may be sold in the public market. The sale of our common stock issued or issuable upon the exercise of the options described above, or the perception that such sales could occur, may adversely affect the market price of our common stock.

Our failure to maintain compliance with Nasdaq’s continued listing requirements could result in the delisting of our common stock.

Nasdaq monitors our ongoing compliance with its minimum listing requirements. If we fail to satisfy the continued listing requirements of the Nasdaq Capital Market, such as the minimum closing bid price requirement and corporate governance requirements, Nasdaq may take steps to delist our common stock.  In January 2026, Nasdaq filed a proposed rule change with the Securities and Exchange Commission to adopt a continued listing requirement requiring companies listed on the Nasdaq Capital Market to maintain a minimum Market Value of Listed Securities of $5 million. If adopted, companies that fail to maintain this threshold for a specified period may be subject to immediate suspension and delisting without a compliance period.

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

ITEM 2. Properties

At March 31, 2026, we have a corporate office in Boulder, Colorado and our manufacturing facility in Zapopan, Mexico. We currently lease the following material properties:

Locations	Rent per month	Purpose
1) 5445 Conestoga Court, Unit 150, Boulder, CO 80301	USD 3,688	Principal executive office
2) Industria Vidriera 81, & 87 Zapopan Industrial Norte, Zapopan, Jalisco, 45135, Mexico	MXN 209,811	Office, manufacturing
3) Industria Maderera 106, 115 & 815 Zapopan Industrial Norte, Zapopan, Jalisco, 45135, Mexico	MXN 213,625	Office, warehouse

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

Holders

As of June 5, 2026, we had approximately 47 holders of record of our common stock. Holders of record include nominees who may hold shares on behalf of multiple owners.

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

Recent Sales of Unregistered Securities

We did not issue any unregistered securities during the year ended March 31, 2026 and through June 11, 2026.

ITEM 6. [Reserved]

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

On an ongoing basis, we evaluate our estimates and judgments. Areas in which we exercise significant judgment include, but are not necessarily limited to, our valuation of income taxes.

On an ongoing basis, we evaluate our estimates and judgments. We base our estimates and judgments on a variety of factors including our historical experience, knowledge of our business and industry, current and expected economic conditions, the attributes of our products, the regulatory environment, and in certain cases, the results of outside appraisals. We periodically re-evaluate our estimates and assumptions with respect to these judgments and modify our approach when circumstances indicate that modifications are necessary.

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

Results of Continuing Operations

Comparison of the Year Ended March 31, 2026 and 2025

Revenue

The following table shows our consolidated total revenue and revenue by geographic region for the year ended March 31, 2026 and 2025:

	Year Ended March 31,
(In thousands, except for percentages)	2026	2025	$ Change	% Change
United States	$5,674	$2,611	$3,063	117%
Europe	6,904	5,523	1,381	25%
Asia	2,900	2,317	583	25%
Latin America	2,373	2,962	(589)	(20%	)
Rest of the World	1,678	875	803	92%
Total	$19,529	$14,288	$5,241	37%

Revenues in the U.S. increased 117%, primarily as a result of an increase in sales of over-the-counter products and increased sales by new and existing distributors.

Europe revenues increased 25% as a result of increased demand for our products and favorable exchange rates.

Revenues in Asia increased 25% and Rest of World revenues increased 92% due to timing of customer orders and royalty revenue from our customer in India. Revenues from these regions tend to fluctuate due to customers placing larger, but less frequent, orders to benefit from quantity discounts and reduced shipping costs when ordering larger quantities.

Latin America revenues decreased 20%, primarily due to timing of customer orders for overflow manufacturing.

Cost of Revenue and Gross Profit

The cost of revenue and gross profit metrics for the year ended March 31, 2026 and 2025 are as follows:

	Year Ended March 31,
(In thousands, except for percentages)	2026	2025	$ Change	% Change
Cost of Revenues	$12,114	$8,823	$3,291	37%
Cost of Revenue as a % of Revenues	62%	62%
Gross Profit	$7,415	$5,465	$1,950	36%
Gross Profit as a % of Revenues	38%	38%

The gross profit margin of 38% for the year ended March 31, 2026 was consistent with the prior year.

Research and Development Expense

The research and development expense metrics for the year ended March 31, 2026 and 2025 are as follows:

	Year Ended March 31,
(In thousands, except for percentages)	2026	2025	$ Change	% Change
Research and Development Expense	$2,271	$1,814	$457	25%
Research and Development Expense as a % of Revenues	12%	13%

Increase in research and development expenses for the year ended March 31, 2026 of 25% was primarily due to increased product development to support new product releases.

Selling, General and Administrative Expense

The selling, general and administrative expense metrics for the years ended March 31, 2026 and 2025 are as follows:

	Year Ended March 31,
(In thousands, except for percentages)	2026	2025	Change	% Change
Selling, General and Administrative Expense	$7,605	$7,361	$244	3%
Selling, General and Administrative Expense as a % of Revenues	39%	52%

The increase in selling, general and administrative expenses for the year ended March 31, 2026 of 3% was primarily due to inflation driven salary increases in Mexico.

Other (Expense) Income, net

Other (expense) income, net for the year ended March 31, 2026 was ($958,000) compared to $803,000 for the year ended March 31, 2026. Other (expense) income, net in the current period primarily relates to exchange rate fluctuations, offset by the recognition of income of approximately $374,000 related to employee retention credits. Other (expense) income, net in the prior period primarily relates to exchange rate fluctuations.

Income Tax Benefit (Expense)

Income tax benefit (expense) for the year ended March 31, 2026 and 2025 was $244,000 and ($550,000), respectively. The benefit for the current period was related to an expected tax loss in Mexico this fiscal year. The expense for the prior period is primarily related to the use of our Mexico deferred tax asset.

Net Loss

The following table provides the net loss for each period along with the computation of basic and diluted net loss per share:

	For the Year Ended March 31,
(In thousands, except per share data)	2026	2025

Net loss	$(3,175)	$(3,457)

Weighted-average shares outstanding: basic and diluted	1,684	1,241

Net loss per share: basic and diluted	$(1.89)	$(2.79)

Liquidity and Capital Resources

We reported a net loss of $3,175,000 and $3,457,000 for the years ended March 31, 2026 and 2025, respectively. At March 31, 2026 and 2025, our accumulated deficit amounted to $200,981,000 and $197,806,000, respectively. As of March 31, 2026 and 2025, we had cash and cash equivalents of $2,399,000 and $5,374,000, respectively. Since our inception, substantially all of our operations have been financed through sales of equity securities. Other sources of financing that we have used to date include our revenues, as well as various loans and the sale of certain assets to customers.

Since April 1, 2025, substantially all of our operations have been financed through cash on hand and the following transactions:

•	Proceeds of $427,000, net of offering expenses, from the sale of common stock at various dates; and
•	Proceeds of $374,000 stemming from employee retention credits.

The following table presents a summary of our consolidated cash flows for operating, investing and financing activities for the years ended March 31, 2026 and 2025 as well as balances of cash and cash equivalents and working capital:

	Year ended March 31,
(In thousands)	2026	2025
Net cash (used in) provided by :
Operating activities	$(3,933)	$(88)
Investing activities	(192)	(80)
Financing activities	477	3,030
Effect of exchange rates on cash	673	(616)
Net change in cash and cash equivalents	(2,975)	2,246
Cash and cash equivalents, beginning of the period	5,374	3,128
Cash and cash equivalents, end of the period	$2,399	$5,374
Working capital (1), end of period	$7,268	$8,552

(1)	Defined as current assets minus current liabilities.

As of March 31, 2026 and 2025, we had cash and cash equivalents of $2,399,000 and $5,374,000, respectively.

Net cash used in operating activities during the year ended March 31, 2026 was $3,933,000, primarily due to our net loss of $3,175,000 offset by stock compensation of $255,000, a increase in accounts receivable of $122,000, an increase in prepaid expenses of $1,312,000 and a decrease in accounts payable of $871,000.

Net cash used in operating activities during the year ended March 31, 2025 was $88,000, primarily due to our net loss of $3,457,000 offset by stock compensation of $224,000, a decrease in accounts receivable of $434,000, a decrease in prepaid expenses of $1,086,000 and an increase in accounts payable of $416,000.

Net cash used in investing activities for the year ended March 31, 2026 was $192,000, primarily related to the purchase of capital property and equipment.

Net cash used in investing activities for the year ended March 31, 2025 was $80,000, primarily related to the purchase of capital property and equipment

Net cash provided by financing activities for the year ended March 31, 2026 was $477,000, primarily related to proceeds of $427,000 from the sale of common stock.

Net cash provided by financing activities for the year ended March 31, 2025 was $3,030,000, primarily related to proceeds of $3,079,000 from the sale of common stock.

We believe that our existing cash and operating plans are sufficient to fund our anticipated operations for the next twelve months. We also have access to additional capital resources, which may include public or private equity offerings, debt financings, corporate collaborations, or other means, if and when appropriate to support strategic initiatives. However, there can be no assurance that such financings will be available on commercially acceptable terms, or at all, if pursued in the future. If the economic climate in the U.S. deteriorates, our ability to access additional capital could be negatively impacted. If we elect to pursue additional financing in the future, we may do so to support growth initiatives, extend our financial flexibility, or fund strategic opportunities. Any such activities could result in delays or changes to planned commercialization activities depending on timing and market conditions.

Capital Expenditures

We currently forecast capital expenditures in order to execute on our business plan and maintain growth; however, the actual amount and timing of such capital expenditures will ultimately be determined by the volume of business. We currently anticipate spending $500,000 to purchase equipment to increase efficiency in operations for the year ended March 31, 2027. We expect to pay cash for those expenditures or to finance them through equipment leases.

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

We face a substantial Mexico tax liability, intercompany debt, unpaid technical assistance charges and accrued interest. These amounts are due in 2032. At this time, management believes there are sufficient assets on the balance sheet to cover any tax obligation without interrupting our operations or business. We have engaged tax professionals to review all options to limit our exposure to these amounts and to proceed in a manner that is most advantageous to us.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Sonoma Pharmaceuticals, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Sonoma Pharmaceuticals, Inc. and Subsidiaries (the "Company") as of March 31, 2026 and 2025, and the related consolidated statements of comprehensive loss, changes in stockholders' equity, and cash flows for the years ended March 31, 2026 and 2025, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and 2025, and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

June 16, 2026

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$2,399	$5,374
Accounts receivable, net	2,527	2,232
Inventories, net	3,651	2,915
Prepaid expenses and other current assets	3,436	1,915
Current portion of deferred consideration, net of discount	87	212
Total current assets	12,100	12,648
Property and equipment, net	310	225
Operating lease, right of use assets	602	84
Deferred tax asset, net	884	589
Deferred consideration, net of discount, less current portion	–	73
Other assets	64	74
Total assets	$13,960	$13,693

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,923	$953
Accrued expenses and other current liabilities	2,252	2,224
Deferred revenue, current portion	284	641
Short-term debt	222	220
Operating lease liabilities, current portion	151	58
Total current liabilities	4,832	4,096
Deferred revenue, net of current portion	–	17
Withholding tax payable	5,564	5,142
Operating lease liabilities, less current portion	469	27
Total liabilities	10,865	9,282
Commitments and Contingencies (Note 11)

Stockholders’ Equity:
Convertible preferred stock, $0.0001 par value; 714,286 shares authorized at March 31, 2026 and 2025, respectively, no shares issued and outstanding at March 31, 2026 and 2025	–	–
Common stock, $0.0001 par value; 50,000,000 shares authorized at March 31, 2026 and 2025, 1,799,057 and 1,634,265 shares issued and outstanding at March 31, 2026 and 2025, respectively (Note 1) (Note 12)	–	–
Additional paid-in capital	207,319	206,593
Accumulated deficit	(200,981)	(197,806)
Accumulated other comprehensive loss	(3,243)	(4,376)
Total stockholders’ equity	3,095	4,411
Total liabilities and stockholders’ equity	$13,960	$13,693

The accompanying footnotes are an integral part of these consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Year Ended March 31,
	2026	2025
Revenues	$19,529	$14,288
Cost of revenues	12,114	8,823
Gross profit	7,415	5,465
Operating expenses:
Research and development	2,271	1,814
Selling, general and administrative	7,605	7,361
Total operating expenses	9,876	9,175
Loss from operations	(2,461)	(3,710)
Other (expense) income	(958)	803
Loss from operations before income taxes	(3,419)	(2,907)
Income tax benefit (expense)	244	(550)
Net loss	$(3,175)	$(3,457)

Net loss per share: basic and diluted	$(1.89)	$(2.79)

Weighted-average shares outstanding: basic and diluted	1,684	1,241

Other comprehensive loss:
Net loss	$(3,175)	$(3,457)
Foreign currency translation adjustments	1,133	(1,653)
Comprehensive loss	$(2,042)	$(5,110)

The accompanying footnotes are an integral part of these consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended March 31, 2026 and 2025

(In thousands, except share amounts)

	Common Stock ($0.0001 par Value)		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, March 31, 2024	780,371	$–	$203,209	$(194,349)	$(2,723)	$6,137
Proceeds from the At-the-Market sale of common stock, net of offering expenses	816,894	–	3,079	–	–	3,079
Payments for fractional shares related to reverse-split	(288)	–	(1)	–	–	(1)
Exercise of employee stock options	27,750		82			82
Employee stock-based compensation	–	–	170	–	–	170
Employee stock-based compensation related to restricted stock grants	9,538	–	54	–	–	54
Foreign currency translation adjustment	–	–	–	–	(1,653)	(1,653)
Net loss	–	–	–	(3,457)	–	(3,457)
Balance, March 31, 2025	1,634,265	–	206,593	(197,806)	(4,376)	4,411
Proceeds from the At-the-Market sale of common stock, net of offering expenses	149,292	–	427	–	–	427
Exercise of employee stock options	15,500	–	44	–	–	44
Employee stock-based compensation	–	–	255	–	–	255
Foreign currency translation adjustment	–	–	–	–	1,133	1,133
Net loss	–	–	–	(3,175)	–	(3,175)
Balance, March 31, 2026	1,799,057	$–	$207,319	$(200,981)	$(3,243)	$3,095

The accompanying footnotes are an integral part of these consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(3,175)	$(3,457)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	139	138
Stock-based compensation	255	224
Deferred income tax (benefit) expense	(231)	357
Operating lease right-of-use asset	(515)	174
Changes in operating assets and liabilities:
Accounts receivable, net	(122)	434
Inventories, net	(465)	(388)
Prepaid expenses and other current assets	(1,312)	1,086
Deferred consideration, net of discount	237	194
Accounts payable	871	416
Accrued expenses and other current liabilities	(100)	295
Withholding tax payable	422	432
Operating lease liabilities	515	(174)
Deferred revenue	(452)	181
Net cash used in operating activities	(3,933)	(88)

Cash flows from investing activities:
Purchases of property and equipment	(192)	(80)
Net cash used in investing activities	(192)	(80)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering expenses	427	3,079
Proceeds from exercise of employee stock options	44	82
Payments for fractional shares related to reverse-split	–	(1)
Principal payments on short-term debt	(271)	(404)
Insurance premiums financed	277	274
Net cash provided by financing activities	477	3,030

Effect of exchange rate on cash and cash equivalents	673	(616)
Net (decrease) increase in cash and cash equivalents	(2,975)	2,246
Cash and cash equivalents, beginning of year	5,374	3,128
Cash and cash equivalents, end of year	$2,399	$5,374

Supplemental disclosure of cash flow information:
Cash paid for interest	$6	$11

Non-cash operating and financing activities:
Insurance premiums financed	$277	$274

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

NOTE 2 – Liquidity and Financial Condition

The Company reported a net loss of $3,175,000 and $3,457,000 for the years ended March 31, 2026 and 2025, respectively. At March 31, 2026 and 2025, the Company’s accumulated deficit amounted to $200,981,000 and $197,806,000, respectively. The Company had working capital of $7,268,000 and $8,552,000 as of March 31, 2026 and 2025, respectively. During the years ended March 31, 2026 and 2025, net cash used in operating activities amounted to $3,933,000 and $88,000, respectively.

On April 24, 2026, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Dawson James Securities, Inc. (the “Underwriter”). At the close of the offering, the Company issued 2,962,963 shares of common stock. The Company received gross proceeds of $4,000,000 and net proceeds of $3,574,000 after deducting commissions and other offering expenses paid by the Company (Note 17).

Management believes that the Company's existing cash, proceeds from the Dawson offering, and will be sufficient to fund its projected operating requirements for at least the next twelve months from the issuance date of these financial statements. This conclusion differs from prior periods due primarily to the Company's improved liquidity position resulting from the capital raise through the Dawson offering, together with actions taken to align operating expenditures with available resources and expected cash flow management. Additionally, the Company has access to capital resources, which may include public or private equity offerings, debt financings, corporate collaborations, or other means, if and when appropriate to support strategic initiatives. However, there can be no assurance that such financings will be available on commercially acceptable terms, or at all, if pursued in the future. If the economic climate in the U.S. deteriorates, the Company’s ability to access additional capital could be negatively impacted. If the Company elects to pursue additional financing in the future, it may do so to support growth initiatives, extend its financial flexibility, or fund strategic opportunities. Any such activities could result in delays or changes to planned commercialization activities depending on timing and market conditions.

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

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and all highly liquid investments with an original maturity of three months or less when purchased. The Company’s cash equivalents are held in prime money market investments with strong sponsor organizations which are monitored on a continuous basis.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Significant estimates and assumptions include the valuation allowance relating to the Company’s deferred tax asset. Periodically, the Company evaluates and adjusts estimates accordingly.

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

All of the Company’s revenue is recognized when control of the product is transferred to the customer (i.e. when its performance obligation is satisfied), which typically occurs when title passes to the customer upon shipment but could occur when the customer receives the product based on the terms of the agreement with the customer. For product sales to its value-added resellers, non-stocking distributors and end-user customers, the Company grants return privileges to its customers, and because the Company has a long history with its customers, the Company is able to estimate the amount of product that will be returned.

Sales to stocking distributors are made under terms with fixed pricing and limited rights of return (known as “stock rotation”) of the Company’s products held in their inventory. Revenue from sales to distributors is recognized upon the transfer of control to the distributor.

At March 31, 2026, 2025 and 2024, the Company deferred revenue in the amounts of $284,000, $658,000 and $565,000, respectively.

Concentration of Credit Risk and Major Customers

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents and accounts receivable. Cash and cash equivalents are maintained in financial institutions in the United States, Mexico and the Netherlands. The Company is exposed to credit risk in the event of default by these financial institutions for amounts in excess of the insured limits. Cash and cash equivalents held in foreign banks are intentionally kept at minimal levels, and therefore have minimal credit risk associated with them. We currently have $1,544,000 of deposits above insured limits.

The following table shows major customers revenues as a percentage of revenue:

	For the Year Ended March 31,
	2026	2025
Customer B	*%	21%
Customer C	15%	18%

The following table shows major customers accounts receivable balances as a percentage of net accounts receivables:

	March 31,
	2026	2025
Customer A	12%	*%
Customer C	19%	*%
Customer D	*%	24%

*	% Represents less than 10%

Accounts Receivable

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts, and sales returns. Estimates for cash discounts and sales returns are based on analysis of contractual terms and historical trends.

The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Other factors that the Company considers include its existing contractual obligations, historical payment patterns of its customers and individual customer circumstances, an analysis of days sales outstanding by customer and geographic region, and a review of the local economic environment and its potential impact on government funding and reimbursement practices. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company did not deem it necessary to record an allowance for doubtful accounts for probable credit losses at March 31, 2026, 2025 and 2024. Additionally, at March 31, 2026, 2025 and 2024, the Company has allowances of $19,000, $8,000 and $27,000, respectively, related to potential discounts, returns, distributor fees and rebates. The allowances are included in accounts receivable, net in the accompanying consolidated balance sheets. Accounts receivable, net at March 31, 2024 was $2,898,000.

Inventories

Inventories are stated at the lower of cost, cost being determined on a standard cost basis (which approximates actual cost on a first-in, first-out basis), or net realizable value.

Due to changing market conditions, estimated future requirements, age of the inventories on hand and production of new products, the Company regularly reviews inventory quantities on hand and records a provision to write down excess and obsolete inventory to its estimated net realizable value. At March 31, 2026 and 2025, the Company recorded provisions to reduce the carrying amounts of inventories to their net realizable value in the amounts of $614,000 and $298,000, respectively. The provisions are included in inventories, net in the accompanying consolidated balance sheets.

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

As of March 31, 2026 and 2025, there were no material Level 2 or Level 3 assets or liabilities.

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

When circumstances indicate that an impairment may have occurred, the Company tests such assets for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of such assets and their eventual disposition to their carrying amounts. In estimating these future cash flows, assets and liabilities are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other such groups. If the undiscounted future cash flows are less than the carrying amount of the asset, an impairment loss, measured as the excess of the carrying value of the asset over its estimated fair value, will be recognized. The cash flow estimates used in such calculations are based on estimates and assumptions, using all available information that management believes is reasonable. The Company did not record impairment losses for the years ended March 31, 2026 and 2025.

Research and Development

Research and development expenses are charged to operations as incurred and consists primarily of personnel expenses, clinical and regulatory services and supplies.

Advertising Costs

Advertising costs are charged to operations as incurred. Advertising costs amounted to $91,000 and $190,000 for the years ended March 31, 2026 and 2025, respectively. Advertising costs are included in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive loss.

Shipping and Handling Costs

The Company classifies amounts billed to customers related to shipping and handling in sale transactions as product revenues. The corresponding shipping and handling costs incurred are recorded in cost of product revenues. For the years ended March 31, 2026 and 2025, the Company recorded revenue related to shipping and handling costs of $180,000 and $18,000, respectively. These amounts are included in revenues in the accompanying consolidated statements of comprehensive loss.

Foreign Currency Reporting

The Company’s subsidiary, OTM, uses the local currency (Mexican Pesos) as its functional currency and its subsidiary, SP Europe, uses the local currency (Euro) as its functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date, and revenue and expense accounts are translated at average exchange rates during the period. Resulting translation adjustments amounted to gains of $1,133,000 and losses of $1,653,000 for the years ended March 31, 2026 and 2025, respectively. These amounts were recorded in other comprehensive loss in the accompanying consolidated statements of comprehensive loss for the years ended March 31, 2026 and 2025.

Foreign currency transactions relate primarily to trade payables and receivables and intercompany transactions between subsidiaries OTM and SP Europe. These transactions are expected to be settled in the foreseeable future. The Company recorded foreign currency transaction losses of $1,446,000 and gains of $243,000 for the years ended March 31, 2026 and 2025, respectively. The related amounts were recorded in other income (expense) in the accompanying consolidated statements of comprehensive loss.

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

	For the Year Ended March 31,
(In thousands, except per share data)	2026	2025

Net loss	$(3,175)	$(3,457)

Weighted-average shares outstanding: basic and diluted	1,684	1,241

Net loss per share: basic and diluted	$(1.89)	$(2.79)

The computation of basic and diluted loss per share for the years ended March 31, 2026 and 2025 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	March 31,
(In thousands)	2026	2025

Common stock to be issued upon exercise of options	129	73
Common stock to be issued upon vesting of restricted stock units	118	45
	247	118

Convertible Preferred Stock

The Company applies the accounting standards for distinguishing liabilities from equity when determining the classification and measurement of its preferred stock. Shares that are subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. The Company classifies conditionally redeemable preferred shares, which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, preferred shares are classified as stockholders' equity. There are no shares issued as of March 31, 2026 and 2025. All convertible preferred stock is presented as stockholders' equity as of March 31, 2026 and 2025.

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

NOTE 4 – Accounts Receivable

Accounts receivable, net consists of the following:

	March 31,
	2026	2025
Accounts receivable	$2,546,000	$2,240,000
Less: discounts, rebates, distributor fees and returns	(19,000)	(8,000)
Total accounts receivable, net	$2,527,000	$2,232,000

NOTE 5 – Inventories

Inventories, net consists of the following:

	March 31,
	2026	2025
Raw materials	$2,083,000	$1,395,000
Finished goods	2,182,000	1,818,000
	4,265,000	3,213,000
Less: allowance for obsolete and excess inventory	(614,000)	(298,000)
Total inventories, net	$3,651,000	$2,915,000

NOTE 6 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31,
	2026	2025
Prepaid insurance	$232,000	$236,000
Prepaid taxes paid to Mexican tax authorities	2,908,000	1,531,000
Other prepaid expenses and other current assets	296,000	148,000
Total prepaid expenses and other current assets	$3,436,000	$1,915,000

NOTE 7 – Property and Equipment

Property and equipment, net consists of the following:

	March 31,
	2026	2025
Manufacturing, lab, and other equipment	$1,801,000	$1,471,000
Office equipment	299,000	217,000
Furniture and fixtures	134,000	121,000
Leasehold improvements	556,000	491,000
	2,790,000	2,300,000
Less: accumulated depreciation	(2,480,000)	(2,075,000)
Total property and equipment, net	$310,000	$225,000

Depreciation expense amounted to $139,000 and $138,000 for the years ended March 31, 2026 and 2025, respectively.

NOTE 8 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31,
	2026	2025
Salaries and related costs	$1,719,000	$1,737,000
Other	533,000	487,000
Total accrued expenses and other current liabilities	$2,252,000	$2,224,000

NOTE 9 – Debt

Financing of Insurance Premiums

On February 1, 2026, the Company entered into a note agreement for $277,000 with an interest rate of 7.47% per annum with final payment on November 1, 2026. This instrument was issued in connection with financing insurance premiums. On February 2, 2026, the Company made an initial payment of $28,000. The note is payable in nine monthly installment payments of principal and interest of $28,000, with the first monthly installment beginning March 1, 2026. At March 31, 2026, the outstanding principal on the note amounted to $222,000.

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

NOTE 10 – Leases

The Company’s operating leases are comprised primarily of facility leases. Balance sheet information related to the Company’s leases is presented below:

	March 31,	March 31,
	2026	2025
Operating leases:
Operating lease right-of-use assets	$602,000	$84,000
Operating lease liabilities – current	151,000	58,000
Operating lease liabilities – non-current	469,000	27,000

Other information related to leases is presented below:

	Year ended March 31, 2026	Year ended March 31, 2025
Lease cost
Operating lease cost	$388,000	$365,000
Other information:
Operating cash flows from operating leases	$(515,000)	$(174,000)
Weighted-average remaining lease term – operating leases (in months)	43.5	18.6
Weighted-average discount rate – operating leases	10.7%	6%

As of March 31, 2026, the annual future minimum lease payments of the Company’s operating lease liabilities were as follows:

For Years Ending March 31,
2027	$210,000
2028	207,000
2029	169,000
2030	161,000
2031	13,000
Total future minimum lease payments, undiscounted	760,000
Less: imputed interest	(140,000)
Total lease liability	$620,000

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

Employment Agreements

At March 31, 2026, the Company had an employment agreement in place with one of its key executives. This executive employment agreement provided, among other things, for the payment of up to twenty-four months of severance compensation for terminations under certain circumstances.

As of March 31, 2026, with respect to this agreement, aggregated annual salaries was $475,000 and potential severance payments to these key executives is $1,425,000, if triggered.

Mexico Tax Liability

Since 2004, the Company loaned substantial amounts to its Mexico subsidiary Oculus Technologies of Mexico, S.A. de C.V. at various interest rates to fund their operations. As of March 31, 2026, our Mexico subsidiary owes approximately $12,300,000 in principal, $10,400,000 in technical assistance payments and $32,200,000 in accrued interest. The intercompany loans mature in 2032 and were extended 5 years during the current fiscal year. There is no guarantee that the Company’s Mexican subsidiary will be able to pay any or all of the amounts due. If the Company forgives the debt or if it convert the debt to equity, it would be subject to Mexico income tax at 30%, or approximately $16,500,000, as well as Mexican withholding tax of 15%.

In addition, any interest paid to a foreign lender is subject to Mexico withholding tax of 15%. The Company has interest owed on its intercompany technical assistance agreement and royalty withholding of 10% on its technical assistance agreement. This would amount to approximately $5,600,000 in Mexico withholding tax at March 31, 2026, if all of the interest and technical assistance were to be repaid. In general, the Company can then claim a credit for these withholding taxes on their U.S. income tax return. However, because of its substantial U.S. net operating losses, the Company is prevented from claiming any credit on any withholding tax for U.S. income tax purposes.

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

Sale of Common Stock

Maxim Group LLC

On December 15, 2023, the Company entered into an Equity Distribution Agreement (as amended, the “Maxim ATM Agreement”), with Maxim Group LLC (“Maxim”) pursuant to which the Company may offer and sell, from time to time, through Maxim, as sales agent or principal, shares of its common stock, $0.0001 par value per share. Subject to the terms and conditions of the Agreement, Maxim will use commercially reasonable efforts consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of the Nasdaq Capital Market to sell shares from time to time based upon the Company’s instructions, including any price, time or size limits specified by the Company. Under the Agreement, Maxim may sell shares by any method deemed to be an “at the market” offering as defined in Rule 415 under the U.S. Securities Act of 1933, as amended, or any other method permitted by law, including in privately negotiated transactions. Maxim’s obligations to sell shares under the Agreement are subject to satisfaction of certain conditions, including customary closing conditions for transactions of this nature. The Company will pay Maxim a commission of 3% of the aggregate gross proceeds from each sale of shares and has agreed to provide Maxim with customary indemnification and contribution rights.

In connection with the Agreement, from May 13, 2024 to November 20, 2024 the Company sold 816,894 shares of its common stock for gross proceeds of $3,325,000 and net proceeds of $3,079,000 after deducting commissions and other offering expenses paid by the Company.

Ladenburg Thalmann & Co. Inc.

On September 26, 2025, the Company entered into an At Market Issuance Sales Agreement (the “Agreement”), with Ladenburg Thalmann & Co. Inc. (“Ladenburg”) pursuant to which the Company may offer and sell, from time to time, through Ladenburg, as sales agent or principal, shares of its common stock, $0.0001 par value per share. Subject to the terms and conditions of the Agreement, Ladenburg will use commercially reasonable efforts consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of the Nasdaq Capital Market to sell shares from time to time based upon the Company’s instructions, including any price, time or size limits specified by the Company. Under the Agreement, Ladenburg may sell shares by any method deemed to be an “at the market” offering as defined in Rule 415 under the U.S. Securities Act of 1933, as amended, or any other method permitted by law, including in privately negotiated transactions. Ladenburg’s obligations to sell shares under the Agreement are subject to satisfaction of certain conditions, including customary closing conditions for transactions of this nature. The Company will pay Ladenburg a commission of 3% of the aggregate gross proceeds from each sale of shares and has agreed to provide Ladenburg with customary indemnification and contribution rights. From October 8, 2025 to March 31, 2026 the Company sold 149,292 shares of its common stock for gross proceeds of $518,000 and net proceeds of $427,000 after deducting commissions and other offering expenses paid by the Company.

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

The board has authorized 2,222 of the Company’s common stock for issuance under the 2016 Plan, in addition to automatic increases provided for in the 2016 Plan through April 1, 2026. The number of shares of the Company’s common stock reserved for issuance under the 2016 Plan will automatically increase, with no further action by the stockholders, at the beginning of each fiscal year by an amount equal to the lesser of (i) 8% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding year, or (ii) an amount determined by the Company’s board of directors. During the year ended March 31, 2019, the board of directors approved an increase of 243 shares authorized for issuance. During the year ended March 31, 2020, the board of directors approved an increase of 5,266 shares authorized for issuance. During the year ended March 31, 2022, the board of directors approved an increase of 8,372 shares authorized for issuance. During the year ended March 31, 2025, the board of directors approved an increase of 62,429 shares authorized for issuance. During the year ended March 31, 2026, the board of directors approved an increase of 130,741 shares authorized for issuance.

At March 31, 2026 there were 31,777 shares available for future issuance.

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

At March 31, 2026 there were 800 shares available for future issuance.

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

The board has authorized 50,000 shares of the Company’s common stock for issuance under the 2024 Plan, in addition to automatic increases provided for in the 2024 Plan through April 1, 2029. The number of shares of the Company’s common stock reserved for issuance under the 2024 Plan will automatically increase, with no further action by the stockholders, at the beginning of each fiscal year by an amount equal to the lesser of (i) 5% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding year, or (ii) an amount determined by the Company’s board of directors. During the year ended March 31, 2026, the board of directors approved an increase of 81,713 shares authorized for issuance.

At March 31, 2026, there were 49,713 shares available for future issuance.

Stock-Based Compensation

The Company issues service-based stock options to employees. The Company estimates the fair value of service option awards using the Black-Scholes option pricing model. Compensation expense for stock option awards is amortized on a straight-line basis over the awards’ vesting period. Compensation expense includes the impact of forfeitures as they are incurred.

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

The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Year Ended March 31,
	2026	2025
Fair value of the Company’s common stock on date of grant	$3.54	$2.68
Expected term	5.81 yrs	5.68 yrs
Risk-free interest rate	4.22%	4.57%
Dividend yield	0.00%	0.00%
Volatility	111.95%	109.91%
Fair value of options granted	$2.98	$2.23

During the years ended March 31, 2026 and 2025, the Company incurred $255,000 and $224,000, respectively of stock-based compensation expense. All stock-based compensation expense incurred is included in selling, general and administrative expense in the accompanying consolidated statements of comprehensive loss.

At March 31, 2026, there were unrecognized compensation costs of $225,000 related to stock options which is expected to be recognized over a weighted-average amortization period of 1.5 years.

Stock-Based Award Activity

Stock-based awards outstanding at March 31, 2026 under the various plans are as follows:

Plan	Outstanding
2011 Plan	3,747
2016 Plan	119,075
2021 Plan	19,841
2024 Plan	104,500
247,163

Stock options award activity is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at April 1, 2025	73,081	$43.27
Options granted	74,500	3.54
Options exercised	(15,500)	2.81
Options forfeited	(2,918)	99.48
Options expired	–	–
Outstanding at March 31, 2026	129,163	$23.94	8.79	$2.13
Exercisable at March 31, 2026	72,080	$40.21	8.04	$2.13

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock, or $2.13 and $2.19 per share at March 31, 2026 and 2025, respectively.

Restricted stock award activity is as follows:

	Number of Shares	Weighted Average Award Date Fair Value per Share
Unvested restricted stock awards outstanding at April 1, 2025	45,000	$2.68
Restricted stock awards granted	96,500	3.14
Forfeited	(23,500)	2.78
Restricted stock awards vested	–	–
Unvested restricted stock awards outstanding at March 31, 2026	118,000	$3.04

A tax benefit of $44,000 has been recognized relating to stock-based compensation as a result of non-qualified stock options and restricted stock exercised during the year ending March 31, 2026.

The Company issues new shares of common stock upon exercise of stock options or release of restricted stock awards.

NOTE 14 – Income Taxes

The income tax provision is based on the following net taxable loss before income taxes, which are from domestic and foreign sources:

	Year Ended March 31,
	2026	2025
Domestic	$1,026,000	$(158,000)
Foreign	(4,445,000)	(2,749,000)
Totals	$(3,419,000)	$(2,907,000)

The federal, state and foreign income tax provisions are summarized as follows:

	Year Ended March 31,
	2026	2025
Current:
State	$(26,000)	$(2,000)

Deferred:
Foreign	270,000	(548,000)
Total income tax benefit (expense)	$244,000	$(550,000)

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for continuing operations is as follows:

	Year Ended March 31,
	2026			2025
Expected federal statutory rate	$(717,000)	21.0%		$(611,000)	21.0%
State income taxes, net of federal benefit	26,000	(0.7%	)	3,000	(0.1%	)
Foreign tax:
Foreign earnings taxed at different rates:
Mexico	(370,000)	10.9%		(152,000)	5.2%
Netherlands	(13,000)	0.4%		(43,000)	1.5%
Effect of intercompany interest permanent differences:
Mexico	703,000	(20.7%	)	738,000	(25.3%	)
Netherlands	141,000	(4.1%	)	142,000	(4.9%	)
Annual inflation adjustment:
Mexico	191,000	(5.6%	)	180,000	(6.2%	)
Other deferred true-ups:
Mexico	(22,000)	0.6%		227,000	(7.8%	)
Other non-deductible expenses:
Mexico	33,000	(1.0%	)	31,000	(1.1%	)
Netherlands	1,000	(0.0%	)	1,000	(0.0%	)
Other non-taxable and non-deductible expenses	3,000	(0.1%	)	3,000	(0.1%	)
Total	(24,000)	0.7%		519,000	(17.8%	)
Change in valuation allowance	(220,000)	6.4%		31,000	(1.1%	)
Provision for income taxes and effective income tax rate	$(244,000)	7.1%		$550,000	(18.9%	)

The tax effects of temporary differences that give rise to significant components of our deferred tax assets and liabilities consist of:

	March 31,
	2026	2025
Deferred tax assets:
Net operating loss carryforwards	$24,171,000	$26,456,000
Research and development tax credit carryforwards	1,696,000	1,749,000
Stock-based compensation	987,000	879,000
Reserves and accruals	638,000	618,000
Other deferred tax assets	33,000	41,000
Lease liability	21,000	10,000
Gross deferred tax assets	27,546,000	29,753,000

Less valuation allowance	(26,551,000)	(29,062,000)

Total deferred tax assets	995,000	691,000

Deferred tax liabilities:
Fixed assets	(6,000)	(6,000)
Prepaid expenses	(84,000)	(86,000)
Right of use asset	(21,000)	(10,000)
Gross deferred tax liabilities	(111,000)	(102,000)
Net deferred tax assets	$884,000	$589,000

As of March 31, 2026, we have net operating loss (“NOL”) carryforwards for federal, state and foreign income tax purposes of approximately $95,500,000, $42,500,000 and $1,800,000, respectively. Due to the Tax Cuts and Job Act, federal NOL generated after March 31, 2018 have an indefinite life. Federal NOL generated on and before March 31, 2017 began to expire in 2024, if not utilized. State NOLs will begin to expire in the year 2026, if not utilized. Foreign NOLs will carry forward for 10 years.

As of March 31, 2026, we had federal and California research and development credit carryforward of approximately $905,000 and $790,000, respectively. The federal research and development credits began to expire in 2024 while the California research and development credits have no expiration date.

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

The Company has filed tax returns for federal, state and foreign jurisdictions. The Company’s evaluation of uncertain tax matters was performed for tax years ended through March 31, 2026. Generally, the Company is subject to audit for the years ended March 31, 2025, 2024 and 2023. The Company has elected to retain its existing accounting policy with respect to the treatment of interest and penalties attributable to income taxes, and continues to reflect interest and penalties attributable to income taxes, to the extent they arise, as a component of its income tax provision or benefit as well as its outstanding income tax assets and liabilities. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments to result in a material change to its financial position.

On July 4, 2025, the One Big Beautiful Bill Act as enacted, making permanent and expanding several corporate tax provisions originally introduced under the Tax Cuts and Jobs Act of 2017. The key changes include, immediate expensing of research and experimentation costs, restoration of EBITDA-based interest deductibility under §163(j), and extension of 100% bonus depreciation through 2030. The Company has evaluated the impact of these provisions and determined there will be no impact on near-term cash flows.

During the year ended March 31, 2026 and 2025, the Company made income tax prepayments in the amount of $1,120,000 and $19,000, respectively.

NOTE 15 – Employee Benefit Plan

The Company has a program to contribute and administer a qualified 401(k) plan. Under the 401(k) plan, the Company matches employee contributions to the plan up to 4% of the employee’s salary. Company contributions to the plan amounted to an aggregate of $117,000 and $88,000 for the years ended March 31, 2026 and 2025, respectively.

NOTE 16 – Revenue Disaggregation

The Company generates product revenues from products which are sold into the human and animal healthcare markets..

The following table presents the Company’s disaggregated revenues by source:

	Year Ended March 31,
	2026	2025
Product:
Human Care	$17,681,000	$12,635,000
Animal Care	1,848,000	1,653,000
Total	$19,529,000	$14,288,000

The following table shows the Company’s revenues by geographic region:

	Year Ended March 31,
	2026	2025
United States	$5,674,000	$2,611,000
Europe	6,904,000	5,523,000
Asia	2,900,000	2,317,000
Latin America	2,373,000	2,962,000
Rest of the World	1,678,000	875,000
Total	$19,529,000	$14,288,000

NOTE 17 – Subsequent Events

At-the-Market Sale of Common Stock

During April 2026, the Company sold 23,781 shares of common stock for gross proceeds of $56,000 and net proceeds of $55,000 after deducting offering expenses.

Dawson James Securities, Inc.

On April 24, 2026, the Company entered into an Underwriting Agreement with Underwiter. Pursuant to the terms of the Underwriting Agreement, the Company agreed to issue and sell to the Underwriter an aggregate of 2,962,962 units, each unit consisting of one share of common stock, par value $0.0001 per share or, in lieu of common stock, if purchasing common stock would result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% of the outstanding common stock, a pre-funded warrant, together with one warrant to purchase one share of common stock at an exercise price equal to $1.35 per share, in a public offering. The public offering price for each unit was $1.35.

Pursuant to the Underwriting Agreement, the Company granted the Underwriter a 45-day option (the “Over-Allotment Option”) to purchase up to 444,444 additional shares of common stock and/or 444,444 warrants to purchase an aggregate of 444,444 shares of common stock.

Pursuant to the Underwriting Agreement, The Company agreed to pay the Underwriter an aggregate fee equal to 7.5% of the gross proceeds of the offering. The Company also agreed to pay the Underwriter a non-accountable expense allowance equal to 1% of the public offering proceeds, and expenses related to the offering up to $75,000, and to issue to Dawson James Securities, Inc. or its designees a warrant for the purchase of up to 5% of the aggregate number of securities sold in the offering (the “Underwriter’s Warrant”). The Underwriter’s Warrant is exercisable for a period commencing six months following the closing of the offering and ending on the third anniversary of the closing date, with an exercise price equal to 110% of the public offering price.

The shares of common stock or pre-funded warrants, the warrants, the Underwriter’s Warrant and the shares issuable upon exercise of the warrants and/or the pre-funded warrants were offered to the public pursuant to the Company’s registration statement on Form S-1 and an accompanying preliminary prospectus (File No. 333-295171), which was declared effective by the Securities and Exchange Commission on April 23, 2026, and a final prospectus filed with the Securities and Exchange Commission on April 27, 2026.

The closing of the offering occurred on April 27 and 28, 2026, including full exercise of the Over Allotment Option, and the Company issued and sold (i) 1,650,716 shares of common stock, (ii) 1,312,247 pre-funded warrants to purchase 1,312,247 shares of common stock, and (iii) 3,407,404 warrants to purchase 3,407,404 shares of common stock, at an exercise price of $1.35 per share, expiring on the fifth anniversary of the date of issuance. The net proceeds to the Company from the sale of the shares of common stock, the pre-funded warrants, and the warrants are expected to be approximately $3.5 million, after deducting the underwriting discount, non-accountable expense allowance and other estimated offering expenses. The Company will receive additional proceeds from the warrants to the extent such warrants are exercised for cash.

The Underwriting Agreement contains customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and the Underwriter, including for liabilities under the Securities Act of 1933, as amended, other obligations of the parties and termination provisions. In addition, pursuant to the terms of the Underwriting Agreement, the Company and its executive officers and directors have entered into agreements providing that the Company and each of these persons may not, without the prior written approval of the Underwriter, subject to limited exceptions, offer, sell, transfer or otherwise dispose of the Company’s securities until 90 days following the closing of the offering.

On April 28, 2026, the Company entered into warrant agency agreements with Computershare, Inc. and Computershare Trust Company, N.A., which will act as warrant agent for the Company in connection with the pre-funded warrants and the warrants issued and sold in the offering. As of May 1, 2026, all pre-funded warrants were exercised in full for nominal cash proceeds to the Company.

In connection with the offering, the Company received gross proceeds of $4,000,000 and the Company sold and net proceeds of $3,574,000 after deducting commissions and other offering expenses paid by the Company.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of our most recent fiscal quarter. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Evaluation of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rule 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

During the quarter ended March 31, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended March 31, 2026 (the “2026 Proxy Statement”).

Item 405 of Regulation S-K requires the disclosure of, based upon our review of the forms submitted to us during and with respect to our most recent fiscal year, any known failure by any director, officer, or beneficial owner of more than ten percent of any class of our securities, or any other person subject to Section 16 of the Exchange Act (“reporting person”) to file timely a report required by Section 16(a) of the Exchange Act. This disclosure is contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2025 Proxy Statement.

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

ITEM 11. Executive Compensation

The information required by this Item is incorporated by reference to the 2026 Proxy Statement.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the 2026 Proxy Statement.

The information required to be disclosed by Item 201(d) of Regulation S-K, “Securities Authorized for Issuance Under Equity Compensation Plans,” appears under the caption “Equity Compensation Plan Information” in the 2025 Proxy Statement and such information is incorporated by reference into this report.

ITEM 13. Certain Relationships, Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the 2026 Proxy Statement.

ITEM 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the 2026 Proxy Statement.

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

(b) Exhibits

Exhibit Index

Exhibit No.	Description

1.1	Underwriting Agreement, dated April 24, 2026, by and between the Company and Dawson James Securities, Inc. (included as exhibit 1.1 of the Company’s Current Report on Form 8-K filed April 30, 2026, and incorporated herein by reference).
3.1	Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., effective January 30, 2006 (included as exhibit 3.1 of the Company’s Annual Report on Form 10-K filed June 20, 2007, and incorporated herein by reference).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., effective October 22, 2008 (included as exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 21, 2008, and incorporated herein by reference).
3.4	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective March 29, 2013 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 22, 2013, and incorporated herein by reference).
3.5	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective December 4, 2014 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 8, 2014, and incorporated herein by reference).
3.6	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective October 22, 2015 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 27, 2015, and incorporated herein by reference).
3.7	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective June 24, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 28, 2016, and incorporated herein by reference).
3.8	Certificate of Amendment of Restated Certificate of Incorporation of Sonoma Pharmaceuticals, Inc., as amended, effective December 6, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 7, 2016, and incorporated herein by reference).
3.9	Amended and Restated Bylaws, as amended, of Sonoma Pharmaceuticals, Inc., effective December 6, 2016 (included as exhibit 3.2 to the Company’s Current Report on Form 8-K filed December 7, 2016, and incorporated herein by reference).
3.10	Amendment No. 1 to Amended and Restated Bylaws, as amended, of Sonoma Pharmaceuticals, Inc., effective June 14, 2024 (included as exhibit 3.10 to the Company’s Annual Report on Form 10-K filed June 17, 2024, and incorporated herein by reference).
3.11	Certificate of Designation of Preferences, Rights and Limitations of Series A 0% Convertible Preferred Stock, filed with the Delaware Secretary of State on April 24, 2012 (included as exhibit 4.2 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).

3.12	Certificate of Designation of Series B Preferred Stock, effective October 18, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 21, 2016, and incorporated herein by references).
3.13	Certificate of Amendment of Restated Certificate of Incorporation of Sonoma Pharmaceuticals, Inc., as amended, effective June 19, 2019 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 19, 2019, and incorporated herein by reference).
3.14	Certificate of Amendment of Restated Certificate of Incorporation of Sonoma Pharmaceuticals, Inc., as amended, effective August 29, 2024(included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 28, 2024, and incorporated herein by reference).
4.1	Specimen Common Stock Certificate (included as exhibit 4.1 to the Company’s Annual Report on Form 10-K filed June 28, 2017, and incorporated herein by reference).
4.2	Section 382 Rights Agreement, dated as of October 18, 2016, between Oculus Innovative Sciences, Inc. and Computershare Inc., which includes the Form of Certificate of Designation of Series B Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (included as exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 21, 2016, and incorporated herein by reference).
4.3	Form of Warrant (included as exhibit 4.1 of the Company’s Current Report on Form 8-K filed April 30, 2026, and incorporated herein by reference).
4.4	Form of Pre-Funded Warrant (included as exhibit 4.2 of the Company’s Current Report on Form 8-K filed April 30, 2026, and incorporated herein by reference).
4.5	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1, as amended, originally filed April 17, 2026).
4.6	Warrant Agency Agreement (Common Warrants), dated April 28, 2026, by and among the Company, Computershare, Inc. and Computershare Trust Company, N.A. (included as exhibit 4.5 of the Company’s Current Report on Form 8-K filed April 30, 2026, and incorporated herein by reference).
4.7	Warrant Agency Agreement (Pre-Funded Warrants), dated April 28, 2026, by and among the Company, Computershare, Inc. and Computershare Trust Company, N.A. (included as exhibit 4.6 of the Company’s Current Report on Form 8-K filed April 30, 2026, and incorporated herein by reference).
10.1	Form of Indemnification Agreement between Oculus Innovative Sciences, Inc. and its officers and directors (included as exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.2	Office Lease Agreement, dated May 18, 2006, between Oculus Technologies of Mexico, S.A. de C.V. and Antonio Sergio Arturo Fernandez Valenzuela (translated from Spanish) (included as exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.3	Office Lease Agreement, dated July 2003, between Oculus Innovative Sciences, B.V. and Artikona Holding B.V. (translated from Dutch) (included as exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.4	Form of Director Agreement (included as exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.5	Amendment to Office Lease Agreement, effective February 15, 2008, by and between Oculus Innovative Sciences Netherlands B.V. and Artikona Holding B.V. (translated from Dutch) (included as exhibit 10.32 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).
10.6†	Exclusive Sales and Distribution Agreement, dated November 6, 2015, by and between Oculus Innovative Sciences, Inc. and Manna Pro Products, LLC (included as exhibit 10.1 to the Company’s 8-K filed March 23, 2016 and incorporated herein by reference).
10.7†	Asset Purchase Agreement dated October 27, 2016, between Oculus Innovative Sciences, Inc. and Invekra, S.A.P.I de C.V. (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 31, 2016, and incorporated herein by reference).
10.8†	Amendment Agreement to Acquisition Option dated October 27, 2016, by and between More Pharma Corporation S. de R.L. de C.V. and Oculus Technologies of Mexico, S.A. de C.V. (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 31, 2016, and incorporated herein by reference).

10.9	2016 Equity Incentive Plan (included as exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2016, and incorporated herein by reference).
10.10⸸+	Asset Purchase Agreement dated May 14, 2019, between Sonoma Pharmaceuticals, Inc. and Petagon, Ltd. (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 22, 2019, and incorporated herein by reference).
10.11⸸+	Asset Purchase Agreement dated February 21, 2020, between Sonoma Pharmaceuticals, Inc. and MicroSafe Group, DMCC (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 27, 2020, and incorporated herein by reference.)
10.12⸸+	License, Distribution and Supply Agreement by and between Sonoma Pharmaceuticals, Inc. and Brill International, S.L. dated May 19, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 26, 2020, and incorporated herein by reference.)
10.13	2021 Equity Incentive Plan (included as appendix on the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2021 and incorporated herein by reference).
10.14	2024 Equity Incentive Plan (included as appendix on the Company’s Definitive Proxy Statement on Schedule 14A filed July 1, 2024 and incorporated herein by reference).
10.15+⸸	Exclusive License and Distribution Agreement between the Company and Dyamed Biotech Pte Ltd., dated November 4, 2021 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 9, 2021, and incorporated herein by reference).
10.16	Sonoma Pharmaceuticals, Inc. Non-Employee Director Compensation Program and Stock Ownership Guidelines, revised by the Board of Directors on January 28, 2026 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 28, 2026, and incorporated herein by reference).
10.17	First Amendment to the Lease between the Company and Westland Development Services, Inc., dated June 21, 2023 (included as exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2023, and incorporated herein by reference).
10.18	Second Amendment to the Lease between the Company and Westland Development Services, Inc., dated November 5, 2025 (included as exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed February 10, 2026, and incorporated herein by reference).
10.19	At Market Issuance Sales Agreement, by and between the Company and Ladenburg Thalmann & Co. Inc., dated September 26, 2025 (included as exhibit 1.1 to the Company’s Current Report on Form 8-K filed September 26, 2025, and incorporated herein by reference).
10.20	Offer letter to Jerome Dvonch dated February 7, 2024 (included as exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q filed February 8, 2024, and incorporated herein by reference).
10.21	Offer letter to John Dal Poggetto dated February 7, 2024 (included as exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q filed February 8, 2024 and incorporated herein by reference).
10.22⸸+	Distribution Agreement, dated August 19, 2024, by and between Sonoma Pharmaceuticals, Inc. and Medline Industries, LP (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 21, 2024, and incorporated herein by reference).
10.23+	Amendment No. 1 to Distribution Agreement, dated October 17, 2024, by and between Sonoma Pharmaceuticals, Inc. and Medline Industries, LP (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 22, 2024, and incorporated herein by reference).
10.24⸸+	Master Supply Agreement, dated January 29, 2025, by and between Sonoma Pharmaceuticals, Inc. and WellSpring Pharmaceutical Corporation (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 30, 2025, and incorporated herein by reference).
10.25⸸+	Amendment No. 1 to Master Supply Agreement, dated March 21, 2025, by and between Sonoma Pharmaceuticals, Inc. and WellSpring Pharmaceutical Corporation (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 25, 2025, and incorporated herein by reference).
10.26⸸+	Amendment No. 2 to Master Supply Agreement, dated June 2, 2025, by and between Sonoma Pharmaceuticals, Inc. and WellSpring Pharmaceutical Corporation (included as exhibit 10.30 to the Company’s Annual Report on Form 10-K filed June 17, 2025, and incorporated herein by reference).
10.27⸸+	Amendment No. 3 to Master Supply Agreement, dated July 23, 2025, by and between Sonoma Pharmaceuticals, Inc. and WellSpring Pharmaceutical Corporation (included as exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q filed August 7, 2025, and incorporated herein by reference)
10.28⸸+	Distribution and Supply Agreement, effective March 28, 2025, by and between Sonoma Pharmaceuticals, Inc. and Phase One Health, LLC (included as exhibit 10.31 to the Company’s Annual Report on Form 10-K filed June 17, 2025, and incorporated herein by reference).
10.29	Amended and Restated Employment Agreement by and between the Company and Amy Trombly, dated October 3, 2025 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 9, 2025, and incorporated herein by reference).

10.30	Consulting Agreement by and between the Company and Dr. Jay Birnbaum, dated January 28, 2026 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 28, 2026, and incorporated herein by reference).
10.31	Manufacturing and Supply Agreement, effective October 24, 2025, by and between Sonoma Pharmaceuticals, Inc. and Kenvue Brands LLC (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 9, 2026).
14.1	Code of Business Conduct, as revised and adopted on November 5, 2024 (included as exhibit 14.1 to the Company’s Quarterly Report on Form 10-Q filed November 7, 2024, and incorporated herein by reference).
19	Sonoma Pharmaceuticals, Inc. Policy as to Trades in the Company’s Securities by Company Personnel and Treatment of Confidential Information, as amended on December 20, 2023 (included as exhibit 19 to the Company’s Annual Report on Form 10-K filed June 17, 2025, and incorporated herein by reference).
23.1*	Consent of Frazier & Deeter, LLC, independent registered public accounting firm.
21.1	List of Subsidiaries (included as exhibit 21.1 to the Company’s Annual Report on Form 10-K filed June 28, 2017, and incorporated herein by reference).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Sonoma Pharmaceuticals, Inc. Compensation Clawback Policy (included as Exhibit 97 to the Company’s Annual Report on Form 10-K filed June 17, 2024, and incorporated herein by reference).
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

*	Filed herewith.
†	Confidential treatment has been granted with respect to certain portions of this agreement.
⸸	Certain portions of the exhibit have been omitted to preserve the confidentiality of such information. The Company will furnish copies of any such information to the SEC upon request.
+	The schedules to the exhibit have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any such schedules to the SEC upon request.

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

SONOMA PHARMACEUTICALS, INC.

Date: June 16, 2026	By:	/s/ Amy Trombly
Amy Trombly President and Chief Executive Officer, (Principal Executive Officer)

Date: June 16, 2026		/s/ Jerome Dvonch
Jerome Dvonch
Chief Financial Officer
(Principal Financial and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Amy Trombly	President, Chief Executive Officer	June 16, 2026
Amy Trombly	(Principal Executive Officer)

/s/ Jerome Dvonch	Chief Financial Officer	June 16, 2026
Jerome Dvonch	(Principal Financial and Principal Accounting Officer)

/s/ Vanessa Jacoby	Director	June 16, 2026
Vanessa Jacoby

/s/ Philippe Weigerstorfer	Director	June 16, 2026
Philippe Weigerstorfer

/s/ Jerry McLaughlin	Director	June 16, 2026
Jerry McLaughlin

