Form 10-Q
period 2026-06-30
Sonoma Pharmaceuticals, Inc.
filed 2026-08-06
CIK 1367083

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of August 6, 2026 was 4,788,425.

SONOMA PHARMACEUTICALS, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30,	March 31,
	2026	2026
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,338	$2,399
Accounts receivable, net	3,182	2,527
Inventories, net	3,786	3,651
Prepaid expenses and other current assets	3,962	3,523
Total current assets	16,268	12,100
Property and equipment, net	290	310
Operating lease, right of use assets	578	602
Deferred tax asset, net	905	884
Other assets	66	64
Total assets	$18,107	$13,960

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,191	$1,923
Accrued expenses and other current liabilities	2,674	2,252
Deferred revenue	282	284
Short-term debt	140	222
Operating lease liabilities, current portion	160	151
Total current liabilities	5,447	4,832
Withholding tax payable	5,627	5,564
Operating lease liabilities, less current portion	439	469
Total liabilities	11,513	10,865
Commitments and Contingencies (Note 5)

Stockholders’ Equity:
Convertible preferred stock, $0.0001 par value; 714,286 shares authorized at June 30, 2026 and March 31, 2026, respectively, no shares issued and outstanding at June 30, 2026 and March 31, 2026	–	–
Common stock, $0.0001 par value; 50,000,000 shares authorized at June 30, 2026 and March 31, 2026, 4,785,801 and 1,799,057 shares issued and outstanding at June 30, 2026 and March 31, 2026, respectively	–	–
Additional paid-in capital	210,913	207,319
Accumulated deficit	(201,311)	(200,981)
Accumulated other comprehensive loss	(3,008)	(3,243)
Total stockholders’ equity	6,594	3,095
Total liabilities and stockholders’ equity	$18,107	$13,960

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2026	2025
Revenues	$6,406	$4,015
Cost of revenues	3,829	2,551
Gross profit	2,577	1,464
Operating expenses:
Research and development	597	594
Selling, general and administrative	2,020	1,965
Total operating expenses	2,617	2,559
Loss from operations	(40)	(1,095)
Other expense, net	(290)	(147)
Loss from operations before income taxes	(330)	(1,242)
Income tax benefit	–	1
Net loss	$(330)	$(1,241)

Net loss per share: basic and diluted	$(0.09)	$(0.76)

Weighted-average shares outstanding: basic and diluted	3,846	1,641

Other comprehensive loss:
Net loss	$(330)	$(1,241)
Foreign currency translation adjustments	235	806
Comprehensive loss	$(95)	$(435)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(330)	$(1,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	32	36
Stock-based compensation	58	57
Deferred income tax expense	–	93
Operating lease right-of-use asset	40	(448)
Changes in operating assets and liabilities:
Accounts receivable, net	(650)	(216)
Inventories, net	(81)	(652)
Prepaid expenses and other current assets	(364)	(819)
Deferred consideration, net of discount	24	55
Accounts payable	216	1,026
Accrued expenses and other current liabilities	391	(484)
Withholding tax payable	63	104
Operating lease liabilities	(40)	448
Deferred revenue	(8)	(26)
Net cash used in operating activities	(649)	(2,015)
Cash flows from investing activities:
Purchases of property and equipment	(2)	(106)
Net cash used in investing activities	(2)	(106)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering expenses	3,536	–
Proceeds from exercise of employee stock options	–	23
Principal payments on short-term debt	(82)	(81)
Net cash provided by (used in) financing activities	3,454	(58)
Effect of exchange rate on cash and cash equivalents	136	410
Net increase (decrease) in cash and cash equivalents	2,939	(1,769)
Cash and cash equivalents, beginning of period	2,399	5,374
Cash and cash equivalents, end of period	$5,338	$3,605

Supplemental disclosure of cash flow information:
Cash paid for interest	$3	$3

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

(In thousands, except share amounts)

(Unaudited)

	Common Stock ($0.0001 par Value)		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance, March 31, 2026	1,799,057	$–	$207,319	$(200,981)	$(3,243)	$3,095
Proceeds from the At-the-Market sale of common stock, net of offering expenses	23,781	–	55	–	–	55
Proceeds from the sale of common stock, net of offering expenses	2,962,963	–	3,481	–	–	3,481
Employee stock-based compensation	–	–	58	–	–	58
Foreign currency translation adjustment	–	–	–	–	235	235
Net loss	–	–	–	(330)	–	(330)
Balance, June 30, 2026	4,785,801	$–	$210,913	$(201,311)	$(3,008)	$6,594

	Common Stock ($0.0001 par Value)		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance, March 31, 2025	1,634,265	$–	$206,593	$(197,806)	$(4,376)	$4,411
Exercise of employee stock options	8,500	–	23	–	–	23
Employee stock-based compensation	–	–	57	–	–	57
Foreign currency translation adjustment	–	–	–	–	806	806
Net loss	–	–	–	(1,241)	–	(1,241)
Balance, June 30, 2025	1,642,765	$–	$206,673	$(199,047)	$(3,570)	$4,056

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and are in the form prescribed by the Securities and Exchange Commission (the “SEC”) in instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods indicated. All material intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended March 31, 2026, and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on June 16, 2026.

Note 2.	Liquidity and Financial Condition

The Company reported a net loss of $330,000 and $1,241,000 for the three months ended June 30, 2026 and 2025, respectively. At June 30, 2026 and March 31, 2026, the Company’s accumulated deficit amounted to $201,311,000 and $200,981,000, respectively. The Company had working capital of $10,821,000 and $7,268,000 as of June 30, 2026 and March 31, 2026, respectively. During the three months ended June 30, 2026 and 2025, net cash used in operating activities amounted to $649,000 and $2,015,000, respectively.

On April 24, 2026, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Dawson James Securities, Inc. (the “Underwriter”). At the close of the offering and following exercise of all pre-funded warrants, the Company issued 2,962,963 shares of common stock. The Company received gross proceeds of $4,000,000 and net proceeds of $3,481,000 after deducting commissions and other offering expenses paid by the Company.

Management believes that the Company's existing cash and proceeds from the offering will be sufficient to fund its projected operating requirements for at least the next twelve months from the issuance date of these financial statements. Additionally, the Company has access to capital resources, which may include public or private equity offerings, debt financings, corporate collaborations, or other means, if and when appropriate to support strategic initiatives. However, there can be no assurance that such financings will be available on commercially acceptable terms, or at all, if pursued in the future. If the economic climate in the U.S. deteriorates, the Company’s ability to access additional capital could be negatively impacted. If the Company elects to pursue additional financing in the future, it may do so to support growth initiatives, extend its financial flexibility, or fund strategic opportunities. Any such activities could result in delays or changes to planned commercialization activities depending on timing and market conditions.

Note 3.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates and those differences could be material. Significant estimates and assumptions include the valuation allowance relating to the Company’s deferred tax asset.

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

The following table provides the net loss for each period along with the computation of basic and diluted net loss per share:

	For the Three Months Ended June 30,
(In thousands, except per share data)	2026	2025

Net loss	$(330)	$(1,241)

Weighted-average number of common shares outstanding: basic and diluted	3,846	1,641

Net loss per share: basic and diluted	$(0.09)	$(0.76)

The computation of basic and diluted loss per share for the three months ended June 30, 2026 and 2025 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	June 30,
(In thousands)	2026	2025
Common stock to be issued upon exercise of common stock warrants	3,407	–
Common stock to be issued upon vesting of restricted stock units	123	106
Common stock to be issued upon exercise of options	129	72
	3,659	178

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification, Topic 606 Revenue from Contracts with Customers. Revenue is recognized when the Company transfers promised goods or services to the customer, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. In determining the appropriate amount of revenue to be recognized as the Company fulfills its obligations under the agreement, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.

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

At June 30, 2026, March 31, 2026 and March 31, 2025, the Company had deferred revenue in the amounts of $282,000, $284,000 and $658,000, respectively.

Accounts Receivable

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts, and sales returns. Estimates for cash discounts and sales returns are based on analysis of contractual terms and historical trends.

The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Other factors that the Company considers include its existing contractual obligations, historical payment patterns of its customers and individual customer circumstances, an analysis of days sales outstanding by customer and geographic region, and a review of the local economic environment and its potential impact on government funding and reimbursement practices. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company did not deem it necessary to record an allowance for doubtful accounts for probable credit losses at June 30, 2026, March 31, 2026 and March 31, 2025. At June 30, 2026, March 31, 2026 and March 31, 2025, the Company’s accounts receivable, net balances are $3,182,000, $2,527,000 and $2,232,000, respectively. Additionally, at June 30, 2026, March 31, 2026 and March 31, 2025, the Company has allowances of $19,000, $19,000 and $8,000, respectively, related to potential discounts, returns, distributor fees and rebates. The allowances are included in accounts receivable, net in the accompanying condensed consolidated balance sheets.

Inventories

Inventories are stated at the lower of cost, cost being determined on a standard cost basis (which approximates actual cost on a first-in, first-out basis), or net realizable value.

Due to changing market conditions, estimated future requirements, age of the inventories on hand and production of new products, the Company regularly reviews inventory quantities on hand and records a provision to write down excess and obsolete inventory to its estimated net realizable value. At June 30, 2026 and March 31, 2026, the Company recorded provisions to reduce the carrying amounts of inventories to their net realizable value in the amounts of $632,000 and $614,000, respectively, which is included in inventories, net in the accompanying unaudited condensed consolidated balance sheets.

Segment Reporting

The Company has one primary business activity and operates in one reportable segment. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer who evaluates performance and makes operating decisions about allocating resources based on financial data presented on a consolidated basis. The measures of profitability and the significant segment expenses reviewed by the CODM are consistent with these financial statements and footnotes.

Recent Accounting Standards

The Company has evaluated all the recent accounting standards and determined that none are material to it.

Note 4.	Condensed Consolidated Balance Sheet

Inventories, net

Inventories, net consist of the following:

	June 30,	March 31,
	2026	2026
Raw materials	$2,073,000	$2,083,000
Finished goods	2,345,000	2,182,000
	4,418,000	4,265,000
Less: allowance for obsolete and excess inventory	(632,000)	(614,000)
Total inventories, net	$3,786,000	$3,651,000

Leases

The Company’s operating leases are comprised primarily of facility leases. Balance sheet information related to the Company’s leases is presented below:

	June 30,	March 31,
	2026	2026
Operating leases:
Operating lease right-of-use assets	$578,000	$602,000
Operating lease liabilities – current	$160,000	$151,000
Operating lease liabilities – non-current	$439,000	$469,000

Other information related to leases is presented below:

Three Months Ended June 30, 2026
Lease cost
Operating lease cost	$104,000
Other information:
Operating cash flows from operating leases	(40,000)
Weighted-average remaining lease term – operating leases (in months)	41.2
Weighted-average discount rate – operating leases	10.7%

As of June 30, 2026, the annual minimum lease payments of our operating lease liabilities were as follows:

For Years Ending March 31,
2027 (excluding the three months ended June 30, 2026)	$162,000
2028	212,000
2029	174,000
2030	166,000
Thereafter	13,000
Total future minimum lease payments, undiscounted	727,000
Less: imputed interest	(128,000)
Present value of future minimum lease payments	$599,000

Note 5.	Commitments and Contingencies

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

Employment Agreements

At June 30, 2026, the Company had an employment agreement in place with one of its key executives. This executive employment agreement provided, among other things, for the payment of up to twenty-four months of severance compensation for terminations under certain circumstances. As of June 30, 2026, with respect to this agreement, the executive’s annual salary and potential severance payments were $475,000 and $1,425,000, respectively.

Mexico Tax Liability

Since 2004, the Company loaned substantial amounts to its Mexico subsidiary Oculus Technologies of Mexico, S.A. de C.V. at various interest rates to fund their operations. As of June 30, 2026 and March 31, 2026, outstanding principal amounted to approximately $12,728,000 and $12,300,000, respectively. As of June 30, 2026 and March 31, 2026, outstanding technical assistance charges amounted to approximately $10,781,000 and $10,400,000, respectively. As of June 30, 2026 and March 31, 2026, outstanding accrued interest amounted to approximately $33,968,000 and $32,200,000, respectively. The intercompany loans mature March 31, 2032. There is no guarantee that the Company’s Mexican subsidiary will be able to pay any or all of the amounts due. If the Company forgives the debt or if it converts the debt to equity, it would be subject to Mexico income tax at 30%, or approximately $17,162,000, as well as Mexican withholding tax of 15%.

In addition, any interest paid to a foreign lender is subject to Mexico withholding tax of 15%. The Company owes interest on its intercompany technical assistance agreement and royalty withholding of 10% on its technical assistance agreement. This would amount to approximately $5,627,000 and $5,564,000 in Mexico withholding tax at June 30, 2026 and March 31, 2026, respectively, if all of the interest and technical assistance were to be repaid. In general, the Company can then claim a credit for these withholding taxes on their U.S. income tax return. However, because of its substantial U.S. net operating losses, the Company is prevented from claiming any credit on any withholding tax for U.S. income tax purposes.

Note 6.	Debt

On February 1, 2026, the Company entered into a note agreement for $277,000 with an interest rate of 7.47% per annum with final payment on November 1, 2026. This instrument was issued in connection with financing insurance premiums. On February 2, 2026, the Company made an initial payment of $28,000. The note is payable in nine monthly installment payments of principal and interest of $28,000, with the first monthly installment beginning March 1, 2026. At June 30, 2026 and March 31, 2026 outstanding principal on the note amounted to $140,000 and $222,000, respectively.

Note 7.	Stockholders’ Equity

At-the-Market Sale of Common Stock

During April 2026, the Company sold 23,781 shares of common stock for gross proceeds of $56,000 and net proceeds of $55,000 after deducting offering expenses.

Dawson James Securities, Inc.

On April 24, 2026, the Company entered into an Underwriting Agreement with the Underwriter. Pursuant to the terms of the Underwriting Agreement, the Company agreed to issue and sell to the Underwriter an aggregate of 2,962,963 units, each unit consisting of one share of common stock, par value $0.0001 per share or, in lieu of common stock, if purchasing common stock would result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% of the outstanding common stock, a pre-funded warrant, together with one warrant to purchase one share of common stock at an exercise price equal to $1.35 per share, in a public offering. The public offering price for each unit was $1.35.

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

The shares of common stock or pre-funded warrants, the warrants, the Underwriter’s Warrant and the shares issuable upon exercise of the warrants and/or the pre-funded warrants were offered to the public pursuant to the Company’s registration statement on Form S-1 and an accompanying preliminary prospectus (File No. 333-295171), which was declared effective by the SEC on April 23, 2026, and a final prospectus filed with the SEC on April 27, 2026.

The closing of the offering occurred on April 27 and 28, 2026, including full exercise of the Over Allotment Option, and the Company issued and sold (i) 1,650,716 shares of common stock, (ii) 1,312,247 pre-funded warrants to purchase 1,312,247 shares of common stock, and (iii) 3,407,404 warrants to purchase 3,407,404 shares of common stock, at an exercise price of $1.35 per share, expiring on the fifth anniversary of the date of issuance. The net proceeds to the Company from the sale of the shares of common stock, the pre-funded warrants, and the warrants are expected to be approximately $3,500,000, after deducting the underwriting discount, non-accountable expense allowance and other estimated offering expenses. The Company will receive additional proceeds from the warrants to the extent such warrants are exercised for cash. The Company evaluated the classification of the pre-funded warrants, investor warrants, and Underwriter's Warrant.  The Company concluded that these instruments meet the criteria for equity classification. Accordingly, the warrants were recorded as components of stockholders' equity.

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

In connection with the offering, the Company received gross proceeds of $4,000,000 and net proceeds of $3,481,000 after deducting commissions and other offering expenses paid by the Company.

Note 8.	Stock-Based Compensation

For the three months ended June 30, 2026 and 2025, the Company incurred $58,000 and $57,000 of stock-based compensation expense, respectively. All stock-based compensation incurred is included in selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of comprehensive loss.

At June 30, 2026, there was unrecognized compensation costs of $204,000 related to stock options which is expected to be recognized over a weighted-average amortization period of 1.35 years.

Stock options award activity is as follows:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at April 1, 2026	129,163	$23.94
Options expired	(12)	837.00
Outstanding at June 30, 2026	129,151	$23.86
Exercisable at June 30, 2026	72,086	$40.07

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock, or $1.23 per share at June 30, 2026.

Restricted stock award activity is as follows:

	Number of Shares	Weighted Average Award Date Fair Value per Share
Unvested restricted stock awards outstanding at April 1, 2026	118,000	$3.04
Restricted stock awards granted	5,000	2.37
Unvested restricted stock awards outstanding at June 30, 2026	123,000	$3.01

The Company issues new shares of common stock upon exercise of stock options or release of restricted stock awards.

Note 9.	Income Taxes

At the end of each interim reporting period, the Company determines the income tax provision by using an estimate of the annual effective tax rate, adjusted for discrete items occurring in the quarter.

Our effective tax rate for the three months ended June 30, 2026 was 0.00%. The Company’s effective tax rate for the three months ended June 30, 2026 differed from the federal statutory tax rate of 21% primarily due to the valuation allowance recognized against deferred tax assets in the U.S.

Judgment is required in determining whether deferred tax assets will be realized in full or in part. Management assesses the available positive and negative evidence on a jurisdictional basis to estimate if deferred tax assets will be recognized and when it is more likely than not that all or some deferred tax assets will not be realized, and a valuation allowance must be established. As of June 30, 2026, the Company continues to maintain a valuation allowance in the U.S.

Note 10.	Revenue Disaggregation

The Company generates product revenues from products which are sold into the human and animal healthcare markets.

The following table presents the Company’s disaggregated revenues by source:

	Three Months Ended June 30,
	2026	2025
Human Care	$5,967,000	$3,555,000
Animal Care	439,000	460,000
Total revenue	6,406,000	4,015,000

The following table shows the Company’s revenue by geographic region:

	Three Months Ended June 30,
	2026	2025
United States	$2,426,000	$1,005,000
Europe	1,964,000	1,468,000
Asia	910,000	662,000
Latin America	626,000	564,000
Rest of the World	480,000	316,000
Total revenues	$6,406,000	$4,015,000

Note 11.	Significant Customer Concentrations

The following table shows major customer revenue as a percentage of net revenues:

	For the Three Months Ended June 30,
	2026	2025
Customer A	*%	10%
Customer B	10%	14%
Customer C	18%	19%
Customer E	18%	*%

The following table shows major customer accounts receivable balances as a percentage of net accounts receivables:

	June 30,
	2026	2025
Customer C	18%	14%
Customer D	*%	13%
Customer E	13%	*%
Customer F	12%	*%

*% Represents less than 10%

Note 12.	Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date the unaudited condensed consolidated financial statements were issued. The Company does not have subsequent events to report.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as of June 30, 2026 and our audited consolidated financial statements for the year ended March 31, 2026 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 17, 2026.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

Revenues

The following table shows our consolidated total revenues and revenues by geographic region for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
(In thousands)	2026	2025	$ Change	% Change
United States	$2,426	$1,005	$1,421	141%
Europe	1,964	1,468	496	34%
Asia	910	662	248	37%
Latin America	626	564	62	11%
Rest of the World	480	316	164	52%
Total	$6,406	$4,015	$2,391	60%

Revenues in the U.S. increased 141%, primarily as a result of an increase in sales of over-the-counter products and increased sales by new and existing distributors.

Europe revenues increased 34% as a result of increased demand for our products and favorable exchange rates.

Revenues in Asia increased 37% and Rest of World revenues increased 52% due to timing of customer orders. Revenues from these regions tend to fluctuate due to customers placing larger, but less frequent, orders to benefit from quantity discounts and reduced shipping costs when ordering larger quantities.

Latin America revenues increased 11%, primarily due to timing of customer orders for overflow manufacturing.

Cost of Revenues and Gross Profit

The cost of revenues and gross profit metrics for the three months ended June 30, 2026 and 2025 are as follows:

	Three Months Ended June 30,
(In thousands, except for percentages)	2026	2025	$ Change	% Change
Cost of Revenues	$3,829	$2,551	$1,278	50%
Cost of Revenues as a % of Revenues	60%	64%
Gross Profit	$2,577	$1,464	$1,113	76%
Gross Profit as a % of Revenues	40%	36%

Increase in gross profit for the three months ended June 30, 2026 of 76% was primarily due to an increase in revenues. Gross profit % also increased due to improvements made in our manufacturing process and customer mix.

Research and Development Expense

The research and development expense metrics for the three months ended June 30, 2026 and 2025 are as follows:

	Three Months Ended June 30,
(In thousands, except for percentages)	2026	2025	$ Change	% Change
Research and Development Expense	$597	$594	$3	1%
Research and Development Expense as a % of Revenues	9%	15%

Increase in research and development expenses for the three months ended June 30, 2026 of 1% was primarily due to increased product development to support new product releases.

Selling, General and Administrative Expense

The selling, general and administrative expense metrics for the three months ended June 30, 2026 and 2025 are as follows:

	Three Months Ended June 30,
(In thousands, except for percentages)	2026	2025	Change	% Change
Selling, General and Administrative Expense	$2,020	$1,965	$55	3%
Selling, General and Administrative Expense as a % of Revenues	32%	49%

The increase in selling, general and administrative expenses for three months ended June 30, 2026 of 3% was primarily due to inflation driven salary increases in Mexico.

Other Expense, net

Other expense, net for the three months ended June 30, 2026 was $290,000 compared to $147,000 for the three months ended June 30, 2025. Other expense, net in the current period primarily relates to exchange rate fluctuations.

Net Loss

The following table provides the net loss for each period along with the computation of basic and diluted net loss per share:

	Three Months Ended June 30,
(In thousands, except per share data)	2026	2025
Net loss	$(330)	$(1,241)

Weighted-average shares outstanding: basic and diluted	3,846	1,641

Net loss per share: basic and diluted	$(0.09)	$(0.76)

Liquidity and Capital Resources

We reported a net loss of $330,000 and $1,241,000 for the three months ended June 30, 2026 and 2025, respectively. At June 30, 2026 and March 31, 2026, our accumulated deficit amounted to $201,311,000 and $200,981,000, respectively. At June 30, 2026 and March 31, 2026, we had cash and cash equivalents of $5,338,000 and $2,399,000, respectively. At June 30, 2026 and March 31, 2026, we had working capital of $10,821,000 and $7,268,000, respectively. Since our inception, substantially all of our operations have been financed through sales of equity securities. Other sources of financing that we have used to date include our revenues, as well as various loans and the sale of certain assets to customers.

Since July 1, 2025, substantially all of our operations have been financed through cash on hand and the following transactions:

•	Proceeds of $3,963,000 net of offering expenses, from the sale of common stock at various dates

Cash Flows

The following table presents a summary of our unaudited condensed consolidated cash flows for operating, investing and financing activities for the three months ended June 30, 2026 and 2025 as well as balances of cash and cash equivalents and working capital:

	Three Months ended June 30,
(In thousands)	2026	2025
Net cash provided by (used in):
Operating activities	$(649)	$(2,015)
Investing activities	(2)	(106)
Financing activities	3,454	(58)
Effect of exchange rates on cash	136	410
Net change in cash and cash equivalents	2,939	(1,769)
Cash and cash equivalents, beginning of the period	2,399	5,374
Cash and cash equivalents, end of the period	$5,338	$3,605
Working capital (1), end of period	$10,821	$8,259

(1)	Defined as current assets minus current liabilities.

Net cash used in operating activities during the three months ended June 30, 2026 was $649,000, primarily due to our net loss of $330,000, an increase in accounts receivable of $650,000 an increase in inventory of $81,000, an increase in prepaid expenses of $364,000 offset by stock compensation of $58,000 and an increase in accounts payable of $216,000.

Net cash used in operating activities during the three months ended June 30, 2025 was $2,015,000, primarily due to our net loss of $1,241,000, an increase in accounts receivable of $216,000 an increase in inventory of $652,000, an increase in prepaid expenses of $819,000 offset by stock compensation of $57,000 and an increase in accounts payable of $1,026,000.

Net cash used in investing activities was $2,000 for the three months ended June 30, 2026, primarily related to the purchase of equipment.

Net cash used in investing activities was $106,000 for the three months ended June 30, 2025, primarily related to the purchase of equipment.

Net cash provided by financing activities was $3,454,000 for the three months ended June 30, 2026, primarily related to the sale of common stock offset by $82,000 of principal payments on a short-term loan related to financing of insurance premiums.

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

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates and those differences could be material. Significant estimates and assumptions include the valuation allowance relating to the Company’s deferred tax assets.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of our most recent fiscal quarter. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Evaluation of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rule 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Other than the risks set forth below, there have been no material changes from risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended March 31, 2026, as filed with the SEC June 16, 2026.

Our failure to maintain compliance with Nasdaq’s continued listing requirements could result in the delisting of our common stock.

Nasdaq monitors our ongoing compliance with its minimum listing requirements. If we fail to satisfy the continued listing requirements of the Nasdaq Capital Market, such as the minimum closing bid price requirement and corporate governance requirements, Nasdaq may take steps to delist our common stock.  On July 22, 2026, the Securities and Exchange Commission approved a new Nasdaq continued listing requirement requiring companies listed on the Nasdaq Capital Market to maintain a minimum Market Value of Listed Securities of $5 million. Companies that fail to maintain this threshold for 30 consecutive trading days are subject to immediate suspension and delisting without a compliance period.

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

We did not issue any unregistered securities during the quarter ended June 30, 2026 and through August 6, 2026.

Item 3.	Default Upon Senior Securities

We did not default upon any senior securities during the quarter ended June 30, 2026.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

During the quarter ended June 30, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Date: August 6, 2026	By:	/s/ Amy Trombly
Amy Trombly President and Chief Executive Officer, (Principal Executive Officer)

Date: August 6, 2026	By:	/s/ Jerome Dvonch
Jerome Dvonch
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

