Form 10-Q
period 2026-09-30
Sonoma Pharmaceuticals, Inc.
filed 2026-11-10
CIK 1367083

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of November 10, 2026 was 5,061,593.

SONOMA PHARMACEUTICALS, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30,	March 31,
	2026	2026
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,609	$2,399
Accounts receivable, net	3,582	2,527
Inventories, net	3,508	3,651
Prepaid expenses and other current assets	3,644	3,523
Total current assets	15,343	12,100
Property and equipment, net	294	310
Operating lease, right of use assets	522	602
Deferred tax asset, net	880	884
Other assets	64	64
Total assets	$17,103	$13,960

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,552	$1,923
Accrued expenses and other current liabilities	2,598	2,252
Deferred revenue	45	284
Short-term debt	57	222
Operating lease liabilities, current portion	163	151
Total current liabilities	4,415	4,832
Withholding tax payable	5,692	5,564
Operating lease liabilities, less current portion	382	469
Total liabilities	10,489	10,865
Commitments and Contingencies (Note 5)

Stockholders’ Equity:
Convertible preferred stock, $0.0001 par value; 714,286 shares authorized at September 30, 2026 and March 31, 2026, respectively, no shares issued and outstanding at September 30, 2026 and March 31, 2026	–	–
Common stock, $0.0001 par value; 50,000,000 shares authorized at September 30, 2026 and March 31, 2026, 5,057,755, and 1,799,057 shares issued and outstanding at September 30, 2026 and March 31, 2026, respectively	–	–
Additional paid-in capital	211,323	207,319
Accumulated deficit	(201,377)	(200,981)
Accumulated other comprehensive loss	(3,332)	(3,243)
Total stockholders’ equity	6,614	3,095
Total liabilities and stockholders’ equity	$17,103	$13,960

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Revenues	$7,174	$5,604	$13,580	$9,619
Cost of revenues	4,367	3,484	8,196	6,035
Gross profit	2,807	2,120	5,384	3,584
Operating expenses:
Research and development	469	575	1,066	1,169
Selling, general and administrative	2,048	1,882	4,068	3,847
Total operating expenses	2,517	2,457	5,134	5,016
Income (loss) from operations	290	(337)	250	(1,432)
Other income (expense), net	92	(394)	(198)	(541)
Net income (loss) before income taxes	382	(731)	52	(1,973)
Income tax (expense) benefit	(448)	197	(448)	198
Net loss	$(66)	$(534)	$(396)	$(1,775)

Net loss per share: basic and diluted	$(0.01)	$(0.32)	$(0.09)	$(1.08)
Weighted-average number of shares outstanding: basic and diluted	4,909	1,646	4,381	1,643

Other comprehensive loss:
Net loss	$(66)	$(534)	$(396)	$(1,775)
Foreign currency translation adjustments	(324)	205	(89)	1,011
Comprehensive loss	$(390)	$(329)	$(485)	$(764)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(396)	$(1,775)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	62	72
Stock-based compensation	153	96
Deferred income taxes	–	141
Operating lease right-of-use asset	78	(392)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,072)	(294)
Inventories, net	119	(444)
Prepaid expenses and other current assets	(215)	(834)
Deferred consideration, net of discount	86	114
Accounts payable	(367)	360
Accrued expenses and other current liabilities	355	(326)
Withholding tax payable	128	214
Operating lease liabilities	(78)	392
Deferred revenue	(238)	26
Net cash used in operating activities	(1,385)	(2,650)
Cash flows from investing activities:
Purchases of property and equipment	(44)	(116)
Net cash used in investing activities	(44)	(116)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering expenses	3,848	–
Proceeds from exercise of employee stock options	3	44
Principal payments on short-term debt	(165)	(164)
Net cash provided by (used in) financing activities	3,686	(120)
Effect of exchange rate on cash and cash equivalents	(47)	547
Net increase (decrease) in cash and cash equivalents	2,210	(2,339)
Cash and cash equivalents, beginning of period	2,399	5,374
Cash and cash equivalents, end of period	$4,609	$3,035

Supplemental disclosure of cash flow information:
Cash paid for interest	$6	$5
Cash paid for taxes	$31	$623

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

SONOMA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(In thousands, except share amounts)

(Unaudited)

	Common Stock ($0.0001 par Value)		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance, March 31, 2026	1,799,057	$–	$207,319	$(200,981)	$(3,243)	$3,095
Proceeds from the At-the-Market sale of common stock, net of offering expenses	23,781	–	55	–	–	55
Proceeds from the sale of common stock, net of offering expenses	2,962,963	–	3,481	–	–	3,481
Employee stock-based compensation	–	–	58	–	–	58
Foreign currency translation adjustment	–	–	–	–	235	235
Net loss	–	–	–	(330)	–	(330)
Balance, June 30, 2026	4,785,801	$–	$210,913	$(201,311)	$(3,008)	$6,594
Proceeds from the At-the-Market sale of common stock, net of offering expenses	265,522	–	312	–	–	312
Exercise of employee stock options and warrants	2,501	–	3	–	–	3
Employee stock-based compensation	3,931	–	95	–	–	95
Foreign currency translation adjustment	–	–	–	–	(324)	(324)
Net loss	–	–	–	(66)	–	(66)
Balance, September 30, 2026	5,057,755	$–	$211,323	$(201,377)	$(3,332)	$6,614

	Common Stock ($0.0001 par Value)		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance, March 31, 2025	1,634,265	$–	$206,593	$(197,806)	$(4,376)	$4,411
Exercise of employee stock options	8,500	–	23	–	–	23
Employee stock-based compensation	–	–	57	–	–	57
Foreign currency translation adjustment	–	–	–	–	806	806
Net loss	–	–	–	(1,241)	–	(1,241)
Balance, June 30, 2025	1,642,765	$–	$206,673	$(199,047)	$(3,570)	$4,056
Exercise of employee stock options	7,000	–	21	–	–	21
Employee stock-based compensation	–	–	39	–	–	39
Foreign currency translation adjustment	–	–	–	–	205	205
Net loss	–	–	–	(534)	–	(534)
Balance, September 30, 2025	1,649,765	$–	$206,733	$(199,581)	$(3,365)	$3,787

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

The Company reported a net loss of $66,000 and $534,000 for the three months ended September 30, 2026 and 2025, respectively, and a net loss of $396,000 and $1,775,000 for the six months ended September 30, 2026 and 2025, respectively. At September 30, 2026 and March 31, 2026, the Company’s accumulated deficit amounted to $201,377,000 and $200,981,000, respectively. The Company had working capital of $10,928,000 and $7,268,000 as of September 30, 2026 and March 31, 2026, respectively. The cash balance at September 30, 2026 and March 31, 2026 was $4,609,000 and $2,399,000, respectively. During the six months ended September 30, 2026 and 2025, net cash used in operating activities amounted to $1,385,000 and $2,650,000, respectively.

In connection with the Company’s ATM, during the six months ended September 30, 2026, the Company sold 289,303 shares of common stock for gross proceeds of $405,000 and net proceeds of $367,000 after deducting offering expenses.

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

Management believes that the Company’s existing cash and proceeds from these offerings will be sufficient to fund its projected operating requirements for at least the next twelve months from the issuance date of these financial statements. Additionally, the Company has access to capital resources, which may include public or private equity offerings, debt financings, corporate collaborations, or other means, if and when appropriate to support strategic initiatives. However, there can be no assurance that such financings will be available on commercially acceptable terms, or at all, if pursued in the future. If the economic climate in the U.S. deteriorates, the Company’s ability to access additional capital could be negatively impacted. If the Company elects to pursue additional financing in the future, it may do so to support growth initiatives, extend its financial flexibility, or fund strategic opportunities. Any such activities could result in delays or changes to planned commercialization activities depending on timing and market conditions.

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

The following table provides the net loss for each period along with the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except per share data)	2026	2025	2026	2025
Net loss	$(66)	$(534)	$(396)	$(1,775)

Net loss per share: basic and diluted	$(0.01)	$(0.32)	$(0.09)	$(1.08)

Weighted-average number of common shares outstanding: basic and diluted	4,909	1,646	4,381	1,643

The computation of basic and diluted loss per share for the three and six months ended September 30, 2026 and 2025 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Common stock to be issued upon vesting of restricted stock units	168	106	168	106
Common stock to be issued upon exercise of options	189	66	189	66
Common stock to be issued upon exercise of common stock warrants	3,556	–	3,556	–
	3,913	172	3,913	172

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

At September 30, 2026, March 31, 2026 and March 31, 2025, the Company had deferred revenue in the amounts of $45,000, $284,000 and $658,000, respectively.

Accounts Receivable

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts, and sales returns. Estimates for cash discounts and sales returns are based on analysis of contractual terms and historical trends.

The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Other factors that the Company considers include its existing contractual obligations, historical payment patterns of its customers and individual customer circumstances, an analysis of days sales outstanding by customer and geographic region, and a review of the local economic environment and its potential impact on government funding and reimbursement practices. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company did not deem it necessary to record an allowance for doubtful accounts for probable credit losses at September 30, 2026, March 31, 2026 and March 31, 2025. At September 30, 2026, March 31, 2026 and March 31, 2025, the Company’s accounts receivable, net balances are $3,582,000, $2,527,000 and $2,232,000, respectively. Additionally, at September 30, 2026, March 31, 2026 and March 31, 2025, the Company has allowances of $42,000, $19,000 and $8,000, respectively, related to potential discounts, returns, distributor fees and rebates. The allowances are included in accounts receivable, net in the accompanying unaudited condensed consolidated balance sheets.

Inventories

Inventories are stated at the lower of cost, cost being determined on a standard cost basis (which approximates actual cost on a first-in, first-out basis) or net realizable value.

Due to changing market conditions, estimated future requirements, age of the inventories on hand and production of new products, the Company regularly reviews inventory quantities on hand and records a provision to write down excess and obsolete inventory to its estimated net realizable value. At September 30, 2026 and March 31, 2026, the Company recorded reserve balances to reduce the carrying amounts of inventories to their net realizable value in the amounts of $304,000 and $614,000, respectively, which is included in inventories, net in the accompanying unaudited condensed consolidated balance sheets.

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

Recent Accounting Standards

The Company has evaluated all the recent accounting standards and determined that none are material to it.

Note 4.	Condensed Consolidated Balance Sheet

Inventories, net

Inventories, net consist of the following:

	September 30,	March 31,
	2026	2026
Raw materials	$1,676,000	$2,083,000
Finished goods	2,136,000	2,182,000
	3,812,000	4,265,000
Less: allowance for obsolete and excess inventory	(304,000)	(614,000)
Total inventories, net	$3,508,000	$3,651,000

Leases

The Company’s operating leases are comprised primarily of facility leases. Balance sheet information related to the Company’s leases is presented below:

	September 30,	March 31,
	2026	2026
Operating leases:
Operating lease right-of-use assets	$522,000	$602,000
Operating lease liabilities – current	$163,000	$151,000
Operating lease liabilities – non-current	$382,000	$469,000

Other information related to leases is presented below:

Six Months Ended September 30, 2026
Lease cost
Operating lease cost	$212,000
Other information:
Operating cash flows from operating leases	$(78,000)
Weighted-average remaining lease term – operating leases (in months)	38.5
Weighted-average discount rate – operating leases	10.8%

As of September 30, 2026, the annual minimum lease payments of our operating lease liabilities were as follows:

For Years Ending March 31,
2027 (excluding the three months ended September 30, 2026)	$105,000
2028	207,000
2029	168,000
2030	161,000
Thereafter	13,000
Total future minimum lease payments, undiscounted	654,000
Less: imputed interest	(109,000)
Present value of future minimum lease payments	$545,000

Note 5.	Commitments and Contingencies

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

Employment Agreements

At September 30, 2026, the Company had an employment agreement in place with one of its key executives. This executive employment agreement provided, among other things, for the payment of up to twenty-four months of severance compensation for terminations under certain circumstances. As of September 30, 2026, with respect to this agreement, the executive’s annual salary and potential severance payments were $475,000 and $1,425,000, respectively.

Mexico Tax Liability

Since 2004, the Company loaned substantial amounts to its Mexico subsidiary Oculus Technologies of Mexico, S.A. de C.V. at various interest rates to fund its operations. As of September 30, 2026 and March 31, 2026, outstanding principal amounted to approximately $12,300,000 and $12,300,000, respectively. As of September 30, 2026 and March 31, 2026, outstanding technical assistance charges amounted to approximately $10,400,000 and $10,400,000, respectively. As of September 30, 2026 and March 31, 2026, outstanding accrued interest amounted to approximately $33,000,000 and $32,200,000, respectively. The intercompany loans mature March 31, 2032. There is no guarantee that the Company’s Mexican subsidiary will be able to pay any or all of the amounts due. If the Company forgives the debt or if it converts the debt to equity, it would be subject to Mexico income tax at 30%, or approximately $16,729,000, as well as Mexican withholding tax of 15%.

In addition, any interest paid to a foreign lender is subject to Mexico withholding tax of 15%. The Company owes interest on its intercompany technical assistance agreement and royalty withholding of 10% on its technical assistance agreement. This would amount to approximately $5,692,000 and $5,564,000 in Mexico withholding tax at September 30, 2026 and March 31, 2026, respectively, if all of the interest and technical assistance were to be repaid. In general, the Company can then claim a credit for these withholding taxes on its U.S. income tax return. However, because of its substantial U.S. net operating losses, the Company is prevented from claiming any credit on any withholding tax for U.S. income tax purposes.

Note 6.	Debt

On February 1, 2026, the Company entered into a note agreement for $277,000 with an interest rate of 7.47% per annum with final payment on November 1, 2026. This instrument was issued in connection with financing insurance premiums. On February 2, 2026, the Company made an initial payment of $28,000. The note is payable in nine monthly installment payments of principal and interest of $28,000, with the first monthly installment beginning March 1, 2026. At September 30, 2026 and March 31, 2026 outstanding principal on the note amounted to $57,000 and $222,000, respectively.

Note 7.	Stockholders’ Equity

At-the-Market Sale of Common Stock

For the six months ended September 30, 2026, the Company sold 289,303 shares of common stock for gross proceeds of $405,000 and net proceeds of $367,000 after deducting offering expenses.

Dawson James Securities, Inc.

On April 24, 2026, the Company entered into an Underwriting Agreement with Dawson James Securities, Inc. (the “Underwriter”). Pursuant to the terms of the Underwriting Agreement, the Company agreed to issue and sell to the Underwriter an aggregate of 2,962,963 units, each unit consisting of one share of common stock, par value $0.0001 per share or, in lieu of common stock, if purchasing common stock would result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% of the outstanding common stock, a pre-funded warrant, together with one warrant to purchase one share of common stock at an exercise price equal to $1.35 per share, in a public offering. The public offering price for each unit was $1.35.

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

The closing of the offering occurred on April 27 and 28, 2026, including full exercise of the Over Allotment Option, and the Company issued and sold (i) 1,650,716 shares of common stock, (ii) 1,312,247 pre-funded warrants to purchase 1,312,247 shares of common stock, and (iii) 3,407,404 warrants to purchase 3,407,404 shares of common stock, at an exercise price of $1.35 per share, expiring on the fifth anniversary of the date of issuance. The net proceeds to the Company from the sale of the shares of common stock, the pre-funded warrants, and the warrants were $3,481,000, after deducting the underwriting discount, non-accountable expense allowance and other estimated offering expenses. The Company will receive additional proceeds from the warrants to the extent such warrants are exercised for cash. The Company evaluated the classification of the pre-funded warrants, investor warrants, and Underwriter's Warrant. The Company concluded that these instruments meet the criteria for equity classification. Accordingly, the warrants were recorded as components of stockholders' equity.

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

For the three months ended September 30, 2026 and 2025, the Company incurred $95,000 and $39,000 of stock-based compensation expense, respectively. For the six months ended September 30, 2026 and 2025, the Company incurred $153,000 and $96,000 of stock-based compensation expense, respectively. All stock-based compensation incurred is included in selling, general and administrative expense in the accompanying condensed consolidated statements of comprehensive loss.

The Company estimated the fair value of employee and non-employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options was estimated using the following weighted-average assumptions:

Six Months Ended September 30, 2026	Assumptions
Fair value of the Company’s common stock on date of grant	$1.26
Expected term	5-6.5 years
Risk-free interest rate	4.54%
Dividend yield	0%
Volatility	112.12% to 115.28%
Fair value of options granted	$1.19

Six Months Ended September 30, 2025	Assumptions
Fair value of the Company’s common stock on date of grant	$2.85
Expected term	5 years
Risk-free interest rate	4.38%
Dividend yield	0%
Volatility	112.56%
Fair value of options granted	$2.32

At September 30, 2026, there was unrecognized compensation costs of $215,000 related to stock options which is expected to be recognized over a weighted-average amortization period of 1.42 years.

Stock options award activity is as follows:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at April 1, 2026	129,163	$23.94
Options granted	62,500	1.26
Options exercised	(2,500)	1.26
Options expired	(12)	837.00
Outstanding at September 30, 2026	189,151	16.69
Exercisable at September 30, 2026	102,151	$28.66

Restricted stock award activity is as follows:

	Number of Shares	Weighted Average Award Date Fair Value per Share
Unvested restricted stock awards outstanding at April 1, 2026	118,000	$3.04
Restricted stock awards granted	56,431	1.35
Vested restricted stock awards	(6,431)	2.17
Unvested restricted stock awards outstanding at September 30, 2026	168,000	$2.51

The Company issues new shares of common stock upon exercise of stock options or release of restricted stock awards.

There were 2,500 restricted shares which vested but were not issued yet. We expect to issue those shares during the next quarter ended December 31, 2026.

Note 9.	Income Taxes

At the end of each interim reporting period, the Company determines the income tax provision by using an estimate of the annual effective tax rate, adjusted for discrete items occurring in the quarter.

Beginning with the quarter ended September 30, 2026, the Company excluded Mexico from its estimate of the worldwide annual effective tax rate due to its inability to make a reliable estimate of the annual effective tax rate for that jurisdiction. Because Mexican pre-tax income is near breakeven, small changes in forecasted pre-tax income, coupled with large permanent differences that are difficult to forecast, result in significant changes in the estimated annual effective tax rate. Accordingly, the income tax provision for Mexico is based on actual year-to-date ordinary income and the related tax for the period. The U.S. jurisdiction was also excluded from the estimate of the worldwide annual effective tax rate beginning with the quarter ended June 30, 2026 because it is expected to incur an ordinary loss for the year for which no tax benefit can be recognized due to the valuation allowance. Accordingly, no income tax benefit has been recorded on the U.S. loss. The income tax provision for the remaining jurisdictions is based on the estimated annual effective tax rate applied to year-to-date ordinary income, adjusted for discrete items occurring in the period.

The Company will continue to evaluate its ability to estimate the annual effective tax rate for Mexico at each interim period. Because the Mexico provision reflects year-to-date results, the Company’s effective tax rate may fluctuate significantly from quarter to quarter and may not be indicative of the annual effective tax rate.

Our effective tax rate for the three and six months ended September 30, 2026 was 117.28% and 861.53%, respectively. The Company’s effective tax rate for the three months and six months ended September 30, 2026 differed from the federal statutory tax rate of 21% primarily due to the valuation allowance recognized against deferred tax assets in the U.S and permanent tax adjustments for intercompany interest expense in Mexico and the Netherlands.

Judgment is required in determining whether deferred tax assets will be realized in full or in part. Management assesses the available positive and negative evidence on a jurisdictional basis to estimate if deferred tax assets will be recognized and when it is more likely than not that all or some deferred tax assets will not be realized, and a valuation allowance must be established. As of September 30, 2026, the Company continues to maintain a valuation allowance in the U.S.

Note 10.	Revenue Disaggregation

The Company generates product revenues from products which are sold into the human and animal healthcare markets.

The following table presents the Company’s disaggregated revenues by source:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Human Care	$6,782,000	$5,116,000	$12,749,000	$8,671,000
Animal Care	392,000	488,000	831,000	948,000
	$7,174,000	$5,604,000	$13,580,000	$9,619,000

The following table shows the Company’s revenues by geographic region:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
United States	$2,796,000	$1,449,000	$5,222,000	$2,454,000
Europe	2,148,000	2,151,000	4,112,000	3,619,000
Asia	801,000	1,057,000	1,711,000	1,719,000
Latin America	835,000	532,000	1,461,000	1,096,000
Rest of the World	594,000	415,000	1,074,000	731,000
Total	$7,174,000	$5,604,000	$13,580,000	$9,619,000

Note 11.	Significant Customer Concentrations

The following table shows major customers revenues as a percentage of net revenue:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Customer B	12%	*%	11%	11%
Customer C	17%	17%	17%	18%
Customer E	20%	*%	18%	*%

The following table shows major customers accounts receivable balances as a percentage of net accounts receivables:

	September 30,
	2026	2025
Customer B	10%	*%
Customer C	16%	15%
Customer D	*%	10%
Customer E	16%	*%
Customer F	12%	*%

*	% Represents less than 10%

Note 12.	Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date the unaudited condensed consolidated financial statements were issued. The Company does not have subsequent events to report.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as of September 30, 2026 and our audited consolidated financial statements for the year ended March 31, 2026 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 16, 2026.

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

First Aid and Wound Care

Our HOCl-based wound care products are intended for the treatment of acute and chronic wounds as well as first- and second-degree burns. They work by first removing foreign material and debris from the skin surface and moistening the skin, thereby improving wound healing. Secondly, our HOCl products assist in the wound healing process by removing microorganisms. HOCl is an important constituent of our innate immune system. Highly organized cell structures such as human tissue can tolerate the action of our wound care solution while single-celled microorganisms cannot, making our products advantageous to other wound-irrigation and antiseptic solutions. Due to its unique chemistry, our wound treatment solution is also much more stable than similar products on the market and therefore maintains much higher levels of hypochlorous acid over its shelf life.

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

In the United States, we sell our wound care products directly to hospitals, physicians, nurses, and other healthcare practitioners and indirectly through non-exclusive distribution arrangements. In other parts of the world, we sell our wound care products through a diverse network of distributors.

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

For the Asian and European markets, in May 2019 we partnered with Petagon, an international importer and distributor of quality pet food and products. We supply Petagon with all MicrocynAH products sold by Petagon.

Surface Disinfectants

Our HOCl technology has been formulated as a disinfectant and sanitizer solution and is sold in numerous countries. It is designed to be used to spray in aerosol format in areas and environments likely to serve as a breeding ground for the spread of infectious disease, which could result in epidemics or pandemics.

Through our partner MicroSafe, we sell hard surface disinfectant products into the Middle East and Australia.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

Revenues

The following table shows our consolidated total revenues and revenues by geographic region for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
(In thousands)	2026	2025	$ Change	% Change
United States	$2,796	$1,449	$1,347	93%
Europe	2,148	2,151	(3)	0%
Asia	801	1,057	(256)	(24%	)
Latin America	835	532	303	57%
Rest of the World	594	415	179	43%
Total	$7,174	$5,604	$1,570	28%

Revenues in the U.S. increased 93%, primarily as a result of an increase in demand for our products.

Europe revenues were flat for the period.

Revenues in Asia decreased 24% and Rest of World revenues increased 43% due to timing of customer orders. Revenues from these regions tend to fluctuate due to customers placing larger, but less frequent, orders to benefit from quantity discounts and reduced shipping costs when ordering larger quantities.

Latin America revenues increased 57%, primarily due to increasing demand for our products.

Cost of Revenues and Gross Profit

The cost of revenues and gross profit metrics for the three months ended September 30, 2026 and 2025 are as follows:

	Three Months Ended September 30,
(In thousands, except for percentages)	2026	2025	$ Change	% Change
Cost of Revenues	$4,367	$3,484	$883	25%
Cost of Revenues as a % of Revenues	61%	62%
Gross Profit	$2,807	$2,120	$687	32%
Gross Profit as a % of Revenues	39%	38%

Increase in gross profit for the three months ended September 30, 2026 of 32% was primarily due to an increase in revenues. Gross profit as a percentage of revenues also increased due to improvements made in our manufacturing process and customer mix.

Research and Development Expense

Research and development expenses for the three months ended September 30, 2026 and 2025 are as follows:

	Three Months Ended September 30,
(In thousands, except for percentages)	2026	2025	$ Change	% Change
Research and Development Expense	$469	$575	$(106)	(18%	)
Research and Development Expense as a % of Revenues	7%	10%

Decrease in research and development expenses for the three months ended September 30, 2026 of 18% was primarily due to a decrease in product development activities.

Selling, General and Administrative Expense

Selling, general and administrative expenses for the three months ended September 30, 2026 and 2025 are as follows:

	Three Months Ended September 30,
(In thousands, except for percentages)	2026	2025	Change	% Change
Selling, General and Administrative Expense	$2,048	$1,882	$166	9%
Selling, General and Administrative Expense as a % of Revenues	29%	34%

The increase in selling, general and administrative expenses for the three months ended September 30, 2026 of 9% was primarily due to inflation driven salary increases in Mexico.

Other Income (Expense), net

Other income (expense), net for the three months ended September 30, 2026 was $92,000 compared to ($394,000) for the three months ended September 30, 2025. Other income (expense), net in the current period primarily relates to exchange rate fluctuations.

Income Tax Benefit (Expense)

Income tax benefit (expense) for the three months ended September 30, 2026 and 2025 was (448,000) and 197,000, respectively. The expense for the current period was related to the use of our Mexico and Netherlands deferred tax assets and current foreign taxes. The benefit for the prior period was related to an increase in our Mexico deferred tax asset.

Net Loss

The following table provides the net loss for each period along with the computation of basic and diluted net loss per share:

	Three Months Ended September 30,
(In thousands, except per share data)	2026	2025
Net loss	$(66)	$(534)

Net loss per share: basic and diluted	$(0.01)	$(0.32)

Weighted-average number of common shares outstanding: basic and diluted	4,909	1,646

Comparison of the Six Months Ended September 30, 2026 and 2025

Revenues

The following table shows our consolidated total revenues and revenues by geographic region for the six months ended September 30, 2026 and 2025:

	Six Months Ended September 30,
(In thousands)	2026	2025	$ Change	% Change
United States	$5,222	$2,454	$2,768	113%
Europe	4,112	3,619	493	14%
Asia	1,711	1,719	(8)	0%
Latin America	1,461	1,096	365	33%
Rest of the World	1,074	731	343	47%
Total	$13,580	$9,619	$3,961	41%

Revenues in the U.S. increased 113%, primarily as a result of increased sales by new and existing distributors.

Europe revenues increased 14% as a result of increased demand for our products and favorable exchange rates.

Revenues in Asia were flat for the period and Rest of World revenues increased 47% due to timing of customer orders. Revenues from these regions tend to fluctuate due to customers placing larger, but less frequent, orders to benefit from quantity discounts and reduced shipping costs when ordering larger quantities.

Latin America revenues increased 33%, primarily due to timing of customer orders.

Cost of Revenues and Gross Profit

The cost of revenues and gross profit metrics for the six months ended September 30, 2026 and 2025 are as follows:

	Six Months Ended September 30,
(In thousands, except for percentages)	2026	2025	$ Change	% Change
Cost of Revenues	$8,196	$6,035	$2,161	36%
Cost of Revenues as a % of Revenues	60%	63%
Gross Profit	$5,384	$3,584	$1,800	50%
Gross Profit as a % of Revenues	40%	37%

Increase in gross profit for the six months ended September 30, 2026 of 50% was primarily due to an increase in revenues. Gross profit as a percentage of revenues also increased due to improvements made in our manufacturing process and customer mix.

Research and Development Expense

Research and development expenses for the six months ended September 30, 2026 and 2025 are as follows:

	Six Months Ended September 30,
(In thousands, except for percentages)	2026	2025	$ Change	% Change
Research and Development Expense	$1,066	$1,169	$(103)	(9%	)
Research and Development Expense as a % of Revenues	8%	12%

Decrease in research and development expenses for the six months ended September 30, 2026 of 9% was primarily due to a decrease in product development activities.

Selling, General and Administrative Expense

Selling, general and administrative expenses for the six months ended September 30, 2026 and 2025 are as follows:

	Six Months Ended September 30,
(In thousands, except for percentages)	2026	2025	Change	% Change
Selling, General and Administrative Expense	$4,068	$3,847	$221	6%
Selling, General and Administrative Expense as a % of Revenues	30%	40%

The increase in selling, general and administrative expenses for six months ended September 30, 2026 of 6% was primarily due to inflation driven salary increases in Mexico.

Other Income (Expense), net

Other expense, net for the six months ended September 30, 2026 was ($198,000) compared to ($541,000) for the six months ended September 30, 2025. Other income (expense), net in the current period primarily relates to exchange rate fluctuations.

Income tax benefit (expense)

Income tax benefit (expense) for the six months ended September 30, 2026 and 2025 was (448,000) and 198,000, respectively. The expense for the current period was related to the use of our Mexico and Netherlands deferred tax assets and current foreign taxes. The benefit for the prior period was related to an increase in our Mexico deferred tax asset.

Net Loss

The following table provides the net loss for each period along with the computation of basic and diluted net loss per share:

	Six Months Ended September 30,
(In thousands, except per share data)	2026	2025
Net loss	$(396)	$(1,775)

Net loss per share: basic and diluted	$(0.09)	$(1.08)

Weighted-average number of common shares outstanding: basic and diluted	4,381	1,643

Liquidity and Capital Resources

We reported a net loss of $66,000 and $534,000 for the three months ended September 30, 2026 and 2025, respectively, and a net loss of $396,000 and $1,775,000 for the six months ended September 30, 2026 and 2025, respectively. At September 30, 2026 and March 31, 2026, our accumulated deficit amounted to $201,377,000 and $200,981,000, respectively. At September 30, 2026 and March 31, 2026, we had cash and cash equivalents of $4,609,000 and $2,399,000, respectively. At September 30, 2026 and March 31, 2026, we had working capital of $10,928,000 and $7,268,000, respectively. Since our inception, substantially all of our operations have been financed through sales of equity securities. Other sources of financing that we have used to date include our revenues, as well as various loans and the sale of certain assets to customers.

Since October 1, 2025, substantially all of our operations have been financed through cash on hand and the following transactions:

•	Proceeds of $4,275,000 net of offering expenses, from the sale of common stock at various dates

Cash Flows

The following table presents a summary of our unaudited condensed consolidated cash flows for operating, investing, and financing activities for the six months ended September 30, 2026 and 2025 as well as balances of cash and cash equivalents and working capital:

	Six Months ended September 30,
(In thousands)	2026	2025
Net cash provided by (used in):
Operating activities	$(1,385)	$(2,650)
Investing activities	(44)	(116)
Financing activities	3,686	(120)
Effect of exchange rates on cash	(47)	547
Net change in cash and cash equivalents	2,210	(2,339)
Cash and cash equivalents, beginning of the period	2,399	5,374
Cash and cash equivalents, end of the period	$4,609	$3,035
Working capital (1), end of period	$10,928	$8,179

(1)	Defined as current assets minus current liabilities.

Net cash used in operating activities during the six months ended September 30, 2026 was $1,385,000, primarily due to our net loss of $396,000, an increase in accounts receivable of $1,072,000, a decrease in accounts payable of $367,000, offset by stock compensation of $153,000 and a decrease in inventory of $119,000.

Net cash used in operating activities during the six months ended September 30, 2025 was $2,650,000, primarily due to our net loss of $1,775,000, an increase in accounts receivable of $294,000, an increase in inventory of $444,000, an increase in prepaid expenses of $834,000 offset by stock compensation of $96,000 and an increase in accounts payable of $360,000.

Net cash used in investing activities was $44,000 for the six months ended September 30, 2026, primarily related to the purchase of equipment.

Net cash used in investing activities was $116,000 for the six months ended September 30, 2025, primarily related to the purchase of equipment.

Net cash provided by financing activities was $3,686,000 for the six months ended September 30, 2026, primarily related to the sale of common stock of $3,848,000 offset by $165,000 of principal payments on a short-term loan related to financing of insurance premiums.

Net cash used in financing activities was $120,000 for the six months ended September 30, 2025, primarily related to exercise of stock options of $44,000 offset by $164,000 of principal payments on a short-term loan related to financing of insurance premiums.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of our most recent fiscal quarter. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Evaluation of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rule 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three and six months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not issue any unregistered securities during the quarter ended September 30, 2026 and through November 10, 2026.

Item 3.	Default Upon Senior Securities

We did not default upon any senior securities during the quarter ended September 30, 2026.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

During the quarter ended September 30, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Recent Distribution and Co-Development Agreements

In September 2026, we were engaged by a U.S.-based professional skincare company to participate in a paid co-formulation project evaluating the integration of specialized skincare ingredients with our HOCl technology platform.

In July 2026, we entered into a new commercial relationship with a U.S.-based wound-care company that specializes in innovative bandage products.

In November 2026, we entered into a new U.S. distribution relationship for HOCl products in the senior care market.

Termination of Master Supply Agreement

On June 28, 2026, we sent Wellspring Pharmaceutical Corporation a notice indicating our intent to renegotiate certain commercial terms of the Master Supply Agreement, dated January 29, 2025, for the sale of Microcyn technology-based products to retailers in the United States (as amended, the “Agreement”) to align the commercial terms with the operating requirements and economics of the relationship. The parties were unable to negotiate mutually acceptable terms.

On November 6, 2026, we received written notice from WellSpring Pharmaceutical Corporation regarding termination. Pursuant to the terms of the Agreement, the termination will become effective following a 90-day notice period on February 4, 2027.

Item 6.	Exhibits

Exhibit Index

Exhibit No.	Description

1.1	Underwriting Agreement, dated April 24, 2026, by and between the Company and Dawson James Securities, Inc. (included as exhibit 1.1 of the Company’s Current Report on Form 8-K filed April 30, 2026, and incorporated herein by reference).
3.1	Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., effective January 30, 2006 (included as exhibit 3.1 of the Company’s Annual Report on Form 10-K filed June 20, 2007, and incorporated herein by reference).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., effective October 22, 2008 (included as exhibit A in the Company’s Definitive Proxy Statement on Schedule 14A filed July 21, 2008, and incorporated herein by reference).
3.4	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective March 29, 2013 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 22, 2013, and incorporated herein by reference).
3.5	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective December 4, 2014 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 8, 2014, and incorporated herein by reference).
3.6	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective October 22, 2015 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 27, 2015, and incorporated herein by reference).
3.7	Certificate of Amendment of Restated Certificate of Incorporation of Oculus Innovative Sciences, Inc., as amended, effective June 24, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 28, 2016, and incorporated herein by reference).
3.8	Certificate of Amendment of Restated Certificate of Incorporation of Sonoma Pharmaceuticals, Inc., as amended, effective December 6, 2016 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 7, 2016, and incorporated herein by reference).
3.9	Amended and Restated Bylaws, as amended, of Sonoma Pharmaceuticals, Inc., effective December 6, 2016 (included as exhibit 3.2 to the Company’s Current Report on Form 8-K filed December 7, 2016, and incorporated herein by reference).
3.10	Amendment No. 1 to Amended and Restated Bylaws, as amended, of Sonoma Pharmaceuticals, Inc., effective June 14, 2024 (included as exhibit 3.10 to the Company’s Annual Report on Form 10-K filed June 17, 2024, and incorporated herein by reference).
3.11	Certificate of Designation of Preferences, Rights and Limitations of Series A 0% Convertible Preferred Stock, filed with the Delaware Secretary of State on April 24, 2012 (included as exhibit 4.2 to the Company’s Current Report on Form 8-K, filed April 25, 2012, and incorporated herein by reference).
3.12	Amended and Restated Certificate of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 6, 2026).
3.13	Certificate of Amendment of Restated Certificate of Incorporation of Sonoma Pharmaceuticals, Inc., as amended, effective June 19, 2019 (included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 19, 2019, and incorporated herein by reference).
3.14	Certificate of Amendment of Restated Certificate of Incorporation of Sonoma Pharmaceuticals, Inc., as amended, effective August 29, 2024(included as exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 28, 2024, and incorporated herein by reference).
4.1	Specimen Common Stock Certificate (included as exhibit 4.1 to the Company’s Annual Report on Form 10-K filed June 28, 2017, and incorporated herein by reference).
4.2	Section 382 Rights Agreement, dated as of October 6, 2026, between Oculus Innovative Sciences, Inc. and Computershare Inc., which includes the Amended and Restated Certificate of Designation of Series B Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 6, 2026).
4.3	Form of Warrant (included as exhibit 4.1 of the Company’s Current Report on Form 8-K filed April 30, 2026, and incorporated herein by reference).

4.4	Form of Pre-Funded Warrant (included as exhibit 4.2 of the Company’s Current Report on Form 8-K filed April 30, 2026, and incorporated herein by reference).
4.5	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1, as amended, originally filed April 17, 2026).
4.6	Warrant Agency Agreement (Common Warrants), dated April 28, 2026, by and among the Company, Computershare, Inc. and Computershare Trust Company, N.A. (included as exhibit 4.5 of the Company’s Current Report on Form 8-K filed April 30, 2026, and incorporated herein by reference).
4.7	Warrant Agency Agreement (Pre-Funded Warrants), dated April 28, 2026, by and among the Company, Computershare, Inc. and Computershare Trust Company, N.A. (included as exhibit 4.6 of the Company’s Current Report on Form 8-K filed April 30, 2026, and incorporated herein by reference).
10.1	Form of Indemnification Agreement between Oculus Innovative Sciences, Inc. and its officers and directors (included as exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.2	Office Lease Agreement, dated May 18, 2006, between Oculus Technologies of Mexico, S.A. de C.V. and Antonio Sergio Arturo Fernandez Valenzuela (translated from Spanish) (included as exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.3	Office Lease Agreement, dated July 2003, between Oculus Innovative Sciences, B.V. and Artikona Holding B.V. (translated from Dutch) (included as exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.4	Form of Director Agreement (included as exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-135584), as amended, declared effective on January 24, 2007, and incorporated herein by reference).
10.5	Amendment to Office Lease Agreement, effective February 15, 2008, by and between Oculus Innovative Sciences Netherlands B.V. and Artikona Holding B.V. (translated from Dutch) (included as exhibit 10.32 to the Company’s Annual Report on Form 10-K filed June 13, 2008, and incorporated herein by reference).
10.6†	Exclusive Sales and Distribution Agreement, dated November 6, 2015, by and between Oculus Innovative Sciences, Inc. and Manna Pro Products, LLC (included as exhibit 10.1 to the Company’s 8-K filed March 23, 2016 and incorporated herein by reference).
10.7†	Asset Purchase Agreement dated October 27, 2016, between Oculus Innovative Sciences, Inc. and Invekra, S.A.P.I de C.V. (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 31, 2016, and incorporated herein by reference).
10.8†	Amendment Agreement to Acquisition Option dated October 27, 2016, by and between More Pharma Corporation S. de R.L. de C.V. and Oculus Technologies of Mexico, S.A. de C.V. (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 31, 2016, and incorporated herein by reference).
10.9	2016 Equity Incentive Plan (included as exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2016, and incorporated herein by reference).
10.10⸸+	Asset Purchase Agreement dated May 14, 2019, between Sonoma Pharmaceuticals, Inc. and Petagon, Ltd. (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 22, 2019, and incorporated herein by reference).
10.11⸸+	Asset Purchase Agreement dated February 21, 2020, between Sonoma Pharmaceuticals, Inc. and MicroSafe Group, DMCC (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 27, 2020, and incorporated herein by reference.)
10.12⸸+	License, Distribution and Supply Agreement by and between Sonoma Pharmaceuticals, Inc. and Brill International, S.L. dated May 19, 2020 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 26, 2020, and incorporated herein by reference.)
10.13	2021 Equity Incentive Plan (included as appendix on the Company’s Definitive Proxy Statement on Schedule 14A filed July 29, 2021 and incorporated herein by reference).
10.14	2024 Equity Incentive Plan (included as appendix on the Company’s Definitive Proxy Statement on Schedule 14A filed July 1, 2024 and incorporated herein by reference).
10.15+⸸	Exclusive License and Distribution Agreement between the Company and Dyamed Biotech Pte Ltd., dated November 4, 2021 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 9, 2021, and incorporated herein by reference).

10.16	Sonoma Pharmaceuticals, Inc. Non-Employee Director Compensation Program and Stock Ownership Guidelines, revised by the Board of Directors on January 28, 2026 (included as exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 28, 2026, and incorporated herein by reference).
10.17	First Amendment to the Lease between the Company and Westland Development Services, Inc., dated June 21, 2023 (included as exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2023, and incorporated herein by reference).
10.18	Second Amendment to the Lease between the Company and Westland Development Services, Inc., dated November 5, 2025 (included as exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed February 10, 2026, and incorporated herein by reference).
10.19	At Market Issuance Sales Agreement, by and between the Company and Ladenburg Thalmann & Co. Inc., dated September 26, 2025 (included as exhibit 1.1 to the Company’s Current Report on Form 8-K filed September 26, 2025, and incorporated herein by reference).
10.20	Offer letter to Jerome Dvonch dated February 7, 2024 (included as exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q filed February 8, 2024, and incorporated herein by reference).
10.21	Offer letter to John Dal Poggetto dated February 7, 2024 (included as exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q filed February 8, 2024 and incorporated herein by reference).
10.22⸸+	Distribution Agreement, dated August 19, 2024, by and between Sonoma Pharmaceuticals, Inc. and Medline Industries, LP (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 21, 2024, and incorporated herein by reference).
10.23+	Amendment No. 1 to Distribution Agreement, dated October 17, 2024, by and between Sonoma Pharmaceuticals, Inc. and Medline Industries, LP (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 22, 2024, and incorporated herein by reference).
10.24⸸+	Master Supply Agreement, dated January 29, 2025, by and between Sonoma Pharmaceuticals, Inc. and WellSpring Pharmaceutical Corporation (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 30, 2025, and incorporated herein by reference).
10.25⸸+	Amendment No. 1 to Master Supply Agreement, dated March 21, 2025, by and between Sonoma Pharmaceuticals, Inc. and WellSpring Pharmaceutical Corporation (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 25, 2025, and incorporated herein by reference).
10.26⸸+	Amendment No. 2 to Master Supply Agreement, dated June 2, 2025, by and between Sonoma Pharmaceuticals, Inc. and WellSpring Pharmaceutical Corporation (included as exhibit 10.30 to the Company’s Annual Report on Form 10-K filed June 17, 2025, and incorporated herein by reference).
10.27⸸+	Amendment No. 3 to Master Supply Agreement, dated July 23, 2025, by and between Sonoma Pharmaceuticals, Inc. and WellSpring Pharmaceutical Corporation (included as exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q filed August 7, 2025, and incorporated herein by reference)
10.28⸸+	Distribution and Supply Agreement, effective March 28, 2025, by and between Sonoma Pharmaceuticals, Inc. and Phase One Health, LLC (included as exhibit 10.31 to the Company’s Annual Report on Form 10-K filed June 17, 2025, and incorporated herein by reference).
10.29	Amended and Restated Employment Agreement by and between the Company and Amy Trombly, dated October 3, 2025 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 9, 2025, and incorporated herein by reference).
10.30	Consulting Agreement by and between the Company and Dr. Jay Birnbaum, dated January 28, 2026 (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 28, 2026, and incorporated herein by reference).
10.31	Manufacturing and Supply Agreement, effective October 24, 2025, by and between Sonoma Pharmaceuticals, Inc. and Kenvue Brands LLC (included as exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 9, 2026).
14.1	Code of Business Conduct, as revised and adopted on November 5, 2024 (included as exhibit 14.1 to the Company’s Quarterly Report on Form 10-Q filed November 7, 2024, and incorporated herein by reference).
21.1	List of Subsidiaries (included as exhibit 21.1 to the Company’s Annual Report on Form 10-K filed June 28, 2017, and incorporated herein by reference).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

*	Filed herewith.
†	Confidential treatment has been granted with respect to certain portions of this agreement.
⸸	Certain portions of the exhibit have been omitted to preserve the confidentiality of such information. The Company will furnish copies of any such information to the SEC upon request.
+	The schedules to the exhibit have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any such schedules to the SEC upon request.

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

Date: November 10, 2026	By:	/s/ Amy Trombly
Amy Trombly President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2026	By:	/s/ Jerome Dvonch
Jerome Dvonch
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

